Form 10-Q
period 2012-03-31
Regional Management Corp.
filed 2012-05-10
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended

Commission File Number: 001-35477

Regional Management Corp.

(Exact name of registrant as specified in its charter)

Delaware	57-0847115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

509 West Butler Road Greenville, South Carolina	29607
(Address of principal executive offices)	(Zip Code)

(864) 422-8011

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2012, the registrant had outstanding 12,486,727 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

($ in Thousands except per share amounts)

	MARCH 31, 2012	DECEMBER 31, 2011
	(Unaudited)
Assets
Cash	$2,429	$4,849
Gross finance receivables	392,100	387,494
Less unearned finance charges, insurance premiums, and commissions	(74,600)	(80,900)

Finance receivables	317,500	306,594
Allowance for loan losses	(19,860)	(19,300)

Net finance receivables	297,640	287,294
Premises and equipment, net of accumulated depreciation	4,638	4,446
Deferred tax asset, net	—	15
Repossessed assets at net realizable value	340	409
Other assets	11,510	7,137

Total assets	$316,557	$304,150

Liabilities and Stockholders’ Equity
Liabilities:
Cash overdraft	$6	$1
Deferred tax liability, net	2,462	—
Accounts payable and accrued expenses	7,756	7,447
Senior revolving credit facility	209,607	206,009
Mezzanine debt - related parties	25,814	25,814
Other notes payable	889	—

Total liabilities	246,534	239,271
Temporary equity	12,000	12,000

Commitments and Contingencies
Stockholders’ equity:
Common stock (25,000,000 shares authorized; 9,336,727 issued and outstanding; $.10 par value per share)	934	934
Additional paid-in-capital	28,172	28,150
Retained earnings	28,917	23,795

Total stockholders’ equity	58,023	52,879

Total liabilities and stockholders’ equity	$316,557	$304,150

See accompanying notes to consolidated financial statements (unaudited).

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

($ in Thousands except per share amounts)

	2012	2011
Revenue
Interest and fee income	$26,852	$21,045
Insurance income, net	2,485	2,194
Other income	2,203	1,457

Total revenue	31,540	24,696

Expenses
Provision for loan losses	5,627	3,836
General and administrative expenses
Personnel	7,975	6,540
Occupancy	1,894	1,471
Advertising	593	647
Other expenses	2,330	1,554
Other expenses
Consulting and advisory fees	1,451	310
Interest expense
Senior revolving credit facility and other notes payable	2,510	1,763
Mezzanine debt-related parties	1,030	996

Total interest expense	3,540	2,759

Total expenses	23,410	17,117

Income before income taxes	8,130	7,579
Income taxes	3,008	2,644

Net income	$5,122	$4,935

Net income per common share:
Basic	$0.55	$0.53

Diluted	$0.53	$0.51

Weighted average common shares outstanding:
Basic	9,336,727	9,336,727

Diluted	9,616,497	9,648,103

See accompanying notes to consolidated financial statements (unaudited).

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

($ in Thousands)

	2012	2011
Cash Flows From Operating Activities
Net income	$5,122	$4,935
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,627	3,836
Depreciation and amortization	677	305
Amortization of stock compensation expense	22	90
Fair value adjustment on interest rate caps	17	21
Deferred income taxes	2,477	(350)
Changes in operating assets and liabilities:
Increase in other assets	(4,660)	(1,157)
Increase in other liabilities	309	2,305

Net cash provided by operating activities	9,591	9,985

Cash flows from investing activities:
Net repayment of finance receivables	11,993	5,293
Purchase of two consumer loan companies, net of cash acquired	(27,967)	—
Purchase of property and equipment	(529)	(565)

Net cash provided by (used in) investing activities	(16,503)	4,728

Cash flows from financing activities:
Increase in cash overdraft	5	1,039
Net advances (payments) on senior revolving credit facility	3,598	(11,954)
Issuance (payments) on other notes payable, net	889	(270)

Net cash provided by (used in) financing activities	4,492	(11,185)

Net change in cash	(2,420)	3,528
Cash:
Beginning	4,849	856

Ending	$2,429	$4,384

Supplemental Disclosure of Cash Flow Information
Cash payments for interest
Paid to third parties	$2,459	$1,731

Paid to related parties	$788	$957

Cash payments for income taxes	$2,553	$1,949

See accompanying notes to consolidated financial statements (unaudited).

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Note 1. Basis of Presentation

Basis of presentation: The consolidated financial statements of Regional Management Corp. (the “Company”) at March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited and have been prepared in conformity with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, Interim Reporting. In the opinion of management, the interim financial statements include all adjustments, all of which are normal, recurring adjustments that are necessary for a fair presentation of the financial position at March 31, 2012 and the results of operations and cash flows for the three month periods ended March 31, 2012 and 2011.

The accompanying financial statements have been prepared in accordance with the accounting policies stated in the Company’s audited financial statements for the year ended December 31, 2011 and should be read in conjunction with the notes to those consolidated financial statements. These financial statements have also been prepared in accordance with the instructions to Form 10-Q. The consolidated balance sheet data as of December 31, 2011 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Note 2. Nature of Business and Significant Accounting Policies

Nature of business: The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small installment loans, large installment loans, automobile purchase loans, furniture and appliance purchase loans, related credit insurance, and ancillary products and services. As of March 31, 2012, the Company operates offices in 194 locations in the states of Alabama (33 offices), North Carolina (26 offices), Oklahoma (1 office), South Carolina (69 offices), Tennessee (18 offices), and Texas (47 offices) under the brand names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit and Sun Finance. In the three months ended March 31, 2012, the Company opened 5 offices and acquired 23 branches in Alabama, four of which it intends to close.

Principles of consolidation: The consolidated financial statements include the accounts of Regional Management Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates through a separate subsidiary in each state.

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the consumer finance industry.

The following is a description of significant accounting policies used in preparing the financial statements.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, fair value of stock-based compensation, and the valuation of deferred tax assets.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Loan losses: Provisions for loan losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for loan losses at an adequate level to provide for losses on the finance receivables. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Loan loss experience, average loan life, and contractual delinquency of finance receivables by loan type, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for loan losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

The Company establishes a full valuation allowance for a loan at the date that the loan is contractually delinquent 180 days. The Company initiates repossession proceedings when an account is seriously delinquent and, in the opinion of management, the customer is unlikely to make further payments. The Company sells substantially all repossessed vehicle inventory through public sales conducted by independent automobile auction organizations after the required post-repossession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for loan losses.

The allowance for loan losses consists of general and specific components. The general reserve estimates loan losses for groups of loans on a collective basis. The Company’s general component of the allowance for loan losses relates to probable incurred losses of unimpaired loans and consists of two computations as follows:

•

Large installment loans, automobile purchase loans and furniture and appliance purchase loans. Most recent twelve months of historical losses are used to estimate the general allowance for large installment loans (loans in excess of $2,500), automobile purchase loans, and all furniture and appliance purchase loans.

•	Small installment loans. Most recent eight months of historical losses are used to estimate the general allowance for small installment loans, including live checks (loans of $2,500 or less).

Automobile purchase, furniture and appliance purchase, and large installment loans have longer maturities than small installment loans, which is why a shorter period is used for small installment loan losses.

The Company adjusts the computed historical loss percentages as described above for qualitative factors based on an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss data. Those qualitative factors include trends in growth in the loan portfolio, delinquency, unemployment, bankruptcy, and other economic trends.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

The specific component of the allowance for loan losses relates to impaired loans. The specific component includes a full reserve for accounts that are 180 days or more delinquent on a contractual basis. The specific component also includes an estimate of the loss resulting from the difference between the recorded investment in a loan to a bankrupt customer and the present value of the cash flows of such loans in accordance with the modified loan terms approved by the bankruptcy court discounted at the original contractual interest rate. Loans to bankrupt customers are evaluated in the aggregate rather than on a specific loan basis. Such loans are accounted for as troubled debt restructurings (as described under “Impaired loans” below).

In 2011, the Company began evaluating the loans of customers in Chapter 13 bankruptcy for impairment as troubled debt restructurings. The Company has adopted the policy of aggregating loans with similar risk characteristics for purposes of computing the amount of impairment. In connection with the adoption of this practice, the Company computed the estimated impairment on its Chapter 13 bankrupt loans in the aggregate by discounting the projected cash flows at the original contract rates on the loan using the terms imposed by the bankruptcy court. This method was applied in the aggregate to each of the Company’s four classes of loans.

The Company’s policy for the accounts of customers in bankruptcy is to charge off the balance of accounts in a confirmed bankruptcy under Chapter 7 of the bankruptcy code. For customers in a Chapter 13 bankruptcy plan, the Company reduces the interest rate to that specified in the bankruptcy order. Additionally, if the bankruptcy court converts a portion of a loan to an unsecured claim the Company’s policy is to charge off the portion of the unsecured balance that it deems uncollectible at the time the bankruptcy plan is confirmed. Once the customer is in a confirmed Chapter 13 bankruptcy plan, the Company receives payments with respect to the remaining amount of the loan at the reduced interest rate from the bankruptcy trustee. The Company does not believe that accounts in a confirmed Chapter 13 plan have a higher level of risk than non-bankrupt accounts. If a customer fails to comply with the terms of the bankruptcy order, the Company will petition the trustee to have the customer dismissed from bankruptcy. Upon dismissal, the Company restores the account to the original terms and pursues collection through its normal collection activities.

In making the computations of the present value of cash payments to be received on bankrupt accounts in each product category, the Company used the weighted average interest rates and weighted average remaining term based on data as of March 31, 2012.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Impaired loans: A loan is considered impaired by the Company when it is 180 or more days contractually delinquent, at which time a full valuation allowance is established for such loans within the allowance for loan losses. In addition, loans that have been modified by bankruptcy proceedings are accounted for in the aggregate by the Company as troubled debt restructurings and are also considered impaired loans. At the time of restructuring, a specific valuation allowance is established for such loans within the allowance for loan losses.

The factors used to determine whether an account is uncollectible are the age of the account, supervisory review of collection efforts, and other factors such as customers relocating to an area where collection is not practical. As of March 31, 2012, bankrupt accounts that had not been charged-off were approximately $3,821. Such accounts are specifically evaluated for impairment. The Company has elected to evaluate such loans in the aggregate in accordance with FASB ASC Topic 310 as they have common risk characteristics. Of the total $3,821 of bankrupt accounts at March 31, 2012, $381 are more than 180 days contractually delinquent and thus fully reserved. For customers with a confirmed Chapter 13 bankruptcy plan, the Company receives payments through the bankruptcy court. For customers who recently filed for Chapter 13 bankruptcy, the Company generally does not receive any payments until their bankruptcy plan is confirmed by the court. If the customers have made payments to the trustee in advance of plan confirmation, the Company may receive a lump sum payment from the trustee once the plan is confirmed. This lump sum payment represents the Company’s pro-rata share of the amount paid by the customer. If a customer files for bankruptcy under Chapter 7 of the bankruptcy code, the customer’s entire debt is cancelled. In such cases, the Company charges off the account upon receiving notice from the bankruptcy court. If a vehicle secures a Chapter 7 bankruptcy account, the customer has the option of buying the vehicle at fair value or reaffirming the loan and continuing to pay the loan.

The remainder of the 180 or more days past due accounts are those of which operations personnel are of the view that some portion can be collected. At March 31, 2012, there are $1,712 of accounts that are 180 or more days contractually delinquent of which $381 represent the accounts of customers in bankruptcy.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Delinquency: The Company determines past due status using the contractual terms of the loan. This is the credit quality indicator used to evaluate the allowance for loan losses for each class of finance receivables.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Interest rate caps: In 2009, the Company purchased three interest rate caps with notional amounts of $10,000 each. The Company purchased the caps to protect a portion of its senior revolving credit facility from increases in interest rates above the strike rate of the cap. In early 2010, the Company exchanged its $30,000 notional cap for a cap with a notional amount of $128,500, a strike rate of 6.0%, and a maturity of March 2014. There was no cost related to this exchange. In late 2010, the Company purchased an additional cap increasing the total interest rate protection to $150,000 on the same terms as the exchanged cap. At March 31, 2012, the caps are based on the three-month LIBOR contract and reimburse the Company for the difference when three-month LIBOR exceeds six percent. The carrying value of the caps, are adjusted to fair value. For the three months ended March 31, 2012 and 2011, the Company recorded unfavorable fair value adjustments of $17 and $21, respectively, as increases in interest expense.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Earnings per share: Earnings per share have been computed based on the weighted-average number of common shares outstanding during each reporting period presented. Common shares issuable upon the exercise of the stock-based compensation, which are computed using the treasury stock method, are included in the computation of diluted earnings per share.

Government regulation: The Company is subject to various state and federal laws and regulations, which, among other things, impose limits on interest rates, other charges, and insurance premiums and require licensing and qualifications.

Congress recently passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other provisions, the bill created the Consumer Financial Protection Bureau (“CFPB”). The CFPB has the authority to promulgate regulations that could affect the Company’s business. The CFPB has not issued any regulations to date and the Company is not aware of any pending regulations that might affect its business.

Disclosure about fair value of financial instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Finance receivables: Finance receivables are originated either at prevailing market rates or at statutory limits. The Company’s loan portfolio turns approximately 1.1 times per year from cash payments and renewal of loans. Management believes that the carrying value approximates the fair value of its loan portfolio.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Interest rate caps: The fair value of the interest rate caps is the estimated amount the Company would receive to terminate the cap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of the Company for liabilities.

Debt: The Company refinanced its senior revolving credit facility in January 2012 and as a result of the refinancing believes that the fair value of this variable rate debt approximates its carrying value at March 31, 2012 and December 31, 2011. The Company also refinanced its mezzanine debt in August 2010 and estimates that the fixed interest rate on the mezzanine debt exceeds the estimated market interest rate for similar debt, resulting in a fair value in excess of the carrying amount. The Company also considered its creditworthiness in its determination of fair value. Our mezzanine debt was repaid in full from the proceeds of our initial public offering, which closed on April 2, 2012.

The Company follows the provisions of ASC 820-10. ASC 820-10 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820-10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	MARCH 31 2012		DECEMBER 31, 2011
	CARRYING AMOUNT	ESTIMATED FAIR VALUE	CARRYING AMOUNT	ESTIMATED FAIR VALUE
	(Unaudited)		(Unaudited)
Assets
Level 1 inputs
Cash	$2,429	$2,429	$4,849	$4,849
Restricted cash	1,338	1,338	1,338	1,338
Level 2 inputs
Interest rate caps	11	11	28	28
Level 3 inputs
Net finance receivables	297,640	297,640	287,294	287,294
Repossessed assets	340	340	409	409

Liabilities
Level 3 inputs
Senior revolving credit facility	209,607	209,607	206,009	206,009
Mezzanine debt-related parties	25,814	26,357	25,814	26,428
Other notes payable	889	889	—	—

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Accounting pronouncements issued and adopted:

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts. ASU 2010-26 requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. This guidance was adopted by the Company for the year beginning January 1, 2012 and will be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which aligns disclosures related to fair value between U.S. GAAP and International Financial Reporting Standards. The ASU includes changes to the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and changes to the disclosure of information about fair value measurements. More specifically, the changes clarify the intent of the FASB regarding the application of existing fair value measurements and disclosures as well as changing some particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Loan Losses

Finance receivables consisted of the following:

	MARCH 31, 2012	DECEMBER 31, 2011
	(Unaudited)
Small installment loans	$109,970	$130,257
Large installment loans	57,594	36,938
Automobile purchase loans	135,848	128,660
Furniture and appliance purchase loans	14,088	10,739

Finance receivables	$317,500	$306,594

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	THREE MONTHS ENDED MARCH 31,
	2012	2011
	(Unaudited)
Balance at beginning of period	$19,300	$18,000
Provision for loan losses	5,627	3,836
Finance receivables charged off	(5,242)	(4,004)
Recoveries	175	168

Balance at end of period	$19,860	$18,000

The following is a reconciliation of the allowance for loan losses by component for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011:

	BALANCE JANUARY 1, 2012	PROVISION	CHARGE- OFFS	RECOVERIES	BALANCE MARCH 31, 2012	FINANCE RECEIVABLES MARCH 31, 2012	ALLOWANCE AS PERCENTAGE OF FINANCE RECEIVABLES MARCH 31, 2012
Small installment loans	$8,838	$2,450	$(3,263)	$122	$8,147	$109,970	7.4%
Large installment loans	2,448	1,490	(473)	25	3,490	57,594	6.1%
Automobile purchase loans	7,618	1,547	(1,436)	27	7,756	135,848	5.7%
Furniture and appliance purchase loans	396	140	(70)	1	467	14,088	3.3%

Total	$19,300	$5,627	$(5,242)	$175	$19,860	$317,500	6.3%

	BALANCE JANUARY 1, 2011	PROVISION	CHARGE- OFFS	RECOVERIES	BALANCE MARCH 31, 2011	FINANCE RECEIVABLES MARCH 31, 2011	ALLOWANCE AS PERCENTAGE OF FINANCE RECEIVABLES MARCH 31, 2011
Small installment loans	$8,974	$321	$(2,465)	$123	$6,953	$99,623	7.0%
Large installment loans	2,972	66	(579)	19	2,478	32,669	7.6%
Automobile purchase loans	5,909	3,389	(925)	26	8,399	102,164	8.2%
Furniture and appliance purchase loans	145	60	(35)	—	170	3,661	4.6%

Total	$18,000	$3,836	$(4,004)	$168	$18,000	$238,117	7.6%

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

	BALANCE JANUARY 1, 2011	PROVISION	CHARGE- OFFS	RECOVERIES	BALANCE DECEMBER 31, 2011	FINANCE RECEIVABLES DECEMBER 31, 2011	ALLOWANCE AS PERCENTAGE OF FINANCE RECEIVABLES DECEMBER 31, 2011
Small installment loans	$8,974	$9,998	$(10,522)	$388	$8,838	$130,257	6.8%
Large installment loans	2,972	1,442	(2,042)	76	2,448	36,938	6.6%
Automobile purchase loans	5,909	6,014	(4,430)	125	7,618	128,660	5.9%
Furniture and appliance purchase loans	145	400	(153)	4	396	10,739	3.7%

Total	$18,000	$17,854	$(17,147)	$593	$19,300	$306,594	6.3%

Following is a summary of the finance receivables associated with customers in bankruptcy as of the periods indicated:

	FINANCE RECEIVABLES IN BANKRUPTCY AS OF MARCH 31, 2012	FINANCE RECEIVABLES IN BANKRUPTCY AS OF DECEMBER 31, 2011
	(Unaudited)
Small installment loans	$315	$352
Large installment loans	1,221	586
Automobile purchase loans	2,243	2,160
Furniture and appliance purchase loans	42	32

Total	$3,821	$3,130

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

The following is an assessment of the credit quality of finance receivables at March 31, 2012 and December 31, 2011. The contractual delinquency of the finance receivable portfolio by component at March 31, 2012 and December 31, 2011 was:

	MARCH 31, 2012 (Unaudited)
	SMALL INSTALLMENT LOANS		LARGE INSTALLMENT LOANS		AUTOMOBILE PURCHASE LOANS		FURNITURE AND APPLIANCE PURCHASE LOANS		TOTAL
	$	%	$	%	$	%	$	%	$	%
Current	$83,261	75.7%	$44,236	76.8%	$106,677	78.5%	$12,378	87.8%	$246,552	77.7%
1 to 29 days delinquent	17,692	16.1%	9,751	16.9%	23,758	17.5%	1,323	9.4%	52,524	16.5%

Delinquent accounts
30 to 59 days	2,666	2.4%	1,513	2.6%	3,067	2.3%	135	1.0%	7,381	2.3%
60 to 89 days	1,887	1.7%	669	1.2%	982	0.7%	76	0.5%	3,614	1.2%
Over 90 days	4,464	4.1%	1,425	2.5%	1,364	1.0%	176	1.3%	7,429	2.3%

Total delinquency	$9,017	8.2%	$3,607	6.3%	$5,413	4.0%	$387	2.8%	$18,424	5.8%

Total loans	$109,970	100.0%	$57,594	100.0%	$135,848	100.0%	$14,088	100.0%	$317,500	100.0%

Loans in nonaccrual status	$4,464	4.1%	$1,425	2.5%	$1,364	1.0%	$176	1.3%	$7,429	2.3%

The accounts of the acquired Alabama branches were converted to the Company’s loan management system on April 2, 2012 as of March 31, 2012. In presenting March 31, 2012, the Company made estimates of the delinquency reported by the acquired company’s loan management system to conform to the methods used by the Company.

	DECEMBER 31, 2011
	SMALL INSTALLMENT LOANS		LARGE INSTALLMENT LOANS		AUTOMOBILE PURCHASE LOANS		FURNITURE AND APPLIANCE PURCHASE LOANS		TOTAL
	$	%	$	%	$	%	$	%	$	%
Current	$97,240	74.7%	$25,787	69.8%	$91,947	71.5%	$9,101	84.7%	$224,075	73.0%
1 to 29 days delinquent	22,784	17.5%	8,202	22.2%	30,376	23.6%	1,313	12.2%	62,675	20.5%

Delinquent accounts
30 to 59 days	4,084	3.1%	1,484	4.0%	3,962	3.1%	146	1.4%	9,676	3.2%
60 to 89 days	3,002	2.3%	686	1.9%	1,185	0.9%	75	0.7%	4,948	1.6%
90 days and over	3,147	2.4%	779	2.1%	1,190	0.9%	104	1.0%	5,220	1.7%

Total delinquency	$10,233	7.8%	$2,949	8.0%	$6,337	4.9%	$325	3.1%	$19,844	6.5%

Total loans	$130,257	100.0%	$36,938	100.0%	$128,660	100.0%	10,739	100.0%	$306,594	100.0%

Loans in nonaccrual status	$3,147	2.4%	$779	2.1%	$1,190	0.9%	$104	1.0%	$5,220	1.7%

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Following is a summary of finance receivables evaluated for impairment at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Unaudited)
Finance receivables evaluated for impairment
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$1,331	$1,074
Customers in Chapter 13 bankruptcy	3,821	3,130

Total impaired accounts specifically evaluated	$5,152	$4,204
Finance receivables evaluated collectively	312,348	302,390

Finance receivables outstanding	$317,500	$306,594

Accounts in bankruptcy in nonaccrual status	$1,304	$783

Total impaired accounts specifically evaluated	$5,152	$4,204

Amount of the specific reserve for impaired accounts	$2,693	$2,187

Finance receivables evaluated collectively	$312,348	$302,390

Amount of the general component of the reserve	$17,167	$17,113

Note 4. Debt

The Company’s senior revolving credit facility and mezzanine debt contain restrictive covenants including maintenance of a specified interest coverage ratio, restrictions on distributions, limitations on additional borrowings, debt ratio, maintenance of a minimum allowance for loan losses, and certain other restrictions. At March 31, 2012, the Company was in compliance with all debt covenants. Substantially all the Company’s finance receivables are pledged to the senior revolving credit facility and secondarily to the mezzanine debt.

Note 5. Temporary Equity

The shareholders agreement between the Company, Regional Holdings LLC, the sponsors and the individual owners provides that the individual owners have the right to put their stock back to the Company if an initial public offering does not occur within five years of the acquisition date, March 21, 2007. The put option is exercisable for 90 days following March 21, 2012, amended on March 12, 2012 to May 21, 2012. The purchase price of the stock is the then fair value, and the option is subject to contingencies, principally failure to complete an initial public offering and approval of the senior lender. The Company valued this put option at the original purchase price of $12,000. There are 2,196,877 shares owned by the individual owners. The initial public offering closed on April 2, 2012, see note 13.

Note 6. Income Taxes

Regional Management Corp. and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by individual states in which it operates.

Note 7. Stock Based Compensation

There were no options to purchase common stock granted, forfeited, or exercised in 2012 until the closing of the initial public offering when options to purchase 310,000 shares of common stock were granted at the initial offering price of $15.00 per share.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Note 8. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	2012 (Unaudited)
	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$5,122	9,336,727	$0.55

Effect of dilutive securities
Options to purchase common stock	—	279,770	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$5,122	9,616,497	$0.53

	2011 (Unaudited)
	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$4,935	9,336,727	$0.53

Effect of dilutive securities
Options to purchase common stock	—	311,376	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$4,935	9,648,103	$0.51

Note 9. Related Party Transactions

The Company is majority owned by two sponsors. Following is a summary of transactions during the three months ended March 31, 2012 and 2011 with the sponsors and the individual owners who retain an interest in the Company.

	Individual
	Owners	Sponsors
2012 (unaudited)
Interest expense on mezzanine debt	$195	$812
Financing fees	3	12
Consulting and advisory fee expense	563	888
2011
Interest expense on mezzanine debt	$191	$794
Consulting and advisory fee expense	113	195

Note 10. Commitments and Contingencies

The Company is a defendant in various pending or threatened lawsuits. These matters are subject to various legal proceedings in the ordinary course of business. Each of these matters is subject to various uncertainties and some of them may have an unfavorable outcome to the Company. The Company has established accruals for the matters that are probable and reasonably estimable. The Company is not party to any legal proceedings that management believes would have a materially adverse effect on the Company’s consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Note 11. Restricted Assets

RMC Reinsurance, Ltd. is a wholly-owned life insurance subsidiary of the Company. RMC Reinsurance is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. In 2011, the Company increased its letter of credit to $1,388 in favor of the ceding company. The letter of credit is secured by a cash deposit of $1,388. The cash securing the letter of credit at March 31, 2012 and December 31, 2011 and the required reserves are presented as restricted cash in the other asset category in the accompanying balance sheets.

Note 12. Acquisitions

On January 20, 2012, the Company purchased the assets of two affiliated consumer loan companies in the state of Alabama. This acquisition was made to expand the Company’s presence in the state. Following is a summary of the transaction:

Branches purchased	23
Branches merged into existing Regional offices	4

Net new offices	19

Total loans acquired	$27,967
Other assets acquired	569

Total cash purchase price, subject to adjustment	$29,888

In accordance with FASB ASC Topic 805-10, the Company determined that the transaction met the definition of a business combination. Accordingly, the purchase price will be allocated to the fair value of the tangible and intangible assets acquired. The Company has hired a third party to assist in the valuation of acquired assets which valuation is not complete at March 31, 2012. The accompanying financial statements include management’s estimates of the amortization of intangible assets; however, those estimates are subject to change upon completion of the third party’s analysis. As of March 31, 2012, the Company had incurred approximately $55 in costs related to the acquisition.

Note 13. Subsequent Events

On April 2, 2012, the Company closed its initial public offering of common stock. The Company sold 3,150,000 shares of $.10 par value common stock at a price of $15.00 per share, less an underwriting discount of $1.05 per share. Additionally, the Company incurred an estimated $3,775 of offering expenses.

In connection with the initial public offering, the Company granted 310,000 options to purchase common stock to its directors and certain of its officers. The total compensation cost of the options was $2,811, which will be amortized over the option vesting period, five years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 194 locations in the states of South Carolina, Texas, North Carolina, Tennessee, Alabama and Oklahoma as of March 31, 2012. Each of our loan products is secured, structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments and is repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, furniture and appliance retailers and our consumer website. We operate an integrated branch model in which all loans, regardless of origination channel, are serviced and collected through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Installment Loans – As of March 31, 2012, we had approximately 125,800 small installment loans outstanding, representing $110.0 million in finance receivables.

•	Large Installment Loans – As of March 31, 2012, we had approximately 21,700 large installment loans outstanding, representing $57.6 million in finance receivables.

•	Automobile Purchase Loans – As of March 31, 2012, we had approximately 15,900 automobile purchase loans outstanding, representing $135.8 million in finance receivables.

•	Furniture and Appliance Purchase Loans – As of March 31, 2012, we had approximately 12,400 furniture and appliance purchase loans outstanding, representing $14.1 million in finance receivables.

•	Insurance Products – We offer our customers optional payment protection insurance options relating to many of our loan products.

Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to installment loans and automobile purchase loans have historically been the largest component. In 2009, we introduced furniture and appliance purchase loans and expanded our automobile purchase loans to offer loans through online credit application networks. In addition to interest and fee income from loans, we derive revenue from insurance products sold to customers of our direct loan products.

Initial Public Offering

On March 27, 2012, our registration statement on Form S-1 relating to our initial public offering was declared effective by the Securities and Exchange Commission (“SEC”). Our initial public offering closed on April 2, 2012, at which time we sold 3,150,000 shares of our common stock and received cash proceeds of approximately $43.9 million, net of underwriting discounts and commissions. Additionally, we have incurred estimated offering costs of $3.8 million related to the initial public offering. We used the proceeds of the offering to pay a portion of our indebtedness. We anticipate incurring significantly lower amounts of interest expense in future periods from the reduction of debt resulting from our initial public offering, as described in “Unaudited Pro Forma Consolidated Financial Information” below.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees from our loan products is largely driven by the number of loans that we originate. Average finance receivables grew 22.2% from $216.0 million in 2010 to $264.0 million in 2011. Average finance receivables grew 32.3% from $240.8 million in the first three months of 2011 to $318.6 million in the first three months of 2012. We originated or purchased 55,300, 67,300 and 23,900 new loans during 2010, 2011 and the first three months of 2012, respectively. We source our loans through our branches and our live check program, as well as through automobile dealerships and furniture and appliance retailers that partner with us. Our loans are made exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened 17 and 36 new branches in 2010 and 2011 respectively. We opened two AutoCredit Source branches in early 2011 and two additional AutoCredit Source branches in Texas in January 2012. We have grown more rapidly in Tennessee and Alabama than in the other states in which we operate. We opened our first branch in Tennessee in 2007 and our first branch in Alabama in 2009. As of March 31, 2012, we operated 18 branches with a total of $14.1 million in finance receivables in Tennessee and 33 branches with a total of $32.5 million in finance receivables in Alabama.

Product Mix. We offer a number of different loan products, including small installment loans, large installment loans, automobile purchase loans and furniture and appliance purchase loans. We charge different interest rates and fees and are exposed to different credit risks with respect to the various types of loans we offer. For example, in recent years, we have sought to increase our product diversification by growing our automobile purchase and furniture and appliance purchase loans, which have lower interest rates and fees than our small and large installment loans but also have longer maturities and lower charge-off rates. Our product mix also varies to some extent by state. For example, small installment loans make up a smaller percentage of our loan portfolio in North Carolina than in the other states in which we operate because the rate structure in North Carolina is more favorable for larger loans. Small installment loans make up a larger percentage of our loan portfolio in Texas than our other loan products because our branches in Texas have historically focused on small installment loans. However, we expect to continue diversifying our product mix in Texas in the future, including opening AutoCredit Source branches.

Asset Quality. Our results of operations are highly dependent upon the strength of our asset portfolio. We recorded $17.9 million of provisions for loan losses during 2011 (or 6.8% as a percentage of average finance receivables) and $5.6 million of provisions for loan losses during the first three months of 2012 (or 7.1% as a percentage of average finance receivables (both annualized)). The quality of our asset portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent portfolio oversight and respond to changing economic conditions as we grow our loan portfolio.

Allowance for Loan Losses

Beginning January 1, 2010, we have evaluated losses in each of the four categories of loans in establishing the allowance for loan losses. The following table sets forth our allowance for loan losses compared to the related finance receivables as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012		As of December 31, 2011
	Finance Receivables	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance as Percentage of Related Finance Receivables
	(Dollars in thousands)
Small Installment Loans	$109,970	7.4%	$130,257	6.8%
Large installment loans	57,594	6.1%	36,938	6.6%
Automobile purchase loans	135,848	5.7%	128,660	5.9%
Furniture and appliance purchase loans	14,088	3.3%	10,739	3.7%

Total	$317,500	6.3%	$306,594	6.3%

Provisions for Loan Losses

In evaluating our allowance for loan losses, we currently separate our portfolio of receivables into four components based on loan type: small installment, large installment, automobile purchase, and furniture and appliance purchase. The allowance for small installment loans is based on the historic loss percentage computed by using the most recent eight months of losses applied to the most recent month-end balance of loans. The allowance for each other loan type is based on the historic loss percentage computed by using the most recent 12 months of losses applied to the most recent month-end balance of loans for each such loan type. We believe, therefore, that the primary underlying factor driving the provision for loan losses for each of these loan types is the same: general economic conditions in the areas in which we conduct business. In addition, gasoline prices and the market for repossessed automobiles at auction are an additional underlying factor that we believe influences the provision for loan losses for automobile purchase loans and, to a lesser extent, large installment loans. We monitor these factors, the monthly trend of delinquencies and the slow file (which consists of all loans one or more days past due) to identify trends that might require an increased provision, and we modify the provision for loan losses accordingly.

Interest Rates. Our costs of funds are affected by changes in interest rates. In particular, the interest rate that we pay on our senior revolving credit facility is a floating rate based on LIBOR. Although we have purchased interest rate caps to protect a notional amount of $150.0 million of our outstanding senior revolving credit facility should the three-month LIBOR exceed 6.0%, our cost of funding will increase if LIBOR increases. The interest rates that we charge on our loans are not significantly impacted by changes in market interest rates.

Efficiency Ratio. One of our key operating metrics is our efficiency ratio, which is calculated by dividing the sum of general and administrative expenses by total revenue. Our efficiency ratio was 40.6% in the first three months of 2012, compared to 41.4% in the same period of 2011. We expect to incur new expenses associated with operating as a public company and increased personnel expenses, which will tend to increase our efficiency ratio in future periods.

Components of Results of Operations

Interest and Fee Income

Our interest and fee income consists primarily of interest earned on outstanding loans. We cease accruing interest on a loan when the customer is contractually past due 90 days. Accrual resumes when the customer makes at least one full payment and the account is less than 90 days contractually past due.

Loan fees are additional charges to the customer, such as loan origination fees, acquisition fees and maintenance fees, as permitted by state law. The fees may or may not be refundable to the customer in the event of an early payoff, depending on state law. Fees are accreted to income over the life of the loan on the constant yield method and are included in the customer’s truth in lending disclosure. The following table sets forth the composition of our average finance receivables and average yield for each of our loan products for the three months ended March 31, 2012:

	For the Three Months Ended March 31, 2012
	Average Finance Receivables	Average Yield
	(Dollars in Thousands)
Small installment loans	$120,178	50.3%
Large installment loans	54,327	29.2%
Auto purchase loans	131,826	21.8%
Furniture and appliance purchase loans	12,232	19.2%

Total	$318,563	33.7%

Insurance Income

Our insurance income consists of revenue from the sale of various insurance products and other payment protection options offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. The type and terms of our insurance products vary from state to state based on applicable laws and regulations. We offer optional credit life insurance, credit accident and health insurance and involuntary unemployment insurance. We require property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party (such as homeowners or renters insurance) in lieu of purchasing property insurance from us. We also require proof of liability and collision insurance for any vehicles securing loans, and we obtain collateral insurance on behalf of customers who permit their other insurance coverage to lapse.

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on paid out or renewed loans). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums to RMC Reinsurance are earned. As of March 31, 2012, we had pledged a $1.3 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income

Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment (except in North Carolina, which does not permit late charges on direct consumer loans). Other income also includes fees for extending the due date of a loan and returned check charges. Due date extensions are only available to a customer once every thirteen months, are available only to customers who are current on their loans and must be approved by personnel at our headquarters. Less than 1% of scheduled payments were deferred in 2011 and in the three months ended March 31, 2012.

Provision for Loan Losses

Provisions for loan losses are charged to income in amounts that we judge as sufficient to maintain an allowance for loan losses at an adequate level to provide for losses on the related finance receivables portfolio. Loan loss experience, contractual delinquency of finance receivables, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for loan losses. Our provision for loan losses fluctuates so that we maintain an adequate loan loss allowance that accurately reflects our estimates of losses in our loan portfolio. Therefore changes in our charge-off rates may result in changes to our provision for loan losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance.

General and Administrative Expenses

Our general and administrative expenses are comprised of four categories: personnel, occupancy, advertising and other. We typically measure our general and administrative expenses as a percentage of total revenue, which we refer to as our “efficiency ratio.”

Our personnel expenses are the largest component of our general and administrative expenses and consist primarily of the salaries, bonuses and benefits associated with all of our branch, field and headquarters employees and related payroll taxes. In connection with our initial public offering in March 2012, we granted awards of stock options to purchase an aggregate of 280,000 shares of our common stock to our executive officers and directors and stock options to purchase an aggregate of 30,000 shares to other employees, each pursuant to the Regional Management Corp. 2011 Stock Incentive Plan (the “2011 Stock Plan”). Each stock option has an exercise price equal to the initial public offering price of $15.00 per share and vest in five equal annual installments beginning on the first anniversary of the grant date. We expect to record a deferred stock-based compensation expense equal to the grant-date fair value of the stock options issued of $2.8 million, which will be recognized as compensation expense over the vesting period.

Our occupancy expenses consist primarily of the cost of renting our branches, all of which are leased, as well as the utility and other non-personnel costs associated with operating our branches.

Our advertising expenses consist primarily of costs associated with our live check direct mail campaigns (including postage and costs associated with selecting recipients) and maintaining our web site, as well as telephone directory advertisements and some local advertising by branches. These costs are expensed as incurred.

Other expenses consist primarily of various other expenses including legal, audit, office supplies, credit bureau charges and postage.

We expect that our general and administrative expenses will increase as a result of the additional legal, accounting, insurance and other expenses associated with being a public company.

Consulting and Advisory Fees

Consulting and advisory fees consist of amounts payable to the sponsors and certain former major stockholders, who were members of our management before our acquisition by the sponsors, pursuant to certain agreements that were terminated in connection with our initial public offering in March 2012.

Interest Expense

Our interest expense consists primarily of interest payable and amortization of debt issuance costs in respect of borrowings under our senior revolving credit facility and our mezzanine debt. Interest expense also includes costs attributable to the interest rate caps we enter into to manage our interest rate risk. Changes in the fair value of the interest rate cap are reflected in interest expense for the senior and other debt. We repaid the mezzanine debt and a portion of the borrowings under our senior revolving credit facility with proceeds from our initial public offering in April 2012. We entered into an amended and restated senior revolving credit facility in January 2012. See “Liquidity and Capital Resources.”

Income Taxes

Incomes taxes consist primarily of state and federal income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future tax rate changes are recognized in the period when the enactment of new rates occurs.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (unaudited):

	Three Months Ended March 31,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue
	(Dollars in Thousands)
Revenue:
Interest and fee income	$26,852	85.1%	$21,045	85.2%
Insurance income, net	2,485	7.9%	2,194	8.9%
Other income	2,203	7.0%	1,457	5.9%

Total revenue	31,540	100.0%	24,696	100.0%

Expenses:
Provision for loan losses	5,627	17.8%	3,836	15.5%
General and administrative expenses
Personnel	7,975	25.3%	6,540	26.5%
Occupancy	1,894	6.0%	1,471	6.0%
Advertising	593	1.9%	647	2.6%
Other	2,330	7.4%	1,554	6.3%
Consulting and advisory fees	1,451	4.6%	310	1.3%
Interest expense
Senior and other debt	2,510	8.0%	1,763	7.1%
Mezzanine debt-related parties	1,030	3.2%	996	4.0%

Total interest expense	3,540	11.2%	2,759	11.1%

Total expenses	23,410	74.2%	17,117	69.3%

Income before taxes	8,130	25.8%	7,579	30.7%
Income Taxes	3,008	9.6%	2,644	10.7%

Net Income	$5,122	16.2%	$4,935	20.0%

The following table sets forth certain information derived from the Company’s consolidated financial statements and other operating data and ratios, for the periods indicated (unaudited):

Regional Management Corp.

Selected Financial Data

As of and for the Three Months Ended March 31, 2012 and 2011

(Unaudited)

(Dollars in thousands)

	March 31, 2012		March 31, 2011
Finance Receivables	Average Balance (1)	Yield	Average Balance (1)	Yield
Small installment loans	$120,178	50.3%	$108,324	48.8%
Large installment loans	54,327	29.2%	32,700	27.2%
Automobile purchase loans	131,826	21.8%	96,528	22.7%
Furniture and appliance purchase loans	12,232	19.2%	3,273	18.2%

Total finance receivables	$318,563	33.7%	$240,824	35.0%

	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables
Allowance for loan losses	$19,860	6.3%	$18,000	7.6%
over 90 days contractually delinquent	$7,429	2.3%	$5,458	2.3%
over 180 days contractually delinquent	$1,712	0.5%	$1,191	0.5%

	Amount	Percentage of Average Finance Receivables	Amount	Percentage of Average Finance Receivables
Net charge-offs as a percentage of average finance receivables	$5,067	6.4%	$3,836	6.4%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for loan losses	$5,627	17.8%	$3,836	15.5%
General and administrative expenses	$12,792	40.6%	$10,212	41.4%
Same store finance receivables at period-end/Growth rate	$267,315	13.0%	$224,684	12.3%
Same store revenue growth rate		11.2%		8.9%
Number of branches at period end (2)	194		146

(1)	Average finance receivables are computed by using the most recent four month-end balances

(2)	Includes the 19 branches retained following the acquisition of two consumer loan companies in the state of Alabama

Income and Revenue

Net income increased to $5.1 million for the three months ended March 31, 2012, or 3.8%, from the three month period ended March 31, 2011. On an unaudited pro forma basis, net income for the three months ended March 31, 2012 was $6.8 million, an increase of 37% from the three months ended March 31, 2011. See “Unaudited Pro Forma Consolidated Financial Information”. Operating income (revenue less provision for loan losses and general and administrative expenses) increased approximately $2.5 million, or 23.2%, over the same period in 2011.

Total revenues increased to $31.5 million during the quarter ended March 31, 2012, a 27.7% increase over the $24.7 million of total revenues for the corresponding quarter in 2011. The increase is attributable to the opening of five additional branches and the acquisition of 19 net new branches in Alabama in the three months ended March 31, 2012, compared to the same period of 2011.

Interest and Fee Income

Interest and fee income increased $5.8 million, or 27.6%, to $26.9 million in the first three months of 2012, from $21.0 million in the first three months of 2011. The increase in interest and fee income was due primarily to a 32.3% increase in average finance receivables during the period, offset by a decrease in the average yield on loans from 35.0% to 33.7%. The following table sets forth the portions of the increase in interest and fee income attributable to changes in finance receivables balance and average yield for each of our products for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 (dollars in thousands):

	March 31, 2012		March 31, 2011
	Average Finance Receivables	Average Yield	Average Finance Receivables	Average Yield

Small installment loans	$120,178	50.3%	$108,324	48.8%

Large installment loans	54,327	29.2%	32,700	27.2%

Automobile purchase loans	131,826	21.8%	96,528	22.7%

Furniture and appliance purchase loans	12,232	19.2%	3,273	18.2%

Finance receivables	$318,563	33.7%	$240,824	35.0%

The following is a discussion of the changes by product type:

•

Small Installment Loans – Average small installment loans (loans with an original principal balance of $2,500 or less) outstanding increased by $11.9 million, or 10.9%, in the three months ended March 31, 2012, compared to the comparable period in 2011. The growth in receivables at the new branches opened in 2012 also contributed to the growth in overall small installment loans outstanding. In addition to the increase in average outstanding balance of small installment loans, interest income on small installment loans benefited from an increase in the average yield on the portfolio from 48.8% in the three months ended March 31, 2011 to 50.3% in the three months ended March 31, 2012.

•

Large Installment Loans – Average large installment loans outstanding increased by $21.6 million, or 66.1%, for the three months ended March 31, 2012, compared to the comparable period in 2011. The increase is primarily due to the acquisition of two consumer loan companies in the state of Alabama. In addition, interest income on large installment loans benefited from an increase in the average yield on the portfolio from 27.2% in the three months ended March 31, 2011 to 29.2% in the three months ended March 31, 2012.

•

Automobile Purchase Loans – Average automobile purchase loans outstanding increased by $35.3 million in the three months ended March 31, 2012, compared to the comparable period in 2011. The increase in automobile purchase loans outstanding was principally due to our increased emphasis on such loans, including our new initiatives relating to indirect lending and our AutoCredit Source branches. The yield on automobile purchase loans declined to 21.8% for the three-months ended March 31, 2012 from 22.7% for the comparable period in 2011. The decline is primarily attributable to the growth of loans in AutoCredit Source, which have a lower yield than automobile loans originated through the direct loan channel.

•

Furniture and Appliance Purchase Loans – Average furniture and appliance purchase loans outstanding increased $9.0 million in the three months ended March 31, 2012, compared to the comparable period in 2011. The increase in furniture and appliance purchase loans outstanding resulted from the additional relationships we established with new furniture and appliance retailers, as well as an expansion of volume through our existing relationships. The yield on furniture and appliance purchase loans increased to 19.2% for the three-months ended March 31, 2012 from 18.2% for the comparable period in 2011.

Insurance Income

Insurance income increased $291,000, or 13.3%, to $2.5 million in the three months ended March 31, 2012 from $2.2 million in the same period of 2011. However, insurance income as a percentage of average finance receivables declined from 3.6% to 3.1% (annualized). The decline is primarily attributable to the increase in indirect automobile purchase and furniture and appliance purchase loans where we do not have the opportunity to discuss our insurance offerings with the customer. Additionally, during the first quarter of the year, we experience reductions in our small loans as customers use income tax refunds to repay their loans, reducing insurance revenue, if applicable.

Other Income

Other income increased $746,000, or 51.2%, to $2.2 million in the three months ended March 31, 2012 from $1.5 million in the same period of 2011. The largest component of other income is late charges, which increased $216,000, or 26.9%, to $1.0 million in the three months ended March 31, 2012 from $802,000 in the same period of 2011. In addition, income from Guaranteed Auto Protection (“GAP”) and collateral protection insurance increased by $150,000.

Provision for Loan Losses

Our provision for loan losses increased $1.8 million, or 46.7%, to $5.6 million in the three months ended March 31, 2012 from $3.8 million in the comparable period of 2011. The increase in the provision was made in recognition of growth in the loan portfolio. Net loans charged-off were 6.4% (annualized) of average finance receivables for the three months ended March 31, 2012 and 2011.

General and Administrative Expenses

Our general and administrative expenses, comprising expenses for personnel, occupancy, advertising and other expenses, increased $2.6 million, or 25.3%, to $12.8 million during the three months ended March 31, 2012 from $10.2 million in the comparable period of 2011. Our efficiency ratio (general and administrative expenses as a percentage of revenue) experienced a favorable decline to 40.6% in the first three months of 2012 from 41.4% in the first three months of 2011.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $1.4 million, or 21.9%, to $8.0 million in the three months ended March 31, 2012 from $6.5 million in for the same period of 2011. This increase is primarily attributable to the number of new branches opened. At March 31, 2011 we had 146 branches; whereas, at March 31, 2012 we had 194 branches. However, personnel costs as a percentage of average finance receivables declined to 10.0% for the three months of 2012 from 10.9% in the comparable 2011 period (both percentages annualized).

Occupancy. Occupancy expenses increased $423,000, or 28.8%, to $1.9 million in the first three months ended March 31, 2012 from $1.5 million in the same period of 2011. The increase in occupancy expenses is the result of 48 additional branches at March 31, 2012, compared to March 31, 2011. Additionally, we frequently experience increases in rent as we renew existing leases.

Advertising. Advertising expenses decreased $54,000, or 8.3%, to $593,000 in the three months ended March 31, 2012 from $647,000 in the same period of 2011. The decrease in advertising expenses was due primarily to a change in the timing of a live check campaign.

Other Expenses. Other expenses increased $776,000, or 49.9%, to $2.3 million in the first three months ended March 31, 2012 from $1.6 million in the same period of 2011. The increase in other expenses was due primarily to the costs associated with the acquisition of two consumer loan companies in the state of Alabama and the growth in new branches.

Interest Expense

Interest expense on the senior revolving credit facility and other debt increased $747,000, or 42.4%, to $2.5 million in the three months ended March 31, 2012 from $1.8 million in the same period of 2011. The average cost of our senior revolving credit facility increased by 16 basis points from 4.49% for the three months ended March 31, 2011 to 4.65% for the three months ended March 31, 2012. The primary difference was the mix between our LIBOR-based portion of the loan and the prime interest rate portion of the loan.

Consulting and Advisory Fees

The consulting and advisory fees paid to related parties increased $1.1 million to $1.5 million in the three months ended March 31, 2012 from $310,000 compared to the same period of 2011. The increase in advisory and consulting fees is attributable to the termination fees payable to the sponsors and former majority stockholders at closing of the initial public offering on April 2, 2012. These fee agreements terminated with the closing of the initial public offering.

Income Taxes

Income taxes increased $365,000, or 13.8%, to $3.0 million in the three months ended March 31, 2012 from $2.6 million compared to the same period in 2011. The increase in income taxes was due to an increase in our net income before taxes combined with an increase in the tax rate from 34.9% to 37.0%.

Quarterly Information and Seasonality

Our loan volume and corresponding finance receivables follow seasonal trends. Demand for our loans is typically highest during the fourth quarter, largely due to customers borrowing money for holiday spending. Loan demand has generally been the lowest during the first quarter, largely due to the timing of income tax refunds. During the remainder of the year, our loan volume typically grows from customer loan activity. In addition, we typically generate higher loan volumes in the second half of the year from our live check campaigns, which are timed to coincide with seasonal consumer demand. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

Liquidity and Capital Resources

We have historically financed, and plan to continue to finance, the majority of our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary RMC Reinsurance is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of March 31, 2012, these reserve requirements totaled $1.3 million; additionally, we had a reserve for life insurance claims on our balance sheet of $177,000, as determined by the third party, unrelated ceding company.

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to expanding and maintaining our branch locations.

Cash Flow

Operating Activities

Net cash provided by operating activities decreased by $394,000, or 4.0%, to $9.6 million in the first three months of 2012 from $10.0 million in the first three months of 2011. The decrease was primarily due to an increase of $604,000 in cash paid for income taxes, partially offset by an increase in net income of $187,000.

Investing Activities

Investing activities consist of finance receivables originated and purchased, net change in restricted cash, purchase of furniture and equipment for new and existing branches and the purchase of interest rate caps.

During the first three months of 2011, net cash provided by investing activities was $4.7 million. During the first three months of 2012, primarily due to a $28.0 million purchase of two consumer loan companies, net cash used in investing activities was $16.5 million, a net decrease in net cash provided by investing activities from the first three months of 2011 of $21.2 million.

Financing Activities

Financing activities consist of borrowings and payments on our outstanding indebtedness and the net change in our cash overdraft.

During the three months ended March 31, 2011, net cash used in financing activities was $11.2 million. During the first three months of 2012, net cash provided by financing activities was $4.5 million, resulting in a net increase in net cash provided by financing activities of $15.7 million. The increase in net cash provided by financing activities was primarily a result of advances from our senior revolving credit facility to fund the purchase of finance receivables related to the acquisition of $28.0 million of consumer loan assets and 19 net branches in Alabama.

On April 2, 2012, we repaid the mezzanine debt and a portion of the borrowings under our senior revolving credit facility with proceeds from our initial public offering.

Financing Arrangements

Senior Revolving Credit Facility

In connection with our initial public offering and the acquisition of certain Alabama branches, we entered into an amended and restated senior revolving credit facility with a syndicate of banks in January 2012. The amended and restated senior revolving credit facility provides for up to $255.0 million in availability, with a borrowing base of 85% of eligible finance receivables, and matures in January 2015. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one month and six months, with a LIBOR floor of 1.00%, plus an applicable margin based on our leverage ratio (which was 3.25% as of March 31, 2012). Alternatively, we may pay interest at a rate based on the prime rate plus an applicable margin (which would have been 2.25% as of March 31, 2012). We also pay an unused line fee of 0.50% per annum, payable monthly. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions and limitations on other indebtedness, maintenance of a minimum allowance for loan losses and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $209.6 million at March 31, 2012. At March 31, 2012, we were in compliance with our debt covenants.

We have entered into interest rate caps to manage interest rate risk associated with a notional amount of $150.0 million of our LIBOR-based borrowings. The interest rate caps have a strike rate of 6.0% and a maturity of March 4, 2014. When three-month LIBOR exceeds six percent, the counterparty reimburses us for the excess over six percent; no payment is required by us or the counterparty when three-month LIBOR is below six percent. We repaid a portion of the borrowings under our senior revolving credit facility from a portion of the net proceeds from our initial public offering in March 2012.

Mezzanine Debt

In August 2010, we entered into a $25.8 million mezzanine loan from a sponsor and three individual stockholders. Our mezzanine debt was repaid in full from the proceeds of our initial public offering, which closed on April 2, 2012.

Other Financing Arrangements

We have a $1.5 million line of credit, which is secured by a mortgage on our headquarters, with a commercial bank to facilitate our cash management program. The interest rate is prime plus .25%, with a minimum of 5.00%, and interest is payable monthly. The line of credit matures on January 18, 2015. There are no significant restrictive covenants associated with this line of credit. Our outstanding debt under this line of credit was approximately $889,000 at March 31, 2012.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost, except for the interest rate cap which is carried at fair value. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

Related Party Transactions

For a description of our related party transactions, see “Part I. Financial Statements, Note 9, Related Party Transactions.”

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that involve a higher degree of complexity and management judgment.

Loan Losses

Finance receivables are equal to the total amount due from the customer, net of unearned finance and insurance charges. Net finance receivables are equal to the total amount due from the customer, net of unearned finance and insurance charges and allowance for loan losses.

Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses on our related finance receivables portfolio. Loan loss experience, contractual delinquency of finance receivables, the value of underlying collateral and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for loan losses.

Our loans within each loan product are homogenous and it is not possible to evaluate individual loans. We evaluate losses in each of the four categories of loans in establishing the allowance for loan losses.

In making an evaluation about the portfolio, we consider the trend of contractual delinquencies and the slow file. The slow file consists of all loans that are one or more days past due. We use the number of accounts in the slow file, rather than the dollar amount, to prevent masking delinquencies of smaller loans compared to larger loans. We evaluate delinquencies and the slow file by each state and by supervision district within states to identify trends requiring investigation. Historically, loss rates have been affected by several factors, including the unemployment rates in the areas in which we operate, the number of customers filing for bankruptcy protection and the prices paid for vehicles at automobile auctions. Management considers each of these factors in establishing the allowance for loan losses.

In 2011, we began evaluating the loans of customers in Chapter 13 bankruptcy for impairment as troubled debt restructurings. We have adopted the policy of aggregating loans with similar risk characteristics for purposes of computing the amount of impairment. In connection with the adoption of this practice, we computed the estimated impairment on our Chapter 13 bankrupt loans in the aggregate by discounting the projected cash flows at the original contract rates on the loan using the terms imposed by the bankruptcy court. We applied this method in the aggregate to each of our four classes of loans.

Our policy for the accounts of customers in bankruptcy is to charge off the balance of accounts in a confirmed bankruptcy under Chapter 7 of the bankruptcy code. For customers in a Chapter 13 bankruptcy plan, the bankruptcy court reduces the post-petition interest rate we can charge, as it does for most creditors. Additionally, if the bankruptcy court converts a portion of a loan to an unsecured claim, our policy is to charge off the portion of the unsecured balance that we deem uncollectible at the time the bankruptcy plan is confirmed. Once the customer is in a confirmed Chapter 13 bankruptcy plan, we receive payments with respect to the remaining amount of the loan at the reduced interest rate from the bankruptcy trustee. We do not believe that accounts in a confirmed Chapter 13 plan have a higher level of risk than non-bankrupt accounts. If a customer fails to comply with the terms of the bankruptcy order, we will petition the trustee to have the customer dismissed from bankruptcy. Upon dismissal, we restore the account to the original terms and pursue collection through our normal collection activities.

Prior to June 30, 2011, in making the computations of the present value of cash payments to be received on bankrupt accounts in each product category, we used the weighted average interest rates and weighted average remaining term based on data as of June 30, 2011. Management believes that using current data does not materially change the results that would be obtained if it had available data for interest rates and remaining term data as of the applicable periods. Since June 30, 2011, we have used data for the current quarter.

We fully reserve for all loans at the date that the loan is contractually delinquent 180 days. We initiate repossession proceedings when an account is seriously delinquent, we have exhausted other means of collection and, in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed vehicles through public sales conducted by independent automobile auction organizations, after the required post-possession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for loan losses.

Income Recognition

Interest income is recognized using the interest (actuarial) method, or constant yield method. Therefore, we recognize revenue from interest at an equal rate over the term of the loan. Unearned finance charges on pre-compute contracts are rebated to customers utilizing the Rule of 78s method. The difference between income recognized under the constant yield method and the Rule of 78s method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is suspended when no payment has been received for 90 days or more on a contractual basis. The accrual of income is not resumed until one or more full contractual monthly payments are received and the account is less than 90 days contractually delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed.

We recognize income on credit insurance products using the constant yield method over the life of the related loan. Rebates are computed using the Rule of 78s method and any difference between the constant yield method and the Rule of 78s is recognized in income at the time of rebate.

We charge a fee to automobile dealers for each loan we purchase from that dealer. We defer this fee and accrete it to income using a method that approximates the constant yield method over the life of the loan.

Charges for late fees are recognized as income when collected.

Insurance Operations

Insurance operations include revenue and expense from the sale of optional insurance products to our customers. These optional products include credit life, credit accident and health, property insurance and involuntary unemployment insurance. The premiums and commissions we receive are deferred and amortized to income over the life of the insurance policy using the constant yield method.

Stock-Based Compensation

We have a stock option plan for certain members of management. We did not grant any options in 2009, 2010 or 2011. Upon closing of the initial public offering in 2012, we granted options to purchase an aggregate of 310,000 shares of our common stock to certain of our officers and directors. We measure compensation cost for stock-based awards made under this plan at estimated fair value and recognize compensation expense over the service period for awards expected to vest. All grants are made at 100% of fair value at the date of the grant.

The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Prior to our initial public offering in March 2012, our stock was not publically traded. We used the performance of the common stock of a publicly traded company whose business is comparable to ours to estimate the volatility of our stock. The risk-free rate is based on the U.S. Treasury yield at the date our board of directors approved the option awards for the period over which the options are exercisable.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future tax rate changes are recognized in the period when the enactment of new rates occurs.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of March 31, 2012, we had not taken any tax position that exceeds the amount described above.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income.

We file income tax returns in the U.S. federal jurisdiction and various states. We are generally no longer subject to U.S. federal income tax examinations for years ended before 2009, or state and local income tax examinations by taxing authorities before 2008, though we remain subject to examination in Texas for the 2007 tax year.

Recently Issued Accounting Standards

On May 2, 2012, we filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) in which we notified the SEC that, pursuant to Section 107(b) of the Jumpstart Our Business Startups Act (the “JOBS Act”), relating to the extension of time to comply with new or revised financial accounting standards provided under Section 7(a)(2)(B) of the Securities Act of 1933, as amended, and Section 13(a) of the Securities Exchange Act of 1934, as amended, we have chosen to comply with such standards to the same extent that a non-emerging growth company is required to comply with such standards.

Accounting Pronouncements Issued and Adopted

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts. ASU 2010-26 requires incremental direct costs of successful contract acquisition, as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. This guidance was adopted by the Company for the year beginning January 1, 2012 and will be applied prospectively. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which aligns disclosures related to fair value between U.S. GAAP and International Financial Reporting Standards. The ASU includes changes to the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and changes to the disclosure of information about fair value measurements. More specifically, the changes clarify the intent of the FASB regarding the application of existing fair value measurements and disclosures as well as changing some particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Unaudited Pro Forma Consolidated Financial Information

The Company closed its initial public offering on April 2, 2012. The unaudited pro forma consolidated statement of income for the three months ended March 31, 2012 presents our consolidated result of operations giving pro forma effect to the initial public offering and the application of the estimated net proceeds therefrom, as if such transactions occurred at January 1, 2012. The unaudited pro forma consolidated balance sheet as of March 31, 2012 presents our consolidated financial position giving pro forma effect to the initial public offering and the application of the estimated net proceeds therefrom, as if such transactions occurred on January 1, 2012. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on our historical financial information.

The unaudited pro forma consolidated financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The unaudited pro forma consolidated financial information is included for informational purposes only and does not purport to reflect our results of operations or financial position had we operated as a public company during the periods presented. The unaudited pro forma consolidated financial information should not be relied upon as being indicative of our results of operations or financial position had the initial public offering and the application of the estimated net proceeds occurred on the dates assumed. The unaudited pro forma consolidated financial information also does not project our results of operations or financial position for any future period or date.

The pro forma adjustments give effect to:

•

The application of the proceeds from our initial public offering, as described under “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” in this Quarterly Report on Form 10-Q, including:

•	the repayment of a portion of our outstanding indebtedness and the associated reduction in interest expense; and

•

the termination of our advisory agreement with certain stockholders and consulting agreements with certain of the individual stockholders and the associated termination of consulting and advisory fees, each in accordance with its terms upon the consummation of the initial public offering, which termination does not result in any adjustment to our pro forma consolidated balance sheet;

•

the termination of the right of the individual stockholders to sell their stock back to us, pursuant to the terms of the shareholders agreement that terminated upon the consummation of our initial public offering;

•	the reduction in the interest rate on our senior revolving credit facility, upon the completion of our initial public offering; and

•	a recalculation of weighted average diluted shares outstanding using a value per share of $15.00 rather than the value estimated in the historical financial statements.

Unaudited Pro Forma Consolidated Statements of Income

For the Three Months Ended March 31, 2012

($ in Thousands except per share amounts)

	Actual	Pro Forma Adjustments		Pro Forma
Revenue
Interest and fee income	$26,852	$—		$26,852
Insurance income	2,485	—		2,485
Other income	2,203	—		2,203

Total revenue	31,540	—		31,540

Expenses
Provision for loan losses	5,627	—		5,627
General and administrative expenses
Personnel	7,975	140	(1)	8,115
Occupancy	1,894	—		1,894
Advertising	593	—		593
Other expenses	2,330	—		2,330
Other expenses				—
Consulting and advisory fees	1,451	(1,451	)(2)	—
Interest expense				—
Senior revolving credit facility and other debt	2,510	(247	)(3)	2,263
Mezzanine debt-related parties	1,030	(1,030	)(4)	—

Total interest expense	3,540	(1,277)		2,263

Total expenses	23,410	(2,588)		20,822

Income before income taxes	8,130	2,588		10,718
Income taxes	3,008	942	(5)	3,950

Net income	$5,122	$1,646		$6,768

Net income per common share
Basic	$0.55			$0.54

Diluted	$0.53			$0.53

Weighted average shares outstanding:
Basic	9,336,727			12,486,727

Diluted	9,616,497			12,654,647

(1)	Represents additional compensation expense associated with the grant of options upon consummation of the initial public offering.

(2)	Represents a termination fee of $1,125 combined with the $325 we paid our former majority stockholders and sponsors for the three months ended March 31, 2012. The agreements with the former majority stockholders and sponsors terminated with the completion of the initial public offering.

(3)	Reflects reduction in interest expense as a result of payment of $13,229 in aggregate principal amount of our senior revolving credit facility, offset in part by an unused line fee of 0.50%. Also reflects a reduction in the interest rate under our senior revolving credit facility from one month LIBOR (with a LIBOR floor of 1.00%) plus 3.25% to one month LIBOR (with a LIBOR floor of 1.00%) plus 3.00%.

(4)	Reflects reduction in interest expense as a result of the repayment of the $25,814 in aggregate principal amount of our mezzanine debt, which accrues interest at a rate of 15.25% per annum.

(5)	Reflects an increase in income taxes as a result of the increase in income before taxes.

Unaudited Pro Forma Consolidated Balance Sheets

March 31, 2012

($ in Thousands except per share amounts)

	Actual	Pro Forma Adjustments		Pro Forma
Assets
Cash	$2,429	$2,800	(1)	$5,229
Gross Finance receivables	392,100	—		392,100
Less unearned finance charges, insurance premiums, and commission	(74,600)	—		(74,600)

Finance receivables	317,500	—		317,500
Allowance for loan losses	(19,860)	—		(19,860)

Net Finance receivables	297,640	—		297,640
Premises and equipment, net of accumulated depreciation	4,638	—		4,638
Repossessed assets at net realizable value	340	—		340
Other assets	11,510	(2,867	)(1)(2)	8,643

Total assets	$316,557	$(67)		$316,490

Liabilities:
Cash overdraft	$6	$—		$6
Deferred tax liability	2,462	—		2,462
Accounts payable and accrued expenses	7,756	—		7,756
Senior revolving credit	209,607	(13,229	)(3)	196,378
Mezzanine debt-related parties facility	25,814	(25,814	)(4)	—
Other notes payable	889	—		889

Total liabilities	246,534	(39,043)		207,491
Temporary equity	12,000	(12,000	)(5)	—
Stockholders’ equity
Common stock	934	315	(6)	1,249
Additional paid-in-capital	28,172	51,992	(7)	80,164
Retained earnings	28,917	(1,331	)(2)(8)	27,586

Total stockholders’ equity	58,023	50,976		108,999

Total liabilities and stockholders’ equity	$316,557	$(67)		$316,490

(1)	Reflects a reclassification of prepaid expenses of $2,800 related to this offering to additional paid-in capital. These $2,800 in offering expenses were paid in cash on or before March 31, 2012 and reduced cash in our actual balance sheet as of March 31, 2012. Therefore, a portion of the proceeds of this offering is reflected as an increase in cash in our pro forma balance sheet as of March 31, 2012.

(2)	Reflects the expense of unamortized debt issuance costs related to the mezzanine debt.

(3)	Reflects the repayment of $13,229 million in aggregate principal amount under our senior revolving credit facility as described under “Use of Proceeds.”

(4)	Reflects the repayment of $25,814 in aggregate principal amount of mezzanine debt as described under “Use of Proceeds.”

(5)	Reflects the reclassification of temporary equity to additional paid-in capital. The shareholders agreement between us, Regional Holdings, LLC, the sponsors and the individual owners, as amended on March 12, 2012, provides that the individual owners have the right to put their stock back to us if an initial public offering does not occur by May 21, 2012. This right will be terminated upon the consummation of this offering, which closed on April 2, 2012.

(6)	Reflects an adjustment to common stock reflecting the par value for the common stock to be issued in this offering.

(7)	Reflects (i) an adjustment for the estimated net proceeds to us from the offering less the par value recorded under common stock as described in footnote 6 above, (ii) the reclassification of temporary equity to additional paid-in-capital as described in footnote 5 above and (iii) the increase associated with stock option compensation expense.

(8)	Reflects a payment of $1.1 million relating to the termination of our advisory and consulting agreements with our existing owners.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our financial statements. Finance receivables are originated either at prevailing market rates or at statutory limits. Our loan portfolio turns approximately 1.1 times per year from cash payments and renewal of loans. As our automobile purchase loans and furniture and appliance purchase loans have longer maturities and typically are not refinanced prior to maturity, the turn of the loan portfolio may decrease as these loans increase as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions and other factors. At March 31, 2012, our outstanding debt under our senior revolving credit facility was $209.6 million and interest on borrowings under this facility was approximately 4.7%, including amortization of debt issuance costs. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at March 31, 2012, this increase in LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $524,000 of increased interest expense on an annual basis. We entered into an amended and restated senior revolving credit facility in January 2012.

We have entered into interest rate caps to manage interest rate risk associated with $150.0 million of our LIBOR-based borrowings. The interest rate caps are based on the three-month LIBOR contract and reimburse us for the difference when three-month LIBOR exceeds six percent and have a maturity of March 4, 2014. The carrying value of the interest rate caps are adjusted to fair value. For the three months ended March 31, 2012 and 2011, we recorded an unfavorable fair value adjustment of $17,000 and $21,000, respectively, as an increase in interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal proceedings and related actions that have arisen in the ordinary course of our business that have not been fully adjudicated. Our management does not believe that these routine matters, when ultimately concluded and determined, will have a material adverse effect on our financial condition, liquidity or results of operations.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q and in our final prospectus dated March 27, 2012 and filed with the Securities and Exchange Commission, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

The following discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the risks set forth in this Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Risks Related to Our Business

We have grown significantly in recent years and our delinquency and charge-off rates and overall results of operations may be adversely affected if we do not manage our growth effectively.

We have experienced substantial growth in recent years, opening or acquiring six branches in 2009, 17 in 2010, 36 in 2011, and a net 24 in the first three months of 2012 and we intend to continue our growth strategy in the future. As we increase the number of branches we operate, we will be required to find new, or relocate existing, employees to operate our branches and allocate resources to train and supervise those employees. The success of a branch depends significantly on the manager overseeing its operations and on our ability to enforce our underwriting standards and implement controls over branch operations. Recruiting suitable managers for new branches can be challenging, particularly in remote areas and areas where we face significant competition. Furthermore, the annual turnover in 2011 among our branch managers was approximately 23%, and turnover rates of managers in our new branches may be similar or higher. Increasing the number of branches that we operate may divide the attention of our senior management or strain our ability to adapt our infrastructure and systems to accommodate our growth. If we are unable to promote, relocate or recruit suitable managers and oversee their activities effectively, our delinquency and charge-off rates may increase and our overall results of operations may be adversely impacted.

We face significant risks in implementing our growth strategy, some of which are outside our control.

We intend to continue our growth strategy, which is based on opening and acquiring branches in existing and new markets and introducing new products and channels. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•

the prevailing laws and regulatory environment of each state in which we operate or seek to operate, and, to the extent applicable, federal laws and regulations, which are subject to change at any time;

•	the degree of competition in new markets and its effect on our ability to attract new customers;

•	our ability to identify attractive locations for new branches;

•	our ability to recruit qualified personnel, in particular in remote areas and areas where we face a great deal of competition; and

•	our ability to obtain adequate financing for our expansion plans.

For example, North Carolina requires a “needs and convenience” assessment of a new lending license and location prior to the granting of the license, which adds time and expense to opening de novo locations. In addition, certain states into which we may expand, such as Georgia, limit the number of lending licenses granted. There can be no assurance that if we apply for a license for a new branch, whether in one of the states where we currently operate or in a state into which we would like to expand, we would be granted a license to operate. We also cannot be certain that any such license, even if granted, would be obtained in a timely manner or without burdensome conditions or limitations. In addition, we may not be able to obtain and maintain any regulatory approvals, government permits or licenses that may be required.

We face strong direct and indirect competition.

The consumer finance industry is highly competitive, and the barriers to entry for new competitors are relatively low in the markets in which we operate. We compete for customers, locations and other important aspects of our business with many other local, regional, national and international financial institutions, many of whom have greater financial resources than we do.

Our installment loan operations compete with other installment lenders as well as with alternative financial services providers (such as payday and title lenders, check advance companies and pawnshops), online or peer-to-peer lenders, issuers of non-prime credit cards and other competitors. We believe that future regulatory developments in the consumer finance industry may cause lenders that currently focus on alternative financial services to begin to offer installment loans. In addition, if companies in the installment loan business attempt to provide more attractive loan terms than is standard across the industry, we may lose customers to those competitors. In installment loans, we compete primarily on the basis of price, breadth of loan product offerings, flexibility of loan terms offered and the quality of customer service provided.

Our automobile purchase loan operations compete with numerous financial services providers, including non-prime auto lenders, dealers that provide financing, captive finance companies owned by automobile manufacturers and, to a limited extent, credit unions. Our furniture and appliance purchase loan operations compete with store and third-party credit cards, prime lending sources, rent-to-own finance providers and other competitors. Although the furniture and appliance purchase loan market includes few competitors serving non-prime borrowers, there are numerous competitors offering non-prime automobile purchase loans. For automobile purchase loans and furniture and appliance purchase loans, we compete primarily on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the speed of approval and the quality of customer service provided. If we fail to compete successfully, we could face lower sales and may decide or be compelled to materially alter our lending terms to our customers, which could result in decreased profitability.

A substantial majority of our revenue is generated by our branches in South Carolina, Texas and North Carolina.

Our branches in South Carolina accounted for 50.1% of our revenue in 2011. In addition, our branches in Texas and North Carolina accounted for 21.6% and 15.0%, respectively, of our revenue in 2011. Furthermore, all of our operations are in four Southeastern and two Southwestern states. As a result, we are highly susceptible to adverse economic conditions in those areas. For example, the unemployment rate in South Carolina, which was 9.5% in December 2011, is among the highest in the country. High unemployment rates may reduce the number of qualified borrowers to whom we will extend loans, which would result in reduced loan originations. Adverse economic conditions may increase delinquencies and charge-offs and decrease our overall loan portfolio quality. If any of the adverse regulatory or legislative events described in this “Risk Factors” section were to occur in South Carolina, Texas or North Carolina, it could materially adversely affect our business, results of operations and financial condition. For example, if interest rates in South Carolina, which are currently not capped, were to be capped, our business, results of operations and financial condition would be materially and adversely affected.

Our business could suffer if we are unsuccessful in making, continuing and growing relationships with automobile dealers and furniture and appliance retailers.

Our automobile purchase loans and furniture and appliance purchase loans are reliant on our relationships with automobile dealers and furniture and appliance retailers. In particular, our automobile purchase loan operations depend in large part upon our ability to establish and maintain relationships with reputable dealers who direct customers to our branches or originate loans at the point of sale, which we subsequently purchase. Although we have relationships with certain automobile dealers, none of our relationships are exclusive and some of them are newly established and they may be terminated at any time. As a result of the recent economic downturn and contraction of credit to both dealers and their customers, there has been an increase in dealership closures and our existing dealer base has experienced decreased sales and loan volume in the past and may experience decreased sales and loan volume in the future, which may have an adverse effect on our business, our results of operations and financial condition.

Our furniture and appliance purchase loan business model is based on our ability to enter into agreements with individual furniture and appliance retailers to provide financing to customers in their stores. Although our relationships with independent licensees of a major U.S. furniture retailer are currently a significant source of our furniture and appliance purchase loans, we do not have a relationship with the retailer itself or its manufacturing affiliate and instead depend on non-exclusive relationships with individual licensees of the retailer, each of which may be terminated at any time. If a competitor were to offer better service or more attractive loan products to our furniture and appliance retailer partners, it is possible that our retail partners would terminate their relationships with us. If we are unable to continue to grow our existing relationships and develop new relationships, our results of operations and financial condition and ability to continue to expand could be adversely affected.

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, results of operations and financial condition.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. In the past, we have lost employees and candidates to competitors who have been willing to pay higher compensation than we pay. Our ability to continue to expand our operations depends on our ability to attract, train and retain a large and growing number of qualified employees. The turnover among our all of our branch employees was approximately 37% in 2011 and 43% in 2010. This turnover increases our cost of operations and makes it more difficult to operate our branches. Our customer service representative and assistant manager roles have historically experienced high turnover. We may not be able to retain and cultivate personnel at these ranks for future promotion to branch manager. If our employee turnover rates increase above historical levels or if unanticipated problems arise from our high employee turnover and we are unable to readily replace such employees, our business, results of operations and financial condition and ability to continue to expand could be adversely affected.

We are subject to government regulations concerning our hourly and our other employees, including minimum wage, overtime and health care laws.

We are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime and working conditions and immigration status. Legislated increases in the federal minimum wage and increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Unionizing and collective bargaining efforts have received increased attention nationwide in recent periods. Should our employees become represented by unions, we would be obligated to bargain with those unions with respect to wages, hours and other terms and conditions of employment, which is likely to increase our labor costs. Moreover, as part of the process of union organizing and collective bargaining, strikes and other work stoppages may occur, which would cause disruption to our business. Similarly, many employers nationally in similar retail environments have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, with such actions sometimes brought as class actions and these actions can result in material liabilities and expenses. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, break and working time, it may distract our management from business matters and result in increased labor costs. In addition, we currently sponsor employer-subsidized premiums for major medical programs for eligible salaried personnel and “mini-medical” (limited benefit) programs for eligible hourly employees who elect health care coverage through our insurance programs. As a result of regulatory changes, we may not be able to continue to offer health care coverage to our employees on affordable terms or at all. If we are unable to locate, attract, train or retain qualified personnel, or if our costs of labor increase significantly, our business, results of operations and financial condition may be adversely affected.

Our live check direct mail strategy exposes us to certain risks.

A significant portion of our growth in our small installment loans has been achieved through our direct mail campaigns, which involve mailing to pre-screened recipients “live checks,” which customers can sign and cash or deposit thereby agreeing to the terms of the loan, which are disclosed on the front and back of the check. We use live checks to seed new branch openings and attract new customers and those with higher credit in our geographic footprint. Loans initiated through live checks represented approximately one quarter of the value of our originated loans. We expect that live checks will represent a greater percentage of our small installment loans in the future. There are several risks associated with the use of live checks including the following:

•

it is more difficult to maintain sound underwriting standards with live check customers, and these customers have historically presented a higher risk of default than customers that originate loans in our branches, as we do not meet a live check customer prior to soliciting them and extending a loan to them, and we may not be able to verify certain elements of their financial condition, including their current employment status or life circumstances;

•

we rely on a software-based model and credit information from a third-party credit bureau that is more limited than a full credit report to pre-screen potential live check recipients, which may not be as effective or may be inaccurate or outdated;

•	we face limitations on the number of potential borrowers who meet our lending criteria within proximity to our branches;

•	we may not be able to continue to access the demographic and credit file information that we use to generate our mailing lists due to expanded regulatory or privacy restrictions;

•	live checks pose a greater risk of fraud as the live checks may be fraudulently replicated;

•

we depend on one bank to issue and clear our live checks and any failure by that bank to properly process the live checks could limit the ability of a recipient to cash the check and enter into a loan with us;

•

we sell clearly disclosed optional credit insurance products as part of our live check mailing campaigns; however, customers may subsequently claim that they did not receive sufficient explanation or notice of the insurance products that they purchased;

•	customers may opt out of direct mail solicitations and solicitations based on their credit file or may otherwise prohibit us from soliciting them; and

•	postal rates and piece printing rates may continue to rise.

Our expected increase in the use of live checks will further increase our exposure to, and the magnitude of, these risks.

A reduction in demand for our products and failure by us to adapt to such reduction could adversely affect our business and results of operations.

The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products or the availability of competing products. For example, we are highly dependent upon selecting and maintaining attractive branch locations. These locations are subject to local market conditions, including the employment available in the area, housing costs, traffic patterns, crime and other demographic influences, any of which may quickly change. Should we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to existing products or introduce new products to fulfill customer demand, customers may resist or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time and by that time it may be too late to make further modifications to such product without causing further harm to our business, results of operations and financial condition.

We may attempt to pursue acquisitions or strategic alliances, which may be unsuccessful.

We may attempt to achieve our business objectives through acquisitions and strategic alliances. We compete with other companies for these opportunities, including companies with greater financial resources, and we cannot be certain that we will be able to effect acquisitions or strategic alliances on commercially reasonable terms, or at all. Furthermore, the acquisitions that we have pursued previously have been significantly smaller than us. We do not have experience with integrating larger acquisitions, such as our recent acquisition of branches in Alabama. In pursuing these transactions, we may experience, among other things:

•	overvaluing potential targets due to limitations on our due diligence efforts;

•	difficulties in integrating any acquired companies, branches or products into our existing business, including integration of account data into our information systems;

•	inability to realize the benefits we anticipate in a timely fashion, or at all;

•	attrition of key personnel from acquired businesses;

•	unexpected losses due to the acquisition of existing loan portfolios with loans originated using less stringent underwriting criteria;

•	significant costs, charges or writedowns; or

•	unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development and expansion of our existing operations.

We are exposed to credit risk in our lending activities.

Our ability to collect on loans depends on the willingness and repayment ability of our borrowers. Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. Further, a substantial majority of our borrowers are non-prime borrowers, who are more likely to be affected, and more severely affected, by adverse macroeconomic conditions such as those that have persisted over the last few years. We generally consider customers with a Beacon score, a measure of credit provided by Equifax, below 645 to be non-prime borrowers, although we also consider factors other than Beacon scores in evaluating a potential customer’s credit, such as length of employment and duration of current residence. There is no industry standard definition of non-prime and, consequently, other lenders may use different criteria to identify non-prime customers. These criteria have not changed in the past three years. We cannot be certain that our credit administration personnel, policies and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio.

We may be limited in our ability to collect on our loan portfolio and the security interests securing a significant portion of our loan portfolio are not perfected, which may increase our loan losses.

Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased loan losses, decreased revenues and decreased earnings. State and federal laws and regulations restrict our collection efforts. All of our loan portfolio is secured, but a significant portion of such security interests have not been and will not be perfected. The amounts that we are able to recover from the repossession and sale of this collateral typically does not cover the outstanding loan balance and costs of recovery. In cases where we repossess a vehicle securing a loan, we sell our repossessed automobile inventory through public sales conducted by independent automobile auction organizations after the required post-repossession waiting period. There is approximately a 30-day period between the time we repossess a vehicle or other property and the time it is sold at auction. In certain instances, we may sell repossessed collateral other than vehicles through our branches after the required post-repossession waiting period and appropriate receipt of valid bids. The proceeds we receive from such sales depend upon various factors, including the supply of, and demand for, used vehicles and other property at the time of sale. During periods of economic slowdown or recession, such as have existed in the United States for much of the past few years, there may be less demand for used vehicles and other property.

Further, a significant portion of our loan portfolio is not secured by perfected security interests, including small installment loans and furniture and appliance purchase loans. The lack of perfected security interests is one of several factors that may make it more difficult for us to collect on our loan portfolio. During 2011, net charge-offs as a percentage of average finance receivables on our small installment loans, which are secured by unperfected interests in personal property, were 9.1%, while net charge-offs as a percentage of average finance receivables for our large installment loans and automobile purchase loans, which are secured by perfected interests in an automobile or other vehicle, for the same periods were 4.3%. Lastly, given the relatively small size of our loans, the costs of collecting loans may be high relative to the amount of the loan. As a result, many collection practices that are legally available, such as litigation, may be financially impracticable. These factors may increase our loan losses, which would have a material adverse effect on our results of operations and financial condition.

Our policies and procedures for underwriting, processing and servicing loans are subject to potential failure or circumvention, which may adversely affect our results of operations.

Most of our underwriting activities and our credit extension decisions are made at our local branches. We train our employees individually on-site in the branch to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management and customer relations. Although we have standardized employee manuals, we primarily rely on our 17 district supervisors, with oversight by our state vice presidents, branch auditors and headquarters personnel, to train and supervise our branch employees, rather than centralized or standardized training programs. Therefore, the quality of training and supervision may vary from district to district and branch to branch depending upon the amount of time apportioned to training and supervision and individual interpretations of our operations policies and procedures. We cannot be certain that every loan is made in accordance with our underwriting standards and rules. We have in the past experienced some instances of loans extended that varied from our underwriting standards. Variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced.

If our estimates of loan losses are not adequate to absorb actual losses, our provision for loan losses would increase, which would adversely affect our results of operations.

We maintain an allowance for loan losses for all loans we make. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding, historical loan charge-offs, our current collection patterns and economic trends. Our methodology for establishing our reserves for doubtful accounts is based in large part on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate, housing foreclosures and general economic uncertainty may affect our loan loss reserves, our provision may be inadequate. During the first three months of 2012, our provision for loan losses was $5.6 million, and we had net charge-offs of $5.1 million related to losses on our loans. As of March 31, 2012, our finance receivables were $317.5 million. Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses, which would materially affect our results of operations. Our loan loss reserves, however, are estimates, and if actual loan losses are materially greater than our loan loss reserves, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for loan losses.

Interest rates on automobile purchase and furniture and appliance purchase loans are determined at competitive market interest rates and we may fail to adequately set interest rates, which may adversely affect our business.

In recent years, we have expanded our automobile purchase loan business and our furniture and appliance purchase loan business and we plan to continue to expand those businesses in the future. Unlike installment loans, which in certain states are typically made at or near the maximum interest rates permitted by law, automobile purchase loans and furniture and appliance purchase loans are often made at competitive market interest rates, which are governed by laws for installment sales contracts. We have limited experience in determining interest rates in these markets. If we fail to set interest rates at a level that adequately reflects the credit risks of our customers, or if we set interest rates at a level too low to sustain our profitability, our business, results of operations and financial condition could be adversely affected.

Failure of third-party service providers upon which we rely could adversely affect our business.

We rely on certain third-party service providers. In particular, we currently rely on a single vendor to print and mail our live checks for our direct mail marketing campaigns. Our reliance on third parties such as this can expose us to risks. For example, an error by our previous live check vendor during 2010 resulted in checks being misdirected, requiring us in some cases to notify state regulators, refund certain interest and fee amounts and exposing us to increased credit risk. In addition, we do not have ongoing contracts with live check vendors, but instead enter into individual purchase orders for each of our campaigns. As a result, we have no contractual assurance that any particular vendor will be able or willing to provide these services to us on favorable terms. If any of our third-party service providers, including our live check vendors, are unable to provide their services timely and effectively, or at all, it could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We depend to a substantial extent on borrowings under our senior revolving credit facility to fund our liquidity needs.

We have a senior revolving credit facility committed through January 2015 that allows us to borrow up to $255.0 million, assuming we are in compliance with a number of covenants and conditions. As of March 31, 2012, the amount outstanding under our senior revolving credit facility was $209.6 million, and we had $45.4 million of remaining availability thereunder out of a total availability of $255.0 million based on our borrowing base as of March 31, 2012. During the three months ended March 31, 2012, the maximum amount of borrowings outstanding under the facility at one time was $233.0 million. We use our senior revolving credit facility as a source of liquidity, including for working capital and to fund the loans we make to our customers. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional debt or equity in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us on favorable terms or at all. In addition, we cannot be certain that we will be able to replace the amended and restated senior revolving credit facility when it matures on favorable terms or at all. If any of these events occur, our business, results of operations and financial condition could be adversely affected.

We are not insulated from the pressures and potentially negative consequences of the recent financial crisis and similar risks beyond our control that have and may continue to affect the capital and credit markets, the broader economy, the financial services industry or the segment of that industry in which we operate.

We are subject to interest rate risk resulting from general economic conditions and policies of various governmental and regulatory agencies.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our senior revolving credit facility or any other floating interest rate obligations we may incur, which would increase our operating costs and decrease our operating margins. Interest payable on our senior revolving credit facility is variable, based on LIBOR with a LIBOR floor of 1.00% and could increase in the future. Although we have purchased interest rate caps on a $150.0 million notional amount to hedge such increases, these caps expire in 2014 and we may not be able to replace these instruments when they mature on favorable terms or at all. Furthermore, market conditions or regulatory restrictions on interest rates we charge may prevent us from passing any increases in interest rates along to our customers.

Our revolving credit agreement contains restrictions and limitations that could affect our ability to operate our business.

The credit agreement governing our senior revolving credit facility contains a number of covenants that could adversely affect our business and the flexibility to respond to changing business and economic conditions or opportunities. Among other things, these covenants limit our ability to:

•	incur or guarantee additional indebtedness;

•	purchase large loan portfolios in bulk;

•	pay dividends or make distributions on our capital stock or make certain other restricted payments;

•	sell assets, including our loan portfolio or the capital stock of our subsidiaries;

•	enter into transactions with our affiliates;

•	create or incur liens; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

In addition, the credit agreement imposes certain obligations on us relating to our underwriting standards, recordkeeping and servicing of our loans, and our loss reserves and charge-off policies. It also requires us to maintain certain financial ratios, including an interest coverage ratio and a borrowing base ratio (calculated as the ratio of our unsubordinated debt to the sum of our adjusted tangible net worth and our subordinated debt). If we were to breach any covenants or obligations under the credit agreement and such breaches were to result in an event of default, our lenders could cause all amounts outstanding to become due and payable, subject to applicable grace periods. This could trigger cross-defaults under any future debt instruments and materially and adversely affect our financial condition and ability to continue operating our business as a going concern. As of March 31, 2012, we were in compliance with the covenants under our senior revolving credit facility.

If we lose the services of any of our key management personnel, our business could suffer.

Our future success significantly depends on the continued service and performance of our key management personnel. Competition for these employees is intense. The loss of the service of members of our senior management or key team members, including our state vice presidents, or the inability to attract additional qualified personnel as needed could materially harm our business. Our success depends, in part, on the continued service of our President and Chief Operating Officer, C. Glynn Quattlebaum, who is 65 years old and our Executive Vice President and Chief Financial Officer, Robert D. Barry, who is 68. Both of these executive officers are nearing the age of retirement.

We also depend on our 17 district supervisors to supervise, train and motivate our branch employees. These supervisors have significant experience with the Company and would be difficult to replace. If we lose a district supervisor to a competitor, we could be at risk of losing other employees and customers despite the confidentiality agreements and non-solicitation agreements we have entered into with each employee.

We rely on information technology products developed, owned and supported by third parties, including our competitors.

We use a software package developed and owned by ParaData Financial Systems (“ParaData”), a wholly owned subsidiary of World Acceptance Corporation, one of our primary competitors, to record, document and manage our loans. Over the years we have tailored this software to meet our specific needs. We depend on the willingness and ability of ParaData to continue to provide customized solutions and support for our evolving products and business model. In the future, ParaData may not be able to modify the loan management software to meet our needs, or they could alter the program without notice to us or cease to adequately support it. ParaData could also decide in the future to refuse to provide support for its software to us on commercially reasonable terms, or at all. If any of these events were to occur, we would be forced to migrate to an alternative software package, which could materially affect our business, results of operations and financial condition.

We rely on DealerTrack, Route One, Teledata Communications Inc. and other third-party software vendors to provide access to loan applications and/or screen applications. There can be no assurance that these third party providers will continue to provide us information in accordance with our lending guidelines or that they will continue to provide us lending leads at all. If this occurs, our loan losses, business, results of operations and financial condition may be adversely affected.

Security breaches in our branches or in our information systems could adversely affect our financial conditions and results of operations.

All of our account payments occur at our branches, either in person or by mail, and frequently consist of cash payments, which we deposit at local banks throughout the day. This business practice exposes us daily to the potential for employee theft of funds or, alternatively, to theft and burglary due to the cash we maintain in the branch. Despite controls and procedures to prevent such losses, we have in the past sustained losses due to employee fraud and theft. In addition, our employees “field call” delinquent accounts by visiting the home or workplace of a delinquent borrower. Such visits may subject our employees to a variety of dangers including violence, vehicle accidents and other perils. A breach in the security of our branches or in the safety of our employees could result in employee injury and adverse publicity and could result in a loss of customer business or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We rely heavily on communications and information systems to conduct our business. Each branch is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. Any failure, interruption or breach in security of these systems, including any failure of our back-up systems, could result in failures or disruptions in our customer relationship management, general ledger, loan and other systems and could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Furthermore, we may not be able to immediately detect any such breach, which may increase the losses that we would suffer. In addition, our existing insurance policies would not reimburse us for all of the damages that we might incur as a result of a breach.

Our centralized headquarters’ functions are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, results of operations and financial condition.

Our headquarters buildings are located in Greenville, South Carolina. Our information systems and administrative and management processes are primarily provided to our branches from this centralized location, and our separate data management facility is located in the same city, and these processes could be disrupted if a catastrophic event, such as a tornado, power outage or act of terror, affected Greenville. Any such catastrophic event or other unexpected disruption of our headquarters or data management facility could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Regulation

Our business products and activities are strictly and comprehensively regulated at the local, state and federal level. Changes in current laws and regulations or in the interpretation of such laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to numerous local, state and federal laws and regulations. These regulations impose significant costs or limitations on the way we conduct or expand our business and these costs or limitations may increase in the future if such laws and regulations are changed. These laws and regulations govern or affect, among other things:

•	the interest rates that we may charge customers;

•	terms of loans, including fees, maximum amounts and minimum durations;

•	the number of simultaneous or consecutive loans and required waiting periods between loans;

•	disclosure practices, including posting of fees;

•	currency and suspicious activity reporting;

•	recording and reporting of certain financial transactions;

•	privacy of personal customer information;

•	the types of products and services that we may offer;

•	collection practices;

•	approval of licenses; and

•	locations of our branches.

Our primary regulators are the state regulators for the states in which we operate: South Carolina, Texas, North Carolina, Tennessee, Alabama and Oklahoma. We operate each of our branches under licenses granted to us by these state regulators. State regulators may enter our branches and conduct audits of our records and practices at any time, with or without notice. If we fail to observe, or are not able to comply with, applicable legal requirements, we may be forced to discontinue certain product offerings, which could adversely impact our business, results of operations and financial condition. In addition, violation of these laws and regulations could result in fines and other civil and/or criminal penalties, including the suspension or revocation of our branch licenses, rendering us unable to operate in one or more locations. All the states in which we operate have laws governing the interest rate and fees that we can charge and required disclosure statements, among other restrictions. Violation of these laws could involve penalties requiring the forfeiture of principal and/or interest and fees that we have charged. Depending on the nature and scope of a violation, fines and other penalties for noncompliance of applicable requirements could be significant and could have a material adverse effect on our business, results of operation and financial condition.

Licenses to open new branches are granted in the discretion of state regulators. Accordingly, licenses may be denied unexpectedly or for reasons outside our control. This could hinder our ability to implement our business plan in a timely manner or at all.

As we enter new markets and develop new products, we may become subject to additional state and federal regulations. For example, although we intend to expand into new states, we may encounter unexpected regulatory or other difficulties in these new states or markets, which may prevent us from growing in new states or markets.

Similarly, while we intend to grow our furniture and appliance purchase and indirect automobile purchase loan operations, we may encounter unexpected regulatory or other difficulties. As a result, we may not be able to successfully execute our strategies to grow our revenue and earnings.

Changes in laws and regulations or interpretations of laws and regulations could negatively impact our business, results of operations and financial condition.

Although many of the laws and regulations applicable to our business have remained substantially unchanged for many years, the laws and regulations directly affecting our lending activities are under review and are subject to change, especially as a result of current economic conditions, changes in the make-up of the current executive and legislative branches and the political focus on issues of consumer and borrower protection. In addition, consumer advocacy groups and various other media sources continue to advocate for governmental and regulatory action to prohibit or severely restrict various financial products, including the loan products we offer.

Any changes in such laws and regulations could force us to modify, suspend or cease part or, in the worst case, all of our existing operations. It is also possible that the scope of federal regulations could change or expand in such a way as to preempt what has traditionally been state law regulation of our business activities. The enactment of one or more of such regulatory changes could materially and adversely affect our business, results of operations and prospects.

States may also seek to impose new requirements or interpret or enforce existing requirements in new ways. Changes in current laws or regulations or the implementation of new laws or regulations in the future may restrict our ability to continue our current methods of operation or expand our operations. Additionally, these laws and regulations could subject us to liability for prior operating activities or lower or eliminate the profitability of operations going forward by, among other things, reducing the amount of interest and fees we charge in connection with our loans. If these or other factors lead us to close our branches in a state, in addition to the loss of net revenues attributable to that closing, we would incur closing costs such as lease cancellation payments and we would have to write off assets that we could no longer use. If we were to suspend rather than permanently cease our operations in a state, we would also have continuing costs associated with maintaining our branches and our employees in that state, with little or no revenues to offset those costs.

We maintain a relationship with our primary regulator in each of the states in which we operate, participate in national and state industry associations and actively monitor the regulatory environment, and we are currently unaware of any specific proposal that would change the laws and regulations under which we operate in a manner material to our business.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations. Local zoning boards and other local governing bodies have been increasingly restricting the permitted locations of other consumer finance companies, such as payday lenders and pawn shops. Any future actions taken to require special use permits for, or impose other restrictions on, our ability to provide products could adversely affect our ability to expand our operations or force us to attempt to relocate existing branches. If we were forced to relocate any of our branches, in addition to the costs associated with the relocation, we may be required to hire new employees in the new areas, which may adversely impact the operations of those branches. Relocation of an existing branch may also hinder our collection abilities, as our business model relies on the location of our branches being close to where our customers live in order to successfully collect on outstanding loans.

Changes in laws or regulations may have a material adverse effect on all aspects of our business in a particular state and on our overall business, results of operations and financial condition.

The Dodd-Frank Act authorizes the newly created Consumer Finance Protection Bureau (“CFPB”) to adopt rules that could potentially have a serious impact on our ability to offer short-term consumer loans and have a material adverse effect on our operations and financial performance.

Title X of the Dodd-Frank Act establishes the CFPB, which become operational on July 21, 2011. Under the Dodd-Frank Act, the CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products that we offer, including explicit supervisory authority to examine and require registration of installment lenders such as ourselves. Included in the powers afforded to the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful. Specifically, the CFPB has the authority to declare an act or practice abusive if it, among other things, materially interferes with the ability of a consumer to understand a term or condition of a consumer financial product or service or takes unreasonable advantage of a lack of understanding on the part of the consumer of the product or service. Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as installment loans, should be a regulatory priority and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending or other products that we may offer materially less profitable or impractical. Further, the CFPB may target specific features of loans or loan practices, such as refinancings, by rulemaking that could cause us to cease offering certain products or engaging in certain practices. It is possible that the CFPB will adopt rules that specifically restrict refinancings of existing loans. Our refinancings of existing loans are divided into three categories: refinancings of loans in an amount greater than the original loan amount, renewals of existing loans that are current and renewals of existing loans that are delinquent, which represented 15.6%, 35.6% and 0.8%, respectively, of our loan originations in 2011. Any such rules could have a material adverse effect on our business, results of operation and financial condition. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance. The Dodd-Frank Act also gives the CFPB the authority to examine and regulate entities it classifies as a “larger participant of a market for other consumer financial products or services.” The rule will likely cover only the largest installment lenders. We do not yet know whether the definition of larger participant will cover us.

In addition to the Dodd-Frank Act’s grant of regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $25,000 per day for reckless violations and $1 million per day for knowing violations. If we are subject to such administrative proceedings, litigation, orders or monetary penalties in the future, this could have a material adverse effect on our operations and financial performance. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials find that we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

In January 2012, President Obama appointed Richard Cordray as director of the CFPB. On January 5, 2012, the CFPB launched a federal supervision program for nonbanks that offer or provide consumer financial products or services. Under the CFPB’s nonbank supervision program, the CFPB will conduct individual examinations and may also require reports from businesses to determine what businesses require greater focus by the CFPB. The frequency and scope of any such examinations will depend on the CFPB’s analysis of risks posed to consumers based on factors such as a particular nonbank’s volume of business, types of products or services, and the extent of state oversight.

Our stock price or results of operations could be adversely affected by media and public perception of installment loans and of legislative and regulatory developments affecting activities within the installment lending sector.

Consumer advocacy groups and various media sources continue to criticize alternative financial services providers (such as payday and title lenders, check advance companies and pawnshops). These critics frequently characterize such alternative financial services providers as predatory or abusive toward consumers. If these persons were to criticize the products that we offer, it could result in further regulation of our business. Furthermore, our industry is highly regulated, and announcements regarding new or expected governmental and regulatory action in the alternative financial services sector may adversely impact our stock price and perceptions of our business even if such actions are not targeted at our operations and do not directly impact us.

Risks Related to the Ownership of our Common Stock

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.

The market price of shares of our common stock may continue to be volatile, which could cause the value of your investment to decline.

The market price of our common stock has been highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our common stock could decrease significantly.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We have no current plans to pay cash dividends on our common stock for the foreseeable future.

We intend to retain future earnings, if any, for future operation, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior revolving credit facility. As a result, investors may need to rely on sales of their common stock after price appreciation, which may not occur, as the only way to realize future gains on their investment.

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

We have approximately 987.5 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 950,000 shares for issuance under our 2011 Stock Plan, and we have 640,000 shares available for issuance under the 2011 Stock Plan. Any common stock that we issue, including under our 2011 Stock Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders.

A substantial majority of our total outstanding shares are currently restricted from immediate resale, but may be sold on the New York Stock Exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock. As of May 9, 2012, we had 12,486,727 shares of common stock outstanding. Of these shares, a substantial majority are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of the closing of our initial public offering, which is September 23, 2012, subject to certain extensions.

In addition, we have registered approximately 899,622 shares previously issued or reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements, the shares of common stock issues upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

In addition, commencing 180 days following this offering, the holders of these shares of common stock will have the right, subject to certain exceptions and conditions, to require us to register their shares of common stock under the Securities Act, and they will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

As restrictions on resale end, the market price of our shares of common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Upon completion of our initial public offering, our executive officers, directors and their affiliates controlled approximately 65.9% of our common stock. Accordingly, these stockholders have substantial influence over election of the members of our board of directors, and thereby have substantial influence over our management and affairs. In addition, they have substantial influence over the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. We are a party to an amended and restated shareholders agreement with these stockholders.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and qualify for and may rely on exemptions from certain corporate governance requirements.

Certain of our stockholders control a majority of the combined voting power of all classes of our voting stock and we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We intend to elect to rely on these exemptions. As a result, we may not have a majority of independent directors and our compensation and nominating and corporate governance committees may not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by our affiliates.

Certain of our stockholders and their affiliates are in the business of providing buyout capital and growth capital to developing companies, and may acquire interests in businesses that directly or indirectly compete with certain portions of our business. Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us, on the one hand, and certain of our stockholders, on the other hand. As set forth in our amended and restated certificate of incorporation, neither such stockholders, nor any director, officer, stockholder, member, manager or employee of such stockholders will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Therefore, a director or officer of our company who also serves as a director, officer, member, manager or employee of such stockholders may pursue certain acquisition opportunities that may be complementary to our business and, as a result, such acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by such stockholders to themselves or their other affiliates instead of to us.

The requirements of being a public company may strain our resources and distract our management.

As a public company, we will be subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Anti-takeover provisions in our charter documents and applicable state law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

•

authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•

prohibit stockholder action by written consent from and after the date on which the parties to our shareholders agreement cease to beneficially own at least 40% of the total voting power of all then outstanding shares of our capital stock, which will require all stockholder actions to be taken at a meeting of our stockholders;

•

provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 80% or more of all of the outstanding shares of our capital stock entitled to vote; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, a Texas regulation requires the approval of the Texas Consumer Credit Commissioner for the acquisition, directly or indirectly, of 10% or more of the voting or common stock of a consumer finance company. The overall effect of this law, and similar laws in other states, is to make it more difficult to acquire a consumer finance company than it might be to acquire control of a nonregulated corporation.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three month period ended March 31, 2012, we granted options to purchase an aggregate of 310,000 shares of our common stock to certain officers and directors under the Regional Management Corp. 2011 Stock Incentive Plan at an exercise price of $15.00 per share. These options vest over a five year period. The stock options were offered and sold in reliance on an exemption from registration under Rule 701 promulgated under the Securities Act of 1933. No underwriters or placement agents were involved in these transactions.

Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

On April 2, 2012, we closed the sale of 2,975,000 shares of our common stock in our initial public offering at a price to the public of $15.00 per share. Selling stockholders sold an additional 1,225,000 shares of our common stock. As part of the offering, we granted the underwriters an over-allotment option to purchase up to an additional 175,000 shares of our common stock from us and the selling stockholders granted the underwriters the option to purchase 455,000 shares of our common stock. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-174245), which was declared effective by the Securities and Exchange Commission on March 27, 2012. The offering commenced on March 27, 2012 and did not terminate before the sale of all of the securities registered and sold in the offering. As of the date of the filing of this report, the offering has terminated. The underwriters of the offering were Jefferies & Company, Inc. and Stephens, Inc., as joint book running managers, JMP Securities LLC and BMO Capital Markets Corp.

We registered 3,150,000 shares of our common stock in connection with the initial public offering, including 175,000 shares subject to an over-allotment option that we granted to the underwriters. Selling stockholders registered 1,680,000 shares of our common stock in connection with the initial public offering, including 455,000 shares subject to an over-allotment option that the selling stockholders granted to the underwriters. The aggregate price of the offering amount registered by the Company was $47,250,000, and the aggregate price of the offering amount registered by selling stockholders was $25,200,000.

We sold an aggregate of 3,150,000 shares of our common stock in connection with the initial public offering, for an aggregate offering price of the amount sold of $47,250,000. Selling stockholders sold an aggregate of 1,680,000 shares of our common stock in connection with the initial public offering, for an aggregate offering price of the amount sold of $25,200,000. In connection with the offering, we paid $3,307,500 in underwriting discounts and commissions to the underwriters. We incurred other expenses in connection with the offering in the following amounts, all of which are estimates except for the SEC registration fee, NYSE listing fee and FINRA filing fee.

Securities and Exchange Commission Registration Fee	$10,516
Listing Fee – New York Stock Exchange	125,000
Filing Fee – Financial Industry Regulatory Authority, Inc.	9,178
Fees and Expenses of Accountants	900,000
Fees and Expenses of Counsel	2,000,000
Printing Expenses	300,000
Miscellaneous Expenses	430,306

Total	$3,775,000

None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates, to persons owning 10 percent or more of our common stock or to any affiliates of ours.

After deducting the underwriting discounts and commissions and these other estimated offering expenses, our net proceeds from the offering were approximately $40.2 million. We used our net proceeds to repay our outstanding borrowings under our senior revolving credit facility (approximately $13.2 million), to repay all of our indebtedness under our senior subordinated loan and security agreement held by certain of our existing stockholders (approximately $25.8 million) and to make one-time payments to certain of our existing stockholders in consideration for the termination of advisory and consulting agreements with them (approximately $1.1 million). There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: May 10, 2012	By:	/s/ Robert D. Barry
Robert D. Barry, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35477	3.1	April 2, 2012

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35477	3.2	April 2, 2012

10.1	Amended and Restated Shareholders Agreement by and among the Registrant, Parallel 2005 Equity Fund, L.P., Palladium Equity Partners III, L.P. and certain Stockholders dated as of March 27, 2012	8-K	001-35477	10.1	April 2, 2012

10.2	Amendment 1 to Employment Agreement, dated March 8, 2012, between C. Glynn Quattlebaum and the Registrant	S-1/A	333-174245	10.14	March 12, 2012

10.3	Fourth Amended and Restated Loan and Security Agreement, dated as of January 18, 2012, among the lenders named therein, Bank of America, N.A., as the agent, and the Registrant, Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama and Regional Finance Corporation of Tennessee, as borrowers	S-1/A	333-174245	10.2	March 2, 2012

10.4	First Amendment and Extension to Senior Subordinated Loan and Security Agreement dated as of January 18, 2012 by and among the lenders named therein, Palladium Capital Management III, L.L.C., as the agent, and the Registrant, Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama and Regional Finance Corporation of Tennessee	S-1/A	333-174245	10.3.2	March 2, 2012

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011; (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; and (iv) the Notes to the Condensed Consolidated Financial Statements**	—	—	—	—	—

*	Furnished herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.