Form 10-Q
period 2012-06-30
Regional Management Corp.
filed 2012-08-13
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2012, the registrant had outstanding 12,486,727 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

($ in Thousands except per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash	$2,314	$4,849
Gross finance receivables	423,482	387,494
Less unearned finance charges, insurance premiums, and commissions	(78,071)	(80,900)

Finance receivables	345,411	306,594
Allowance for loan losses	(20,780)	(19,300)

Net finance receivables	324,631	287,294
Premises and equipment, net of accumulated depreciation	5,025	4,446
Deferred tax asset, net	—	15
Repossessed assets at net realizable value	400	409
Other assets	8,695	7,137

Total assets	$341,065	$304,150

Liabilities and Stockholders’ Equity
Liabilities:
Cash overdraft	$6	$1
Deferred tax liability, net	4,061	—
Accounts payable and accrued expenses	6,684	7,447
Senior revolving credit facility	212,731	206,009
Mezzanine debt-related parties	—	25,814
Other notes payable	1,018	—

Total liabilities	224,500	239,271
Temporary equity	—	12,000

Commitments and Contingencies
Stockholders’ equity:
Common stock (1,000,000,000 shares authorized; 12,486,727 and 9,336,727 issued and outstanding at June 30, 2012 and December 31, 2011 respectively; $.10 par value per share)	1,249	934
Additional paid-in-capital	79,780	28,150
Retained earnings	35,536	23,795

Total stockholders’ equity	116,565	52,879

Total liabilities and stockholders’ equity	$341,065	$304,150

See accompanying notes to consolidated financial statements (unaudited).

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

($ in Thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Interest and fee income	$28,175	$21,494	$55,244	$42,539
Insurance income, net	2,510	1,933	4,995	4,127
Other income	1,331	947	3,317	2,404

Total revenue	32,016	24,374	63,556	49,070

Expenses
Provision for loan losses	5,908	3,489	11,535	7,325
General and administrative expenses
Personnel	8,251	6,276	16,226	12,816
Occupancy	2,086	1,590	3,980	3,061
Advertising	632	646	1,225	1,293
Other	2,290	1,658	4,620	3,212
Consulting and advisory fees	—	308	1,451	618
Interest expense
Senior revolving credit facility and other notes payable	2,341	1,951	4,851	3,714
Mezzanine debt-related parties	—	1,007	1,030	2,003

Total interest expense	2,341	2,958	5,881	5,717

Total expenses	21,508	16,925	44,918	34,042

Income before income taxes	10,508	7,449	18,638	15,028
Income taxes	3,888	2,729	6,896	5,373

Net income	$6,620	$4,720	$11,742	$9,655

Net income per common share:
Basic	$0.53	$0.51	$1.08	$1.03

Diluted	$0.52	$0.50	$1.05	$1.01

Weighted average common shares outstanding:
Basic	12,452,112	9,336,727	10,894,419	9,336,727

Diluted	12,735,088	9,527,703	11,175,792	9,587,903

See accompanying notes to consolidated financial statements (unaudited).

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

($ in Thousands)

	2012	2011
Cash Flows From Operating Activities
Net income	$11,742	$9,655
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,535	7,325
Depreciation and amortization	1,233	642
Amortization of stock compensation expense	165	123
Fair value adjustment on interest rate caps	23	172
Deferred income taxes	4,076	(90)
Changes in operating assets and liabilities:
Increase in other assets	(2,107)	(2,934)
Increase in other liabilities	(765)	(1,227)

Net cash provided by operating activities	25,902	13,666

Cash flows from investing activities:
Net origination of finance receivables	(20,905)	(19,279)
Purchase of two consumer loan companies, net of cash	(27,967)	—
Purchase of property and equipment	(1,277)	(1,444)

Net cash (used in) investing activities	(50,149)	(20,723)

Cash flows from financing activities:
Increase (decrease) in cash overdraft	5	(25)
Net advances on senior revolving credit facility	6,722	9,166
Issuance on other notes payable, net	1,018	34
Net proceeds from issuance of common stock	39,781	—
Repayment of mezzanine debt	(25,814)	—

Net cash provided by financing activities	21,712	9,175

Net change in cash	(2,535)	2,118
Cash:
Beginning	4,849	856

Ending	$2,314	$2,974

Supplemental Disclosure of Cash Flow Information

Cash payments for interest
Paid to third parties	$4,763	$3,493

Paid to related parties	$1,152	$2,330

Cash payments for income taxes	$5,430	$7,767

See accompanying notes to consolidated financial statements (unaudited).

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Note 1. Basis of Presentation

Basis of presentation: The consolidated financial statements of Regional Management Corp. (the “Company”) at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited and have been prepared in conformity with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, Interim Reporting. In the opinion of management, the interim financial statements include all adjustments, all of which are normal, recurring adjustments that are necessary for a fair presentation of the financial position at June 30, 2012 and the results of operations and cash flows for the three and six month periods ended June 30, 2012 and 2011. The results for interim periods are not necessarily indicative of results that may be expected for other interim periods or for the full year.

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

Note 2. Nature of Business and Significant Accounting Policies

Nature of business: The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small installment loans, large installment loans, automobile purchase loans, furniture and appliance purchase loans, related credit insurance, and ancillary products and services. As of June 30, 2012, the Company operates offices in 206 locations in the states of Alabama (40 offices), New Mexico (1 office), North Carolina (26 offices), Oklahoma (1 office), South Carolina (69 offices), Tennessee (20 offices), and Texas (49 offices) under the brand names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit, and Sun Finance. In the six months ended June 30, 2012, the Company opened 17 offices and acquired 23 branches in Alabama, four of which were merged into existing Regional offices.

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

June 30, 2012 and 2011

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

The allowance for loan losses consists of general and specific components. The general reserve estimates loan losses for groups of loans on a collective basis. The Company’s general component of the allowance for loan losses relates to probable incurred losses of unimpaired loans and consists of two computations as follows:

•

Large installment loans, automobile purchase loans and furniture and appliance purchase loans. Most recent twelve months of historical losses are used to estimate the general allowance for large installment loans (loans in excess of $2.5), automobile purchase loans, and all furniture and appliance purchase loans.

•	Small installment loans. Most recent eight months of historical losses are used to estimate the general allowance for small installment loans, including live checks (loans of $2.5 or less).

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

June 30, 2012 and 2011

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

In making the computations of the present value of cash payments to be received on bankrupt accounts in each product category, the Company used the weighted average interest rates and weighted average remaining term based on data as of each balance sheet date.

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

The factors used to determine whether an account is uncollectible are the age of the account, supervisory review of collection efforts, and other factors such as customers relocating to an area where collection is not practical. As of June 30, 2012, bankrupt accounts that had not been charged-off were approximately $4,625. Such accounts are specifically evaluated for impairment. The Company has elected to evaluate such loans in the aggregate in accordance with FASB ASC Topic 310 as they have common risk characteristics. Of the total $4,625 of bankrupt accounts at June 30, 2012, $339 are more than 180 days contractually delinquent and thus fully reserved. For customers with a confirmed Chapter 13 bankruptcy plan, the Company receives payments through the bankruptcy court. For customers who recently filed for Chapter 13 bankruptcy, the Company generally does not receive any

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

June 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

payments until their bankruptcy plan is confirmed by the court. If the customers have made payments to the trustee in advance of plan confirmation, the Company may receive a lump sum payment from the trustee once the plan is confirmed. This lump sum payment represents the Company’s pro-rata share of the amount paid by the customer. If a customer files for bankruptcy under Chapter 7 of the bankruptcy code, the customer’s entire debt is cancelled. In such cases, the Company charges off the account upon receiving notice from the bankruptcy court. If a vehicle secures a Chapter 7 bankruptcy account, the customer has the option of buying the vehicle at fair value or reaffirming the loan and continuing to pay the loan.

The remainder of the 180 or more days past due accounts are those of which operations personnel are of the view that some portion can be collected. At June 30, 2012, there are $1,888 of accounts that are 180 or more days contractually delinquent of which $339 represent the accounts of customers in bankruptcy.

Delinquency: The Company determines past due status using the contractual terms of the loan. This is the credit quality indicator used to evaluate the allowance for loan losses for each class of finance receivables.

Interest rate caps: In 2009, the Company purchased three interest rate caps with notional amounts of $10,000 each. The Company purchased the caps to protect a portion of its senior revolving credit facility from increases in interest rates above the strike rate of the cap. In early 2010, the Company exchanged its $30,000 notional cap for a cap with a notional amount of $128,500, a strike rate of 6.0%, and a maturity of March 2014. There was no cost related to this exchange. In late 2010, the Company purchased an additional cap increasing the total interest rate protection to $150,000 on the same terms as the exchanged cap. At June 30, 2012, the caps are based on the three-month LIBOR contract and reimburse the Company for the difference when three-month LIBOR exceeds six percent. The carrying value of the caps, are adjusted to fair value. For the six months ended June 30, 2012 and 2011, the Company recorded unfavorable fair value adjustments of $23 and $172, respectively, as increases in interest expense.

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

In 2010, congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other provisions, the bill created the Consumer Financial Protection Bureau (“CFPB”). The CFPB has the authority to promulgate regulations that could affect the Company’s business. The CFPB has not issued any regulations to date and the Company is not aware of any pending regulations that might affect its business.

Disclosure about fair value of financial instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Finance receivables: Finance receivables are originated either at prevailing market rates or at statutory limits. The Company’s loan portfolio turns approximately 1.2 times per year from cash payments and renewal of loans. Management believes that the carrying value approximates the fair value of its loan portfolio.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

June 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Interest rate caps: The fair value of the interest rate caps is the estimated amount the Company would receive to terminate the cap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of the Company for liabilities.

Debt: The Company refinanced its senior revolving credit facility in January 2012 and as a result of the refinancing believes that the fair value of this variable rate debt approximates its carrying value at June 30, 2012 and December 31, 2011. The Company also refinanced its mezzanine debt in August 2010 and estimated that the fixed interest rate on the mezzanine debt exceeded the estimated market interest rate for similar debt, which resulted in a fair value in excess of the carrying amount. The Company also considered its creditworthiness in its determination of fair value. Our mezzanine debt was repaid in full from the proceeds of our initial public offering, which closed on April 2, 2012.

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

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

June 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Unaudited)		(Unaudited)
Assets
Level 1 inputs
Cash	$2,314	$2,314	$4,849	$4,849
Restricted cash	1,338	1,338	1,338	1,338
Level 2 inputs
Interest rate caps	5	5	28	28
Level 3 inputs
Net finance receivables	324,631	324,631	287,294	287,294
Repossessed assets	400	400	409	409

Liabilities
Level 3 inputs
Senior revolving credit facility	212,731	212,731	206,009	206,009
Mezzanine debt-related parties	—	—	25,814	26,428
Other notes payable	1,018	1,018	—	—

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

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

June 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Loan Losses

Finance receivables consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Small installment loans	$121,300	$130,257
Large installment loans	57,053	36,938
Automobile purchase loans	146,478	128,660
Furniture and appliance purchase loans	20,580	10,739

Finance receivables	$345,411	$306,594

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Balance at beginning of period	$19,860	$18,000	$19,300	$18,000
Provision for loan losses	5,908	3,489	11,535	7,325
Finance receivables charged off	(5,210)	(3,612)	(10,452)	(7,616)
Recoveries	222	123	397	291

Balance at end of period	$20,780	$18,000	$20,780	$18,000

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

June 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

The following is a reconciliation of the allowance for loan losses by component for the three and six months ended June 30, 2012 and 2011.

	Balance April 1, 2012	Provision	Charge- Offs	Recoveries	Balance June 30, 2012	Finance Receivables June 30, 2012	Allowance as Percentage of Loan Balance June 30, 2012
Small installment loans	$8,147	$4,296	$(2,983)	$91	$9,551	$121,300	7.9%
Large installment loans	3,490	519	(812)	96	3,293	57,053	5.8%
Automobile purchase loans	7,756	985	(1,325)	35	7,451	146,478	5.1%
Furniture and appliance purchase loans	467	108	(90)	—	485	20,580	2.4%

Total	$19,860	$5,908	$(5,210)	$222	$20,780	$345,411	6.0%

	Balance April 1, 2011	Provision	Charge- Offs	Recoveries	Balance June 30, 2011	Finance Receivables June 30, 2011	Allowance as Percentage of Loan Balance June 30, 2011
Small installment loans	$6,953	$2,603	$(2,361)	$86	$7,281	$105,441	6.9%
Large installment loans	2,478	541	(418)	14	2,615	34,186	7.6%
Automobile purchase loans	8,399	177	(798)	22	7,800	114,739	6.8%
Furniture and appliance purchase loans	170	168	(35)	1	304	4,834	6.3%

Total	$18,000	$3,489	$(3,612)	$123	$18,000	$259,200	6.9%

	Balance January 1, 2012	Provision	Charge- Offs	Recoveries	Balance June 30, 2012	Finance Receivables June 30, 2012	Allowance as Percentage of Finance Receivables June 30, 2012
Small installment loans	$8,838	$6,746	$(6,246)	$213	$9,551	$121,300	7.9%
Large installment loans	2,448	2,009	(1,285)	121	3,293	57,053	5.8%
Automobile purchase loans	7,618	2,532	(2,761)	62	7,451	146,478	5.1%
Furniture and appliance purchase loans	396	248	(160)	1	485	20,580	2.4%

Total	$19,300	$11,535	$(10,452)	$397	$20,780	$345,411	6.0%

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

June 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

	Balance January 1, 2011	Provision	Charge- Offs	Recoveries	Balance June 30, 2011	Finance Receivables June 30, 2011	Allowance as Percentage of Finance Receivables June 30, 2011
Small installment loans	$8,974	$2,924	$(4,826)	$209	$7,281	$105,441	6.9%
Large installment loans	2,972	607	(997)	33	2,615	34,186	7.6%
Automobile purchase loans	5,909	3,566	(1,723)	48	7,800	114,739	6.8%
Furniture and appliance purchase loans	145	228	(70)	1	304	4,834	6.3%

Total	$18,000	$7,325	$(7,616)	$291	$18,000	$259,200	6.9%

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

June 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Following is a summary of the finance receivables associated with customers in bankruptcy as of the periods indicated:

	Finance Receivables in Bankruptcy as of June 30, 2012	Finance Receivables in Bankruptcy as of December 31, 2011
	(Unaudited)
Small installment loans	$364	$352
Large installment loans	1,775	586
Automobile purchase loans	2,433	2,160
Furniture and appliance purchase loans	53	32

Total	$4,625	$3,130

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

June 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

The following is an assessment of the credit quality of finance receivables at June 30, 2012 and December 31, 2011. The contractual delinquency of the finance receivable portfolio by component at June 30, 2012 and December 31, 2011 was:

	June 30, 2012 (Unaudited)
	Small Installment Loans		Large Installment Loans		Automobile Purchase Loans		Furniture and Appliance Purchase Loans		Total
	$	%	$	%	$	%	$	%	$ %
Current	$91,219	75.2%	$42,282	74.0%	$107,863	73.7%	$17,194	83.5%	$258,558	75.0%
1 to 29 days delinquent	20,743	17.1%	10,699	18.8%	31,663	21.6%	2,677	13.0%	65,782	19.0%

Delinquent accounts
30 to 59 days	3,443	2.8%	1,933	3.4%	4,143	2.8%	302	1.5%	9,821	2.8%
60 to 89 days	1,937	1.6%	771	1.4%	1,336	0.9%	143	0.7%	4,187	1.2%
Over 90 days	3,958	3.3%	1,368	2.4%	1,473	1.0%	264	1.3%	7,063	2.0%

Total delinquency	$9,338	7.7%	$4,072	7.2%	$6,952	4.7%	$709	3.5%	$21,071	6.0%

Total loans	$121,300	100.0%	$57,053	100.0%	$146,478	100.0%	$20,580	100.0%	$345,411	100.0%

Loans in nonaccrual status	$3,958	3.3%	$1,368	2.4%	$1,473	1.0%	$264	1.3%	$7,063	2.0%

The accounts of the acquired Alabama branches were converted to the Company’s loan management system on April 2, 2012. In presenting June 30, 2012, the Company made estimates of the delinquency reported by the acquired company’s loan management system to conform to the methods used by the Company.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

June 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

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

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

June 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Following is a summary of finance receivables evaluated for impairment at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(Unaudited)
Finance receivables evaluated for impairment
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$1,549	$1,074
Customers in Chapter 13 bankruptcy	4,625	3,130

Total impaired accounts specifically evaluated	$6,174	$4,204
Finance receivables evaluated collectively	339,237	302,390

Finance receivables outstanding	$345,411	$306,594

Accounts in bankruptcy in nonaccrual status	$902	$783

Total impaired accounts specifically evaluated	$6,174	$4,204

Amount of the specific reserve for impaired accounts	$3,089	$2,187

Finance receivables evaluated collectively	$339,237	$302,390

Amount of the general component of the reserve	$17,691	$17,113

Note 4. Debt

The Company’s senior revolving credit facility contain restrictive covenants including maintenance of a specified interest coverage ratio, restrictions on distributions, limitations on additional borrowings, debt ratio, maintenance of a minimum allowance for loan losses, and certain other restrictions. At June 30, 2012, the Company was in compliance with all debt covenants. Substantially all the Company’s finance receivables are pledged to the senior revolving credit facility.

Note 5. Temporary Equity

The shareholders agreement between the Company, Regional Holdings LLC, the sponsors and the individual owners provided that the individual owners have the right to put their stock back to the Company if an initial public offering did not occur within five years of the acquisition date, March 21, 2007. The put option was exercisable for 90 days following March 21, 2012, amended on March 12, 2012 to May 21, 2012. The purchase price of the stock is the then fair value, and the option is subject to contingencies, principally failure to complete an initial public offering and approval of the senior lender. The Company valued this put option at the original purchase price of $12,000. There are 2,196,877 shares owned by the individual owners. The initial public offering closed on April 2, 2012, see note 13.

Note 6. Income Taxes

Regional Management Corp. and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by individual states in which it operates.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

June 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Note 7. Stock Based Compensation

In connection with the initial public offering, the Company granted 310,000 options to purchase common stock to its directors and certain of its officers. The total compensation cost of the options was $2,811, which will be amortized over the option vesting period of five years. At June 30, 2012, unrecognized stock-based compensation expense to be recognized over future periods approximated $2,670.

Note 8. Earnings Per Share

The following schedule reconciles the computation of weighted average basic and diluted earnings per share for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012 (Unaudited)			Six Months Ended June 30, 2012 (Unaudited)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$6,620	12,452,112	$0.53	$11,742	10,894,419	$1.08

Effect of dilutive securities
Options to purchase common stock	—	282,976	—	—	281,373	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$6,620	12,735,088	$0.52	$11,742	11,175,792	$1.05

	Three Months Ended June 30, 2011 (Unaudited)			Six Months Ended June 30, 2011 (Unaudited)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$4,720	9,336,727	$0.51	$9,655	9,336,727	$1.03

Effect of dilutive securities
Options to purchase common stock	—	190,976	—	—	251,176	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$4,720	9,527,703	$0.50	$9,655	9,587,903	$1.01

Note 9. Related Party Transactions

The Company is majority owned by two sponsors and its former majority stockholders. Following is a summary of transactions during the three and six months ended June 30, 2012 and 2011 with the sponsors and the individual owners who retain an interest in the Company.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

June 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	Individual		Individual
	Owners	Sponsors	Owners	Sponsors
2012 (unaudited)
Interest expense on mezzanine debt	$—	$—	$195	$812
Financing fees	—	—	3	12
Consulting and advisory fee expense	—	—	563	888
2011
Interest expense on mezzanine debt	$192	$802	$383	$1,596
Consulting and advisory fee expense	112	197	225	392

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

Note 11. Restricted Assets

RMC Reinsurance, Ltd. is a wholly-owned life insurance subsidiary of the Company. RMC Reinsurance is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. In 2011, the Company increased its letter of credit to $1,388 in favor of the ceding company. The letter of credit is secured by a cash deposit of $1,388. The cash securing the letter of credit at June 30, 2012 and December 31, 2011 are presented as restricted cash in the other asset category in the accompanying balance sheets.

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

In accordance with FASB ASC Topic 805-10, the Company determined that the transaction met the definition of a business combination. Accordingly, the purchase price will be allocated to the fair value of the tangible and intangible assets acquired. The Company has hired a third party to assist in the valuation of acquired assets which is not complete at June 30, 2012. The accompanying financial statements include management’s estimates of the amortization of intangible assets; however, those estimates are subject to change upon completion of the third party’s analysis. As of June 30, 2012, the Company had incurred approximately $61 in costs related to the acquisition.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

June 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Note 13. Sale of Common Stock

On April 2, 2012, the Company closed the sale of 3,150,000 shares of its $.10 par value common stock at $15.00 per share, before underwriting discounts and offering expenses. The following table summarizes the changes in Common Stock and Additional Paid in Capital as a result of this transaction:

	$0.10 Par Value Common Shares	Common Stock Amount	Additional Paid in Capital
Balance March 31, 2012	9,336,727	$934	$28,172
Sale of common stock	3,150,000	315	46,935
Underwriting discount and offering expenses	—	—	(7,469)
Reclassification of temporary equity	—	—	12,000
Stock option expense	—	—	142

Balance June 30, 2012	12,486,727	$1,249	$79,780

Note 14. Subsequent Events

Subsequent to June 30, 2012, the Company closed on an amendment to its senior revolving credit facility. The Amendment increases the line to $325 million from $255 million and extends the maturity date to July 31, 2015. The terms of the agreement remain the same except that the unused line fee declines from 50.0 to 37.5 basis points when the outstanding amount of the line exceeds $275 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Quarterly Report on Form 10-Q for the period ended March 31, 2012 (which was filed with the Securities and Exchange Commission on May 10, 2012). The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 206 locations in the states of South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, and New Mexico as of June 30, 2012. Each of our loan products is secured, structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments and is repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, furniture and appliance retailers, and our consumer website. We operate an integrated branch model in which all loans, regardless of origination channel, are serviced and collected through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Installment Loans – As of June 30, 2012, we had approximately 133,500 small installment loans outstanding, representing $121.3 million in finance receivables.

•	Large Installment Loans – As of June 30, 2012, we had approximately 20,400 large installment loans outstanding, representing $57.0 million in finance receivables.

•	Automobile Purchase Loans – As of June 30, 2012, we had approximately 17,700 automobile purchase loans outstanding, representing $146.5 million in finance receivables.

•	Furniture and Appliance Purchase Loans – As of June 30, 2012, we had approximately 17,800 furniture and appliance purchase loans outstanding, representing $20.6 million in finance receivables.

•	Insurance Products – We offer our customers optional payment protection insurance options relating to many of our loan products.

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

Initial Public Offering

On March 27, 2012, our registration statement on Form S-1 relating to our initial public offering was declared effective by the Securities and Exchange Commission (“SEC”). Our initial public offering closed on April 2, 2012, at which time we sold 3,150,000 shares of our common stock and received cash proceeds of approximately $43.9 million, net of underwriting discounts and commissions. Additionally, we have incurred offering costs of $4.2 million related to the initial public offering. We used the proceeds of the offering to pay a portion of our indebtedness. We anticipate incurring significantly lower amounts of interest expense in future periods from the reduction of debt resulting from our initial public offering, as described in “Unaudited Pro Forma Consolidated Financial Information” below.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees from our loan products is largely driven by the number of loans that we originate. Average finance receivables grew 22.2% from $216.0 million in 2010 to $264.0 million in 2011. Average finance receivables grew 32.3% from $245.4 million in the first six months of 2011 to $324.8 million in the first six months of 2012. We originated or purchased 55,300, 67,300 and 42,900 new loans during 2010, 2011 and the first six months of 2012, respectively. We source our loans through our branches and our live check program, as well as through automobile dealerships and furniture and appliance retailers that partner with us. Our loans are made exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened 17 and 36 new branches in 2010 and 2011 respectively. We opened two AutoCredit Source branches in early 2011 and two additional AutoCredit Source branches in Texas in January 2012. We have grown more rapidly in Tennessee and Alabama than in the other states in which we operate. We opened our first branch in Tennessee in 2007 and our first branch in Alabama in 2009. As of June 30, 2012, we operated 20 branches with a total of $16.6 million in finance receivables in Tennessee and 40 branches with a total of $33.3 million in finance receivables in Alabama.

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

Asset Quality. Our results of operations are highly dependent upon the strength of our asset portfolio. We recorded $17.9 million of provisions for loan losses during 2011 (or 6.8% as a percentage of average finance receivables) and $11.5 million of provisions for loan losses during the first six months of 2012 (or 7.1% as a percentage of average finance receivables (both annualized)). The quality of our asset portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent portfolio oversight, and respond to changing economic conditions as we grow our loan portfolio.

Allowance for Loan Losses

Beginning January 1, 2010, we have evaluated losses in each of the four categories of loans in establishing the allowance for loan losses. The following table sets forth our allowance for loan losses compared to the related finance receivables as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012		As of December 31, 2011
	Finance Receivables	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance as Percentage of Related Finance Receivables
	(Dollars in thousands)
Small Installment Loans	$121,300	7.9%	$130,257	6.8%
Large installment loans	57,053	5.8%	36,938	6.6%
Automobile purchase loans	146,478	5.1%	128,660	5.9%
Furniture and appliance purchase loans	20,580	2.4%	10,739	3.7%

Total	$345,411	6.0%	$306,594	6.3%

Provisions for Loan Losses

In evaluating our allowance for loan losses, we currently separate our portfolio of receivables into four components based on loan type: small installment, large installment, automobile purchase, and furniture and appliance purchase. The allowance for small installment loans is based on the historic loss percentage computed by using the most recent eight months of losses applied to the most recent month-end balance of loans. The allowance for each other loan type is based on the historic loss percentage computed by using the most recent 12 months of losses applied to the most recent month-end balance of loans for each such loan type. We believe, that the primary underlying factor driving the provision for loan losses for each of these loan types is the same: general economic conditions in the areas in which we conduct business. In addition, gasoline prices and the market for repossessed automobiles at auction are an additional underlying factor that we believe influences the provision for loan losses for automobile purchase loans and, to a lesser extent, large installment loans. We monitor these factors, the monthly trend of delinquencies and the slow file (which consists of all loans one or more days past due) to identify trends that might require an increased provision, and we modify the provision for loan losses accordingly.

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

Efficiency Ratio. One of our key operating metrics is our efficiency ratio, which is calculated by dividing the sum of general and administrative expenses by total revenue. Our efficiency ratio was 41.0% in the first six months of 2012, compared to 41.5% in the same period of 2011. We expect the efficiency ratio to improve as we leverage our operating expenses, although the additional personnel and other costs of being a public company will reduce the improvement that we might have otherwise achieved.

Components of Results of Operations

Interest and Fee Income

Our interest and fee income consists primarily of interest earned on outstanding loans. We cease accruing interest on a loan when the customer is contractually past due 90 days. Accrual resumes when the customer makes at least one full payment and the account is less than 90 days contractually past due.

Loan fees are additional charges to the customer, such as loan origination fees, acquisition fees and maintenance fees, as permitted by state law. The fees may or may not be refundable to the customer in the event of an early payoff, depending on state law. Fees are accreted to income over the life of the loan on the constant yield method and are included in the customer’s truth in lending disclosure. The following table sets forth the composition of our average finance receivables and average yield for each of our loan products for the periods indicated (unaudited):

	For the Three Months Ended June 30, 2012		For the Six Months Ended June 30, 2012
	Average Finance Receivables	Average Yield	Average Finance Receivables	Average Yield
	(Dollars in Thousands)		(Dollars in Thousands)
Small installment loans	$113,777	50.5%	$117,979	49.9%
Large installment loans	56,790	34.8%	55,268	32.2%
Auto purchase loans	141,033	22.8%	136,512	22.7%
Furniture and appliance purchase loans	17,540	18.7%	15,000	18.8%

Total	$329,140	34.2%	$324,759	34.0%

Insurance Income

Our insurance income consists of revenue from the sale of various insurance products and other payment protection options offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. The type and terms of our insurance products vary from state to state based on applicable laws and regulations. We offer optional credit life insurance, credit accident and health insurance, and involuntary unemployment insurance. We require property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party (such as homeowners or renters insurance) in lieu of purchasing property insurance from us. We also require proof of liability and collision insurance for any vehicles securing loans, and we obtain collateral insurance on behalf of customers who permit their other insurance coverage to lapse.

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on paid out or renewed loans). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums to RMC Reinsurance as earned. As of June 30, 2012, we had pledged a $1.3 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income

Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment (except in North Carolina, which does not permit late charges on direct consumer loans). Other income also includes fees for extending the due date of a loan and returned check charges. Due date extensions are only available to a customer once every thirteen months, are available only to customers who are current on their loans, and must be approved by personnel at our headquarters. Less than 1% of scheduled payments were deferred in 2011 and in the six months ended June 30, 2012.

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

General and Administrative Expenses

Our general and administrative expenses are comprised of four categories: personnel, occupancy, advertising, and other. We typically measure our general and administrative expenses as a percentage of total revenue, which we refer to as our “efficiency ratio.”

Our personnel expenses are the largest component of our general and administrative expenses and consist primarily of the salaries, bonuses, and benefits associated with all of our branch, field and headquarters employees, and related payroll taxes. In connection with our initial public offering in March 2012, we granted awards of stock options to purchase an aggregate of 280,000 shares of our common stock to our executive officers and directors and stock options to purchase an aggregate of 30,000 shares to other employees, each pursuant to the Regional Management Corp. 2011 Stock Incentive Plan (the “2011 Stock Plan”). Each stock option has an exercise price equal to the initial public offering price of $15.00 per share and vest in five equal annual installments beginning on the first anniversary of the grant date. We recorded a deferred stock-based compensation expense equal to the grant-date fair value of the stock options issued of $2.8 million, which is being recognized as compensation expense over the vesting period.

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

Other expenses consist primarily of various other expenses including legal, audit, office supplies, credit bureau charges, and postage.

We expect that our general and administrative expenses will increase as a result of the additional legal, accounting, insurance, and other expenses associated with being a public company.

Consulting and Advisory Fees

Consulting and advisory fees consist of amounts payable to the sponsors and certain former major stockholders, who were members of our management before our acquisition by the sponsors, pursuant to certain agreements that were terminated in connection with our initial public offering in March 2012.

Interest Expense

Our interest expense consists primarily of interest payable and amortization of debt issuance costs in respect of borrowings under our senior revolving credit facility and our mezzanine debt. Interest expense also includes costs attributable to the interest rate caps we enter into to manage our interest rate risk and unused line fees. Changes in the fair value of the interest rate cap are reflected in interest expense for the senior revolving credit facility and other notes payable. We repaid the mezzanine debt and a portion of the borrowings under our senior revolving credit facility with proceeds from our initial public offering in April 2012. We entered into an amended and restated senior revolving credit facility in January 2012. See “Liquidity and Capital Resources.”

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

Results of Operations

The following tables summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (unaudited):

	Three Months Ended June 30,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue
	(Dollars in Thousands)
Revenue:
Interest and fee income	$28,175	88.0%	$21,494	88.2%
Insurance income, net	2,510	7.8%	1,933	7.9%
Other income	1,331	4.2%	947	3.9%

Total revenue	32,016	100.0%	24,374	100.0%

Expenses:
Provision for loan losses	5,908	18.5%	3,489	14.3%
General and administrative expenses
Personnel	8,251	25.8%	6,276	25.7%
Occupancy	2,086	6.5%	1,590	6.5%
Advertising	632	2.0%	646	2.7%
Other	2,290	7.2%	1,658	6.8%
Consulting and advisory fees	—	—	308	1.3%
Interest expense
Senior revolving credit facility and other notes payable	2,341	7.3%	1,951	8.0%
Mezzanine debt-related parties	—	—	1,007	4.1%

Total interest expense	2,341	7.3%	2,958	12.1%

Total expenses	21,508	67.3%	16,925	69.4%

Income before taxes	10,508	32.7%	7,449	30.6%
Income Taxes	3,888	12.1%	2,729	11.2%

Net Income	$6,620	20.6%	$4,720	19.4%

	Six Months Ended June 30,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue
	(Dollars in Thousands)
Revenue:
Interest and fee income	$55,244	86.9%	$42,539	86.7%
Insurance income, net	4,995	7.9%	4,127	8.4%
Other income	3,317	5.2%	2,404	4.9%

Total revenue	63,556	100.0%	49,070	100.0%

Expenses:
Provision for loan losses	11,535	18.1%	7,325	14.9%
General and administrative expenses
Personnel	16,226	25.5%	12,816	26.1%
Occupancy	3,980	6.3%	3,061	6.3%
Advertising	1,225	1.9%	1,293	2.6%
Other	4,620	7.3%	3,212	6.5%
Consulting and advisory fees	1,451	2.3%	618	1.3%
Interest expense
Senior revolving credit facility and other notes payable	4,851	7.6%	3,714	7.6%
Mezzanine debt-related parties	1,030	1.6%	2,003	4.1%

Total interest expense	5,881	9.2%	5,717	11.7%

Total expenses	44,918	70.6%	34,042	69.4%

Income before taxes	18,638	29.4%	15,028	30.6%
Income Taxes	6,896	10.9%	5,373	10.9%

Net Income	$11,742	18.5%	$9,655	19.7%

The following tables sets forth certain information derived from the Company’s consolidated financial statements and other operating data and ratios, for the periods indicated (unaudited):

Regional Management Corp.

Selected Financial Data

As of and for the Three Months and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,
	2012		2011
Finance Receivables	Average Balance (1)	Yield	Average Balance (1)	Yield
Small installment loans	$113,777	50.5%	$101,985	50.7%
Large installment loans	56,790	34.8%	33,376	27.6%
Automobile purchase loans	141,033	22.8%	108,595	22.3%
Furniture and appliance purchase loans	17,540	18.7%	4,234	19.7%

Total finance receivables	$329,140	34.2%	$248,190	34.6%

	Amount	Percentage of Average Finance Receivables (Annualized)	Amount	Percentage of Average Finance Receivables (Annualized)
Net charge-offs as a percentage of average finance receivables	$4,988	6.1%	$3,489	5.6%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for loan losses	$5,908	18.5%	$3,489	14.3%
General and administrative expenses	$13,259	41.4%	$10,170	41.7%

	Amount	Growth Rate	Amount	Growth Rate
Same store finance receivables at period-end/Growth rate	$303,999	17.6%	$240,839	15.1%
Same store revenue growth rate		17.3%		13.0%

	Six Months Ended June 30,
	2012		2011
Finance Receivables	Average Balance (1)	Yield	Average Balance (1)	Yield
Small installment loans	$117,979	49.9%	$105,945	49.4%
Large installment loans	55,268	32.2%	33,090	27.4%
Automobile purchase loans	136,512	22.7%	102,618	22.4%
Furniture and appliance purchase loans	15,000	18.8%	3,767	19.0%

Total finance receivables	$324,759	34.0%	$245,420	34.7%

	Amount	Percentage of Average Finance Receivables (Annualized)	Amount	Percentage of Average Finance Receivables (Annualized)
Net charge-offs as a percentage of average finance receivables	$10,055	6.2%	$7,325	6.0%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for loan losses	$11,535	18.1%	$7,325	14.9%
General and administrative expenses	$26,051	41.0%	$20,382	41.5%

	Amount	Growth Rate	Amount	Growth Rate
Same store finance receivables at period-end/Growth rate	$303,999	17.6%	$240,839	15.1%
Same store revenue growth rate		14.3%		12.9%

	As of June 30,
	2012		2011
	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables
Allowance for loan losses	$20,780	6.0%	$18,000	6.9%
over 90 days contractually delinquent	$7,063	2.0%	$4,882	1.9%
over 180 days contractually delinquent	$1,880	0.5%	$1,214	0.5%
Number of branches at period end	206		163

(1)	Average finance receivables are computed by using the most recent four and seven month-end balances
(2)	Includes the 19 branches retained following the acquisition of the assets of two consumer loan companies in the state of Alabama

Comparison of Three Months Ended June 30, 2012, Versus

Three Months Ended June 30, 2011

Income and Revenue

Net income increased to $6.6 million for the three months ended June 30, 2012, or 40.3%, from the three month period ended June 30, 2011. Operating income (revenue less provision for loan losses and general and administrative expenses) increased approximately $2.1 million, or 19.9%, over the same period in 2011.

Total revenues increased to $32.0 million during the quarter ended June 30, 2012, a 31.4% increase over the $24.4 million of total revenues for the corresponding quarter in 2011. The increase is attributable to the opening of twelve additional branches and the acquisition of 19 net new branches in Alabama in the three months ended June 30, 2012, compared to the same period of 2011.

Interest and Fee Income

Interest and fee income increased $6.7 million, or 31.1%, to $28.2 million in the first three months of 2012, from $21.5 million in the first three months of 2011. The increase in interest and fee income was due primarily to a 32.6% increase in average finance receivables during the period, offset by a decrease in the average yield on loans from 34.6% to 34.2%. The following table sets forth the portions of the increase in interest and fee income attributable to changes in finance receivables balance and average yield for each of our products for the three months ended June 30, 2012, compared to the three months ended June 30, 2011 (dollars in thousands):

	Three Months Ended June 30,2012 Compared to Three Months Ended June 30, 2011 Increase (Decrease)
	Volume	Rate	Net

Small installment loans	$1,504	$(82)	$1,422
Large installment loans	1,922	715	2,637
Automobile purchase loans	1,849	162	2,011
Furniture and appliance purchase loans	690	(79)	611

Total	$5,965	$716	$6,681

The following is a discussion of the changes by product type:

•

Small Installment Loans – Average small installment loans (loans with an original principal balance of $2,500 or less) outstanding increased by $11.8 million, or 11.6%, in the three months ended June 30, 2012, compared to the comparable period in 2011. The growth in receivables at the new branches opened in 2012 also contributed to the growth in overall small installment loans outstanding. In addition to the increase in average outstanding balance of small installment loans, interest income on small installment loans decreased in the average yield on the portfolio from 50.7% in the three months ended June 30, 2011 to 50.5% in the three months ended June 30, 2012.

•

Large Installment Loans – Average large installment loans outstanding increased by $23.4 million, or 70.2%, for the three months ended June 30, 2012, compared to the comparable period in 2011. The increase is primarily due to the acquisition of assets from affiliated two consumer loan companies in the state of Alabama. In addition, interest income on large installment loans benefited from an increase in the average yield on the portfolio from 27.6% in the three months ended June 30, 2011 to 34.8% in the three months ended June 30, 2012.

•

Automobile Purchase Loans – Average automobile purchase loans outstanding increased by $32.4 million or 29.9% in the three months ended June 30, 2012, compared to the comparable period in 2011. The increase in automobile purchase loans outstanding was principally due to our increased emphasis on such loans, including our new initiatives relating to indirect lending and our AutoCredit Source branches. The yield on automobile purchase loans increased from 22.3% for the three-months ended June 30, 2011 to 22.8% in the three months ended June 30, 2012.

•

Furniture and Appliance Purchase Loans – Average furniture and appliance purchase loans outstanding increased $13.3 million in the three months ended June 30, 2012, compared to the comparable period in 2011. The increase in furniture and appliance purchase loans outstanding resulted from the additional relationships we established with new furniture and appliance retailers, as well as an expansion of volume through our existing relationships. The yield on furniture and appliance purchase loans decreased to 18.7% for the three-months ended June 30, 2012 from 19.7% for the comparable period in 2011.

Insurance Income

Insurance income increased $577,000, or 29.8%, to $2.5 million in the three months ended June 30, 2012 from $1.9 million in the same period of 2011. Insurance income as a percentage of average finance receivables remained constant at 3.1% (annualized).

Other Income

Other income increased $384,000, or 40.5%, to $1.3 million in the three months ended June 30, 2012 from $947,000 in the same period of 2011. The largest component of other income is late charges, which increased $265,000, or 37.5%, to $972,000 in the three months ended June 30, 2012 from $707,000 in the same period of 2011. In addition, income from Guaranteed Auto Protection (“GAP”) and collateral protection insurance increased by $171,000.

Provision for Loan Losses

Our provision for loan losses increased $2.4 million, or 69.3%, to $5.9 million in the three months ended June 30, 2012 from $3.5 million in the comparable period of 2011. The increase in the provision was made in recognition of growth in the loan portfolio. Net loans charged-off were 6.1% and 5.6% (annualized) of average finance receivables for the three months ended June 30, 2012 and 2011 respectively.

General and Administrative Expenses

Our general and administrative expenses, comprising expenses for personnel, occupancy, advertising, and other expenses, increased $3.1 million, or 30.4%, to $13.3 million during the three months ended June 30, 2012 from $10.2 million in the comparable period of 2011. Our efficiency ratio (general and administrative expenses as a percentage of revenue) experienced a favorable decline to 41.4% in the three months ended June 30, 2012 from 41.7% in the three months ended June 30, 2011.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $2.0 million, or 31.5%, to $8.3 million in the three months ended June 30, 2012 from $6.3 million in for the same period of 2011. This increase is primarily attributable to the number of new branches opened. At June 30, 2011 we had 163 branches; whereas, at June 30, 2012 we had 206 branches. However, personnel costs as a percentage of average finance receivables declined to 10.0% for the three months ended June 30, 2012 from 10.1% in the comparable 2011 period (both percentages annualized).

Occupancy. Occupancy expenses increased $496,000, or 31.2%, to $2.1 million in the first three months ended June 30, 2012 from $1.6 million in the same period of 2011. The increase in occupancy expenses is the result of 43 additional branches at June 30, 2012, compared to June 30, 2011. Additionally, we frequently experience increases in rent as we renew existing leases.

Advertising. Advertising expenses decreased $14,000, or 2.2%, to $632,000 in the three months ended June 30, 2012 from $646,000 in the same period of 2011. The decrease in advertising expenses was due primarily to a change in the timing of a live check campaign.

Other Expenses. Other expenses increased $632,000, or 38.1%, to $2.3 million in the three months ended June 30, 2012 from $1.7 million in the same period of 2011. The increase in other expenses was due primarily to the costs associated with the acquisition of two consumer loan companies in the state of Alabama and the growth in new branches.

Interest Expense

Interest expense on the senior revolving credit facility and other debt increased $390,000, or 20.0%, to $2.3 million in the three months ended June 30, 2012 from $2.0 million in the same period of 2011. The average cost of our senior revolving credit facility decreased by 28 basis points from 4.85% for the three months ended June 30, 2011 to 4.57% for the three months ended June 30, 2012. The primary difference was the mix between our LIBOR-based portion of the loan and the prime interest rate portion of the loan and the reduction in the unused line fee as the amount outstanding increased.

Consulting and Advisory Fees

We eliminated the consulting and advisory fees paid to related parties in the three months ended June 30, 2012 from $308,000 compared to the same period of 2011. These fee agreements terminated with the closing of the initial public offering on April 2, 2012.

Income Taxes

Income taxes increased $1.2 million, or 42.5%, to $3.9 million in the three months ended June 30, 2012 from $2.7 million compared to the same period in 2011. The increase in income taxes was due to an increase in our net income before taxes combined with an increase in the tax rate from 36.6% to 37.0%.

Comparison of Six Months Ended June 30, 2012, Versus

Six Months Ended June 30, 2011

Income and Revenue

Net income increased to $11.7 million for the six months ended June 30, 2012, or 21.6%, from the six month period ended June 30, 2011. Operating income (revenue less provision for loan losses and general and administrative expenses) increased approximately $4.6 million, or 21.6%, over the same period in 2011.

Total revenues increased to $63.6 million during the quarter ended June 30, 2012, a 29.5% increase over the $49.1 million of total revenues for the corresponding quarter in 2011. The increase is attributable to the opening of seventeen additional branches and the acquisition of 19 net new branches in Alabama in the six months ended June 30, 2012, compared to the same period of 2011.

Interest and Fee Income

Interest and fee income increased $12.7 million, or 29.9%, to $55.2 million in the first six months of 2012, from $42.5 million in the first six months of 2011. The increase in interest and fee income was due primarily to a 32.3% increase in average finance receivables during the period, offset by a decrease in the average yield on loans from 34.7% to 34.0%. The following table sets forth the portions of the increase in interest and fee income attributable to changes in finance receivables balance and average yield for each of our products for the six months ended June 30, 2012, compared to the six months ended June 30, 2011 (dollars in thousands):

	Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 Increase (Decrease)
	Volume	Rate	Net

Small installment loans	$3,002	$320	$3,322
Large installment loans	3,461	921	4,382
Automobile purchase loans	3,839	111	3,950
Furniture and appliance purchase loans	1,078	(27)	1,051

Total	$11,380	$1,325	$12,705

The following is a discussion of the changes by product type:

•

Small Installment Loans – Average small installment loans (loans with an original principal balance of $2,500 or less) outstanding increased by $12.0 million, or 11.4%, in the six months ended June 30, 2012, compared to the comparable period in 2011. The growth in receivables at the new branches opened in 2012 also contributed to the growth in overall small installment loans outstanding. In addition to the increase in average outstanding balance of small installment loans, interest income on small installment loans increased in the average yield on the portfolio from 49.4% in the six months ended June 30, 2011 to 49.9% in the six months ended June 30, 2012.

•

Large Installment Loans – Average large installment loans outstanding increased by $22.2 million, or 67.0%, for the six months ended June 30, 2012, compared to the comparable period in 2011. The increase is primarily due to the acquisition of two consumer loan companies in the state of Alabama. In addition, interest income on large installment loans benefited from an increase in the average yield on the portfolio from 27.4% in the six months ended June 30, 2011 to 32.2% in the six months ended June 30, 2012.

•

Automobile Purchase Loans – Average automobile purchase loans outstanding increased by $33.9 million or 33.0% in the six months ended June 30, 2012, compared to the comparable period in 2011. The increase in automobile purchase loans outstanding was principally due to our increased emphasis on such loans, including our new initiatives relating to indirect lending and our AutoCredit Source branches. The yield on automobile purchase loans increased from 22.4% for the six months ended June 30, 2011 to 22.7% in the six months ended June 30, 2012.

•

Furniture and Appliance Purchase Loans – Average furniture and appliance purchase loans outstanding increased $11.2 million in the six months ended June 30, 2012, compared to the comparable period in 2011. The increase in furniture and appliance purchase loans outstanding resulted from the additional relationships we established with new furniture and appliance retailers, as well as an expansion of volume through our existing relationships. The yield on furniture and appliance purchase loans decreased to 18.8% for the six months ended June 30, 2012 from 19.0% for the comparable period in 2011.

Insurance Income

Insurance income increased $868,000, or 21.0%, to $5.0 million in the six months ended June 30, 2012 from $4.1 million in the same period of 2011. Insurance income as a percentage of average finance receivables declined from 3.4% to 3.1% (annualized). The decline is primarily attributable to the increase in indirect automobile purchase and furniture and appliance purchase loans where we do not have the opportunity to discuss our insurance offerings with the customer. Additionally, during the first quarter of the year, we experience reductions in our small loans as customers use income tax refunds to repay their loans, reducing insurance revenue, if applicable.

Other Income

Other income increased $913,000, or 38.0%, to $3.3 million in the six months ended June 30, 2012 from $2.4 million in the same period of 2011. The largest component of other income is late charges, which increased $481,000, or 31.9%, to $2.0 million in the six months ended June 30, 2012 from $1.5 million in the same period of 2011. In addition, income from Guaranteed Auto Protection (“GAP”) and collateral protection insurance increased by $321,000.

Provision for Loan Losses

Our provision for loan losses increased $4.2 million, or 57.5%, to $11.5 million in the six months ended June 30, 2012 from $7.3 million in the comparable period of 2011. The increase in the provision was made in recognition of growth in the loan portfolio. Net loans charged-off were 6.2% and 6.0% (annualized) of average finance receivables for the six months ended June 30, 2012 and 2011 respectively.

General and Administrative Expenses

Our general and administrative expenses, comprising expenses for personnel, occupancy, advertising, and other expenses, increased $5.7 million, or 27.8%, to $26.1 million during the six months ended June 30, 2012 from $20.4 million in the comparable period of 2011. Our efficiency ratio (general and administrative expenses as a percentage of revenue) experienced a favorable decline to 41.0% in the first six months of 2012 from 41.5% in the first six months of 2011.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $3.4 million, or 26.6%, to $16.2 million in the six months ended June 30, 2012 from $12.8 million in for the same period of 2011. This increase is primarily attributable to the number of new branches opened. At June 30, 2011 we had 163 branches; whereas, at June 30, 2012 we had 206 branches. Personnel costs as a percentage of average finance receivables were 10.0% and 10.4% for the six months of 2012 and 2011, respectively (both percentages annualized).

Occupancy. Occupancy expenses increased $919,000, or 30.0%, to $4.0 million in the first six months ended June 30, 2012 from $3.1 million in the same period of 2011. The increase in occupancy expenses is the result of 43 additional branches at June 30, 2012, compared to June 30, 2011. Additionally, we frequently experience increases in rent as we renew existing leases.

Advertising. Advertising expenses decreased $68,000, or 5.3%, to $1.2 in the six months ended June 30, 2012 from $1.3 million in the same period of 2011. The decrease in advertising expenses was due primarily to a change in the timing of a live check campaign.

Other Expenses. Other expenses increased $1.4 million, or 43.8%, to $4.6 million in the six months ended June 30, 2012 from $3.2 million in the same period of 2011. The increase in other expenses was due primarily to the costs associated with the acquisition of two consumer loan companies in the state of Alabama and the growth in new branches.

Interest Expense

Interest expense on the senior revolving credit facility and other debt increased $1.1 million, or 30.6%, to $4.9 million in the six months ended June 30, 2012 from $3.7 million in the same period of 2011. The average cost of our senior revolving credit facility increased by 11 basis points from 4.64% for the six months ended June 30, 2011 to 4.75% for the six months ended June 30, 2012. The primary difference was the mix between our LIBOR-based portion of the loan and the prime interest rate portion of the loan and offset by the reduction in the unused line fee as the amount outstanding increased.

Consulting and Advisory Fees

The consulting and advisory fees paid to related parties increased $833,000 to $1.5 million in the six months ended June 30, 2012 from $618,000 in the same period of 2011. The increase in advisory and consulting fees is attributable to the termination fees payable to the sponsors and former majority stockholders at closing of the initial public offering on April 2, 2012. These fee agreements terminated with the closing of the initial public offering.

Income Taxes

Income taxes increased $1.5 million, or 28.3%, to $6.9 million in the six months ended June 30, 2012 from $5.4 million compared to the same period in 2011. The increase in income taxes was due to an increase in our net income before taxes combined with an increase in the tax rate from 35.8% to 37.0%.

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

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary RMC Reinsurance is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of June 30, 2012, these reserve requirements totaled $1.3 million; additionally, we had a reserve for life insurance claims on our balance sheet of $177,000, as determined by the third party, unrelated ceding company.

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to expanding and maintaining our branch locations.

Cash Flow

Operating Activities

Net cash provided by operating activities increased by $12.2 million, or 89.5%, to $25.9 million in the first six months of 2012 from $13.7 million in the first six months of 2011. The increase was primarily due to a $2.0 million decrease in cash paid for taxes, a $4.2 million increase in provision for loan losses, and an increase in deferred taxes of $4.2 million.

Investing Activities

Investing activities consist of finance receivables originated and purchased, net change in restricted cash, purchase of furniture and equipment for new and existing branches and the purchase of interest rate caps.

During the first six months of 2011, net cash used in investing activities was $20.7 million. During the first six months of 2012, primarily due to a $28.0 million purchase of the assets of two consumer loan companies, net cash used in investing activities was $50.1 million, a net increase in net cash used in investing activities from the first six months of 2011 of $29.4 million.

Financing Activities

Financing activities consist of borrowings and payments on our outstanding indebtedness and the net change in our cash overdraft.

During the six months ended June 30, 2011, net cash provided by financing activities was $9.2 million. During the first six months of 2012, net cash provided by financing activities was $21.7 million, resulting in a net increase in net cash provided by financing activities of $12.5 million. The increase in net cash provided by financing activities was primarily a result of net proceeds from the initial public offering.

On April 2, 2012, we repaid the mezzanine debt and a portion of the borrowings under our senior revolving credit facility with proceeds from our initial public offering.

Financing Arrangements

Senior Revolving Credit Facility

In connection with our initial public offering and the acquisition of certain Alabama branches, we entered into an amended and restated senior revolving credit facility with a syndicate of banks in January 2012. The amended and restated senior revolving credit facility provides for up to $255.0 million in availability, with a borrowing base of 85% of eligible finance receivables, and matures in January 2015. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one month and six months, with a LIBOR floor of 1.00%, plus an applicable margin based on our leverage ratio (which was 1.9% as of June 30, 2012). Alternatively, we may pay interest at a rate based on the prime rate plus an applicable margin (which would have been 2.0% as of June 30, 2012). We also pay an unused line fee of 0.50% per annum, payable monthly. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions and limitations on other indebtedness, maintenance of a minimum allowance for loan losses and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $212.7 million at June 30, 2012. At June 30, 2012, we were in compliance with our debt covenants.

Subsequent to June 30, 2012, the Company closed on an amendment to its senior revolving credit facility. The Amendment increases the line to $325 million from $255 million and extends the maturity date to July 31, 2015. The terms of the agreement remain the same except that the unused line fee declines from 50.0 to 37.5 basis points when the outstanding amount of the line exceeds $275 million.

We have entered into interest rate caps to manage interest rate risk associated with a notional amount of $150.0 million of our LIBOR-based borrowings. The interest rate caps have a strike rate of 6.0% and a maturity of March 4, 2014. When three-month LIBOR exceeds six percent, the counterparty reimburses us for the excess over six percent; no payment is required by us or the counterparty when three-month LIBOR is below six percent. We repaid a portion of the borrowings under our senior revolving credit facility from a portion of the net proceeds from our initial public offering in March 2012, which closed on April 2, 2012.

Mezzanine Debt

In August 2010, we entered into a $25.8 million mezzanine loan from a sponsor and three individual stockholders. Our mezzanine debt was repaid in full from the proceeds of our initial public offering, which closed on April 2, 2012.

Other Financing Arrangements

We have a $1.5 million line of credit with a commercial bank to facilitate our cash management program, which is secured by a mortgage on our headquarters. The interest rate is prime plus .25%, with a minimum of 5.00%, and interest is payable monthly. The line of credit matures on January 18, 2015. There are no significant restrictive covenants associated with this line of credit. Our outstanding debt under this line of credit was approximately $1.0 million at June 30, 2012.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of June 30, 2012, we had not taken any tax position that exceeds the amount described above.

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

Unaudited Pro Forma Consolidated Financial Information

The Company closed its initial public offering on April 2, 2012. The unaudited pro forma consolidated statement of income for the six months ended June 30, 2012 presents our consolidated result of operations giving pro forma effect to the initial public offering and the application of the estimated net proceeds therefrom, as if such transactions occurred at January 1, 2012. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on our historical financial information.

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

•	the reduction in the interest rate on our senior revolving credit facility, upon the completion of our initial public offering; and

•	a recalculation of weighted average diluted shares outstanding using a value per share of $15.00 rather than the value estimated in the historical financial statements.

Unaudited Pro Forma Consolidated Statements of Income

For the Six months ended June 30, 2012

($ in Thousands except per share amounts)

	Actual	Pro Forma Adjustments		Pro Forma
Revenue
Interest and fee income	$55,244	$—		$55,244
Insurance income	4,995	—		4,995
Other income	3,317	—		3,317

Total revenue	63,556	—		63,556

Expenses
Provision for loan losses	11,535	—		11,535
General and administrative expenses
Personnel	16,226	140	(1)	16,366
Occupancy	3,980	—		3,980
Advertising	1,225	—		1,225
Other	4,620	—		4,620
Consulting and advisory fees	1,451	(1,451	)(2)	—
Interest expense
Senior revolving credit facility and other debt	4,851	(247	)(3)	4,604
Mezzanine debt-related parties	1,030	(1,030	)(4)	—

Total interest expense	5,881	(1,277)		4,604

Total expenses	44,918	(2,588)		42,330

Income before income taxes	18,638	2,588		21,226
Income taxes	6,896	942	(5)	7,838

Net income	$11,742	$1,646		$13,388

Net income per common share
Basic	$1.08			$1.07

Diluted	$1.05			$1.05

Weighted average shares outstanding:
Basic	10,894,419			12,486,727

Diluted	11,175,792			12,768,100

(1)	Represents additional compensation expense associated with the grant of options upon consummation of the initial public offering.
(2)	Represents a termination fee of $1,125 combined with the $326 we paid our former majority stockholders and sponsors for the three months ended June 30, 2012. The agreements with the former majority stockholders and sponsors terminated with the completion of the initial public offering.
(3)	Reflects reduction in interest expense as a result of payment of $13,229 in aggregate principal amount of our senior revolving credit facility, offset in part by an unused line fee of 0.50%. Also reflects a reduction in the interest rate under our senior revolving credit facility from one month LIBOR (with a LIBOR floor of 1.00%) plus 3.25% to one month LIBOR (with a LIBOR floor of 1.00%) plus 3.00%.
(4)	Reflects reduction in interest expense as a result of the repayment of the $25,814 in aggregate principal amount of our mezzanine debt, which accrues interest at a rate of 15.25% per annum.
(5)	Reflects an increase in income taxes as a result of the increase in income before taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our financial statements. Finance receivables are originated either at prevailing market rates or at statutory limits. Our loan portfolio turns approximately 1.2 times per year from cash payments and renewal of loans. As our automobile purchase loans and furniture and appliance purchase loans have longer maturities and typically are not refinanced prior to maturity, the turn of the loan portfolio may decrease as these loans increase as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At June 30, 2012, our outstanding debt under our senior revolving credit facility was $212.7 million and interest on borrowings under this facility was approximately 4.4% for the six months ended June 30, 2012, including amortization of debt issuance costs, unused line fee, and adjustments to fair value of the Company’s interest rate cap. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at June 30, 2012, this increase in LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $532,000 of increased interest expense on an annual basis. We entered into an amended and restated senior revolving credit facility in January 2012, which was subsequently amended on July 31, 2012.

We have entered into interest rate caps to manage interest rate risk associated with $150.0 million of our LIBOR-based borrowings. The interest rate caps are based on the three-month LIBOR contract and reimburse us for the difference when three-month LIBOR exceeds six percent and have a maturity of March 4, 2014. The carrying value of the interest rate caps are adjusted to fair value. For the three months ended June 30, 2012 and 2011, we recorded an unfavorable fair value adjustment of $6,000 and $17,000, respectively, as an increase in interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings and related actions that have arisen in the ordinary course of our business that have not been fully adjudicated. Our management does not believe that these routine matters, when ultimately concluded and determined, will have a material adverse effect on our financial condition, liquidity, or results of operations.

ITEM 1A. RISK FACTORS

The following risk factors supplement those disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was filed with the Securities and Exchange Commission on May 10, 2012. You should carefully consider the risks described below, together with the other information set forth in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the period ended March 31, 2012 (which was filed with the Securities and Exchange Commission on May 10, 2012), and in our final prospectus dated March 27, 2012 (which was filed with the Securities and Exchange Commission on March 29, 2012), which could materially affect our business, financial condition, and future results. The risks described below and in our other filings with the Securities and Exchange Commission are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

The following discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the risks set forth in this Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

The following risk factors supplement those disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was filed with the Securities and Exchange Commission on May 10, 2012.

Risks Related to Our Business

Security breaches, cyber attacks, or fraudulent activity could result in damage to our operations or lead to reputational damage.

A security breach or cyber attack of our computer systems could interrupt or damage our operations or harm our reputation. Despite the implementation of security measures, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems. If we were to experience a security breach or cyber attack, we could be required to incur substantial costs and liabilities, including, among other things, the following:

•	expenses to rectify the consequences of the security breach or cyber attack,

•	liability for stolen assets or information,

•	costs of repairing damage to our systems,

•	lost revenue and income resulting from any system downtime caused by such breach or attack,

•	increased costs of cyber security protection,

•	costs of incentives we may be required to offer to our customers or business partners to retain their business, and

•	damage to our reputation causing customers and investors to lose confidence in our company.

In addition, any compromise of security or a cyber attack could deter consumers from entering into transactions that require them to provide confidential information to us. Further, if confidential customer information or information belonging to our business partners is misappropriated from our computer systems, we could be sued by those who assert that we did not take adequate precautions to safeguard our systems and confidential data belonging to our customers or business partners, which could subject us to liability and result in significant legal fees and expenses of defending these claims. As a result, any compromise of security of our computer systems or cyber attack could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Risks Related to the Ownership of Our Common Stock

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements (including the omission of a compensation discussion and analysis), and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result of these exemptions, our stockholders may not have access to certain information that they may deem important.

We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: August 13, 2012	By:	/s/ Robert D. Barry
Robert D. Barry, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32*	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of Income for the quarter and six months ended June 30, 2012 and June 30, 2011; (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and (iv) the Notes to the Condensed Consolidated Financial Statements**	—	—	—	—	—

*	Furnished herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.