Form 10-Q
period 2012-09-30
Regional Management Corp.
filed 2012-11-14
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, the registrant had outstanding 12,486,727 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

($ in Thousands except per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash	$4,360	$4,849
Gross finance receivables	483,847	387,494
Less unearned finance charges, insurance premiums, and commissions	(86,927)	(80,900)

Finance receivables	396,920	306,594
Allowance for loan losses	(22,132)	(19,300)

Net finance receivables	374,788	287,294
Premises and equipment, net of accumulated depreciation	5,116	4,446
Deferred tax asset, net	—	15
Repossessed assets at net realizable value	714	409
Other assets	9,314	7,137

Total assets	$394,292	$304,150

Liabilities and Stockholders’ Equity
Liabilities:
Cash overdraft	$—	$1
Deferred tax liability, net	5,469	—
Accounts payable and accrued expenses	5,417	7,447
Senior revolving credit facility	258,308	206,009
Mezzanine debt-related parties	—	25,814
Other notes payable	1,404	—

Total liabilities	270,598	239,271
Temporary equity	—	12,000

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.10 par value, 1,000,000,000 shares authorized, 12,486,727 shares issued and outstanding at September 30, 2012; 25,000,000 shares authorized, 9,336,727 shares issued and outstanding at December 31, 2011	1,249	934
Additional paid-in-capital	79,921	28,150
Retained earnings	42,524	23,795

Total stockholders’ equity	123,694	52,879

Total liabilities and stockholders’ equity	$394,292	$304,150

See accompanying notes to consolidated financial statements (unaudited).

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

For the Three and Nine months ended September 30, 2012 and 2011

(Unaudited)

($ in Thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Interest and fee income	$31,089	$23,406	$86,333	$65,945
Insurance income, net	2,689	2,139	7,684	6,266
Other income	1,712	1,176	5,029	3,580

Total revenue	35,490	26,721	99,046	75,791

Expenses
Provision for loan losses	7,384	4,569	18,918	11,894
General and administrative expenses
Personnel	8,539	6,565	24,766	19,381
Occupancy	2,301	1,710	6,281	4,771
Advertising	632	406	1,857	1,699
Other	2,832	1,587	7,451	4,799
Consulting and advisory fees	—	177	1,451	795
Interest expense
Senior revolving credit facility and other notes payable	2,705	2,313	7,557	6,027
Mezzanine debt-related parties	—	1,016	1,030	3,019

Total interest expense	2,705	3,329	8,587	9,046

Total expenses	24,393	18,343	69,311	52,385

Income before income taxes	11,097	8,378	29,735	23,406
Income taxes	4,109	3,193	11,005	8,566

Net income	$6,988	$5,185	$18,730	$14,840

Net income per common share:
Basic	$0.56	$0.56	$1.64	$1.59

Diluted	$0.55	$0.54	$1.60	$1.55

Weighted average common shares outstanding:
Basic	12,486,727	9,336,727	11,429,063	9,336,727

Diluted	12,774,488	9,548,147	11,712,565	9,574,651

See accompanying notes to consolidated financial statements (unaudited).

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine months ended September 30, 2012 and 2011

(Unaudited)

($ in Thousands)

	2012	2011
Cash Flows From Operating Activities
Net income	$18,730	$14,840
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,918	11,894
Depreciation and amortization	1,881	987
Amortization of stock compensation expense	305	157
Fair value adjustment on interest rate caps	26	236
Deferred income taxes	5,485	1,154
Changes in operating assets and liabilities:
Increase in other assets	(3,296)	(2,624)
Increase in other liabilities	(2,032)	(461)

Net cash provided by operating activities	40,017	26,183

Cash flows from investing activities:
Net origination of finance receivables	(78,447)	(47,594)
Purchase of the assets of two consumer loan companies, net of cash	(27,967)	—
Purchase of property and equipment	(1,761)	(1,969)
Increase in restricted cash	—	(450)

Net cash (used in) investing activities	(108,175)	(50,013)

Cash flows from financing activities:
Decrease in cash overdraft	(1)	(332)
Issuance (payments) of other notes payable, net	1,404	(466)
Net proceeds from issuance of common stock	39,781	—
Net advances on senior revolving credit facility	52,299	26,572
Repayment of mezzanine debt	(25,814)	—

Net cash provided by financing activities	67,669	25,774

Net change in cash	(489)	1,944
Cash:
Beginning	4,849	856
Ending	$4,360	$2,800

Supplemental Disclosure of Cash Flow Information
Cash payments for interest
Paid to third parties	$7,378	$5,496

Paid to related parties	$1,152	$3,336

Cash payments for income taxes	$8,105	$9,227

See accompanying notes to consolidated financial statements (unaudited).

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

(Dollars in thousands, except per share information)

(Unaudited)

Note 1. Basis of Presentation

Basis of presentation: The consolidated financial statements of Regional Management Corp. (the “Company”) at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited and have been prepared in conformity with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, Interim Reporting. In the opinion of management, the interim financial statements include all adjustments, all of which are normal, recurring adjustments that are necessary for a fair presentation of the financial position at September 30, 2012 and the results of operations and cash flows for the three and nine month periods ended September 30, 2012 and 2011. The results for interim periods are not necessarily indicative of results that may be expected for other interim periods or for the full year.

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

Note 2. Nature of Business and Significant Accounting Policies

Nature of business: The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small installment loans, large installment loans, automobile purchase loans, furniture and appliance purchase loans, related credit insurance, and ancillary products and services. As of September 30, 2012, the Company operates offices in 213 locations in the states of Alabama (42 offices), New Mexico (2 offices), North Carolina (26 offices), Oklahoma (4 offices), South Carolina (69 offices), Tennessee (20 offices), and Texas (50 offices) under the brand names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit, and Sun Finance. In the nine months ended September 30, 2012, the Company opened 24 offices and acquired 23 branches in Alabama, four of which were merged into existing Regional offices.

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

Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, fair value of stock-based compensation, and the valuation of deferred tax assets and liabilities.

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

The factors used to determine whether an account is uncollectible are the age of the account, supervisory review of collection efforts, and other factors such as customers relocating to an area where collection is not practical. As of September 30, 2012, bankrupt accounts that had not been charged-off were approximately $5,326. Such accounts are specifically evaluated for impairment. The Company has elected to evaluate such loans in the aggregate in accordance with FASB ASC Topic 310 as they have common risk characteristics. Of the total $5,326 of bankrupt accounts at September 30, 2012, $448 are more than 180 days contractually delinquent and thus fully reserved. For customers with a confirmed Chapter 13 bankruptcy plan, the Company receives payments through the bankruptcy court. For customers who recently filed for Chapter 13 bankruptcy, the Company generally does not receive any payments until their bankruptcy plan is confirmed by the court. If the customers have made payments to the trustee in advance of plan confirmation, the Company may receive a lump sum payment from the trustee once the plan is confirmed. This lump sum payment represents the Company’s pro-rata share of the amount paid by the customer. If a customer files for bankruptcy under Chapter 7 of the bankruptcy code, the customer’s entire debt is cancelled. In such cases, the Company charges off the account upon receiving notice from the bankruptcy court. If a vehicle secures a Chapter 7 bankruptcy account, the customer has the option of buying the vehicle at fair value or reaffirming the loan and continuing to pay the loan.

The remainder of the 180 or more days past due accounts are those of which operations personnel are of the view that some portion can be collected. At September 30, 2012, there are $1,732 of accounts that are 180 or more days contractually delinquent of which $448 represent the accounts of customers in bankruptcy.

Delinquency: The Company determines past due status using the contractual terms of the loan. This is the credit quality indicator used to evaluate the allowance for loan losses for each class of finance receivables.

Interest rate caps: In 2009, the Company purchased three interest rate caps with notional amounts of $10,000 each. The Company purchased the caps to protect a portion of its senior revolving credit facility from increases in interest rates above the strike rate of the cap. In early 2010, the Company exchanged its $30,000 notional cap for a cap with a notional amount of $128,500, a strike rate of 6.0%, and a maturity of March 2014. There was no cost related to this exchange. In late 2010, the Company purchased an additional cap increasing the total interest rate protection to $150,000 on the same terms as the exchanged cap. At September 30, 2012, the caps are based on the three-month LIBOR contract and reimburse the Company for the difference when three-month LIBOR exceeds six percent. The carrying value of the caps, are adjusted to fair value. For the nine months ended September 30, 2012 and 2011, the Company recorded unfavorable fair value adjustments of $26 and $236, respectively, as increases in interest expense.

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

Debt: The Company refinanced its senior revolving credit facility in January 2012, and further amended the senior revolving credit facility in July 2012, and as a result of the refinancing, the Company believes that the fair value of this variable rate debt approximates its carrying value at September 30, 2012 and December 31, 2011. The Company also refinanced its mezzanine debt in August 2010 and estimated that the fixed interest rate on the mezzanine debt exceeded the estimated market interest rate for similar debt, which resulted in a fair value in excess of the carrying amount at December 31, 2011. The Company also considered its creditworthiness in its determination of fair value. The Company’s mezzanine debt was repaid in full from the proceeds of the Company’s initial public offering, which closed on April 2, 2012.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Unaudited)		(Unaudited)
Assets
Level 1 inputs
Cash	$4,360	$4,360	$4,849	$4,849
Restricted cash	1,338	1,338	1,338	1,338
Level 2 inputs
Interest rate caps	2	2	28	28
Level 3 inputs
Net finance receivables	374,788	374,788	287,294	287,294
Repossessed assets	714	714	409	409
Liabilities
Level 3 inputs
Senior revolving credit facility	258,308	258,308	206,009	206,009
Mezzanine debt-related parties	—	—	25,814	26,428
Other notes payable	1,404	1,404	—	—

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Loan Losses

Finance receivables consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Small installment loans	$158,468	$130,257
Large installment loans	56,888	36,938
Automobile purchase loans	155,344	128,660
Furniture and appliance purchase loans	26,220	10,739

Finance receivables	$396,920	$306,594

The following is a summary of the changes in the allowance for loan losses for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Balance at beginning of period	$20,780	$18,000	$19,300	$18,000
Provision for loan losses	7,384	4,569	18,918	11,894
Finance receivables charged off	(6,275)	(4,254)	(16,726)	(11,870)
Recoveries	243	185	640	476

Balance at end of period	$22,132	$18,500	$22,132	$18,500

The following is a reconciliation of the allowance for loan losses by component for the three months ended September 30, 2012 and 2011.

	Balance July 1, 2012	Provision	Charge- Offs	Recoveries	Balance September 30, 2012	Finance Receivables September 30, 2012	Allowance as Percentage of Loan Balance September 30, 2012
Small installment loans	$9,551	$4,333	$(3,147)	$120	$10,857	$158,468	6.9%
Large installment loans	3,293	717	(863)	76	3,223	56,888	5.7%
Automobile purchase loans	7,451	1,990	(2,096)	45	7,390	155,344	4.8%
Furniture and appliance purchase loans	485	344	(169)	2	662	26,220	2.5%

Total	$20,780	$7,384	$(6,275)	$243	$22,132	$396,920	5.6%

	Balance July 1, 2011	Provision	Charge- Offs	Recoveries	Balance September 30, 2011	Finance Receivables September 30, 2011	Allowance as Percentage of Loan Balance September 30, 2011
Small installment loans	$7,281	$3,608	$(2,540)	$104	$8,453	$116,927	7.2%
Large installment loans	2,615	369	(543)	34	2,475	35,668	6.9%
Automobile purchase loans	7,800	511	(1,133)	44	7,222	123,510	5.8%
Furniture and appliance purchase loans	304	81	(38)	3	350	7,341	4.8%

Total	$18,000	$4,569	$(4,254)	$185	$18,500	$283,446	6.5%

The following is a reconciliation of the allowance for loan losses by component for the nine months ended September 30, 2012 and 2011.

	Balance January 1, 2012	Provision	Charge- Offs	Recoveries	Balance September 30, 2012	Finance Receivables September 30, 2012	Allowance as Percentage of Finance Receivables September 30, 2012
Small installment loans	$8,838	$11,078	$(9,393)	$334	$10,857	$158,468	6.9%
Large installment loans	2,448	2,727	(2,148)	196	3,223	56,888	5.7%
Automobile purchase loans	7,618	4,522	(4,857)	107	7,390	155,344	4.8%
Furniture and appliance purchase loans	396	591	(328)	3	662	26,220	2.5%

Total	$19,300	$18,918	$(16,726)	$640	$22,132	$396,920	5.6%

	Balance January 1, 2011	Provision	Charge- Offs	Recoveries	Balance September 30, 2011	Finance Receivables September 30, 2011	Allowance as Percentage of Finance Receivables September 30, 2011
Small installment loans	$8,974	$6,532	$(7,366)	$313	$8,453	$116,927	7.2%
Large installment loans	2,972	976	(1,540)	67	2,475	35,668	6.9%
Automobile purchase loans	5,909	4,077	(2,856)	92	7,222	123,510	5.8%
Furniture and appliance purchase loans	145	309	(108)	4	350	7,341	4.8%

Total	$18,000	$11,894	$(11,870)	$476	$18,500	$283,446	6.5%

Following is a summary of the finance receivables associated with customers in bankruptcy as of the periods indicated:

	Finance Receivables in Bankruptcy as of September 30, 2012	Finance Receivables in Bankruptcy as of December 31, 2011
	(Unaudited)
Small installment loans	$432	$352
Large installment loans	1,814	586
Automobile purchase loans	2,959	2,160
Furniture and appliance purchase loans	121	32

Total	$5,326	$3,130

The following is an assessment of the credit quality of finance receivables at September 30, 2012 and December 31, 2011. The contractual delinquency of the finance receivable portfolio by component at September 30, 2012 and December 31, 2011 was:

	September 30, 2012 (Unaudited)
	Small Installment Loans		Large Installment Loans		Automobile Purchase Loans		Furniture and Appliance Purchase Loans		Total
	$	%	$	%	$	%	$	%	$	%
Current	$119,575	75.4%	$40,330	70.8%	$108,638	69.9%	$20,788	79.3%	$289,331	73.0%
1 to 29 days delinquent	27,351	17.3%	11,976	21.1%	38,484	24.8%	4,197	16.0%	82,008	20.7%

Delinquent accounts
30 to 59 days	4,536	2.9%	1,853	3.3%	4,831	3.1%	536	2.0%	11,756	2.8%
60 to 89 days	2,718	1.7%	983	1.7%	1,584	1.0%	231	0.9%	5,516	1.4%
Over 90 days	4,288	2.7%	1,746	3.1%	1,807	1.2%	468	1.8%	8,309	2.1%

Total delinquency	$11,542	7.3%	$4,582	8.1%	$8,222	5.3%	$1,235	4.7%	$25,581	6.3%

Total loans	$158,468	100.0%	$56,888	100.0%	$155,344	100.0%	$26,220	100.0%	$396,920	100.0%

Loans in nonaccrual status	$4,288	2.7%	$1,746	3.1%	$1,807	1.2%	$468	1.8%	$8,309	2.1%

The accounts of the acquired Alabama branches were converted to the Company’s loan management system on April 2, 2012. In presenting September 30, 2012, the Company made estimates of the delinquency reported by the acquired company’s loan management system to conform to the methods used by the Company.

	December 31, 2011
	Small Installment Loans		Large Installment Loans		Automobile Purchase Loans		Furniture and Appliance Purchase Loans		Total
	$	%	$	%	$	%	$	%	$	%
Current	$97,240	74.7%	$25,787	69.8%	$91,947	71.5%	$9,101	84.7%	$224,075	73.0%
1 to 29 days delinquent	22,784	17.5%	8,202	22.2%	30,376	23.6%	1,313	12.2%	62,675	20.5%

Delinquent accounts
30 to 59 days	4,084	3.1%	1,484	4.0%	3,962	3.1%	146	1.4%	9,676	3.2%
60 to 89 days	3,002	2.3%	686	1.9%	1,185	0.9%	75	0.7%	4,948	1.6%
90 days and over	3,147	2.4%	779	2.1%	1,190	0.9%	104	1.0%	5,220	1.7%

Total delinquency	$10,233	7.8%	$2,949	8.0%	$6,337	4.9%	$325	3.1%	$19,844	6.5%

Total loans	$130,257	100.0%	$36,938	100.0%	$128,660	100.0%	10,739	100.0%	$306,594	100.0%

Loans in nonaccrual status	$3,147	2.4%	$779	2.1%	$1,190	0.9%	$104	1.0%	$5,220	1.7%

Following is a summary of finance receivables evaluated for impairment at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(Unaudited)
Finance receivables evaluated for impairment
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$1,284	$1,074
Customers in Chapter 13 bankruptcy	5,326	3,130

Total impaired accounts specifically evaluated	$6,610	$4,204
Finance receivables evaluated collectively	390,310	302,390

Finance receivables outstanding	$396,920	$306,594

Accounts in bankruptcy in nonaccrual status	$1,277	$783

Total impaired accounts specifically evaluated	$6,610	$4,204

Amount of the specific reserve for impaired accounts	$3,135	$2,187

Finance receivables evaluated collectively	$390,310	$302,390

Amount of the general component of the reserve	$18,997	$17,113

Note 4. Debt

The Company’s senior revolving credit facility contains restrictive covenants including maintenance of a specified interest coverage ratio, restrictions on distributions, limitations on additional borrowings, debt ratio, maintenance of a minimum allowance for loan losses, and certain other restrictions. At September 30, 2012, the Company was in compliance with all debt covenants. Substantially all the Company’s finance receivables are pledged to the senior revolving credit facility.

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

Note 7. Stock Based Compensation

In connection with the initial public offering, the Company granted 310,000 options to purchase common stock to its directors and certain of its officers. The total compensation cost of the options was $2,811, which will be amortized over the option vesting period of five years. At September 30, 2012, unrecognized stock-based compensation expense to be recognized over future periods approximated $2,530.

Note 8. Earnings Per Share

The following schedule reconciles the computation of weighted average basic and diluted earnings per share for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012 (Unaudited)			Nine months ended September 30, 2012 (Unaudited)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$6,988	12,486,727	$0.56	$18,730	11,429,063	$1.64
Effect of dilutive securities
Options to purchase common stock	—	287,761	—	—	283,502	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$6,988	12,774,488	$0.55	$18,730	11,712,565	$1.60

	Three Months Ended September 30, 2011 (Unaudited)			Nine months ended September 30, 2011 (Unaudited)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$5,185	9,336,727	$0.56	$14,840	9,336,727	$1.59
Effect of dilutive securities
Options to purchase common stock	—	211,420	—	—	237,924	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$5,185	9,548,147	$0.54	$14,840	9,574,651	$1.55

Note 9. Related Party Transactions

The Company is majority owned by two sponsors and its former majority stockholders. Following is a summary of transactions during the three and nine months ended September 30, 2012 and 2011 with the sponsors and the individual owners who retain an interest in the Company.

	Three Months Ended September 30,		Nine months Ended September 30,
	Individual		Individual
	Owners	Sponsors	Owners	Sponsors
2012 (unaudited)
Interest expense on mezzanine debt	$—	$—	$195	$812
Financing fees	—	—	3	12
Consulting and advisory fee expense	—	—	563	888
2011
Interest expense on mezzanine debt	$199	$841	$582	$2,437
Consulting and advisory fee expense	113	65	338	457

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

Note 11. Restricted Assets

RMC Reinsurance, Ltd. is a wholly-owned life insurance subsidiary of the Company. RMC Reinsurance is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. In 2011, the Company increased its letter of credit to $1,388 in favor of the ceding company. The letter of credit is secured by a cash deposit of $1,388. The cash securing the letter of credit at September 30, 2012 and December 31, 2011 are presented as restricted cash in the other asset category in the accompanying balance sheets.

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

In accordance with FASB ASC Topic 805-10, the Company determined that the transaction met the definition of a business combination. Accordingly, the purchase price will be allocated to the fair value of the tangible and intangible assets acquired. The Company has hired a third party to assist in the valuation of acquired assets which is not complete at September 30, 2012. The accompanying financial statements include management’s estimates of the amortization of intangible assets; however, those estimates are subject to change upon completion of the third party’s analysis. As of September 30, 2012, the Company had incurred approximately $62 in costs related to the acquisition.

Note 13. Sale of Common Stock

On April 2, 2012, the Company closed the sale of 3,150,000 shares of its $.10 par value common stock at $15.00 per share, before underwriting discounts and offering expenses. The following table summarizes the changes in Common Stock and Additional Paid in Capital as a result of this transaction:

	$0.10 Par Value Common Shares	Common Stock Amount	Additional Paid in Capital
Balance December 31, 2011	9,336,727	$934	$28,150
Sale of common stock	3,150,000	315	46,935
Underwriting discount and offering expenses	—	—	(7,469)
Reclassification of temporary equity	—	—	12,000
Stock option expense	—	—	305

Balance September 30, 2012	12,486,727	$1,249	$79,921

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the risks set forth in our filings with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q for the period ended March 31, 2012 (which was filed with the Securities and Exchange Commission on May 10, 2012) and for the period ended June 30, 2012 (which was filed with the Securities and Exchange Commission on August 13, 2012). The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 213 locations in the states of South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, and New Mexico as of September 30, 2012. Each of our loan products is secured, structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments and is repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, furniture and appliance retailers, and our consumer website. We operate an integrated branch model in which all loans, regardless of origination channel, are serviced and collected through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Installment Loans – As of September 30, 2012, we had approximately 158,600 small installment loans outstanding, representing $158.5 million in finance receivables.

•	Large Installment Loans – As of September 30, 2012, we had approximately 20,200 large installment loans outstanding, representing $56.9 million in finance receivables.

•	Automobile Purchase Loans – As of September 30, 2012, we had approximately 17,900 automobile purchase loans outstanding, representing $155.3 million in finance receivables.

•	Furniture and Appliance Purchase Loans – As of September 30, 2012, we had approximately 22,700 furniture and appliance purchase loans outstanding, representing $26.2 million in finance receivables.

•	Insurance Products – We offer our customers optional payment protection insurance options relating to many of our loan products.

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

Initial Public Offering

On March 27, 2012, our registration statement on Form S-1 relating to our initial public offering was declared effective by the Securities and Exchange Commission (“SEC”). Our initial public offering closed on April 2, 2012, at which time we sold 3,150,000 shares of our common stock and received cash proceeds of approximately $43.9 million, net of underwriting discounts and commissions. Additionally, we incurred offering costs of $4.2 million related to the initial public offering. We used the proceeds of the offering to pay a portion of our indebtedness. We anticipate incurring significantly lower amounts of interest expense in future periods from the reduction of debt resulting from our initial public offering, as described in “Unaudited Pro Forma Consolidated Financial Information” below.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees from our loan products is largely driven by the number of loans that we originate. Average finance receivables grew 22.2% from $216.0 million in 2010 to $264.0 million in 2011. Average finance receivables grew 34.4% from $254.3 million in the first nine months of 2011 to $341.9 million in the first nine months of 2012. We originated or purchased 55,300, 67,300 and 80,200 new loans during 2010, 2011 and the first nine months of 2012, respectively. We source our loans through our branches and our live check program, as well as through automobile dealerships and furniture and appliance retailers that partner with us. Our loans are made exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened 17, 36, and 43 new branches in 2010, 2011, and the first nine months of 2012, respectively. We opened two AutoCredit Source branches in early 2011 and two additional AutoCredit Source branches in Texas in January 2012. We have grown more rapidly in Tennessee and Alabama than in the other states in which we operate. We opened our first branch in Tennessee in 2007 and our first branch in Alabama in 2009. As of September 30, 2012, we operated 20 branches with a total of $20.4 million in net finance receivables in Tennessee and 42 branches with a total of $38.0 million in net finance receivables in Alabama.

Product Mix. We offer a number of different loan products, including small installment loans, large installment loans, automobile purchase loans and furniture and appliance purchase loans. We charge different interest rates and fees and are exposed to different credit risks with respect to the various types of loans we offer. For example, in recent years, we have sought to increase our product diversification by growing our automobile purchase and furniture and appliance purchase loans, which have lower interest rates and fees than our small and large installment loans but also have longer maturities and lower charge-off rates. Our product mix also varies to some extent by state. For example, small installment loans make up a smaller percentage of our loan portfolio in North Carolina than in the other states in which we operate because the rate structure in North Carolina is more favorable for larger loans. Small installment loans make up a larger percentage of our loan portfolio in Texas than our other loan products because our branches in Texas have historically focused on small installment loans. However, we expect to continue diversifying our product mix in Texas in the future, including opening additional AutoCredit Source branches.

Asset Quality. Our results of operations are highly dependent upon the strength of our asset portfolio. We recorded $17.9 million of provisions for loan losses during 2011 (or 6.8% as a percentage of average finance receivables) and $18.9 million of provisions for loan losses during the first nine months of 2012 (or 7.4% as a percentage of average finance receivables (both annualized)). The quality of our asset portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent portfolio oversight, and respond to changing economic conditions as we grow our loan portfolio.

Allowance for Loan Losses

Beginning January 1, 2010, we have evaluated losses in each of the four categories of loans in establishing the allowance for loan losses. The following table sets forth our allowance for loan losses compared to the related finance receivables as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012		As of December 31, 2011
	Finance Receivables	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance as Percentage of Related Finance Receivables
	(Dollars in thousands)
Small Installment Loans	$158,468	6.9%	$130,257	6.8%
Large installment loans	56,888	5.7%	36,938	6.6%
Automobile purchase loans	155,344	4.8%	128,660	5.9%
Furniture and appliance purchase loans	26,220	2.5%	10,739	3.7%

Total	$396,920	5.6%	$306,594	6.3%

The allowance for loan losses as a percentage of related financial receivables decreased in the nine months ended September 30, 2012, primarily for automobile purchase loans. The performance of our automobile purchase loan portfolio continues to improve and we believe the reduction is appropriate given the recent performance.

Provisions for Loan Losses

In evaluating our allowance for loan losses, we currently separate our portfolio of receivables into four components based on loan type: small installment, large installment, automobile purchase, and furniture and appliance purchase. The allowance for small installment loans is based on the historic loss percentage computed by using the most recent eight months of losses applied to the most recent month-end balance of loans. The allowance for each other loan type is based on the historic loss percentage computed by using the most recent 12 months of losses applied to the most recent month-end balance of loans for each such loan type. We believe that the primary underlying factor driving the provision for loan losses for each of these loan types is the same: general economic conditions in the areas in which we conduct business. In addition, gasoline prices and the market for repossessed automobiles at auction are an additional underlying factor that we believe influences the provision for loan losses for automobile purchase loans and, to a lesser extent, large installment loans. We monitor these factors, the monthly trend of delinquencies and the slow file (which consists of all loans one or more days past due) to identify trends that might require an increased provision, and we modify the provision for loan losses accordingly.

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

Efficiency Ratio. One of our key operating metrics is our efficiency ratio, which is calculated by dividing the sum of general and administrative expenses by total revenue. Our efficiency ratio was 40.7% in the first nine months of 2012, compared to 40.4% in the same period of 2011. We expect the efficiency ratio to improve as we leverage our operating expenses, although the additional personnel and other costs of being a public company will reduce the improvement that we might have otherwise achieved.

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

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on paid out or renewed loans). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums to RMC Reinsurance as earned. As of September 30, 2012, we had pledged a $1.3 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income

Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment (except in North Carolina, which does not permit late charges on direct consumer loans). Other income also includes fees for extending the due date of a loan and returned check charges. Due date extensions are only available to a customer once every thirteen months, are available only to customers who are current on their loans, and must be approved by personnel at our headquarters. Less than 1% of scheduled payments were deferred in 2011 and in the nine months ended September 30, 2012.

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

Our advertising expenses consist primarily of costs associated with our live check direct mail campaigns (including postage and costs associated with selecting recipients), and maintaining our web site, as well as telephone directory advertisements and some local advertising by branches. These costs are expensed as incurred.

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

Interest Expense

Our interest expense consists primarily of interest payable and amortization of debt issuance costs in respect of borrowings under our senior revolving credit facility and our mezzanine debt. Interest expense also includes costs attributable to the interest rate caps we enter into to manage our interest rate risk and unused line fees. Changes in the fair value of the interest rate cap are reflected in interest expense for the senior revolving credit facility and other notes payable. We repaid the mezzanine debt and a portion of the borrowings under our senior revolving credit facility with proceeds from our initial public offering in April 2012. We entered into an amended and restated senior revolving credit facility in January 2012, which was subsequently amended in July 2012. See “Liquidity and Capital Resources.”

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (unaudited):

	Three Months Ended September 30,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue
	(Dollars in Thousands)
Revenue:
Interest and fee income	$31,089	87.6%	$23,406	87.6%
Insurance income, net	2,689	7.6%	2,139	8.0%
Other income	1,712	4.8%	1,176	4.4%

Total revenue	35,490	100.0%	26,721	100.0%

Expenses:
Provision for loan losses	7,384	20.8%	4,569	17.1%
General and administrative expenses
Personnel	8,539	24.1%	6,565	24.6%
Occupancy	2,301	6.5%	1,710	6.4%
Advertising	632	1.8%	406	1.5%
Other	2,832	8.0%	1,587	5.9%
Consulting and advisory fees	—	—	177	0.7%
Interest expense
Senior revolving credit facility and other notes payable	2,705	7.6%	2,313	8.7%
Mezzanine debt-related parties	—	—	1,016	3.8%

Total interest expense	2,705	7.6%	3,329	12.5%

Total expenses	24,393	68.7%	18,343	68.6%

Income before taxes	11,097	31.3%	8,378	31.4%
Income taxes	4,109	11.6%	3,193	11.9%

Net income	$6,988	19.7%	$5,185	19.4%

	Nine months ended September 30,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue
	(Dollars in Thousands)
Revenue:
Interest and fee income	$86,333	87.2%	$65,945	87.0%
Insurance income, net	7,684	7.8%	6,266	8.3%
Other income	5,029	5.1%	3,580	4.7%

Total revenue	99,046	100.0%	75,791	100.0%

Expenses:
Provision for loan losses	18,918	19.1%	11,894	15.7%
General and administrative expenses
Personnel	24,766	25.0%	19,381	25.6%
Occupancy	6,281	6.3%	4,771	6.3%
Advertising	1,857	1.9%	1,699	2.2%
Other	7,451	7.5%	4,799	6.3%
Consulting and advisory fees	1,451	1.5%	795	1.0%
Interest expense
Senior revolving credit facility and other notes payable	7,557	7.6%	6,027	8.0%
Mezzanine debt-related parties	1,030	1.0%	3,019	4.0%

Total interest expense	8,587	8.7%	9,046	11.9%

Total expenses	69,311	70.0%	52,385	69.1%

Income before taxes	29,735	30.0%	23,406	30.9%
Income taxes	11,005	11.1%	8,566	11.3%

Net income	$18,730	18.9%	$14,840	19.6%

The following tables sets forth certain information derived from the Company’s consolidated financial statements and other operating data and ratios, for the periods indicated (unaudited):

Regional Management Corp.

Selected Financial Data

As of and for the Three Months and Nine months ended September 30, 2012 and 2011

(Unaudited)

(Dollars in thousands)

	Components of Increase in Interest Income Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$3,916	$(296)	$3,620
Large installment loans	1,587	51	1,638
Automobile purchase loans	1,711	(276)	1,435
Furniture and appliance purchase loans	817	173	990

Total increase in interest income	$8,031	$(348)	$7,683

	Three Months Ended September 30,
Loans Originated (1)	2012	2011
Small installment loans	$135,840	$90,444
Large installment loans	23,604	15,985
Automobile purchase loans	34,036	29,773
Furniture and appliance purchase loans	9,788	4,563

Total finance receivables	$203,268	$140,765

	Three Months Ended September 30,
	2012		2011
	Amount	Percentage of Average Finance Receivables (Annualized)	Amount	Percentage of Average Finance Receivables (Annualized)
Net charge-offs as a percentage of average finance receivables	$6,032	6.5%	$4,069	6.0%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for loan losses	$7,384	20.8%	$4,569	17.1%
General and administrative expenses	$14,304	40.3%	$10,268	38.4%

	Amount	Growth Rate	Amount	Growth Rate
Same store finance receivables at period-end/Growth rate	$348,662	27.2%	$258,527	15.4%
Same store revenue growth rate		18.3%		14.6%

	Components of Increase in Interest Income Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$7,096	$(154)	$6,942
Large installment loans	5,054	966	6,020
Automobile purchase loans	5,541	(157)	5,384
Furniture and appliance purchase loans	1,858	184	2,042

Total increase in interest income	$19,549	$839	$20,388

	Nine Months Ended September 30,
Loans Originated (1)	2012	2011
Small installment loans	$291,576	$222,340
Large installment loans	59,289	41,547
Automobile purchase loans	96,834	93,375
Furniture and appliance purchase loans	26,692	9,129

Total finance receivables	$474,391	$366,391

	Nine months ended September 30,
	2012		2011
	Amount	Percentage of Average Finance Receivables (Annualized)	Amount	Percentage of Average Finance Receivables (Annualized)
Net charge-offs as a percentage of average finance receivables	$16,086	6.3%	$11,394	6.0%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for loan losses	$18,918	19.1%	$11,894	15.7%
General and administrative expenses	$40,355	40.7%	$30,650	40.4%

	Amount	Growth Rate	Amount	Growth Rate
Same store finance receivables at period-end/Growth rate	$348,662	27.2%	$258,527	15.4%
Same store revenue growth rate		15.5%		14.5%

	As of September 30,
Finance Receivables	2012	2011
Small installment loans	$158,468	$116,927
Large installment loans	56,888	35,668
Automobile purchase loans	155,344	123,510
Furniture and appliance purchase loans	26,220	7,341

Total finance receivables	$396,920	$283,446

	As of September 30,
	2012		2011
	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables
Allowance for loan losses	$22,132	5.6%	$18,500	6.5%
Over 90 days contractually delinquent	$8,309	2.1%	$5,937	2.1%
Over 180 days contractually delinquent	$1,732	0.4%	$1,010	0.4%
Number of branches at period end	213		167

(1)	Represents gross balance of loan originations, including unearned finance charges
(2)	Includes the 19 branches retained following the acquisition of the assets of two consumer loan companies in the state of Alabama

Comparison of September 30, 2012, Versus

September 30, 2011

The following is a discussion of the changes by product type:

•

Small Installment Loans – Small installment loans (loans with an original principal balance of $2,500 or less) outstanding increased by $41.5 million, or 35.5%, to $158.5 million at September 30, 2012, from $116.9 million at September 30, 2011. The growth in receivables at the new branches opened in 2012 contributed to the growth in overall small installment loans outstanding.

•

Large Installment Loans – Large installment loans outstanding increased by $21.2 million, or 59.5%, to $56.9 million at September 30, 2012, from $35.7 million at September 30, 2011. The increase is primarily due to the acquisition of assets from two consumer loan companies in the state of Alabama.

•

Automobile Purchase Loans – Automobile purchase loans outstanding increased by $31.8 million, or 25.8%, to $155.3 million at September 30, 2012, from $123.5 million at September 30, 2011. The increase in automobile purchase loans outstanding was principally due to our increased emphasis on such loans, including our new initiatives relating to indirect lending and our AutoCredit Source branches.

•

Furniture and Appliance Purchase Loans – Furniture and appliance purchase loans outstanding increased $18.9 million, or 258.9%, to $26.2 million at September 30, 2012, from $7.3 million at September 30, 2011. The increase in furniture and appliance purchase loans outstanding resulted from the additional relationships we established with new furniture and appliance retailers, as well as an expansion of volume through our existing relationships.

Comparison of Three Months Ended September 30, 2012, Versus

Three Months Ended September 30, 2011

Income and Revenue

Net income increased to $7.0 million for the three months ended September 30, 2012, or 34.8%, from the three month period ended September 30, 2011. Operating income (revenue less provision for loan losses and general and administrative expenses) increased approximately $1.9 million, or 16.1%, over the same period in 2011.

Total revenues increased to $35.5 million during the quarter ended September 30, 2012, a 32.8% increase over the $26.7 million of total revenues for the corresponding quarter in 2011. The increase is attributable to the opening of seven additional branches and the acquisition of 19 net new branches in Alabama in the three months ended September 30, 2012, compared to the same period of 2011.

Interest and Fee Income

Interest and fee income increased $7.7 million, or 32.8%, to $31.1 million in the three months ended September 30, 2012, from $23.4 million in the three month period ended September 30, 2011. The increase in interest and fee income was due primarily to a 37.5% increase in average finance receivables during the period, offset by a decrease in the average yield on loans from 34.5% to 33.4%. The following table sets forth the portions of the increase in interest and fee income attributable to changes in the finance receivables balance and average yield for each of our products for the three months ended September 30, 2012, compared to the three months ended September 30, 2011 (dollars in thousands):

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$3,916	$(296)	$3,620
Large installment loans	1,587	51	1,638
Automobile purchase loans	1,711	(276)	1,435
Furniture and appliance purchase loans	817	173	990

Total	$8,031	$(348)	$7,683

Insurance Income

Insurance income increased $550,000, or 25.7%, to $2.7 million in the three months ended September 30, 2012 from $2.1 million in the same period of 2011. However, insurance income as a percentage of average finance receivables decreased from 3.2% to 2.9% (annualized). The decline is primarily attributable to the increase in indirect automobile purchase and furniture and appliance purchase loans where we do not have the opportunity to discuss our insurance offerings with the customer.

Other Income

Other income increased $536,000, or 45.6%, to $1.7 million in the three months ended September 30, 2012 from $1.2 million in the same period of 2011. The largest component of other income is late charges, which increased $220,000, or 27.1%, to $1.0 million in the three months ended September 30, 2012 from $813,000 in the same period of 2011. In addition, income from Guaranteed Auto Protection (“GAP”) and collateral protection insurance increased by $57,000.

Provision for Loan Losses

Our provision for loan losses increased $2.8 million, or 61.6%, to $7.4 million in the three months ended September 30, 2012 from $4.6 million in the comparable period of 2011. The increase in the provision was made in recognition of growth in the loan portfolio. Net loans charged-off were 6.5% and 6.0% (annualized) of average finance receivables for the three months ended September 30, 2012 and 2011 respectively.

General and Administrative Expenses

Our general and administrative expenses, comprising expenses for personnel, occupancy, advertising, and other expenses, increased $4.0 million, or 39.3%, to $14.3 million during the three months ended September 30, 2012 from $10.3 million in the comparable period of 2011. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 40.3% in the three months ended September 30, 2012 from 38.4% in the three months ended September 30, 2011.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $2.0 million, or 30.1%, to $8.5 million in the three months ended September 30, 2012 from $6.6 million for the same period of 2011. This increase is primarily attributable to the number of new branches opened. At September 30, 2011, we had 167 branches; whereas, at September 30, 2012 we had 213 branches. However, personnel costs as a percentage of average finance receivables declined to 9.2% for the three months ended September 30, 2012 from 9.7% in the comparable 2011 period (both percentages annualized).

Occupancy. Occupancy expenses increased $591,000, or 34.6%, to $2.3 million in the three months ended September 30, 2012 from $1.7 million in the same period of 2011. The increase in occupancy expenses is the result of 46 additional branches at September 30, 2012, compared to September 30, 2011. Additionally, we frequently experience increases in rent as we renew existing leases.

Advertising. Advertising expenses increased $226,000, or 55.7%, to $632,000 in the three months ended September 30, 2012 from $406,000 in the same period of 2011. The increase in advertising expenses was due primarily to a change in the timing of a live check campaign.

Other Expenses. Other expenses increased $1.2 million, or 78.4%, to $2.8 million in the three months ended September 30, 2012 from $1.6 million in the same period of 2011. The increase in other expenses was due primarily to the costs associated with the acquisition of the assets of two consumer loan companies in the state of Alabama and the growth in new branches.

Interest Expense

Interest expense on the senior revolving credit facility and other debt decreased $624,000, or 18.7%, to $2.7 million in the three months ended September 30, 2012 from $3.3 million in the same period of 2011. The average cost of our senior revolving credit facility decreased by 17 basis points from 4.73% for the three months ended September 30, 2011 to 4.56% for the three months ended September 30, 2012. The primary difference was the mix between our LIBOR-based portion of the loan and the prime interest rate portion of the loan and the reduction in the unused line fee as the amount outstanding increased.

Consulting and Advisory Fees

These fee agreements terminated with the closing of the initial public offering on April 2, 2012.

Income Taxes

Income taxes increased $916,000, or 28.7%, to $4.1 million in the three months ended September 30, 2012 from $3.2 million compared to the same period in 2011. Although the tax rate decreased from 38.1% to 37.0%, the increase in income taxes was primarily due to an increase in our net income before taxes.

Comparison of Nine Months Ended September 30, 2012, Versus

Nine Months Ended September 30, 2011

Income and Revenue

Net income increased to $18.7 million for the nine months ended September 30, 2012, or 26.2%, from the nine month period ended September 30, 2011. Operating income (revenue less provision for loan losses and general and administrative expenses) increased approximately $6.5 million, or 19.6%, over the same period in 2011.

Total revenues increased to $99.0 million during the nine months ended September 30, 2012, a 30.7% increase over the $75.8 million of total revenues for the corresponding period in 2011. The increase is attributable to the opening of 24 additional branches and the acquisition of 19 net new branches in Alabama in the nine months ended September 30, 2012.

Interest and Fee Income

Interest and fee income increased $20.4 million, or 30.9%, to $86.3 million in the first nine months of 2012, from $65.9 million in the first nine months of 2011. The increase in interest and fee income was due primarily to a 34.4% increase in average finance receivables during the period, offset by a decrease in the average yield on loans from 34.6% to 33.7%. The following table sets forth the portions of the increase in interest and fee income attributable to changes in the finance receivables balance and average yield for each of our products for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 (dollars in thousands):

	Nine months ended September 30, 2012 Compared to Nine months Ended September 30, 2011 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$7,096	$(154)	$6,942
Large installment loans	5,054	966	6,020
Automobile purchase loans	5,541	(157)	5,384
Furniture and appliance purchase loans	1,858	184	2,042

Total	$19,549	$839	$20,388

Insurance Income

Insurance income increased $1.4 million, or 22.6%, to $7.7 million in the nine months ended September 30, 2012 from $6.3 million in the same period of 2011. Insurance income as a percentage of average finance receivables declined from 3.3% to 3.0% (annualized). The decline is primarily attributable to the increase in indirect automobile purchase and furniture and appliance purchase loans where we do not have the opportunity to discuss our insurance offerings with the customer. Additionally, during the first quarter of the year, we experience reductions in our small loans as customers use income tax refunds to repay their loans, reducing insurance revenue, if applicable.

Other Income

Other income increased $1.4 million, or 40.5%, to $5.0 million in the nine months ended September 30, 2012 from $3.6 million in the same period of 2011. The largest component of other income is late charges, which increased $702,000, or 30.2%, to $3.0 million in the nine months ended September 30, 2012 from $2.3 million in the same period of 2011. In addition, income from Guaranteed Auto Protection (“GAP”) and collateral protection insurance increased by $378,000.

Provision for Loan Losses

Our provision for loan losses increased $7.0 million, or 59.1%, to $18.9 million in the nine months ended September 30, 2012 from $11.9 million in the comparable period of 2011. The increase in the provision was made in recognition of growth in the loan portfolio. Net loans charged-off were 6.3% and 6.0% (annualized) of average finance receivables for the nine months ended September 30, 2012 and 2011 respectively.

General and Administrative Expenses

Our general and administrative expenses, comprising expenses for personnel, occupancy, advertising, and other expenses, increased $9.7 million, or 31.7%, to $40.4 million during the nine months ended September 30, 2012 from $30.7 million in the comparable period of 2011. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 40.7% in the first nine months of 2012 from 40.4% in the first nine months of 2011.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $5.4 million, or 27.8%, to $24.8 million in the nine months ended September 30, 2012 from $19.4 million in for the same period of 2011. This increase is primarily attributable to the number of new branches opened. At September 30, 2011 we had 167 branches; whereas, at September 30, 2012 we had 213 branches. Personnel costs as a percentage of average finance receivables were 9.7% and 10.2% for the nine months of 2012 and 2011, respectively (both percentages annualized).

Occupancy. Occupancy expenses increased $1.5 million, or 31.6%, to $6.3 million in the first nine months ended September 30, 2012 from $4.8 million in the same period of 2011. The increase in occupancy expenses is the result of 46 additional branches at September 30, 2012, compared to September 30, 2011. Additionally, we frequently experience increases in rent as we renew existing leases.

Advertising. Advertising expenses increased $158,000, or 9.3%, to $1.9 million in the nine months ended September 30, 2012 from $1.7 million in the same period of 2011. The increase in advertising expenses was due primarily to a change in the timing of a live check campaign.

Other Expenses. Other expenses increased $2.7 million, or 55.3%, to $7.5 million in the nine months ended September 30, 2012 from $4.8 million in the same period of 2011. The increase in other expenses was due primarily to the costs associated with the acquisition of the assets of two consumer loan companies in the state of Alabama and the growth in new branches.

Interest Expense

Interest expense on the senior revolving credit facility and other debt decreased $459,000, or 5.1%, to $8.6 million in the nine months ended September 30, 2012 from $9.0 million in the same period of 2011. The average cost of our senior revolving credit facility decreased by 15 basis points from 4.80% for the nine months ended September 30, 2011 to 4.65% for the nine months ended September 30, 2012. The primary difference was the mix between our LIBOR-based portion of the loan and the prime interest rate portion of the loan and offset by the reduction in the unused line fee as the amount outstanding increased.

Consulting and Advisory Fees

The consulting and advisory fees paid to related parties increased $656,000 to $1.5 million in the nine months ended September 30, 2012 from $795,000 in the same period of 2011. The increase in advisory and consulting fees is attributable to the termination fees payable to the sponsors and former majority stockholders at closing of the initial public offering on April 2, 2012. These fee agreements terminated with the closing of the initial public offering.

Income Taxes

Income taxes increased $2.4 million, or 28.5%, to $11.0 million in the nine months ended September 30, 2012 from $8.6 million compared to the same period in 2011. The increase in income taxes was due to an increase in our net income before taxes combined with an increase in the tax rate from 36.6% to 37.0%.

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

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary RMC Reinsurance is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of September 30, 2012, these reserve requirements totaled $1.3 million. Additionally, we had a reserve for life insurance claims on our balance sheet of $200,000, as determined by the third party, unrelated ceding company.

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to expanding and maintaining our branch locations.

Cash Flow

Operating Activities

Net cash provided by operating activities increased by $13.8 million, or 52.8%, to $40.0 million in the first nine months of 2012 from $26.2 million in the first nine months of 2011. The increase was primarily due to a $1.1 million decrease in cash paid for taxes, a $7.0 million increase in provision for loan losses, and an increase in deferred taxes of $4.3 million.

Investing Activities

Investing activities consist of finance receivables originated and purchased, net change in restricted cash, purchase of furniture and equipment for new and existing branches and the purchase of interest rate caps.

Net cash used in investing activities for the first nine months of 2012 was $108.2 million compared to $50.0 million in the same period of 2011, a net increase of $58.2 million. The increase is due primarily to a $28.0 million purchase of the assets of two consumer loan companies, and a successful live check campaign which contributed to the increase in net originations of finance receivables.

Financing Activities

Financing activities consist of borrowings and payments on our outstanding indebtedness and the net change in our cash overdraft.

During the nine months ended September 30, 2011, net cash provided by financing activities was $25.8 million. During the first nine months of 2012, net cash provided by financing activities was $67.7 million, resulting in a net increase in net cash provided by financing activities of $41.9 million. The increase in net cash provided by financing activities was primarily a result of net proceeds from the initial public offering.

On April 2, 2012, we repaid the mezzanine debt and a portion of the borrowings under our senior revolving credit facility with proceeds from our initial public offering.

Financing Arrangements

Senior Revolving Credit Facility

We entered into an amended and restated senior revolving credit facility with a syndicate of banks in January 2012, which was subsequently amended on July 31, 2012. The amended and restated senior revolving credit facility provides for up to $325.0 million in availability, with a borrowing base of 85% of eligible finance receivables, and matures in July 2015. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one month and six months, with a LIBOR floor of 1.00%, plus an applicable margin based on our leverage ratio. Alternatively, we may pay interest at a rate based on the prime rate plus an applicable margin (which would have been 2.0% as of September 30, 2012). We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the line exceeds $275 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions and limitations on other indebtedness, maintenance of a minimum allowance for loan losses and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $258.3 million at September 30, 2012. At September 30, 2012, we were in compliance with our debt covenants.

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

Other Financing Arrangements

We have a $1.5 million line of credit with a commercial bank to facilitate our cash management program, which is secured by a mortgage on our headquarters. The interest rate is prime plus 0.25%, with a minimum of 5.00%, and interest is payable monthly. The line of credit matures on January 18, 2015. There are no significant restrictive covenants associated with this line of credit. Our outstanding debt under this line of credit was approximately $1.4 million at September 30, 2012.

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

In making an evaluation about the portfolio, we consider the trend of contractual delinquencies and the slow file. The slow file consists of all loans that are one or more days past due. We use the number of accounts in the slow file, rather than the dollar amount, to prevent masking delinquencies of smaller loans compared to larger loans. We evaluate delinquencies and the slow file by each state and by supervision district within states to identify trends requiring investigation. Historically, loss rates have been affected by several factors, including the unemployment rates in the areas in which we operate, the number of customers filing for bankruptcy protection, and the prices paid for vehicles at automobile auctions. Management considers each of these factors in establishing the allowance for loan losses.

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

We fully reserve for all loans at the date that the loan is contractually delinquent 180 days. We initiate repossession proceedings on certain loans when an account is seriously delinquent, we have exhausted other means of collection and, in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed vehicles through public sales conducted by independent automobile auction organizations, after the required post-possession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for loan losses.

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

Stock-Based Compensation

We have a stock option plan for certain members of management. We did not grant any options in 2009, 2010, or 2011. Upon closing of the initial public offering in 2012, we granted options to purchase an aggregate of 310,000 shares of our common stock to certain of our officers and directors. We measure compensation cost for stock-based awards made under this plan at estimated fair value and recognize compensation expense over the service period for awards expected to vest. All grants are made at 100% of fair value at the date of the grant.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of September 30, 2012, we had not taken any tax position that exceeds the amount described above.

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

Unaudited Pro Forma Consolidated Financial Information

The Company closed its initial public offering on April 2, 2012. The unaudited pro forma consolidated statement of income for the nine months ended September 30, 2012 presents our consolidated result of operations giving pro forma effect to the initial public offering and the application of the estimated net proceeds therefrom, as if such transactions occurred at January 1, 2012. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on our historical financial information.

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

The pro forma adjustments give effect to:

•

The application of the proceeds from our initial public offering, as described under “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” in the Quarterly Report on Form 10-Q for the period ended March 31, 2012 (which was filed with the SEC on May 10, 2012), including:

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

•	the reduction in the interest rate on our senior revolving credit facility, upon the completion of our initial public offering; and

•	a recalculation of weighted average diluted shares outstanding using a value per share of $15.00 rather than the value estimated in the historical financial statements.

Unaudited Pro Forma Consolidated Statements of Income

For the Nine months ended September 30, 2012

($ in Thousands except per share amounts)

	Actual	Pro Forma Adjustments		Pro Forma
Revenue
Interest and fee income	$86,333	$—		$86,333
Insurance income	7,684	—		7,684
Other income	5,029	—		5,029

Total revenue	99,046	—		99,046

Expenses
Provision for loan losses	18,918	—		18,918
General and administrative expenses
Personnel	24,766	140	(1)	24,906
Occupancy	6,281	—		6,281
Advertising	1,857	—		1,857
Other	7,451	—		7,451
Consulting and advisory fees	1,451	(1,451	)(2)	—
Interest expense
Senior revolving credit facility and other debt	7,557	(247	)(3)	7,310
Mezzanine debt-related parties	1,030	(1,030	)(4)	—

Total interest expense	8,587	(1,277)		7,310

Total expenses	69,311	(2,588)		66,723

Income before income taxes	29,735	2,588		32,323
Income taxes	11,005	942	(5)	11,947

Net income	$18,730	$1,646		$20,376

Net income per common share
Basic	$1.64			$1.63

Diluted	$1.60			$1.60

Weighted average shares outstanding:
Basic	11,429,063			12,486,727

Diluted	11,712,565			12,770,229

(1)	Represents additional compensation expense associated with the grant of options upon consummation of the initial public offering.
(2)	Represents a termination fee of $1,125 combined with the $326 we paid our former majority stockholders and sponsors for the three months ended March 31, 2012. The agreements with the former majority stockholders and sponsors terminated with the completion of the initial public offering.
(3)	Reflects reduction in interest expense as a result of payment of $13,229 in aggregate principal amount of our senior revolving credit facility, offset in part by an unused line fee of 0.50%. Also reflects a reduction in the interest rate under our senior revolving credit facility from one month LIBOR (with a LIBOR floor of 1.00%) plus 3.25% to one month LIBOR (with a LIBOR floor of 1.00%) plus 3.00%.
(4)	Reflects reduction in interest expense as a result of the repayment of the $25,814 in aggregate principal amount of our mezzanine debt, which accrued interest at a rate of 15.25% per annum.
(5)	Reflects an increase in income taxes as a result of the increase in income before taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our financial statements. Finance receivables are originated either at prevailing market rates or at statutory limits. Our loan portfolio turns approximately 1.2 times per year from cash payments and renewal of loans. As our automobile purchase loans and furniture and appliance purchase loans have longer maturities and typically are not refinanced prior to maturity, the rate of turn of the loan portfolio may decrease as these loans increase as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At September 30, 2012, our outstanding debt under our senior revolving credit facility was $258.3 million and interest on borrowings under this facility was approximately 4.65% for the nine months ended September 30, 2012, including amortization of debt issuance costs, an unused line fee, and adjustments to fair value of the Company’s interest rate cap. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at September 30, 2012, this increase in LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $992,000 of increased interest expense on an annual basis. We entered into an amended and restated senior revolving credit facility in January 2012, which was subsequently amended on July 31, 2012.

We have entered into interest rate caps to manage interest rate risk associated with $150.0 million of our LIBOR-based borrowings. The interest rate caps are based on the three-month LIBOR contract and reimburse us for the difference when three-month LIBOR exceeds six percent and have a maturity of March 4, 2014. The carrying value of the interest rate caps are adjusted to fair value. For the three months ended September 30, 2012 and 2011, we recorded an unfavorable fair value adjustment of $3,000 and $64,000, respectively, as an increase in interest expense. For the nine months ended September 30, 2012 and 2011, we recorded an unfavorable fair value adjustment of $26,000 and $236,000, respectively, as an increase in interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part II, Item 1A., “Risk Factors” in our Quarterly Reports on Form 10-Q for the period ended March 31, 2012 (which was filed with the Securities and Exchange Commission on May 10, 2012) and for the period ended June 30, 2012 (which was filed with the Securities and Exchange Commission on August 13, 2012), which could materially affect our business, financial condition, or future results. The risks described in our Quarterly Reports on Form 10-Q and in our other SEC filings, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

ITEM 5.	OTHER INFORMATION

2013 Annual Meeting

On October 24, 2012, the Board of Directors of the Company approved April 24, 2013, as the date of the Company’s 2013 Annual Meeting of Stockholders (the “2013 Annual Meeting”). Qualified stockholder proposals (including a proposal made pursuant to SEC Rule 14a-8 and any notice on Schedule 14N) to be presented at the 2013 Annual Meeting and in the Company’s proxy statement and form of proxy relating to the 2013 Annual Meeting must be received by the Company at its principal executive offices located at 509 West Butler Road, Greenville, South Carolina, 29607, addressed to our Corporate Secretary, no earlier than December 25, 2012, and no later than January 24, 2013. All stockholder proposals must comply with applicable Delaware law, the rules and regulations promulgated by the Securities and Exchange Commission, and the procedures set forth in the Company’s Amended and Restated Bylaws.

Compensatory Arrangements of Certain Officers

As previously announced, on September 11, 2012, Robert D. Barry advised the Board of Directors of the Company of his intent to retire as Executive Vice President and Chief Financial Officer of the Company. On October 22, 2012, the Company and Mr. Barry entered into a letter agreement (the “Agreement and Release”) pursuant to which Mr. Barry agreed, following the effectiveness of his retirement, to fully release any claim which he may have against the Company and to abide by certain restrictive covenants, including a covenant not to compete with the Company for a period of 18 months. The Agreement and Release became effective on October 30, 2012, upon the expiration of a seven-day revocation period during which Mr. Barry had the right to revoke his acceptance of the Agreement and Release.

In consideration of Mr. Barry’s agreement to the restrictive covenant and release provisions of the Agreement and Release, the Company has agreed to (i) pay Mr. Barry severance in the amount of six months of his current annual base salary of $225,000; (ii) pay Mr. Barry an automobile allowance of $1,150 per month for six months; (iii) pay Mr. Barry his earned performance-based annual cash award for 2012 and a pro-rata bonus for 2013 computed by multiplying the base compensation actually earned by Mr. Barry in 2013 by 82%; (iv) pay Mr. Barry his accrued and unused vacation and personal leave days; (v) pay Mr. Barry’s COBRA premiums for six months; (vi) waive the vesting schedule for 50% of the options granted to Mr. Barry on March 27, 2012, and extend the exercise period associated with such stock options through two years following the effectiveness of Mr. Barry’s retirement; and (vii) pay Mr. Barry’s reasonable costs of relocation and attorney fees in connection with the review of the Agreement and Release. These benefits will be provided to Mr. Barry following the effectiveness of his retirement.

This information is furnished pursuant to the requirements of Item 5.02 of Form 8-K, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: November 14, 2012	By:	/s/ Robert D. Barry
Robert D. Barry, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Extension, Joinder and First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of July 31, 2012, by and among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, and Regional Finance Company of Missouri, LLC, as borrowers.	8-K	001-35477	10.1	August 1, 2012

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011; (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011; and (iv) the Notes to the Condensed Consolidated Financial Statements**	—	—	—	—	—

*	Furnished herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.