Form 10-K
period 2012-12-31
Regional Management Corp.
filed 2013-03-18
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35477

Regional Management Corp.

(Exact name of registrant as specified in its charter)

Delaware	57-0847115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

509 West Butler Road Greenville, South Carolina	29607
(Address of principal executive offices)	(Zip Code)

(864) 422-8011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $80,359,188 based upon the closing sale price as reported on the New York Stock Exchange.

As of March 8, 2013, there were 12,486,727 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of the Company’s stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2012.

REGIONAL MANAGEMENT CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2012

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, certain disclosures contained in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, plans and objectives of management, representations, and contentions, and are not historical facts. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” and similar words, although some forward-looking statements are expressed differently. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events, and performance could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the risks set forth in Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.

PART I

ITEM 1.	BUSINESS.

Overview

Regional Management Corp. (together with its subsidiaries, “Regional,” the “Company,” “we,” “us,” and “our”) was incorporated in South Carolina on March 25, 1987, and converted into a Delaware corporation on August 23, 2011. We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 221 locations with over 245,000 active accounts across South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, and New Mexico as of December 31, 2012. Most of our loan products are secured and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, furniture and appliance retailers, and our consumer website. We operate an integrated branch model in which all loans, regardless of origination channel, are serviced and collected through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•

Small Installment Loans – We offer standardized small installment loans ranging from $300 to $2,500, with terms of up to 36 months, which are secured by non-essential household goods. We originate these loans both through our branches, via our consumer website, by customer referrals, and through mailing live checks to pre-screened individuals who are able to enter into a loan by depositing these checks. As of

December 31, 2012, we had approximately 181,000 small installment loans outstanding representing $190.3 million in finance receivables or an average of approximately $1,000 per loan. In 2012, interest and fee income from small installment loans contributed $65.9 million to our total revenue.

•

Large Installment Loans – We offer large installment loans through our branches ranging from $2,500 to $20,000, with terms of between 18 and 60 months, which are secured by a vehicle in addition to non-essential household goods. As of December 31, 2012, we had approximately 19,000 large installment loans outstanding representing $57.4 million in finance receivables or an average of approximately $3,000 per loan. In 2012, interest and fee income from large installment loans contributed $16.9 million to our total revenue.

•

Automobile Purchase Loans – We offer automobile purchase loans of up to $27,500, generally with terms of between 36 and 72 months, which are secured by the purchased vehicle. Our automobile purchase loans are offered through a network of dealers in our geographic footprint, including over 2,200 independent and approximately 1,200 franchise automobile dealerships as of December 31, 2012. Our automobile purchase loans include both direct loans, which are sourced through a dealership and closed at one of our branches, and indirect loans, which are originated and closed at a dealership in our network without the need for the customer to visit one of our branches. As of December 31, 2012, we had approximately 18,000 automobile purchase loans outstanding representing $159.8 million in finance receivables or an average of approximately $8,900 per loan. In 2012, interest and fee income from automobile purchase loans contributed $32.2 million to our total revenue.

•

Furniture and Appliance Purchase Loans – We offer indirect furniture and appliance purchase loans of up to $7,500, with terms of between six and 48 months, which are secured by the purchased furniture or appliance. These loans are offered through a network of approximately 625 furniture and appliance retailers, including 102 franchise locations of the largest furniture retailer in the United States. Since launching this product in November 2009, our portfolio has grown to approximately 27,000 furniture and appliance purchase loans outstanding representing $30.0 million in finance receivables or an average of approximately $1,100 per loan as of December 31, 2012. In 2012, interest and fee income from furniture and appliance loans contributed $4.2 million to our total revenue.

•

Insurance Products – We offer our customers optional payment protection insurance relating to many of our loan products. In 2012, insurance income, net, was $10.8 million, or 8.0% of our total revenue.

We report operating segments in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280. We have one reportable segment, which is the consumer finance segment. Our other revenue generating activities, including insurance operations, are performed in the existing branch network in conjunction with or as a complement to the lending operations. For financial information regarding the results of our only reportable segment, the consumer finance segment, for each of the last three fiscal years, refer to Item 6, “Selected Financial Data” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our Industry

We operate in the consumer finance industry serving the large and growing population of non-prime and underbanked consumers who have limited access to credit from banks, thrifts, credit card companies, and other traditional lenders. According to the Federal Deposit Insurance Corporation, or FDIC, there were approximately 51 million adults living in underbanked households in the United States in 2011. Furthermore, difficult economic conditions in recent years have resulted in an increase in the number of non-prime consumers in the United States.

While the number of non-prime consumers in the United States has grown, the supply of consumer credit to this demographic has contracted. Following deregulation of the U.S. banking industry in the 1980s, many banks and finance companies that traditionally provided small denomination consumer credit refocused their businesses on larger loans with lower comparative origination costs and lower charge-off rates. Tightened credit requirements imposed by banks, thrifts, credit card companies, and other traditional lenders that began during the recession in 2008 and 2009 have further reduced the supply of consumer credit for the growing number of non-prime and underbanked individuals.

We believe the large and growing number of potential customers in our target market, combined with the decline in available consumer credit, provides an attractive market opportunity for our diversified product offerings—installment lending, automobile purchase lending, and furniture and appliance purchase lending.

Installment Lending. Installment lending to underbanked and other non-prime consumers is one of the most highly fragmented sectors of the consumer finance industry. We believe that installment loans are provided through approximately 8,000 to 10,000 individually-licensed finance company branches in the United States. Providers of installment loans, such as Regional, generally offer loans with longer terms and lower interest rates than other alternatives available to underbanked consumers, such as title, payday, and pawn lenders.

Automobile Purchase Lending. Automobile finance comprises one of the largest consumer finance markets in the United States. The automobile purchase loan sector is generally segmented by the credit characteristics of the borrower. Automobile purchase loans are typically initiated or arranged through automobile dealers nationwide who rely on financing to drive their automobile sales.

Furniture and Appliance Purchase Lending. The furniture and appliance industry represents a large consumer market with limited financing options for non-prime consumers. Most furniture retailers do not provide their own financing, but instead partner with large banks and credit card companies who generally limit their lending activities to prime borrowers. As a result, non-prime customers often do not qualify for financing from these traditional lenders. Continued demand for furniture and appliances, combined with constraints on the availability of credit for non-prime consumers, presents a growth opportunity for furniture and appliance purchase loans.

Our Business Model and Operations

Integrated Branch Model Offers Advantages Over Traditional Lenders. Our branch network, with 221 locations across seven states as of December 31, 2012, serves as the foundation of our multiple channel platform and the primary point of contact with our over 245,000 active accounts. By integrating underwriting, servicing, and collections at the branch level, our employees are able to maintain a relationship with our customers throughout the life of a loan. For loans originated at a branch, underwriting decisions are typically made by our local branch manager. Our branch managers combine our sound, company-wide underwriting standards and flexibility within our guidelines to consider each customer’s unique circumstances. This tailored branch-level underwriting approach allows us to both reject certain marginal loans that would otherwise be approved solely based on a credit report or automated loan approval system, as well as to selectively extend loans to customers with prior credit challenges who might otherwise be denied credit. In addition, all loans, regardless of origination channel, are serviced and collected through our branches, which allows us to maintain frequent, in-person contact with our customers. We believe this frequent-contact, relationship-driven lending model provides greater insight into potential payment difficulties and allows us to more effectively pursue payment solutions, which improves our overall credit performance. Additionally, with approximately 70% of monthly payments made in-person at our branches, we have frequent opportunities to assess the borrowing needs of our customers and offer new loan products as their credit profiles evolve.

Multiple Channel Platform. We offer a diversified range of loan products through our multiple channel platform, which enables us to efficiently reach existing and new customers throughout our markets. We began building our strategically located branch network over 25 years ago and have expanded to 221 branches as of

December 31, 2012. Our automobile purchase loans are offered through a network of dealers in our geographic footprint, including over 2,200 independent and approximately 1,200 franchise auto dealerships as of December 31, 2012. We have recently begun to expand this channel by offering indirect automobile purchase loans, which are closed at the dealership without the need for the customer to visit a branch. In addition, we have relationships with approximately 625 furniture and appliance retailers that offer our furniture and appliance purchase loans in their stores at the point of sale. We have also further developed and refined our direct mail campaigns, including pre-screened live check mailings and mailings of invitations to apply for a loan, which enable us to market our products to hundreds of thousands of customers on a cost-effective basis. Finally, we have developed our consumer website to promote our products and facilitate loan applications. We believe that our multiple channel platform provides us with a competitive advantage by giving us broader access to our existing customers and multiple avenues for attracting new customers, enabling us to grow our finance receivables, revenues, and earnings while we maintain consistent credit performance through our integrated branch model.

Attractive Products for Customers with Limited Access to Credit. Our flexible loan products, ranging from $300 to $27,500 with terms of up to 72 months, are competitively priced, easy to understand, and incorporate features designed to meet the varied financial needs and credit profiles of a broad array of consumers. This product diversity distinguishes us from monoline competitors and provides us with the ability to offer our customers new loan products as their credit profiles evolve, building customer loyalty.

We believe that the rates on our products are significantly more attractive than many other credit options available to our customers, such as payday, pawn, or title loans. We also differentiate ourselves from such alternative financial service providers by reporting our customers’ payment performance to credit bureaus, providing our customers the opportunity to improve their credit score by establishing a responsible payment history with us and ultimately to gain access to a wider range of credit options, including our own. We believe this opportunity for our customers to potentially improve their credit history, combined with our competitive pricing and terms, distinguish us in the consumer finance market and provide us with a competitive advantage.

Demonstrated Organic Growth. We have grown our finance receivables by 127.6% from $192.3 million at December 31, 2008 to $437.6 million at December 31, 2012. Our growth has come both from expanding our branch network and developing new channels and products.

From 2008 to 2012, we grew our year-end branch count from 112 branches to 221 branches, a compound annual growth rate, or CAGR, of 18.5%. We opened or acquired 51 net new branches in 2012. We have also grown our existing branch revenues. Historically, our branches have rapidly increased their outstanding finance receivables during the early years of operations and generally have quickly achieved profitability.

We have also grown by adding new channels and products, which are then serviced at the local branch level. We introduced direct automobile purchase loans in 1998, and we have recently expanded our product offerings to include indirect automobile purchase loans. Indirect automobile purchase loans allow customers to obtain a loan at a dealership without visiting one of our branches. We opened two AutoCredit Source branches in early 2011 and two additional AutoCredit Source branches in 2012, which focus solely on originating, underwriting, and servicing indirect automobile purchase loans. In January 2013, we opened AutoCredit Source branches in Atlanta, Georgia and Austin, Texas. As of December 31, 2012, we had established over 444 indirect dealer relationships through our AutoCredit Source branches. Gross loan originations from our live check program have grown from $52.5 million in 2008 to $223.7 million in 2012, a CAGR of 43.7%, as we have increased the volume and sophistication of our live check marketing campaigns. We also introduced a consumer website enabling customers to complete a loan application online. Since the launch of our website in late 2008, we have received more than 42,000 applications resulting in loans representing $10.3 million in gross finance receivables.

Consistent Portfolio Performance. Through over 25 years of experience in the consumer finance industry, we have established conservative and sound underwriting and lending practices to carefully manage our credit exposure as we grow our business, develop new products, and enter new markets. We generally do not make loans to customers with less than one year with their current employer and at their current residence, although we also consider numerous other factors in evaluating a potential customer’s creditworthiness, such as unencumbered income and a credit report detailing the applicant’s credit history. Our sound underwriting standards focus on our customers’ ability to affordably make loan payments out of their discretionary income with the value of pledged collateral serving as a credit enhancement rather than the primary underwriting criterion. Portfolio performance is improved by our regular in-person contact with customers at our branches, which helps us to anticipate repayment problems before they occur, and allows us to proactively work with customers to develop solutions prior to default, using repossession only as a last option. In addition, our centralized management information system enables regular monitoring of branch portfolio metrics. Our state operations vice presidents and district supervisors monitor loan underwriting, delinquencies, and charge-offs of each branch in their respective regions on a daily basis. In addition, the compensation received by our branch managers and assistant managers has a significant performance component and is closely tied to credit quality, among other defined performance targets.

We believe our frequent-contact, relationship-driven lending model, combined with regular monitoring and alignment of employee incentives, improves our overall credit performance. Despite the challenges posed by the sharp economic downturn beginning in 2008, our annual net charge-offs since January 1, 2008 remained consistent, ranging from 6.5% to 8.6% of our average finance receivables. In 2012, our net charge-offs as a percentage of average finance receivables were 6.5%. Our credit loss provision as a percentage of total revenue for 2012 was 20.4%. We believe that our consistent portfolio performance demonstrates the resiliency of our business model throughout economic cycles.

Experienced Management Team. Our executive and senior operations management teams consist of individuals highly experienced in installment lending and other consumer finance services. We believe our executive management team’s experience has allowed us to consistently grow our business while delivering high-quality service to our customers and carefully managing our credit risk. Our executive management team has centralized a number of business procedures, such as marketing and direct mail campaigns, which were formerly conducted at each branch, allowing us to enhance control over our individual branches. Our management team has also strengthened our underwriting procedures and improved the data monitoring that we apply across our business, including for our direct mail campaigns and our branch location analysis. As of December 31, 2012, our state operations vice presidents averaged more than 22 years of industry experience and more than 18 years of service at Regional, while our district supervisors averaged more than 17 years of industry experience and more than four years of service with Regional.

Our Strategies

Grow Our Branch Network. We intend to continue growing the revenue and profitability of our branch network by increasing volume at our existing branches, opening new branches within our existing geographic footprint, and expanding our operations into new states. Establishing local contact with our customers through the expansion of our branch network is key to our frequent-contact, relationship-driven lending model and is embodied in our marketing tagline: “Your Hometown Credit Source.”

•

Existing Branches – We intend to continue increasing same-store revenues, by further building relationships in the communities in which we operate and capitalizing on opportunities to offer our customers new loan products as their credit profiles evolve. From 2008 to 2012, we opened 109 new branches, and we expect revenues at these branches will continue to grow faster than our overall same-store revenue growth rate as these branches mature.

•

New Branches – We believe there is sufficient demand for consumer finance services to continue our pattern of new branch growth and branch acquisitions in the states where we currently operate, allowing us to capitalize on our existing infrastructure and experience in these markets. We also analyze detailed demographic and market data to identify favorable locations for new branches.

Opening new branches allows us to generate both direct lending at the branches, as well as to create new origination opportunities by establishing relationships through the branches with automobile dealerships and furniture and appliance retailers in the community.

•

New States – We intend to explore opportunities for growth in several states outside of our existing geographic footprint that enjoy favorable interest rate and regulatory environments, such as Kentucky, Louisiana, Mississippi, Missouri, and Virginia. We do not expect to expand into states with unfavorable interest rate or regulatory environments even if those states are otherwise attractive for our business. In 2011, we opened our first branch in Oklahoma, and in 2012, we opened our first branch in New Mexico. In January 2013, we opened an AutoCredit Source branch in Georgia.

We also believe that the highly fragmented nature of the consumer finance industry and the evolving competitive, regulatory, and economic environment provide attractive opportunities for growth through branch acquisitions although we have no present agreement or plan concerning any specific acquisition.

Continue to Expand and Capitalize on Our Diverse Channels and Products. We intend to continue to expand and capitalize on our multiple channel platform and broad array of offerings as follows:

•

Automobile Purchase Loans – We source our automobile purchase loans through a network of over 3,400 dealers as of December 31, 2012. We have hired dedicated marketing personnel to develop relationships with these dealers and to expand our automobile financing network. We will also seek to capture a larger percentage of the financing activity of dealers in our existing network by continuing to improve our relationships with dealers and our response time for loan applications. We intend to continue to expand the number of franchise dealer relationships through our AutoCredit Source branches to grow our loan portfolio through increased penetration.

•

Live Check Program – We continue to refine our screening criteria and tracking for direct mail campaigns, which we believe has enabled us to improve response rates and credit performance and allowed us to more than triple the annual number of live checks that we mailed since 2007. In 2012, we mailed over 1.9 million live checks as well as over 25,000 invitations to apply for loans. We intend to continue to increase our use of live checks to grow our loan portfolio by adding new customers and increasing volume at our branches, creating opportunities to offer new loan products to our existing customers. In addition, we mail live checks in new markets shortly before opening new branches, which we believe helps our new branches to more quickly develop a customer base and build finance receivables. Other than with respect to the State of Georgia, the use of live checks is not subject to substantial regulation in any of the states in which we currently operate or any states into which we expect to expand, but is subject to regulation in other jurisdictions. We are not aware of any pending legislation in any of the states in which we operate that would affect our use of live checks.

•

Furniture and Appliance Purchase Loans – As of December 31, 2012, we had a network of approximately 625 furniture and appliance retail locations through which we offer our furniture and appliance loans. We intend to continue to grow our network of furniture and appliance retailers by having our dedicated marketing personnel continue to solicit new retailers, obtain referrals through relationships with our existing retail partners, and to a lesser extent, reach retailers through trade shows and industry associations. We believe that the furniture and appliance purchase lending markets are currently substantially underpenetrated, particularly with respect to non-prime customers, due to the limited number of lenders providing financing to these customers and the recent curtailment of credit provided by prime financing sources.

•

Online Sourcing – We developed a new channel in late 2008 by offering an online loan application on our consumer website to serve customers who seek to reach us over the Internet. We intend to continue to develop and expand our online marketing efforts and increase traffic to our consumer website through the use of tools such as search engine optimization and paid online advertising.

We believe the expansion of our channels and products, supported by the growth of our branch network, will provide us with opportunities to reach new customers as well as to offer new loan products to our existing customers as their credit profiles evolve. We plan to continue to develop and introduce new products that are responsive to the needs of our customers in the future.

Continue to Focus on Sound Underwriting and Credit Control. We intend to continue to leverage our core competencies in sound underwriting and credit management developed through over 25 years of lending experience as we seek to profitably grow our share of the consumer finance market. Our philosophy is to emphasize sound underwriting standards focused on a customer’s ability to affordably make loan payments, to work with customers experiencing payment difficulties, and to use repossession only as a last option. For example, we permit customers to defer payments or refinance past due loans under certain circumstances, although we do not offer customers experiencing payment difficulties the opportunity to modify their loans to reduce the amount of principal or interest that they owe. A deferral extends the due date of the loan by one month and allows the customer to maintain his or her credit rating in good standing.

In addition to deferrals, we also allow customers to refinance loans. While we typically only allow customers to refinance if their loan is current, we allow customers to refinance past due loans on a limited basis if those customers otherwise satisfy our credit standards (other than with respect to the delinquency). We believe that refinancing past due loans for certain deserving customers who have made periodic payments allows us to help customers to resolve temporary financial setbacks and to repair or sustain their credit. During 2012, we refinanced only $4.1 million of past due loans, representing approximately 0.8% of our total loan volume for fiscal 2012. As of December 31, 2012, the outstanding gross balance of such refinancings was only $2.7 million, or less than 1.0% of gross finance receivables as of such date.

In accordance with this philosophy, we intend to continue to refine our underwriting standards to assess an individual’s creditworthiness and ability to repay a loan. In recent years, we have implemented several new programs to continue improving our underwriting standards and loan collection rates, including our branch “scorecard” program that systematically monitors a range of operating, credit quality, and performance metrics. Our management information system enables us to regularly review loan volumes, collections, and delinquencies. We believe this central oversight, combined with our branch-level servicing and collections, improves credit performance. We plan to continue to develop strategies to further improve our sound underwriting standards and loan collection rates as we expand.

Our Products

Small Installment Loans. We offer small installment loans ranging from $300 to $2,500 through our branches as well as through our live check program. Our small installment loans are standardized by amount, rate, and maturity to reduce documentation and related processing costs and to conform with state lending laws. They are payable in fixed rate, fully amortizing equal monthly installments with terms of up to 36 months, and are repayable at any time without penalty. In 2012, the average originated net loan size and term for our small installment loans were $1,179 and 17 months, respectively. Our small installment loans include loans originated through our live check campaigns, which had an average originated net loan size and term of $1,226 and 16 months for 2012. The weighted average yield we earned on our portfolio of small installment loans was 47.8% in 2012. The interest rates, fees and other charges, maximum principal amounts, and maturities for our small installment loans vary from state to state, depending upon relevant laws and regulations.

The majority of our small installment loans are made to customers who visit one of our branches and complete a standardized credit application. Customers may also complete and submit a small installment loan application by phone or on our consumer website before completing the loan in one of our branches. We carefully evaluate each potential customer’s creditworthiness by examining the individual’s unencumbered income, length of current employment, duration of residence, and a credit report detailing the applicant’s credit history.

Our small installment loan approval process is based on the customer’s creditworthiness rather than the value of collateral pledged. Loan amounts are established based on underwriting standards designed to allow customers to affordably make their loan payments out of their discretionary income.

In addition, for small installment loans originated at our branches, we require our customers to submit a list of their non-essential household goods and pledge these goods as collateral. We do not perfect our security interests by filing UCC financing statements in these goods and instead typically collect a non-file insurance fee and obtain non-file insurance.

Each of our branches is equipped to perform immediate background, employment, and credit checks, and approve small installment loan applications promptly while the customer waits. Our employees verify the applicant’s employment and credit histories through telephone checks with employers, other employment references, supporting documentation, such as paychecks and earnings summaries, and a variety of third-party credit reporting agencies.

We also source small installment loans through our live check mailing campaigns to pre-screened individuals. These campaigns are often timed to coincide with seasonal demand for loans to finance vacations, back-to-school needs, and holiday spending. We also launch live check campaigns in conjunction with opening new branches to help build an initial customer base. Customers can cash or deposit live checks at their convenience, thereby agreeing to the terms of the loan as prominently set forth on the check. Each individual we solicit for a live check loan has been pre-screened through a major credit bureau to meet our thorough underwriting criteria. In addition to screening each potential live check recipient’s credit score and bankruptcy history, we also use a proprietary model that assesses 27 different attributes of potential recipients. When a customer enters into a loan by cashing or depositing the live check, our personnel gather additional contact and other information on the borrower to assist us in servicing the loan and offering other products to meet the customer’s financing needs. Small installment loans originated through our live check program are secured by certain non-essential household goods.

The following table sets forth the composition of our finance receivables for small installment loans by state at December 31 of each year from 2008 through 2012:

	AT DECEMBER 31,
	2008	2009	2010	2011	2012
South Carolina	53%	47%	43%	40%	31%
Texas	26%	27%	29%	29%	31%
North Carolina	19%	21%	20%	21%	21%
Tennessee	2%	4%	5%	6%	7%
Alabama	—	1%	3%	4%	9%
Oklahoma	—	—	—	—	1%
New Mexico	—	—	—	—	—

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of small installment loans, finance receivables, and average per loan for our small installment loans by state at December 31, 2012:

	TOTAL NUMBER OF LOANS	FINANCE RECEIVABLES	AVERAGE PER LOAN
		(In thousands)
South Carolina	59,001	$58,132	$985
Texas	57,004	59,156	1,038
North Carolina	31,562	40,306	1,277
Tennessee	13,255	13,168	993
Alabama	17,446	16,390	939
Oklahoma	2,006	2,428	1,277
New Mexico	793	759	957

Total	181,067	$190,339	$1,051

Large Installment Loans. We also offer large installment loans through our branches in amounts ranging from $2,500 to $20,000. Our large installment loans are payable in fixed rate, fully amortizing equal monthly installments with terms of 18 to 60 months, and are repayable at any time without penalty. We require our large installment loans to be secured by a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle, as well as certain non-essential household goods. In 2012, our average originated net loan size and term for large installment loans were $3,503 and 32 months, respectively. The weighted average yield we earned on our portfolio of large installment loans was 30.0% for 2012.

Potential customers apply for a large installment loan by visiting one of our branches, where they are interviewed by one of our employees who evaluates the customer’s creditworthiness, including a review of a credit bureau report, before extending a loan. As with our small installment loans, large installment loans are made to individuals based on the customer’s unencumbered income, length of current employment, duration of residence, and prior credit experience and credit report history. Loan amounts are established based on underwriting standards designed to allow customers to affordably make their loan payments out of their discretionary income. Our branches perform the same immediate verifications that we perform for small installment loans in order to approve large installment loan applications promptly.

Our branch employees will perform an in-person appraisal of the collateral pledged for a large installment loan using our multipoint checklist and will use one or more third-party valuation sources, such as the National Automobile Dealers Association Appraisal Guides, to determine an estimate of the collateral’s value. Regardless of the value of the vehicle, we will not lend in excess of our assessment of the borrower’s ability to repay.

We perfect all first-lien security interests in each pledged vehicle by retaining the title to the collateral in our files until the loan is fully repaid. In certain states, we offer large installment loans secured by second-lien security interests on vehicles, in which case we instead seek to perfect our security interest by recording our lien on the title. We work with customers experiencing payment difficulties to help them to find a solution and view repossession only as a last option. In the event we do elect to repossess a vehicle, we use third-party vendors. We then sell our repossessed vehicle inventory through public sales conducted by independent automobile auction organizations after the required post-repossession waiting period. Any excess proceeds from the sale of the collateral are returned to the customer.

The following table sets forth the composition of our finance receivables for large installment loans by state at December 31 of each year from 2008 through 2012:

	AT DECEMBER 31,
	2008	2009	2010	2011	2012
South Carolina	72%	62%	57%	49%	30%
Texas	11%	11%	9%	9%	6%
North Carolina	15%	24%	26%	27%	22%
Tennessee	2%	2%	4%	8%	7%
Alabama	—	1%	4%	7%	35%
Oklahoma	—	—	—	—	—
New Mexico	—	—	—	—	—

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of large installment loans, finance receivables, and average per loan for our large installment loans by state at December 31, 2012:

	TOTAL NUMBER OF LOANS	FINANCE RECEIVABLES	AVERAGE PER LOAN
		(In thousands)
South Carolina	5,207	$17,297	$3,322
Texas	1,158	3,333	2,878
North Carolina	3,941	12,639	3,207
Tennessee	1,194	4,005	3,354
Alabama	7,891	20,059	2,542
Oklahoma	38	95	2,500
New Mexico	—	—	—

Total	19,429	$57,428	$2,956

Automobile Purchase Loans. Our automobile purchase loans are offered through a network of dealers in our geographic footprint, including over 2,200 independent and approximately 1,200 franchise automobile dealerships as of December 31, 2012. These loans are offered in amounts up to $27,500 and are secured by the financed vehicle. They are payable in fixed rate, fully amortizing equal monthly installments with terms generally of 36 to 72 months, and are repayable at any time without penalty. In 2012, our average originated net loan size and term for automobile purchase loans were $11,584 and 55 months, respectively. The weighted average yield we earned on our portfolio of automobile purchase loans was 22.2% for 2012.

Direct Automobile Purchase Loans. We have business relationships with dealerships throughout our geographic footprint that offer our loans to their customers in need of financing. These dealers will contact one of our local branches to initiate a loan application when they have identified a customer that meets our written underwriting standards. Applications for direct automobile purchase loans may also be received through one of the online credit application networks in which we participate, such as DealerTrack and RouteOne. We will review the application and requested loan terms and propose modifications, if necessary, before providing initial approval inviting the dealer and the customer to come to a local branch to close the loan. Our branch employees interview the customer to verify information in the dealer’s credit application, obtain a credit bureau report on the customer, and inspect the vehicle to confirm that the customer’s order accurately describes the vehicle before closing the loan. Our branch employees will perform the same in-person appraisal of the pledged vehicle that they would perform for a vehicle securing a large installment loan.

Indirect Automobile Purchase Loans. Since late 2010, we have also offered indirect automobile purchase loans, which allow customers and dealers to complete a loan at the dealership without the need to visit one of our branches. We only offer indirect loans through larger franchise dealers within our geographic footprint. These larger franchise dealers collect credit applications from their customers and either forward the applications to us specifically or, more commonly, submit the applications to numerous potential lenders through online credit application networks, such as DealerTrack and RouteOne. In early 2011, we introduced AutoCredit Source branches in the Dallas-Ft. Worth, Texas and Charlotte, North Carolina metropolitan areas, which focus solely on originating, underwriting, and servicing indirect automobile purchase loans. Since opening these two new AutoCredit Source branches, we have already established over 444 indirect dealer relationships through our AutoCredit Source branches. We opened two additional AutoCredit Source branches in Texas in January 2012, and in January 2013, we opened AutoCredit Source branches in the Atlanta, Georgia and Austin, Texas metropolitan areas. In our other markets, indirect automobile purchase loan applications are processed by our centralized underwriting department. Once the loan is approved, the dealer closes the loan on a standardized retail installment sales contract at the point of sale. Subsequently, we purchase the loan and then service and collect on it locally either through an AutoCredit Source branch or our nearest branch.

Automobile purchase loans are made to individuals based on the customer’s unencumbered income, length of current employment, duration of residence, and prior credit experience and credit report history. Loan amounts are established based on underwriting standards designed to allow customers to affordably make their loan payments out of their discretionary income. We perfect our collateral by recording our lien and retaining the vehicle’s title. Our underwriting standards, however, are primarily based on the creditworthiness of the borrower and we view repossession only as a last option.

The following table sets forth the composition of our finance receivables for automobile purchase loans by state at December 31 of each year from 2008 through 2012:

	AT DECEMBER 31,
	2008	2009	2010	2011	2012
South Carolina	64%	61%	64%	55%	48%
Texas	7%	5%	5%	13%	19%
North Carolina	29%	32%	27%	26%	26%
Tennessee	—	2%	3%	4%	3%
Alabama	—	—	1%	2%	4%
Oklahoma	—	—	—	—	—
New Mexico	—	—	—	—	—

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of automobile purchase loans, finance receivables, and average per loan for our automobile purchase loans by state at December 31, 2012:

	TOTAL NUMBER OF LOANS	FINANCE RECEIVABLES	AVERAGE PER LOAN
		(In thousands)
South Carolina	9,274	$76,900	$8,292
Texas	2,404	29,953	12,460
North Carolina	4,667	41,725	8,940
Tennessee	609	5,505	9,040
Alabama	563	5,680	10,089
Oklahoma	5	74	14,800
New Mexico	—	—	—

Total	17,522	$159,837	$9,122

Furniture and Appliance Purchase Loans. We began offering loans to finance the purchase of furniture and appliances in late 2009. Our furniture and appliance purchase loans are indirect installment loans structured as retail installment sales contracts that are offered in amounts of up to $7,500. They are payable in fixed rate, fully amortizing equal monthly installments with terms of between six and 48 months, and are repayable at any time without penalty. In 2012, our average originated net loan size and term for furniture and appliance purchase loans were $1,520 and 26 months, respectively. The weighted average yield we earned on our portfolio of furniture and appliance purchase loans was 20.4% for 2012.

Our furniture and appliance purchase loans provide financing for customers who may not qualify for prime financing from traditional lenders. We believe that the furniture and appliance purchase lending markets are underserved by sources of non-prime financing. As compared to other limited sources of non-prime financing, our furniture and appliance loans often offer more attractive interest rates and terms to customers.

Our furniture and appliance purchase loans are indirect loans made through a retailer at the point of sale without the need for the customer to visit one of our branches, similar to our indirect automobile purchase loans. We partner with furniture and appliance retailers who offer our furniture and appliance purchase loans directly to their customers. As of December 31, 2012, we provided furniture and appliance purchase loans to customers at approximately 625 furniture and appliance retail locations, including 102 franchise store locations of the largest furniture retailer in the United States. By providing a source of non-prime financing, we are often able to help our retailer partners complete sales to customers who may not otherwise have been able finance their purchase.

Our retail partners typically submit applications to us online or via facsimile while the customer waits. If a customer is not accepted by a retailer’s prime financing provider, we will evaluate the customer’s credit based on the same application data, without the need for the customer to complete an additional form. Underwriting for our furniture and appliance purchase loans is conducted through a centralized underwriting team, RMC Retail.

We individually evaluate the creditworthiness of potential furniture and appliance purchase loan customers using the same information and resources as for our other loan products, including a credit bureau report, before providing a response to the retailer within ten minutes. If we approve the loan, the retailer completes our standardized retail installment sales contract, which includes recording a security interest in the purchased furniture or appliance. Loan amounts are established based on underwriting standards designed to allow customers to affordably make their loan payments out of their discretionary income. The collections of such loans are performed within our branches. We work with customers experiencing payment difficulties to help them to find a solution and view repossession of the collateral only as a last option.

The following table sets forth the total number of furniture and appliance purchase loans, the finance receivables, and average per loan for our furniture and appliance purchase loans by state at December 31, 2012:

	TOTAL NUMBER OF LOANS	FINANCE RECEIVABLES	AVERAGE PER LOAN
		(In thousands)
South Carolina	1,873	$2,140	$1,143
Texas	17,028	19,031	1,118
North Carolina	5,449	5,926	1,088
Tennessee	1,214	1,298	1,069
Alabama	1,265	1,372	1,085
Oklahoma	93	121	1,301
New Mexico	62	67	1,081

Total	26,984	$29,955	$1,110

Optional Credit Insurance Products. We offer our customers a number of different optional insurance products and other payment protection in connection with our loans. The insurance products we offer customers are voluntary and not a condition of the loan. Our insurance products, including the types of products offered and the terms and conditions thereof, vary from state to state in compliance with applicable laws and regulations. We do not sell insurance to non-borrowers. In 2012, insurance income, net, was $10.8 million, or 7.9% of our total revenue.

We market and sell insurance policies as an agent for an unaffiliated third-party insurance company. The policies are then ceded to our wholly-owned reinsurance subsidiary, RMC Reinsurance, Ltd., which then bears the full risk of the policy. For the sale of insurance policies, we, as agent, write policies only within the limitations established by our agency contracts with the unaffiliated third-party insurance company.

Credit Life Insurance, Credit Accident and Health Insurance, and Involuntary Unemployment Insurance. We market and sell optional credit life insurance, credit accident and health insurance, and involuntary unemployment insurance in connection with our loans in selected markets. Credit life insurance provides for the payment in full of the borrower’s credit obligation to the lender in the event of the borrower’s death. Credit accident and health insurance, which is only offered in conjunction with credit life insurance, provides for the repayment of loan installments to the lender that come due during an insured’s period of income interruption resulting from disability from illness or injury. Involuntary unemployment insurance provides for repayment of loan installments in the event the borrower is no longer employed as the result of a layoff or reduction in workforce. All customers purchasing these types of insurance from us sign a statement on the loan contract affirming that they understand that their purchase of insurance is not a condition of our granting the loan.

Collateral Protection Collision Insurance. Before we originate an automobile purchase loan or large installment loan, we require the borrower to provide proof of acceptable liability and collision insurance on the vehicle securing the loan. While we do not offer automobile insurance to our customers, we will obtain collateral protection collision insurance, or CPI, on behalf of customers who permit their other insurance coverage to lapse. If we obtain CPI for a vehicle, the customer has the opportunity to provide proof of insurance to cancel the CPI and receive a refund of all unearned premiums.

Property Insurance. We also require that our customers provide proof of acceptable insurance for any personal property securing a loan. Customers can provide proof of such insurance purchased from a third party (such as homeowners or renters insurance) or can purchase the property insurance that we offer.

Our Branches

Our branches are generally conveniently located in visible, high traffic locations, such as shopping centers. We do not need to keep large amounts of cash at our branches because we disburse our loans by check, rather than by cash payment. As a result, our branches have an open, welcoming, and hospitable layout without the need for secure booths separating our customers from our employees.

The following table sets forth the number of branches as of the dates indicated:

	AT DECEMBER 31,
	2008	2009	2010	2011	2012
South Carolina	59	58	61	69	69
Texas	30	31	35	44	56
North Carolina	18	18	19	24	26
Tennessee	5	6	10	18	20
Alabama	—	4	9	14	42
Oklahoma	—	—	—	1	6
New Mexico	—	—	—	—	2

Total	112	117	134	170	221

During the period presented in the table above, we grew net branches by 109 branches. In 2012, we opened or acquired 51 net new branches, including our first branch in New Mexico. In January 2012, we completed the acquisition of the assets of two consumer finance companies located in Alabama, consisting of 23 branches, four of which were merged into existing Regional offices.

In evaluating whether to locate a branch in a particular community, we examine several factors, including the demographic profile of the community, demonstrated demand for consumer finance, the regulatory and political climate, and the availability of suitable employees to staff, manage, and supervise the new branch. We also look for a concentration of independent and franchise automobile dealers as well as furniture and appliance retailers in order to build our sales finance business.

The following table sets forth the average finance receivables per branch based on maturity:

AGE OF BRANCH (AS OF DECEMBER 31, 2012)	AVERAGE FINANCE RECEIVABLES PER BRANCH AS OF DECEMBER 31, 2012	PERCENTAGE INCREASE FROM NEWER CATEGORY	NUMBER OF BRANCHES
	(In thousands)
Branches open less than one year	$911	—	51
Branches open one to three years	$1,809	98.6%	53
Branches open three to five years	$2,306	27.5%	22
Branches open five years or more	$2,573	11.6%	95

The average contribution to operating income from our branches has historically increased as our branches mature. The following table sets forth the average operating income contribution per branch for the twelve months ended December 31, 2012, based on maturity of the branch.

AGE OF BRANCH (AS OF DECEMBER 31, 2012)	AVERAGE BRANCH OPERATING INCOME CONTRIBUTION	PERCENTAGE INCREASE FROM NEWER CATEGORY	NUMBER OF BRANCHES
Branches open less than one year	$36,000	—	51
Branches open one to three years	$187,000	419.4%	53
Branches open three to five years	$338,000	80.5%	22
Branches open five years or more	$509,000	50.6%	95

We calculate the average branch contribution as total revenues generated by the branch less the expenses directly attributable to the branch, including the provision for losses associated with loans closed at the branch and operating expenses such as personnel, lease, and interest expenses. General corporate overhead, including management salaries, are not attributable to any individual branch. Accordingly, the sum of branch contributions from all of our branches is greater than our income before taxes.

Payment and Loan Collections

We have implemented company-wide payment and loan collection policies and practices, which are designed to maintain consistent portfolio performance and to facilitate regulatory compliance. Our district supervisors and state vice presidents oversee the training of each branch employee in these policies and practices, which include standard procedures for communicating with customers in person, over the telephone, and by mail.

Our corporate procedures require the maintenance of a log of collection activity for each account. Our state vice presidents, district supervisors, and internal audit teams regularly review these records to ensure compliance with our company procedures, which are designed to comply with applicable regulatory requirements. Our corporate policies also include encouraging customers to visit our branches to make payments.

We estimate that approximately 70% of monthly loan payments are received from customers in person at our branches, with the remaining payments generally made by mail. Encouraging payment at the branch allows us to maintain regular contact with our customers and further develop our overall relationship with them. We believe that the development and continual reinforcement of personal relationships with customers improves our ability to monitor their creditworthiness, reduces credit risk, and generates opportunities to offer new loan products to our customers as their credit profiles evolve. To reduce late payment risk, branch employees encourage customers to inform us in advance of expected payment problems.

Branch employees also promptly contact customers following the first missed payment due date and thereafter remain in close contact with such customers, including through phone calls and letters. Our branch employees also contact a delinquent customer at his or her place of employment and contact other references listed on the customer’s loan application. We use third-party skip tracing services to locate delinquent customers in the event that our branch employees are unable to do so. In certain cases, we seek a legal judgment against delinquent customers.

We obtain security interests for most of our loans, and we perfect the security interests in vehicles securing large installment loans and automobile purchase loans. Our district supervisors and internal audit teams regularly review collateral documentation on our loan products to customers to confirm compliance with our guidelines. We perfect all first-lien security interests in each pledged vehicle by retaining the title to the collateral in our files until the loan is fully repaid. In certain states, we offer large installment loans secured by second-lien security interests on vehicles, in which case we instead seek to perfect our security interest by recording our lien on the title. We only initiate repossession efforts when an account is seriously delinquent, we have exhausted other means of collection, and in the opinion of management, the customer is unlikely to make further payments. Since 2010, we have sold substantially all repossessed vehicles through public sales conducted by independent automobile auction organizations, after the required post-repossession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

In certain cases, we permit our existing customers to refinance their loans. Our refinancings of existing loans are divided into three categories: refinancings of loans in an amount greater than the original loan amount, renewals of existing loans that are current, and renewals of existing loans that are past due, which represented 15.0%, 32.4%, and 0.6%, respectively, of our loan originations in 2012.

Any refinancing of a loan in an amount greater than the original amount generally requires an underwriting review to determine a customer’s qualification for the increased loan amount. Furthermore, we obtain a new credit report and may complete a new application on renewals of existing loans if they have not completed one within the prior two years.

While we typically only allow customers to refinance if their loan is current, we allow customers to refinance past due loans on a limited basis if those customers otherwise satisfy our credit standards (other than with respect to the delinquency). We believe that refinancing past due loans for certain deserving customers who have made periodic payments allows us to help customers to resolve temporary financial setbacks and to repair or sustain their credit. During 2012, we refinanced only $4.1 million of past due loans, and as of December 31, 2012, the outstanding balance of such refinancings was only $2.7 million, or less than 1% of gross finance receivables as of such date.

We fully reserve on our financial statements for accounts upon 180 days of contractual delinquency. However, we continue to pursue payments on such loans, which we believe improves overall recoveries. Accounts may only be charged off by our district supervisors or state vice presidents following review of the collection work applied to them. We continue to attempt to collect on charged-off loans centrally, and we do not sell any of our charged-off accounts to third-party debt purchasers, nor do we place any debt with third-party collection agencies.

Information Technology

Since 1999, we have used a data processing software package developed and owned by ParaData Financial Systems and have invested in customizing the ParaData software to improve the management of our specific processes and product types. The ParaData software is also used by many of our competitors. With this software package, we are able to fully automate all of our loan account processing and servicing. The system provides thorough management information and control capabilities, including monitoring of all loans made, collections, delinquencies, and other functions. We believe that the ParaData loan management system is adequate for our current business needs.

Competition

The consumer finance industry is highly fragmented, with numerous competitors. The competition we face for each of our loan products is distinct.

Small and Large Installment Loans. The small and large installment loan industry is highly fragmented in the seven states in which we operated as of December 31, 2012. Our largest installment loan competitor in most of the markets in which we operate is World Acceptance Corp., an installment finance lender with approximately 1,137 branches, approximately half of which are located in states that we serve. Additionally, we compete with Security Finance Corporation for small installment loans as well as for automobile purchase loans. We believe that Security Finance Corporation has in excess of 1,100 branches nationwide. We also compete with a handful of private competitors with between 100 to 250 branches in certain of the states in which we operate. We believe that the majority of our competitors are independent operators with generally less than 100 branches. We believe that competition between installment consumer loan companies occurs primarily on the basis of price, breadth of loan product offerings, flexibility of loan terms offered, and the quality of customer service provided. While underbanked customers may also use alternative financial services providers, such as title lenders, payday lenders, and pawn shops, their products offer different terms and typically carry substantially higher interest rates than our installment loans. Accordingly, we believe alternative financial services providers are not an attractive alternative for customers who meet our underwriting standards, which are generally stricter than the underwriting standards of alternative financial services providers. Our small and large installment loans also compete to a lesser extent with online or peer-to-peer lenders and issuers of non-prime credit cards.

Automobile Purchase Loans. In the automobile purchase loan industry, we compete with numerous financial service companies, including non-prime auto lenders, dealers that provide financing, captive finance companies owned by automobile manufacturers, banks, and to a limited extent, credit unions. Competition among automobile purchase lenders is largely on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the speed of approval, and the quality of customer service provided. Much of the automobile purchase loan marketplace has shifted to processing loan applications generated at dealers through such online credit application networks as DealerTrack or RouteOne where prompt service and response times to dealers and their customers are essential to compete in this market.

Furniture and Appliance Purchase Loans. In the furniture and appliance purchase loan industry, there are currently only a small number of lenders dedicated to non-prime furniture and appliance purchase loans. To the extent customers require furniture and appliance financing but do not qualify for a retailer’s prime sources of financing, the main alternatives are rent-to-own financing providers and credit card companies. Our furniture and appliance purchase loans are typically made at competitive rates, and competition is largely on the same basis as automobile purchase loans. Point-of-sale financing decisions must be made rapidly while the customer is on the sales floor. We provide responses to customers in less than ten minutes, and we staff RMC Retail, our centralized furniture and appliance purchase loan underwriting team, with multiple shifts seven days per week during peak retail furniture shopping hours to ensure rapid response times.

Seasonality

Our loan volume and corresponding finance receivables follow seasonal trends. Demand for our loans is typically highest during the fourth quarter, largely due to holiday spending. Loan demand has generally been the lowest during the first quarter, largely due to decreases in demand as a result of the timing of income tax refunds. During the remainder of the year, our loan volume typically grows from customer loan activity. In addition, we typically generate higher loan volumes in the second half of the year from our live check campaigns, which are timed to coincide with seasonal consumer demand. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

Employees

As of December 31, 2012, we had approximately 912 employees, none of whom were represented by labor unions. We consider our relations with our personnel to be good. We experience a high level of turnover among our entry-level employees, which we believe is typical of the consumer finance industry.

Staff and Training. Local branches are generally staffed with three to four employees. The branch manager oversees operations of the branch and is responsible for approving all loan applications. Each branch has one or two assistant managers who contact delinquent customers, review loan applications, and prepare operational reports. Each branch also has a customer service representative who takes loan applications, processes loan applications, processes payments, and assists in the preparation of operational reports, collection efforts, and marketing activities. Larger volume branches may employ additional assistant managers and customer service representatives. New employees are tested on a detailed training manual that outlines our operating policies and procedures during the first year of employment. In addition, each branch provides weekly in-branch training sessions and periodic training sessions outside the branch. Our training of assistant managers focuses upon developing the skills necessary to allow for the future promotion of the assistant mangers to branch managers.

Monitoring and Supervision. We have robust oversight structures and procedures in place to ensure compliance with our operational standards and policies and the applicable regulatory requirements in each state. All of our loans are prepared using our loan management software, which is programmed to compute fees, interest rates, and other loan terms in compliance with our underwriting standards and applicable regulations. We work with our regulatory counsel to develop standardized forms and agreements for each state, ensuring consistency and compliance.

Our loan operations are organized by geography. As of March 2013, we have one state vice president for each of South Carolina, North Carolina, and Texas; one state vice president to oversee New Mexico and Oklahoma, and one state vice president to oversee Alabama and Tennessee. Several levels of management monitor and supervise the operations of each of our branches. Branch managers are directly responsible for the performance of their respective branches. District supervisors are responsible for the performance of between six and ten branches in their districts, communicating with the branch managers of each of their branches at least weekly, and visiting the branches at least monthly. Our state vice presidents monitor the performance of all of our branches, primarily through communications with district supervisors. These state vice presidents communicate with the district supervisors of each of their districts at least weekly and visit each of their branches at least quarterly. Our information technology platform enables us to regularly monitor our portfolio, which we believe improves our credit performance.

At least once per year, each branch undergoes an audit by our internal auditors. These audits include an examination of cash balances and compliance with our loan approval, review and collection procedures, and compliance with state and federal laws and regulations. Branches that do not receive a satisfactory grade from our internal audit team are automatically re-audited within 90 days in order to confirm operational improvements.

In 2009, we introduced a “scorecard” program to systematically monitor a range of operating metrics at each branch. Our scorecard system currently tracks 15 different dimensions of operations, including the performance and compliance of each branch on a series of underwriting metrics. Our headquarters staff provides central oversight by reconciling on a daily basis all account payments, cash balances, and bank deposits for each of our branches. Senior management receives daily delinquency, loan volume, charge-off, and other statistical reports consolidated by state and has access to these daily reports for each branch. On a monthly basis, district supervisors audit the operations of each branch in their geographic area and submit standardized reports detailing their findings to senior management. District supervisors and state vice presidents meet with the executive management team once per quarter to review branch scorecard results as well as to discuss other operational and financial performance results against our targets and historical standards. Remedial plans are put in place to correct any underperformance.

Government Regulation

Consumer finance companies are subject to extensive regulation, supervision, and licensing under various state and federal statutes, ordinances, and regulations. Many of these regulations impose detailed constraints on the terms of our loans or the retail installment sales contracts that we purchase, lending forms, and operations. The software that we use to originate loans is designed to ensure compliance with all applicable lending regulations.

State Lending Regulation. In general, state statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees, insurance premiums, and other fees that may be charged for both direct and indirect lending. Specific allowable charges vary by state. Statutes in Texas allow for indexing the maximum small loan amounts to the Consumer Price Index and set maximum rates for automobile purchase loans based on the age of the vehicle. Except in the states of North Carolina and New Mexico, our direct loan products are pre-computed loans in which the finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, and other charges permitted by the relevant state laws. Direct loans in North Carolina and New Mexico are structured as simple interest loans as prescribed by state law.

In addition, state laws regulate the keeping of books and records and other aspects of the operation of consumer finance companies. State and federal laws regulate account collection practices. Generally, state regulations also establish minimum capital requirements for each local branch. State agency approval is required to open new branches.

Each of our branches is separately licensed under the laws of the state in which the branch is located. Licenses granted by the regulatory agencies in these states are subject to renewal every year and may be revoked for failure to comply with applicable state and federal laws and regulations. In the states in which we currently operate, licenses may be revoked only after an administrative hearing. We believe we are in compliance with state law and regulations applicable to our lending operations in each state.

We and our operations are regulated by several state agencies, including the Consumer Finance Division of the South Carolina State Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the North Carolina Office of the Commissioner of Banks, the Texas Office of the Consumer Credit Commissioner, the Tennessee Department of Financial Institutions, the Alabama State Banking Department, the Oklahoma Department of Consumer Credit, and the New Mexico Regulation and Licensing Department, Financial Institutions Division. These state regulatory agencies audit our branches from time to time, and each state agency performs an annual compliance audit of our operations in that state.

Insurance Regulation. Charges for credit insurance and similar payment protection products are made at authorized statutory rates and are stated separately in our disclosure to customers, as required by the Truth in Lending Act and by various applicable state laws.

We are also subject to state regulations governing insurance agents in the states in which we sell insurance. State insurance regulations require that insurance agents be licensed and limit the premium amount charged for such insurance. Our captive insurance subsidiary is regulated by the insurance authorities of the Turks and Caicos Islands of the British West Indies, where the subsidiary is organized and domiciled.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. At the federal level, Congress enacted comprehensive financial regulatory reform legislation on July 21, 2010. A significant focus of the new law, known as the Dodd-Frank Act, is heightened consumer protection. The Dodd-Frank Act established a new body, called the Consumer Financial Protection Bureau, or the CFPB, which has regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of non-depository lenders and promulgate rules that can affect the practices and activities of lenders.

Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that various forms of alternative financial services or specific features of consumer loan products should be a regulatory priority, and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending services materially less profitable or impractical, which may include installment finance loans or other products that we offer.

The Dodd-Frank Act also gives the CFPB the authority to examine and regulate large nondepository financial companies and gives the CFPB authority over anyone deemed by rule to be a “larger participant of a market for other consumer financial products or services.” The CFPB contemplates regulating the installment lending industry as part of the “consumer credit and related activities” market. However, this so-called “larger participant rule” will not impose substantive consumer protection requirements, but rather will provide to the CFPB the authority to supervise larger participants in certain markets, including by requiring reports and conducting examinations to ensure, among other things, that they are complying with existing federal consumer financial law. While the CFPB has defined a “larger participant” standard in the “debt collection” and “consumer reporting” markets, it has not yet acted to define “larger participant” in the “consumer credit and related activities” market. The rule will likely cover only the largest installment lenders. We do not yet know whether the definition of larger participant will cover us.

In addition to the grant of certain regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties.

Other Federal Laws and Regulations. In addition to the Dodd-Frank Act and state and local laws and regulations, numerous other federal laws and regulations affect our lending operations. These laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, and in each case the regulations thereunder, and the Federal Trade Commission’s Credit Practices Rule. These laws require us to provide complete disclosure of the principal terms of each loan to the borrower, prior to the consummation of the loan transaction, prohibit misleading advertising, protect against discriminatory lending practices, and proscribe unfair credit practices.

Under the Truth in Lending Act and Regulation Z promulgated thereunder, we must disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments, and payment due dates to repay the indebtedness. Under the Equal Credit Opportunity Act and Regulation B promulgated thereunder, we cannot discriminate against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status, or age. We are also required to make certain disclosures regarding consumer rights and advise customers whose credit applications are not approved of the reasons for the rejection. Under the Fair Credit Reporting Act, we must provide certain information to customers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency, promptly update any credit information reported to a credit reporting agency about a customer, and have a process by which customers may inquire about credit information furnished by us to a consumer reporting agency. Under the Gramm-Leach-Bliley Act, we must protect the confidentiality of our customers’ nonpublic personal information and disclose information on our privacy policy and practices, including with regard to the sharing of customers’ nonpublic personal information with third parties. This disclosure must be made to customers at the time the customer relationship is established and, in some cases, at least annually thereafter. The Federal Trade Commission’s Credit Practices Rule limits the types of property we may accept as collateral to secure a consumer loan. Violations of these statutes and regulations may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices, and the potential forfeiture of rights to repayment of loans.

Additional Information

The Company’s principal internet address is www.regionalmanagement.com. The information contained on, or that can be accessed through, the Company’s website is not incorporated by reference into this Annual Report on Form 10-K. The Company has included its website address as a factual reference and does not intend it as an active link to its website. The Company provides its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, free of charge on www.regionalmanagement.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider, but the risks described below are not the only risks facing our company. Additional risks and uncertainties not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition, and operating results would likely suffer. You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K.

Risks Related to Our Business

We have grown significantly in recent years and our delinquency and charge-off rates and overall results of operations may be adversely affected if we do not manage our growth effectively.

We have experienced substantial growth in recent years, opening or acquiring 17 branches in 2010, 36 in 2011, and a net 51 in 2012, and we intend to continue our growth strategy in the future. As we increase the number of branches we operate, we will be required to find new, or relocate existing, employees to operate our branches and allocate resources to train and supervise those employees. The success of a branch depends significantly on the manager overseeing its operations and on our ability to enforce our underwriting standards and implement controls over branch operations. Recruiting suitable managers for new branches can be challenging, particularly in remote areas and areas where we face significant competition. Furthermore, the annual turnover in 2012 among our branch managers was approximately 24%, and turnover rates of managers in our new branches may be similar or higher. Increasing the number of branches that we operate may divide the attention of our senior management or strain our ability to adapt our infrastructure and systems to accommodate our growth. If we are unable to promote, relocate, or recruit suitable managers and oversee their activities effectively, our delinquency and charge-off rates may increase and our overall results of operations may be adversely impacted.

We face significant risks in implementing our growth strategy, some of which are outside our control.

We intend to continue our growth strategy, which is based on opening and acquiring branches in existing and new markets and introducing new products and channels. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•

the prevailing laws and regulatory environment of each state in which we operate or seek to operate and, to the extent applicable, federal laws and regulations, which are subject to change at any time;

•	the degree of competition in new markets and its effect on our ability to attract new customers;

•	our ability to identify attractive locations for new branches;

•	our ability to recruit qualified personnel, in particular in remote areas and areas where we face a great deal of competition; and

•	our ability to obtain adequate financing for our expansion plans.

For example, North Carolina requires a “needs and convenience” assessment of a new lending license and location prior to the granting of the license, which adds time and expense to opening de novo locations. In addition, certain states into which we may expand limit the number of lending licenses granted. There can be no assurance that if we apply for a license for a new branch, whether in one of the states where we currently operate or in a state into which we would like to expand, we would be granted a license to operate. We also cannot be certain that any such license, even if granted, would be obtained in a timely manner or without burdensome conditions or limitations. In addition, we may not be able to obtain and maintain any regulatory approvals, government permits, or licenses that may be required.

We face strong direct and indirect competition.

The consumer finance industry is highly competitive, and the barriers to entry for new competitors are relatively low in the markets in which we operate. We compete for customers, locations, and other important aspects of our business with many other local, regional, national, and international financial institutions, many of whom have greater financial resources than we do.

Our installment loan operations compete with other installment lenders as well as with alternative financial services providers (such as payday and title lenders, check advance companies, and pawnshops), online or peer-to-peer lenders, issuers of non-prime credit cards, and other competitors. We believe that future regulatory developments in the consumer finance industry may cause lenders that currently focus on alternative financial services to begin to offer installment loans. In addition, if companies in the installment loan business attempt to provide more attractive loan terms than is standard across the industry, we may lose customers to those competitors. In installment loans, we compete primarily on the basis of price, breadth of loan product offerings, flexibility of loan terms offered, and the quality of customer service provided.

Our automobile purchase loan operations compete with numerous financial services providers, including non-prime auto lenders, dealers that provide financing, captive finance companies owned by automobile manufacturers, banks, and to a limited extent, credit unions. Our furniture and appliance purchase loan operations compete with store and third-party credit cards, prime lending sources, rent-to-own finance providers, and other competitors. Although the furniture and appliance purchase loan market includes few competitors serving non-prime borrowers, there are numerous competitors offering non-prime automobile purchase loans. For automobile purchase loans and furniture and appliance purchase loans, we compete primarily on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the speed of approval, and the quality of customer service provided.

If we fail to compete successfully, we could face lower sales and may decide or be compelled to materially alter our lending terms to our customers, which could result in decreased profitability.

A substantial majority of our revenue is generated by our branches in South Carolina, Texas, and North Carolina.

Our branches in South Carolina accounted for 45% of our revenue in 2012. In addition, our branches in Texas and North Carolina accounted for 24% and 16%, respectively, of our revenue in 2012. Furthermore, all of our operations are in five Southeastern and three Southwestern states. As a result, we are highly susceptible to adverse economic conditions in those areas. For example, the unemployment rate in South Carolina, which was 8.4% in December 2012, is among the highest in the country. High unemployment rates may reduce the number of qualified borrowers to whom we will extend loans, which would result in reduced loan originations. Adverse economic conditions may increase delinquencies and charge-offs and decrease our overall loan portfolio quality. If any of the adverse regulatory or legislative events described in this “Risk Factors” section were to occur in South Carolina, Texas, or North Carolina, it could materially adversely affect our business, results of operations, and financial condition. For example, if interest rates in South Carolina, which are currently not capped, were to be capped, our business, results of operations, and financial condition would be materially and adversely affected.

Our business could suffer if we are unsuccessful in making, continuing, and growing relationships with automobile dealers and furniture and appliance retailers.

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

Although we have relationships with certain automobile dealers, none of our relationships are exclusive, some of them are newly established, and they may be terminated at any time. As a result of the recent economic downturn and contraction of credit to both dealers and their customers, there has been an increase in dealership closures and our existing dealer base has experienced decreased sales and loan volume in the past and may experience decreased sales and loan volume in the future, which may have an adverse effect on our business, our results of operations, and financial condition.

Our furniture and appliance purchase loan business model is based on our ability to enter into agreements with individual furniture and appliance retailers to provide financing to customers in their stores. Although our relationships with independent licensees of a major U.S. furniture retailer are currently a significant source of our furniture and appliance purchase loans, we do not have a relationship with the retailer itself or its manufacturing affiliate and instead depend on non-exclusive relationships with individual licensees of the retailer, each of which may be terminated at any time. If a competitor were to offer better service or more attractive loan products to our furniture and appliance retailer partners, it is possible that our retail partners would terminate their relationships with us. If we are unable to continue to grow our existing relationships and develop new relationships, our results of operations, financial condition, and ability to continue to expand could be adversely affected.

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, results of operations, and financial condition.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. In the past, we have lost employees and candidates to competitors who have been willing to pay higher compensation than we pay. Our ability to continue to expand our operations depends on our ability to attract, train, and retain a large and growing number of qualified employees. The turnover among all of our branch employees was approximately 43% in 2010, 37% in 2011, and 38% in 2012. This turnover increases our cost of operations and makes it more difficult to operate our branches. Our customer service representative and assistant manager roles have historically experienced high turnover. We may not be able to retain and cultivate personnel at these ranks for future promotion to branch manager. If our employee turnover rates increase above historical levels or if unanticipated problems arise from our high employee turnover and we are unable to readily replace such employees, our business, results of operations, financial condition, and ability to continue to expand could be adversely affected.

We are subject to government regulations concerning our hourly and our other employees, including minimum wage, overtime, and health care laws.

We are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime, and working conditions and immigration status. Legislated increases in the federal minimum wage and increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Unionizing and collective bargaining efforts have received increased attention nationwide in recent periods. Should our employees become represented by unions, we would be obligated to bargain with those unions with respect to wages, hours, and other terms and conditions of employment, which is likely to increase our labor costs. Moreover, as part of the process of union organizing and collective bargaining, strikes, and other work stoppages may occur, which would cause disruption to our business. Similarly, many employers nationally in similar retail environments have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, with such actions sometimes brought as class actions, and these actions can result in material liabilities and expenses. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, break, and working time, it may distract our management from business matters and result in increased labor costs. In addition, we currently sponsor employer-subsidized premiums for major medical programs for eligible salaried personnel and “mini-medical” (limited benefit) programs for eligible hourly employees who elect health care coverage through our insurance programs. As a result of regulatory changes, we may not be able to continue to offer health care coverage to our employees on affordable terms or at all. If we are unable to locate, attract, train, or retain qualified personnel, or if our costs of labor increase significantly, our business, results of operations, and financial condition may be adversely affected.

Our live check direct mail strategy exposes us to certain risks.

A significant portion of our growth in our small installment loans has been achieved through our direct mail campaigns, which involve mailing to pre-screened recipients “live checks,” which customers can sign and cash or deposit thereby agreeing to the terms of the loan, which are disclosed on the front and back of the check. We use live checks to seed new branch openings and attract new customers and those with higher credit in our geographic footprint. Loans initiated through live checks represented 32.6% of the value of our originated loans. We expect that live checks will represent a greater percentage of our small installment loans in the future. There are several risks associated with the use of live checks including the following:

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

The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products, or the availability of competing products. For example, we are highly dependent upon selecting and maintaining attractive branch locations. These locations are subject to local market conditions, including the employment available in the area, housing costs, traffic patterns, crime, and other demographic influences, any of which may quickly change. Should we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to existing products or introduce new products to fulfill customer demand, customers may resist or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and by that time it may be too late to make further modifications to such product without causing further harm to our business, results of operations, and financial condition.

We may attempt to pursue acquisitions or strategic alliances, which may be unsuccessful.

We may attempt to achieve our business objectives through acquisitions and strategic alliances. We compete with other companies for these opportunities, including companies with greater financial resources, and we cannot be certain that we will be able to effect acquisitions or strategic alliances on commercially reasonable terms, or at all. Furthermore, the acquisitions that we have pursued previously have been significantly smaller than us. We do not have extensive experience with integrating larger acquisitions, such as our recent acquisition of branches in Alabama. In pursuing these transactions, we may experience, among other things:

•	overvaluing potential targets due to limitations on our due diligence efforts;

•	difficulties in integrating any acquired companies, branches, or products into our existing business, including integration of account data into our information systems;

•	inability to realize the benefits we anticipate in a timely fashion, or at all;

•	attrition of key personnel from acquired businesses;

•	unexpected losses due to the acquisition of existing loan portfolios with loans originated using less stringent underwriting criteria;

•	significant costs, charges, or writedowns; or

•	unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development and expansion of our existing operations.

We are exposed to credit risk in our lending activities.

Our ability to collect on loans depends on the willingness and repayment ability of our borrowers. Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. Further, a substantial majority of our borrowers are non-prime borrowers, who are more likely to be affected, and more severely affected, by adverse macroeconomic conditions such as those that have persisted over the last few years. We generally consider customers with a Beacon score, a measure of credit provided by Equifax, below 645 to be non-prime borrowers, although we also consider factors other than Beacon scores in evaluating a potential customer’s credit, such as length of employment and duration of current residence. There is no industry standard definition of non-prime and, consequently, other lenders may use different criteria to identify non-prime customers. We cannot be certain that our credit administration personnel, policies, and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio.

We may be limited in our ability to collect on our loan portfolio and the security interests securing a significant portion of our loan portfolio are not perfected, which may increase our credit losses.

Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased credit losses, decreased revenues, and decreased earnings. State and federal laws and regulations restrict our collection efforts. Most of our loan portfolio is secured, but a significant portion of such security interests have not been and will not be perfected. The amounts that we are able to recover from the repossession and sale of collateral typically does not cover the outstanding loan balance and costs of recovery. In cases where we repossess a vehicle securing a loan, we sell our repossessed automobile inventory through public sales conducted by independent automobile auction organizations after the required post-repossession waiting period. There is approximately a 30-day period between the time we repossess a vehicle or other property and the time it is sold at auction. In certain instances, we may sell repossessed collateral other than vehicles through our branches after the required post-repossession waiting period and appropriate receipt of valid bids. The proceeds we receive from such sales depend upon various factors, including the supply of, and demand for, used vehicles and other property at the time of sale. During periods of economic slowdown or recession, such as have existed in the United States for much of the past few years, there may be less demand for used vehicles and other property.

Further, a significant portion of our loan portfolio is not secured by perfected security interests, including small installment loans and furniture and appliance purchase loans. The lack of perfected security interests is one of several factors that may make it more difficult for us to collect on our loan portfolio. During 2012, net charge-offs as a percentage of average finance receivables on our small installment loans, which are typically secured by unperfected interests in personal property, were 9.2%, while net charge-offs as a percentage of average finance receivables for our large installment loans and automobile purchase loans, which are typically secured by perfected interests in an automobile or other vehicle, for the same periods were 5.0%. Additionally, for those of our loans which are unsecured, borrowers may choose to repay obligations under other indebtedness before repaying loans to us because such borrowers have no collateral at risk. Lastly, given the relatively small size of our loans, the costs of collecting loans may be high relative to the amount of the loan. As a result, many collection practices that are legally available, such as litigation, may be financially impracticable. These factors may increase our credit losses, which would have a material adverse effect on our results of operations and financial condition.

In addition, there is an inherent risk that a portion of the retail installment contracts that we hold will be in default or be subject to certain claims or defenses that the borrower may assert against the originator of the contract, or us as the holder of the contract. We face the risk that if high unemployment or adverse economic developments occur or continue in one or more of our markets, a large number of retail installment contracts will become defaulted. In addition, most of the borrowers under these contracts have some negative credit history. There can be no assurance that our allowance for credit losses will prove sufficient to cover actual losses in the future on these contracts.

Our policies and procedures for underwriting, processing, and servicing loans are subject to potential failure or circumvention, which may adversely affect our results of operations.

Most of our underwriting activities and our credit extension decisions are made at our local branches. We train our employees individually on-site in the branch to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management, and customer relations. Although we have standardized employee manuals, we primarily rely on our district supervisors, with oversight by our state vice presidents, branch auditors, and headquarters personnel, to train and supervise our branch employees, rather than centralized or standardized training programs. Therefore, the quality of training and supervision may vary from district to district and branch to branch depending upon the amount of time apportioned to training and supervision and individual interpretations of our operations policies and procedures. We cannot be certain that every loan is made in accordance with our underwriting standards and rules. We have in the past experienced some instances of loans extended that varied from our underwriting standards. Variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced.

In addition, underwriting decisions are based on information provided by customers and counterparties, the inaccuracy or incompleteness of which may adversely affect our results of operations. In deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of customers and counterparties, including financial information. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information. Our earnings and our financial condition could be negatively impacted to the extent the information furnished to us by and on behalf of customers and counterparties is not correct or complete.

If our estimates of credit losses are not adequate to absorb actual losses, our provision for credit losses would increase, which would adversely affect our results of operations.

We maintain an allowance for credit losses for all loans we make. To estimate the appropriate level of credit loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding, historical loan charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our reserves for doubtful accounts is based in large part on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate, housing foreclosures, and general economic uncertainty may affect our credit loss reserves, our provision may be inadequate. During fiscal 2012, our provision for credit losses was $27.8 million, and we had net charge-offs of $23.4 million related to losses on our loans. As of December 31, 2012, our finance receivables were $437.6 million. Maintaining the adequacy of our allowance for credit losses may require that we make significant and unanticipated increases in our provisions for credit losses, which would materially affect our results of operations. Our credit loss reserves, however, are estimates, and if actual credit losses are materially greater than our credit loss reserves, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses.

Interest rates on automobile purchase and furniture and appliance purchase loans are determined at competitive market interest rates and we may fail to adequately set interest rates, which may adversely affect our business.

In recent years, we have expanded our automobile purchase loan business and our furniture and appliance purchase loan business and we plan to continue to expand those businesses in the future. Unlike installment loans, which in certain states are typically made at or near the maximum interest rates permitted by law, automobile purchase loans and furniture and appliance purchase loans are often made at competitive market interest rates, which are governed by laws for installment sales contracts. We have limited experience in determining interest rates in these markets. If we fail to set interest rates at a level that adequately reflects the credit risks of our customers, or if we set interest rates at a level too low to sustain our profitability, our business, results of operations, and financial condition could be adversely affected.

Failure of third-party service providers upon which we rely could adversely affect our business.

We rely on certain third-party service providers. In particular, we currently rely on two key vendors to print and mail our live checks for our direct mail marketing campaigns. Our reliance on third parties such as these can expose us to risks. For example, an error by our previous live check vendor during 2010 resulted in checks being misdirected, requiring us in some cases to notify state regulators and to refund certain interest and fee amounts, and exposing us to increased credit risk. If any of our third-party service providers, including our live check vendors, are unable to provide their services timely and effectively, or at all, it could have a material adverse effect on our business, financial condition, and results of operations and cash flows.

We depend to a substantial extent on borrowings under our senior revolving credit facility to fund our liquidity needs.

We have a senior revolving credit facility committed through July 2015 that allows us to borrow up to $325.0 million, assuming we are in compliance with a number of covenants and conditions. As of December 31, 2012, the amount outstanding under our senior revolving credit facility was $292.4 million, and we had $32.6 million of remaining availability thereunder out of a total availability of $325.0 million based on our borrowing base as of December 31, 2012. During fiscal 2012, the maximum amount of borrowings outstanding under the facility at one time was $292.4 million. We use our senior revolving credit facility as a source of liquidity, including for working capital and to fund the loans we make to our customers. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional debt or equity in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us on favorable terms or at all. In addition, we cannot be certain that we will be able to replace the amended and restated senior revolving credit facility when it matures on favorable terms or at all. If any of these events occur, our business, results of operations, and financial condition could be adversely affected.

We are not insulated from the pressures and potentially negative consequences of the recent financial crisis and similar risks beyond our control that have and may continue to affect the capital and credit markets, the broader economy, the financial services industry, or the segment of that industry in which we operate.

Continued or worsening general business and economic conditions could have a material adverse effect on our business, financial position, results of operations, and cash flows, and may increase loan defaults and affect the value and liquidity of your investment.

Over the past few years, the global economy has experienced a significant recession, as well as a severe, ongoing disruption in the credit markets and a material and adverse effect on the jobs market and individual borrowers. While the United States economy may technically have come out of the recession, the recovery is fragile and may not be sustainable for any specific period of time, and could slip into an even more significant recession. Our financial performance generally, and in particular the ability of our borrowers to make payments on outstanding loans, is highly dependent upon the business and economic environments in the markets where we operate and in the United States as a whole.

During an economic downturn or recession, credit losses in the financial services industry generally increase and demand for credit products often decreases. Declining asset values, defaults on consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to decrease liquidity. As a result of these factors, some banks and other lenders have suffered significant losses, and the strength and liquidity of many financial institutions worldwide has weakened. Additionally, our loan servicing costs and collection costs may increase as we may have to expend greater time and resources on these activities. Our underwriting criteria, policies and procedures, and product offerings may not sufficiently protect our growth and profitability during a sustained period of economic downturn or recession. Any continued or further economic downturn will adversely affect the financial resources of our customers and may result in the inability of our customers to make principal and interest payments on, or refinance, the outstanding debt when due.

Conditions in the marketplace remain historically weak, and there can be no assurance that they will improve in the near term. Should such conditions worsen or continue to remain weak, they may adversely affect the credit quality of our loans. In the event of increased default by borrowers under the loans, our business, results of operations, and financial condition could be adversely affected.

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

In addition, the credit agreement imposes certain obligations on us relating to our underwriting standards, recordkeeping and servicing of our loans, and our loss reserves and charge-off policies. It also requires us to maintain certain financial ratios, including an interest coverage ratio and a borrowing base ratio (calculated as the ratio of our unsubordinated debt to the sum of our adjusted tangible net worth and our subordinated debt). If we were to breach any covenants or obligations under the credit agreement and such breaches were to result in an event of default, our lenders could cause all amounts outstanding to become due and payable, subject to applicable grace periods. This could trigger cross-defaults under any future debt instruments and materially and adversely affect our financial condition and ability to continue operating our business as a going concern. As of December 31, 2012, we were in material compliance with the covenants under our senior revolving credit facility.

If we lose the services of any of our key management personnel, our business could suffer.

Our future success significantly depends on the continued service and performance of our key management personnel. Competition for these employees is intense. The loss of the service of members of our senior management or key team members, including our state vice presidents, or the inability to attract additional qualified personnel as needed, could materially harm our business. Our success depends, in part, on the continued service of our President and Chief Operating Officer, C. Glynn Quattlebaum, who is 66 years old and is nearing the age of retirement.

We also depend on our district supervisors to supervise, train, and motivate our branch employees. These supervisors have significant experience with the Company and would be difficult to replace. If we lose a district supervisor to a competitor, we could be at risk of losing other employees and customers despite the confidentiality agreements and non-solicitation agreements we have entered into with each employee.

We rely on information technology products developed, owned, and supported by third parties, including our competitors.

We use a software package developed and owned by ParaData Financial Systems, or ParaData, a wholly owned subsidiary of World Acceptance Corporation, one of our primary competitors, to record, document, and manage our loans. Over the years we have tailored this software to meet our specific needs. We depend on the willingness and ability of ParaData to continue to provide customized solutions and support for our evolving products and business model. In the future, ParaData may not be able to modify the loan management software to meet our needs, or it could alter the program without notice to us or cease to adequately support it. ParaData could also decide in the future to refuse to provide support for its software to us on commercially reasonable terms, or at all. If any of these events were to occur, we would be forced to migrate to an alternative software package, which could materially affect our business, results of operations, and financial condition.

We rely on DealerTrack, Route One, Teledata Communications Inc., and other third-party software vendors to provide access to loan applications and/or screen applications. There can be no assurance that these third party providers will continue to provide us information in accordance with our lending guidelines or that they will continue to provide us lending leads at all. If this occurs, our credit losses, business, results of operations, and financial condition may be adversely affected.

Security breaches in our branches or failures in our information systems could adversely affect our financial conditions and results of operations.

Nearly all of our account payments occur at our branches, either in person or by mail, and frequently consist of cash payments, which we deposit at local banks throughout the day. This business practice exposes us daily to the potential for employee theft of funds or, alternatively, to theft and burglary due to the cash we maintain in the branch. Despite controls and procedures to prevent such losses, we have in the past sustained losses due to employee fraud and theft. In addition, our employees “field call” delinquent accounts by visiting the home or workplace of a delinquent borrower. Such visits may subject our employees to a variety of dangers, including violence, vehicle accidents, and other perils. A breach in the security of our branches or in the safety of our employees could result in employee injury and adverse publicity and could result in a loss of customer business or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We rely heavily on communications and information systems to conduct our business. Each branch is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis, and report revenues and expenses to our headquarters. Any failure, interruption, or breach in security of these systems, including any failure of our back-up systems, hardware failures, or an inability to access data maintained offsite, could result in failures or disruptions in our customer relationship management, general ledger, loan and other systems and could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Furthermore, we may not be able to detect immediately any such breach, which may increase the losses that we would suffer. In addition, our existing insurance policies would not reimburse us for all of the damages that we might incur as a result of a breach.

Security breaches, cyber-attacks, or fraudulent activity could result in damage to our operations or lead to reputational damage.

A security breach or cyber-attack of our computer systems could interrupt or damage our operations or harm our reputation. Despite the implementation of security measures, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems. If we were to experience a security breach or cyber-attack, we could be required to incur substantial costs and liabilities, including, among other things, the following:

•	expenses to rectify the consequences of the security breach or cyber-attack;

•	liability for stolen assets or information;

•	costs of repairing damage to our systems;

•	lost revenue and income resulting from any system downtime caused by such breach or attack;

•	increased costs of cyber security protection;

•	costs of incentives we may be required to offer to our customers or business partners to retain their business; and

•	damage to our reputation causing customers and investors to lose confidence in our company.

In addition, any compromise of security or a cyber-attack could deter consumers from entering into transactions that require them to provide confidential information to us. Further, if confidential customer information or information belonging to our business partners is misappropriated from our computer systems, we could be sued by those who assert that we did not take adequate precautions to safeguard our systems and confidential data belonging to our customers or business partners, which could subject us to liability and result in significant legal fees and expenses of defending these claims. As a result, any compromise of security of our computer systems or cyber-attack could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Our centralized headquarters’ functions are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, results of operations, and financial condition.

Our headquarters buildings are located in Greenville, South Carolina. Our information systems and administrative and management processes are primarily provided to our branches from this centralized location, and our separate data management facility is located in the same city, and these processes could be disrupted if a catastrophic event, such as a tornado, power outage, or act of terror, affected Greenville. Any such catastrophic event or other unexpected disruption of our headquarters or data management facility could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Regulation

Our business products and activities are strictly and comprehensively regulated at the local, state, and federal level. Changes in current laws and regulations or in the interpretation of such laws and regulations, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, results of operations, and financial condition.

Our business is subject to numerous local, state and federal laws and regulations. These regulations impose significant costs and limitations on the way we conduct and expand our business, and these costs and limitations may increase in the future if such laws and regulations are changed. These laws and regulations govern or affect, among other things:

•	the interest rates that we may charge customers;

•	terms of loans, including fees, maximum amounts, and minimum durations;

•	the number of simultaneous or consecutive loans and required waiting periods between loans;

•	disclosure practices, including posting of fees;

•	currency and suspicious activity reporting;

•	recording and reporting of certain financial transactions;

•	privacy of personal customer information;

•	the types of products and services that we may offer;

•	collection practices;

•	approval of licenses; and

•	locations of our branches.

Changes to statutes, regulations, or regulatory policies, including interpretation, implementation, and enforcement of statutes, regulations, or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products that we may offer and increasing the ability of competitors to offer competing financial services and products. Compliance with these regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. Because these laws and regulations are complex and often subject to interpretation, or because of a result of unintended errors, we may, from time to time, inadvertently violate these laws, regulations, and policies, as each is interpreted by our regulators. If we do not successfully comply with laws, regulations, or policies, our compliance costs could increase, our operations could be limited, and we may suffer damage to our reputation. If more restrictive laws, rules, and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult. Furthermore, changes in these laws and regulations could require changes in the way we conduct our business and we cannot predict the impact such changes would have on our profitability.

Our primary regulators are the state regulators for the states in which we operate: South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, and New Mexico. We operate each of our branches under licenses granted to us by these state regulators. State regulators may enter our branches and conduct audits of our records and practices at any time, with or without notice. If we fail to observe, or are not able to comply with, applicable legal requirements, we may be forced to discontinue certain product offerings, which could adversely impact our business, results of operations, and financial condition. In addition, violation of these laws and regulations could result in fines and other civil and/or criminal penalties, including the suspension or revocation of our branch licenses, rendering us unable to operate in one or more locations. All the states in which we operate have laws governing the interest rate and fees that we can charge and required disclosure statements, among other restrictions. Violation of these laws could involve penalties requiring the forfeiture of principal and/or interest and fees that we have charged. Depending on the nature and scope of a violation, fines and other penalties for noncompliance of applicable requirements could be significant and could have a material adverse effect on our business, results of operation, and financial condition.

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

Changes in laws and regulations or interpretations of laws and regulations could negatively impact our business, results of operations, and financial condition.

Although many of the laws and regulations applicable to our business have remained substantially unchanged for many years, the laws and regulations directly affecting our lending activities are under review and are subject to change, especially as a result of current economic conditions, changes in the make-up of the current executive and legislative branches, and the political focus on issues of consumer and borrower protection. In addition, consumer advocacy groups and various other media sources continue to advocate for governmental and regulatory action to prohibit or severely restrict various financial products, including the loan products we offer.

Any changes in such laws and regulations, or the implementation, interpretation, or enforcement of such laws and regulations, could force us to modify, suspend or cease part or, in the worst case, all of our existing operations. It is also possible that the scope of federal regulations could change or expand in such a way as to preempt what has traditionally been state law regulation of our business activities. The enactment of one or more of such regulatory changes could materially and adversely affect our business, results of operations, and prospects.

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

We maintain a relationship with our primary regulator in each of the states in which we operate, participate in national and state industry associations, and actively monitor the regulatory environment, and we are currently unaware of any specific proposal that would change the laws and regulations under which we operate in a manner material to our business.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations, such as local zoning regulations. Local zoning boards and other local governing bodies have been increasingly restricting the permitted locations of other consumer finance companies, such as payday lenders and pawn shops. Any future actions taken to require special use permits for, or impose other restrictions on, our ability to provide products could adversely affect our ability to expand our operations or force us to attempt to relocate existing branches. If we were forced to relocate any of our branches, in addition to the costs associated with the relocation, we may be required to hire new employees in the new areas, which may adversely impact the operations of those branches. Relocation of an existing branch may also hinder our collection abilities, as our business model relies on the location of our branches being close to where our customers live in order to successfully collect on outstanding loans.

Changes in laws or regulations may have a material adverse effect on all aspects of our business in a particular state and on our overall business, results of operations, and financial condition.

The Dodd-Frank Act authorizes the newly created Consumer Finance Protection Bureau, or the CFPB, to adopt rules that could potentially have a serious impact on our ability to offer short-term consumer loans and have a material adverse effect on our operations and financial performance.

Title X of the Dodd-Frank Act establishes the CFPB, which became operational on July 21, 2011. Under the Dodd-Frank Act, the CFPB has regulatory, supervisory, and enforcement powers over providers of consumer financial products that we offer, including explicit supervisory authority to examine and require registration of installment lenders such as ourselves. Included in the powers afforded to the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” or “abusive,” and hence unlawful. Specifically, the CFPB has the authority to declare an act or practice abusive if it, among other things, materially interferes with the ability of a consumer to understand a term or condition of a consumer financial product or service or takes unreasonable advantage of a lack of understanding on the part of the consumer of the product or service. Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as installment loans, should be a regulatory priority and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending or other products that we may offer materially less profitable or impractical. Further, the CFPB may target specific features of loans or loan practices, such as refinancings, by rulemaking that could cause us to cease offering certain products or engaging in certain practices. It is possible that the CFPB will adopt rules that specifically restrict refinancings of existing loans. Our refinancings of existing loans are divided into three categories: refinancings of loans in an amount greater than the original loan amount, renewals of existing loans that are current, and renewals of existing loans that are past due, which represented 15.0%, 32.4%, and 0.6%, respectively, of our loan originations in 2012. Any such rules could have a material adverse effect on our business, results of operation, and financial condition. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance. The Dodd-Frank Act also gives the CFPB the authority to examine and regulate entities it classifies as a “larger participant of a market for other consumer financial products or services.” The rule will likely cover only the largest installment lenders. We do not yet know whether the definition of larger participant will cover us.

In addition to the Dodd-Frank Act’s grant of regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from a maximum of $5,000 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $25,000 per day for reckless violations and $1 million per day for knowing violations. If we are subject to such administrative proceedings, litigation, orders, or monetary penalties in the future, this could have a material adverse effect on our operations and financial performance. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials find that we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

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

Rising health care costs and continuing uncertainties concerning the effect of implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 and similar laws may have a material adverse effect on our business and financial performance.

Despite our efforts to control costs while still providing competitive health care benefits to our employees, significant increases in health care costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective. In March 2010, the federal Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 became law. While we have performed an initial analysis regarding the anticipated impact of these laws on our cost structure, we may be unable to accurately predict the impact of this federal health care legislation on our health care benefit costs due to continued uncertainty with respect to implementation of such legislation. Significant increases in costs due either to the PPACA or general health care cost increases could adversely impact our operating results, as there is no assurance that we would be able to absorb and/or pass through the costs of such legislation.

Our stock price or results of operations could be adversely affected by media and public perception of installment loans and of legislative and regulatory developments affecting activities within the installment lending sector.

Consumer advocacy groups and various media sources continue to criticize alternative financial services providers (such as payday and title lenders, check advance companies, and pawnshops). These critics frequently characterize such alternative financial services providers as predatory or abusive toward consumers. If these persons were to criticize the products that we offer, it could result in further regulation of our business. Furthermore, our industry is highly regulated, and announcements regarding new or expected governmental and regulatory action in the alternative financial services sector may adversely impact our stock price and perceptions of our business even if such actions are not targeted at our operations and do not directly impact us.

Risks Related to the Ownership of Our Common Stock

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.

The market price of shares of our common stock may continue to be volatile, which could cause the value of your investment to decline.

The market price of our common stock has been highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments, adverse publicity about the industries we participate in, or individual scandals, and in response the market price of shares of our common stock could decrease significantly.

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

We intend to retain future earnings, if any, for future operation, expansion, and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors (the “Board”). Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior revolving credit facility. As a result, investors may need to rely on sales of their common stock after price appreciation, which may not occur, as the only way to realize future gains on their investment.

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, or otherwise.

We have approximately 987.5 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 950,000 shares for issuance under our 2011 Stock Plan, and we have 552,500 shares available for issuance under the 2011 Stock Plan, as of March 8, 2013. Any common stock that we issue, including under our 2011 Stock Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders.

Concentration of ownership among our existing executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.

Upon completion of our initial public offering, our executive officers, directors and their affiliates controlled approximately 65.9% of our common stock. Accordingly, these stockholders have substantial influence over election of the members of our Board, and thereby have substantial influence over our management and affairs. In addition, they have substantial influence over the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of our Board or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. We are a party to an amended and restated shareholders agreement with these stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements (including the omission of a compensation discussion and analysis), and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result of these exemptions, our stockholders may not have access to certain information that they may deem important.

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

We are a “controlled company” within the meaning of the New York Stock Exchange rules and qualify for and rely on exemptions from certain corporate governance requirements.

Certain of our stockholders control a majority of the combined voting power of all classes of our voting stock, and we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including (1) the requirement that a majority of the Board consist of independent directors, (2) the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We rely on these exemptions. As a result, we do not have a majority of independent directors and our compensation and nominating and corporate governance committees do not consist entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by our affiliates.

Certain of our stockholders and their affiliates are in the business of providing buyout capital and growth capital to developing companies and may acquire interests in businesses that directly or indirectly compete with certain portions of our business. Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us, on the one hand, and certain of our stockholders, on the other hand. As set forth in our amended and restated certificate of incorporation, neither such stockholders, nor any director, officer, stockholder, member, manager, or employee of such stockholders, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Therefore, a director or officer of our company who also serves as a director, officer, member, manager, or employee of such stockholders may pursue certain acquisition opportunities that may be complementary to our business and, as a result, such acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by such stockholders to themselves or their other affiliates instead of to us.

The requirements of being a public company may strain our resources and distract our management.

As a public company, we are subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff, and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational, and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal, and administrative personnel, increased auditing and legal fees, and similar expenses.

Anti-takeover provisions in our charter documents and applicable state law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board. Among other things, these provisions:

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

•

provide that the Board is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 80% or more of all of the outstanding shares of our capital stock entitled to vote; and

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

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our home office buildings are located in Greenville, South Carolina. Of the approximately 14,000 total square feet comprising our home office buildings, we own 8,500 square feet and we lease 5,500 square feet. Our $1,500,000 line of credit is secured by a mortgage on the portion of this property that we own. Each of our 225 branches, as of March 1, 2013, is leased under fixed term lease agreements. As of March 1, 2013, our branches are located throughout South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, New Mexico, and Georgia, and the average branch size is approximately 1,400 square feet.

In the opinion of management, our properties have been well-maintained, are in sound operating condition, and contain all equipment and facilities necessary to operate at present levels. We believe all of our facilities are suitable and adequate for our present purposes. Our only reportable segment, which is our consumer finance segment, uses the properties described in this Item 2, “Properties.”

ITEM 3.	LEGAL PROCEEDINGS.

We are involved in various legal proceedings and related actions that have arisen in the ordinary course of our business that have not been fully adjudicated. Our management does not believe that these matters, when ultimately concluded and determined, will have a material adverse effect on our financial condition, liquidity, or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the New York Stock Exchange, or the NYSE, under the symbol “RM” since March 28, 2012. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low intra-day sale prices of our common stock on the NYSE. The last reported sale price of our common stock on the NYSE on March 8, 2013 was $18.88 per share.

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter (from March 28, 2012)	$17.72	$16.18
Second Quarter	17.94	12.84
Third Quarter	18.15	14.80
Fourth Quarter	18.27	14.70

Holders

As of March 8, 2013, there were 11 registered holders of our common stock and approximately 567 beneficial holders of our common stock.

Dividend Policy

We did not pay any dividends in fiscal 2012 or fiscal 2011. We have no current plans to pay any dividends on our common stock for the foreseeable future and instead currently intend to retain earnings, if any, for future operations and expansion and debt repayment.

The declaration, amount, and payment of any future dividends on shares of common stock will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board may deem relevant. In addition, our amended and restated senior revolving credit facility includes a restricted payment covenant, which restricts our ability to pay dividends on our common stock. See Note 9 to the Notes to our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2012.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation	589,622	(1)	5.4623	447,790	(1)
Plans Approved by Security Holders	310,000	(2)	15.00	640,000	(2)
Equity Compensation
Plans Not Approved by Security Holders	—		—	—
Total:	899,622		8.75	1,087,790

(1)	Regional Management Corp. 2007 Management Incentive Plan, as amended. Upon completion of our initial public offering in March 2012, we no longer intend to grant awards under the Regional Management Corp. 2007 Management Incentive Plan.
(2)	Regional Management Corp. 2011 Stock Incentive Plan, as amended. At March 8, 2013, 552,500 shares remain available for issuance under the Regional Management Corp. 2011 Stock Incentive Plan, which allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, unrestricted shares, restricted shares, restricted stock units, and awards that are valued in whole or in part by reference to, or otherwise based on the fair market value of shares, including performance-based awards.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Act.

The following graph shows a comparison from March 28, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2012, of the cumulative total return for our common stock, the NYSE Composite Index, and the NYSE Financial Sector Index. The graph assumes that $100 was invested at the market close on March 28, 2012, in the common stock of the Company, the NYSE Composite Index, and the NYSE Financial Sector Index, and data for the NYSE Composite Index and the NYSE Financial Sector Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated historical financial data set forth below for the years ended December 31, 2008, 2009, 2010, 2011, and 2012 are derived from audited consolidated financial statements. We derived the selected historical consolidated statement of income data for each of the years ended December 31, 2010, 2011, and 2012 and the selected historical consolidated balance sheet data as of December 31, 2011 and 2012 from our audited consolidated financial statements, which appear in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have derived the selected historical consolidated statement of income data for each of the years ended December 31, 2008 and 2009 and the selected historical consolidated balance sheet data as of December 31, 2008, 2009 and 2010 from our audited financial statements, which do not appear elsewhere in this Annual Report on Form 10-K.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	YEAR ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Revenue:
Interest and fee income	$119,235	$91,303	$74,218	$63,590	$58,471
Insurance income, net, and other income	16,811	13,916	12,614	9,224	8,271

Total revenue	136,046	105,219	86,832	72,814	66,742
Expenses:
Provision for credit losses(1)	27,765	17,854	16,568	19,405	17,376
General and administrative expenses	55,288	40,634	33,347	29,052	27,822
Consulting and advisory fees(2)	1,451	975	1,233	1,263	1,644
Interest expense:
Senior and other debt	10,580	8,306	5,720	4,914	7,439
Mezzanine debt(2)	1,030	4,037	4,342	3,835	3,706

Total interest expense	11,610	12,343	10,062	8,749	11,145

Total expenses	96,114	71,806	61,210	58,469	57,987

Income before taxes	39,932	33,413	25,622	14,345	8,755
Income taxes	14,565	12,169	9,178	4,472	2,276

Net income	$25,367	$21,244	$16,444	$9,873	$6,479

Earnings per Share Data:
Basic earnings per share	$2.17	$2.28	$1.76	$1.06	0.69
Diluted earnings per share	$2.12	$2.21	$1.70	$1.03	0.68
Weighted average shares used in computing basic earnings per share	11,694,924	9,336,727	9,336,727	9,336,727	9,336,727
Weighted average shares used in computing diluted earnings per share	11,980,748	9,620,967	9,669,618	9,590,564	9,482,604
Consolidated Balance Sheet Data (at period end):
Finance receivables(3)	$437,559	$306,594	$247,246	$214,909	$192,289
Allowance for credit losses(1)	(23,616)	(19,300)	(18,000)	(18,441)	(15,665)

Net finance receivables(4)	$413,943	$287,294	$229,246	$196,468	$176,624
Total assets	434,991	304,150	241,358	214,447	192,502
Total liabilities	304,422	239,271	197,914	187,807	176,095
Temporary equity(5)	—	12,000	12,000	12,000	12,000
Total stockholders’ equity	130,569	52,879	31,444	14,640	4,407

(1)	As of January 1, 2010, we changed our credit loss allowance methodology for small installment loans to determine the allowance using losses from the trailing eight months, rather than the trailing nine months, to more accurately reflect the average life of our small installment loans. The change from nine to eight months of average losses reduced the loss allowance for small installment loans by $1.1 million as of January 1, 2010, and reduced the provision for credit losses by $451,000 for 2010.
(2)	On March 21, 2007, Palladium Equity Partners III, L.P. and Parallel 2005 Equity Fund, LP (which we sometimes refer to herein as our “sponsors”) acquired the majority of our outstanding common stock. In connection with the acquisition transaction, we issued $25.0 million of mezzanine debt at an interest rate of 18.375%, plus related fees, which we refinanced in 2007 and again in 2010 with Palladium Equity Partners III, L.P. and certain of our individual owners. Additionally, we paid the sponsors annual advisory fees of $675,000, in the aggregate and paid certain individual owners annual consulting fees of $450,000 in the aggregate, in each case, plus certain expenses. Following the closing of our initial public offering on April 2, 2012, we repaid the mezzanine debt in full with proceeds from the initial public offering and we terminated the consulting and advisory agreements following the payment of certain termination fees.
(3)	Finance receivables equal the total amount due from the customer, net of unearned finance charges and insurance premiums and commissions.
(4)	Net finance receivables equal the total amount due from the customer, net of unearned finance charges, insurance premiums and commissions, and allowance for credit losses.
(5)	That certain Shareholders Agreement, among us and certain of our stockholders, dated March 21, 2007, as amended on March 12, 2012, provided that the individual owners had the right to put their stock back to us if an initial public offering did not occur by May 21, 2012. We valued the put option at the original purchase price of $12.0 million. The put option terminated upon the consummation of our initial public offering.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the risks set forth elsewhere in this Annual Report on Form 10-K. The forward-looking information we have provided in this Annual Report on Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 221 locations in the states of South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, and New Mexico as of December 31, 2012. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, furniture and appliance retailers, and our consumer website. We operate an integrated branch model in which all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Installment Loans – As of December 31, 2012, we had approximately 181,000 small installment loans outstanding, representing $190.3 million in finance receivables.

•	Large Installment Loans – As of December 31, 2012, we had approximately 19,000 large installment loans outstanding, representing $57.4 million in finance receivables.

•	Automobile Purchase Loans – As of December 31, 2012, we had approximately 18,000 automobile purchase loans outstanding, representing $159.8 million in finance receivables.

•	Furniture and Appliance Purchase Loans – As of December 31, 2012, we had approximately 27,000 furniture and appliance purchase loans outstanding, representing $30.0 million in finance receivables.

•	Insurance Products – We offer our customers optional payment protection insurance options relating to many of our loan products.

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

Initial Public Offering

Our initial public offering closed on April 2, 2012, at which time we sold 3,150,000 shares of our common stock and received cash proceeds of approximately $39.8 million, net of underwriting discounts and commissions of $4.2 million and other offering expenses of $3.3 million. We used the proceeds of the offering to pay a portion of our indebtedness. We are incurring lower amounts of interest expense from the reduction of debt resulting from our initial public offering, as described in “Unaudited Pro Forma Consolidated Financial Information” below.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees from our loan products is largely driven by the number of loans that we originate. Average finance receivables grew 11.9% from $193.0 million in 2009 to $216.0 million in 2010, grew 22.2% to $264.0 million in 2011, and grew 36.2% to $359.7 million in 2012. We originated or purchased 120,900; 67,300; and 55,300 new loans during 2012, 2011, and 2010, respectively. We source our loans through our branches and our live check program, as well as through automobile dealerships and furniture and appliance retailers that partner with us. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened or acquired 51, 36, and 17 new branches in 2012, 2011, and 2010, respectively. Our 2013 plans include opening 35 to 45 de novo branch locations, which is a 15.8% to 20.4% increase in our branch network. We have the opportunity to add as many as 800 additional branches over time in the states in which it is favorable for us to conduct business, and we have plans to continue to grow our branch network.

Product Mix. We offer a number of different loan products, including small installment loans, large installment loans, automobile purchase loans, and furniture and appliance purchase loans. We charge different interest rates and fees and are exposed to different credit risks with respect to the various types of loans we offer. For example, in recent years, we have sought to increase our product diversification by growing our automobile purchase and furniture and appliance purchase loans, which have lower interest rates and fees than our small and large installment loans but also have lower charge-off rates. Our product mix also varies to some extent by state. For example, small installment loans make up a smaller percentage of our loan portfolio in North Carolina than in the other states in which we operate because customers find the rate structure in North Carolina to be more favorable for larger loans. Small installment loans make up a larger percentage of our loan portfolio in Texas than our other loan products because customers find the rate structure in Texas to be more favorable for small installment loans. However, we expect to continue to diversify our product mix in the future.

Asset Quality. Our results of operations are highly dependent upon the quality of our asset portfolio. We recorded a $27.8 million provision for credit losses during 2012 (or 7.7% as a percentage of average finance receivables), a $17.9 million provision for credit losses during 2011 (or 6.8% as a percentage of average finance receivables), and a $16.6 million provision for credit losses during 2010 (or 7.7% as a percentage of average finance receivables). The quality of our asset portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent portfolio oversight, and respond to changing economic conditions as we grow our loan portfolio.

Allowance for Credit Losses. We evaluate losses in each of our four categories of loans in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of December 31, 2012 and December 31, 2011:

	As of December 31, 2012			As of December 31, 2011
	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
	(Dollars in thousands)
Small Installment Loans	$190,339	$11,369	6.0%	$130,257	$8,838	6.8%
Large installment loans	57,428	2,753	4.8%	36,938	2,448	6.6%
Automobile purchase loans	159,837	8,424	5.3%	128,660	7,618	5.9%
Furniture and appliance purchase loans	29,955	1,070	3.6%	10,739	396	3.7%

Total	$437,559	$23,616	5.4%	$306,594	$19,300	6.3%

The allowance for credit losses as a percentage of related finance receivables decreased in 2012 due to good performance in the loan categories. We believe the reduction is appropriate based on all the factors considered in establishing the allowance for credit losses.

The allowance for small installment loans uses the most recent eight months of net charge-offs as a percentage of the average of the most recent month-end balance of loans as a key data point in estimating the allowance. The allowance for each other loan type is based on the most recent 12 months of net charge-offs as a percentage of the average of the most recent month-end balance of loans as a key data point for estimating the allowance. We believe that the primary underlying factor driving the provision for credit losses for each of these loan types is the same: general economic conditions in the areas in which we conduct business. In addition, gasoline prices and the market for repossessed automobiles at auction are an additional underlying factor that we believe influences the provision for credit losses for automobile purchase loans and, to a lesser extent, large installment loans. We monitor these factors, the monthly trend of delinquencies, and the slow file (which consists of all loans one or more days past due) to identify trends that might require an increased provision, and we modify the provision for credit losses accordingly.

Interest Rates. Our costs of funds are affected by changes in interest rates, and the interest rate that we pay on our senior revolving credit facility is a floating rate. Although we have purchased interest rate caps to protect a notional amount of $150.0 million of our outstanding senior revolving credit facility should the three-month LIBOR exceed 6.0%, our cost of funding will increase if LIBOR increases.

Efficiency Ratio. One of our key operating metrics is our efficiency ratio, which is calculated by dividing the sum of general and administrative expenses by total revenue. Our efficiency ratio was 40.6% in 2012, compared to 38.6% in 2011. The increase in the ratio in 2012 reflects the additional personnel and other costs of being a public company. However, over the next several years, we expect the efficiency ratio will improve slowly as we leverage our expenses over an ever-increasing branch network.

Components of Results of Operations

Interest and Fee Income. Our interest and fee income consists primarily of interest earned on outstanding loans. We cease accruing interest on a loan when the customer is contractually past due 90 days. Interest accrual resumes when the customer makes at least one full payment and the account is less than 90 days contractually past due.

Loan fees are additional charges to the customer, such as loan origination fees, acquisition fees, and maintenance fees, as permitted by state law. The fees may or may not be refundable to the customer in the event of an early payoff, depending on state law. Fees are accreted to income over the life of the loan on the constant yield method and are included in the customer’s truth in lending disclosure.

Insurance Income. Our insurance income consists of revenue from the sale of various optional credit insurance products and other payment protection options offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. The type and terms of our optional credit insurance products vary from state to state based on applicable laws and regulations. We offer optional credit life insurance, credit accident and health insurance, and involuntary unemployment insurance. We require property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party (such as homeowners or renters insurance) in lieu of purchasing property insurance from us. We also require proof of liability and collision insurance for any vehicles securing loans, and we obtain property insurance on behalf of customers who permit their other insurance coverage to lapse.

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on paid out or renewed loans). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums to RMC Reinsurance as earned. As of December 31, 2012, we had pledged a $1.3 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment (except in North Carolina, which does not permit late charges on direct consumer loans). Other income also includes fees for extending the due date of a loan and returned check charges. Due date extensions are only available to a customer once every thirteen months, are available only to customers who are current on their loans, and must be approved by personnel at our headquarters. Less than 1% of scheduled payments were deferred in 2012.

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we judge as sufficient to maintain an allowance for credit losses at an adequate level to provide for losses on the related finance receivables portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that accurately reflects our estimates of losses in our loan portfolio. Therefore, changes in our charge-off rates may result in changes to our provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance.

General and Administrative Expenses. Our general and administrative expenses are comprised of four categories: personnel, occupancy, advertising, and other. We typically measure our general and administrative expenses as a percentage of total revenue, which we refer to as our “efficiency ratio.”

Our personnel expenses are the largest component of our general and administrative expenses and consist primarily of the salaries, bonuses, and benefits associated with all of our branch, field, and headquarters employees, and related payroll taxes. In connection with our initial public offering that closed in April 2012, we granted awards of stock options to purchase an aggregate of 280,000 shares of our common stock to our executive officers and directors and stock options to purchase an aggregate of 30,000 shares to other employees, each pursuant to the Regional Management Corp. 2011 Stock Incentive Plan (the “2011 Stock Plan”). Each stock option has an exercise price equal to the initial public offering price of $15.00 per share and vest in five equal annual installments beginning on the first anniversary of the grant date. Deferred stock-based compensation expense equal to the grant-date fair value of the stock options issued of $2.8 million is being recognized as compensation expense over the vesting period.

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

Other expenses consist primarily of various other expenses, including legal, audit, office supplies, credit bureau charges, and postage. In addition, for a discussion regarding how risks and uncertainties associated with the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Item 1A, “Risk Factors.”

Our general and administrative expenses have increased as a result of the additional legal, accounting, insurance, and other expenses associated with being a public company.

Consulting and Advisory Fees. Consulting and advisory fees consist of amounts payable to Palladium Equity Partners III, L.P. and Parallel 2005 Equity Fund, LP (which we sometimes refer to herein as our “sponsors”) and certain former major stockholders, who were members of our management before our acquisition by the sponsors, pursuant to certain agreements that were terminated in connection with our initial public offering that closed in April 2012.

Interest Expense. Our interest expense consists primarily of interest payable and amortization of debt issuance costs in respect of borrowings under our senior revolving credit facility and our mezzanine debt, which was repaid with the proceeds of our initial public offering. Interest expense also includes costs attributable to the interest rate caps we enter into to manage our interest rate risk and unused line fees. Changes in the fair value of the interest rate cap are reflected in interest expense for the senior revolving credit facility and other debt.

Income Taxes. Income taxes consist primarily of state and federal income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future tax rate changes are recognized in the period when the enactment of new rates occurs.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Year Ended December 31,
	2012		2011		2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Interest and fee income	$119,235	87.6%	$91,303	86.8%	$74,218	85.5%
Insurance income, net	10,820	8.0%	9,247	8.8%	8,252	9.5%
Other income	5,991	4.4%	4,669	4.4%	4,362	5.0%

Total revenue	136,046	100.0%	105,219	100.0%	86,832	100.0%

Expenses:
Provision for credit losses	27,765	20.4%	17,854	17.0%	16,568	19.4%
General and administrative expenses
Personnel	33,366	24.5%	25,462	24.2%	20,744	23.9%
Occupancy	8,655	6.4%	6,527	6.2%	5,165	5.9%
Advertising	2,767	2.0%	2,056	2.0%	2,027	2.3%
Other	10,500	7.7%	6,589	6.3%	5,411	5.9%
Consulting and advisory fees	1,451	1.1%	975	0.9%	1,233	1.4%
Interest expense
Senior revolving credit facility and other notes payable	10,580	7.8%	8,306	7.9%	5,720	6.6%
Mezzanine debt-related parties	1,030	0.8%	4,037	3.8%	1,427	1.6%
Mezzanine debt-third parties	—	—	—	—	2,915	3.4%

Total interest expense	11,610	8.5%	12,343	11.7%	10,062	11.6%

Total expenses	96,114	70.6%	71,806	68.2%	61,210	70.5%

Income before taxes	39,932	29.4%	33,413	31.8%	25,622	29.5%
Income taxes	14,565	10.7%	12,169	11.6%	9,178	10.6%

Net income	$25,367	18.6%	$21,244	20.2%	$16,444	18.9%

Regional Management Corp.

Selected Financial Data

Years Ended December 31, 2012 and 2011

(Unaudited)

(Dollars in thousands)

	Components of Increase in Interest Income Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$12,675	$(1,672)	$11,003
Large installment loans	6,521	885	7,406
Automobile purchase loans	7,259	(803)	6,456
Furniture and appliance purchase loans	2,735	332	3,067

Total increase in interest income	$29,190	$(1,258)	$27,932

	Components of Increase in Interest Income Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$7,557	$1,614	$9,171
Large installment loans	485	351	836
Automobile purchase loans	5,956	374	6,330
Furniture and appliance purchase loans	807	(59)	748

Total increase in interest income	$14,805	$2,280	$17,085

	Loans Originated (1) Years Ended December 31,
	2012	2011
Small installment loans	$438,154	$328,098
Large installment loans	83,094	58,155
Automobile purchase loans	127,922	118,856
Furniture and appliance purchase loans	36,611	14,518

Total finance receivables	$685,781	$519,627

	Years Ended December 31,
	2012		2011
	Amount	Percentage of Average Finance Receivables	Amount	Percentage of Average Finance Receivables
Net charge-offs as a percentage of average finance receivables	$23,449	6.5%	$16,554	6.3%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for credit losses	$27,765	20.4%	$17,854	17.0%
General and administrative expenses	$55,288	40.6%	$40,634	38.6%

	Finance Receivables Years Ended December 31,
	2012	2011
Small installment loans	$190,339	$130,257
Large installment loans	57,428	36,938
Automobile purchase loans	159,837	128,660
Furniture and appliance purchase loans	29,955	10,739

Total finance receivables	$437,559	$306,594

	Years Ended December 31,
	2012		2011
	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables
Allowance for credit losses	$23,616	5.4%	$19,300	6.3%
Over 90 days contractually delinquent	$11,101	2.5%	$5,220	1.7%
Over 180 days contractually delinquent	$1,989	0.5%	$1,346	0.4%
Number of branches at period end (2)	221		170

(1)	Represents gross balance of loan originations, including unearned finance charges
(2)	Includes the 19 branches retained following the acquisition of the assets of two consumer loan companies in the state of Alabama

Comparison of the Year Ended December 31, 2012, Versus the Year Ended December 31, 2011

Net Income and Revenue. Net income increased $4.1 million, or 19.4%, to $25.4 million in 2012, from $21.2 million in 2011. Total revenues increased $30.8 million during 2012, a 29.3% increase over 2011. The increase in 2012 revenues and net income is attributable to strong loan growth in existing branches, combined with the opening of 32 additional branches and the acquisition of 19 net new branches in Alabama.

Interest and Fee Income. Interest and fee income increased $27.9 million, or 30.6%, to $119.2 million in 2012, from $91.3 million in 2011. The increase in interest and fee income was due primarily to a 36.2% increase in average finance receivables during the year, offset by a decrease in the average yield on loans from 34.6% to 33.2%. The following table sets forth the portions of the increase in interest and fee income attributable to changes in the finance receivables balance and average yield for each of our products for 2012, compared to 2011 (dollars in thousands):

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$12,675	$(1,672)	$11,003
Large installment loans	6,521	885	7,406
Automobile purchase loans	7,259	(803)	6,456
Furniture and appliance purchase loans	2,735	332	3,067

Total	$29,190	$(1,258)	$27,932

The following is a discussion of the changes by product type:

•

Small Installment Loans – Small installment loans (loans with an original principal balance of $2,500 or less) outstanding increased by $60.1 million, or 46.1%, to $190.3 million at December 31, 2012, from

$130.3 million at December 31, 2011. Our live check campaigns drove significant loan growth in existing and new branches. Customers with higher credit scores were offered lower rates which reduced the yield late in the year. In addition, the growth in receivables at the new branches opened in 2012 contributed to the growth in overall small installment loans outstanding.

•

Large Installment Loans – Large installment loans outstanding increased by $20.5 million, or 55.5%, to $57.4 million at December 31, 2012, from $36.9 million at December 31, 2011. The increase is primarily due to the acquisition of assets from two consumer loan companies in Alabama.

•

Automobile Purchase Loans – Automobile purchase loans outstanding increased by $31.2 million, or 24.2%, to $159.8 million at December 31, 2012, from $128.7 million at December 31, 2011. The increase in automobile purchase loans outstanding was principally due to our increased emphasis on such loans, including our new initiatives relating to indirect lending through our AutoCredit Source branches. The addition in recent years of indirect lending at a lower interest rate has slightly lowered the overall yield of our automobile purchase loan category.

•

Furniture and Appliance Purchase Loans – Furniture and appliance purchase loans outstanding increased $19.2 million, or 178.9%, to $30.0 million at December 31, 2012, from $10.7 million at December 31, 2011. The increase in furniture and appliance purchase loans outstanding resulted from the additional relationships we established with new furniture and appliance retailers, as well as an expansion of volume through our existing relationships.

Insurance Income. Insurance income increased $1.6 million, or 17.0%, to $10.8 million in 2012 from $9.2 million in 2011. However, insurance income as a percentage of average finance receivables decreased from 3.5% to 3.0%. The decline is primarily attributable to the increase in indirect automobile purchase and furniture and appliance purchase loans where we do not have the opportunity to discuss our insurance offerings with the customer.

Other Income. Other income increased $1.3 million, or 28.3%, to $6.0 million in 2012 from $4.7 million in 2011. The largest component of other income is late charges, which increased $1.0 million, or 31.9%, to $4.2 million in 2012 from $3.2 in 2011.

In 2012 and 2011, we recognized $345,000 and $453,000, respectively, of revenue from the preparation of income tax returns. The Company no longer provides these services.

Provision for Credit Losses. Our provision for credit losses increased $9.9 million, or 55.5%, to $27.8 million in 2012 from $17.9 million in 2011. The increase in the provision was made in recognition of growth in the loan portfolio. Net loans charged-off were 6.5% and 6.3% of average finance receivables for 2012 and 2011, respectively.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, advertising, and other expenses, increased $14.7 million, or 36.1%, to $55.3 million during 2012 from $40.6 million in 2011. This increase was primarily the result of adding 51 branches to our network. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 40.6% in 2012 from 38.6% in 2011.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $7.9 million, or 31.0%, to $33.4 million in 2012 from $25.5 million for 2011. This increase is primarily attributable to the number of new branches opened. At December 31, 2011, we had 170 branches; whereas, at December 31, 2012 we had 221 branches. However, personnel costs as a percentage of average finance receivables declined to 9.3% for 2012 from 9.6% in 2011.

Occupancy. Occupancy expenses increased $2.1 million, or 32.6%, to $8.7 million in 2012 from $6.5 million in 2011. The increase in occupancy expenses is the result of 51 additional branches at December 31, 2012, compared to December 31, 2011. Additionally, we frequently experience increases in rent as we renew existing leases.

Advertising. Advertising expenses increased $711,000, or 34.6%, to $2.8 million in 2012 from $2.1 million in 2011. The increase in advertising expenses was due primarily to an increase in the volume of our live check campaigns.

Other Expenses. Other expenses increased $3.9 million, or 59.4%, to $10.5 million in 2012 from $6.6 million in 2011. The increase was due primarily to costs associated with the acquisition of the assets of two consumer loan companies in Alabama, the addition of 51 new branches, and costs associated with being a public company.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $2.3 million, or 27.4%, to $10.6 million in 2012 from $8.3 million in 2011. The average cost of our senior revolving credit facility decreased by 22 basis points from 4.76% for the year ended December 31, 2011 to 4.54% for the year ended December 31, 2012. The primary difference was the mix between our LIBOR-based portion of the loan and the prime interest rate portion of the loan and the reduction in the unused line fee as the amount outstanding increased. The increase in interest in 2012 was due primarily to higher average outstanding debt balances.

Consulting and Advisory Fees. The consulting and advisory fees paid to related parties increased $476,000 to $1.5 million in 2012 from $975,000 in 2011. The increase in advisory and consulting fees is attributable to the termination fees payable to the sponsors and former majority stockholders at closing of the initial public offering in April 2012. These fee agreements terminated with the closing of the initial public offering.

Income Taxes. Income taxes increased $2.4 million, or 19.7%, to $14.6 million in 2012 from $12.2 million compared to 2011. The increase in income taxes was due to an increase in our net income before taxes.

Comparison of the Year Ended December 31, 2011, Versus the Year Ended December 31, 2010

Income and Revenue. Net income increased to $21.2 million for 2011, or 29.2%, from 2010. Operating income (revenue less provision for credit losses and general and administrative expenses) increased approximately $9.8 million, or 26.6%, in 2011. Total revenues increased to $18.4 million during 2011, a 21.2% increase over the $86.8 million of total revenues for 2010. The increase is attributable to the opening of 33 additional branches and the acquisition of 3 net new branches in 2011.

Interest and Fee Income. Interest and fee income increased $17.1 million, or 23.0%, to $91.3 million in 2011 from $74.2 million in 2010. The increase in interest and fee income was due primarily to a 22.2% increase in average finance receivables in 2011 as compared to 2010 and an increase in the average yield on loans from 34.4% to 34.6%. The following table sets forth the portions of the increase in interest and fee income attributable to changes in the finance receivables balance and average yield for each of our products for 2011, compared to 2010 (dollars in thousands):

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$7,557	$1,614	$9,171
Large installment loans	485	351	836
Automobile purchase loans	5,956	374	6,330
Furniture and appliance purchase loans	807	(59)	748

Total	$14,805	$2,280	$17,085

Insurance Income. Insurance income increased $995,000, or 12.1%, to $9.2 million in 2011 from $8.3 million in 2010. Insurance income as a percentage of average finance receivables declined from 3.8% to 3.5% in 2011. In 2010, our insurance partner refunded $570,000 to us. Without this refund, insurance income in 2010 would have been 3.6% of average finance receivables. We expect that insurance income as a percentage of average finance receivables will decline with the growth of our indirect automobile purchase loan and furniture and appliance purchase loan businesses as they do not provide us the opportunity to offer insurance products to customers.

Other Income. Other income increased $307,000, or 7.0%, to $4.7 million in 2011 from $4.4 million in 2010. The largest component of other income is late charges, which increased $353,000, or 12.6%, to $3.2 million in 2011 from $2.8 million in 2010 as a result of our higher average finance receivables in 2011. However, late charges as a percentage of average finance receivables declined slightly in 2011 as compared to 2010 as a result of lower loan delinquencies in 2011.

In 2010 and 2011, we recognized $500,000 and $453,000, respectively, of revenue from the preparation of income tax returns.

Provision for Credit Losses. Our provision for credit losses increased $1.3 million, or 7.8%, to $17.9 million in 2011 from $16.6 million in 2010. The increase in the provision for credit losses in 2011 resulted from the growth in average finance receivables, particularly the automobile purchase loan portfolio. In 2011, automobile purchase loans grew by $35.4 million, compared to a growth of $10.0 million in 2010. Net charge-offs for 2011 were $16.6 million, or 6.3% of average finance receivables, down from $17.0 million, or 7.9% of average finance receivables, in 2010.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, advertising, and other expenses, increased $7.3 million, or 21.9%, to $40.6 million during 2011 from $33.3 million in 2010. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 38.6% in 2011 from 38.4% in 2010.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $4.7 million, or 22.7%, to $25.5 million in 2011 from $20.7 million for 2010. This increase is primarily attributable to the addition of 36 branches in 2011. Personnel costs as a percentage of average finance receivables remained constant at 9.6% in 2011 and 2010. Personnel costs increase with the opening of new branches as we frequently hire branch managers one to three months in advance of opening the branch. This time is spent training managers in another branch prior to opening the branch for which they were hired.

Occupancy. Occupancy expenses increased $1.4 million, or 26.4%, to $6.5 million in 2011 from $5.2 million in 2010. The increase in occupancy expenses is the result of adding additional branches and the associated rent and utility costs of those branches.

Advertising. Advertising expenses increased $29,000, or 1.4%, to $2.1 million in 2011 from $2.0 million in 2010.

Other Expenses. Other expenses increased $1.2 million, or 21.8%, to $6.6 million in 2011 from $5.4 million in 2010. The increase in other expenses was due primarily to growth in new branches.

Interest Expense. Interest expense increased $2.3 million, or 22.7%, to $12.3 million in 2011 from $10.1 million in 2010. The increase in interest expense was due primarily to increased interest expense associated with our senior revolving credit facility and an increase in the unused line fee on our senior revolving credit facility from 25 to 50 basis points effective with the August 2010 renewal of our senior revolving credit facility, partially offset by a decrease in interest expense associated with our mezzanine debt.

Interest expense associated with our senior revolving credit facility increased $2.6 million in 2011 compared to 2010. In 2011, the average 30-day LIBOR rate was 0.29% as compared to 0.34% in 2010. However, in August 2010, we amended our senior revolving credit facility, which included a new LIBOR floor of 1.00%. In addition, the average amount outstanding under our senior revolving credit facility increased by $30.4 million during 2011 as compared to 2010. The increase in interest expense with respect to our senior revolving credit facility was also affected by a $252,000 increase in interest expense associated with the change in the value of our interest rate cap during 2011, which was a smaller expense than the unfavorable adjustment of $843,000 during 2010. The rate on the mezzanine debt was 14.25% from January 1, 2010 to August 10, 2010, at which time it increased to 15.25%, which was the rate during 2011. We also charged off $245,000 of unamortized debt issuance costs in 2010 in connection with the refinancing of the mezzanine debt and incurred additional expenses in 2010 primarily related to the refinancing.

Consulting and Advisory Fees. The consulting and advisory fees paid to related parties decreased $258,000, or 20.9%, to $975,000 in 2011 from $1.2 million in 2010. These fee agreements terminated with the closing of the initial public offering on April 2, 2012.

Income Taxes. Income taxes increased $3.0 million, or 32.6%, to $12.2 million in 2011 from $9.2 million in 2010. The increase in income taxes was due to an increase in our net income before taxes combined with an increase in the tax rate from 35.8% to 36.4%. The increase in the tax rate is attributable to increased state income taxes, partially offset by an increase in the tax benefit from RMC Reinsurance. RMC Reinsurance is qualified as a small life insurance company for income tax purposes and, as such, is permitted to exclude a certain amount of income from taxable income. The tax benefit attributable to RMC Reinsurance increased in 2011 compared to 2010 because of a $570,000 refund received from our insurance partner in 2010. The refund increased taxable income in RMC Reinsurance, reducing the tax benefit in 2010.

Quarterly Information and Seasonality

Our loan volume and corresponding finance receivables follow seasonal trends. Demand for our loans is typically highest during the fourth quarter, largely due to customers borrowing money for holiday spending. With the exception of automobile purchase loans, loan demand has generally been the lowest during the first quarter, largely due to the timing of income tax refunds. During the remainder of the year, our loan volume typically grows from customer loan activity. In addition, we typically generate higher loan volumes in the second half of the year from our live check campaigns, which are timed to coincide with seasonal consumer demand. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to expanding and maintaining our branch locations. In connection with our plans to open 35 to 45 new branches in 2013, we will incur $2.1 million to $2.7 million of capital expenditures. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance, is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of December 31, 2012, these reserve requirements totaled $1.3 million. Additionally, we had a reserve for life insurance claims on our balance sheet of $207,000, as determined by the third party, unrelated ceding company.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $16.5 million, or 40.2%, to $57.6 million in 2012 from $41.0 million in 2011. The increase was primarily due to higher profitability due to growth in the business.

Net cash provided by operating activities decreased slightly from 2010 to 2011, despite an increase in net income of $4.8 million. Offsetting the increase in net income was cash spent on other assets, primarily $2.6 million of expenses related to the preparation for our initial public offering.

Investing Activities. Investing activities consist of finance receivables originated and purchased, net change in restricted cash, purchase of furniture and equipment for new and existing branches, and the purchase of interest rate caps. Net cash used in investing activities for 2012 was $159.5 million compared to $78.9 million in

2011, a net increase of $80.5 million. The increase is due to growth in all loan categories, including large loans via the $28.4 million purchase of the assets of two consumer loan companies, small loans via successful live check campaigns, and the result of good customer demand for auto and furniture loans.

Net cash used in investing activities increased $28.3 million to $78.9 million during 2011 from $50.6 million in 2010. The increase in cash used in investing activities was primarily the result of an increase of $26.6 million in the net origination or purchase of receivables from $49.3 million during 2010 to $75.9 million in 2011. As we continue to grow our branch network and diversity of our product offerings, we expect cash will continue to be invested in new loan volume and capital expenditures.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuance of common stock. During 2012, net cash provided by financing activities was $100.3 million, resulting in a net increase in net cash provided by financing activities of $58.5 million. The increase in net cash provided by financing activities was a result of net proceeds from the initial public offering and an increase in net advances from our senior revolving credit facility to fund a portion of the increase in finance receivables.

Net cash provided by financing activities increased by $34.7 million to $41.9 million in 2011 from $7.2 million in 2010. The increase in net cash provided by financing activities was primarily a result of an increase in net advances from our senior revolving credit facility to fund a portion of the increase in finance receivables not covered by cash from operations.

On April 2, 2012, we repaid the mezzanine debt and a portion of the borrowings under our senior revolving credit facility with proceeds from our initial public offering.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into an amended and restated senior revolving credit facility with a syndicate of banks in January 2012, which was subsequently amended in July 2012. The amended and restated senior revolving credit facility provides for up to $325.0 million in availability, with a borrowing base of 85% of eligible finance receivables, and matures in July 2015. The facility has an accordion provision that allows for the expansion of the facility to $400 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one month and six months, with a LIBOR floor of 1.00%, plus an applicable margin based on our leverage ratio. Alternatively, we may pay interest at a rate based on the prime rate plus an applicable margin (which would have been 2.0% as of December 31, 2012). We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreased to 0.375% when the line exceeded $275 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $292.4 million at December 31, 2012. We repaid a portion of the borrowings under our senior revolving credit facility from a portion of the net proceeds from our initial public offering, which closed in April 2012. At December 31, 2012, we were in material compliance with our debt covenants. See Item 1A, “Risk Factors” for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk. A year or more in advance of the maturity date of our amended and restated senior revolving credit facility, we intend to extend its maturity date or take other appropriate action to address repayment upon maturity.

We have entered into interest rate caps to manage interest rate risk associated with a notional amount of $150.0 million of our LIBOR-based borrowings. The interest rate caps have a strike rate of six percent and a maturity of March 4, 2014. When three-month LIBOR exceeds six percent, the counterparty reimburses us for the excess over six percent; no payment is required by us or the counterparty when three-month LIBOR is below six percent.

Mezzanine Debt. In August 2010, we entered into a $25.8 million mezzanine loan from a sponsor and three individual stockholders. Our mezzanine debt was repaid in full from the proceeds of our initial public offering, which closed in April 2012.

Other Financing Arrangements. We have a $1.5 million line of credit with a commercial bank to facilitate our cash management program, which is secured by a mortgage on our headquarters. The interest rate is prime plus 0.25%, with a minimum of 5.00%, and interest is payable monthly. The line of credit matures on January 18, 2015. There are no significant restrictive covenants associated with this line of credit. There was no amount outstanding under this line of credit at December 31, 2012.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (dollars in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Principal payments on long-term debt obligations	$292,379	$—	$292,379	$—	$—
Interest payments on long-term debt obligations	30,597	11,820	18,777	—	—
Operating lease obligations	8,434	3,754	3,854	821	5

	$331,410	$15,574	$315,010	$821	$5

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

Related Party Transactions

For a description of our related party transactions, see “Part III. Financial Statements, Note 15, Related Party Transactions.”

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

Credit Losses.

Finance receivables are equal to the total amount due from the customer, net of unearned finance and insurance charges. Net finance receivables are equal to the total amount due from the customer, net of unearned finance and insurance charges and allowance for credit losses.

Provisions for credit losses are charged to income in amounts sufficient to maintain an adequate allowance for credit losses on our related finance receivables portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses.

Our loans within each loan product are homogenous and it is not possible to evaluate individual loans. We evaluate losses in each of the four categories of loans in establishing the allowance for credit losses.

In making an evaluation about the portfolio, we consider the trend of contractual delinquencies and the slow file. The slow file consists of all loans that are one or more days past due. We use the number of accounts in the slow file, rather than the dollar amount, to prevent masking delinquencies of smaller loans compared to larger loans. We evaluate delinquencies and the slow file by each state and by supervision district within states to identify trends requiring investigation. Historically, loss rates have been affected by several factors, including the unemployment rates in the areas in which we operate, the number of customers filing for bankruptcy protection, and the prices paid for vehicles at automobile auctions. Management considers each of these factors in establishing the allowance for credit losses.

We evaluate the loans of customers in Chapter 13 bankruptcy for impairment as troubled debt restructurings. We have adopted the policy of aggregating loans with similar risk characteristics for purposes of computing the amount of impairment. In connection with the adoption of this practice, we compute the estimated impairment on our Chapter 13 bankrupt loans in the aggregate by discounting the projected cash flows at the original contract rates on the loan using the terms imposed by the bankruptcy court. We applied this method in the aggregate to each of our four classes of loans.

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

Prior to June 30, 2011, in making the computations of the present value of cash payments to be received on bankrupt accounts in each product category, we used the weighted average interest rates and weighted average remaining term based on data as of June 30, 2011, because current data prior to June 30, 2011, was not previously available. Management believes that using current data does not materially change the results that would be obtained if it had available data for interest rates and remaining term data as of the applicable periods. Since June 30, 2011, we have used data for the current quarter.

We fully reserve for all loans at the date that the loan is contractually delinquent 180 days. We initiate repossession proceedings on certain loans when an account is seriously delinquent, we have exhausted other means of collection, and, in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed vehicles through public sales conducted by independent automobile auction organizations, after the required post-possession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

Income Recognition.

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

We recognize income on credit insurance products using the constant yield method over the life of the related loan. Rebates are computed using the Rule of 78s method, and any difference between the constant yield method and the Rule of 78s is recognized in income at the time of rebate.

We charge a fee to automobile dealers for each loan we purchase from that dealer. We defer this fee and accrete it to income using a method that approximates the constant yield method over the life of the loan.

Charges for late fees are recognized as income when collected.

Insurance Operations. Insurance operations include revenue and expense from the sale of optional insurance products to our customers. These optional products include credit life, credit accident and health, property insurance, and involuntary unemployment insurance. The premiums and commissions we receive are deferred and amortized to income over the life of the insurance policy using the constant yield method.

Stock-Based Compensation.

We have a stock option plan for certain members of management. We did not grant any options in 2009, 2010, or 2011. Upon the closing of the initial public offering in 2012, we granted options to purchase an aggregate of 310,000 shares of our common stock to certain of our officers and directors. We measure compensation cost for stock-based awards made under this plan at estimated fair value and recognize compensation expense over the service period for awards expected to vest. All grants are made at 100% of fair value at the date of the grant.

The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate, and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Prior to our initial public offering in March 2012, our stock was not publically traded. We used the performance of the common stock of a publicly traded company whose business is comparable to ours to estimate the volatility of our stock. The risk-free rate is based on the U.S. Treasury yield at the date our Board approved the option awards for the period over which the options are exercisable.

Income Taxes.

We file income tax returns in the U.S. federal jurisdiction and various states. We are generally no longer subject to U.S. federal, state or local income tax examinations by taxing authorities before 2009, though we remain subject to examination in Texas for the 2008 tax year.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2012, we had not taken any tax position that exceeds the amount described above.

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

Accounting Pronouncements Issued and Adopted.

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

Unaudited Pro Forma Consolidated Financial Information

The Company closed its initial public offering on April 2, 2012. The unaudited pro forma consolidated statement of income for the twelve months ended December 31, 2012 presents our consolidated result of operations giving pro forma effect to the initial public offering and the application of the estimated net proceeds therefrom, as if such transactions occurred at January 1, 2012. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on our historical financial information.

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

The pro forma adjustments give effect to the application of the proceeds from our initial public offering, as described under “Part II. Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” in our Quarterly Report on Form 10-Q for the period ended March 31, 2012 (which was filed with the SEC on May 10, 2012), including:

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

•

the termination of the right of the individual stockholders to sell their stock back to us, pursuant to the terms of a shareholders agreement that terminated upon the consummation of our initial public offering;

•	the reduction in the interest rate on our senior revolving credit facility upon the completion of our initial public offering; and

•	a recalculation of weighted average diluted shares outstanding using a value per share of $15.00 rather than the value estimated in the historical financial statements.

Unaudited Pro Forma Consolidated Statements of Income

For the Twelve Months Ended December 31, 2012

($ in thousands except per share amounts)

	Actual	Pro Forma Adjustments		Pro Forma
Revenue
Interest and fee income	$119,235	$—		$119,235
Insurance income	10,820	—		10,820
Other income	5,991	—		5,991

Total revenue	136,046	—		136,046

Expenses
Provision for credit losses	27,765	—		27,765
General and administrative expenses
Personnel	33,366	140	(1)	33,506
Occupancy	8,655	—		8,655
Advertising	2,767	—		2,767
Other	10,500	—		10,500
Consulting and advisory fees	1,451	(1,451	)(2)	—
Interest expense
Senior revolving credit facility and other debt	10,580	(247	)(3)	10,333
Mezzanine debt-related parties	1,030	(1,030	)(4)	—

Total interest expense	11,610	(1,277)		10,333

Total expenses	96,114	(2,588)		93,526

Income before income taxes	39,932	2,588		42,520
Income taxes	14,565	942	(5)	15,507

Net income	$25,367	$1,646		$27,013

Net income per common share
Basic	$2.17			$2.16

Diluted	$2.12			$2.12

Weighted average shares outstanding:
Basic	11,694,924			12,486,727

Diluted	11,980,748			12,772,551

(1)	Represents additional compensation expense associated with the grant of options upon consummation of the initial public offering.
(2)	Represents a termination fee of $1,125, combined with the $326 we paid our former majority stockholders and sponsors for the three months ended March 31, 2012. The agreements with the former majority stockholders and sponsors terminated with the completion of the initial public offering.
(3)	Reflects reduction in interest expense as a result of payment of $13,229 in aggregate principal amount of our senior revolving credit facility, offset in part by an unused line fee of 0.50%. Also reflects a reduction in the interest rate under our senior revolving credit facility from one month LIBOR (with a LIBOR floor of 1.00%) plus 3.25% to one month LIBOR (with a LIBOR floor of 1.00%) plus 3.00%.
(4)	Reflects reduction in interest expense as a result of the repayment of the $25,814 in aggregate principal amount of our mezzanine debt, which accrued interest at a rate of 15.25% per annum.
(5)	Reflects an increase in income taxes as a result of the increase in income before taxes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. Finance receivables are originated either at prevailing market rates or at statutory limits. Our loan portfolio turns approximately 1.2 times per year from cash payments and renewal of loans. As our automobile purchase loans and furniture and appliance purchase loans have longer maturities and typically are not refinanced prior to maturity, the rate of turn of the loan portfolio may decrease as these loans increase as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At December 31, 2012, our outstanding debt under our senior revolving credit facility was $292.4 million and interest on borrowings under this facility was 4.54% for the year ended December 31, 2012, including amortization of debt issuance costs, an unused line fee, and adjustments to fair value of the Company’s interest rate cap. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at December 31, 2012, an increase of 100 basis points in the LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $731,000 of increased interest expense on an annual basis. We entered into an amended and restated senior revolving credit facility on January 18, 2012, which was subsequently amended on July 31, 2012.

We have entered into interest rate caps to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. The interest rate caps are based on the three-month LIBOR contract, reimburse us for the difference when three-month LIBOR exceeds six percent, and have a maturity of March 4, 2014. The carrying value of the interest rate caps are adjusted to fair value. For the year ended December 31, 2012, we recorded an unfavorable fair value adjustment of $27,434 as an increase in interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REGIONAL MANAGEMENT CORP.

INDEX TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

Fiscal Year Ended December 31, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Regional Management Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Regional Management Corp. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regional Management Corp. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Raleigh, North Carolina

March 18, 2013

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2012 and 2011

($ in thousands except per share amounts)

	2012	2011
Assets
Cash	$3,298	$4,849
Gross finance receivables	529,583	387,494
Less unearned finance charges, insurance premiums, and commissions	(92,024)	(80,900)

Finance receivables	437,559	306,594
Allowance for credit losses	(23,616)	(19,300)

Net finance receivables	413,943	287,294
Property and equipment, net of accumulated depreciation	5,111	4,446
Deferred tax asset, net	—	15
Repossessed assets at net realizable value	711	409
Goodwill	363	363
Intangible assets, net	1,815	136
Other assets	9,750	6,638

Total assets	$434,991	$304,150

Liabilities and Stockholders’ Equity
Liabilities:
Cash overdraft	$—	$1
Deferred tax liability, net	5,947	—
Accounts payable and accrued expenses	6,096	7,447
Senior revolving credit facility	292,379	206,009
Mezzanine debt-related parties	—	25,814

Total liabilities	304,422	239,271
Commitments and Contingencies
Temporary equity	—	12,000
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized, 12,486,727 shares issued and outstanding at December 31, 2012; 25,000,000 shares authorized, 9,336,727 shares issued and outstanding at December 31, 2011	1,249	934
Additional paid-in-capital	80,158	28,150
Retained earnings	49,162	23,795

Total stockholders’ equity	130,569	52,879

Total liabilities and stockholders’ equity	$434,991	$304,150

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2012, 2011 and 2010

($ in thousands except per share amounts)

	2012	2011	2010
Revenue
Interest and fee income	$119,235	$91,303	$74,218
Insurance income, net	10,820	9,247	8,252
Other income	5,991	4,669	4,362

Total revenue	136,046	105,219	86,832

Expenses
Provision for credit losses	27,765	17,854	16,568
General and administrative expenses
Personnel	33,366	25,462	20,744
Occupancy	8,655	6,527	5,165
Advertising	2,767	2,056	2,027
Other	10,500	6,589	5,411
Consulting and advisory fees	1,451	975	1,233
Interest expense
Senior revolving credit facility and other debt	10,580	8,306	5,720
Mezzanine debt:
Related parties	1,030	4,037	1,427
Third party	—	—	2,915

Total interest expense	11,610	12,343	10,062

Total expenses	96,114	71,806	61,210

Income before income taxes	39,932	33,413	25,622
Income taxes	14,565	12,169	9,178

Net income	$25,367	$21,244	$16,444

Net income per common share:
Basic	$2.17	$2.28	$1.76

Diluted	$2.12	$2.21	$1.70

Weighted average common shares outstanding:
Basic	11,694,924	9,336,727	9,336,727

Diluted	11,980,748	9,620,967	9,669,618

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012, 2011, and 2010

($ in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2009	$934	$27,599	$(13,893)	$14,640
Stock option expense	—	360	—	360
Net income	—	—	16,444	16,444

Balance, December 31, 2010	934	27,959	2,551	31,444
Stock option expense	—	191	—	191
Net income	—	—	21,244	21,244

Balance, December 31, 2011	934	28,150	23,795	52,879
Sale of common stock	315	46,935	—	47,250
Underwriting discount and offering expense	—	(7,469)	—	(7,469)
Reclassification of temporary equity	—	12,000	—	12,000
Stock option expense	—	542	—	542
Net income	—	—	25,367	25,367

Balance, December 31, 2012	$1,249	$80,158	$49,162	$130,569

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011, and 2010

($ in thousands)

	2012	2011	2010
Cash Flows From Operating Activities
Net income	$25,367	$21,244	$16,444
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	27,765	17,854	16,568
Depreciation and amortization	2,582	1,344	1,383
Amortization of stock compensation expense	542	191	360
Fair value adjustment on interest rate caps	27	252	843
Payment of in-kind interest on mezzanine debt	—	—	134
Deferred income taxes	5,962	4,361	2,930
Changes in operating assets and liabilities:
Increase in other assets	(3,325)	(3,677)	(198)
Increase (decrease) in other liabilities	(1,351)	(521)	2,751

Net cash provided by operating activities	57,569	41,048	41,215

Cash flows from investing activities:
Net origination of finance receivables	(128,097)	(73,371)	(49,346)
Payment for business combination, net of cash	(28,388)	—	—
Purchase of finance receivables	(975)	(2,531)	—
Purchase of property and equipment	(1,996)	(2,581)	(1,210)
Increase in restricted cash	—	(450)	—
Purchase of interest rate caps	—	—	(43)

Net cash used in investing activities	(159,456)	(78,933)	(50,599)

Cash flows from financing activities:
Increase (decrease) in cash overdraft	(1)	(364)	215
Payments of other notes payable, net	—	(466)	(8)
Net proceeds from issuance of common stock	39,781	—	—
Net advances on senior revolving credit facility	86,370	42,708	7,015
Proceeds from issuance of mezzanine debt, related party	—	—	25,814
Repayment of mezzanine debt	(25,814)	—	(25,814)

Net cash provided by financing activities	100,336	41,878	7,222

Net change in cash	(1,551)	3,993	(2,162)
Cash:
Beginning	4,849	856	3,018

Ending	$3,298	$4,849	$856

Supplemental Disclosure of Cash Flow Information
Cash payments for interest
Paid to third parties	$10,281	$7,698	$7,201

Paid to related parties	$1,085	$4,604	$1,072

Cash payments for income taxes	$14,429	$7,587	$8,461

Supplemental Disclosure of Noncash Financing Activities
Issuance of mezzanine debt in lieu of cash interest payment	$—	$—	$134

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Financial Statements

($ in thousands except per share amounts)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small installment loans, large installment loans, automobile purchase loans, furniture and appliance purchase loans, related credit insurance, and ancillary products and services. As of December 31, 2012, the Company operates offices in 221 locations in the states of Alabama (42 offices), New Mexico (2 offices), North Carolina (26 offices), Oklahoma (6 offices), South Carolina (69 offices), Tennessee (20 offices), and Texas (56 offices) under the names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit, and Sun Finance. The Company opened and/or acquired 51, 36, and 17 new offices during the years ended December 31, 2012, 2011, and 2010, respectively.

Seasonality: Our loan volume and corresponding finance receivables follow seasonal trends. Demand for our loans is typically highest during the fourth quarter, largely due to customers borrowing money for holiday spending. Loan demand has generally been the lowest during the first quarter, largely due to the timing of income tax refunds. During the remainder of the year, our loan volume typically grows from customer loan activity. In addition, we typically generate higher loan volumes in the second half of the year from our live check campaigns, which are timed to coincide with seasonal consumer demand. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

The following is a description of significant accounting policies used in preparing the financial statements.

Business segments: The Company has one reportable segment, which is the consumer finance segment. The other revenue generating activities of the Company, including insurance operations, are performed in the existing branch network in conjunction with or as a complement to the lending operations.

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

Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, fair value of stock based compensation, the valuation of deferred tax assets and liabilities, and allocation of the purchase price to assets acquired in business combinations.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Statement of cash flows: Cash flows from finance operations and short-term borrowings are reported on a net basis.

Finance receivables: Small installment loan receivables are direct loans to customers and are secured by non-essential household goods and in some instances, an automobile and include live check loans, which are checks mailed to customers based on a rigorous pre-screening process that includes a review of the prospective customer’s credit profile provided by national credit reporting bureaus. Large installment loan receivables are direct loans to customers and are secured by automobiles or other vehicles in addition to non-essential household goods. Automobile purchase loan receivables consist of direct loans, which are originated at the dealership and closed in one of the Company’s branches, and indirect loans, which are originated and closed at a dealership in the Company’s network without the need for the customer to visit one of the Company’s branches. In each case these automobile purchase loans are collateralized primarily by used and new automobiles, which are initiated by and purchased from automobile dealerships, subject to the Company’s credit approval. Furniture and appliance purchase loan receivables consist principally of retail installment sales contracts collateralized by the purchase of furniture or appliances, which are initiated by and purchased from furniture and appliance retailers subject to the Company’s credit approval.

Credit losses: Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for losses on the finance receivables. Credit losses are charged against the allowance when management believes the finance receivable is no longer collectible. The factors used to determine whether a finance receivable is uncollectible are the age of the account, supervisory review of collection efforts, and other factors such as customers relocating to an area where collection is not practical. Subsequent recoveries, if any, are credited to the allowance. Loss experience, average loan life, and contractual delinquency of finance receivables by loan type, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

The Company establishes a full valuation allowance for a finance receivable at the date that it is contractually delinquent 180 days. The Company initiates repossession proceedings when an account is seriously delinquent and, in the opinion of management, the customer is unlikely to make further payments. The Company sells substantially all repossessed vehicle inventory through public sales conducted by independent automobile auction organizations after the required post-repossession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

The allowance for credit losses consists of general and specific components. The general reserve estimates credit losses for groups of finance receivables on a collective basis. The Company’s general component of the allowance for credit losses relates to probable incurred losses of unimpaired finance receivables and consists of two computations as follows:

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

Automobile purchase, furniture and appliance purchase and large installment loans have longer maturities than small installment loans, which is why a shorter period is used for small installment credit losses.

The Company adjusts the computed historical loss percentages as described above for qualitative factors based on an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss data. Those qualitative factors include trends in growth in the loan portfolio, delinquency, unemployment, bankruptcy, and other economic trends.

Impaired finance receivables: The specific component of the allowance for credit losses relates to impaired finance receivables. A finance receivable is considered impaired by the Company when it is 180 or more days contractually delinquent, at which time a full valuation allowance is established for such finance receivable within the allowance for credit losses. In addition, finance receivables that have been modified by bankruptcy proceedings are accounted for in the aggregate by the Company as troubled debt restructurings and are also considered impaired finance receivables. At the time of restructuring, a specific valuation allowance is established for such finance receivables within the allowance for credit losses. The specific component of the allowance includes a full reserve for accounts that are 180 days or more delinquent on a contractual basis. The specific component also includes an estimate of the loss resulting from the difference between the recorded investment in a finance receivable to a bankrupt customer and the present value of the cash flows of such finance receivable in accordance with the modified finance receivable terms approved by the bankruptcy court discounted at the original contractual interest rate. Finance receivables to bankrupt customers are evaluated in the aggregate rather than on a specific basis. Such finance receivables are accounted for as troubled debt restructurings.

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

The Company evaluates loans of customers in Chapter 13 bankruptcy for impairment as troubled debt restructurings. The Company has adopted the policy of aggregating loans with similar risk characteristics for purposes of computing the amount of impairment. The Company computes the estimated impairment on its Chapter 13 bankrupt loans in the aggregate by discounting the projected cash flows at the original contract rates on the loan using the terms imposed by the bankruptcy court. This method was applied in the aggregate to each of the Company’s four classes of loans.

For customers in a Chapter 13 bankruptcy plan, the Company reduces the interest rate to that specified in the bankruptcy order. Additionally, if the bankruptcy court converts a portion of a loan to an unsecured claim, the Company’s policy is to charge off the portion of the unsecured balance that it deems uncollectible at the time the bankruptcy plan is confirmed. Once the customer is in a confirmed Chapter 13 bankruptcy plan, the Company receives payments with respect to the remaining amount of the loan at the reduced interest rate from the bankruptcy trustee. The Company does not believe that accounts in a confirmed Chapter 13 plan have a higher level of risk than non-bankrupt accounts. If a customer fails to comply with the terms of the bankruptcy order, the Company will petition the trustee to have the customer dismissed from bankruptcy. Upon dismissal, the Company restores the account to the original terms and pursues collection through its normal collection activities.

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

Delinquency: The Company determines past due status using the contractual terms of the finance receivable. This is the credit quality indicator used to evaluate the allowance for credit losses for each class of finance receivables.

Repossessed assets: Repossessed collateral is valued at the lower of the receivable balance on the finance receivable prior to repossession or estimated net realizable value. Management estimates net realizable value at the projected cash value upon liquidation, less costs to sell the related collateral.

Property and equipment: The Company owns certain of its headquarters buildings and leases certain of its headquarters buildings. Office buildings are depreciated on the straight-line method for financial reporting purposes over their estimated useful lives of 39 to 40 years. During 2010, the Company sold the only branch office that it owned. Branch offices are leased under non-cancellable leases of 3 years with renewal options. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Furniture and equipment are depreciated on the straight-line method over their estimated useful lives, generally 3 to 5 years. Maintenance and repairs are charged to expense as incurred.

Income recognition: Interest income is recognized using the interest (actuarial) method, also known as the constant yield method. Therefore, the Company recognizes revenue from interest at an equal rate over the term of the loan. Unearned finance charges on pre-compute contracts are rebated to customers utilizing the Rule of 78s method. The difference between income recognized under the constant yield method and the Rule of 78s method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is suspended when no payment has been received for 90 days or more on a contractual basis. The accrual of income is not resumed until one or more full contractual monthly payments are received and the finance receivable is less than 90 days contractually delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed. Payments received on loans in nonaccrual status are first applied to interest, then to any late charges or other fees, with any remaining amount applied to principal.

The Company recognizes income on credit insurance products using the constant yield method over the life of the related loan. Rebates are computed using the Rule of 78s method and any difference between the constant yield method and the Rule of 78s is recognized in income at the time of rebate.

The Company charges a fee to automobile dealers for each loan it purchases from that dealer. The Company defers this fee and accretes it to income using a method that approximates the constant yield method.

Charges for late fees are recognized as income when collected.

Finance receivable origination fees and costs: Non-refundable fees received and direct costs incurred for the origination of finance receivables are deferred and amortized to interest income over their contractual lives using the constant yield method. Unamortized amounts are recognized in income at the time that finance receivables are paid in full.

Stock based compensation: The Company has a stock option plan for certain members of management. The Company measures compensation cost for stock-based awards made under this plan at estimated fair value and recognizes compensation expense over the service period for awards expected to vest. All grants are made at 100% of the fair value on the date of the grant. The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate, and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Prior to the proposed initial public offering, there has been no published market value for the Company’s stock; therefore, the performance of the common stock of a publicly traded company whose business is comparable to the Company was used to estimate the volatility of the Company’s stock.

Advertising costs: Advertising costs are expensed as incurred.

Income taxes: The Company files U.S. federal and various state income tax returns. The Company is generally no longer subject to U.S. federal, state or local income tax examinations by taxing authorities before 2009, with the exception of Texas, which is 2008.

The Internal Revenue Service (“IRS”) concluded an examination of the Company’s 2007 and 2008 tax returns in early 2010. The amount assessed by the IRS was not material to the consolidated financial statements.

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

Earnings per share: Earnings per share have been computed based on the weighted-average number of common shares outstanding during each reporting period presented. Common shares issuable upon the exercise of the stock based compensation, which are computed using the treasury stock method, are included in the computation of diluted earnings per share.

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

Note 2. Concentrations of Credit Risk

The Company’s portfolio of finance receivables is with customers living in four southeastern states (Alabama, North Carolina, South Carolina, and Tennessee) and three southwestern states (Oklahoma, New Mexico and Texas); consequently, such customers’ ability to honor their installment contracts may be affected by economic conditions in these areas. Additionally, the Company is exposed to a concentration of credit risk inherent in providing consumer finance products to borrowers who cannot obtain traditional bank financing. A majority of the Company’s loans are secured by household goods or automobiles and the Company believes it has access to this collateral through repossession. The ability to repossess collateral mitigates this risk; however, as a matter of practice the Company does not generally repossess household goods collateral.

The Company also has a risk that its customers will seek protection from creditors by filing under the bankruptcy laws. When a customer files for bankruptcy protection, the Company must cease collection efforts and petition the bankruptcy court to obtain its collateral or work out a court approved bankruptcy plan involving the Company and all other creditors of the customer. It is the Company’s experience that such plans can take an extended period of time to conclude and usually involve a reduction in the interest rate from the rate in the contract to a court-approved rate.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Note 3. Finance Receivables, Allowance for Credit losses and Credit Quality Information

Finance receivables at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Small installment loans	$190,339	$130,257
Large installment loans	57,428	36,938
Automobile purchase loans	159,837	128,660
Furniture and appliance purchase loans	29,955	10,739

Finance receivables	$437,559	$306,594

Changes in the allowance for credit losses for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Balance at beginning of year	$19,300	$18,000	$18,441
Provision for credit losses	27,765	17,854	16,568	(1)
Finance receivables charged off	(24,275)	(17,147)	(17,469)
Recoveries	826	593	460

Balance at end of year	$23,616	$19,300	$18,000

(1)	Reducing the required allowance for small finance receivables from nine to eight months of losses reduced the 2010 provision by $451.

The following is a reconciliation of the allowance for credit losses by product for the year ended December 31, 2012, 2011 and 2010:

	Balance January 1, 2012	Provision	Charge- Offs	Recoveries	Balance December 31, 2012	Finance Receivables December 31, 2012	Allowance as Percentage of Finance Receivable Balance December 31, 2012
Small installment	$8,838	$15,251	$(13,150)	$430	$11,369	$190,339	6.0%
Large installment	2,448	3,379	(3,346)	272	2,753	57,428	4.8%
Automobile purchase	7,618	7,778	(7,089)	117	8,424	159,837	5.3%
Furniture and appliance purchase	396	1,357	(690)	7	1,070	29,955	3.6%

Total	$19,300	$27,765	$(24,275)	$826	$23,616	$437,559	5.4%

	Balance January 1, 2011	Provision	Charge- Offs	Recoveries	Balance December 31, 2011	Finance Receivables December 31, 2011	Allowance as Percentage of Finance Receivable Balance December 31, 2011
Small installment	$8,974	$9,998	$(10,522)	$388	$8,838	$130,257	6.8%
Large installment	2,972	1,442	(2,042)	76	2,448	36,938	6.6%
Automobile purchase	5,909	6,014	(4,430)	125	7,618	128,660	5.9%
Furniture and appliance purchase	145	400	(153)	4	396	10,739	3.7%

Total	$18,000	$17,854	$(17,147)	$593	$19,300	$306,594	6.3%

	Balance January 1, 2010	Provision	Charge- Offs	Recoveries	Balance December 31, 2010	Finance Receivables December 31, 2010	Allowance as Percentage of Finance Receivable Balance December 31, 2010
Small installment	$8,083	$10,664	$(10,068)	$295	$8,974	$117,599	7.6%
Large installment	2,719	2,780	(2,588)	61	2,972	33,653	8.8%
Automobile purchase	7,629	2,915	(4,738)	103	5,909	93,232	6.3%
Furniture and appliance purchase	10	209	(75)	1	145	2,762	5.2%

Total	$18,441	$16,568	$(17,469)	$460	$18,000	$247,246	7.3%

As of January 1, 2010, the Company changed its credit loss allowance methodology for small installment finance receivables to determine the allowance using losses from the trailing eight months, rather than the trailing nine months, to more accurately reflect the average life of its small installment finance receivables. The change from nine to eight months of average losses reduced the loss allowance for small installment finance receivables by $1,074 as of January 1, 2010 and reduced the provision for credit losses by $451 for 2010.

Following is a summary of the finance receivables associated with customers in bankruptcy as of the periods indicated:

	Finance Receivables in Bankruptcy as of December 31, 2012	Finance Receivables in Bankruptcy as of December 31, 2011
Small installment	$420	$352
Large installment	1,696	586
Automobile purchase	3,044	2,160
Furniture and appliance purchase	98	32

Total	$5,258	$3,130

The following is an assessment of the credit quality of finance receivables at December 31, 2012 and 2011. The contractual delinquency of the finance receivable portfolio by component at December 31, 2012 and 2011 was:

	December 31, 2012
	Small Installment		Large Installment		Automobile Purchase		Furniture and Appliance Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$151,349	79.4%	$42,437	73.8%	$110,147	69.0%	$23,868	79.6%	$327,801	74.9%
1 to 29 days delinquent	25,285	13.3%	10,714	18.7%	39,863	24.9%	4,361	14.6%	80,223	18.3%

Delinquent accounts
30 to 59 days	4,514	2.4%	1,767	3.1%	5,354	3.3%	751	2.6%	12,386	2.9%
60 to 89 days	2,996	1.6%	807	1.4%	1,912	1.2%	333	1.1%	6,048	1.4%
Over 90 days	6,195	3.3%	1,703	3.0%	2,561	1.6%	642	2.1%	11,101	2.5%

Total delinquency	$13,705	7.3%	$4,277	7.5%	$9,827	6.1%	$1,726	5.8%	$29,535	6.8%

Total finance receivables	$190,339	100.0%	$57,428	100.0%	$159,837	100.0%	$29,955	100.0%	$437,559	100.0%

Finance receivables in nonaccrual status	$6,195	3.3%	$1,703	3.0%	$2,561	1.6%	$642	2.1%	$11,101	2.5%

	December 31, 2011
	Small Installment		Large Installment		Automobile Purchase		Furniture and Appliance Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$97,240	74.7%	$25,787	69.8%	$91,947	71.5%	$9,101	84.7%	$224,075	73.0%
1 to 29 days delinquent	22,784	17.5%	8,202	22.2%	30,376	23.6%	1,313	12.2%	62,675	20.5%

Delinquent accounts
30 to 59 days	4,084	3.1%	1,484	4.0%	3,962	3.1%	146	1.4%	9,676	3.2%
60 to 89 days	3,002	2.3%	686	1.9%	1,185	0.9%	75	0.7%	4,948	1.6%
90 days and over	3,147	2.4%	779	2.1%	1,190	0.9%	104	1.0%	5,220	1.7%

Total delinquency	$10,233	7.8%	$2,949	8.0%	$6,337	4.9%	$325	3.1%	$19,844	6.5%

Total finance receivables	$130,257	100.0%	$36,938	100.0%	$128,660	100.0%	10,739	100.0%	$306,594	100.0%

Finance receivables in nonaccrual status	$3,147	2.4%	$779	2.1%	$1,190	0.9%	$104	1.0%	$5,220	1.7%

Following is a summary of finance receivables evaluated for impairment at December 31, 2012 and December 31, 2011:

	December 31, 2012
	Small Installment	Large Installment	Automobile Purchase	Furniture and Appliance Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$725	$266	$349	$76	$1,416
Customers in Chapter 13 bankruptcy	420	1,696	3,044	98	5,258

Total impaired accounts specifically evaluated	$1,145	$1,962	$3,392	$175	$6,674
Finance receivables evaluated collectively	189,194	55,466	156,445	29,780	430,885

Finance receivables outstanding	$190,339	$57,428	$159,837	$29,955	$437,559

Accounts in bankruptcy in nonaccrual status	$97	$463	$850	$41	$1,451

Amount of the specific reserve for impaired accounts	$854	$802	$1,405	$109	$3,170

Amount of the general component of the reserve	$10,515	$1,951	$7,019	$961	$20,446

Average impaired accounts	$1,191	$1,779	$2,901	$113	$5,984

	December 31, 2011
	Small Installment	Large Installment	Automobile Purchase	Furniture and Appliance Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$637	$193	$226	$18	$1,074
Customers in Chapter 13 bankruptcy	352	586	2,160	32	3,130

Total impaired accounts specifically evaluated	$989	$779	$2,386	$50	$4,204
Finance receivables evaluated collectively	129,268	36,159	126,274	10,689	302,390

Finance receivables outstanding	$130,257	$36,938	$128,660	$10,739	$306,594

Accounts in bankruptcy in nonaccrual status	$88	$132	$550	$13	$783

Amount of the specific reserve for impaired accounts	$759	$391	$1,010	$27	$2,187

Amount of the general component of the reserve	$8,079	$2,057	$6,608	$369	$17,113

The average impaired accounts specifically evaluated are $3,800 for December 31, 2011. This information is not available by product for 2011.

It is not practical to compute the amount of interest earned on impaired loans.

Note 4. Property and Equipment

At December 31, 2012 and 2011, property and equipment consisted of the following:

	2012	2011
Land and building	$847	$847
Furniture, fixtures, and equipment	11,970	10,107
Leasehold improvements	1,859	1,565

	14,676	12,519
Less accumulated depreciation	9,565	8,073

	$5,111	$4,446

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 totaled $1,492, $1,204 and $953, respectively.

Note 5. Leases

Future minimum rent commitments under non-cancellable operating leases in effect as of December 31, 2012 are as follows:

YEAR ENDING DECEMBER 31,	AMOUNT
2013	$3,754
2014	2,458
2015	1,396
2016	537
2017	284
Thereafter	5

$8,434

Leases generally contain options to extend for periods from 1 to 10 years; the cost of such extensions is not included above. Rent expense for the years ended December 31, 2012, 2011, and 2010 equaled $3,539, $2,607, and $2,073, respectively. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance on properties that it leases.

Note 6. Goodwill

The following summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2012 and 2011:

	2012	2011
Balance at beginning of year
Goodwill	$363	$363
Accumulated goodwill impairment losses	—	—

Goodwill acquired during the year	—	—
Impairment losses	—	—

Balance at end of year
Goodwill	363	363
Accumulated goodwill impairment losses	—	—

	$363	$363

The Company performed an annual impairment test during the fourth quarter of fiscal 2012 and determined that none of the recorded goodwill was impaired.

Note 7. Intangibles

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer List	$2,673	$858	$215	$79

The following table sets forth the future amortization of intangible assets:

YEAR ENDING DECEMBER 31,	AMOUNT
2013	$499
2014	464
2015	363
2016	264
2017	164
Thereafter	61

$1,815

Note 8. Other Assets

Other assets include the following at December 31, 2012 and 2011:

	2012	2011
Income tax receivable	$3,783	$—
Interest receivable	2,268	942
Restricted cash	1,338	1,338
Prepaid expenses	1,033	733
Debt issuance costs, net of accumulated amortization	671	461
Interest rate caps	1	28
Capitalized costs of initial public offering	—	2,567
Other	656	569

	$9,750	$6,638

Note 9. Debt

Following is a summary of the Company’s debt as of December 31, 2012 and 2011:

	2012	2011
Senior revolving credit facility	$292,379	$206,009
Mezzanine debt	—	25,814
Secured line of credit	—	—

	$292,379	$231,823

Unused amount of senior revolving credit facility, subject to borrowing base	$32,621	$18,991

The senior revolving credit facility consisted of senior secured maximum available borrowings totaling $325,000 and $225,000 at December 31, 2012 and 2011 respectively. The senior revolving credit facility bears interest at rates equal to LIBOR plus an applicable margin (3.00% and 3.25% at December 31, 2012 and 2011, respectively) which varies based on a borrowing base ratio (with a LIBOR minimum of 1.0%) or the prime rate plus an applicable margin (2.00% and 2.25% at December 31, 2012 and 2011, respectively) as elected by the Company. The Company also pays an unused line fee of .50% per annum, payable monthly. This fee decreases to 0.375% when the line exceeds $275 million. Interest payments are due monthly and the agreement expires July 2015. Advances on this agreement are at 85% of eligible finance receivables. The senior revolving credit facility is secured by substantially all of the Company’s finance receivables. The senior revolving credit facility agreement contains certain restrictive covenants, including maintenance of a specified interest coverage ratio, restrictions on distributions, limitations on additional borrowings, debt ratio, maintenance of a minimum allowance for credit losses, and certain other restrictions. At December 31, 2012, the Company was in compliance with all debt covenants.

The mezzanine debt was a $25,814 loan from one of the Company’s sponsors and three individual owners maturing October 25, 2013, secured by a junior lien on substantially all of the Company’s finance receivables. The agreement was subordinated to the senior bank debt. The proceeds of this debt were used to retire the mezzanine debt of the same amount to an unrelated lender. The interest rate was 15.25% per annum, of which 2% was payable in kind at the Company’s option. Through the date of the refinancing, the Company deferred $814 in interest payments to the unrelated lender. The mezzanine loan agreement contained certain restrictive covenants, including maintenance of a specified interest coverage ratio, a restriction on distributions, limitations on additional borrowings, debt ratio, maintenance of a minimum allowance for credit losses, and certain other restrictions. The Company’s mezzanine debt was repaid in full from the proceeds of the Company’s initial public offering, which closed on April 2, 2012.

The Company has a $1,500 line of credit, which is secured by a mortgage on the Company’s headquarters, with a commercial bank to facilitate its cash management program. The interest rate is prime plus 1% and interest is payable monthly. The line of credit matures January 18, 2015 and there are no significant restrictive covenants associated with this line of credit.

The one-month LIBOR was 0.25% at December 31, 2012 and 2011, although under the senior revolving credit facility the minimum LIBOR rate is 1.0%. The prime rate was 3.25% at December 31, 2012 and 2011.

Following is a summary of principal payments required on outstanding debt during each of the next 5 years:

YEAR ENDING DECEMBER 31,	AMOUNT
2013	$—
2014	—
2015	292,379
2016	—
2017	—

Total	$292,379

Note 10. Interest Rate Caps

On April 9, 2009 the Company purchased interest rate caps with a notional amount of $30,000, a strike rate of 3.0%, and equal maturities in April 2013, 2014, and 2015. On March 4, 2010, the Company exchanged its $30,000 of interest rate caps for a rate cap with a notional amount of $128,500, a strike rate of 6.0%, and a maturity of March 4, 2014. There was no cost associated with this exchange.

On November 5, 2010, the Company purchased an additional interest rate cap of $21,500, increasing its interest rate coverage to $150,000. The strike rate and maturity of this latter purchase are the same as the cap purchased on March 4, 2010.

Following is a summary of changes in the rate caps:

	2012	2011
Balance at end of prior year	$28	$280
Purchases	—	—
Fair value adjustment included as an (increase) in interest expense	(27)	(252)

Balance sheet at December 31, included in other assets	$1	$28

When three-month LIBOR exceeds six percent, the counter party reimburses the Company for the excess over six percent; no payment is required by the Company or the counterparty when three-month LIBOR is below six percent.

Note 11. Sale of Common Stock, Temporary Equity and Preferred Stock

On April 2, 2012, the Company closed the sale of 3,150,000 shares of its $.10 par value common stock at $15.00 per share, before underwriting discounts and offering expenses. The following table summarizes the results of this transaction included in Common Stock and Additional Paid in Capital:

	$0.10 Par Value Common Shares	Common Stock Amount	Additional Paid in Capital
Balance December 31, 2011	9,336,727	$934	$28,150
Sale of common stock	3,150,000	315	46,935
Underwriting discount and offering expenses	—	—	(7,469)
Reclassification of temporary equity	—	—	12,000
Stock option expense	—	—	542

Balance December 31, 2012	12,486,727	$1,249	$80,158

The stockholders agreement between the Company, Regional Holdings LLC, the sponsors and the individual owners provided that the individual owners have the right to put their stock back to the Company if an initial public offering did not occur within five years of the acquisition date, March 21, 2007. The put option was exercisable for 90 days following March 21, 2012, amended on March 12, 2012 to May 21, 2012. The purchase price of the stock was the then fair value, and the option was subject to contingencies, principally failure to complete an initial public offering and approval of the senior lender. The Company valued this put option at the original purchase price of $12,000. There are 2,196,877 shares owned by the individual owners. The initial public offering closed on April 2, 2012, and the value of the put option was reclassified as additional paid in capital.

The Company’s articles of incorporation authorize give the Company the ability to issue up to 100,000,000 shares of Preferred Stock, par value $0.10 per share. The Board of Directors is expressly authorized, by resolution or resolutions, at any time and from time to time, to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers (if any) of the shares of such series, and the powers, preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series and to cause to be filed with the Secretary of State of the State of Delaware a certificate of designation with respect thereto. The powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Except as otherwise required by law, holders of a series of Preferred Stock, as such, shall be entitled only to such voting rights, if any, as shall expressly be granted thereto by the Company’s Amended and Restated Certificate of Incorporation (including any certificate of designations relating to such series).

Note 12. Disclosure about fair value of financial instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Finance receivables: Finance receivables are originated either at prevailing market rates or at statutory limits. The Company’s finance receivable portfolio turns approximately 1.2 times per year from cash payments and renewals. Management believes that the carrying value approximates the fair value of its finance receivable portfolio.

Interest rate caps: The fair value of the interest rate caps is the estimated amount the Company would receive to terminate the cap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of the Company for liabilities.

Debt: The Company refinanced its senior revolving credit facility in January 2012, and further amended the senior revolving credit facility in July 2012, and as a result of the refinancing, the Company believes that the fair value of this variable rate debt approximates its carrying value at December 31, 2012. The Company also refinanced its mezzanine debt in August 2010 and estimated that the fixed interest rate on the mezzanine debt exceeded the estimated market interest rate for similar debt, which resulted in a fair value in excess of the carrying amount at December 31, 2011. The Company also considered its creditworthiness in its determination of fair value. The Company’s mezzanine debt was repaid in full from the proceeds of the Company’s initial public offering, which closed on April 2, 2012.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$3,298	$3,298	$4,849	$4,849
Restricted cash	1,338	1,338	1,338	1,338
Level 2 inputs
Interest rate caps	1	1	28	28
Level 3 inputs
Net finance receivables	413,943	413,943	287,294	287,294
Repossessed assets	711	711	409	409
Liabilities
Level 3 inputs
Senior revolving credit facility	292,379	292,379	206,009	206,009
Mezzanine debt-related parties	—	—	25,814	26,428

Certain of the Company’s assets are carried at fair value and are classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are carried at fair value. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy:

	INTEREST RATE CAPS
DECEMBER 31,	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
2012	$1	$—	$1	$—
2011	28	—	28	—

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the balance sheet by level within the hierarchy as of December 31, 2012 and 2011 for which a nonrecurring change in fair value has been recorded during the years ended December 31, 2012 and 2011:

	REPOSSESSED ASSETS
DECEMBER 31,	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL LOSSES
2012	$711	$—	$—	$711	$456
2011	409	—	—	409	218

Note 13. Income Taxes

Regional Management Corp. and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by individual states in which it operates.

Income tax expense was $14,565, $12,169, and $9,178 for the years ended December 31, 2012, 2011, and 2010, respectively, which differed from the amount computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 2012, 2011 and 2010 to total income before income taxes as a result of the following:

	2012	2011	2010
U. S. Federal tax expense at statutory rate	$13,976	$11,695	$8,968
Increase (reduction) in income taxes resulting from:
Small insurance company income exclusion	(451)	(511)	(444)
State tax, net of federal benefit	888	774	569
Other	152	211	85

	$14,565	$12,169	$9,178

Income tax expense attributable to total income before income taxes consists of the following for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Current:
U. S. federal	$7,683	$7,133	$5,732
State and local	920	675	516

	8,603	7,808	6,248

Deferred:
U. S. federal	5,516	3,828	2,553
State and local	446	533	377

	5,962	4,361	2,930

Total	$14,565	$12,169	$9,178

Net deferred tax assets consist of the following as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Allowance for credit losses	$8,427	$7,002
Unearned insurance commissions	1,278	1,191
Non-refundable dealer fees	219	1,022
Stock based compensation	922	711
Fair value adjustment on interest rate cap	84	142
Amortization of non-compete	334	195
Group insurance reserve	—	23
Accrued expenses	390	230

Gross deferred tax assets	11,654	10,516

Deferred tax liabilities:
Fair market value adjustment of finance receivables	14,221	7,878
Deferred loan costs	1,790	1,272
Tax over book depreciation	1,002	926
Prepaid expenses	402	286
Other	186	139

Gross deferred tax liabilities	17,601	10,501

Net deferred tax assets (liabilities)	$(5,947)	$15

At December 31, 2012, we did not have any material uncertain tax positions.

Note 14. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011, and 2010:

	2012
	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$25,367	11,694,924	$2.17
Effect of dilutive securities
Options to purchase common stock	—	285,824	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$25,367	11,980,748	$2.12

Options to purchase 310,000 shares of common stock at $15 per share were outstanding during the year ended December 31, 2012, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	2011
	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$21,244	9,336,727	$2.28
Effect of dilutive securities
Options to purchase common stock	—	284,240	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$21,244	9,620,967	$2.21

	2010
	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$16,444	9,336,727	$1.76
Effect of dilutive securities
Options to purchase common stock	—	332,891	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$16,444	9,669,618	$1.70

Note 15. Related Party Transactions

The Company is majority owned by two sponsors and its former majority stockholders. The Company had consulting agreements with three of its individual owners that ended after the sale of stock in April 2012. Consulting fees paid totaled $563, $450, and $450, for the years ended December 31, 2012, 2011, and, 2010, respectively. Following is a summary of transactions during the years ended December 31, 2012, 2011, and 2010 with the sponsors and the individual owners who retain an interest in the Company.

	INDIVIDUAL OWNERS	SPONSORS
2012:
Interest paid on mezzanine debt	$195	$812
Financing fees	3	12
Consulting/Advisory fees expense	563	888
2011:
Interest paid on mezzanine debt	$772	$3,491
Consulting/Advisory fees expense	450	525
2010:
Issuance of 15.25% mezzanine debt	$5,000	$20,814
Financing fees	20	83
Interest paid on mezzanine debt	210	864
Consulting/Advisory fees expense	450	783

Note 16. Employee Benefit Plans

Retirement savings plan: The Company has a defined contribution employee benefit plan (401(k) plan) covering full-time employees who have at least one year of service. The Company makes a matching contribution equal to 100 percent of the first three percent of an employee’s gross income and 50 percent of the next two percent of gross income in 2012 and 2011. In 2010, employee contributions were equal to 50 percent of the first six percent of an employee’s gross income contributed to the plan. In 2011, the Company adopted a safe-harbor plan and as such the matching contribution is not discretionary. In prior years, the Company’s matching contribution was discretionary and subject to approval of the Compensation Committee. For the years ended December 31, 2012, 2011, and 2010, the Company recorded expense for the Company’s match of $367, $271, and $29, respectively.

Health insurance plan: Prior to May 1, 2011, the Company had a self-insured health plan available to all full-time salaried employees after one month of service. At the beginning of each plan year, the Company estimated the total cost of health insurance for the forthcoming year, allocated a portion of the cost to plan participants, and paid the balance of the cost. The Company had insurance to protect against claims in excess individual and aggregate amounts. Effective May 1, 2011, the Company adopted a fully insured health insurance plan where the per-employee cost is fixed for the plan year. Employees pay a portion of the cost and the Company pays the balance. The Company’s expense for the years ended December 31, 2012, 2011, and 2010 was $1,907, $1,432, and $1,223, respectively.

The Company offers a “mini-med” insurance plan for newly hired hourly employees and hourly employees not then participating in the health plan discussed above. A portion of the premium is paid by the employee and the balance by the Company. The insurance company bears all risk of loss on this policy.

Annual incentive plan: The Company maintains an annual incentive plan for executive officers and other management team members. The plan establishes 5 performance metrics with specific weighting factors. Amounts paid under the annual incentive plan and charged to operating expenses was $545, $660, and, $675 for the years ended December 31, 2012, 2011, and 2010, respectively. These annual incentive plan payments are subject to approval by the compensation committee.

Stock compensation plans: The Company has a 2007 Management Incentive Plan (the “2007 Stock Plan”) and a 2011 Stock Incentive Plan (the “2011 Stock Plan”). Under these plans, 1,987,412 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Company’s Board of Directors. All grants are made at 100% of the fair value at the date of grant. Options granted under the 2007 plan vest at 20% at the date of grant and 20% on the anniversary date of the grant each year thereafter for 4 years. Options granted under the 2011 plan vest at 20% each year for 5 years. In addition, these options vest and become exercisable in full upon the occurrence of a Change of Control (as defined in the Option Award Agreements). Participants who are awarded options must exercise their options within 10, 9, and 10 years of the grant, for the 2012, 2008 and 2007 grants, respectively. No options were granted in 2011, or 2010. At December 31, 2012, there were 1,087,790 shares available for grant under the plan.

The Company recognizes compensation expense in the financial statements for all stock-based payments granted based upon the fair value estimated in accordance with the provisions of the Codification.

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2012	2008	2007
Expected volatility	48.49%	37.48%	37.48%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	10.00	9.00	10.00
Risk-free rate	2.20%	3.77%	4.50%
Vesting period (in years)	5	4	4

Expected volatility is based on the historic volatility of a publicly traded company in the same industry. The risk free interest rate is based on the U.S. Treasury yield at the date the Board approved the option awards for the period (9 to 10 years) over which options are exercisable.

For the years ended December 31, 2012, 2011, and 2010, the Company recorded stock-based compensation expense in the amount of $542, $191, and $360, respectively. As of December 31, 2012, unrecognized stock-based compensation expense to be recognized over future periods approximated $2,196. This amount will be recognized as expense over a period of 4.3 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $211.4, $74.2, and $140.3 for the years ended December 31, 2012, 2011, and 2010, respectively.

A summary of the status of the Company’s stock option plan is presented below (shares in thousands):

	NUMBER OF SHARES	WEIGHTED AVERAGE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Options outstanding at January 1, 2012	590	$5.46
Granted	310	15.00
Exercised	—	—
Forfeited	13	15.00

Options outstanding at December 31, 2012	887	$8.66	5.4	$6,999

Options exercisable at December 31, 2012	602	$5.66	3.5	$6,557

Available for grant at December 31, 2012	1,088

At December 31, 2012, the options have a weighted-average remaining contractual life of 5.4 years.

The intrinsic value was estimated by applying the Company’s own market value for December 31, 2012.

Information on the vesting status of options outstanding at December 31, 2012 and 2011, respectively, follows (shares in thousands):

	2012		2011
	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Non-vested options, beginning of the year	45	$5.46	163	$5.46
Granted	310	15.00	—	5.46
Vested	57	7.54	(118)	5.46
Forfeited	13	15.00	—	5.46

Non-vested options, end of the year	285	$15.00	45	$5.46

Employment agreements: The Company has employment contracts or letter agreements with four members of senior management. These contracts and agreements stipulate the payment of salary, bonus, perquisites, and stock option awards to the affected individuals.

Note 17. Commitments and Contingencies

The Company is a defendant in various pending or threatened lawsuits. These matters are subject to various legal proceedings in the ordinary course of business. Each of these matters is subject to various uncertainties and some of them may have an unfavorable outcome to the Company. The Company has established accruals for the matters that are probable and reasonably estimable. The Company is not party to any legal proceedings that management believes would have a material adverse effect on the Company’s consolidated financial statements.

Note 18. Restricted Assets

RMC Reinsurance, Ltd. is a wholly-owned life insurance subsidiary of the Company. The Company sells optional insurance products to its customers in connection with its lending operations. These optional products include credit life, credit accident and health, property insurance, and involuntary unemployment insurance. Insurance premiums are remitted to an unaffiliated company that issues the policy to the customer. This company cedes the premiums to the Company’s wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. Life insurance premiums are ceded to the Company as written, non-life products are ceded as earned. The premiums and commissions received by the Company are deferred and amortized to income over the life of the insurance policy using the constant yield method.

Non-file insurance is written in lieu of recording and perfecting the Company’s security interest in the assets pledged on certain loans. Non-file insurance and the related insurance premiums, claims, and recoveries are not reflected in the accompanying financial statements except when claims are incurred. Non-file insurance premiums are collected from the borrower on certain loans at inception and renewal and remitted directly to the unaffiliated insurance company.

The Company maintains a cash reserve for life insurance claims in an amount determined by the ceding company. The cash reserve secures a letter of credit issued by a commercial bank in favor of the ceding company. The ceding company maintains the reserves for non-life claims.

Reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Following are total net premiums written and reinsured and total earned premiums for the years-ended December 31, 2012, 2011, and 2010:

YEAR ENDING DECEMBER 31,	NET WRITTEN PREMIUMS	EARNED PREMIUMS
2012	$15,718	$14,572
2011	14,220	13,178
2010	12,641	11,845

RMC Reinsurance is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. In 2009, the Company purchased a letter of credit in the amount of $888 in favor of the ceding company. The letter of credit is secured by a cash deposit of $888. In 2011, the Company increased the letter of credit and cash deposit by $450 to $1,338. The cash securing the letter of credit is presented as restricted cash in the other asset category in the accompanying balance sheets, which totaled $1,338 at both December 31, 2012 and 2011.

In 2009, the Company began a collateral protection collision insurance (“CPI”) program in one state and in a second state in 2011. CPI is added to a loan when a customer fails to provide the Company proof of collision insurance on an automobile securing a loan. The CPI program is administered by an independent third party, which tracks insurance lapses and cancellations and issues a policy when the customer does not provide proof of insurance. The insurance is added to the loan and increases the customers’ monthly loan payment. The third party and its insurance partner retain a percentage of the premium and pay all claims. The Company earns commissions for selling the insurance and will earn additional commissions if losses are less than estimated by the independent third party. Income is recognized on the constant yield method over the life of the insurance policy, which is generally one year.

Guaranteed Auto Protection: The Company offers a self-insured Guaranteed Auto Protection (“GAP”) to customers in North Carolina and Alabama. A GAP program is a contractual arrangement whereby the Company forgives the insured customer’s automobile purchase loan if the automobile is determined to be a total loss by the primary insurance carrier and insurance proceeds are not sufficient to pay off the customer’s loan. In 2012, the Company recognized $251 of revenue from this product and recognizes GAP revenue over the life of the loan. Losses are recognized in the period in which they occur.

Note 19. Business Combination

The following table sets forth the business combination activity for the year ended December 31, 2012.

Branches purchased	23
Branches merged into existing Regional offices	4

Net new offices	19

Net loans	$25,334
Customer list	2,485
Property and equipment	161
Other	408

Total Purchase Price	$28,388

The Company evaluates each acquisition to determine if it meets the definition of a business combination. The Company accounts for a transaction as a business combination if it meets the definition, which typically occurs when it assumes the lease, retains the location as a new branch, and offers employment to the existing employees; all other transactions are accounted for as the purchase of assets.

The purchase price for assets acquired in transactions accounted for as the acquisition of a business is allocated to the estimated fair value of the tangible and intangible assets acquired.

The Company records acquired finance receivables at face value. Management believes that the face value of the finance receivables acquired in 2012 approximates fair value as the interest rate and terms of the finance receivables are similar to finance receivables originated by the Company, which are normally at the maximum rate permitted by the state in which the transaction occurs. Property and equipment are valued at the mutually agreed upon purchase price, which management believes approximates fair value.

On January 20, 2012, the Company completed a business combination involving two affiliated consumer loan companies in the state of Alabama. This acquisition was made to expand the Company’s presence in the state. The Company hired a third party to assist in the valuation of acquired assets, which was not complete at December 31, 2012 or at January 31, 2013 when the purchase accounting adjustment period closed. The accompanying financial statements include management’s estimates of the valuation and amortization of intangible assets. As of December 31, 2012, the Company had incurred approximately $187 in costs related to the acquisition.

Note 20: Quarterly Information (unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2012 and 2011:

	2012
	Fourth	Third	Second	First
Total revenues	$37,000	$35,490	$32,016	$31,540
Provision for credit losses	8,846	7,384	5,908	5,627
General and administrative expenses	14,933	14,304	13,259	12,792
Interest expense	3,024	2,705	2,341	3,540
Income tax expense	3,560	4,109	3,888	3,008
Net income	$6,637	$6,988	$6,620	$5,122
Weighted average earnings per share:
Basic	$0.53	$0.56	$0.53	$0.55
Diluted	$0.52	$0.55	$0.52	$0.53

	2011
	Fourth	Third	Second	First
Total revenues	$29,428	$26,721	$24,374	$24,696
Provision for credit losses	5,960	4,569	3,489	3,836
General and administrative expenses	9,984	10,268	10,170	10,212
Interest expense	3,297	3,329	2,958	2,759
Income tax expense	3,603	3,193	2,729	2,644
Net income	$6,404	$5,185	$4,720	$4,935
Weighted average earnings per share:
Basic	$0.69	$0.56	$0.51	$0.53
Diluted	$0.66	$0.54	$0.50	$0.51

Note 21: Subsequent Events

On January 4, 2013 the Company made a hire date option grant for 100,000 shares of its common stock in connection with the hiring of a new chief financial officer. Those options are not included in the December 31, 2012 earnings per share calculation, but will be considered in all future earnings per share calculations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Proposal One: Election of Directors,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Compensation and Other Information Concerning Our Executive Officers and Directors” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) and reviews it at least annually. The Code of Ethics applies to all of our directors, officers, and employees and is posted on the Company’s Investor Relations website under the “Corporate Governance” tab at www.regionalmanagement.com. A stockholder may request a copy of the Code of Ethics by contacting our Investor Relations Department at 509 West Butler Road, Greenville, South Carolina 29607. To the extent permissible under applicable law, the rules of the SEC, and NYSE listing standards, we intend to disclose on our website any amendment to our Code of Ethics, or any grant of a waiver from a provision of our Code of Ethics, that requires disclosure under applicable law, the rules of the SEC, or NYSE listing standards.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the information presented under the headings “Corporate Governance Matters” and “Compensation and Other Information Concerning Our Executive Officers and Directors” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to the information presented under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Information Concerning Our Executive Officers and Directors” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance Matters” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the information presented under the heading “Proposal Two: Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2012 and December 31, 2011

(iii)	Consolidated Statements of Income for the Years Ended December 31, 2012, December 31, 2011, and December 31, 2010

(iv)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, December 31, 2011, and December 31, 2010

(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, December 31, 2011, and December 31, 2010

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(b)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(c)	Separate Financial Statements and Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Management Corp.

Date: March 18, 2013	/s/ Thomas F. Fortin
By: Thomas F. Fortin
Its: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas F. Fortin and Donald E. Thomas, and each of them, jointly and severally, as true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2013.

/s/ Thomas F. Fortin	Name:	Thomas F. Fortin
	Title:	Chief Executive Officer and Director (principal executive officer)

/s/ Donald E. Thomas	Name:	Donald E. Thomas
	Title:	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ David Perez	Name:	David Perez
	Title:	Chairman of the Board of Directors

/s/ Roel C. Campos	Name:	Roel C. Campos
	Title:	Director

/s/ Richard T. Dell’Aquila	Name:	Richard T. Dell’Aquila
	Title:	Director

/s/ Richard A. Godley	Name:	Richard A. Godley
	Title:	Director

/s/ Jared L. Johnson	Name:	Jared L. Johnson
	Title:	Director

/s/ Alvaro G. de Molina	Name:	Alvaro G. de Molina
	Title:	Director

/s/ Carlos Palomares	Name:	Carlos Palomares
	Title:	Director

/s/ Erik A. Scott	Name:	Erik A. Scott
	Title:	Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Regional Management Corp.		8-K	001-35477	3.1	4/2/2012

3.2	Amended and Restated Bylaws of Regional Management Corp.		8-K	001-35477	3.2	4/2/2012

10.1	Amended and Restated Shareholders Agreement, dated as of March 27, 2012, among Regional Management Corp., Parallel 2005 Equity Fund, LP, Palladium Equity Partners III, L.P., and the other stockholders party thereto		8-K	001-35477	10.1	4/2/2012

10.2.1	Fourth Amended and Restated Loan and Security Agreement, dated as of January 18, 2012, among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, and Regional Finance Corporation of Tennessee, as borrowers		S-1/A	333-174245	10.2	3/2/2012

10.2.2	Extension, Joinder and First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of July 31, 2012, among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, and Regional Finance Company of Missouri, LLC, as borrowers		8-K	001-35477	10.1	8/1/2012

10.3.1	Senior Subordinated Loan and Security Agreement, dated as of August 25, 2010, among the lenders named therein, Palladium Capital Management III, L.L.C., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama and Regional Finance Corporation of Tennessee, as borrowers		S-1/A	333-174245	10.3	7/13/2011

10.3.2	First Amendment and Extension to Senior Subordinated Loan and Security Agreement, dated as of January 18, 2012, among the lenders named therein, Palladium Capital Management III, L.L.C., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama and Regional Finance Corporation of Tennessee, as borrowers		S-1/A	333-174245	10.3.2	3/2/2012

10.4†	Regional Management Corp. 2007 Management Incentive Plan		S-1/A	333-174245	10.4	6/23/2011

10.5†	Regional Management Corp. 2011 Stock Incentive Plan and Forms of Nonqualified Stock Option Agreement		S-1/A	333-174245	10.5	8/4/2011

10.6†	Regional Management Corp. Annual Incentive Plan		S-1/A	333-174245	10.6	8/4/2011

10.7.1†	Employment Agreement, dated as of March 21, 2007, between C. Glynn Quattlebaum and Regional Management Corp.; First Amendment, dated as of July 18, 2008; Second Amendment, dated effective as of January 1, 2009; Third Amendment, dated as of April 13, 2010; and Fourth Amendment, dated as of May 17, 2011		S-1/A	333-174245	10.11	6/23/2011

10.7.2†	Amendment 1 to Employment Agreement, dated as of March 8, 2012, between Regional Management Corp. and C. Glynn Quattlebaum		S-1/A	333-174245	10.14	3/12/2012

10.7.3†#	Fifth Amendment to Employment Agreement, dated October 8, 2012, between Regional Management Corp. and C. Glynn Quattlebaum	X

10.8.1†	Employment Agreement, dated as of February 29, 2008, between Regional Management Corp. and Thomas F. Fortin; First Amendment, dated as of July 18, 2008; Second Amendment, dated effective as of January 1, 2009; Third Amendment, dated as of April 13, 2010; and Fourth Amendment, dated as of May 17, 2011		S-1/A	333-174245	10.12	6/23/2011

10.8.2†#	Fifth Amendment to Employment Agreement, dated October 8, 2012, between Regional Management Corp. and Thomas F. Fortin	X

10.9.1†	Letter agreement, dated as of July 1, 2008, between Regional Management Corp. and Robert D. Barry; the letter agreement, dated as of April 13, 2010; and the letter agreement, dated as of May 17, 2011		S-1/A	333-174245	10.13	6/23/2011

10.9.2†#	Letter agreement, dated as of October 8, 2012, between Regional Management Corp. and Robert D. Barry	X

10.9.3†	Letter agreement, dated as of October 22, 2012, between Regional Management Corp. and Robert D. Barry	X

10.10†	Letter agreement, dated as of December 12, 2012, between Regional Management Corp. and Donald E. Thomas		8-K	001-35477	10.1	12/18/2012

10.11†	Letter agreement, dated as of December 12, 2012, between Regional Management Corp. and Brian J. Fisher	X

10.12†	Option Award Agreement, dated as of October 11, 2007, between Regional Management Corp. and C. Glynn Quattlebaum		S-1/A	333-174245	10.10	6/23/2011

10.13†	Option Award Agreement, dated as of February 26, 2008, between Regional Management Corp. and Thomas F. Fortin		S-1/A	333-174245	10.8	6/23/2011

10.14†	Option Award Agreement, dated as of October 11, 2007, between Regional Management Corp. and Robert D. Barry		S-1/A	333-174245	10.7	6/23/2011

10.15†	Option Award Agreement, dated as of April 23, 2008, between Regional Management Corp. and Robert D. Barry		S-1/A	333-174245	10.9	6/23/2011

21.1	Subsidiaries of Regional Management Corp.	X

23.1	Consent of McGladrey LLP	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101+	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text	X

†	Indicates a management contract or a compensatory plan, contract, or arrangement.
#	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
+	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.