Form 10-Q
period 2013-03-31
Regional Management Corp.
filed 2013-05-13
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, the registrant had outstanding 12,584,942 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

March 31, 2013 (Unaudited) and December 31, 2012

($ in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash	$857	$3,298
Gross finance receivables	515,844	529,583
Less unearned finance charges, insurance premiums, and commissions	(85,413)	(92,024)

Finance receivables	430,431	437,559
Allowance for credit losses	(24,630)	(23,616)

Net finance receivables	405,801	413,943
Property and equipment, net of accumulated depreciation	5,585	5,111
Repossessed assets at net realizable value	659	711
Goodwill	363	363
Intangible assets, net	1,813	1,815
Other assets	6,770	9,750

Total assets	$421,848	$434,991

Liabilities and Stockholders’ Equity
Liabilities:
Deferred tax liability, net	$5,736	$5,947
Accounts payable and accrued expenses	4,387	6,096
Senior revolving credit facility	273,037	292,379
Other notes payable	68	—

Total liabilities	283,228	304,422
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized, 12,584,942 shares issued and outstanding at March 31, 2013; 1,000,000,000 shares authorized, 12,486,727 shares issued and outstanding at December 31, 2012	1,258	1,249
Additional paid-in-capital	81,272	80,158
Retained earnings	56,090	49,162

Total stockholders’ equity	138,620	130,569

Total liabilities and stockholders’ equity	$421,848	$434,991

See accompanying notes to consolidated financial statements (unaudited).

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

($ in thousands, except per share amounts)

	2013	2012
Revenue
Interest and fee income	$34,046	$27,069
Insurance income, net	2,933	2,635
Other income	1,590	1,836

Total revenue	38,569	31,540

Expenses
Provision for credit losses	8,071	5,627
General and administrative expenses
Personnel	10,033	7,997
Occupancy	2,516	1,894
Advertising	505	593
Other	3,366	2,308
Consulting and advisory fees	—	1,451
Interest expense
Senior revolving credit facility and other debt	3,081	2,510
Mezzanine debt-related parties	—	1,030

Total interest expense	3,081	3,540

Total expenses	27,572	23,410

Income before income taxes	10,997	8,130
Income taxes	4,069	3,008

Net income	$6,928	$5,122

Net income per common share:
Basic	$0.55	$0.55

Diluted	$0.54	$0.53

Weighted average common shares outstanding:
Basic	12,502,378	9,336,727

Diluted	12,780,508	9,616,497

See accompanying notes to consolidated financial statements (unaudited).

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2011	934	28,150	23,795	52,879
Sale of common stock	315	46,935	—	47,250
Underwriting discount and offering expense	—	(7,469)	—	(7,469)
Reclassification of temporary equity	—	12,000	—	12,000
Stock option expense	—	542	—	542
Net income	—	—	25,367	25,367

Balance, December 31, 2012	1,249	80,158	49,162	130,569
Proceeds from exercise of stock options	9	935	—	944
Stock option expense	—	179	—	179
Net income	—	—	6,928	6,928

Balance, March 31, 2013	$1,258	$81,272	$56,090	$138,620

See accompanying notes to consolidated financial statements (unaudited).

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

($ in thousands)

	2013	2012
Cash Flows From Operating Activities
Net income	$6,928	$5,122
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,071	5,627
Depreciation and amortization	730	677
Amortization of stock compensation expense	179	22
Fair value adjustment on interest rate caps	—	17
Deferred income taxes, net	(211)	2,477
Changes in operating assets and liabilities:
Decrease (increase) in other assets	2,773	(1,775)
Increase (decrease) in other liabilities	(1,709)	309

Net cash provided by operating activities	16,761	12,476

Cash flows from investing activities:
Net repayment of finance receivables	71	9,368
Payment for business combination, net of cash	—	(28,388)
Purchase of property and equipment	(943)	(368)

Net cash used in investing activities	(872)	(19,388)

Cash flows from financing activities:
Increase in cash overdraft	—	5
Issuance of other notes payable, net	68	889
Proceeds from exercise of stock options	536	—
Excess tax benefits from exercise of stock options	408	—
Net advances (payments) on senior revolving credit facility	(19,342)	3,598

Net cash provided by (used in) financing activities	(18,330)	4,492

Net change in cash	(2,441)	(2,420)
Cash:
Beginning	3,298	4,849

Ending	$857	$2,429

Supplemental Disclosure of Cash Flow Information
Cash payments for interest
Paid to third parties	$2,965	$2,459

Paid to related parties	$—	$788

Cash payments for income taxes	$473	$2,553

See accompanying notes to consolidated financial statements (unaudited).

Regional Management Corp. and Subsidiaries

Notes to Financial Statements

March 31, 2013 and 2012

($ in thousands, except per share amounts)

(Unaudited)

Note 1. Basis of presentation

Basis of presentation: The consolidated financial statements of Regional Management Corp. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our current Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the SEC.

Note 2. Nature of Business and Significant Accounting Policies

Nature of business: The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small installment loans, large installment loans, automobile purchase loans, furniture and appliance purchase loans, related credit insurance, and ancillary products and services. As of March 31, 2013, the Company operates offices in 232 locations in the states of Alabama (46 offices), New Mexico (2 offices), North Carolina (28 offices), Oklahoma (7 offices), South Carolina (70 offices), Tennessee (20 offices), and Texas (57 offices) under the names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit, AutoCredit Source, RMC Retail, and Sun Finance. The Company opened 11 new offices during the three months ended March 31, 2013.

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

Accounting pronouncements issued and adopted:

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption did not have any impact on the Company’s consolidated financial statements.

Note 3. Finance Receivables, Allowance for Credit losses and Credit Quality Information

Finance receivables consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
Small installment loans	$182,465	$190,339
Large installment loans	51,895	57,428
Automobile purchase loans	165,812	159,837
Furniture and appliance purchase loans	30,259	29,955

Finance receivables	$430,431	$437,559

Changes in the allowance for credit losses for the periods indicated (unaudited):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of year	$23,616	$19,300
Provision for credit losses	8,071	5,627
Finance receivables charged off	(7,356)	(5,242)
Recoveries	299	175

Balance at end of year	$24,630	$19,860

The following is a reconciliation of the allowance for credit losses by product for the three months ended March 31, 2013 and 2012 (unaudited):

	Balance January 1, 2013	Provision	Charge- Offs	Recoveries	Balance March 31, 2013	Finance Receivables March 31, 2013	Allowance as Percentage of Finance Receivables March 31, 2013
Small installment	$11,369	$3,572	$(4,103)	$128	$10,966	$182,465	6.0%
Large installment	2,753	1,094	(785)	89	3,151	51,895	6.1%
Automobile purchase	8,424	2,761	(2,038)	67	9,214	165,812	5.6%
Furniture and appliance purchase	1,070	644	(430)	15	1,299	30,259	4.3%

Total	$23,616	$8,071	$(7,356)	$299	$24,630	$430,431	5.7%

	Balance January 1, 2012	Provision	Charge- Offs	Recoveries	Balance March 31, 2012	Finance Receivables March 31, 2012	Allowance as Percentage of Finance Receivables March 31, 2012
Small installment	$8,838	$2,450	$(3,263)	$122	$8,147	$109,970	7.4%
Large installment	2,448	1,490	(473)	25	3,490	57,594	6.1%
Automobile purchase	7,618	1,547	(1,436)	27	7,756	135,848	5.7%
Furniture and appliance purchase	396	140	(70)	1	467	14,088	3.3%

Total	$19,300	$5,627	$(5,242)	$175	$19,860	$317,500	6.3%

Following is a summary of the finance receivables associated with customers in bankruptcy as of the periods indicated:

	Finance Receivables in Bankruptcy as of
	March 31, 2013	December 31, 2012
	(Unaudited)
Small installment	$565	$420
Large installment	1,645	1,696
Automobile purchase	3,187	3,044
Furniture and appliance purchase	96	98

Total	$5,493	$5,258

The following is an assessment of the credit quality of finance receivables at March 31, 2013 and December 31, 2012. The contractual delinquency of the finance receivable portfolio by component at March 31, 2013 and December 31, 2012 was:

	March 31, 2013 (Unaudited)
	Small Installment		Large Installment		Automobile Purchase		Furniture and Appliance Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$148,520	81.4%	$39,381	75.9%	$123,238	74.3%	$24,805	82.0%	$335,944	78.0%
1 to 29 days delinquent	20,854	11.4%	8,821	17.0%	34,391	20.7%	3,915	12.9%	67,981	15.8%

Delinquent accounts
30 to 59 days	3,999	2.2%	1,384	2.7%	4,086	2.5%	493	1.6%	9,962	2.3%
60 to 89 days	2,786	1.5%	705	1.3%	1,646	1.0%	313	1.1%	5,450	1.3%
90 days and over	6,306	3.5%	1,604	3.1%	2,451	1.5%	733	2.4%	11,094	2.6%

Total delinquency	$13,091	7.2%	$3,693	7.1%	$8,183	5.0%	$1,539	5.1%	$26,506	6.2%

Total finance receivables	$182,465	100.0%	$51,895	100.0%	$165,812	100.0%	$30,259	100.0%	$430,431	100.0%

Finance receivables in nonaccrual status	$6,306	3.5%	$1,604	3.1%	$2,451	1.5%	$733	2.4%	$11,094	2.6%

	December 31, 2012
	Small Installment		Large Installment		Automobile Purchase		Furniture and Appliance Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$151,349	79.4%	$42,437	73.8%	$110,147	69.0%	$23,868	79.6%	$327,801	74.9%
1 to 29 days delinquent	25,285	13.3%	10,714	18.7%	39,863	24.9%	4,361	14.6%	80,223	18.3%

Delinquent accounts
30 to 59 days	4,514	2.4%	1,767	3.1%	5,354	3.3%	751	2.6%	12,386	2.9%
60 to 89 days	2,996	1.6%	807	1.4%	1,912	1.2%	333	1.1%	6,048	1.4%
90 days and over	6,195	3.3%	1,703	3.0%	2,561	1.6%	642	2.1%	11,101	2.5%

Total delinquency	$13,705	7.3%	$4,277	7.5%	$9,827	6.1%	$1,726	5.8%	$29,535	6.8%

Total finance receivables	$190,339	100.0%	$57,428	100.0%	$159,837	100.0%	$29,955	100.0%	$437,559	100.0%

Finance receivables in nonaccrual status	$6,195	3.3%	$1,703	3.0%	$2,561	1.6%	$642	2.1%	$11,101	2.5%

Following is a summary of finance receivables evaluated for impairment at March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)
	Small Installment	Large Installment	Automobile Purchase	Furniture and Appliance Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$1,380	$326	$403	$167	$2,276
Customers in Chapter 13 bankruptcy	565	1,645	3,187	96	5,493

Total impaired accounts specifically evaluated	$1,945	$1,971	$3,590	$263	$7,769
Finance receivables evaluated collectively	180,520	49,924	162,222	29,996	422,662

Finance receivables outstanding	$182,465	$51,895	$165,812	$30,259	$430,431

Accounts in bankruptcy in nonaccrual status	$116	$489	$788	$38	$1,431

Amount of the specific reserve for impaired accounts	$1,562	$932	$1,574	$192	$4,260

Average impaired accounts	$1,564	$2,000	$3,576	$212	$7,352

Amount of the general component of the reserve	$9,404	$2,219	$7,640	$1,107	$20,370

	December 31, 2012
	Small Installment	Large Installment	Automobile Purchase	Furniture and Appliance Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$725	$266	$349	$76	$1,416
Customers in Chapter 13 bankruptcy	420	1,696	3,044	98	5,258

Total impaired accounts specifically evaluated	$1,145	$1,962	$3,393	$174	$6,674
Finance receivables evaluated collectively	189,194	55,466	156,444	29,781	430,885

Finance receivables outstanding	$190,339	$57,428	$159,837	$29,955	$437,559

Accounts in bankruptcy in nonaccrual status	$97	$463	$850	$41	$1,451

Amount of the specific reserve for impaired accounts	$854	$802	$1,405	$109	$3,170

Average impaired accounts	$1,191	$1,779	$2,901	$113	$5,984

Amount of the general component of the reserve	$10,515	$1,951	$7,019	$961	$20,446

It is not practical to compute the amount of interest earned on impaired loans.

Note 4. Debt

The Company’s senior revolving credit facility contains restrictive covenants. At March 31, 2013, the Company was in compliance with all debt covenants.

Note 5. Disclosure about fair value of financial instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

Debt: The Company refinanced its senior revolving credit facility in January 2012, and further amended the senior revolving credit facility in July 2012 and March 2013. As a result of the refinancing, the Company believes that the fair value of this variable rate debt approximates its carrying value at March 31, 2013. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	March 31, 2013 (Unaudited)		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$857	$857	$3,298	$3,298
Restricted cash	1,338	1,338	1,338	1,338
Level 2 inputs
Interest rate caps	—	—	1	1
Level 3 inputs
Net finance receivables	405,801	405,801	413,943	413,943
Repossessed assets	659	659	711	711
Liabilities
Level 3 inputs
Senior revolving credit facility	273,037	273,037	292,379	292,379
Other notes payable	68	68	—	—

Certain of the Company’s assets carried at fair value are classified and disclosed in one of the following three categories:

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

Note 7. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013 (Unaudited)
	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$6,928	12,502,378	$0.55
Effect of dilutive securities
Options to purchase common stock	—	278,130	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$6,928	12,780,508	$0.54

	Three Months Ended March 31, 2012 (Unaudited)
	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$5,122	9,336,727	$0.55
Effect of dilutive securities
Options to purchase common stock	—	279,770	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$5,122	9,616,497	$0.53

Options to purchase 410,000 shares of common stock at $15.00-$16.73 per share were outstanding during the three months ended March 31, 2013, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 8. Stock-Based Compensation

Stock compensation plans: The Company has the 2007 Management Incentive Plan (the “2007 Stock Plan”) and the 2011 Stock Incentive Plan (the “2011 Stock Plan”). Under these plans, 1,987,412 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Company’s Board of Directors (the “Board”). All grants are made at 100% of the fair value at the date of grant. Options granted under the 2007 plan vest at 20% at the date of grant and 20% on the anniversary date of the grant each year thereafter for 4 years. Options granted under the 2011 plan vest at 20% each year for 5 years. In addition, these options vest and become exercisable in full upon the occurrence of a Change of Control (as defined in the Option Award Agreements). Participants who are awarded options must exercise their options within a maximum of 10 years of the grant. At March 31, 2013, there were 987,790 shares available for grant under the 2007 Stock Plan and 2011 Stock Plan, collectively.

The Company recognizes compensation expense in the financial statements for all stock-based payments granted based upon the fair value estimated.

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	The Three Months Ended March 31,
	2013	2012
Expected volatility	48.49%	48.49%
Expected dividends	0.00%	0.00%
Expected term (in years)	10.00	10.00
Risk-free rate	1.76%	2.20%
Vesting period (in years)	5	5

Expected volatility is based on the historic volatility of a publicly traded company in the same industry. The risk free interest rate is based on the U.S. Treasury yield at the date the Board approved the option awards for the period (9 to 10 years) over which options are exercisable.

For the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation expense in the amount of $179 and $22, respectively. As of March 31, 2013, unrecognized stock-based compensation expense to be recognized over future periods approximated $3,013. This amount will be recognized as expense over a period of 4.2 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $69.8 and $9.0, for the three months ended March 31, 2013 and 2012, respectively.

A summary of the status of the Company’s stock option plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	887	$8.66
Granted	100	16.73
Exercised	98	5.46
Forfeited	—	—

Options outstanding at March 31, 2013	889	$9.92	6.2	$9,136

Options exercisable at March 31, 2013	561	$6.64	4.4	$7,604

Available for grant at March 31, 2013	988

At March 31, 2013, the options have a weighted-average remaining contractual life of 6.2 years.

The intrinsic value was calculated by applying the Company’s own market value for March 31, 2013. The total intrinsic value of options exercised was $1,423 for the three months ended March 31, 2013.

Information on the activity of options for the three months ended March 31, 2013 follows (shares in thousands):

	2013
	Shares	Weighted Average Grant Date Fair Value
Non-vested options at January 1, 2013	285	$15.00
Granted	100	16.73
Vested	57	15.00
Forfeited	—	—

Non-vested options at March 31, 2013	328	$15.53

Note 9. Commitments and Contingencies

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

Note 10. Restricted Assets

RMC Reinsurance, Ltd. is a wholly-owned life insurance subsidiary of the Company. RMC Reinsurance is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. In 2011, the letter of credit was increased to $1,338 in favor of the ceding company. The letter of credit is secured by a cash deposit of $1,388. The cash securing the letter of credit is presented as restricted cash in the other asset category in the accompanying balance sheets, which totaled $1,338 at March 31, 2013 and December 31, 2012.

Note 11: Subsequent Events

On April 3, 2013 RMC Reinsurance increased its letter of credit from $1,338 to $1,900. The letter of credit is secured by a cash deposit of $1,900.

On April 5, 2013, the Company purchased the assets of two branches in a business combination with a consumer loan company in the state of Georgia. Substantially all the acquired finance receivables will be classified as small installment loans in the Company’s consolidated financial statements due to their similar maturity and loan size. Management is evaluating the purchase transaction and has not determined the allocation of the purchase price among the tangible and intangible assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make, and you therefore should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties, including, without limitation, the risks set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (which was filed with the Securities and Exchange Commission on March 18, 2013). The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements contained elsewhere in this report, as well as our audited consolidated financial statements, including the notes thereto, and the “Risk Factors” and “Management’s Discussion and Analysis” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 232 locations in the states of South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, New Mexico, and Georgia as of March 31, 2013. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, furniture and appliance retailers, and our consumer website. We operate an integrated branch model in which all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Installment Loans – As of March 31, 2013, we had approximately 181,000 small installment loans outstanding, representing $182.5 million in finance receivables.

•	Large Installment Loans – As of March 31, 2013, we had approximately 17,000 large installment loans outstanding, representing $51.9 million in finance receivables.

•	Automobile Purchase Loans – As of March 31, 2013, we had approximately 18,000 automobile purchase loans outstanding, representing $165.8 million in finance receivables.

•	Furniture and Appliance Purchase Loans – As of March 31, 2013, we had approximately 28,000 furniture and appliance purchase loans outstanding, representing $30.3 million in finance receivables.

•	Insurance Products – We offer our customers optional payment protection insurance options relating to many of our loan products.

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

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees from our loan products is largely driven by the amount of loans that we originate. Average finance receivables grew 32.3% from $240.8 million in 2011 to $318.6 million in 2012. Average finance receivables grew 37.2% from $318.6 in the first three months of 2012 to $437.0 million in the first three months of 2013. We originated or purchased 67,300, 120,900, and 27,200 new loans during 2011, 2012, and the first three months of 2013, respectively. We source our loans through our branches and our live check program, as well as through automobile dealerships and furniture and appliance retailers that partner with us. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened or acquired 36, 51, and 11 new branches in 2011, 2012, and the first three months of 2013, respectively. Our 2013 plans include opening 35 to 45 de novo branch locations, which would be a 15.8% to 20.4% increase in our branch network. We have the opportunity to add as many as 800 additional branches over time in the states in which it is favorable for us to conduct business, and we have plans to continue to grow our branch network.

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

Asset Quality. Our results of operations are highly dependent upon the quality of our asset portfolio. We recorded a $27.8 million provision for credit losses during 2012 (or 7.7% as a percentage of average finance receivables) and an $8.1 million provision for credit losses during the first three months of 2013 (or 7.4% as a percentage of average finance receivables (annualized)). The quality of our asset portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent portfolio oversight, and respond to changing economic conditions as we grow our loan portfolio.

Allowance for Credit Losses. We evaluate losses in each of our four categories of loans in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013 (Unaudited)			As of December 31, 2012
	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
	(Dollars in thousands)
Small installment loans	$182,465	$10,966	6.0%	$190,339	$11,369	6.0%
Large installment loans	51,895	3,151	6.1%	57,428	2,753	4.8%
Automobile purchase loans	165,812	9,214	5.6%	159,837	8,424	5.3%
Furniture and appliance purchase loans	30,259	1,299	4.3%	29,955	1,070	3.6%

Total	$430,431	$24,630	5.7%	$437,559	$23,616	5.4%

The allowance for small installment loans uses the most recent eight months of net charge-offs as a percentage of the average of the most recent month-end balance of loans as a key data point in estimating the allowance. The allowance for each other loan type is based on the most recent 12 months of net charge-offs as a percentage of the average of the most recent month-end balance of loans as a key data point for estimating the allowance. We believe that the primary underlying factor driving the provision for credit losses for each of these loan types is the same: general economic conditions in the areas in which we conduct business. In addition, gasoline prices and the market for repossessed automobiles at auction are additional underlying factors that we believe influence the provision for credit losses for automobile purchase loans and, to a lesser extent, large installment loans. We monitor these factors, the monthly trend of delinquencies, and the slow file (which consists of all loans one or more days past due) to identify trends that might require an increased provision, and we modify the provision for credit losses accordingly.

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

Efficiency Ratio. One of our key operating metrics is our efficiency ratio, which is calculated by dividing the sum of general and administrative expenses by total revenue. Our efficiency ratio was 42.6% in the first three months of 2013, compared to 40.6% in the same period of 2012. The increase in the ratio in 2013 reflects the additional personnel and other costs of being a public company. However, the primary reason for the increase is the decline in our composite yield.

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

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on paid out or renewed loans). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums to RMC Reinsurance as earned. As of March 31, 2013, we had pledged a $1.3 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Our personnel expenses are the largest component of our general and administrative expenses and consist primarily of the salaries, bonuses, and benefits associated with all of our branch, field, and headquarters employees, and related payroll taxes. In 2012 and 2013, we granted awards of stock options to purchase an aggregate of 380,000 shares of our common stock to our executive officers and directors and stock options to purchase an aggregate of 30,000 shares to other employees, each pursuant to the Regional Management Corp. 2011 Stock Incentive Plan (the “2011 Stock Plan”). These stock options have an exercise price of $15.00-$16.73 per share and vest in five equal annual installments beginning on the first anniversary of the grant date. Deferred stock-based compensation expense equal to the grant-date fair value of the stock options issued of $3.8 million is being recognized as compensation expense over the vesting period.

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

Other expenses consist primarily of various other expenses, including legal, audit, office supplies, credit bureau charges, and postage. In addition, for a discussion regarding how risks and uncertainties associated with the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Our general and administrative expenses have increased as a result of the additional legal, accounting, insurance, and other expenses associated with being a public company.

Consulting and Advisory Fees. Consulting and advisory fees consisted of amounts payable to Palladium Equity Partners III, L.P. and Parallel 2005 Equity Fund, LP (which we sometimes refer to herein as our “sponsors”) and certain former major stockholders, who were members of our management before our acquisition by the sponsors, pursuant to certain agreements that were terminated in connection with our initial public offering that closed in April 2012.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (unaudited):

	Three Months Ended March 31,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue
	(Dollars in Thousands)
Revenue:
Interest and fee income	$34,046	88.3%	$27,069	85.8%
Insurance income, net	2,933	7.6%	2,635	8.4%
Other income	1,590	4.1%	1,836	5.8%

Total revenue	38,569	100.0%	31,540	100.0%

Expenses:
Provision for credit losses	8,071	20.9%	5,627	17.8%
General and administrative expenses
Personnel	10,033	26.0%	7,997	25.4%
Occupancy	2,516	6.5%	1,894	6.0%
Advertising	505	1.3%	593	1.9%
Other	3,366	8.7%	2,308	7.3%
Consulting and advisory fees	—	—	1,451	4.6%
Interest expense
Senior revolving credit facility and other debt	3,081	8.0%	2,510	7.9%
Mezzanine debt-related parties	—	—	1,030	3.3%

Total interest expense	3,081	8.0%	3,540	11.2%

Total expenses	27,572	71.4%	23,410	74.2%

Income before taxes	10,997	28.5%	8,130	25.8%
Income taxes	4,069	10.5%	3,008	9.6%

Net income	$6,928	18.0%	$5,122	16.2%

Regional Management Corp.

Selected Financial Data

As of and for the Three Months Ended March 31, 2013 and 2012

(Unaudited)

(Dollars in thousands)

	Components of Increase in Interest Income Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$7,782	$(2,276)	$5,506
Large installment loans	24	(431)	(407)
Automobile purchase loans	1,614	(512)	1,102
Furniture and appliance purchase loans	964	(188)	776

Total increase in interest income	$10,384	$(3,407)	$6,977

	Loans Originated (1) Three Months Ended March 31,
	2013	2012
Small installment loans	$101,710	$56,811
Large installment loans	14,736	12,517
Automobile purchase loans	32,706	30,140
Furniture and appliance purchase loans	8,923	6,733

Total finance receivables	$158,075	$106,201

(1)	Represents gross balance of loan originations, including unearned finance charges

	Three Months Ended March 31,
	2013		2012
	Amount	Percentage of Average Finance Receivables (Annualized)	Amount	Percentage of Average Finance Receivables (Annualized)
Net charge-offs as a percentage of average finance receivables	$7,057	6.5%	$5,067	6.4%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for credit losses	$8,071	20.9%	$5,627	17.8%
General and administrative expenses	$16,420	42.6%	$12,792	40.6%

	Amount	Growth Rate	Amount	Growth Rate
Same store finance receivables at period-end/Growth rate	$373,563	28.7%	$251,767	6.9%
Same store revenue growth rate		14.4%		9.4%

	Finance Receivables As of March 31,
	2013	2012
Small installment loans	$182,465	$109,970
Large installment loans	51,895	57,594
Automobile purchase loans	165,812	135,848
Furniture and appliance purchase loans	30,259	14,088

Total finance receivables	$430,431	$317,500

Composite yields	35.3%	39.6%

	As of March 31,
	2013		2012
	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables
Allowance for credit losses	$24,630	5.7%	$19,860	6.3%
Over 90 days contractually delinquent	$11,094	2.6%	$7,429	2.3%
Over 180 days contractually delinquent	$2,986	0.7%	$1,712	0.5%
Number of branches at period end	232		194

Comparison of March 31, 2013, Versus March 31, 2012

The following is a discussion of the changes by product type:

•

Small Installment Loans – Small installment loans (loans with an original principal balance of $2,500 or less) outstanding increased by $72.5 million, or 65.9%, to $182.5 million at March 31, 2013, from $110.0 million at March 31, 2012. Our live check campaigns drove significant loan growth in existing and new branches. In addition, the growth in receivables at the new branches opened in 2012 contributed to the growth in overall small installment loans outstanding.

•

Large Installment Loans – Large installment loans outstanding decreased by $5.7 million, or 9.9%, to $51.9 million at March 31, 2013, from $57.6 million at March 31, 2012. The decrease was due to the application of the Company’s underwriting standards on large loans purchased in the prior year resulting in smaller renewals and originations than those loans originally purchased.

•

Automobile Purchase Loans – Automobile purchase loans outstanding increased by $30.0 million, or 22.1%, to $165.8 million at March 31, 2013, from $135.8 million at March 31, 2012. The increase in automobile purchase loans outstanding was principally due to our increased emphasis on such loans, including our new initiatives relating to indirect lending through our AutoCredit Source branches. The addition in recent years of indirect lending at a lower interest rate has slightly lowered the overall yield of our automobile purchase loan category.

•

Furniture and Appliance Purchase Loans – Furniture and appliance purchase loans outstanding increased $16.2 million, or 114.8%, to $30.3 million at March 31, 2013, from $14.1 million at March 31, 2012. The increase in furniture and appliance purchase loans outstanding resulted from the additional relationships we established with new furniture and appliance retailers, as well as an expansion of volume through our existing relationships.

Comparison of the Three Months Ended March 31, 2013, Versus the Three Months Ended March 31, 2012

Net Income and Revenue. Net income increased $1.8 million for the three months ended March 31, 2013, or 35.3%, to $6.9 million, from $5.1 million for the three month period ended March 31, 2012. Total revenues increased $7.0 million during the quarter ended March 31, 2013, a 22.3% increase over the corresponding quarter in March 31, 2012. The increase in 2013 revenues and net income is attributable to strong loan growth in existing branches, combined with the opening of 38 additional branches since March 31, 2012.

Interest and Fee Income. Interest and fee income increased $7.0 million, or 25.8%, to $34.0 million in the three months ended March 31, 2013, from $27.1 million in the three months ended March 31, 2012. The increase in interest and fee income was due primarily to a 37.2% increase in average finance receivables during the year, offset by a decrease in the average yield on loans from 34.0% to 31.2%. The following table sets forth the portions of the increase in interest and fee income attributable to changes in the finance receivables balance and average yield for each of our products for the three months ended March 31, 2013, compared to the three months ended March 31, 2012 (dollars in thousands):

	Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012 Increase (Decrease) (Unaudited)
	Volume	Rate	Net
Small installment loans	$7,782	$(2,276)	$5,506
Large installment loans	24	(431)	(407)
Automobile purchase loans	1,614	(512)	1,102
Furniture and appliance purchase loans	964	(188)	776

Total	$10,384	$(3,407)	$6,977

Insurance Income. Insurance income increased $298,000, or 11.3%, to $2.9 million in the three months ended March 31, 2013 from $2.6 million in the three months ended March 31, 2012. However, annualized insurance income as a percentage of average finance receivables decreased from 3.3% to 2.7%. The decline is primarily attributable to the increase in indirect automobile purchase and furniture and appliance purchase loans where we do not have the opportunity to discuss our insurance offerings with the customer.

Other Income. Other income decreased $246,000, or 13.4%, to $1.6 million in the three months ended March 31, 2013 from $1.8 million in the same period of 2012. The largest component of other income is late charges, which increased $261,000, or 25.6%, to $1.3 million in the three months ended March 31, 2013 from $1.0 million in the same period of 2012.

In 2012 we recognized $301,000 of revenue from the preparation of income tax returns. The Company no longer provides these services.

Provision for Credit Losses. Our provision for credit losses increased $2.4 million, or 43.4%, to $8.1 million in the three months ended March 31, 2013 from $5.6 million in the comparable period of 2012. The increase in the provision was made in recognition of growth in the loan portfolio. Net loans charged-off were 6.5% and 6.4% (annualized) of average finance receivables for the three months ended March 31, 2013 and 2012, respectively.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, advertising, and other expenses, increased $3.6 million, or 28.4%, to $16.4 million during the three months ended March 31, 2013 from $12.8 million in the comparable period of 2012. This increase was primarily the result of adding 38 branches to our network since March 31, 2012. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 42.6% in 2013 from 40.6% in 2012.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $2.0 million, or 25.5%, to $10.0 million in the three months ended March 31, 2013 from $8.0 million for the same period in 2012. This increase is primarily attributable to the number of new branches opened. At March 31, 2012, we had 194 branches; whereas, at March 31, 2013, we had 232 branches. However, personnel costs as a percentage of average finance receivables declined to 9.2% (annualized) for the three months ended March 31, 2013 from 10.0% (annualized) in the three months ended March 31, 2012.

Occupancy. Occupancy expenses increased $622,000, or 32.8%, to $2.5 million in the three months ended March 31, 2013 from $1.9 million in the same period of 2012. The increase in occupancy expenses is the result of 38 additional branches at March 31, 2013, compared to March 31, 2012. Additionally, we frequently experience increases in rent as we renew existing leases.

Advertising. Advertising expenses decreased $88,000, or 14.8%, to $505,000 in the three months ended March 31, 2013 from $593,000 in the same period of 2012. The Company reduced and deferred some advertising costs in order to accomodate our live check campaigns.

Other Expenses. Other expenses increased $1.1 million, or 45.8%, to $3.4 million in the three months ended March 31, 2013 from $2.3 million in the same period of 2012. The increase was due primarily to costs associated with the addition of 38 new branches since March 31, 2012 and other costs associated with being a public company.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $571,000, or 22.7%, to $3.1 million in the three months ended March 31, 2013 from $2.5 million in the same period of 2012. The average cost of our senior revolving credit facility decreased by 34 basis points from 4.65% for the three months ended March 31, 2012 to 4.31% for the three months ended March 31, 2013. The primary difference was the mix between our LIBOR-based portion of the loan and the prime interest rate portion of the loan.

Consulting and Advisory Fees. The consulting and advisory fees paid to related parties terminated with the closing of the initial public offering.

Income Taxes. Income taxes increased $1.1 million, or 35.3%, to $4.1 million in the three months ended March 31, 2013 from $3.0 million compared to the same period in 2012. The increase in income taxes was due to an increase in our net income before taxes.

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

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance, is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of March 31, 2013, these reserve requirements totaled $1.3 million. Additionally, we had a reserve for life insurance claims on our balance sheet of $202,000, as determined by the third party, unrelated ceding company.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $4.3 million, or 34.3%, to $16.8 million in the first three months of 2013 from $12.5 million in the first three months of 2012. The increase was primarily due to higher profitability due to growth in the business.

Investing Activities. Investing activities consist of finance receivables originated and purchased, net change in restricted cash, and the purchase of furniture and equipment for new and existing branches. Net cash used in investing activities for the first three months of 2013 was $873,000 compared to $19.4 million in the first three months of 2012, a net decrease of $18.5 million. The decrease is due primarily to the prior year payment for a business combination of $28.4 million.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuance of common stock. During the three months ended March 31, 2012, net cash provided by financing activities was $4.5 million. During the first three months of 2013, net cash used in financing activities was $18.3 million, resulting in a decrease in net cash provided by financing activities of $22.8 million. The decrease in net cash provided by financing activities was primarily the result of paying down the senior revolving credit facility.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into an amended and restated senior revolving credit facility with a syndicate of banks in January 2012, which was subsequently amended in July 2012 and March 2013. The amended and restated senior revolving credit facility provides for up to $325.0 million in availability, with a borrowing base of 85% of eligible finance receivables, and matures in July 2015. The facility has an accordion provision that allows for the expansion of the facility to $400 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one month and six months, with a LIBOR floor of 1.00%, plus an applicable margin based on our leverage ratio. Alternatively, we may pay interest at a rate based on the prime rate plus an applicable margin (which was 2.0% as of March 31, 2013). We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the line exceeds $275 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $273.0 million at March 31, 2013. At March 31, 2013, we were in material compliance with our debt covenants. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk. A year or more in advance of the maturity date of our amended and restated senior revolving credit facility, we intend to extend its maturity date or take other appropriate action to address repayment upon maturity.

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

Other Financing Arrangements. We have a $1.5 million line of credit with a commercial bank to facilitate our cash management program, which is secured by a mortgage on our headquarters. The interest rate is prime plus 0.25%, with a minimum of 5.00%, and interest is payable monthly. The line of credit matures on January 18, 2015. There are no significant restrictive covenants associated with this line of credit. There was $68,000 outstanding under this line of credit at March 31, 2013.

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

Stock-Based Compensation.

We have a stock option plan for certain members of management. We did not grant any options in 2009, 2010, or 2011. Upon the closing of the initial public offering in 2012, we granted options to purchase an aggregate of 310,000 shares of our common stock to certain of our officers and directors. An additional 100,000 shares were granted to certain officers in January 2013. We measure compensation cost for stock-based awards made under this plan at estimated fair value and recognize compensation expense over the service period for awards expected to vest. All grants are made at 100% of fair value at the date of the grant.

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

Income Taxes.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of March 31, 2013, we had not taken any tax position that exceeds the amount described above.

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

Accounting Pronouncements Issued and Adopted.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption did not have any impact on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables at either prevailing market rates or at statutory limits. Subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.2 times per year from cash payments and renewals of loans. As our automobile purchase loans and furniture and appliance purchase loans have longer maturities and typically are not refinanced prior to maturity, the rate of turnover of the loan portfolio may decrease as these loans increase as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At March 31, 2013, our outstanding debt under our senior revolving credit facility was $237.0 million and interest on borrowings under this facility was approximately 4.31% for the three months ended March 31, 2013, including amortization of debt issuance costs, an unused line fee, and adjustments to fair value of the Company’s interest rate cap. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at March 31, 2103, an increase of 100 basis points in the LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $683,000 of increased interest expense on an annual basis.

We have entered into interest rate caps to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. The interest rate caps are based on the three-month LIBOR contract, reimburse us for the difference when three-month LIBOR exceeds six percent, and have a maturity of March 4, 2014. The carrying value of the interest rate caps are adjusted to fair value. For the three months ended March 31, 2013 and 2012, we recorded an unfavorable fair value adjustment of $466 and $17,000, respectively, as an increase in interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

There have been no material changes to our Risk Factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (which was filed with the SEC on March 18, 2013), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: May 13, 2013	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1†	Employment Agreement, dated March 18, 2013, between Thomas F. Fortin and Regional Management Corp.	8-K	001-35477	10.1	March 21, 2013

10.2	Joinder and Second Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated as of March 29, 2013, by and among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, Regional Finance Company of Missouri, LLC, Regional Finance Company of Georgia, LLC, RMC Financial Services of Florida, LLC, Regional Finance Company of Louisiana, LLC, and Regional Finance Company of Mississippi, LLC, as borrowers.	8-K	001-35477	10.1	April 4, 2013

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1	Section 1350 Certifications	—	—	—	—	X

101+	The following materials from our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012; (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012; and (iv) the Notes to the Condensed Consolidated Financial Statements	—	—	—	—	X

†	Indicates a management contract or a compensatory plan, contract, or arrangement.
+	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.