Form 10-Q
period 2013-06-30
Regional Management Corp.
filed 2013-08-09
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 8, 2013, the registrant had outstanding 12,584,942 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash	$2,931	$3,298
Gross finance receivables	552,283	529,583
Less unearned finance charges, insurance premiums, and commissions	(91,841)	(92,024)

Finance receivables	460,442	437,559
Allowance for credit losses	(25,619)	(23,616)

Net finance receivables	434,823	413,943
Property and equipment, net of accumulated depreciation	6,991	5,111
Repossessed assets at net realizable value	822	711
Goodwill	716	363
Intangible assets, net	1,537	1,815
Other assets	12,124	9,750

Total assets	$459,944	$434,991

Liabilities and Stockholders’ Equity
Liabilities:
Deferred tax liability, net	$7,280	$5,947
Accounts payable and accrued expenses	4,930	6,096
Senior revolving credit facility	302,279	292,379

Total liabilities	314,489	304,422
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized, 12,584,942 shares issued and outstanding at June 30, 2013; 1,000,000,000 shares authorized, 12,486,727 shares issued and outstanding at December 31, 2012	1,258	1,249
Additional paid-in-capital	81,451	80,158
Retained earnings	62,746	49,162

Total stockholders’ equity	145,455	130,569

Total liabilities and stockholders’ equity	$459,944	$434,991

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Interest and fee income	$34,920	$28,175	$68,966	$55,244
Insurance income, net	2,973	2,680	5,906	5,316
Other income	1,490	1,161	3,080	2,996

Total revenue	39,383	32,016	77,952	63,556

Expenses
Provision for credit losses	8,405	5,908	16,476	11,535
General and administrative expenses
Personnel	9,787	8,273	19,820	16,270
Occupancy	2,697	2,086	5,213	3,980
Advertising	1,347	632	1,852	1,225
Other	3,341	2,268	6,707	4,576
Consulting and advisory fees	—	—	—	1,451
Interest expense
Senior revolving credit facility and other debt	3,241	2,341	6,322	4,851
Mezzanine debt-related parties	—	—	—	1,030

Total interest expense	3,241	2,341	6,322	5,881

Total expenses	28,818	21,508	56,390	44,918

Income before income taxes	10,565	10,508	21,562	18,638
Income taxes	3,909	3,888	7,978	6,896

Net income	$6,656	$6,620	$13,584	$11,742

Net income per common share:
Basic	$0.53	$0.53	$1.08	$1.08

Diluted	$0.52	$0.52	$1.06	$1.05

Weighted average common shares outstanding:
Basic	12,584,942	12,452,112	12,543,888	10,894,419

Diluted	12,881,117	12,735,088	12,831,040	11,175,792

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

($ in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2011	$934	$28,150	$23,795	$52,879
Sale of common stock	315	46,935	—	47,250
Underwriting discount and offering expense	—	(7,469)	—	(7,469)
Reclassification of temporary equity	—	12,000	—	12,000
Stock option expense	—	542	—	542
Net income	—	—	25,367	25,367

Balance, December 31, 2012	1,249	80,158	49,162	130,569
Proceeds from exercise of stock options	9	935	—	944
Stock option expense	—	358	—	358
Net income	—	—	13,584	13,584

Balance, June 30, 2013	$1,258	$81,451	$62,746	$145,455

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$13,584	$11,742
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,476	11,535
Depreciation and amortization	1,662	1,252
Accretion of discounts on purchased receivables	(787)	(285)
Amortization of stock compensation expense	358	165
Fair value adjustment on interest rate caps	1	23
Deferred income taxes, net	1,333	4,076
Changes in operating assets and liabilities:
Decrease (increase) in other assets	(2,342)	759
Decrease in other liabilities	(1,166)	(765)

Net cash provided by operating activities	29,119	28,502

Cash flows from investing activities:
Net origination of finance receivables	(36,359)	(22,925)
Payment for business combination, net of cash	(575)	(28,388)
Purchase of finance receivables	—	(320)
Increase in restricted cash	(562)	—
Purchase of property and equipment	(2,834)	(1,116)

Net cash used in investing activities	(40,330)	(52,749)

Cash flows from financing activities:
Increase in cash overdraft	—	5
Issuance of other notes payable, net	—	1,018
Proceeds from exercise of stock options	536	—
Excess tax benefits from exercise of stock options	408	—
Net advances on senior revolving credit facility	9,900	6,722
Net proceeds from issuance of common stock	—	39,781
Repayment of mezzanine debt	—	(25,814)

Net cash provided by financing activities	10,844	21,712

Net change in cash	(367)	(2,535)
Cash:
Beginning	3,298	4,849

Ending	$2,931	$2,314

Supplemental Disclosure of Cash Flow Information
Cash payments for interest
Paid to third parties	$6,048	$4,763

Paid to related parties	$—	$1,152

Cash payments for income taxes	$6,666	$5,430

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Financial Statements

June 30, 2013 and 2012

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

Note 2. Nature of Business and Significant Accounting Policies

Nature of business: The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small installment loans, large installment loans, automobile purchase loans, retail purchase loans, related credit insurance, and ancillary products and services. As of June 30, 2013, the Company operates offices in 263 locations in the states of Alabama (49 offices), Georgia (3 offices), North Carolina (29 offices), New Mexico (4 offices), Oklahoma (21 offices), South Carolina (70 offices), Tennessee (21 offices), and Texas (66 offices) under the names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit, AutoCredit Source, RMC Retail, and Sun Finance. The Company opened or acquired 42 new offices during the six months ended June 30, 2013.

Seasonality: Our loan volume and corresponding finance receivables follow seasonal trends. Demand for our loans is typically highest during the fourth quarter, largely due to customers borrowing money for holiday spending. Loan demand has generally been the lowest during the first quarter, largely due to the timing of income tax refunds. During the remainder of the year, our loan volume typically grows from customer loan activity. In addition, we typically generate higher loan volumes in the second half of the year from our direct mail campaigns, which are timed to coincide with seasonal consumer demand. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

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

Note 3. Finance Receivables, Allowance for Credit losses and Credit Quality Information

Finance receivables consisted of the following:

	June 30, 2013	December 31, 2012
Small installment loans	$206,650	$188,221
Large installment loans	44,369	52,498
Automobile purchase loans	178,865	166,889
Retail purchase loans	30,558	29,951

Finance receivables	$460,442	$437,559

Changes in the allowance for credit losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$24,630	$19,860	$23,616	$19,300
Provision for credit losses	8,405	5,908	16,476	11,535
Finance receivables charged off	(7,676)	(5,210)	(15,032)	(10,452)
Recoveries	260	222	559	397

Balance at end of period	$25,619	$20,780	$25,619	$20,780

The following is a reconciliation of the allowance for credit losses by product for the three months ended June 30, 2013 and 2012:

	Balance April 1, 2013	Provision	Charge-Offs	Recoveries	Balance June 30, 2013	Finance Receivables June 30, 2013	Allowance as Percentage of Finance Receivables June 30, 2013
Small installment	$10,966	$5,791	$(4,573)	$115	$12,299	$206,650	6.0%
Large installment	3,151	21	(638)	97	2,631	44,369	5.9%
Automobile purchase	9,214	1,837	(1,921)	44	9,174	178,865	5.1%
Retail purchase	1,299	756	(544)	4	1,515	30,558	5.0%

Total	$24,630	$8,405	$(7,676)	$260	$25,619	$460,442	5.6%

	Balance April 1, 2012	Provision	Charge-Offs	Recoveries	Balance June 30, 2012	Finance Receivables June 30, 2012	Allowance as Percentage of Finance Receivables June 30, 2012
Small installment	$8,147	$4,296	$(2,983)	$91	$9,551	$120,675	7.9%
Large installment	3,490	519	(812)	96	3,293	53,604	6.1%
Automobile purchase	7,756	985	(1,325)	35	7,451	150,292	5.0%
Retail purchase	467	108	(90)	—	485	20,840	2.3%

Total	$19,860	$5,908	$(5,210)	$222	$20,780	$345,411	6.0%

The following is a reconciliation of the allowance for credit losses by product for the six months ended June 30, 2013 and 2012:

	Balance January 1, 2013	Provision	Charge-Offs	Recoveries	Balance June 30, 2013	Finance Receivables June 30, 2013	Allowance as Percentage of Finance Receivables June 30, 2013
Small installment	$11,369	$9,362	$(8,675)	$243	$12,299	$206,650	6.0%
Large installment	2,753	1,115	(1,423)	186	2,631	44,369	5.9%
Automobile purchase	8,424	4,598	(3,959)	111	9,174	178,865	5.1%
Retail purchase	1,070	1,401	(975)	19	1,515	30,558	5.0%

Total	$23,616	$16,476	$(15,032)	$559	$25,619	$460,442	5.6%

	Balance January 1, 2012	Provision	Charge-Offs	Recoveries	Balance June 30, 2012	Finance Receivables June 30, 2012	Allowance as Percentage of Finance Receivables June 30, 2012
Small installment	$8,838	$6,746	$(6,246)	$213	$9,551	$120,675	7.9%
Large installment	2,448	2,009	(1,285)	121	3,293	53,604	6.1%
Automobile purchase	7,618	2,532	(2,761)	62	7,451	150,292	5.0%
Retail purchase	396	248	(160)	1	485	20,840	2.3%

Total	$19,300	$11,535	$(10,452)	$397	$20,780	$345,411	6.0%

Following is a summary of the finance receivables associated with customers in bankruptcy as of the periods indicated:

	Finance Receivables in Bankruptcy as of
	June 30, 2013	December 31, 2012
Small installment	$690	$420
Large installment	1,601	1,696
Automobile purchase	3,199	3,071
Retail purchase	94	71

Total	$5,584	$5,258

The following is an assessment of the credit quality of finance receivables at June 30, 2013 and December 31, 2012. The contractual delinquency of the finance receivable portfolio by component at June 30, 2013 and December 31, 2012 was:

	June 30, 2013
	Small Installment		Large Installment		Automobile Purchase		Retail Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$165,076	79.9%	$32,321	72.9%	$125,085	69.9%	$24,249	79.4%	$346,731	75.3%
1 to 29 days delinquent	28,095	13.6%	8,526	19.2%	43,781	24.5%	4,478	14.6%	84,880	18.4%

Delinquent accounts
30 to 59 days	4,914	2.4%	1,405	3.2%	5,502	3.1%	692	2.3%	12,513	2.7%
60 to 89 days	2,694	1.3%	645	1.4%	2,017	1.1%	427	1.4%	5,783	1.3%
90 days and over	5,871	2.8%	1,472	3.3%	2,480	1.4%	712	2.3%	10,535	2.3%

Total delinquency	$13,479	6.5%	$3,522	7.9%	$9,999	5.6%	$1,831	6.0%	$28,831	6.3%

Total finance receivables	$206,650	100.0%	$44,369	100.0%	$178,865	100.0%	$30,558	100.0%	$460,442	100.0%

Finance receivables in nonaccrual status	$5,871	2.8%	$1,472	3.3%	$2,480	1.4%	$712	2.3%	$10,535	2.3%

	December 31, 2012
	Small Installment		Large Installment		Automobile Purchase		Retail Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$149,232	79.3%	$38,191	72.7%	$116,513	69.9%	$23,864	79.7%	$327,800	74.9%
1 to 29 days delinquent	25,285	13.4%	10,122	19.3%	40,456	24.2%	4,361	14.6%	80,224	18.3%

Delinquent accounts
30 to 59 days	4,514	2.4%	1,718	3.3%	5,403	3.2%	751	2.5%	12,386	2.9%
60 to 89 days	2,996	1.6%	785	1.5%	1,935	1.2%	333	1.1%	6,049	1.4%
90 days and over	6,194	3.3%	1,682	3.2%	2,582	1.5%	642	2.1%	11,100	2.5%

Total delinquency	$13,704	7.3%	$4,185	8.0%	$9,920	5.9%	$1,726	5.7%	$29,535	6.8%

Total finance receivables	$188,221	100.0%	$52,498	100.0%	$166,889	100.0%	$29,951	100.0%	$437,559	100.0%

Finance receivables in nonaccrual status	$6,194	3.3%	$1,682	3.2%	$2,582	1.5%	$642	2.1%	$11,100	2.5%

Following is a summary of finance receivables evaluated for impairment at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Small Installment	Large Installment	Automobile Purchase	Retail Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$1,321	$299	$468	$131	$2,219
Customers in Chapter 13 bankruptcy	690	1,601	3,199	94	5,584

Total impaired accounts specifically evaluated	$2,011	$1,900	$3,667	$225	$7,803
Finance receivables evaluated collectively	204,639	42,469	175,198	30,333	452,639

Finance receivables outstanding	$206,650	$44,369	$178,865	$30,558	$460,442

Accounts in bankruptcy in nonaccrual status	$183	$400	$589	$33	$1,205

Amount of the specific reserve for impaired accounts	$1,543	$853	$1,568	$159	$4,123

Average impaired accounts	$1,761	$1,959	$3,604	$235	$7,559

Amount of the general component of the reserve	$10,756	$1,778	$7,606	$1,356	$21,496

	December 31, 2012
	Small Installment	Large Installment	Automobile Purchase	Retail Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$725	$251	$357	$83	$1,416
Customers in Chapter 13 bankruptcy	420	1,696	3,071	71	5,258

Total impaired accounts specifically evaluated	$1,145	$1,947	$3,428	$154	$6,674
Finance receivables evaluated collectively	187,076	50,551	163,461	29,797	430,885

Finance receivables outstanding	$188,221	$52,498	$166,889	$29,951	$437,559

Accounts in bankruptcy in nonaccrual status	$97	$463	$858	$33	$1,451

Amount of the specific reserve for impaired accounts	$854	$802	$1,405	$109	$3,170

Average impaired accounts	$1,192	$1,775	$2,909	$108	$5,984

Amount of the general component of the reserve	$10,515	$1,951	$7,019	$961	$20,446

It is not practical to compute the amount of interest earned on impaired loans.

Note 4. Debt

The Company’s senior revolving credit facility contains restrictive covenants. At June 30, 2013, the Company was in compliance with all debt covenants. On May 13, 2013, the Company signed an amendment to its senior revolving credit facility which increased the availability to $500 million, with a maturity date of May 2016. The accordion feature was also increased from $75 million to $100 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one month and six months, with a LIBOR floor of 1.00%, plus an applicable margin (which was 3.00% as of June 30, 2013) based on its leverage ratio. Alternatively, the Company may pay interest at a rate based on the prime rate plus an applicable margin (which was 2.00% as of June 30, 2013). The Company also pays an unused line fee of 50 basis points per annum, which declines to 37.5 basis points at certain usage levels, payable monthly.

Note 5. Disclosure about fair value of financial instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Finance receivables: Finance receivables are originated either at prevailing market rates or at statutory limits. The Company’s finance receivable portfolio turns approximately 1.3 times per year from cash payments and renewals. Management believes that the carrying value approximates the fair value of its finance receivable portfolio.

Interest rate caps: The fair value of the interest rate caps is the estimated amount the Company would receive to terminate the cap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of the Company for liabilities.

Debt: The Company refinanced its senior revolving credit facility in January 2012, and further amended the senior revolving credit facility in July 2012, March 2013, and May 2013. As a result of the refinancing, the Company believes that the fair value of this variable rate debt approximates its carrying value at June 30, 2013. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$2,931	$2,931	$3,298	$3,298
Restricted cash	1,900	1,900	1,338	1,338
Level 2 inputs
Interest rate caps	—	—	1	1
Level 3 inputs
Net finance receivables	434,823	434,823	413,943	413,943
Repossessed assets	822	822	711	711
Liabilities
Level 3 inputs
Senior revolving credit facility	302,279	302,279	292,379	292,379

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

Note 7. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$6,656	12,584,942	$0.53	$13,584	12,543,888	$1.08
Effect of dilutive securities
Options to purchase common stock	—	296,175	—	—	287,152	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$6,656	12,881,117	$0.52	$13,584	12,831,040	$1.06

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$6,620	12,452,112	$0.53	$11,742	10,894,419	$1.08
Effect of dilutive securities
Options to purchase common stock	—	282,976	—	—	281,373	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$6,620	12,735,088	$0.52	$11,742	11,175,792	$1.05

Options to purchase 100,000 shares of common stock at $16.73 per share were outstanding during the three months ended June 30, 2013, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 8. Stock-Based Compensation

Stock compensation plans: The Company has the 2007 Management Incentive Plan (the “2007 Stock Plan”) and the 2011 Stock Incentive Plan (the “2011 Stock Plan”). Under these plans, 1,987,412 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Company’s Board of Directors (the “Board”). All grants are made at 100% of the fair value at the date of grant. Options granted under the 2007 Stock Plan vest at 20% at the date of grant and 20% on the anniversary date of the grant each year thereafter for 4 years. Options granted under the 2011 Stock Plan vest at 20% each year for 5 years. In addition, these options vest and become exercisable in full upon the occurrence of a Change of Control (as defined in the Option Award Agreements). Participants who are awarded options must exercise their options within a maximum of 10 years of the grant. At June 30, 2013, there were 987,790 shares available for grant under the 2007 Stock Plan and 2011 Stock Plan, collectively.

The Company recognizes compensation expense in the financial statements for all stock-based payments granted based upon the fair value.

There were no option grants during the three months ended June 30, 2013 or June 30, 2012. The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for option grants during the six months ended June 30, 2013 and 2012:

	The Six Months Ended June 30,
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

The Company recorded stock-based compensation expense in the amount of $179 and $142 for the three months ended June 30, 2013 and 2012 and $358 and $165 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, unrecognized stock-based compensation expense to be recognized over future periods approximated $2,834. This amount will be recognized as expense over a period of 4.0 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $69.8 and $64.3, for the three months ended June 30, 2013 and 2012 and $139.6 and $73.3 for the six months ended June 30, 2013 and 2012, respectively.

A summary of the status of the Company’s stock option plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	887	$8.66
Granted	100	16.73
Exercised	(98)	5.46
Forfeited	—	—

Options outstanding at June 30, 2013	889	$9.92	6.0	$13,403

Options exercisable at June 30, 2013	561	$6.64	4.2	$10,296

Available for grant at June 30, 2013	988

At June 30, 2013, the options have a weighted-average remaining contractual life of 6.0 years.

The intrinsic value was calculated by applying the Company’s own market value for June 30, 2013. The total intrinsic value of options exercised was $1,423 for the six months ended June 30, 2013.

Information on the activity of options for the six months ended June 30, 2013 follows (shares in thousands):

	2013
	Shares	Weighted Average Grant Date Fair Value
Non-vested options at January 1, 2013	285	$15.00
Granted	100	16.73
Vested	(57)	15.00
Forfeited	—	—

Non-vested options at June 30, 2013	328	$15.53

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

Note 10. Restricted Assets

RMC Reinsurance, Ltd. is a wholly-owned life insurance subsidiary of the Company. RMC Reinsurance is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. In April 2013, the letter of credit was increased to $1,900 in favor of the ceding company. The letter of credit is secured by a cash deposit of $1,900. The cash securing the letter of credit is presented as restricted cash in the other asset category in the accompanying balance sheets, which totaled $1,900 and $1,338 at June 30, 2013 and December 31, 2012, respectively.

Note 11: Business Combination

The following table sets forth the business combination activity for the six months ended June 30, 2013 and 2012.

	2013	2012
Branches purchased	2	23
Branches merged into existing offices	—	4

Net new offices	2	19

Tangible assets:
Net finance receivables	$211	$25,334
Property and equipment	11	161
Other	—	408
Intangible assets:
Customer list	—	2,485
Goodwill	353	—

Total Purchase Price	$575	$28,388

The Company evaluates each acquisition to determine if it meets the definition of a business combination. The Company accounts for a transaction as a business combination if it meets the definition, which typically occurs when it assumes the lease, retains the location as a new branch, and offers employment to the existing employees; all other transactions are accounted for as a purchase of assets.

For transactions accounted for as business combination, the purchase price for assets acquired is allocated to the estimated fair value of the tangible and intangible assets acquired. The remainder is allocated to goodwill.

The Company records acquired finance receivables at fair value which is determined using discounted cash flow methodologies. Property and equipment are valued at the mutually agreed upon purchase price, which management believes approximates fair value.

On April 5, 2013, the Company purchased the assets of two branches in a business combination with a consumer loan company in the state of Georgia for a cash purchase price of $575. The Company offered employment to the existing employees of such locations. This acquisition was completed in order to expand the Company’s operations into the state of Georgia. All of the goodwill recognized is expected to be deductible for income tax purposes. On January 20, 2012, the Company purchased the assets of two affiliated consumer loan companies in a business combination for a cash purchase price of $28,388. The Company offered employment to the existing employees of these companies. This acquisition was completed in order to expand the Company’s operations into the state of Alabama.

The results of all business combinations have been included in the Company’s Consolidated Financial Statements since the respective acquisition dates. The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

Note 12: Subsequent Events

On August 7, 2013, the Company filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission in order to register currently issued and outstanding shares of our common stock held by certain pre-IPO stockholders (the “Selling Stockholders”). The Company is neither selling nor offering any shares under the registration statement, and it will not receive any proceeds from sales by the Selling Stockholders. The registration statement was filed following the exercise by the Selling Stockholders of their registration rights under the amended and restated shareholders agreement to which the Company and the Selling Stockholders are parties. After the registration statement has been declared effective by the SEC, up to 7,263,599 shares, in the aggregate, of the Company’s common stock may be offered to the public by the Selling Stockholders.

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

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 263 locations in the states of South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, New Mexico, and Georgia as of June 30, 2013. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Installment Loans – As of June 30, 2013, we had approximately 202,000 small installment loans outstanding, representing $206.7 million in finance receivables.

•	Large Installment Loans – As of June 30, 2013, we had approximately 14,000 large installment loans outstanding, representing $44.4 million in finance receivables.

•	Automobile Purchase Loans – As of June 30, 2013, we had approximately 19,000 automobile purchase loans outstanding, representing $178.9 million in finance receivables.

•	Retail Purchase Loans – As of June 30, 2013, we had approximately 30,000 retail purchase loans outstanding, representing $30.6 million in finance receivables.

•	Insurance Products – We offer our customers optional payment protection insurance options relating to many of our loan products.

Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to installment loans and automobile purchase loans have historically been the largest component. In 2009, we introduced retail purchase loans and expanded our automobile purchase loans to offer loans through online credit application networks. In addition to interest and fee income from loans, we derive revenue from insurance products sold to customers of our direct loan products.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees from our loan products is largely driven by the amount of loans that we originate. Average finance receivables grew 36.3% from $264.0 million in 2011 to $359.7 million in 2012. Average finance receivables grew 36.1% from $324.8 in the first six months of 2012 to $442.1 million in the first six months of 2013. We originated or purchased 67,300, 120,900, and 68,800 new loans during 2011, 2012, and the first six months of 2013, respectively. We source our loans through our branches and our direct mail program, as well as through automobile dealerships and retailers that partner with us. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened or acquired 36, 51, and 42 new branches in 2011, 2012, and the first six months of 2013, respectively. We have the opportunity to add as many as 800 additional branches over time in the states in which it is favorable for us to conduct business, and we have plans to continue to grow our branch network.

Product Mix. We offer a number of different loan products, including small installment loans, large installment loans, automobile purchase loans, and retail purchase loans. We charge different interest rates and fees and are exposed to different credit risks with respect to the various types of loans we offer. For example, in recent years, we have sought to increase our product diversification by growing our automobile purchase and retail purchase loans, which have lower interest rates and fees than our small installment loans but also have lower charge-off rates. Our product mix also varies to some extent by state. For example, small installment loans make up a smaller percentage of our loan portfolio in North Carolina than in the other states in which we operate because customers find the rate structure in North Carolina to be more favorable for larger loans. Small installment loans make up a larger percentage of our loan portfolio in Texas than our other loan products because customers find the rate structure in Texas to be more favorable for small installment loans. However, we expect to continue to diversify our product mix in the future.

Asset Quality. Our results of operations are highly dependent upon the quality of our asset portfolio. We recorded a $27.8 million provision for credit losses during 2012 (or 7.7% as a percentage of average finance receivables) and a $16.5 million provision for credit losses during the first six months of 2013 (or 7.5% as a percentage of average finance receivables (annualized)). The quality of our asset portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent portfolio oversight, and respond to changing economic conditions as we grow our loan portfolio.

Allowance for Credit Losses. We evaluate losses in each of our four categories of loans in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013			As of December 31, 2012
	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
	(Dollars in thousands)
Small installment loans	$206,650	$12,299	6.0%	$188,221	$11,369	6.0%
Large installment loans	44,369	2,631	5.9%	52,498	2,753	5.2%
Automobile purchase loans	178,865	9,174	5.1%	166,889	8,424	5.0%
Retail purchase loans	30,558	1,515	5.0%	29,951	1,070	3.6%

Total	$460,442	$25,619	5.6%	$437,559	$23,616	5.4%

The allowance for small installment loans uses the most recent 8 months of net charge-offs as a percentage of the average of the most recent month-end balance of loans as a key data point in estimating the allowance. The allowance for each other loan type is based on the most recent 12 months of net charge-offs as a percentage of the average of the most recent month-end balance of loans as a key data point for estimating the allowance. We believe that the primary underlying factor driving the provision for credit losses for each of these loan types is the same: general economic conditions in the areas in which we conduct business. In addition, gasoline prices and the market for repossessed automobiles at auction are additional underlying factors that we believe influence the provision for credit losses for automobile purchase loans and, to a lesser extent, large installment loans. We monitor these factors, the monthly trend of delinquencies, and the slow file (which consists of all loans one or more days past due) to identify trends that might require an increased provision, and we modify the provision for credit losses accordingly.

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

Efficiency Ratio. One of our key operating metrics is our efficiency ratio, which is calculated by dividing the sum of general and administrative expenses by total revenue. Our efficiency ratio was 43.1% in the first six months of 2013, compared to 41.0% in the same period of 2012. The increase in the ratio in 2013 is primarily due to the decline in our total yield, and, to a lesser extent, due to the cost of additional new branches in their ramp up period.

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

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on paid out or renewed loans). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. As of June 30, 2013, we had pledged a $1.9 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Our advertising expenses consist primarily of costs associated with our direct mail campaigns (including postage and costs associated with selecting recipients) and maintaining our web site, as well as telephone directory advertisements and some local advertising by branches. These costs are expensed as incurred.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (unaudited):

	Three Months Ended June 30,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue
	(Dollars in Thousands)
Revenue:
Interest and fee income	$34,920	88.7%	$28,175	88.0%
Insurance income, net	2,973	7.5%	2,680	8.4%
Other income	1,490	3.8%	1,161	3.6%

Total revenue	39,383	100.0%	32,016	100.0%

Expenses:
Provision for credit losses	8,405	21.3%	5,908	18.5%
General and administrative expenses
Personnel	9,787	24.9%	8,273	25.8%
Occupancy	2,697	6.8%	2,086	6.5%
Advertising	1,347	3.4%	632	2.0%
Other	3,341	8.5%	2,268	7.1%
Consulting and advisory fees	—	—	—	—
Interest expense
Senior revolving credit facility and other debt	3,241	8.2%	2,341	7.3%
Mezzanine debt-related parties	—	—	—	—

Total interest expense	3,241	8.2%	2,341	7.3%

Total expenses	28,818	73.1%	21,508	67.2%

Income before income taxes	10,565	26.8%	10,508	32.8%
Income taxes	3,909	9.9%	3,888	12.2%

Net income	$6,656	16.9%	$6,620	20.7%

	Six Months Ended June 30,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue
	(Dollars in Thousands)
Revenue:
Interest and fee income	$68,966	88.5%	$55,244	86.9%
Insurance income, net	5,906	7.6%	5,316	8.4%
Other income	3,080	4.0%	2,996	4.7%

Total revenue	77,952	100.0%	63,556	100.0%

Expenses:
Provision for credit losses	16,476	21.1%	11,535	18.1%
General and administrative expenses
Personnel	19,820	25.4%	16,270	25.6%
Occupancy	5,213	6.7%	3,980	6.3%
Advertising	1,852	2.4%	1,225	1.9%
Other	6,707	8.6%	4,576	7.2%
Consulting and advisory fees	—	—	1,451	2.3%
Interest expense
Senior revolving credit facility and other debt	6,322	8.1%	4,851	7.6%
Mezzanine debt-related parties	—	—	1,030	1.6%

Total interest expense	6,322	8.1%	5,881	9.3%

Total expenses	56,390	72.2%	44,918	70.7%

Income before income taxes	21,562	27.7%	18,638	29.3%
Income taxes	7,978	10.2%	6,896	11.0%

Net income	$13,584	17.4%	$11,742	18.5%

Regional Management Corp. and Subsidiaries

Selected Financial Data

(Unaudited)

($ in thousands)

	Components of Increase in Interest Income Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$8,834	$(2,202)	$6,632
Large installment loans	(850)	(600)	(1,450)
Automobile purchase loans	1,736	(746)	990
Retail purchase loans	573	—	573

Total increase in interest and fee income	$10,293	$(3,548)	$6,745

	Three Months Ended June 30,
	2013	2012
Total Yield	35.5%	38.9%
Average net finance receivables	$444,347	$329,260

	Loans Originated (1) Three Months Ended June 30,
	2013	2012
Small installment loans	$160,291	$98,925
Large installment loans	14,621	20,423
Automobile purchase loans	34,872	35,404
Retail purchase loans	8,202	10,171

Total finance receivables	$217,986	$164,923

(1)	Represents gross balance of loan originations, including unearned finance charges

	Three Months Ended June 30,
	2013		2012
	Amount	Percentage of Average Finance Receivables (Annualized)	Amount	Percentage of Average Finance Receivables (Annualized)
Net charge-offs as a percentage of average finance receivables	$7,416	6.7%	$4,988	6.1%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for credit losses	$8,405	21.3%	$5,908	18.5%
General and administrative expenses	$17,172	43.6%	$13,259	41.4%

	Amount	Growth Rate	Amount	Growth Rate
Same store finance receivables at period-end/Growth rate	$413,975	22.4%	$291,233	16.3%
Same store revenue growth rate		17.2%		10.8%
Number of branches in calculation	193		146

	Components of Increase in Interest Income Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$16,440	$(4,302)	$12,138
Large installment loans	(1,016)	(1,026)	(2,042)
Automobile purchase loans	3,618	(1,341)	2,277
Retail purchase loans	1,380	(31)	1,349

Total increase in interest and fee income	$20,422	$(6,700)	$13,722

	Loans Originated (1) Six Months Ended June 30,
	2013	2012
Small installment loans	$262,001	$155,736
Large installment loans	29,357	32,940
Automobile purchase loans	67,578	65,544
Retail purchase loans	17,125	16,904

Total finance receivables	$376,061	$271,124

(1)	Represents gross balance of loan originations, including unearned finance charges

	Six Months Ended June 30,
	2013		2012
	Amount	Percentage of Average Finance Receivables (Annualized)	Amount	Percentage of Average Finance Receivables (Annualized)
Net charge-offs as a percentage of average finance receivables	$14,473	6.5%	$10,055	6.2%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for credit losses	$16,476	21.1%	$11,535	18.1%
General and administrative expenses	$33,592	43.1%	$26,051	41.0%

	Finance Receivables As of June 30,
	2013	2012
Small installment loans	$206,650	$120,675
Large installment loans	44,369	53,604
Automobile purchase loans	178,865	150,292
Retail purchase loans	30,558	20,840

Total finance receivables	$460,442	$345,411

Number of branches at period end	263	206
Finance receivables per branch	$1,751	$1,677

	As of June 30,
	2013		2012
	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables
Allowance for credit losses	$25,619	5.6%	$20,780	6.0%
Over 30 days contractually delinquent	$28,831	6.3%	$21,071	6.1%
Over 90 days contractually delinquent	$10,535	2.3%	$7,063	2.0%
Over 180 days contractually delinquent	$2,763	0.6%	$1,880	0.5%

Comparison of June 30, 2013, Versus June 30, 2012

The following is a discussion of the changes by product type:

•

Small Installment Loans – Small installment loans (loans with an original principal balance of $2,500 or less) outstanding increased by $86.0 million, or 71.2%, to $206.7 million at June 30, 2013, from $120.7 million at June 30, 2012. Our direct mail campaigns drove significant loan growth in existing and new branches. In addition, the growth in receivables at the new branches opened in 2012 contributed to the growth in overall small installment loans outstanding.

•

Large Installment Loans – Large installment loans outstanding decreased by $9.2 million, or 17.2%, to $44.4 million at June 30, 2013, from $53.6 million at June 30, 2012. The decrease was due to the application of the Company’s underwriting standards on large loans purchased in the prior year resulting in smaller renewals and originations than those loans originally purchased. In addition, an increase in the small installment loan limit from $2,000 to $2,500 in some states in order to be consistent with our overall limit is causing a shift from large to small installment loans.

•

Automobile Purchase Loans – Automobile purchase loans outstanding increased by $28.6 million, or 19.0%, to $178.9 million at June 30, 2013, from $150.3 million at June 30, 2012. The increase in automobile purchase loans outstanding was principally due to our increased emphasis on such loans, including our new initiatives relating to indirect lending through our AutoCredit Source branches. The addition in recent years of indirect lending at a lower interest rate has slightly lowered the overall yield of our automobile purchase loan category.

•

Retail Purchase Loans – Retail purchase loans outstanding increased $9.7 million, or 46.6%, to $30.6 million at June 30, 2013, from $20.8 million at June 30, 2012. The increase in retail purchase loans outstanding resulted from the additional relationships we established with new retailers, as well as an expansion of volume through our existing relationships.

Comparison of the Three Months Ended June 30, 2013, Versus the Three Months Ended June 30, 2012

Net Income and Revenue. Net income increased $36,000 for the three months ended June 30, 2013, or 0.5%, to $6.7 million, from $6.6 million for the three month period ended June 30, 2012. Total revenues increased $7.4 million during the quarter ended June 30, 2013, a 23.0% increase over the corresponding quarter in June 30, 2012. As of June 30, 2013 about 58% of our branches are less than 5 years old and are in the steepest part of the growth curve. Same-store revenue growth for the second quarter of 2013 was 17.2%. The increase in 2013 revenues and net income is attributable to strong loan growth in existing branches, combined with the opening or acquisition of 57 additional branches since June 30, 2012.

Interest and Fee Income. Interest and fee income increased $6.7 million, or 23.9%, to $34.9 million in the three months ended June 30, 2013, from $28.1 million in the three months ended June 30, 2012. The increase in interest and fee income was due primarily to a 35.0% increase in average finance receivables during the year, offset by a decrease in the average yield on loans from 34.2% to 31.4%. The following table sets forth the portions of the increase in interest and fee income attributable to changes in the finance receivables balance and average yield for each of our products for the three months ended June 30, 2013, compared to the three months ended June 30, 2012 (dollars in thousands):

	Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$8,834	$(2,202)	$6,632
Large installment loans	(850)	(600)	(1,450)
Automobile purchase loans	1,736	(746)	990
Retail purchase loans	573	—	573

Total increase in interest and fee income	$10,293	$(3,548)	$6,745

Insurance Income. Insurance income increased $293,000, or 10.9%, to $3.0 million in the three months ended June 30, 2013 from $2.7 million in the three months ended June 30, 2012. However, annualized insurance income as a percentage of average finance receivables decreased from 3.3% to 2.7%. The decline is primarily attributable to the increase in indirect automobile purchase and retail purchase loans where we do not have the opportunity to discuss our insurance offerings with the customer.

Other Income. Other income increased $329,000, or 28.3%, to $1.5 million in the three months ended June 30, 2013 from $1.2 million in the same period of 2012. The largest component of other income is late charges, which increased $214,000, or 22.0%, to $1.2 million in the three months ended June 30, 2013 from $1.0 million in the same period of 2012.

In 2012 we recognized $45,000 of revenue from the preparation of income tax returns. The Company no longer provides these services.

Provision for Credit Losses. Our provision for credit losses increased $2.5 million, or 42.3%, to $8.4 million in the three months ended June 30, 2013 from $5.9 million in the comparable period of 2012. The increase in the provision was made in recognition of growth in the loan portfolio. Net loans charged-off were 6.7% and 6.1% (annualized) of average finance receivables for the three months ended June 30, 2013 and 2012, respectively.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, advertising, and other expenses, increased $3.9 million, or 29.5%, to $17.2 million during the three months ended June 30, 2013 from $13.3 million in the comparable period of 2012. This increase was primarily the result of adding 57 branches to our network since June 30, 2012. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 43.6% in 2013 from 41.4% in 2012. The increase in the ratio in 2013 is primarily due to the decline in our total yield and, to a lesser extent, due to the cost of additional new branches in their ramp up period.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $1.5 million, or 18.3%, to $9.8 million in the three months ended June 30, 2013 from $8.3 million for the same period in 2012. This increase is primarily attributable to the number of new branches opened. At June 30, 2012, we had 206 branches; whereas, at June 30, 2013, we had 263 branches. However, personnel costs as a percentage of average finance receivables declined to 8.8% (annualized) in the three months ended June 30, 2013 from 10.1% (annualized) in the three months ended June 30, 2012. The Company has leveraged existing personnel as average finance receivables have increased.

Occupancy. Occupancy expenses increased $611,000, or 29.3%, to $2.7 million in the three months ended June 30, 2013 from $2.1 million in the same period of 2012. The increase in occupancy expenses is the result of 57 additional branches at June 30, 2013, compared to June 30, 2012. Additionally, we frequently experience increases in rent as we renew existing leases.

Advertising. Advertising expenses increased $715,000, or 113.1%, to $1.3 million in the three months ended June 30, 2013 from $632,000 in the same period of 2012. The increase was due to the increases in our direct mail campaigns consistent with our 2013 plan for additional off cycle mailings.

Other Expenses. Other expenses increased $1.1 million, or 47.3%, to $3.3 million in the three months ended June 30, 2013 from $2.3 million in the same period of 2012. The increase was due primarily to costs associated with the addition of 57 new branches since June 30, 2012 and other costs associated with being a public company.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $900,000, or 38.4%, to $3.2 million in the three months ended June 30, 2013 from $2.3 million in the same period of 2012. This increase was due primarily to the increase in the average balance of our senior revolving credit facility. The average cost of our senior revolving credit facility increased by 5 basis points from 4.45% for the three months ended June 30, 2012 to 4.50% for the three months ended June 30, 2013.

Income Taxes. Income taxes increased $21,000, or 0.5%, to $3.9 million in the three months ended June 30, 2013 from $3.9 million compared to the same period in 2012. The increase in income taxes was due to an increase in our net income before taxes.

Comparison of the Six Months Ended June 30, 2013, Versus the Six Months Ended June 30, 2012

Net Income and Revenue. Net income increased $1.8 million for the six months ended June 30, 2013, or 15.7%, to $13.6 million, from $11.7 million for the six month period ended June 30, 2012. Total revenues increased $14.4 million during the six months ended June 30, 2013, a 22.7% increase over the corresponding period in 2012. The increase in 2013 revenues and net income is attributable to strong loan growth in existing branches, combined with the opening or acquisition of 57 additional branches since June 30, 2012.

Interest and Fee Income. Interest and fee income increased $13.7 million, or 24.8%, to $69.0 million in the six months ended June 30, 2013, from $55.2 million in the six months ended June 30, 2012. The increase in interest and fee income was due primarily to a 36.1% increase in average finance receivables during the year, offset by a decrease in the average yield on loans from 34.0% to 31.2%. The following table sets forth the portions of the increase in interest and fee income attributable to changes in the finance receivables balance and average yield for each of our products for the six months ended June 30, 2013, compared to the six months ended June 30, 2012 (dollars in thousands):

	Six Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$16,440	$(4,302)	$12,138
Large installment loans	(1,016)	(1,026)	(2,042)
Automobile purchase loans	3,618	(1,341)	2,277
Retail purchase loans	1,380	(31)	1,349

Total increase in interest and fee income	$20,422	$(6,700)	$13,722

Insurance Income. Insurance income increased $590,000, or 11.1%, to $5.9 million in the six months ended June 30, 2013 from $5.3 million in the six months ended June 30, 2012. However, annualized insurance income as a percentage of average finance receivables decreased from 3.3% to 2.7%. The decline is primarily attributable to the increase in indirect automobile purchase and retail purchase loans where we do not have the opportunity to discuss our insurance offerings with the customer.

Other Income. Other income increased $84,000, or 2.8%, to $3.1 million in the six months ended June 30, 2013 from $3.0 million in the same period of 2012. The largest component of other income is late charges, which increased $475,000, or 23.9%, to $2.5 million in the six months ended June 30, 2013 from $2.0 million in the same period of 2012.

In 2012 we recognized $345,000 of revenue from the preparation of income tax returns. The Company no longer provides these services.

Provision for Credit Losses. Our provision for credit losses increased $4.9 million, or 42.8%, to $16.5 million in the six months ended June 30, 2013 from $11.5 million in the comparable period of 2012. The increase in the provision was made in recognition of growth in the loan portfolio. Net loans charged-off were 6.5% and 6.2% (annualized) of average finance receivables for the six months ended June 30, 2013 and 2012, respectively.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, advertising, and other expenses, increased $7.5 million, or 28.9%, to $33.6 million during the six months ended June 30, 2013 from $26.1 million in the comparable period of 2012. This increase was primarily the result of adding 57 branches to our network since June 30, 2012. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 43.1% in 2013 from 41.0% in 2012. The increase in the ratio in 2013 is primarily due to the decline in our total yield and, to a lesser extent, due to the cost of additional new branches in their ramp up period.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $3.6 million, or 21.8%, to $19.8 million in the six months ended June 30, 2013 from $16.3 million for the same period in 2012. This increase is primarily attributable to the number of new branches opened. At June 30, 2012, we had 206 branches; whereas, at June 30, 2013, we had 263 branches. However, personnel costs as a percentage of average finance receivables declined to 9.0% (annualized) for the six months ended June 30, 2013 from 10.0% (annualized) in the six months ended June 30, 2012. The Company has leveraged existing personnel as average finance receivables have increased.

Occupancy. Occupancy expenses increased $1.2 million, or 31.0%, to $5.2 million in the six months ended June 30, 2013 from $4.0 million in the same period of 2012. The increase in occupancy expenses is the result of 57 additional branches at June 30, 2013, compared to June 30, 2012. Additionally, we frequently experience increases in rent as we renew existing leases.

Advertising. Advertising expenses increased $627,000, or 51.2%, to $1.9 million in the six months ended June 30, 2013 from $1.2 million in the same period of 2012. The increase was due to the increases in our direct mail campaigns consistent with our 2013 plan for additional off cycle mailings.

Other Expenses. Other expenses increased $2.1 million, or 46.6%, to $6.7 million in the six months ended June 30, 2013 from $4.6 million in the same period of 2012. The increase was due primarily to costs associated with the addition of 57 new branches since June 30, 2012 and other costs associated with being a public company.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $1.5 million, or 30.3%, to $6.3 million in the six months ended June 30, 2013 from $4.9 million in the same period of 2012. This increase was due primarily to the increase in the average balance of our senior revolving credit facility. The average cost of our senior revolving credit facility decreased by 33 basis points from 4.74% for the six months ended June 30, 2012 to 4.41% for the six months ended June 30, 2013. The primary difference was the mix between our LIBOR-based portion of the loan and the prime interest rate portion of the loan.

Consulting and Advisory Fees. The consulting and advisory fees paid to related parties terminated with the closing of the initial public offering.

Income Taxes. Income taxes increased $1.1 million, or 15.7%, to $8.0 million in the six months ended June 30, 2013 from $6.9 million compared to the same period in 2012. The increase in income taxes was due to an increase in our net income before taxes.

Quarterly Information and Seasonality

Our loan volume and corresponding finance receivables follow seasonal trends. Demand for our loans is typically highest during the fourth quarter, largely due to customers borrowing money for holiday spending. With the exception of automobile purchase loans, loan demand has generally been the lowest during the first quarter, largely due to the timing of income tax refunds. During the remainder of the year, our loan volume typically grows from customer loan activity. In addition, we typically generate higher loan volumes in the second half of the year from our direct mail campaigns, which are timed to coincide with seasonal consumer demand. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to expanding and maintaining our branch locations. In connection with our plans to open at least as many branches in future years as we have opened in recent years, we will incur approximately $2.5 million to $3.0 million of capital expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance, is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of June 30, 2013, these reserve requirements totaled $1.9 million. Additionally, we had a reserve for life insurance claims on our balance sheet of $208,000, as determined by the third party, unrelated ceding company.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $617,000, or 2.2%, to $29.1 million in the first six months of 2013 from $28.5 million in the first six months of 2012. The increase was primarily due to higher profitability due to growth in the business.

Investing Activities. Investing activities consist of finance receivables originated and purchased, net change in restricted cash, and the purchase of furniture and equipment for new and existing branches. Net cash used in investing activities for the first six months of 2013 was $40.3 million compared to $52.7 million in the first six months of 2012, a net decrease of $12.4 million. The decrease is due primarily to the prior year payment for a business combination of $28.4 million.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuance of common stock. During the six months ended June 30, 2012, net cash provided by financing activities was $21.7 million. During the first six months of 2013, net cash provided by financing activities was $10.8 million, resulting in a decrease in net cash provided by financing activities of $10.9 million. The decrease in net cash provided by financing activities was primarily the result of a decrease in proceeds from the issuance of common stock, net of repayment of mezzanine debt.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into an amended and restated senior revolving credit facility with a syndicate of banks in January 2012, which was subsequently amended in July 2012, March 2013, and May 2013. The amended and restated senior revolving credit facility provides for up to $500.0 million in availability, with a borrowing base of 85% of eligible finance receivables, and matures in May 2016. The facility has an accordion provision that allows for the expansion of the facility to $600 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one month and six months, with a LIBOR floor of 1.00%, plus an applicable margin based on our leverage ratio. Alternatively, we may pay interest at a rate based on the prime rate plus an applicable margin (which was 2.0% as of June 30, 2013). We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% at certain usage levels. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $302.3 million at June 30, 2013. At June 30, 2013, we were in material compliance with our debt covenants. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk. A year or more in advance of the maturity date of our amended and restated senior revolving credit facility, we intend to extend its maturity date or take other appropriate action to address repayment upon maturity.

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

Other Financing Arrangements. We have a $1.5 million line of credit with a commercial bank to facilitate our cash management program, which is secured by a mortgage on our headquarters. The interest rate is prime plus 0.25%, with a minimum of 5.00%, and interest is payable monthly. The line of credit matures on January 18, 2015. There are no significant restrictive covenants associated with this line of credit. There was no amount outstanding under this line of credit at June 30, 2013.

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

Insurance Operations. Insurance operations include revenue and expense from the sale of optional insurance products to our customers. These optional products include credit life insurance, credit accident and health insurance, property insurance, and involuntary unemployment insurance. The premiums and commissions we receive are deferred and amortized to income over the life of the insurance policy using the constant yield method.

Stock-Based Compensation.

We have a stock option plan for certain members of management. We did not grant any options in 2009, 2010, or 2011. Upon the closing of the initial public offering in 2012, we granted options to purchase an aggregate of 310,000 shares of our common stock to certain of our officers and directors. An additional 100,000 shares were granted to one of our officers in January 2013. We measure compensation cost for stock-based awards made under this plan at estimated fair value and recognize compensation expense over the service period for awards expected to vest. All grants are made at 100% of fair value at the date of the grant.

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

Income Taxes.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of June 30, 2013, we had not taken any tax position that exceeds the amount described above.

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

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables at either prevailing market rates or at statutory limits. Subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.3 times per year from cash payments and renewals of loans. As our automobile purchase loans and retail purchase loans have longer maturities and typically are not refinanced prior to maturity, the rate of turnover of the loan portfolio may change as these loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At June 30, 2013, our outstanding debt under our senior revolving credit facility was $302.3 million and interest on borrowings under this facility was approximately 4.41% for the six months ended June 30, 2013, including amortization of debt issuance costs, an unused line fee, and adjustments to fair value of the Company’s interest rate cap. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at June 30, 2103, an increase of 100 basis points in the LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $756,000 of increased interest expense on an annual basis.

We have entered into interest rate caps to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. The interest rate caps are based on the three-month LIBOR contract, reimburse us for the difference when three-month LIBOR exceeds six percent, and have a maturity of March 4, 2014. The carrying value of the interest rate caps are adjusted to fair value. For the three months ended June 30, 2013 and 2012, we recorded an unfavorable fair value adjustment of $566 and $23,000, respectively, as an increase in interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

REGIONAL MANAGEMENT CORP.

Date: August 9, 2013	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Joinder, Extension and Third Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated as of May 13, 2013, by and among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, Regional Finance Company of Missouri, LLC, Regional Finance Company of Georgia, LLC, RMC Financial Services of Florida, LLC, Regional Finance Company of Louisiana, LLC, Regional Finance Company of Mississippi, LLC, Regional Finance Company of Kentucky, LLC, and Regional Finance Company of Virginia, LLC as borrowers.	8-K	001-35477	10.1	May 14, 2013

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1	Section 1350 Certifications	—	—	—	—	X

101+	The following materials from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2013 and June 30, 2012; (iii) the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2012 and the six months ended June 30, 2013; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012; and (v) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X

+	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.