Form 10-Q
period 2013-09-30
Regional Management Corp.
filed 2013-11-08
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 7, 2013, the registrant had outstanding 12,612,728 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash	$7,929	$3,298
Gross finance receivables	615,900	529,583
Less unearned finance charges, insurance premiums, and commissions	(103,828)	(92,024)

Finance receivables	512,072	437,559
Allowance for credit losses	(28,682)	(23,616)

Net finance receivables	483,390	413,943
Property and equipment, net of accumulated depreciation	7,088	5,111
Repossessed assets at net realizable value	923	711
Goodwill	716	363
Intangible assets, net	1,462	1,815
Other assets	11,545	9,750

Total assets	$513,053	$434,991

Liabilities and Stockholders’ Equity
Liabilities:
Deferred tax liability, net	$6,800	$5,947
Accounts payable and accrued expenses	5,224	6,096
Senior revolving credit facility	347,736	292,379

Total liabilities	359,760	304,422
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized, 12,586,942 shares issued and outstanding at September 30, 2013; 1,000,000,000 shares authorized, 12,486,727 shares issued and outstanding at December 31, 2012	1,259	1,249
Additional paid-in-capital	81,663	80,158
Retained earnings	70,371	49,162

Total stockholders’ equity	153,293	130,569

Total liabilities and stockholders’ equity	$513,053	$434,991

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Interest and fee income	$39,708	$31,089	$108,674	$86,333
Insurance income, net	3,000	2,841	8,906	8,157
Other income	1,758	1,560	4,838	4,556

Total revenue	44,466	35,490	122,418	99,046

Expenses
Provision for credit losses	11,078	7,384	27,554	18,918
General and administrative expenses
Personnel	9,589	8,561	29,409	24,831
Occupancy	3,167	2,301	8,380	6,281
Marketing	983	632	2,836	1,857
Other	3,633	2,810	10,338	7,386
Consulting and advisory fees	—	—	—	1,451
Interest expense
Senior revolving credit facility and other debt	3,913	2,705	10,236	7,557
Mezzanine debt-related parties	—	—	—	1,030

Total interest expense	3,913	2,705	10,236	8,587

Total expenses	32,363	24,393	88,753	69,311

Income before income taxes	12,103	11,097	33,665	29,735
Income taxes	4,478	4,109	12,456	11,005

Net income	$7,625	$6,988	$21,209	$18,730

Net income per common share:
Basic	$0.61	$0.56	$1.69	$1.64

Diluted	$0.59	$0.55	$1.65	$1.60

Weighted average common shares outstanding:
Basic	12,586,268	12,486,727	12,558,170	11,429,063

Diluted	12,927,776	12,774,488	12,863,441	11,712,565

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

($ in thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2011	$934	$28,150	$23,795	$52,879
Sale of common stock	315	46,935	—	47,250
Underwriting discount and offering expense	—	(7,469)	—	(7,469)
Reclassification of temporary equity	—	12,000	—	12,000
Stock option expense	—	542	—	542
Net income	—	—	25,367	25,367

Balance, December 31, 2012	1,249	80,158	49,162	130,569
Proceeds from exercise of stock options	10	968	—	978
Stock option expense	—	537	—	537
Net income	—	—	21,209	21,209

Balance, September 30, 2013	$1,259	$81,663	$70,371	$153,293

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$21,209	$18,730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	27,554	18,918
Depreciation and amortization	2,464	1,897
Accretion of discounts on purchased receivables	(369)	(1,118)
Amortization of stock compensation expense	537	305
Fair value adjustment on interest rate caps	1	26
Deferred income taxes, net	853	5,485
Changes in operating assets and liabilities:
Increase in other assets	(2,054)	(427)
Decrease in other liabilities	(872)	(2,032)

Net cash provided by operating activities	49,323	41,784

Cash flows from investing activities:
Net origination of finance receivables	(96,422)	(79,359)
Payment for business combination, net of cash	(575)	(28,388)
Purchase of finance receivables	—	(595)
Increase in restricted cash	(562)	—
Purchase of property and equipment	(3,468)	(1,600)

Net cash used in investing activities	(101,027)	(109,942)

Cash flows from financing activities:
Proceeds from exercise of stock options	566	—
Excess tax benefits from exercise of stock options	412	—
Net advances on senior revolving credit facility	55,357	52,299
Decrease in cash overdraft	—	(1)
Issuance of other notes payable, net	—	1,404
Net proceeds from issuance of common stock	—	39,781
Repayment of mezzanine debt	—	(25,814)

Net cash provided by financing activities	56,335	67,669

Net change in cash	4,631	(489)
Cash:
Beginning	3,298	4,849

Ending	$7,929	$4,360

Supplemental Disclosure of Cash Flow Information
Cash payments for interest
Paid to third parties	$9,770	$7,378

Paid to related parties	$—	$1,152

Cash payments for income taxes	$11,074	$8,105

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Financial Statements

September 30, 2013 and 2012

($ in thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation

Basis of presentation: The consolidated financial statements of Regional Management Corp. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our current Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the Securities and Exchange Commission (“SEC”).

Note 2. Nature of Business and Significant Accounting Policies

Nature of business: The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small installment loans, large installment loans, automobile purchase loans, retail purchase loans, and the related credit insurance. As of September 30, 2013, the Company operated offices in 264 locations in the states of Alabama (49 offices), Georgia (3 offices), North Carolina (29 offices), New Mexico (4 offices), Oklahoma (21 offices), South Carolina (70 offices), Tennessee (21 offices), and Texas (67 offices) under the names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit, AutoCredit Source, RMC Retail, and Sun Finance. The Company opened 41 and acquired 2 new offices during the nine months ended September 30, 2013.

Seasonality: Our loan volume and corresponding finance receivables follow seasonal trends. Demand for our loans is typically highest during the third and fourth quarter, largely due to customers borrowing money for back-to-school and holiday spending. Loan demand has generally been the lowest during the first quarter, largely due to the timing of income tax refunds. During the remainder of the year, we typically experience loan growth from general operations. In addition, we typically generate higher loan volumes in the second half of the year from our direct mail campaigns, which are timed to coincide with seasonal consumer demand. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

The following is a description of significant accounting policies used in preparing the financial statements.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates through a separate subsidiary in each state.

The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the consumer finance industry.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, fair value of stock based compensation, the valuation of deferred tax assets and liabilities, and the allocation of the purchase price to assets acquired in business combinations.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Note 3. Finance Receivables, Allowance for Credit Losses, and Credit Quality Information

Finance receivables consisted of the following:

	September 30, 2013	December 31, 2012
Small installment loans	$256,370	$188,221
Large installment loans	43,127	51,761
Automobile purchase loans	181,601	167,626
Retail purchase loans	30,974	29,951

Finance receivables	$512,072	$437,559

Changes in the allowance for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$25,619	$20,780	$23,616	$19,300
Provision for credit losses	11,078	7,384	27,554	18,918
Finance receivables charged off	(8,263)	(6,275)	(23,294)	(16,726)
Recoveries	248	243	806	640

Balance at end of period	$28,682	$22,132	$28,682	$22,132

The following is a reconciliation of the allowance for credit losses by product for the three months ended September 30, 2013 and 2012:

	Balance July 1, 2013	Provision	Charge-Offs	Recoveries	Balance September 30, 2013	Finance Receivables September 30, 2013	Allowance as Percentage of Finance Receivables September 30, 2013
Small installment	$12,299	$6,978	$(4,463)	$110	$14,924	$256,370	5.8%
Large installment	2,631	346	(655)	86	2,408	43,127	5.6%
Automobile purchase	9,174	3,118	(2,679)	43	9,656	181,601	5.3%
Retail purchase	1,515	636	(466)	9	1,694	30,974	5.5%

Total	$25,619	$11,078	$(8,263)	$248	$28,682	$512,072	5.6%

	Balance July 1, 2012	Provision	Charge-Offs	Recoveries	Balance September 30, 2012	Finance Receivables September 30, 2012	Allowance as Percentage of Finance Receivables September 30, 2012
Small installment	$9,551	$4,333	$(3,147)	$120	$10,857	$158,292	6.9%
Large installment	3,293	704	(850)	76	3,223	52,288	6.2%
Automobile purchase	7,451	2,003	(2,109)	45	7,390	160,121	4.6%
Retail purchase	485	344	(169)	2	662	26,219	2.5%

Total	$20,780	$7,384	$(6,275)	$243	$22,132	$396,920	5.6%

The following is a reconciliation of the allowance for credit losses by product for the nine months ended September 30, 2013 and 2012:

	Balance January 1, 2013	Provision	Charge-Offs	Recoveries	Balance September 30, 2013	Finance Receivables September 30, 2013	Allowance as Percentage of Finance Receivables September 30, 2013
Small installment	$11,369	$16,341	$(13,139)	$353	$14,924	$256,370	5.8%
Large installment	2,753	1,409	(2,026)	272	2,408	43,127	5.6%
Automobile purchase	8,424	7,766	(6,688)	154	9,656	181,601	5.3%
Retail purchase	1,070	2,038	(1,441)	27	1,694	30,974	5.5%

Total	$23,616	$27,554	$(23,294)	$806	$28,682	$512,072	5.6%

	Balance January 1, 2012	Provision	Charge-Offs	Recoveries	Balance September 30, 2012	Finance Receivables September 30, 2012	Allowance as Percentage of Finance Receivables September 30, 2012
Small installment	$8,838	$11,078	$(9,393)	$334	$10,857	$158,292	6.9%
Large installment	2,448	2,666	(2,087)	196	3,223	52,288	6.2%
Automobile purchase	7,618	4,583	(4,918)	107	7,390	160,121	4.6%
Retail purchase	396	591	(328)	3	662	26,219	2.5%

Total	$19,300	$18,918	$(16,726)	$640	$22,132	$396,920	5.6%

Finance receivables associated with customers in bankruptcy as a percentage of total finance receivables were 1.2% and 1.3% for the periods ended September 30, 2013 and 2012, respectively. The following is a summary of the finance receivables associated with customers in bankruptcy as of the periods indicated:

	Finance Receivables in Bankruptcy as of
	September 30, 2013	December 31, 2012
Small installment	$1,002	$420
Large installment	1,633	1,666
Automobile purchase	3,583	3,101
Retail purchase	122	71

Total	$6,340	$5,258

The contractual delinquency of the finance receivable portfolio by component at September 30, 2013 and December 31, 2012 was:

	September 30, 2013
	Small Installment		Large Installment		Automobile Purchase		Retail Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$202,292	78.9%	$31,824	73.8%	$126,288	69.5%	$24,412	78.9%	$384,816	75.1%
1 to 29 days delinquent	34,616	13.5%	8,011	18.6%	42,832	23.6%	4,505	14.5%	89,964	17.6%

Delinquent accounts
30 to 59 days	7,512	2.9%	1,273	3.0%	6,926	3.8%	711	2.3%	16,422	3.2%
60 to 89 days	4,190	1.7%	609	1.3%	2,371	1.3%	400	1.3%	7,570	1.5%
90 days and over	7,760	3.0%	1,410	3.3%	3,184	1.8%	946	3.0%	13,300	2.6%

Total delinquency	$19,462	7.6%	$3,292	7.6%	$12,481	6.9%	$2,057	6.6%	$37,292	7.3%

Total finance receivables	$256,370	100.0%	$43,127	100.0%	$181,601	100.0%	$30,974	100.0%	$512,072	100.0%

Finance receivables in nonaccrual status	$7,760	3.0%	$1,410	3.3%	$3,184	1.8%	$946	3.0%	$13,300	2.6%

	December 31, 2012
	Small Installment		Large Installment		Automobile Purchase		Retail Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$149,232	79.3%	$37,836	73.1%	$116,869	69.7%	$23,864	79.7%	$327,801	75.0%
1 to 29 days delinquent	25,285	13.4%	9,872	19.1%	40,705	24.3%	4,361	14.6%	80,223	18.3%

Delinquent accounts
30 to 59 days	4,514	2.4%	1,651	3.2%	5,471	3.3%	751	2.5%	12,387	2.8%
60 to 89 days	2,996	1.6%	757	1.4%	1,963	1.2%	333	1.1%	6,049	1.4%
90 days and over	6,194	3.3%	1,645	3.2%	2,618	1.5%	642	2.1%	11,099	2.5%

Total delinquency	$13,704	7.3%	$4,053	7.8%	$10,052	6.0%	$1,726	5.7%	$29,535	6.7%

Total finance receivables	$188,221	100.0%	$51,761	100.0%	$167,626	100.0%	$29,951	100.0%	$437,559	100.0%

Finance receivables in nonaccrual status	$6,194	3.3%	$1,645	3.2%	$2,618	1.5%	$642	2.1%	$11,099	2.5%

Following is a summary of finance receivables evaluated for impairment at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Small Installment	Large Installment	Automobile Purchase	Retail Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$1,380	$317	$466	$204	$2,367
Customers in Chapter 13 bankruptcy	1,002	1,633	3,583	122	6,340

Total impaired accounts specifically evaluated	$2,382	$1,950	$4,049	$326	$8,707
Finance receivables evaluated collectively	253,988	41,177	177,552	30,648	503,365

Finance receivables outstanding	$256,370	$43,127	$181,601	$30,974	$512,072

Accounts in bankruptcy in nonaccrual status	$252	$396	$812	$45	$1,505

Amount of the specific reserve for impaired accounts	$1,712	$883	$1,667	$237	$4,499

Average impaired accounts	$1,940	$1,930	$3,724	$255	$7,849

Amount of the general component of the reserve	$13,212	$1,525	$7,989	$1,457	$24,183

	December 31, 2012
	Small Installment	Large Installment	Automobile Purchase	Retail Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$725	$251	$357	$83	$1,416
Customers in Chapter 13 bankruptcy	420	1,666	3,101	71	5,258

Total impaired accounts specifically evaluated	$1,145	$1,917	$3,458	$154	$6,674
Finance receivables evaluated collectively	187,076	49,844	164,168	29,797	430,885

Finance receivables outstanding	$188,221	$51,761	$167,626	$29,951	$437,559

Accounts in bankruptcy in nonaccrual status	$97	$463	$858	$33	$1,451

Amount of the specific reserve for impaired accounts	$854	$787	$1,420	$109	$3,170

Average impaired accounts	$1,192	$1,732	$2,952	$108	$5,984

Amount of the general component of the reserve	$10,515	$1,966	$7,004	$961	$20,446

It is not practical to compute the amount of interest earned on impaired loans.

Note 4. Debt

The Company’s senior revolving credit facility contains restrictive covenants. At September 30, 2013, the Company was in compliance with all debt covenants. On May 13, 2013, the Company signed an amendment to its senior revolving credit facility which increased the availability to $500 million, with a maturity date of May 2016. The accordion feature was also increased from $75 million to $100 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one month and six months, with a LIBOR floor of 1.00%, plus an applicable margin (which was 3.00% as of September 30, 2013) based on its leverage ratio. Alternatively, the Company may pay interest at a rate based on the prime rate plus an applicable margin (which was 2.00% as of September 30, 2013). The Company also pays an unused line fee of 50 basis points per annum, which declines to 37.5 basis points at certain usage levels, payable monthly.

The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries.

Note 5. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Finance receivables: Finance receivables are originated at prevailing market rates. The Company’s finance receivable portfolio turns approximately 1.3 times per year. The portfolio turnover is calculated by dividing cash payments and renewals by the average finance receivables. Management believes that the carrying value approximates the fair value of its finance receivable portfolio.

Interest rate caps: The fair value of the interest rate caps is the estimated amount the Company would receive to terminate the cap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of the Company for liabilities.

Debt: The Company refinanced its senior revolving credit facility in January 2012, and further amended the senior revolving credit facility in July 2012, March 2013, and May 2013. As a result of the refinancing, the Company believes that the fair value of this variable rate debt approximates its carrying value at September 30, 2013. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$7,929	$7,929	$3,298	$3,298
Restricted cash	1,900	1,900	1,338	1,338
Level 2 inputs
Interest rate caps	—	—	1	1
Level 3 inputs
Net finance receivables	483,390	483,390	413,943	413,943
Repossessed assets	923	923	711	711
Liabilities
Level 3 inputs
Senior revolving credit facility	347,736	347,736	292,379	292,379

Certain of the Company’s assets carried at fair value are classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are carried at fair value. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Note 6. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by individual states in which it operates.

Note 7. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2013 and 2012:

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$7,625	12,586,268	$0.61	$21,209	12,558,170	$1.69
Effect of dilutive securities
Options to purchase common stock	—	341,508	—	—	305,271	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$7,625	12,927,776	$0.59	$21,209	12,863,441	$1.65

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$6,988	12,486,727	$0.56	$18,730	11,429,063	$1.64
Effect of dilutive securities
Options to purchase common stock	—	287,761	—	—	283,502	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$6,988	12,774,488	$0.55	$18,730	11,712,565	$1.60

Note 8. Stock-Based Compensation

Stock compensation plans: The Company has the 2007 Management Incentive Plan (the “2007 Stock Plan”) and the 2011 Stock Incentive Plan (the “2011 Stock Plan”). Under these plans, 1,987,412 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Company’s Board of Directors (the “Board”). All grants are made at 100% of the fair value at the date of grant. Options granted under the 2007 Stock Plan vest at 20% at the date of grant and 20% on the anniversary date of the grant each year thereafter for four years. Options granted under the 2011 Stock Plan vest at 20% on the anniversary date of the grant each year for five years. In addition, these options vest and become exercisable in full upon the occurrence of a Change of Control (as defined in the Option Award Agreements). Participants who are awarded options must exercise their options within a maximum of ten years of the grant. At September 30, 2013, there were 552,500 shares available for grant under the 2011 Stock Plan. Upon completion of our initial public offering in March 2012, we no longer intend to grant awards under the 2007 Stock Plan.

The Company recognizes compensation expense in the financial statements for all stock-based payments based upon the fair value.

There were no option grants during the three months ended September 30, 2013 or September 30, 2012. The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for option grants during the nine months ended September 30, 2013 and 2012:

	The Nine Months Ended September 30,
	2013	2012
Expected volatility	48.49%	48.49%
Expected dividends	0.00%	0.00%
Expected term (in years)	10.00	10.00
Risk-free rate	1.76%	2.20%
Vesting period (in years)	5	5

Expected volatility is based on the historic volatility of a publicly traded company in the same industry. The risk free interest rate is based on the U.S. Treasury yield at the date the Board approved the option awards for the period (nine to ten years) over which options are exercisable.

The Company recorded stock-based compensation expense in the amount of $179 and $140 for the three months ended September 30, 2013 and 2012 and $537 and $305 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, unrecognized stock-based compensation expense to be recognized over future periods approximated $2,655. This amount will be recognized as expense over a weighted-average period of 3.7 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $70 and $55, for the three months ended September 30, 2013 and 2012 and $209 and $119 for the nine months ended September 30, 2013 and 2012, respectively.

A summary of the status of the Company’s stock option plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	887	$8.66
Granted	100	16.73
Exercised	(100)	5.65
Forfeited	—	—

Options outstanding at September 30, 2013	887	$9.91	5.7	$19,414

Options exercisable at September 30, 2013	559	$6.61	3.9	$14,077

Available for grant at September 30, 2013	553

At September 30, 2013, the options have a weighted-average remaining contractual life of 5.7 years.

The intrinsic value was calculated by applying the Company’s own market value for September 30, 2013. The total intrinsic values of options exercised were $29 and $1,452 for the three and nine months ended September 30, 2013, respectively. No options were exercised during 2012.

Information on the activity of non-vested options for the nine months ended September 30, 2013 follows (shares in thousands):

	2013
	Shares	Weighted Average Grant Date Fair Value
Non-vested options at January 1, 2013	285	$15.00
Granted	100	16.73
Vested	(57)	15.00
Forfeited	—	—

Non-vested options at September 30, 2013	328	$15.53

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

Note 10. Restricted Assets

RMC Reinsurance, Ltd. is a wholly-owned insurance subsidiary of the Company. RMC Reinsurance Ltd. is required to maintain cash reserves for a letter of credit against life insurance policies ceded to it, as determined by the ceding company. In April 2013, the letter of credit was increased to $1,900 in favor of the ceding company. The letter of credit is secured by a cash deposit of $1,900. The cash securing the letter of credit is presented as restricted cash in the other asset category in the accompanying balance sheets, which totaled $1,900 and $1,338 at September 30, 2013 and December 31, 2012, respectively.

Note 11. Business Combination

The following table sets forth the business combination activity for the nine months ended September 30, 2013 and 2012:

	2013	2012
Branches purchased	2	23
Branches merged into existing offices	—	4

Net new offices	2	19

Tangible assets:
Net finance receivables	$211	$25,334
Property and equipment	11	161
Other	—	408
Intangible assets:
Customer list	—	2,485
Goodwill	353	—

Total purchase price	$575	$28,388

The Company evaluates each acquisition to determine if it meets the definition of a business combination. The Company accounts for a transaction as a business combination if it meets the definition, which typically occurs when it assumes the lease, retains the location as a new branch, and offers employment to the existing employees. All other transactions are accounted for as a purchase of assets.

For transactions accounted for as a business combination, the purchase price for assets acquired is allocated to the estimated fair value of the tangible and intangible assets acquired. The remainder is allocated to goodwill.

The Company records acquired finance receivables at fair value, which is determined using discounted cash flow methodologies. Property and equipment are valued at the mutually agreed upon purchase price, which management believes approximates fair value.

On April 5, 2013, the Company purchased the assets of two branches in a business combination with a consumer loan company in the state of Georgia for a cash purchase price of $575. The Company offered employment to the existing employees of such locations. This acquisition was completed in order to expand the Company’s operations in the state of Georgia. All of the goodwill recognized is expected to be deductible for income tax purposes. On January 20, 2012, the Company purchased the assets of two affiliated consumer loan companies in a business combination for a cash purchase price of $28,388. The Company offered employment to the existing employees of these companies. This acquisition was completed in order to expand the Company’s operations in the state of Alabama. The Company has hired a third party to assist in the valuation of acquired assets which is not complete at September 30, 2013. The accompanying financial statements include management’s estimates of the amortization of intangible assets; however, those estimates are subject to change upon completion of the third party’s analysis.

The results of all business combinations have been included in the Company’s Consolidated Financial Statements since the respective acquisition dates. The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

Note 12. Subsequent Events

In October 2013, the Board revised its standard compensation arrangement for its non-employee directors. Effective for annual service years beginning in 2014, the Company will award its non-employee directors a cash retainer and shares of restricted common stock totaling approximately $1,200 in the aggregate. The restricted stock awards will occur five days following the Company’s annual meeting of stockholders and will be fully vested upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company. Also, due to the fact that the Company had not yet acted to award its non-employee directors equity compensation for annual service commencing in 2013, the Company awarded each of its non-employee directors 4,484 shares of its common stock, effective October 28, 2013. For the purpose of satisfying income tax obligations, each director was entitled, at his election, to forego up to 40% of the 4,484 shares subject to his award in order to receive a cash payment equivalent to the value of the foregone shares. The awards, which were made pursuant to the terms of the 2011 Stock Plan, were fully vested at the time of the grant and will cause the Company to incur approximately $1,200 of incremental director compensation expense for the fourth quarter of 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements which reflect our current expectations and involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make, and you therefore should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties, including, without limitation, the risks set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (which was filed with the Securities and Exchange Commission on March 18, 2013). The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements contained elsewhere in this report, as well as our audited consolidated financial statements, including the notes thereto, and the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain non-GAAP financial measures are referenced in the following discussion. We provide a reconciliation of such non-GAAP financial measures to their most directly comparable GAAP financial measure at the end of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 264 locations in the states of South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, New Mexico, and Georgia as of September 30, 2013. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Installment Loans – As of September 30, 2013, we had approximately 246,000 small installment loans outstanding, representing $256.4 million in finance receivables.

•	Large Installment Loans – As of September 30, 2013, we had approximately 13,000 large installment loans outstanding, representing $43.1 million in finance receivables.

•	Automobile Purchase Loans – As of September 30, 2013, we had approximately 19,000 automobile purchase loans outstanding, representing $181.6 million in finance receivables.

•	Retail Purchase Loans – As of September 30, 2013, we had approximately 31,000 retail purchase loans outstanding, representing $31.0 million in finance receivables.

•	Insurance Products – We offer our customers optional payment protection insurance options relating to many of our loan products.

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

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees from our loan products is largely driven by the amount of loans that we originate. We originated or purchased 67,300, 120,900, and 128,100 new loan accounts during 2011, 2012, and the first nine months of 2013, respectively. Average finance receivables grew 36.3% from $264.0 million in 2011 to $359.7 million in 2012. Average finance receivables grew 34.4% from $341.9 in the first nine months of 2012 to $459.6 million in the first nine months of 2013. We source our loans through our branches and our direct mail program, as well as through automobile dealerships and retailers that partner with us. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened or acquired 36, 51, and 43 new branches in 2011, 2012, and the first nine months of 2013, respectively. We believe we have the opportunity to add as many as 800 additional branches over time in the states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

Product Mix. We offer a number of different loan products, including small installment loans, large installment loans, automobile purchase loans, and retail purchase loans. We charge different interest rates and fees and are exposed to different credit risks with respect to the various types of loans we offer. For example, in recent years, we have sought to increase our product diversification by growing our automobile purchase and retail purchase loans, which have lower interest rates and fees than our small installment loans but also have lower charge-off rates. Our product mix also varies to some extent by state and we expect to continue to diversify our product mix in the future.

Asset Quality. Our results of operations are highly dependent upon the quality of our asset portfolio. We recorded a $27.8 million provision for credit losses during 2012 (or 7.7% as a percentage of average finance receivables) and a $27.6 million provision for credit losses during the first nine months of 2013 (or 8.0% annualized as a percentage of average finance receivables). The quality of our asset portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent portfolio oversight, and respond to changing economic conditions as we grow our loan portfolio.

Allowance for Credit Losses. We evaluate losses in each of our four categories of loans in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013			As of December 31, 2012
	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
	(Dollars in thousands)
Small installment loans	$256,370	$14,924	5.8%	$188,221	$11,369	6.0%
Large installment loans	43,127	2,408	5.6%	51,761	2,753	5.3%
Automobile purchase loans	181,601	9,656	5.3%	167,626	8,424	5.0%
Retail purchase loans	30,974	1,694	5.5%	29,951	1,070	3.6%

Total	$512,072	$28,682	5.6%	$437,559	$23,616	5.4%

The allowance for small installment loans uses the net charge-off rate for the most recent eight months as a percentage of the most recent month-end balance of loans as a key data point in estimating the allowance. The allowance for each other loan type uses the net charge-off rate for the most recent twelve months as a percentage of the most recent month-end balance of loans as a key data point for estimating the allowance. We believe that the primary underlying factor driving the provision for credit losses for each of these loan types is the same: general economic conditions in the areas in which we conduct business. In addition, gasoline prices and the market for repossessed automobiles at auction are additional underlying factors that we believe influence the provision for credit losses for automobile purchase loans and, to a lesser extent, large installment loans. We monitor these factors, the monthly trend of delinquencies, and the slow file (which consists of all loans one or more days past due) to identify trends that might require an increased allowance, and we modify the allowance for credit losses accordingly.

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

Efficiency Ratio. One of our key operating metrics is our efficiency ratio, which is calculated by dividing the sum of general and administrative expenses by total revenue. Our efficiency ratio was 41.6% in the first nine months of 2013, compared to 40.7% in the same period of 2012. The increase in the ratio in 2013 is primarily due to increased personnel costs from opening and acquiring an additional 51 branches since September 30, 2012.

In September 2013, the Company incurred expenses related to the secondary offering of 4,002,000 shares of our common stock, at a price of $27.50 per share, by Palladium Equity Partners III, L.P. and Parallel 2005 Equity Fund, LP, both existing stockholders of the Company (which we sometimes refer to herein as the “secondary offering”). We did not receive any proceeds from the offering, and the total number of shares of our outstanding common stock did not change as a result of the offering. Excluding expenses related to this offering, our efficiency ratio for the nine month period ended September 30, 2013 would have been 41.3%.

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

Insurance Income. Our insurance income consists of revenue from the sale of various optional credit insurance products and other payment protection options offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. The type and terms of our optional credit insurance products vary from state to state based on applicable laws and regulations. We offer optional credit life insurance, credit accident and health insurance, and involuntary unemployment insurance. We require property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party in lieu of purchasing property insurance from us. We also require proof of liability and collision insurance for any vehicles securing loans, and we obtain automobile insurance on behalf of customers who permit their other insurance coverage to lapse.

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on paid out or renewed loans). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. As of September 30, 2013, we had pledged a $1.9 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. Other income also includes fees for extending the due date of a loan and returned check charges. Due date extensions are only available to a customer once every thirteen months, are available only to customers who are current on their loans, and must be approved by personnel at our headquarters.

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

General and Administrative Expenses. Our general and administrative expenses are comprised of four categories: personnel, occupancy, marketing, and other. We typically measure our general and administrative expenses as a percentage of total revenue, which we refer to as our “efficiency ratio.”

Our personnel expenses are the largest component of our general and administrative expenses and consist primarily of the salaries, bonuses, and benefits associated with all of our branch, field, and headquarters employees, and related payroll taxes. In 2012 and 2013, we granted awards of stock options to purchase an aggregate of 380,000 shares of our common stock to our executive officers and directors and stock options to purchase an aggregate of 30,000 shares to other employees, each pursuant to the Regional Management Corp. 2011 Stock Incentive Plan (the “2011 Stock Plan”). These stock options have an exercise price of $15.00 to $16.73 per share and vest in five equal annual installments beginning on the first anniversary of the grant date. Deferred stock-based compensation expense equal to the grant-date fair value of the stock options issued of $3.8 million is being recognized as compensation expense over the vesting period.

Our occupancy expenses consist primarily of the cost of renting our branches, all of which are leased, as well as the utility and other non-personnel costs associated with operating our branches.

Our marketing expenses consist primarily of costs associated with our direct mail campaigns (including postage and costs associated with selecting recipients) and maintaining our web site, as well as telephone directory advertisements and some local marketing by branches. These costs are expensed as incurred.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue (unaudited):

	Three Months Ended September 30,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue
	(Dollars in Thousands)
Revenue:
Interest and fee income	$39,708	89.3%	$31,089	87.6%
Insurance income, net	3,000	6.7%	2,841	8.0%
Other income	1,758	4.0%	1,560	4.4%

Total revenue	44,466	100.0%	35,490	100.0%

Expenses:
Provision for credit losses	11,078	24.9%	7,384	20.8%
General and administrative expenses
Personnel	9,589	21.6%	8,561	24.1%
Occupancy	3,167	7.1%	2,301	6.5%
Marketing	983	2.2%	632	1.8%
Other	3,633	8.2%	2,810	7.9%
Consulting and advisory fees	—	—	—	—
Interest expense
Senior revolving credit facility and other debt	3,913	8.8%	2,705	7.6%
Mezzanine debt-related parties	—	—	—	—

Total interest expense	3,913	8.8%	2,705	7.6%

Total expenses	32,363	72.8%	24,393	68.7%

Income before income taxes	12,103	27.2%	11,097	31.3%
Income taxes	4,478	10.1%	4,109	11.6%

Net income	$7,625	17.1%	$6,988	19.7%

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue
	(Dollars in Thousands)
Revenue:
Interest and fee income	$108,674	88.8%	$86,333	87.2%
Insurance income, net	8,906	7.3%	8,157	8.2%
Other income	4,838	3.9%	4,556	4.6%

Total revenue	122,418	100.0%	99,046	100.0%

Expenses:
Provision for credit losses	27,554	22.5%	18,918	19.1%
General and administrative expenses
Personnel	29,409	24.0%	24,831	25.1%
Occupancy	8,380	6.8%	6,281	6.3%
Marketing	2,836	2.3%	1,857	1.9%
Other	10,338	8.5%	7,386	7.5%
Consulting and advisory fees	—	—	1,451	1.5%
Interest expense
Senior revolving credit facility and other debt	10,236	8.4%	7,557	7.6%
Mezzanine debt-related parties	—	—	1,030	1.0%

Total interest expense	10,236	8.4%	8,587	8.6%

Total expenses	88,753	72.5%	69,311	70.0%

Income before income taxes	33,665	27.5%	29,735	30.0%
Income taxes	12,456	10.2%	11,005	11.1%

Net income	$21,209	17.3%	$18,730	18.9%

Regional Management Corp. and Subsidiaries

Selected Financial Data

(Unaudited)

($ in thousands)

	Components of Increase in Interest and Fee Income Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$10,583	$(1,851)	$8,732
Large installment loans	(717)	(361)	(1,078)
Automobile purchase loans	1,314	(473)	841
Retail purchase loans	348	(224)	124

Total increase in interest income	$11,528	$(2,909)	$8,619

	Three Months Ended September 30,
	2013	2012
Total yield	36.3%	38.1%
Average net finance receivables	$490,430	$372,738

	Loans Originated (1) Three Months Ended September 30,
	2013	2012
Small installment loans	$206,347	$135,840
Large installment loans	15,924	22,246
Automobile purchase loans	32,312	35,394
Retail purchase loans	8,465	9,788

Total finance receivables	$263,048	$203,268

(1)	Represents gross balance of loan originations, including unearned finance charges

	Three Months Ended September 30,
	2013		2012
	Amount	Percentage of Average Finance Receivables (Annualized)	Amount	Percentage of Average Finance Receivables (Annualized)
Net charge-offs as a percentage of average finance receivables	$8,015	6.5%	$6,032	6.5%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for credit losses	$11,078	24.9%	$7,384	20.8%
General and administrative expenses	$17,372	39.1%	$14,304	40.3%

	Amount	Growth Rate	Amount	Growth Rate
Same store finance receivables at period-end/growth rate	$450,437	16.5%	$342,272	25.7%
Same store revenue growth rate		16.1%		17.2%
Number of branches in calculation	206		163

	Components of Increase in Interest and Fee Income Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$26,845	$(5,976)	$20,869
Large installment loans	(1,587)	(1,465)	(3,052)
Automobile purchase loans	4,841	(1,791)	3,050
Retail purchase loans	1,727	(253)	1,474

Total increase in interest income	$31,826	$(9,485)	$22,341

	Loans Originated (1) Nine Months Ended September 30,
	2013	2012
Small installment loans	$468,348	$291,576
Large installment loans	45,277	54,862
Automobile purchase loans	99,894	101,261
Retail purchase loans	25,590	26,692

Total finance receivables	$639,109	$474,391

(1)	Represents gross balance of loan originations, including unearned finance charges

	Nine Months Ended September 30,
	2013		2012
	Amount	Percentage of Average Finance Receivables (Annualized)	Amount	Percentage of Average Finance Receivables (Annualized)
Net charge-offs as a percentage of average finance receivables	$22,488	6.5%	$16,086	6.3%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for credit losses	$27,554	22.5%	$18,918	19.1%
General and administrative expenses	$50,963	41.6%	$40,355	40.7%

	Finance Receivables As of September 30,
	2013	2012
Small installment loans	$256,370	$158,292
Large installment loans	43,127	52,288
Automobile purchase loans	181,601	160,121
Retail purchase loans	30,974	26,219

Total finance receivables	$512,072	$396,920

Number of branches at period end	264	213
Average finance receivables per branch	$1,940	$1,863

	As of September 30,
	2013		2012
	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables
Allowance for credit losses	$28,682	5.6%	$22,132	5.6%
Over 30 days contractually delinquent	$37,292	7.3%	$25,581	6.4%
Over 90 days contractually delinquent	$13,300	2.6%	$8,309	2.1%
Over 180 days contractually delinquent	$2,939	0.6%	$1,732	0.4%

Comparison of September 30, 2013, Versus September 30, 2012

The following is a discussion of the changes by product type:

•	Small Installment Loans – Small installment loans (loans with an original principal balance of $2,500 or less) outstanding increased by $98.1 million, or 62.0%, to $256.4 million at September 30, 2013, from $158.3 million at September 30, 2012. Our direct mail campaigns drove significant loan growth in existing and new branches. In addition, the growth in receivables at the branches opened in 2012 contributed to the growth in overall small installment loans outstanding.

•	Large Installment Loans – Large installment loans outstanding decreased by $9.2 million, or 17.5%, to $43.1 million at September 30, 2013, from $52.3 million at September 30, 2012. The decrease was due to the application of the Company’s underwriting standards on large loans purchased in the prior year resulting in smaller renewals and originations than those loans originally purchased. In addition, we increased our internal small installment loan limit from $2,000 to $2,500 in some states in order to achieve consistency with our enterprise-wide limit, which caused a shift of some loans in those states from the large installment loan category to the small installment loan category.

•	Automobile Purchase Loans – Automobile purchase loans outstanding increased by $21.5 million, or 13.4%, to $181.6 million at September 30, 2013, from $160.1 million at September 30, 2012. The increase in automobile purchase loans outstanding was principally due to our increased emphasis on such loans, including our new initiatives relating to indirect lending through our AutoCredit Source branches. The addition in recent years of indirect lending at a lower interest rate has slightly lowered the overall yield of our automobile purchase loan category.

•	Retail Purchase Loans – Retail purchase loans outstanding increased $4.8 million, or 18.1%, to $31.0 million at September 30, 2013, from $26.2 million at September 30, 2012. The increase in retail purchase loans outstanding resulted from the additional relationships we established with new retailers, as well as an expansion of volume through our existing relationships.

Comparison of the Three Months Ended September 30, 2013, Versus the Three Months Ended September 30, 2012

Net Income and Revenue. GAAP net income increased $637,000 for the three months ended September 30, 2013, or 9.1%, to $7.6 million, from $7.0 million for the three month period ended September 30, 2012. On a pro-forma basis, excluding the expenses related to the secondary offering, net income for the third quarter of 2013 was $7.9 million. Total revenues increased $9.0 million during the quarter ended September 30, 2013, a 25.3% increase over the corresponding quarter ended September 30, 2012. As of September 30, 2013, about 58% of our branches are less than five years old and are in the steepest part of the growth curve. Same-store revenue growth for the third quarter of 2013 was 16.1%. The increase in 2013 revenues and net income is attributable to strong loan growth in existing branches, combined with the opening or acquisition of 51 additional branches since September 30, 2012.

Interest and Fee Income. Interest and fee income increased $8.6 million, or 27.7%, to $39.7 million in the three months ended September 30, 2013, from $31.1 million in the three months ended September 30, 2012. The increase in interest and fee income was due primarily to a 31.6% increase in average finance receivables during the year, offset by a decrease in the average yield on loans from 33.4% to 32.4%. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories (dollars in thousands):

	Three Months Ended September 30,
	2013		2012
	Average Finance Receivables	Average Yield	Average Finance Receivables	Average Yield
Small installment loans	$235,237	44.4%	$141,278	49.3%
Large installment loans	43,746	26.8%	52,514	30.6%
Automobile purchase loans	180,633	20.4%	155,261	21.6%
Retail purchase loans	30,814	18.3%	23,685	21.8%

Finance receivables	$490,430	32.4%	$372,738	33.4%

Insurance Income. Insurance income increased $159,000, or 5.6%, to $3.0 million in the three months ended September 30, 2013, from $2.8 million in the three months ended September 30, 2012. However, annualized insurance income as a percentage of average finance receivables decreased from 3.0% to 2.4%. The decline is primarily attributable to the increase in indirect automobile purchase loans, retail purchase loans, and direct mail where we do not have the opportunity to discuss our insurance offerings with the customer.

Other Income. Other income increased $198,000, or 12.7%, to $1.8 million in the three months ended September 30, 2013 from $1.6 million in the same period of 2012. The largest component of other income is late charges, which increased $380,000, or 36.8%, to $1.4 million in the three months ended September 30, 2013 from $1.0 million in the same period of 2012.

Provision for Credit Losses. Our provision for credit losses increased $3.7 million, or 50.0%, to $11.1 million in the three months ended September 30, 2013 from $7.4 million in the comparable period of 2012. The increase in the provision occurred because of growth in the loan portfolio, an increase in the accounts 180 or more days past due, and the impact of a 2012 reduction in the estimated automobile allowance for credit losses. Annualized net loans charged-off were 6.5% of average finance receivables for the three months ended September 30, 2013 and 2012.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $3.1 million, or 21.4%, to $17.4 million during the three months ended September 30, 2013, from $14.3 million in the comparable period of 2012. This increase was primarily the result of adding 51 branches to our network since September 30, 2012 and $0.4 million of expenses related to the secondary offering completed in September 2013. Our efficiency ratio (general and administrative expenses as a percentage of revenue) decreased to 39.1% in 2013 from 40.3% in 2012; excluding the expenses related to the secondary offering, our efficiency ratio for the third quarter of 2013 would have been 38.1%. The decrease in the ratio in 2013 is primarily due to payroll productivity.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $1.0 million, or 12.0%, to $9.6 million in the three months ended September 30, 2013, from $8.6 million for the same period in 2012. This increase is primarily attributable to the number of new branches opened. At September 30, 2012, we had 213 branches; whereas, at September 30, 2013, we had 264 branches. However, personnel costs as a percentage of average finance receivables declined to 7.8% (annualized) in the three months ended September 30, 2013, from 9.2% (annualized) in the three months ended September 30, 2012. The Company has leveraged existing personnel as average finance receivables have increased.

Occupancy. Occupancy expenses increased $866,000, or 37.6%, to $3.2 million in the three months ended September 30, 2013, from $2.3 million in the same period of 2012. The increase in occupancy expenses is the result of 51 additional branches since September 30, 2012, phone system costs, and upgraded communication lines. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses increased $351,000, or 55.5%, to $1.0 million in the three months ended September 30, 2013, from $632,000 in the same period of 2012. The increase was due to the increases in our direct mail campaigns consistent with our 2013 marketing plan.

Other Expenses. Other expenses increased $823,000, or 29.3%, to $3.6 million in the three months ended September 30, 2013, from $2.8 million in the same period of 2012. The increase was due primarily to costs associated with the secondary offering completed in September 2013 and the result of 51 additional branches since September 30, 2012.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $1.2 million, or 44.7%, to $3.9 million in the three months ended September 30, 2013, from $2.7 million in the same period of 2012. This increase was due primarily to the increase in the average balance of our senior revolving credit facility. The average cost of our senior revolving credit facility increased by 21 basis points from 4.56% for the three months ended September 30, 2012, to 4.77% for the three months ended September 30, 2013. The increase in average cost was due primarily to the increase in our unused line fee in addition to the mix between our LIBOR-based portion of the loan and the prime interest rate portion of the loan.

Income Taxes. Income taxes increased $369,000, or 9.0%, to $4.5 million in the three months ended September 30, 2013, from $4.1 million in the same period in 2012. The increase in income taxes was due to an increase in our net income before taxes.

Comparison of the Nine Months Ended September 30, 2013, Versus the Nine Months Ended September 30, 2012

Net Income and Revenue. GAAP net income increased $2.5 million for the nine months ended September 30, 2013, or 13.2%, to $21.2 million, from $18.7 million for the nine month period ended September 30, 2012. On a pro-forma basis, excluding secondary offering expenses in 2013 and one-time expenses related to the Company’s initial public offering in 2012, net income for the nine-month period ended September 30, 2013 was $21.5 million, versus net income of $20.4 million for the prior-year period. Total revenues increased $23.4 million during the nine months ended September 30, 2013, a 23.6% increase over the corresponding period in 2012. The increase in 2013 revenues and net income is attributable to strong loan growth in existing branches, combined with the opening or acquisition of 51 additional branches since September 30, 2012.

Interest and Fee Income. Interest and fee income increased $22.3 million, or 25.9%, to $108.7 million in the nine months ended September 30, 2013, from $86.3 million in the nine months ended September 30, 2012. The increase in interest and fee income was due primarily to a 34.4% increase in average finance receivables during the year, offset by a decrease in the average yield on loans from 33.7% to 31.5%. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories (dollars in thousands):

	Nine Months Ended September 30,
	2013		2012
	Average Finance Receivables	Average Yield	Average Finance Receivables	Average Yield
Small installment loans	$207,114	43.6%	$126,677	49.3%
Large installment loans	45,895	28.0%	52,018	32.5%
Automobile purchase loans	176,029	20.6%	145,207	22.1%
Retail purchase loans	30,548	18.2%	18,031	19.9%

Finance receivables	$459,586	31.5%	$341,933	33.7%

Insurance Income. Insurance income increased $749,000, or 9.2%, to $8.9 million in the nine months ended September 30, 2013, from $8.2 million in the nine months ended September 30, 2012. However, annualized insurance income as a percentage of average finance receivables decreased from 3.2% to 2.6%. The decline is primarily attributable to the increase in indirect automobile purchase loans, retail purchase loans, and direct mail where we do not have the opportunity to discuss our insurance offerings with the customer.

Other Income. Other income increased $282,000, or 6.2%, to $4.8 million in the nine months ended September 30, 2013, from $4.6 million in the same period of 2012. The largest component of other income is late charges, which increased $855,000, or 28.3%, to $3.9 million in the nine months ended September 30, 2013, from $3.0 million in the same period of 2012.

In 2012 we recognized $346,000 of revenue from the preparation of income tax returns. The Company no longer provides these services.

Provision for Credit Losses. Our provision for credit losses increased $8.6 million, or 45.6%, to $27.6 million in the nine months ended September 30, 2013, from $18.9 million in the comparable period of 2012. The increase in the provision occurred because of growth in the loan portfolio, an increase in the amount of the over 180 day accounts, and the impact of a 2012 reduction in the estimated allowance on automobile purchase loans. Annualized net loans charged-off were 6.5% and 6.3% of average finance receivables for the nine months ended September 30, 2013 and 2012, respectively.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $10.6 million, or 26.3%, to $51.0 million during the nine months ended September 30, 2013, from $40.4 million in the comparable period of 2012. This increase was primarily the result of adding 51 branches to our network since September 30, 2012 and $0.5 million of expenses related to the secondary offering completed in September 2013. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 41.6% in 2013 from 40.7% in 2012; excluding the expenses related to the secondary offering, our efficiency ratio for the nine-month period ended September 30, 2013 would have been 41.3%. The increase in the ratio in 2013 is primarily due to the decline in our total yield in the first six months of 2013 and, to a lesser extent, due to the cost of additional new branches in their ramp up period.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $4.6 million, or 18.4%, to $29.4 million in the nine months ended September 30, 2013, from $24.8 million for the same period in 2012. This increase is primarily attributable to the number of new branches opened. At September 30, 2012, we had 213 branches; whereas, at September 30, 2013, we had 264 branches. However, personnel costs as a percentage of average finance receivables declined to 8.5% (annualized) for the nine months ended September 30, 2013, from 9.7% (annualized) in the nine months ended September 30, 2012. The Company has leveraged existing personnel as average finance receivables have increased.

Occupancy. Occupancy expenses increased $2.1 million, or 33.4%, to $8.4 million in the nine months ended September 30, 2013, from $6.3 million in the same period of 2012. The increase in occupancy expenses is the result of 51 additional branches since September 30, 2012, phone system costs, and upgraded communication lines. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses increased $979,000, or 52.7%, to $2.8 million in the nine months ended September 30, 2013, from $1.9 million in the same period of 2012. The increase was due to the increases in our direct mail campaigns consistent with our 2013 marketing plan.

Other Expenses. Other expenses increased $3.0 million, or 40.0%, to $10.3 million in the nine months ended September 30, 2013, from $7.4 million in the same period of 2012. The increase was due primarily to costs associated with the addition of 51 new branches since September 30, 2012 and other costs associated with being a public company.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $2.7 million, or 35.5%, to $10.2 million in the nine months ended September 30, 2013, from $7.6 million in the same period of 2012. This increase was due primarily to the increase in the average balance of our senior revolving credit facility. The average cost of our senior revolving credit facility decreased by 5 basis points from 4.56% for the nine months ended September 30, 2012, to 4.51% for the nine months ended September 30, 2013. The difference was due primarily to the mix between our LIBOR-based portion of the loan and the prime interest rate portion of the loan. This was offset by an increase due to a rise in our unused line fees.

Consulting and Advisory Fees. The consulting and advisory fees paid to related parties terminated with the closing of the initial public offering.

Income Taxes. Income taxes increased $1.5 million, or 13.2%, to $12.5 million in the nine months ended September 30, 2013, from $11.0 million compared to the same period in 2012. The increase in income taxes was due to an increase in our net income before taxes.

Quarterly Information and Seasonality

Our loan volume and corresponding finance receivables follow seasonal trends. Demand for our loans is typically highest during the third and fourth quarter, largely due to customers borrowing money for back-to-school and holiday spending. With the exception of automobile purchase loans, loan demand has generally been the lowest during the first quarter, largely due to the timing of income tax refunds. During the remainder of the year, we typically experience loan growth from general operations. In addition, we typically generate higher loan volumes in the second half of the year from our direct mail campaigns, which are timed to coincide with seasonal consumer demand. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

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

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of September 30, 2013, these reserve requirements totaled $1.9 million. Additionally, we had a reserve for life insurance claims on our balance sheet of $222,000, as determined by the third party, unrelated ceding company.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $7.5 million, or 18.0%, to $49.3 million in the first nine months of 2013 from $41.8 million in the first nine months of 2012. The increase was primarily due to higher profitability due to growth in the business.

Investing Activities. Investing activities consist of finance receivables originated and purchased, net change in restricted cash, and the purchase of furniture and equipment for new and existing branches. Net cash used in investing activities for the first nine months of 2013 was $101.0 million compared to $109.9 million in the first nine months of 2012, a net decrease of $8.9 million. The decrease is due primarily to the prior year payment for a business combination of $28.4 million.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuance of common stock. During the nine months ended September 30, 2013, net cash provided by financing activities was $56.3 million. During the first nine months of 2012, net cash provided by financing activities was $67.7 million, resulting in a decrease in net cash provided by financing activities of $11.3 million. The decrease in net cash provided by financing activities was primarily the result of a decrease in proceeds from the issuance of common stock, net of repayment of mezzanine debt.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into an amended and restated senior revolving credit facility with a syndicate of banks in January 2012, which was subsequently amended in July 2012, March 2013, and May 2013. The amended and restated senior revolving credit facility provides for up to $500.0 million in availability, with a borrowing base of 85% of eligible finance receivables, and matures in May 2016. The facility has an accordion provision that allows for the expansion of the facility to $600 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one month and six months, with a LIBOR floor of 1.00%, plus an applicable margin based on our leverage ratio. Alternatively, we may pay interest at a rate based on the prime rate plus an applicable margin (which was 2.0% as of September 30, 2013). We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% at certain usage levels. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $347.7 million at September 30, 2013. At September 30, 2013, we were in material compliance with our debt covenants. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk. A year or more in advance of the maturity date of our amended and restated senior revolving credit facility, we intend to extend its maturity date or take other appropriate action to address repayment upon maturity.

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

Other Financing Arrangements. We have a $1.5 million line of credit with a commercial bank to facilitate our cash management program, which is secured by a mortgage on our headquarters. The interest rate is prime plus 0.25%, with a minimum of 5.00%, and interest is payable monthly. The line of credit matures on January 18, 2015. There are no significant restrictive covenants associated with this line of credit. There was no amount outstanding under this line of credit at September 30, 2013.

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

Income Recognition.

Interest income is recognized using the interest method, or constant yield method. Therefore, we recognize revenue from interest at an equal rate over the term of the loan. Unearned finance charges on pre-compute contracts are rebated to customers utilizing the Rule of 78s method. The difference between income recognized under the constant yield method and the Rule of 78s method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is suspended when no payment has been received for 90 days or more on a contractual basis. The accrual of income is not resumed until one or more full contractual monthly payments are received and the account is less than 90 days contractually delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed.

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

Income Taxes.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of September 30, 2013, we had not taken any tax position that exceeds the amount described above.

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

Regional Management Corp. and Subsidiaries

Unaudited Pro Forma Consolidated Statements of Income

For the Nine Months Ended September 30, 2012

($ in thousands, except per share amounts)

	Actual	Pro Forma Adjustments		Pro Forma
Revenue
Interest and fee income	$86,333	$—		$86,333
Insurance income, net	8,157	—		8,157
Other income	4,556	—		4,556

Total revenue	99,046	—		99,046

Expenses
Provision for credit losses	18,918	—		18,918
General and administrative expenses
Personnel	24,831	140	(1)	24,971
Occupancy	6,281	—		6,281
Marketing	1,857	—		1,857
Other	7,386	—		7,386
Consulting and advisory fees	1,451	(1,451	)(2)	—
Interest expense
Senior revolving credit facility and other debt	7,557	(247	)(3)	7,310
Mezzanine debt-related parties	1,030	(1,030	)(4)	—

Total interest expense	8,587	(1,277)		7,310

Total expenses	69,311	(2,588)		66,723

Income before income taxes	29,735	2,588		32,323
Income taxes	11,005	942	(5)	11,947

Net income	$18,730	$1,646		$20,376

Net income per common share:
Basic	$1.64			$1.63

Diluted	$1.60			$1.60

Weighted average shares outstanding:
Basic	11,429,063			12,486,727

Diluted	11,712,565			12,770,229

(1)	Represents additional compensation expense associated with the grant of options upon consummation of the initial public offering.
(2)	Represents a termination fee of $1,125, combined with the $326 we paid our former majority stockholders and sponsors for the three months ended March 31, 2012. The agreements with the former majority stockholders and sponsors terminated with the completion of the initial public offering.
(3)	Reflects reduction in interest expense as a result of payment of $13,229 in aggregate principal amount of our senior revolving credit facility, offset in part by an unused line fee of 0.50%. Also reflects a reduction in the interest rate under our senior revolving credit facility from one month LIBOR (with a LIBOR floor of 1.00%) plus 3.25% to one month LIBOR (with a LIBOR floor of 1.00%) plus 3.00%.
(4)	Reflects reduction in interest expense as a result of the repayment of the $25,814 in aggregate principal amount of our mezzanine debt, which accrued interest at a rate of 15.25% per annum.
(5)	Reflects an increase in income taxes as a result of the increase in income before taxes.

Regional Management Corp. and Subsidiaries

Unaudited Pro Forma Selected Financial Data

For the Three and Nine Months Ended September 30, 2013

($ in thousands, except per share amounts)

	Three Months Ended September 30, 2013
	Actual	Pro Forma Adjustments		Pro Forma
General and administrative expenses	$17,372	$(440	)(1)	$16,932

Income taxes	$4,478	$163	(2)	$4,641

Net income	$7,625	$277		$7,902

Diluted net income per common share	$0.59			$0.61
Diluted weighted average common shares outstanding	12,927,776			12,927,776

Efficiency ratio	39.1%			38.1%

	Nine Months Ended September 30, 2013
	Actual	Pro Forma Adjustments		Pro Forma
General and administrative expenses	$50,963	$(456	)(1)	$50,507

Income taxes	$12,456	$169	(2)	$12,625

Net income	$21,209	$287		$21,496

Diluted net income per common share	$1.65			$1.67
Diluted weighted average common shares outstanding	12,863,441			12,863,441

Efficiency ratio	41.6%			41.3%

(1)	Expenses related to the secondary offering completed in September 2013
(2)	Tax effect of secondary offering expenses

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables at either prevailing market rates or at statutory limits. Subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.3 times per year from cash payments and renewals of loans. Because our automobile purchase loans and retail purchase loans have longer maturities and typically are not refinanced prior to maturity, the rate of turnover of the loan portfolio may change as these loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At September 30, 2013, our outstanding debt under our senior revolving credit facility was $347.7 million and interest on borrowings under this facility was approximately 4.51% for the nine months ended September 30, 2013, including amortization of debt issuance costs, an unused line fee, and adjustments to fair value of the Company’s interest rate cap. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at September 30, 2013, an increase of 100 basis points in the LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $869,000 of increased interest expense on an annual basis.

We have entered into interest rate caps to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. The interest rate caps are based on the three-month LIBOR contract, reimburse us for the difference when three-month LIBOR exceeds six percent, and have a maturity of March 4, 2014. The carrying value of the interest rate caps are adjusted to fair value. For the nine months ended September 30, 2013 and 2012, we recorded an unfavorable fair value adjustment of $566 and $23,000, respectively, as an increase in interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

The Company has updated the following risk factors as a result of the secondary offering, which closed in September 2013, and its entry into that certain On-Line Computer Service Agreement, dated October 25, 2013, by and between DHI Computing Service, Inc. d/b/a GOLDPoint Systems and the Company.

Other than with respect to the risk factors set forth below, there have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (which was filed with the SEC on March 18, 2013), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

As of September 25, 2013, following the closing of a secondary offering of our common stock by Palladium Equity Partners III, L.P. and Parallel 2005 Equity Fund, LP, both existing stockholders of the Company, we are no longer a “controlled company” within the meaning of the New York Stock Exchange rules, and we therefore will no longer be able to rely on exemptions from certain corporate governance requirements.

Pursuant to a shareholders agreement, prior to the closing of the secondary offering, certain of our stockholders controlled a majority of the combined voting power of all classes of our voting stock, and we were therefore a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including (1) the requirement that a majority of the company’s board of directors consist of independent directors, (2) the requirement that the company have a nominating/corporate governance committee that is composed entirely of independent directors, and (3) the requirement that the company have a compensation committee that is composed entirely of independent directors.

Due to the secondary offering, we are no longer a “controlled company” within the meaning of the NYSE corporate governance standards, and therefore, we will be required to comply with certain corporate governance requirements of the NYSE, including those described above, within certain timeframes prescribed by the NYSE. On or before December 24, 2013, we must have at least a majority of independent directors on our compensation committee and corporate governance and nominating committee. On or before September 25, 2014, all members of our compensation committee and corporate governance and nominating committee must be independent, and a majority of our Board must be independent. Until the expiration of the prescribed NYSE deadlines, we will continue to rely on the “controlled company” exemptions available to us. As a result, at this time, we do not have a majority of independent directors and our compensation committee and corporate governance and nominating committee do not consist entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. In addition, if we are unable to comply with the heightened corporate governance requirements prior to the prescribed NYSE deadlines, we may incur penalties or our shares could be delisted.

We rely on information technology products developed, owned, and supported by third parties, including our competitors. Our ability to manage our business and monitor results is highly dependent upon these information technology products. A failure of these systems or of the implementation of new information technology products could disrupt our business.

In the operation of our business, we are highly dependent upon a variety of information technology products, including our loan management system, which allows us to record, document, and manage our loan portfolio. We currently use a loan management software package developed and owned by ParaData Financial Systems (“ParaData”), a wholly owned subsidiary of World Acceptance Corporation, one of our primary competitors. In October 2013, we entered into a ten-year agreement with DHI Computing Service, Inc. d/b/a GOLDPoint Systems (“GOLDPoint”) pursuant to which GOLDPoint will provide us with loan management software and related data processing services. We expect that the full migration from the ParaData software to the GOLDPoint platform will take approximately one year, following which we expect that we will no longer use the ParaData software.

Over the years, we have tailored the ParaData software to meet our specific needs. Prior to the conversion to the GOLDPoint platform, we will continue to depend on the willingness and ability of ParaData to provide customized solutions and support for our evolving products and business model. In the future, ParaData may not be able to modify the loan management software to meet our needs, or it could alter the program without notice to us or cease to adequately support it. ParaData could also decide in the future to refuse to provide support for its software to us on commercially reasonable terms, or at all. If any of these events were to occur, we would be forced to migrate to the GOLDPoint platform more quickly than originally contemplated, which could materially affect our business, results of operations, and financial condition.

Our transition to the GOLDPoint platform will be a lengthy and expensive process that will result in a diversion of resources from other operations. Continued execution of a transition project plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. In addition, divergence from our project plan could impact the timing and/or extent of benefits we expect to achieve from the GOLDPoint system and process efficiencies. Any disruptions, delays, or deficiencies in the design and/or implementation of the GOLDPoint system, or in the performance of our legacy ParaData software, particularly any disruptions, delays, or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business. Further, following the transition, the GOLDPoint platform may not perform in a manner consistent with our current expectations and may be inadequate for our needs. As we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations, and financial condition may be adversely affected if our loan management systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our competitive position, business, results of operations, and financial condition.

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

REGIONAL MANAGEMENT CORP.

Date: November 8, 2013	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1	Section 1350 Certifications	—	—	—	—	X

101+	The following materials from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and September 30, 2012; (iii) the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2012 and the nine months ended September 30, 2013; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012; and (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X

+	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.