Form 10-K
period 2013-12-31
Regional Management Corp.
filed 2014-03-17
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $129,846,025 based upon the closing sale price as reported on the New York Stock Exchange.

As of March 14, 2014, there were 12,652,197 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of the Company’s stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

REGIONAL MANAGEMENT CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2013

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

Overview

Regional Management Corp. (together with its subsidiaries, “Regional,” the “Company,” “we,” “us,” and “our”) was incorporated in South Carolina on March 25, 1987, and converted into a Delaware corporation on August 23, 2011. We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 264 locations with approximately 335,000 active accounts across South Carolina, Texas, North Carolina, Georgia, Tennessee, Alabama, Oklahoma, and New Mexico as of December 31, 2013. Most of our loan products are secured and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced and collected through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Installment Loans – We offer standardized small installment loans ranging from $300 to $2,500, with terms of up to 36 months, which are secured by non-essential household goods. We originate these loans both through our branches, via our consumer website, by customer referrals, and through mailing convenience checks to pre-screened individuals who are able to enter into a loan by depositing these checks. As of December 31, 2013, we had approximately 271,900 small installment loans outstanding representing $289.0 million in finance receivables or an average of approximately $1,100 per loan. In 2013, interest and fee income from small installment loans contributed $98.0 million to our total revenue.

•

Large Installment Loans – We offer large installment loans through our branches ranging from $2,500 to $20,000, with terms of between 18 and 60 months. Our large installment loans are secured by a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle, in addition to non-essential household goods. As of December 31, 2013, we had approximately 12,300 large installment loans outstanding representing $43.3 million in finance receivables or an average of approximately $3,500 per loan. In 2013, interest and fee income from large installment loans contributed $12.5 million to our total revenue.

•

Automobile Purchase Loans – We offer automobile purchase loans of up to $27,500, generally with terms of between 36 and 72 months, which are secured by the purchased vehicle. Our automobile purchase loans are offered through a network of dealers in our geographic footprint. Our automobile purchase loans include both direct loans, which are sourced through a dealership and closed at one of our branches, and indirect loans, which are originated and closed at a dealership in our network without the need for the customer to visit one of our branches. As of December 31, 2013, we had approximately 19,300 automobile purchase loans outstanding representing $181.1 million in finance receivables or an average of approximately $9,300 per loan. In 2013, interest and fee income from automobile purchase loans contributed $36.2 million to our total revenue.

•

Retail Purchase Loans – We offer indirect retail purchase loans of up to $7,500, with terms of between six and 48 months, which are secured by the purchased item. These loans are offered through a network of retailers within and, to a limited extent, outside of our geographic footprint. Since launching this product in November 2009, our portfolio has grown to approximately 31,200 retail purchase loans outstanding representing $31.3 million in finance receivables or an average of approximately $1,000 per loan as of December 31, 2013. In 2013, interest and fee income from retail purchase loans contributed $5.6 million to our total revenue.

•

Insurance Products – We offer our customers optional payment protection insurance relating to many of our loan products. In 2013, insurance income, net, was $11.5 million, or 6.7% of our total revenue.

We report operating segments in accordance with generally accepted accounting principles in the United States of America. We have one reportable segment, which is the consumer finance segment. Our other revenue generating activities, including insurance operations, are performed in the existing branch network in conjunction with or as a complement to the lending operations. For financial information regarding the results of our only reportable segment, the consumer finance segment, for each of the last three fiscal years, refer to Item 6, “Selected Financial Data” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our Industry

We operate in the consumer finance industry serving the large and growing population of non-prime and underbanked consumers who have limited access to credit from banks, thrifts, credit card companies, and other traditional lenders. According to the Federal Deposit Insurance Corporation (“FDIC”), there were approximately 51 million adults living in underbanked households in the United States in 2011. Furthermore, we believe that difficult economic conditions in recent years have resulted in an increase in the number of non-prime consumers in the United States.

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

We believe the large and growing number of potential customers in our target market, combined with the decline in available consumer credit, provides an attractive market opportunity for our diversified product offerings—installment lending, automobile purchase lending, and retail purchase lending.

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

Retail Purchase Lending. The retail industry represents a large consumer market with limited financing options for non-prime consumers. Retailers often do not provide their own financing, but instead partner with large banks and credit card companies who generally limit their lending activities to prime borrowers. As a result, non-prime customers often do not qualify for financing from these traditional lenders. Continued consumer demand, combined with constraints on the availability of credit for non-prime consumers, presents a growth opportunity for retail purchase loans.

Our Business Model and Operations

Integrated Branch Model. Our branch network, with 264 locations across eight states as of December 31, 2013, serves as the foundation of our multiple channel platform and the primary point of contact with our approximately 335,000 active accounts. By integrating underwriting, servicing, and collections at the branch level, our employees are able to maintain a relationship with our customers throughout the life of a loan. For loans originated at a branch, underwriting decisions are typically made by our local branch manager. Our branch managers combine our sound, company-wide underwriting standards and flexibility within our guidelines to consider each customer’s unique circumstances. This tailored branch-level underwriting approach allows us to both reject certain marginal loans that would otherwise be approved solely based on a credit report or automated loan approval system, as well as to selectively extend loans to customers with prior credit challenges who might otherwise be denied credit. In addition, nearly all loans, regardless of origination channel, are serviced and collected through our branches, which allows us to maintain frequent, in-person contact with our customers. We believe this frequent-contact, relationship-driven lending model provides greater insight into potential payment difficulties and allows us to more effectively pursue payment solutions, which improves our overall credit performance. It also provides us with frequent opportunities to assess the borrowing needs of our customers and to offer new loan products as their credit profiles evolve.

Multiple Channel Platform. We offer a diversified range of loan products through our multiple channel platform, which enables us to efficiently reach existing and new customers throughout our markets. We began building our strategically located branch network over 25 years ago and have expanded to 264 branches as of December 31, 2013. Our automobile purchase loans are offered through a network of dealers in our geographic footprint. In recent years, we expanded this channel by offering indirect automobile purchase loans, which are closed at the dealership without the need for the customer to visit a branch. In addition, we have relationships with retailers that offer our retail purchase loans in their stores at the point of sale. We have also further developed and refined our direct mail campaigns, including pre-screened convenience check mailings and mailings of invitations to apply for a loan, which enable us to market our products to hundreds of thousands of customers on a cost-effective basis. Finally, we have developed our consumer website to promote our products and facilitate loan applications. We believe that our multiple channel platform provides us with a competitive advantage by giving us broader access to our existing customers and multiple avenues for attracting new customers, enabling us to grow our finance receivables, revenues, and earnings while maintaining consistent credit performance through our integrated branch model.

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

Demonstrated Organic Growth. We have grown our finance receivables by 153% from $215.7 million at December 31, 2009 to $544.7 million at December 31, 2013. Our growth has come both from expanding our branch network and developing new channels and products.

From 2009 to 2013, we grew our year-end branch count from 117 branches to 264 branches, a compound annual growth rate (“CAGR”) of 22.6%. We opened or acquired 43 net new branches in 2013. We have also grown our existing branch revenues. Historically, our branches have rapidly increased their outstanding finance receivables during the early years of operations and generally have quickly achieved profitability.

We have also grown by adding new channels and products, which are then serviced at the local branch level. We introduced direct automobile purchase loans in 1998, and in recent years, we have expanded our product offerings to include indirect automobile purchase loans. Indirect automobile purchase loans allow customers to obtain a loan at a dealership without visiting one of our branches. We opened two AutoCredit Source branches in each of 2011, 2012, and 2013, which focus solely on originating, underwriting, and servicing indirect automobile purchase loans. Gross loan originations from our convenience check program have grown from $40.6 million in 2009 to $200.0 million in 2013, a CAGR of 49%, as we have increased the volume and sophistication of our convenience check marketing campaigns. We also introduced a consumer website enabling customers to complete a loan application online. Since the launch of our website in late 2008, we have received more than 76,000 applications resulting in loans representing $17.9 million in gross finance receivables.

Consistent Portfolio Performance. Through over 25 years of experience in the consumer finance industry, we have established conservative and sound underwriting and lending practices to carefully manage our credit exposure as we grow our business, develop new products, and enter new markets. We generally do not make loans to customers with less than one year with their current employer and at their current residence, although we also consider numerous other factors in evaluating a potential customer’s creditworthiness, such as unencumbered income and a credit report detailing the applicant’s credit history. Our sound underwriting standards focus on our customers’ ability to affordably make loan payments out of their discretionary income, with the value of pledged collateral serving as a credit enhancement rather than the primary underwriting criterion. Portfolio performance is improved by our regular in-person contact with customers at our branches, which helps us to anticipate repayment problems before they occur, and allows us to proactively work with customers to develop solutions prior to default, using repossession only as a last option. In addition, our centralized management information system enables regular monitoring of branch portfolio metrics. Our state operations vice presidents and district supervisors monitor loan underwriting, delinquencies, and charge-offs of each branch in their respective regions. In addition, the compensation received by our branch managers and assistant managers has a significant performance component and is closely tied to credit quality, among other defined performance targets.

We believe our frequent-contact, relationship-driven lending model, combined with regular monitoring and alignment of employee incentives, improves our overall credit performance. Despite the challenges posed by the sharp economic downturn beginning in 2008, our annual net charge-offs since 2009 remained consistent, ranging from 6.3% to 8.6% of our average finance receivables. In 2013, our net charge-offs as a percentage of average finance receivables were 6.9%. Our credit loss provision as a percentage of total revenue for 2013 was 23%. We believe that our consistent portfolio performance demonstrates the resiliency of our business model throughout economic cycles.

Experienced Management Team. Our executive and senior operations management teams consist of individuals highly experienced in installment lending and other consumer finance services. We believe our executive management team’s experience has allowed us to consistently grow our business while delivering high-quality service to our customers and carefully managing our credit risk. Our executive management team has centralized a number of business procedures, such as marketing and direct mail campaigns, which were formerly conducted at each branch, allowing us to enhance control over our individual branches. Our management team has also strengthened our underwriting procedures and improved the data monitoring that we apply across our business, including for our direct mail campaigns and our branch location analysis. As of December 31, 2013, our state operations vice presidents averaged more than 24 years of industry experience and more than 10 years of service at Regional, while our district supervisors averaged 25 years of industry experience and more than four years of service with Regional.

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

•

Existing Branches – We intend to continue increasing same-store revenues, by further building relationships in the communities in which we operate and capitalizing on opportunities to offer our customers new loan products as their credit profiles evolve. From 2009 to 2013, we opened 153 new branches, and we expect revenues at these branches will continue to grow faster than our overall same-store revenue growth rate as these branches mature.

•

New Branches – We believe there is sufficient demand for consumer finance services to continue our pattern of new branch growth and branch acquisitions in the states where we currently operate, allowing us to capitalize on our existing infrastructure and experience in these markets. We also analyze detailed demographic and market data to identify favorable locations for new branches. Opening new branches allows us to generate both direct lending at the branches, as well as to create new origination opportunities by establishing relationships through the branches with automobile dealerships and retailers in the community.

•

New States – We intend to explore opportunities for growth in several states outside of our existing geographic footprint that enjoy favorable interest rate and regulatory environments, such as Kentucky, Louisiana, Mississippi, Missouri, and Virginia. We do not expect to expand into states with unfavorable interest rate or regulatory environments even if those states are otherwise attractive for our business. In 2011, we opened our first branch in Oklahoma; in 2012, we opened our first branch in New Mexico; and in 2013, we opened our first branch in Georgia.

We also believe that the highly fragmented nature of the consumer finance industry and the evolving competitive, regulatory, and economic environment provide attractive opportunities for growth through branch acquisitions, although we have no present agreement or plan concerning any specific acquisition.

Continue to Expand and Capitalize on Our Diverse Channels and Products. We intend to continue to expand and capitalize on our multiple channel platform and broad array of offerings as follows:

•

Automobile Purchase Loans – We source our automobile purchase loans through a network of dealers in our geographic footprint. We have hired dedicated marketing personnel to develop relationships with these dealers and to expand our automobile financing network. We will also seek to capture a larger percentage of the financing activity of dealers in our existing network by continuing to improve our relationships with dealers and our response time for loan applications. We intend to continue to expand the number of franchise dealer relationships through our AutoCredit Source branches to grow our loan portfolio through increased penetration.

•

Convenience Check Program – We continue to refine our screening criteria and tracking for direct mail campaigns, which we believe has enabled us to improve response rates and credit performance and allowed us to more than triple the annual number of convenience checks that we mailed since 2007. In 2013, we mailed over 3 million convenience checks as well as over 95,000 invitations to apply for loans. We intend to continue to increase our use of convenience checks to grow our loan portfolio by adding new customers and increasing volume at our branches, creating opportunities to offer new loan products to our existing customers. In addition, we mail convenience checks in new markets shortly before opening new branches, which we believe helps our new branches more quickly develop a customer base and build finance receivables. Other than with respect to the State of Georgia, the use of convenience checks is not subject to substantial regulation in the states in which we currently operate but is subject to regulation in other jurisdictions. We are not aware of any pending legislation in any of the states in which we operate that would affect our use of convenience checks.

•

Retail Purchase Loans – Our retail purchase loans are offered through a network of retailers in our geographic footprint. We intend to continue to grow our network of retailers by having our dedicated marketing personnel continue to solicit new retailers, obtain referrals through relationships with our existing retail partners, and to a lesser extent, reach retailers through trade shows and industry associations. We believe that the retail purchase lending markets are currently substantially underpenetrated, particularly with respect to non-prime customers, due to the limited number of lenders providing financing to these customers and the recent curtailment of credit provided by prime financing sources.

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

Continue to Focus on Sound Underwriting and Credit Control. We intend to continue to leverage our core competencies in sound underwriting and credit management developed through over 25 years of lending experience as we seek to profitably grow our share of the consumer finance market. Our philosophy is to emphasize sound underwriting standards focused on a customer’s ability to affordably make loan payments, to work with customers experiencing payment difficulties, and to use repossession only as a last option. For example, we permit customers to defer payments or refinance delinquent loans under limited circumstances, although we generally do not offer customers experiencing payment difficulties the opportunity to modify their loans to reduce the amount of principal or interest that they owe. A deferral extends the due date of the loan by one month and allows the customer to maintain his or her credit rating in good standing.

In addition to deferrals, we also allow customers to refinance loans. While we typically only allow customers to refinance if their loan is current, we allow customers to refinance delinquent loans on a limited basis if those customers otherwise satisfy our credit standards (other than with respect to the delinquency). We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers to resolve temporary financial setbacks and to repair or sustain their credit. During 2013, we refinanced only $5.3 million of loans that were 60 days or more past due, representing approximately 0.6% of our total loan volume for fiscal 2013. As of December 31, 2013, the outstanding gross balance of such refinancings was only $3.6 million, or less than 0.6% of gross finance receivables as of such date.

In accordance with this philosophy, we intend to continue to refine our underwriting standards to assess an individual’s creditworthiness and ability to repay a loan. In recent years, we have implemented several new programs to continue to improve our underwriting standards and loan collection rates, including our branch “scorecard” program that systematically monitors a range of operating, credit quality, and performance metrics. Our management information system enables us to regularly review loan volumes, collections, and delinquencies. We believe this central oversight, combined with our branch-level servicing and collections, improves credit performance. We plan to continue to develop strategies to further improve our sound underwriting standards and loan collection rates as we expand.

Our Products

Small Installment Loans. We offer small installment loans ranging from $300 to $2,500 through our branches as well as through our convenience check program. Our small installment loans are standardized by amount, rate, and maturity to reduce documentation and related processing costs and to conform with federal and state lending laws. They are payable in fixed rate, fully amortizing equal monthly installments with terms of up to 36 months, and are repayable at any time without penalty. In 2013, the average originated net loan size and term for our small installment loans were $1,153 and 14 months, respectively. Our small installment loans include loans originated through our convenience check campaigns, which had an average originated net loan size and term of $1,233 and 15 months for 2013. The weighted average yield we earned on our portfolio of small installment loans was 44.0% in 2013. The interest rates, fees and other charges, maximum principal amounts, and maturities for our small installment loans vary from state to state, depending upon relevant laws and regulations.

Our small installment loans, other than those originated through our direct mail campaigns, are made to customers who visit one of our branches and complete a standardized credit application. Customers may also complete and submit a small installment loan application by phone or on our consumer website before completing the loan in one of our branches. We carefully evaluate each potential customer’s creditworthiness by examining the individual’s unencumbered income, length of current employment, duration of residence, and a credit report detailing the applicant’s credit history.

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

We also source small installment loans through our convenience check mailing campaigns to pre-screened individuals. These campaigns are often timed to coincide with seasonal demand for loans to finance vacations, back-to-school needs, and holiday spending. We also launch convenience check campaigns in conjunction with opening new branches to help build an initial customer base. Customers can cash or deposit convenience checks at their convenience, thereby agreeing to the terms of the loan as prominently set forth on the check and accompanying disclosures. Each individual we solicit for a convenience check loan has been pre-screened through a major credit bureau to meet our thorough underwriting criteria. In addition to screening each potential convenience check recipient’s credit score and bankruptcy history, we also use a proprietary model that assesses 27 different attributes of potential recipients. When a customer enters into a loan by cashing or depositing the convenience check, our personnel gather additional contact and other information on the borrower to assist us in servicing the loan and offering other products to meet the customer’s financing needs.

The following table sets forth the composition of our finance receivables for small installment loans by state at December 31 of each year from 2009 through 2013:

	AT DECEMBER 31,
	2009	2010	2011	2012	2013
South Carolina	47%	43%	40%	31%	26%
Texas	27%	29%	29%	31%	29%
North Carolina	21%	20%	21%	21%	16%
Tennessee	4%	5%	6%	7%	8%
Alabama	1%	3%	4%	9%	14%
Oklahoma	—	—	—	1%	5%
New Mexico	—	—	—	—	2%
Georgia	—	—	—	—	—

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of small installment loans, finance receivables, and average per loan for our small installment loans by state at December 31, 2013:

	TOTAL NUMBER OF LOANS	FINANCE RECEIVABLES	AVERAGE PER LOAN
		(In thousands)
South Carolina	70,133	$74,105	$1,057
Texas	85,923	83,955	977
North Carolina	40,546	47,385	1,169
Tennessee	22,294	23,573	1,057
Alabama	36,467	40,683	1,116
Oklahoma	11,388	13,824	1,214
New Mexico	3,882	4,503	1,160
Georgia	1,259	951	755

Total	271,892	$288,979	$1,063

Large Installment Loans. We also offer large installment loans through our branches in amounts ranging from $2,500 to $20,000. Our large installment loans are payable in fixed rate, fully amortizing equal monthly installments with terms of 18 to 60 months, and are repayable at any time without penalty. We require our large installment loans to be secured by a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle, as well as certain non-essential household goods. In 2013, our average originated net loan size and term for large installment loans were $3,982 and 28 months, respectively. The weighted average yield we earned on our portfolio of large installment loans was 27.6% for 2013.

A potential customer applies for a large installment loan by visiting one of our branches, where he or she is interviewed by one of our employees who evaluates the customer’s creditworthiness, including a review of a credit bureau report, before extending a loan. As with our small installment loans, large installment loans are made based on the customer’s unencumbered income, length of current employment, duration of residence, and prior credit experience and credit report history. Loan amounts are established based on underwriting standards designed to allow customers to affordably make their loan payments out of their discretionary income. Our branches perform the same immediate verifications that we perform for small installment loans in order to approve large installment loan applications promptly.

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

We perfect all first-lien security interests in each pledged vehicle by retaining the title to the collateral in our files until the loan is fully repaid. In certain states, we offer large installment loans secured by second-lien security interests on vehicles, in which case we instead seek to perfect our security interest by recording our lien on the title. We work with customers experiencing payment difficulties to help them find a solution and view repossession only as a last option. In the event we do elect to repossess a vehicle, we use third-party vendors in the vast majority of circumstances. We then sell our repossessed vehicle inventory through public sales conducted by independent automobile auction organizations or, to a lesser extent, private sales after the required post-repossession waiting period. Any excess proceeds from the sale of the collateral are returned to the customer.

The following table sets forth the composition of our finance receivables for large installment loans by state at December 31 of each year from 2009 through 2013:

	AT DECEMBER 31,
	2009	2010	2011	2012	2013
South Carolina	62%	57%	49%	30%	28%
Texas	11%	9%	9%	6%	4%
North Carolina	24%	26%	27%	22%	28%
Tennessee	2%	4%	8%	7%	9%
Alabama	1%	4%	7%	35%	30%
Oklahoma	—	—	—	—	1%
New Mexico	—	—	—	—	—
Georgia	—	—	—	—	—

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of large installment loans, finance receivables, and average per loan for our large installment loans by state at December 31, 2013:

	TOTAL NUMBER OF LOANS	FINANCE RECEIVABLES	AVERAGE PER LOAN
		(In thousands)
South Carolina	3,005	$11,879	$3,953
Texas	578	1,879	3,250
North Carolina	3,998	12,011	3,004
Tennessee	962	3,925	4,080
Alabama	3,669	13,060	3,560
Oklahoma	124	529	4,263
New Mexico	8	28	3,523
Georgia	—	—	—

Total	12,344	$43,311	$3,509

Automobile Purchase Loans. Our automobile purchase loans are offered through a network of dealers in our geographic footprint. These loans are offered in amounts up to $27,500 and are secured by the financed vehicle. They are payable in fixed rate, fully amortizing equal monthly installments with terms generally of 36 to 72 months, and are repayable at any time without penalty. In 2013, our average originated net loan size and term for automobile purchase loans were $12,409 and 54 months, respectively. The weighted average yield we earned on our portfolio of automobile purchase loans was 20.3% for 2013.

Direct Automobile Purchase Loans. We have business relationships with dealerships throughout our geographic footprint that offer our loans to their customers in need of financing. These dealers will contact one of our local branches to initiate a loan application when they have identified a customer that meets our written underwriting standards. Applications for direct automobile purchase loans may also be received through one of the online credit application networks in which we participate, such as DealerTrack and RouteOne. We will review the application and requested loan terms and propose modifications, if necessary, before providing initial approval and inviting the dealer and the customer to come to a local branch to close the loan. Our branch employees interview the customer to verify information in the dealer’s credit application, obtain a credit bureau report on the customer, and inspect the vehicle to confirm that the customer’s order accurately describes the vehicle before closing the loan. Our branch employees will perform the same in-person appraisal of the pledged vehicle that they would perform for a vehicle securing a large installment loan.

Indirect Automobile Purchase Loans. Since late 2010, we have also offered indirect automobile purchase loans, which allow customers and dealers to complete a loan at the dealership without the need to visit one of our branches. We typically offer indirect loans through larger franchise dealers within our geographic footprint. These larger franchise dealers collect credit applications from their customers and either forward the applications to us specifically or, more commonly, submit the applications to numerous potential lenders through online credit application networks, such as DealerTrack and RouteOne. In early 2011, we introduced AutoCredit Source branches in the Dallas-Ft. Worth, Texas and Charlotte, North Carolina metropolitan areas, which focus solely on originating, underwriting, and servicing indirect automobile purchase loans. We opened two additional AutoCredit Source branches in Texas in January 2012, and in January 2013, we opened AutoCredit Source branches in the Atlanta, Georgia and Austin, Texas metropolitan areas. In our other markets, indirect automobile purchase loan applications are processed by our centralized underwriting department. Once the loan is approved, the dealer closes the loan on a standardized retail installment sales contract at the point of sale. Subsequently, we purchase the loan and then service and collect on it locally either through an AutoCredit Source branch or our nearest branch.

Automobile purchase loans are made to individuals based on the customer’s unencumbered income, length of current employment, duration of residence, prior credit experience and credit report history, and the loan-to-value ratio. Loan amounts are established based on underwriting standards designed to allow customers to affordably make their loan payments out of their discretionary income. We perfect our collateral by recording our lien and retaining the vehicle’s title. Our underwriting standards, however, are primarily based on the creditworthiness of the borrower, and we view repossession only as a last option.

The following table sets forth the composition of our finance receivables for automobile purchase loans by state at December 31 of each year from 2009 through 2013:

	AT DECEMBER 31,
	2009	2010	2011	2012	2013
South Carolina	61%	64%	55%	48%	42%
Texas	5%	5%	13%	19%	22%
North Carolina	32%	27%	26%	26%	26%
Tennessee	2%	3%	4%	3%	3%
Alabama	—	1%	2%	4%	5%
Oklahoma	—	—	—	—	1%
New Mexico	—	—	—	—	—
Georgia	—	—	—	—	1%

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of automobile purchase loans, finance receivables, and average per loan for our automobile purchase loans by state at December 31, 2013:

	TOTAL NUMBER OF LOANS	FINANCE RECEIVABLES	AVERAGE PER LOAN
		(In thousands)
South Carolina	9,279	$76,922	$8,290
Texas	3,128	40,093	12,817
North Carolina	5,046	46,269	9,169
Tennessee	616	5,446	8,841
Alabama	922	8,421	9,133
Oklahoma	145	1,316	9,075
New Mexico	1	2	2,273
Georgia	182	2,657	14,598

Total	19,319	$181,126	$9,376

Retail Purchase Loans. We began offering loans to finance the purchase of furniture and appliances in late 2009 and have since continued to expand our retail purchase lending business. Our retail purchase loans are indirect installment loans structured as retail installment sales contracts that are offered in amounts of up to $7,500. They are payable in fixed rate, fully amortizing equal monthly installments with terms of between six and 48 months, and are repayable at any time without penalty. In 2013, our average originated net loan size and term for retail purchase loans were $1,379 and 21 months, respectively. The weighted average yield we earned on our portfolio of retail purchase loans was 18.1% for 2013.

Our retail purchase loans provide financing for customers who may not qualify for prime financing from traditional lenders. We believe that the retail purchase lending markets are underserved by sources of non-prime financing. As compared to other limited sources of non-prime financing, our retail purchase loans often offer more attractive interest rates and terms to customers.

Our retail purchase loans are indirect loans made through a retailer at the point of sale without the need for the customer to visit one of our branches, similar to our indirect automobile purchase loans. We partner with retailers who offer our retail purchase loans directly to their customers. In recent years, in an effort to expand our relationship with existing retailer partners, we began offering retail purchase loans in states outside of our eight-state brick-and-mortar footprint that are then collected centrally from our headquarters in Greenville, South Carolina. By providing a source of non-prime financing, we are often able to help our retail partners complete sales to customers who otherwise may not have been able to finance their purchase.

Our retail partners typically submit applications to us online or via facsimile while the customer waits. If a customer is not accepted by a retailer’s prime financing provider, we will evaluate the customer’s credit based on the same application data, without the need for the customer to complete an additional application. Underwriting for our retail purchase loans is conducted through a centralized underwriting team, RMC Retail.

We individually evaluate the creditworthiness of potential retail purchase loan customers using the same information and resources used for our other loan products, including a credit bureau report, before providing a credit decision to the retailer within ten minutes. If we approve the loan, the retailer completes our standardized retail installment sales contract, which includes a security interest in the purchased item. Loan amounts are established based on underwriting standards designed to allow customers to affordably make their loan payments out of their discretionary income. The collections of nearly all such loans are performed within our branches, with only out-of-footprint retail purchase loans being collected centrally from our headquarters in Greenville, South Carolina. We work with customers experiencing payment difficulties to help them find a solution and view repossession of the collateral only as a last option.

The following table sets forth the total number of retail purchase loans, the finance receivables, and average per loan for our retail purchase loans by state at December 31, 2013:

	TOTAL NUMBER OF LOANS	FINANCE RECEIVABLES	AVERAGE PER LOAN
		(In thousands)
South Carolina	1,717	$1,905	$1,109
Texas	19,444	19,332	994
North Carolina	4,670	4,691	1,005
Tennessee	1,305	1,150	881
Alabama	1,582	1,574	995
Oklahoma	705	844	1,197
New Mexico	237	244	1,030
Georgia	—	—	—
Other States	1,544	1,528	990

Total	31,204	$31,268	$1,002

Optional Credit Insurance Products. We offer our customers a number of different optional insurance products in connection with our loans. The insurance products we offer customers are voluntary and not a condition of the loan. Our insurance products, including the types of products offered and their terms and conditions, vary from state to state in compliance with applicable laws and regulations. We do not sell insurance to non-borrowers. In 2013, insurance income, net, was $11.5 million, or 6.7% of our total revenue.

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

Collateral Protection Collision Insurance. Before we originate an automobile purchase loan or large installment loan, we require the borrower to provide proof of acceptable liability and collision insurance on the vehicle securing the loan. While we do not offer automobile insurance to our customers, we will obtain collateral protection collision insurance (“CPI”) on behalf of customers who permit their other insurance coverage to lapse. If we obtain CPI for a vehicle, the customer has the opportunity to provide proof of insurance to cancel the CPI and receive a refund of all unearned premiums.

Property Insurance. We also require that our customers provide proof of acceptable insurance for any personal property securing a loan. Customers can provide proof of such insurance purchased from a third party (such as homeowners or renters insurance) or can purchase the property insurance that we offer.

Our Branches

Our branches are generally conveniently located in visible, high traffic locations, such as shopping centers. We do not need to keep large amounts of cash at our branches because we disburse loan proceeds over $200 by check, rather than by cash payment. As a result, our branches have an open, welcoming, and hospitable layout without the need for secure booths separating our customers from our employees.

The following table sets forth the number of branches as of the dates indicated:

	AT DECEMBER 31,
	2009	2010	2011	2012	2013
South Carolina	58	61	69	69	70
Texas	31	35	44	56	67
North Carolina	18	19	24	26	29
Tennessee	6	10	18	20	21
Alabama	4	9	14	42	49
Oklahoma	—	—	1	6	21
New Mexico	—	—	—	2	4
Georgia	—	—	—	—	3

Total	117	134	170	221	264

During the period presented in the table above, we grew net branches by 147 branches. In 2013, we opened or acquired 43 new branches, including our first branches in Georgia. In evaluating whether to locate a branch in a particular community, we examine several factors, including the demographic profile of the community, demonstrated demand for consumer finance, the regulatory and political climate, and the availability of suitable employees to staff, manage, and supervise the new branch. We also look for a concentration of automobile dealers and retailers in order to build our sales finance business.

The following table sets forth the average finance receivables per branch based on maturity, excluding acquired branches and AutoCredit Source branches:

AGE OF BRANCH (AS OF DECEMBER 31, 2013)	AVERAGE FINANCE RECEIVABLES PER BRANCH AS OF DECEMBER 31, 2013	PERCENTAGE INCREASE FROM NEWER CATEGORY	NUMBER OF BRANCHES
	(In thousands)
Branches open less than one year	$1,106	—	44
Branches open one to three years	$1,537	39.0%	59
Branches open three to five years	$1,710	11.2%	23
Branches open five years or more	$2,566	50.1%	111

The average contribution to operating income from our branches has historically increased as our branches mature. The following table sets forth the average operating income contribution per branch for the twelve months ended December 31, 2013, based on maturity of the branch, excluding acquired branches and AutoCredit Source branches.

AGE OF BRANCH (AS OF DECEMBER 31, 2013)	AVERAGE BRANCH OPERATING INCOME CONTRIBUTION	PERCENTAGE INCREASE FROM NEWER CATEGORY	NUMBER OF BRANCHES
Branches open less than one year	$72	—	44
Branches open one to three years	$195	171.8%	59
Branches open three to five years	$284	45.9%	23
Branches open five years or more	$523	84.0%	111

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

Branch employees also promptly contact customers following the first missed payment due date and thereafter remain in close contact with such customers, including through phone calls and letters. Our branch employees also contact a delinquent customer at his or her home or place of employment and contact other references listed on the customer’s loan application. We use third-party skip tracing services to locate delinquent customers in the event that our branch employees are unable to do so. In certain cases, we seek a legal judgment against delinquent customers.

We obtain security interests for most of our loans, and we perfect the security interests in vehicles securing large installment loans and automobile purchase loans. Our district supervisors and internal audit teams regularly review collateral documentation to confirm compliance with our guidelines. We perfect all first-lien security interests in each pledged vehicle by retaining the title to the collateral in our files until the loan is fully repaid. In certain states, we offer large installment loans secured by second-lien security interests on vehicles, in which case we instead seek to perfect our security interest by recording our lien on the title. We only initiate repossession efforts when an account is seriously delinquent, we have exhausted other means of collection, and in the opinion of management, the customer is unlikely to make further payments. Since 2010, we have sold substantially all repossessed vehicles through public sales conducted by independent automobile auction organizations, after the required post-repossession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

In certain cases, we permit our existing customers to refinance their loans. Our refinancings of existing loans are divided into three categories: refinancings of loans in an amount greater than the original loan amount, renewals of existing loans at or below the original loan amount, and renewals of existing loans that are 60 or more days past due, which represented 17.9%, 31.2%, and 0.6%, respectively, of our loan originations in 2013.

Any refinancing of a loan in an amount greater than the original amount generally requires an underwriting review to determine a customer’s qualification for the increased loan amount. Furthermore, we obtain a new credit report and may complete a new application on renewals of existing loans if they have not completed one within the prior two years.

While we typically only allow customers to refinance if their loan is current, we allow customers to refinance delinquent loans on a limited basis if those customers otherwise satisfy our credit standards (other than with respect to the delinquency). We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers to resolve temporary financial setbacks and to repair or sustain their credit. During 2013, we refinanced only $5.3 million of loans that were 60 or more days past due, and as of December 31, 2013, the outstanding balance of such refinancings was only $3.6 million, or less than 0.6% of gross finance receivables as of such date.

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

Information Technology

Since 1999, we have used a data processing software package developed and owned by ParaData Financial Systems and have invested in customizing the ParaData software to improve the management of our specific processes and product types. The ParaData software is also used by many of our competitors. With this software package, we are able to fully automate all of our loan account processing and servicing. The system provides thorough management information and control capabilities, including monitoring of all loans made, collections, delinquencies, and other functions. While we believe that the ParaData loan management system is adequate for our current business needs, we determined in 2013 to migrate to a competing loan management and data processing software platform offered by DHI Computing Service, Inc. d/b/a GOLDPoint Systems. We anticipate that the transition to the GOLDPoint Systems platform will be complete in 2014. With the GOLDPoint Systems platform, we expect enhanced functionality and efficiency in the processing and servicing of our diverse product portfolio and growing loan account base.

Competition

The consumer finance industry is highly fragmented, with numerous competitors. The competition we face for each of our loan products is distinct.

Small and Large Installment Loans. The small and large installment loan industry is highly fragmented in the eight states in which we operated as of December 31, 2013. Our largest installment loan competitor in most of the markets in which we operate is World Acceptance Corp., an installment finance lender with approximately 1,250 branches, approximately half of which are located in states that we serve. Additionally, we compete with Security Finance Corporation for small installment loans as well as for automobile purchase loans. We believe that Security Finance Corporation has in excess of 1,100 branches nationwide. We also compete with a handful of private competitors with between 100 to 250 branches in certain of the states in which we operate. We believe that the majority of our competitors are independent operators with generally less than 100 branches. We believe that competition between installment consumer loan companies occurs primarily on the basis of price, breadth of loan product offerings, flexibility of loan terms offered, and the quality of customer service provided. While underbanked customers may also use alternative financial services providers, such as title lenders, payday lenders, and pawn shops, their products offer different terms and typically carry substantially higher interest rates than our installment loans. Accordingly, we believe alternative financial services providers are not an attractive alternative for customers who meet our underwriting standards, which are generally stricter than the underwriting standards of alternative financial services providers. Our small and large installment loans also compete to a lesser extent with online or peer-to-peer lenders and issuers of non-prime credit cards.

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

Retail Purchase Loans. In the retail purchase loan industry, there are currently only a small number of lenders dedicated to non-prime retail purchase loans. To the extent customers require retail purchase financing but do not qualify for a retailer’s prime sources of financing, the main alternatives are rent-to-own financing providers and credit card companies. Our retail purchase loans are typically made at competitive rates, and competition is largely on the same basis as automobile purchase loans. Point-of-sale financing decisions must be made rapidly while the customer is on the sales floor. We endeavor to provide responses to customers in less than ten minutes, and we staff RMC Retail, our centralized retail purchase loan underwriting team, with multiple shifts seven days per week during peak retail shopping hours to ensure rapid response times.

Seasonality

Our loan volume and corresponding finance receivables follow seasonal trends. Demand for our loans is typically highest during the fourth quarter, largely due to holiday spending. Loan demand has generally been the lowest during the first quarter, largely due to decreases in demand as a result of the timing of income tax refunds. During the remainder of the year, our loan volume typically grows from customer loan activity. In addition, we typically generate higher loan volumes in the second half of the year from our convenience check campaigns, which are timed to coincide with seasonal consumer demand. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

Employees

As of December 31, 2013, we had 1,117 employees, none of whom were represented by labor unions. We consider our relations with our personnel to be good. We experience a high level of turnover among our entry-level employees, which we believe is typical of the consumer finance industry.

Staff and Training. Local branches are generally staffed with three to four employees. The branch manager oversees operations of the branch and is responsible for approving loan applications. Each branch has one or two assistant managers who contact delinquent customers, review loan applications, and prepare operational reports. Each branch also has a customer service representative who takes loan applications, processes loan applications, processes payments, and assists in the preparation of operational reports, collection efforts, and marketing activities. Larger volume branches may employ additional assistant managers and customer service representatives. New employees train on a detailed operating manual that outlines our operating policies and procedures during the first year of employment. In addition, each branch provides weekly in-branch training sessions and periodic training sessions outside the branch. Our training of assistant managers focuses upon developing the skills necessary to allow for the future promotion of the assistant managers to branch managers.

Monitoring and Supervision. We have extensive oversight structures and procedures in place to ensure compliance with our operational standards and policies and the applicable regulatory requirements in each state. All of our loans, other than indirect automobile and retail purchase loans, are prepared using our loan management software, which is programmed to compute fees, interest rates, and other loan terms in compliance with our underwriting standards and applicable regulations. We work with our regulatory counsel to develop standardized forms and agreements for each state, ensuring consistency and compliance.

Our loan operations are organized by geography. As of March 2014, we have two state vice presidents to oversee Texas; one state vice president to oversee North Carolina and a portion of South Carolina; one state vice president to oversee South Carolina and Georgia; one state vice president to oversee New Mexico and Oklahoma; and one state vice president to oversee Alabama and Tennessee. Several levels of management monitor and supervise the operations of each of our branches. Branch managers are directly responsible for the performance of their respective branches. District supervisors are responsible for the performance of between 8 and 13 branches in their districts, communicating with the branch managers of each of their branches at least weekly, and visiting the branches at least monthly. Our state vice presidents monitor the performance of all of our branches, primarily through communications with district supervisors. These state vice presidents communicate with the district supervisors of each of their districts at least weekly and visit each of their branches at least annually, or more often as necessary. Our information technology platform enables us to regularly monitor our portfolio, which we believe improves our credit performance.

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

In 2009, we introduced a “scorecard” program to systematically monitor a range of operating metrics at each branch. Our scorecard system currently tracks 15 different dimensions of operations, including the performance and compliance of each branch on a series of underwriting metrics. Our headquarters staff provides central oversight by reconciling on a daily basis all account payments, cash balances, and bank deposits for each of our branches. Senior management receives daily delinquency, loan volume, charge-off, and other statistical reports consolidated by state and has access to these daily reports for each branch. On at least a quarterly basis, district supervisors audit the operations of each branch in their geographic area and submit standardized reports detailing their findings to senior management. State vice presidents meet with the executive management team once per quarter to review branch scorecard results as well as to discuss other operational and financial performance results against our targets and historical standards. Remedial plans are put in place to correct any underperformance.

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

State Lending Regulation. In general, state statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees and insurance premiums that may be charged for both direct and indirect lending. Specific allowable charges vary by state. Statutes in Texas allow for indexing the maximum small loan amounts to the Consumer Price Index and set maximum rates for automobile purchase loans based on the age of the vehicle. Except in the states of North Carolina and New Mexico, our direct loan products are pre-computed loans in which the finance charge is determined at the time of the loan origination and is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, and other charges permitted by the relevant state laws. Direct loans in North Carolina and New Mexico are structured as simple interest loans as prescribed by state law.

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

We and our operations are regulated by several state agencies, including the Consumer Finance Division of the South Carolina State Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the North Carolina Office of the Commissioner of Banks, the Texas Office of the Consumer Credit Commissioner, the Tennessee Department of Financial Institutions, the Alabama State Banking Department, the Oklahoma Department of Consumer Credit, the New Mexico Regulation and Licensing Department, Financial Institutions Division, and the Georgia Industrial Loan Division of the Office of Insurance and Safety Fire Commissioner. These state regulatory agencies audit our branches from time to time, and each state agency performs an annual compliance audit of our operations in that state.

Insurance Regulation. Charges for credit insurance and similar payment protection products are made at authorized statutory rates and are stated separately in our disclosure to customers, as required by the federal Truth in Lending Act and by various applicable state laws.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). At the federal level, Congress enacted comprehensive financial regulatory reform legislation on July 21, 2010. A significant focus of the new law, known as the Dodd-Frank Act, is heightened consumer protection. The Dodd-Frank Act established a new body, called the Consumer Financial Protection Bureau (the “CFPB”), which has regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of non-depository lenders and promulgate rules that can affect the practices and activities of lenders.

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

The Dodd-Frank Act also gives the CFPB the authority to examine and regulate large nondepository financial companies and gives the CFPB authority over anyone deemed by rule to be a “larger participant of a market for other consumer financial products or services.” The CFPB contemplates regulating the installment lending industry as part of the “consumer credit and related activities” market. However, this so-called “larger participant rule” will not impose substantive consumer protection requirements, but rather will provide to the CFPB the authority to supervise larger participants in certain markets, including by requiring reports and conducting examinations to ensure, among other things, that they are complying with existing federal consumer financial law. While the CFPB has defined a “larger participant” standard for certain markets, such as the “debt collection” and “consumer reporting” markets, it has not yet acted to define “larger participant” in the “consumer credit and related activities” market. The rule will likely cover only the largest installment lenders. We do not yet know whether the definition of larger participant will cover us.

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

We have experienced substantial growth in recent years, opening or acquiring 36 branches in 2011, a net 51 in 2012, and 43 in 2013, and we intend to continue our growth strategy in the future. As we increase the number of branches we operate, we will be required to find new, or relocate existing, employees to operate our branches and allocate resources to train and supervise those employees. The success of a branch depends significantly on the manager overseeing its operations and on our ability to enforce our underwriting standards and implement controls over branch operations. Recruiting suitable managers for new branches can be challenging, particularly in remote areas and areas where we face significant competition. Furthermore, the annual turnover in 2013 among our branch managers was approximately 21%, and turnover rates of managers in our new branches may be similar or higher. Increasing the number of branches that we operate may divide the attention of our senior management or strain our ability to adapt our infrastructure and systems to accommodate our growth. If we are unable to promote, relocate, or recruit suitable managers and oversee their activities effectively, our delinquency and charge-off rates may increase and our overall results of operations may be adversely impacted.

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

The consumer finance industry is highly competitive, and the barriers to entry for new competitors are relatively low in the markets in which we operate. We compete for customers, locations, and other important aspects of our business with many other local, regional, national, and international financial institutions, many of which have greater financial resources than we do.

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

Our automobile purchase loan operations compete with numerous financial services providers, including non-prime auto lenders, dealers that provide financing, captive finance companies owned by automobile manufacturers, banks, and to a limited extent, credit unions. Our retail purchase loan operations compete with store and third-party credit cards, prime lending sources, rent-to-own finance providers, and other competitors. Although the retail purchase loan market includes few competitors serving non-prime borrowers, there are numerous competitors offering non-prime automobile purchase loans. For automobile purchase loans and retail purchase loans, we compete primarily on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the speed of approval, and the quality of customer service provided.

If we fail to compete successfully, we could face lower sales and may decide or be compelled to materially alter our lending terms to our customers, which could result in decreased profitability.

A substantial majority of our revenue is generated by our branches in South Carolina, Texas, and North Carolina.

Our branches in South Carolina accounted for 37.0% of our revenue in 2013. In addition, our branches in Texas and North Carolina accounted for 23.3% and 14.8%, respectively, of our revenue in 2013. Furthermore, all of our operations are in five Southeastern and three Southwestern states. As a result, we are highly susceptible to adverse economic conditions in those areas. The unemployment rates in some states in our footprint are among the highest in the country. High unemployment rates may reduce the number of qualified borrowers to whom we will extend loans, which would result in reduced loan originations. Adverse economic conditions may increase delinquencies and charge-offs and decrease our overall loan portfolio quality. If any of the adverse regulatory or legislative events described in this “Risk Factors” section were to occur in South Carolina, Texas, or North Carolina, it could materially adversely affect our business, results of operations, and financial condition. For example, if interest rates in South Carolina, which are currently not capped, were to be capped, our business, results of operations, and financial condition would be materially and adversely affected.

Our business could suffer if we are unsuccessful in making, continuing, and growing relationships with automobile dealers and retailers.

Our automobile purchase loans and retail purchase loans are reliant on our relationships with automobile dealers and retailers. In particular, our automobile purchase loan operations depend in large part upon our ability to establish and maintain relationships with reputable dealers who direct customers to our branches or originate loans at the point of sale, which we subsequently purchase. Although we have relationships with certain automobile dealers, none of our relationships are exclusive, some of them are newly established, and they may be terminated at any time. As a result of the recent economic downturn and contraction of credit to both dealers and their customers, there has been an increase in dealership closures and our existing dealer base has experienced decreased sales and loan volume in the past and may experience decreased sales and loan volume in the future, which may have an adverse effect on our business, results of operations, and financial condition.

Our retail purchase loan business model is based on our ability to enter into agreements with individual retailers to provide financing to customers in their stores. Although our relationships with independent licensees of a major U.S. furniture retailer are currently a significant source of our retail purchase loans, we do not have a relationship with the retailer itself or its manufacturing affiliate and instead depend on non-exclusive relationships with individual licensees of the retailer, each of which may be terminated at any time. If a competitor were to offer better service or more attractive loan products to our retailer partners, it is possible that our retail partners would terminate their relationships with us. If we are unable to continue to grow our existing relationships and develop new relationships, our results of operations, financial condition, and ability to continue to expand could be adversely affected.

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, results of operations, and financial condition.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. In the past, we have lost employees and candidates to competitors who have been willing to pay higher compensation than we pay. Our ability to continue to expand our operations depends on our ability to attract, train, and retain a large and growing number of qualified employees. The turnover among all of our branch employees was approximately 37% in 2011, 38% in 2012, and 38% in 2013. This turnover increases our cost of operations and makes it more difficult to operate our branches. Our customer service representative and assistant manager roles have historically experienced high turnover. We may not be able to retain and cultivate personnel at these ranks for future promotion to branch manager. If our employee turnover rates increase above historical levels or if unanticipated problems arise from our high employee turnover and we are unable to readily replace such employees, our business, results of operations, financial condition, and ability to continue to expand could be adversely affected.

We are subject to government regulations concerning our hourly and our other employees, including minimum wage, overtime, and health care laws.

We are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime, and working conditions and immigration status. Legislated increases in the federal minimum wage and increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Unionizing and collective bargaining efforts have received increased attention nationwide in recent periods. Should our employees become represented by unions, we would be obligated to bargain with those unions with respect to wages, hours, and other terms and conditions of employment, which is likely to increase our labor costs. Moreover, as part of the process of union organizing and collective bargaining, strikes and other work stoppages may occur, which would cause disruption to our business. Similarly, many employers nationally in similar retail environments have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, with such actions sometimes brought as class actions, and these actions can result in material liabilities and expenses. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, break, and working time, it may distract our management from business matters and result in increased labor costs. In addition, we currently sponsor employer-subsidized premiums for major medical programs for eligible salaried personnel and minimum essential coverage programs for eligible hourly employees who elect health care coverage through our insurance programs. As a result of regulatory changes, we may not be able to continue to offer health care coverage to our employees on affordable terms or at all. If we are unable to locate, attract, train, or retain qualified personnel, or if our costs of labor increase significantly, our business, results of operations, and financial condition may be adversely affected.

Our convenience check direct mail strategy exposes us to certain risks.

A significant portion of our growth in our small installment loans has been achieved through our direct mail campaigns, which involve mailing to pre-screened recipients “convenience checks,” which customers can sign and cash or deposit, thereby agreeing to the terms of the loan, which are disclosed on the front and back of the check and in the accompanying disclosures. We use convenience checks to seed new branch openings and attract new customers and those with higher credit in our geographic footprint. In 2013, loans initiated through convenience checks represented 22.1% of the value of our originated loans. We expect that convenience checks will represent a greater percentage of our small installment loans in the future. There are several risks associated with the use of convenience checks, including the following:

•

it is more difficult to maintain sound underwriting standards with convenience check customers, and these customers have historically presented a higher risk of default than customers that originate loans in our branches, as we do not meet a convenience check customer prior to soliciting them and extending a loan to them, and we may not be able to verify certain elements of their financial condition, including their current employment status or life circumstances;

•

we rely on a software-based model and credit information from a third-party credit bureau that is more limited than a full credit report to pre-screen potential convenience check recipients, which may not be as effective or may be inaccurate or outdated;

•	we face limitations on the number of potential borrowers who meet our lending criteria within proximity to our branches;

•	we may not be able to continue to access the demographic and credit file information that we use to generate our mailing lists due to expanded regulatory or privacy restrictions;

•	convenience checks pose a greater risk of fraud;

•

we depend on one bank to issue and clear our convenience checks and any failure by that bank to properly process the convenience checks could limit the ability of a recipient to cash the check and enter into a loan with us;

•

we sell clearly disclosed optional credit insurance products as part of our convenience check mailing campaigns; however, customers may subsequently claim that they did not receive sufficient explanation or notice of the insurance products that they purchased;

•	customers may opt out of direct mail solicitations and solicitations based on their credit file or may otherwise prohibit us from soliciting them; and

•	postal rates and piece printing rates may continue to rise.

Our expected increase in the use of convenience checks will further increase our exposure to, and the magnitude of, these risks.

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

We may attempt to pursue acquisitions or strategic alliances which may be unsuccessful.

We may attempt to achieve our business objectives through acquisitions and strategic alliances. We compete with other companies for these opportunities, including companies with greater financial resources, and we cannot be certain that we will be able to effect acquisitions or strategic alliances on commercially reasonable terms, or at all. Furthermore, most acquisitions that we have pursued previously have been significantly smaller than us. We do not have extensive experience with integrating larger acquisitions. In pursuing these transactions, we may experience, among other things:

•	overvaluing potential targets;

•	difficulties in integrating any acquired companies, branches, or products into our existing business, including integration of account data into our information systems;

•	inability to realize the benefits we anticipate in a timely fashion, or at all;

•	attrition of key personnel from acquired businesses;

•	unexpected losses due to the acquisition of loan portfolios with loans originated using less stringent underwriting criteria;

•	significant costs, charges, or writedowns; or

•	unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development and expansion of our existing operations.

We are exposed to credit risk in our lending activities.

Our ability to collect on loans depends on the willingness and repayment ability of our borrowers. Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. Further, a substantial majority of our borrowers are non-prime borrowers, who are more likely to be affected, and more severely affected, by adverse macroeconomic conditions such as those that have persisted over the past several years. We generally consider customers with a Beacon score, a measure of credit provided by Equifax, below 645 to be non-prime borrowers, although we also consider factors other than Beacon scores in evaluating a potential customer’s credit, such as length of employment and duration of current residence. There is no industry standard definition of non-prime and, consequently, other lenders may use different criteria to identify non-prime customers. We cannot be certain that our credit administration personnel, policies, and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio.

We may be limited in our ability to collect on our loan portfolio, and the security interests securing a significant portion of our loan portfolio are not perfected, which may increase our credit losses.

Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased credit losses, decreased revenues, and decreased earnings. State and federal laws and regulations restrict our collection efforts. Most of our loan portfolio is secured, but a significant portion of such security interests have not been and will not be perfected. The amounts that we are able to recover from the repossession and sale of collateral typically does not cover the outstanding loan balance and costs of recovery. In cases where we repossess a vehicle securing a loan, we generally sell our repossessed automobile inventory through public sales conducted by independent automobile auction organizations after the required post-repossession waiting period. There is approximately a 30-day period between the time we repossess a vehicle or other property and the time it is sold at auction. In certain instances, we may sell repossessed collateral other than vehicles through our branches after the required post-repossession waiting period and appropriate receipt of valid bids. The proceeds we receive from such sales depend upon various factors, including the supply of, and demand for, used vehicles and other property at the time of sale. During periods of economic slowdown or recession, such as have existed in the United States for much of the past several years, there may be less demand for used vehicles and other property.

Further, a significant portion of our loan portfolio is not secured by perfected security interests, including small installment loans and retail purchase loans. The lack of perfected security interests is one of several factors that may make it more difficult for us to collect on our loan portfolio. During 2013, net charge-offs as a percentage of average finance receivables on our small installment loans, which are typically secured by unperfected interests in personal property, were 8.4%, while net charge-offs as a percentage of average finance receivables for our large installment loans and automobile purchase loans, which are typically secured by perfected interests in an automobile or other vehicle, for the same periods were 5.1% and 5.4%, respectively. Additionally, for those of our loans which are unsecured, borrowers may choose to repay obligations under other indebtedness before repaying loans to us because such borrowers have no collateral at risk. Lastly, given the relatively small size of our loans, the costs of collecting loans may be high relative to the amount of the loan. As a result, many collection practices that are legally available, such as litigation, may be financially impracticable. These factors may increase our credit losses, which would have a material adverse effect on our results of operations and financial condition.

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

Controls and procedures are particularly important for consumer finance companies. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

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

Employee misconduct could harm us by subjecting us to significant legal liability, regulatory scrutiny, and reputational harm.

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage—or be accused of engaging—in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities. Our risk management policies, procedures, and techniques, may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future.

If our estimates of reserves for credit losses are not adequate to absorb actual losses, our provision for credit losses would increase, which would adversely affect our results of operations.

We maintain an allowance for credit losses for all loans we make. To estimate the appropriate level of credit loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding, historical loan charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our reserves for credit losses is based in large part on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate, housing foreclosures, and general economic uncertainty may affect our credit loss reserves, our provision may be inadequate. During fiscal 2013, our provision for credit losses was $39.2 million, and we had net charge-offs of $32.7 million related to losses on our loans. As of December 31, 2013, our finance receivables were $544.7 million. Maintaining the adequacy of our allowance for credit losses may require that we make significant and unanticipated increases in our provisions for credit losses, which would materially affect our results of operations. Our credit loss reserves, however, are estimates, and if actual credit losses are materially greater than our credit loss reserves, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses.

Our use of derivatives exposes us to credit and market risk.

From time to time, we may use derivatives to manage our exposure to interest rate risk. By using derivative instruments, we are exposed to credit and market risk.

Interest rates on automobile purchase and retail purchase loans are determined at competitive market interest rates, and we may fail to adequately set interest rates, which may adversely affect our business.

In recent years, we have expanded our automobile purchase loan business and our retail purchase loan business, and we plan to continue to expand those businesses in the future. Unlike installment loans, which in certain states are typically made at or near the maximum interest rates permitted by law, automobile purchase loans and retail purchase loans are often made at competitive market interest rates, which are governed by laws for installment sales contracts. We have limited experience in determining interest rates in these markets. If we fail to set interest rates at a level that adequately reflects the credit risks of our customers, or if we set interest rates at a level too low to sustain our profitability, our business, results of operations, and financial condition could be adversely affected.

Failure of third-party service providers upon which we rely could adversely affect our business.

We rely on certain third-party service providers. In particular, we currently rely on two key vendors to print and mail our convenience checks for our direct mail marketing campaigns. Our reliance on third parties such as these can expose us to risks. For example, an error by our former convenience check vendor during 2010 resulted in checks being misdirected, requiring us in some cases to notify state regulators and to refund certain interest and fee amounts, and exposing us to increased credit risk. If any of our third-party service providers, including our convenience check vendors, are unable to provide their services timely and effectively, or at all, it could have a material adverse effect on our business, financial condition, and results of operations and cash flows.

We depend to a substantial extent on borrowings under our senior revolving credit facility to fund our liquidity needs.

We have a senior revolving credit facility committed through May 2016 that allows us to borrow up to $500.0 million, assuming we are in compliance with a number of covenants and conditions. As of December 31, 2013, the amount outstanding under our senior revolving credit facility was $362.8 million and we had $137.2 million of unused capacity on the credit facility, subject to the borrowing base of 85% of eligible finance receivables. During fiscal 2013, the maximum amount of borrowings outstanding under the facility at one time was $363.3 million. We use our senior revolving credit facility as a source of liquidity, including for working capital and to fund the loans we make to our customers. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional debt or equity in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us on favorable terms or at all. In addition, we cannot be certain that we will be able to replace the amended and restated senior revolving credit facility when it matures on favorable terms or at all. If any of these events occur, our business, results of operations, and financial condition could be adversely affected.

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

Over the past several years, the global economy has experienced a significant recession, as well as a severe, ongoing disruption in the credit markets and a material and adverse effect on the jobs market and individual borrowers. While the United States economy may technically have come out of the recession, the recovery is fragile and may not be sustainable for any specific period of time, and could slip into an even more significant recession. Our financial performance generally, and in particular the ability of our borrowers to make payments on outstanding loans, is highly dependent upon the business and economic environments in the markets where we operate and in the United States as a whole.

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

Economic conditions remain historically weak, and there can be no assurance that they will improve in the near term. Should such conditions worsen or continue to remain weak, they may adversely affect the credit quality of our loans. In the event of increased default by borrowers under the loans, our business, results of operations, and financial condition could be adversely affected.

We are subject to interest rate risk resulting from general economic conditions and policies of various governmental and regulatory agencies.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our senior revolving credit facility or any other floating interest rate obligations we may incur, which would increase our operating costs and decrease our operating margins. Interest payable on our senior revolving credit facility is variable, based on LIBOR with a LIBOR floor of 1.00%, and could increase in the future. Furthermore, market conditions or regulatory restrictions on interest rates we charge may prevent us from passing any increases in interest rates along to our customers.

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

The credit agreement governing our senior revolving credit facility contains a number of covenants that could adversely affect our business and the flexibility to respond to changing business and economic conditions or opportunities. Among other things, these covenants limit our ability to:

•	incur or guarantee additional indebtedness;

•	purchase large loan portfolios in bulk;

•	pay dividends or make distributions on our capital stock or make certain other restricted payments;

•	sell assets, including our loan portfolio or the capital stock of our subsidiaries;

•	enter into transactions with our affiliates;

•	create or incur liens; and

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

In addition, the credit agreement imposes certain obligations on us relating to our underwriting standards, recordkeeping and servicing of our loans, and our loss reserves and charge-off policies. It also requires us to maintain certain financial ratios, including an interest coverage ratio and a borrowing base ratio (calculated as the ratio of our unsubordinated debt to the sum of our adjusted tangible net worth and our subordinated debt). If we were to breach any covenants or obligations under the credit agreement and such breaches were to result in an event of default, our lenders could cause all amounts outstanding to become due and payable, subject to applicable grace periods. This could trigger cross-defaults under any future debt instruments and materially and adversely affect our financial condition and ability to continue operating our business as a going concern. As of December 31, 2013, we were in compliance with the covenants under our senior revolving credit facility.

The departure, transition, or replacement of key personnel could significantly impact the results of our operations. If we cannot continue to hire and retain high quality employees, our business and financial results may be negatively affected.

Our future success significantly depends on the continued service and performance of our key management personnel. Competition for these employees is intense. Our operating results could be adversely affected by higher employee turnover or increased salary and benefit costs. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, operational, finance, and administrative personnel. We have built our business on a set of core values, and we attempt to hire employees who are committed to these values. We want to hire and retain employees who will fit our culture of providing exceptional service to our customers. In order to compete and to continue to grow, we must attract, retain, and motivate employees, including those in executive, senior management, and operational positions. As our employees gain experience and develop their knowledge and skills, they become highly desired by other businesses. Therefore, to retain our employees, we must provide a satisfying work environment and competitive compensation and benefits. If our costs to retain our skilled employees increase, then our business and financial results may be negatively affected.

Our continued growth is also dependent, in part, on the skills, experience, and efforts of our senior management, including but not limited to, Thomas F. Fortin, our Chief Executive Officer, and C. Glynn Quattlebaum, our President and Chief Operating Officer, who is 67 years old and is nearing the age of retirement. We may not be successful in retaining the members of our senior management team or our other key employees. While we have entered into employment agreements with Mr. Fortin and Mr. Quattlebaum, the loss of the services of Mr. Fortin, Mr. Quattlebaum, or any member of our senior management or key team members, including state vice presidents, or the inability to attract additional qualified personnel as needed, could have an adverse effect on our business, financial condition, and results of operations. We also depend on our district supervisors to supervise, train, and motivate our branch employees. These supervisors have significant experience with our company and would be difficult to replace. If we lose a district supervisor to a competitor, we could also be at risk of losing other employees and customers. In addition, the process of identifying management successors creates uncertainty and could become a distraction to our senior management and our Board of Directors, and we may not be successful in attracting qualified candidates to replace key positions when necessary. The identification and recruitment of candidates to fill senior management positions, when necessary, and the resulting transition process may be disruptive to our business and operations.

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

Over the years, we have tailored the ParaData software to meet our specific needs. Prior to the conversion to the GOLDPoint platform, we will continue to depend on the willingness and ability of ParaData to provide customized solutions and support for our evolving products and business model. In the future, ParaData may not be willing or able to modify the loan management software to meet our needs, or it could alter the program without notice to us or cease to adequately support it. ParaData could also decide in the future to refuse to provide support for its software to us on commercially reasonable terms, or at all. If any of these events were to occur, we would be forced to migrate to the GOLDPoint platform more quickly than originally contemplated, which could materially affect our business, results of operations, and financial condition.

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

Security breaches in our branches or failures in our information systems could adversely affect our financial condition and results of operations.

Nearly all of our account payments occur at our branches, either in person or by mail, and frequently consist of cash payments, which we deposit at local banks throughout the day. This business practice exposes us daily to the potential for employee theft of funds or, alternatively, to theft and burglary due to the cash we maintain in the branch. Despite controls and procedures to prevent such losses, we have in the past sustained losses due to employee fraud and theft. In addition, our employees “field call” delinquent accounts by visiting the home or workplace of a delinquent borrower. Such visits may subject our employees to a variety of dangers, including violence, vehicle accidents, and other perils. We are also susceptible to break-ins at our branches, where money and/or customer records could be taken. A breach in the security of our branches or in the safety of our employees could result in employee injury, loss of funds or records, and adverse publicity, and could result in a loss of customer business or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We rely heavily on communications and information systems to conduct our business. Each branch is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis, and report revenues and expenses to our headquarters. Any failure, interruption, or breach in security of these systems, including any failure of our back-up systems, hardware failures, or an inability to access data maintained offsite, could result in failures or disruptions in our customer relationship management, general ledger, loan, and other systems and could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Furthermore, we may not be able to detect immediately any such breach, which may increase the losses that we would suffer. In addition, our existing insurance policies would not reimburse us for all of the damages that we might incur as a result of a breach.

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

Our headquarters buildings are located in Greenville, South Carolina. Our information systems and administrative and management processes are primarily provided to our branches from this centralized location, and our separate data management facility is located in the same city. These processes could be disrupted if a catastrophic event, such as a tornado, power outage, or act of terror, affected Greenville. Any such catastrophic event or other unexpected disruption of our headquarters or data management facility could have a material adverse effect on our business, results of operations, and financial condition.

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

Changes to statutes, regulations, or regulatory policies, including the interpretation, implementation, and enforcement of statutes, regulations, or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products that we may offer and increasing the ability of competitors to offer competing financial services and products. Compliance with these regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. Because these laws and regulations are complex and often subject to interpretation, or because of a result of unintended errors, we may, from time to time, inadvertently violate these laws, regulations, and policies, as each is interpreted by our regulators. If we do not successfully comply with laws, regulations, or policies, our compliance costs could increase, our operations could be limited, and we may suffer damage to our reputation. If more restrictive laws, rules, and regulations are enacted or more restrictive judicial and administrative interpretations of those laws are issued, compliance with the laws could become more expensive or difficult. Furthermore, changes in these laws and regulations could require changes in the way we conduct our business, and we cannot predict the impact such changes would have on our profitability.

Our primary regulators are the state regulators for the states in which we operate: South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, New Mexico, and Georgia. We operate each of our branches under licenses granted to us by these state regulators. State regulators may enter our branches and conduct audits of our records and practices at any time, with or without notice. If we fail to observe, or are not able to comply with, applicable legal requirements, we may be forced to discontinue certain product offerings, which could adversely impact our business, results of operations, and financial condition. In addition, violation of these laws and regulations could result in fines and other civil and/or criminal penalties, including the suspension or revocation of our branch licenses, rendering us unable to operate in one or more locations. All the states in which we operate have laws governing the interest rate and fees that we can charge and required disclosure statements, among other restrictions. Violation of these laws could involve penalties requiring the forfeiture of principal and/or interest and fees that we have charged. Depending on the nature and scope of a violation, fines and other penalties for noncompliance of applicable requirements could be significant and could have a material adverse effect on our business, results of operation, and financial condition.

Licenses to open new branches are granted in the discretion of state regulators. Accordingly, licenses may be denied unexpectedly or for reasons outside our control. This could hinder our ability to implement our business plans in a timely manner or at all.

As we enter new markets and develop new products, we may become subject to additional state and federal regulations. For example, although we intend to expand into new states, we may encounter unexpected regulatory or other difficulties in these new states or markets, which may prevent us from growing in new states or markets. Similarly, while we intend to grow our retail purchase and indirect automobile purchase loan operations, we may encounter unexpected regulatory or other difficulties. As a result, we may not be able to successfully execute our strategies to grow our revenue and earnings.

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

Any changes in such laws and regulations, or the implementation, interpretation, or enforcement of such laws and regulations, could force us to modify, suspend, or cease part or, in the worst case, all of our existing operations. It is also possible that the scope of federal regulations could change or expand in such a way as to preempt what has traditionally been state law regulation of our business activities. The enactment of one or more of such regulatory changes could materially and adversely affect our business, results of operations, and prospects.

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

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations, such as local zoning regulations. Local zoning boards and other local governing bodies have been increasingly restricting the permitted locations of consumer finance companies. Any future actions taken to require special use permits for, or impose other restrictions on, our ability to provide products could adversely affect our ability to expand our operations or force us to attempt to relocate existing branches. If we were forced to relocate any of our branches, in addition to the costs associated with the relocation, we may be required to hire new employees in the new areas, which may adversely impact the operations of those branches. Relocation of an existing branch may also hinder our collection abilities, as our business model relies on the location of our branches being close to where our customers live in order to successfully collect on outstanding loans.

Changes in laws or regulations may have a material adverse effect on all aspects of our business in a particular state and on our overall business, results of operations, and financial condition.

The Dodd-Frank Act authorizes the newly created Consumer Financial Protection Bureau to adopt rules that could potentially have a serious impact on our ability to offer short-term consumer loans and have a material adverse effect on our operations and financial performance.

Title X of the Dodd-Frank Act establishes the CFPB, which became operational on July 21, 2011. Under the Dodd-Frank Act, the CFPB has regulatory, supervisory, and enforcement powers over providers of consumer financial products that we offer, including explicit supervisory authority to examine and require registration of installment lenders such as ourselves. Included in the powers afforded to the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” or “abusive,” and hence unlawful. Specifically, the CFPB has the authority to declare an act or practice abusive if it, among other things, materially interferes with the ability of a consumer to understand a term or condition of a consumer financial product or service or takes unreasonable advantage of a lack of understanding on the part of the consumer of the product or service. Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as installment loans, should be a regulatory priority, and it is possible that at some time in the future, the CFPB could propose and adopt rules making such lending or other products that we may offer materially less profitable or impractical. Further, the CFPB may target specific features of loans or loan practices, such as refinancings, by rulemaking that could cause us to cease offering certain products or engaging in certain practices. It is possible that the CFPB will adopt rules that specifically restrict refinancings of existing loans. Our refinancings of existing loans are divided into three categories: refinancings of loans in an amount greater than the original loan amount, renewals of existing loans at or below the original loan amount, and renewals of existing loans that are 60 or more days past due, which represented 17.9%, 31.2%, and 0.6%, respectively, of our loan originations in 2013. Any such rules could have a material adverse effect on our business, results of operation, and financial condition. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance. The Dodd-Frank Act also gives the CFPB the authority to examine and regulate entities it classifies as a “larger participant of a market for other consumer financial products or services.” The rule will likely cover only the largest installment lenders. We do not yet know whether the definition of larger participant will cover us.

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

In January 2012, President Obama appointed Richard Cordray as director of the CFPB, and in July 2013, he was confirmed by the United States Senate. On January 5, 2012, the CFPB launched a federal supervision program for nonbanks that offer or provide consumer financial products or services. Under the CFPB’s nonbank supervision program, the CFPB will conduct individual examinations and may also require reports from businesses to determine what businesses require greater focus by the CFPB. The frequency and scope of any such examinations will depend on the CFPB’s analysis of risks posed to consumers based on factors such as a particular nonbank’s volume of business, types of products or services, and the extent of state oversight. In conducting an investigation, the CFPB may issue a civil investigative demand (a “CID”) requiring a target company to prepare and submit, among other items, documents, written reports, answers to interrogatories, and deposition testimony. If the CFPB issues a CID to us or otherwise commences an investigation of our company, the required response could result in substantial costs and a diversion of our management’s attention and resources. In addition, the market price of our common stock could decline as a result of the initiation of a CFPB investigation of our company or even the perception that such an investigation could occur, even in the absence of any finding by the CFPB that we have violated any state or federal law.

Rising health care costs and continuing uncertainties concerning the effect of implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 and similar laws may have a material adverse effect on our business and financial performance.

Despite our efforts to control costs while still providing competitive health care benefits to our employees, significant increases in health care costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective. In March 2010, the federal Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 became law. While we have performed an analysis regarding the anticipated impact of these laws on our cost structure, we may be unable to accurately predict the impact of this federal health care legislation on our health care benefit costs due to continued uncertainty with respect to implementation of such legislation. Significant increases in costs due either to the PPACA or general health care cost increases are likely and could adversely impact our operating results, as there is no assurance that we will be able to absorb, pass through, and/or offset the costs of such legislation.

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

In the past several years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We have no current plans to pay cash dividends on our common stock for the foreseeable future.

We intend to retain future earnings, if any, for future operation, expansion, and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior revolving credit facility. As a result, investors may need to rely on sales of their common stock after price appreciation, which may not occur, as the only way to realize future gains on their investment.

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, or otherwise.

We have approximately 987.3 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 950,000 shares for issuance under the Regional Management Corp. 2011 Stock Incentive Plan (the “2011 Stock Plan”), and we have 498,128 shares available for issuance under the 2011 Stock Plan, as of March 7, 2014. Any common stock that we issue, including under our 2011 Stock Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements (including the omission of a compensation discussion and analysis), and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result of these exemptions, our stockholders may not have access to certain information that they may deem important.

We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to a shareholders agreement, prior to the closing of the secondary offering, certain of our stockholders controlled a majority of the combined voting power of all classes of our voting stock, and we were therefore a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including (1) the requirement that a majority of the company’s board of directors consist of independent directors, (2) the requirement that the company have a nominating/corporate governance committee that is composed entirely of independent directors, and (3) the requirement that the company have a compensation committee that is composed entirely of independent directors.

Due to the secondary offering, we are no longer a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards, and therefore, we will be required to comply with certain corporate governance requirements of the New York Stock Exchange, including those described above, within certain timeframes prescribed by the New York Stock Exchange. On or before September 25, 2014, all members of our compensation committee and corporate governance and nominating committee must be independent, and a majority of our Board of Directors must be independent. Until the expiration of the prescribed New York Stock Exchange deadlines, we will continue to rely on the “controlled company” exemptions available to us. As a result, at this time, we do not have a majority of independent directors and our compensation committee and corporate governance and nominating committee do not consist entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange. In addition, if we are unable to comply with the heightened corporate governance requirements prior to the prescribed New York Stock Exchange deadlines, we may incur penalties or our shares could be delisted.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by our affiliates.

Certain of our stockholders, directors, and their affiliates are in the business of providing buyout capital and growth capital to developing companies and may acquire interests in businesses that directly or indirectly compete with certain portions of our business. Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us, on the one hand, and certain of our stockholders, on the other hand. As set forth in our amended and restated certificate of incorporation, neither such stockholders, nor any director, officer, stockholder, member, manager, or employee of such stockholders, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Therefore, a director or officer of our company who also serves as a director, officer, member, manager, or employee of such stockholders may pursue certain acquisition opportunities that may be complementary to our business and, as a result, such acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by such stockholders to themselves or their other affiliates instead of to us.

The requirements of being a public company may strain our resources and distract our management.

As a public company, we are subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we will need to commit significant resources, hire additional staff, and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational, and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal, and administrative personnel, increased auditing and legal fees, and similar expenses.

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

•	prohibit stockholder action by written consent, which will require all stockholder actions to be taken at a meeting of our stockholders;

•

provide that the Board of Directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 80% or more of all of the outstanding shares of our capital stock entitled to vote; and

•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Our home office buildings are located in Greenville, South Carolina. Of the approximately 14,500 total square feet comprising our home office buildings, we own approximately 8,500 square feet and we lease approximately 6,000 square feet. Our $1,500,000 line of credit is secured by a mortgage on the portion of this property that we own. Each of our 272 branches, as of March 7, 2014, is leased under fixed term lease agreements. As of March 7, 2014, our branches are located throughout South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, New Mexico, and Georgia, and the average branch size is 1,488 square feet.

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

We are involved in various legal proceedings and related actions that have arisen in the ordinary course of our business that have not been fully adjudicated. Our management does not believe that these matters, when ultimately concluded and determined, will have a material effect on our financial condition, liquidity, or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “RM” since March 28, 2012. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low intra-day sale prices of our common stock on the NYSE. The last reported sale price of our common stock on the NYSE on March 7, 2014, was $30.38 per share.

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$20.88	$15.54
Second Quarter	25.99	19.23
Third Quarter	32.74	24.58
Fourth Quarter	34.83	29.38
Fiscal Year Ended December 31, 2012
First Quarter (from March 28, 2012)	$17.72	$16.18
Second Quarter	17.94	12.84
Third Quarter	18.15	14.80
Fourth Quarter	18.27	14.70

Holders

As of March 14, 2014, there were seven registered holders of our common stock. As of February 28, 2014, there were approximately 4,344 beneficial holders of our common stock.

Dividend Policy

We did not pay any dividends in fiscal 2013 or fiscal 2012. We have no current plans to pay any dividends on our common stock for the foreseeable future and instead currently intend to retain earnings, if any, for future operations and expansion and debt repayment.

The declaration, amount, and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our amended and restated senior revolving credit facility includes a restricted payment covenant, which restricts our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2013.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation	461,407	(1)	5.4623	447,790	(1)
Plans Approved by Security Holders	404,531	(2)	16.67	498,128	(2)
Equity Compensation	—		—	—
Plans Not Approved by Security Holders
Total:	865,938		10.70	945,918

(1)	Regional Management Corp. 2007 Management Incentive Plan, as amended. We no longer intend to grant awards under the Regional Management Corp. 2007 Management Incentive Plan.
(2)	Regional Management Corp. 2011 Stock Incentive Plan, as amended. At March 7, 2014, 498,128 shares remain available for issuance under the Regional Management Corp. 2011 Stock Incentive Plan, which allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, unrestricted shares, restricted shares, restricted stock units, and awards that are valued in whole or in part by reference to, or otherwise based on the fair market value of shares, including performance-based awards.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended (the “Securities Act”).

The following graph shows a comparison from March 28, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2013, of the cumulative total return for our common stock, the NYSE Composite Index, and the NYSE Financial Sector Index. The graph assumes that $100 was invested at the market close on March 28, 2012, in the common stock of the Company, the NYSE Composite Index, and the NYSE Financial Sector Index, and data for the NYSE Composite Index and the NYSE Financial Sector Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated historical financial data set forth below for the years ended December 31, 2009, 2010, 2011, 2012, and 2013 are derived from audited consolidated financial statements. We derived the selected historical consolidated statement of income data for each of the years ended December 31, 2011, 2012, and 2013 and the selected historical consolidated balance sheet data as of December 31, 2012 and 2013 from our audited consolidated financial statements, which appear in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have derived the selected historical consolidated statement of income data for each of the years ended December 31, 2009 and 2010 and the selected historical consolidated balance sheet data as of December 31, 2009, 2010 and 2011 from our audited financial statements, which do not appear elsewhere in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2013	2012(1)	2011(1)	2010(1)	2009
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenue
Interest and fee income	$152,343	$119,025	$91,513	$74,218	$63,590
Insurance income, net, and other income	18,286	16,672	13,824	12,297	9,224

Total revenue	170,629	135,697	105,337	86,515	72,814
Expenses
Provision for credit losses	39,192	27,765	17,854	16,568	19,405
General and administrative expenses	71,039	55,558	40,835	33,881	29,052
Consulting and advisory fees(2)	—	1,451	975	1,233	1,263
Interest expense
Senior and other debt	14,144	10,580	8,306	5,720	4,914
Mezzanine debt(2)	—	1,030	4,037	4,342	3,835

Total interest expense	14,144	11,610	12,343	10,062	8,749

Total expenses	124,375	96,384	72,007	61,744	58,469

Income before income taxes	46,254	39,313	33,330	24,771	14,345
Income taxes	17,460	14,561	12,290	8,873	4,472

Net income	$28,794	$24,752	$21,040	$15,898	$9,873

Earnings per Share Data:
Basic earnings per share	$2.29	$2.12	$2.25	$1.70	$1.06
Diluted earnings per share	$2.23	$2.07	$2.19	$1.64	$1.03
Weighted average shares used in computing basic earnings per share	12,572,298	11,694,924	9,336,727	9,336,727	9,336,727
Weighted average shares used in computing diluted earnings per share	12,893,693	11,980,748	9,620,967	9,669,618	9,590,564
Consolidated Balance Sheet Data (at period end):
Finance receivables(3)	$544,684	$439,474	$307,373	$247,728	$215,667
Allowance for credit losses	(30,089)	(23,616)	(19,300)	(18,000)	(18,441)

Net finance receivables(4)	$514,595	$415,858	$288,073	$229,728	$197,226
Total assets	533,888	434,517	303,988	241,048	214,447
Total liabilities	372,715	305,313	239,859	198,150	187,807
Temporary equity(5)	—	—	12,000	12,000	12,000
Total stockholders’ equity	161,173	129,204	52,129	30,898	14,640

(1)	The selected financial data has been revised from the amounts previously reported to correct immaterial errors. The effect of the revision is detailed in Note 2 of the Notes to our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)	On March 21, 2007, Palladium Equity Partners III, L.P. and Parallel 2005 Equity Fund, LP (which we sometimes refer to herein as our “sponsors”) acquired the majority of our outstanding common stock. In connection with the acquisition transaction, we issued $25.0 million of mezzanine debt at an interest rate of 18.375%, plus related fees, which we refinanced in 2007 and again in 2010 with Palladium Equity Partners III, L.P. and certain of our individual owners. Additionally, we paid the sponsors annual advisory fees of $675,000, in the aggregate and paid certain individual owners annual consulting fees of $450,000 in the aggregate, in each case, plus certain expenses. Following the closing of our initial public offering on April 2, 2012, we repaid the mezzanine debt in full with proceeds from the initial public offering and we terminated the consulting and advisory agreements following the payment of certain termination fees.
(3)	Finance receivables equal the total amount due from the customer, net of unearned finance charges and insurance premiums and commissions.
(4)	Net finance receivables equal the total amount due from the customer, net of unearned finance charges, insurance premiums and commissions, and allowance for credit losses.
(5)	That certain Shareholders Agreement, among us and certain of our stockholders, dated March 21, 2007, as amended on March 12, 2012, provided that the individual owners had the right to put their stock back to us if an initial public offering did not occur by May 21, 2012. We valued the put option at the original purchase price of $12.0 million. The put option terminated upon the consummation of our initial public offering.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 264 locations in the states of South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, New Mexico, and Georgia as of December 31, 2013. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Installment Loans – As of December 31, 2013, we had approximately 271,900 small installment loans outstanding, representing $289.0 million in finance receivables.

•	Large Installment Loans – As of December 31, 2013, we had approximately 12,300 large installment loans outstanding, representing $43.3 million in finance receivables.

•	Automobile Purchase Loans – As of December 31, 2013, we had approximately 19,300 automobile purchase loans outstanding, representing $181.1 million in finance receivables.

•	Retail Purchase Loans – As of December 31, 2013, we had approximately 31,200 retail purchase loans outstanding, representing $31.3 million in finance receivables.

•	Insurance Products – We offer our customers optional payment protection insurance options relating to many of our loan products.

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

Revision to Financial Statements. During 2013, the Company completed the implementation of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002. In connection with that work and as reported in November 2013, the Company discovered that its accounting for state franchise taxes was incorrect. Further, as the Company completed the close of its year-end accounting, it identified other errors related to interest income, insurance premiums, compensated absences, and income taxes. Collectively, the errors result in an overstatement of net income for the years ended December 31, 2010 through December 31, 2012. The Company considered both the quantitative and qualitative factors within the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on this evaluation, the Company concluded that the errors were immaterial to the previously issued financial statements and those financial statements can continue to be relied upon. Therefore, the Company has made immaterial corrections to its previously filed financial statements included in this Annual Report on Form 10-K filing to reflect the corrections in the proper period. Future filings that include prior periods will be revised, as needed, when filed.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees from our loan products is largely driven by the amount of loans that we originate. We originated or purchased approximately 172,900, 120,900, and 67,300 new loan accounts during 2013, 2012, and 2011, respectively. Average finance receivables grew 22.1% from $216.5 million in 2010 to $264.5 million in 2011, grew 36.5% to $361.1 million in 2012, and grew 32.2% to $477.4 million in 2013. We source our loans through our branches and our direct mail program, as well as through automobile dealerships and retailers that partner with us. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened or acquired 43, 51, and 36 new branches in 2013, 2012, and 2011, respectively. We believe we have the opportunity to add as many as 800 additional branches over time in the states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

Product Mix. We offer a number of different loan products, including small installment loans, large installment loans, automobile purchase loans, and retail purchase loans. We charge different interest rates and fees and are exposed to different credit risks with respect to the various types of loans we offer. For example, in recent years, we have sought to increase our product diversification by growing our automobile purchase and retail purchase loans, which have lower interest rates and fees than our small installment loans but have historically had lower charge-off rates. Our product mix also varies to some extent by state, and we expect to continue to diversify our product mix in the future.

Asset Quality. Our results of operations are highly dependent upon the quality of our asset portfolio. We recorded a $39.2 million provision for credit losses during 2013 (or 8.2% as a percentage of average finance receivables), a $27.8 million provision for credit losses during 2012 (or 7.7% as a percentage of average finance receivables), and a $17.9 million provision for credit losses during 2011 (or 6.8% as a percentage of average finance receivables). The quality of our asset portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent portfolio oversight, and respond to changing economic conditions as we grow our loan portfolio.

Allowance for Credit Losses. We evaluate losses in each of our four categories of loans in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013			As of December 31, 2012
	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
	(Dollars in thousands)
Small installment loans	$288,979	$15,370	5.3%	$188,562	$11,369	6.0%
Large installment loans	43,311	2,233	5.2%	52,001	2,753	5.3%
Automobile purchase loans	181,126	10,827	6.0%	168,604	8,424	5.0%
Retail purchase loans	31,268	1,659	5.3%	30,307	1,070	3.5%

Total	$544,684	$30,089	5.5%	$439,474	$23,616	5.4%

The allowance for credit losses as of December 31, 2013 uses the net charge-off rate for the most recent six months (small installment loans), ten months (large installment loans), twelve months (automobile purchase loans), and eleven months (retail purchase loans) as a percentage of the most recent month-end balance of loans as a key data point in estimating the allowance. We believe that the primary underlying factor driving the provision for credit losses for each of these loan types is the same: general economic conditions in the areas in which we conduct business. In addition, gasoline prices and the market for repossessed automobiles at auction are additional underlying factors that we believe influence the provision for credit losses for automobile purchase loans and, to a lesser extent, large installment loans. We monitor these factors, the monthly trend of delinquencies, and the slow file (which consists of all loans one or more days past due) to identify trends that might require an increased allowance, and we modify the allowance for credit losses accordingly.

Interest Rates. Our costs of funds are affected by changes in interest rates, and the interest rate that we pay on our senior revolving credit facility is a floating rate. Although we have purchased interest rate caps to protect a notional amount of $150.0 million of our outstanding senior revolving credit facility should the three-month LIBOR exceed 6.0%, our cost of funding will increase if LIBOR increases. The interest rate caps matured unused on March 4, 2014. The Company is evaluating interest rate management options and intends to enter into a new transaction in 2014.

Efficiency Ratio. One of our key operating metrics is our efficiency ratio, which is calculated by dividing the sum of general and administrative expenses by total revenue. Our efficiency ratio was 41.6% in 2013, compared to 40.9% in 2012. The increase in the ratio in 2013 is primarily due to secondary offering and board compensation expenses.

In September and December of 2013, the Company incurred $0.75 million in expenses related to the secondary offerings of 6,348,074 shares of our common stock, at prices of $27.50 and $31.00 per share, by (i) Palladium Equity Partners III, L.P., an existing stockholder of Regional Management and an affiliate of Palladium Equity Partners; (ii) Parallel 2005 Equity Fund, LP, an existing stockholder of Regional Management and an affiliate of Parallel Investment Partners; (iii) entities affiliated with Richard A. Godley, a director, existing stockholder, and founder of Regional Management; and (iv) C. Glynn Quattlebaum, President and Chief

Operating Officer of Regional Management and an existing stockholder and founder of Regional Management (which we sometimes refer to herein as the “secondary offering”). We did not receive any proceeds from the secondary offerings.

In October 2013, the Board revised its standard compensation arrangement for its non-employee directors, and it awarded the Company’s directors stock with a cash election for tax obligations for annual service commencing in 2013. The award was fully vested at the time of the grant, and the Company incurred $1.2 million of incremental director compensation expense in 2013.

Excluding the one-time expenses related to the secondary offerings and director compensation, our efficiency ratio for 2013 would have been 40.5%.

Components of Results of Operations

Interest and Fee Income. Our interest and fee income consists primarily of interest earned on outstanding loans. We cease accruing interest on a loan when the customer is contractually past due 90 days. Interest accrual resumes when the customer makes at least one full payment and the account is less than 90 days contractually past due.

Loan fees are additional charges to the customer, such as loan origination fees, acquisition fees, and maintenance fees, as permitted by state law. The fees may or may not be refundable to the customer in the event of an early payoff, depending on state law. Fees are accreted to income over the life of the loan on the constant yield method and are included in the truth in lending disclosure we make to our customers.

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

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. As of December 31, 2013, we had pledged a $1.9 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment, fees for extending the due date of a loan, and returned check charges. Due date extensions are only available to a customer once every thirteen months, are available only to customers who are current on their loans, and must be approved by personnel at our headquarters.

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

Interest Expense. Our interest expense consists primarily of interest payable and amortization of debt issuance costs in respect of borrowings under our senior revolving credit facility and our mezzanine debt, which was repaid with the proceeds of our initial public offering. Interest expense also includes costs attributable to the interest rate caps we entered into to manage our interest rate risk and unused line fees. Changes in the fair value of the interest rate cap are reflected in interest expense for the senior revolving credit facility and other debt.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Year Ended December 31,
	2013		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue
Interest and fee income	$152,343	89.3%	$119,025	87.7%	$91,513	86.9%
Insurance income, net	11,470	6.7%	10,681	7.9%	9,155	8.7%
Other income	6,816	4.0%	5,991	4.4%	4,669	4.4%

Total revenue	170,629	100.0%	135,697	100.0%	105,337	100.0%

Expenses
Provision for credit losses	39,192	23.0%	27,765	20.5%	17,854	16.9%
General and administrative expenses
Personnel	39,868	23.4%	33,492	24.7%	25,679	24.4%
Occupancy	11,640	6.8%	8,655	6.4%	6,527	6.2%
Marketing	3,980	2.3%	2,767	2.0%	2,056	2.0%
Other	15,551	9.1%	10,644	7.8%	6,573	6.2%
Consulting and advisory fees	—	0.0%	1,451	1.1%	975	0.9%
Interest expense
Senior revolving credit facility and other debt	14,144	8.3%	10,580	7.8%	8,306	7.9%
Mezzanine debt-related parties	—	0.0%	1,030	0.8%	4,037	3.8%

Total interest expense	14,144	8.3%	11,610	8.6%	12,343	11.7%

Total expenses	124,375	72.9%	96,384	71.0%	72,007	68.4%

Income before income taxes	46,254	27.1%	39,313	29.0%	33,330	31.6%
Income taxes	17,460	10.2%	14,561	10.7%	12,290	11.7%

Net income	$28,794	16.9%	$24,752	18.2%	$21,040	20.0%

Regional Management Corp.

Selected Financial Data

Years Ended December 31, 2013 and 2012

(Unaudited)

(in thousands)

	Components of Increase in Interest and Fee Income Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$37,943	$(5,875)	$32,068
Large installment loans	(2,305)	(1,431)	(3,736)
Automobile purchase loans	5,712	(2,164)	3,548
Retail purchase loans	1,896	(458)	1,438

Total increase in interest and fee income	$43,246	$(9,928)	$33,318

	Components of Increase in Interest and Fee Income Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$12,513	$(1,667)	$10,846
Large installment loans	6,248	913	7,161
Automobile purchase loans	7,713	(1,286)	6,427
Retail purchase loans	3,010	68	3,078

Total increase in interest and fee income	$29,484	$(1,972)	$27,512

	Loans Originated(1) Years Ended December 31,
	2013	2012
Small installment loans	$683,603	$438,153
Large installment loans	62,499	77,416
Automobile purchase loans	125,958	133,601
Retail purchase loans	34,311	36,611

Total finance receivables	$906,371	$685,781

(1)	Represents gross balance of loan originations, including unearned finance charges

	Years Ended December 31,
	2013		2012
	Amount	Percentage of Average Finance Receivables	Amount	Percentage of Average Finance Receivables
Net charge-offs as a percentage of average finance receivables	$32,719	6.9%	$23,449	6.5%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for credit losses	$39,192	23.0%	$27,765	20.5%
General and administrative expenses	$71,039	41.6%	$55,558	40.9%

	Finance Receivables As of December 31,
	2013	2012
Small installment loans	$288,979	$188,562
Large installment loans	43,311	52,001
Automobile purchase loans	181,126	168,604
Retail purchase loans	31,268	30,307

Total finance receivables	$544,684	$439,474

Number of branches at period end	264	221
Average finance receivables per branch	$2,063	$1,989

	As of December 31,
	2013		2012
	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables
Allowance for credit losses	$30,089	5.5%	$23,616	5.4%
Over 30 days contractually delinquent	$43,810	8.0%	$29,535	6.7%
Over 90 days contractually delinquent	$17,455	3.2%	$11,099	2.5%
Over 180 days contractually delinquent	$2,096	0.4%	$1,996	0.5%

Comparison of the Year Ended December 31, 2013, Versus the Year Ended December 31, 2012

The following is a discussion of the changes by product type:

•

Small Installment Loans – Small installment loans (loans with an original principal balance of $2,500 or less) outstanding increased by $100.4 million, or 53.3%, to $289.0 million at December 31, 2013, from $188.6 million at December 31, 2012. Our direct mail campaigns drove significant loan growth in existing and new branches. In addition, the growth in receivables at the branches opened in 2013 contributed to the growth in overall small installment loans outstanding.

•

Large Installment Loans – Large installment loans outstanding decreased by $8.7 million, or 16.7%, to $43.3 million at December 31, 2013, from $52.0 million at December 31, 2012. The decrease was primarily due to the application of the Company’s underwriting standards on large loans purchased in the prior year resulting in smaller renewals and originations than those loans originally purchased. In addition, we increased our internal small installment loan limit from $2,000 to $2,500 in some states in order to achieve consistency with our enterprise-wide limit, which caused a shift of some loans in those states from the large installment loan category to the small installment loan category.

•

Automobile Purchase Loans – Automobile purchase loans outstanding increased by $12.5 million, or 7.4%, to $181.1 million at December 31, 2013, from $168.6 million at December 31, 2012. The increase in automobile purchase loans outstanding was principally due to our increased emphasis on such loans, including our initiatives relating to indirect lending through our AutoCredit Source branches. The addition in recent years of indirect lending at a lower interest rate has slightly lowered the overall yield of our automobile purchase loan category.

•

Retail Purchase Loans – Retail purchase loans outstanding increased $1.0 million, or 3.2%, to $31.3 million at December 31, 2013, from $30.3 million at December 31, 2012. The increase in retail purchase loans outstanding resulted from the additional relationships we established with new retailers, as well as an expansion of volume through our existing relationships.

Net Income and Revenue. GAAP net income increased $4.0 million, or 16.3%, to $28.8 million in 2013, from $24.8 million in 2012. Excluding one-time expenses related to the secondary offerings and board compensation in 2013 and one-time expenses related to the Company’s initial public offering in 2012, non-GAAP net income for 2013 was $30.3 million, versus pro forma net income of $26.4 million for the prior year.

Total revenues increased $34.9 million during 2013, a 25.7% increase over 2012. The increase in 2013 revenues and net income is attributable to strong loan growth in existing branches, combined with the opening or acquisition of 43 additional branches in 2013.

Interest and Fee Income. Interest and fee income increased $33.3 million, or 28.0%, to $152.3 million in 2013, from $119.0 million in 2012. The increase in interest and fee income was due primarily to a 32.2% increase in average finance receivables during the year, offset by a decrease in the average yield on loans from 33.0% to 31.9%. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories for 2013 compared to 2012 (dollars in thousands):

	2013		2012
	Average Finance Receivables	Average Yield	Average Finance Receivables	Average Yield
Small installment loans	$222,702	44.0%	$137,376	48.0%
Large installment loans	45,374	27.6%	52,372	31.1%
Automobile purchase loans	178,247	20.3%	150,610	21.7%
Retail purchase loans	31,031	18.1%	20,749	20.1%

Total finance receivables	$477,354	31.9%	$361,107	33.0%

Insurance Income. Insurance income increased $789,000, or 7.4%, to $11.5 million in 2013 from $10.7 million in 2012. The increase in insurance income was due primarily to a 32.2% increase in average finance receivables. However, insurance income as a percentage of average finance receivables decreased from 3.0% to 2.4%. The decline is primarily attributable to the increase in indirect automobile purchase loans, retail purchase loans, and direct mail where we do not have the opportunity to discuss our insurance offerings with the customer.

Other Income. Other income increased $825,000, or 13.8%, to $6.8 million in 2013 from $6.0 million in 2012. The largest component of other income is late charges, which increased $1.3 million, or 31.2%, to $5.5 million in 2013 from $4.2 million in 2012. The increase in late charges was due primarily to a 32.2% increase in average finance receivables. In addition, in 2012, we recognized $345,000 of revenue from the preparation of income tax returns. The Company no longer provides these services.

Provision for Credit Losses. Our provision for credit losses increased $11.4 million, or 41.2%, to $39.2 million in 2013 from $27.8 million in 2012. The increase in the provision occurred because of growth in the loan portfolio and an increase in the amount of delinquent accounts. This increase was offset by a decline in the provision due to the reduction of the effective lives of our finance receivable portfolios and the related net charge-off rate used to estimate the allowance for credit losses. Net loans charged-off were 6.9% and 6.5% of average finance receivables for 2013 and 2012, respectively.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $15.5 million, or 27.9%, to $71.0 million during 2013 from $55.6 million in 2012. This increase was primarily the result of adding 43 branches to our network. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 41.6% in 2013 from 40.9% in 2012. Excluding the one-time expenses related to director compensation and the secondary offering, our efficiency ratio for 2013 would have been 40.5%.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $6.4 million, or 19.0%, to $39.9 million in 2013 from $33.5 million for 2012. This increase is primarily attributable to the number of new branches opened. At December 31, 2012, we had 221 branches; whereas, at December 31, 2013 we had 264 branches. However, personnel costs as a percentage of average finance receivables declined to 8.4% for 2013 from 9.3% in 2012. The Company has leveraged existing personnel as average finance receivables have increased.

Occupancy. Occupancy expenses increased $3.0 million, or 34.5%, to $11.6 million in 2013 from $8.7 million in 2012. The increase in occupancy expenses is the result of 43 additional branches at December 31, 2013, compared to December 31, 2012, phone system costs, and upgraded communication lines. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses increased $1.2 million, or 43.8%, to $4.0 million in 2013 from $2.8 million in 2012. The increase was due to the increases in our direct mail campaigns consistent with our 2013 marketing plan.

Other Expenses. Other expenses increased $4.9 million, or 46.1%, to $15.6 million in 2013 from $10.6 million in 2012. The increase was primarily due to the $2.0 million of one-time expenses related to director compensation and the secondary offerings, in addition to costs associated with the addition of 43 new branches since 2012 and other costs associated with being a public company.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $3.6 million, or 33.7%, to $14.1 million in 2013 from $10.6 million in 2012. This increase was due primarily to the increase in the average balance of our senior revolving credit facility. The average cost of our senior revolving credit facility decreased by 3 basis points from 4.54% for the year ended December 31, 2012 to 4.51% for the year ended December 31, 2013. The difference was due primarily to the mix between our LIBOR-based portion of the loan and the prime interest rate portion of the loan. This was offset by an increase due to a rise in our unused line fees.

Consulting and Advisory Fees. The consulting and advisory fees paid to related parties terminated with the closing of the initial public offering.

Income Taxes. Income taxes increased $2.9 million, or 19.9%, to $17.5 million in 2013 from $14.6 million in 2012. The increase in income taxes was due to an increase in our net income before taxes. The effective tax rate increased 71 basis points to 37.75% in 2013 from 37.04% in 2012. The increase in the effective tax rate was primarily due to the non-deductibility of stock offering expenses and a reduction in the small insurance company income exclusion.

Comparison of the Year Ended December 31, 2012, Versus the Year Ended December 31, 2011

Net Income and Revenue. GAAP net income increased $3.7 million, or 17.6%, to $24.8 million in 2012, from $21.0 million in 2011. On a pro forma basis, excluding one-time initial public offering expenses and applying the proceeds from the offering to reduce outstanding debt, net income for 2012 was $26.4 million, a 25.5% increase from the prior year. Total revenues increased $30.4 million during 2012, a 28.8% increase over 2011. The increase in 2012 revenues and net income is attributable to strong loan growth in existing branches, combined with the opening of 32 additional branches and the acquisition of 19 net new branches in Alabama.

Interest and Fee Income. Interest and fee income increased $27.5 million, or 30.1%, to $119.0 million in 2012, from $91.5 million in 2011. The increase in interest and fee income was due primarily to a 36.5% increase in average finance receivables during the year, offset by a decrease in the average yield on loans from 34.6% to 33.0%. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories for 2012 compared to 2011 (dollars in thousands):

	2012		2011
	Average Finance Receivables	Average Yield	Average Finance Receivables	Average Yield
Small installment loans	$137,376	48.0%	$111,387	49.4%
Large installment loans	52,372	31.1%	32,034	28.4%
Automobile purchase loans	150,610	21.7%	115,280	22.8%
Retail purchase loans	20,749	20.1%	5,777	19.0%

Total finance receivables	$361,107	33.0%	$264,478	34.6%

The following is a discussion of the changes by product type:

•

Small Installment Loans – Small installment loans (loans with an original principal balance of $2,500 or less) outstanding increased by $58.4 million, or 44.8%, to $188.6 million at December 31, 2012, from $130.2 million at December 31, 2011. Our direct mail campaigns drove significant loan growth in existing and new branches. Customers with higher credit scores were offered lower rates which reduced the yield late in the year. In addition, the growth in receivables at the new branches opened in 2012 contributed to the growth in overall small installment loans outstanding.

•

Large Installment Loans – Large installment loans outstanding increased by $17.4 million, or 50.2%, to $52.0 million at December 31, 2012, from $34.6 million at December 31, 2011. The increase is primarily due to the acquisition of assets from two consumer loan companies in Alabama.

•

Automobile Purchase Loans – Automobile purchase loans outstanding increased by $37.0 million, or 28.1%, to $168.6 million at December 31, 2012, from $131.7 million at December 31, 2011. The increase in automobile purchase loans outstanding was principally due to our increased emphasis on such loans, including our initiatives relating to indirect lending through our AutoCredit Source branches. The addition in recent years of indirect lending at a lower interest rate has slightly lowered the overall yield of our automobile purchase loan category.

•

Retail Purchase Loans – Retail purchase loans outstanding increased $19.4 million, or 178.0%, to $30.3 million at December 31, 2012, from $10.9 million at December 31, 2011. The increase in retail purchase loans outstanding resulted from the additional relationships we established with new retailers, as well as an expansion of volume through our existing relationships.

Insurance Income. Insurance income increased $1.5 million, or 16.7%, to $10.7 million in 2012 from $9.2 million in 2011. The increase in insurance income was due primarily to a 36.5% increase in average finance receivables. However, insurance income as a percentage of average finance receivables decreased from 3.5% to 3.0%. The decline is primarily attributable to the increase in indirect automobile purchase loans, retail purchase loans, and direct mail where we do not have the opportunity to discuss our insurance offerings with the customer.

Other Income. Other income increased $1.3 million, or 28.3%, to $6.0 million in 2012 from $4.7 million in 2011. The largest component of other income is late charges, which increased $1.0 million, or 31.9%, to $4.2 million in 2012 from $3.2 in 2011. The increase in late charges was due primarily to a 36.5% increase in average finance receivables. In addition, in 2012 and 2011, we recognized $345,000 and $453,000, respectively, of revenue from the preparation of income tax returns. The Company no longer provides these services.

Provision for Credit Losses. Our provision for credit losses increased $9.9 million, or 55.5%, to $27.8 million in 2012 from $17.9 million in 2011. The increase in the provision was made in recognition of growth in the loan portfolio. Net loans charged-off were 6.5% and 6.3% of average finance receivables for 2012 and 2011, respectively.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $14.7 million, or 36.1%, to $55.6 million during 2012 from $40.8 million in 2011. This increase was primarily the result of adding 51 branches to our network. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 40.9% in 2012 from 38.8% in 2011.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $7.8 million, or 30.4%, to $33.5 million in 2012 from $25.7 million for 2011. This increase is primarily attributable to the number of new branches opened. At December 31, 2011, we had 170 branches; whereas, at December 31, 2012 we had 221 branches. However, personnel costs as a percentage of average finance receivables declined to 9.3% for 2012 from 9.7% in 2011.

Occupancy. Occupancy expenses increased $2.1 million, or 32.6%, to $8.7 million in 2012 from $6.5 million in 2011. The increase in occupancy expenses is the result of 51 additional branches at December 31, 2012, compared to December 31, 2011. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses increased $711,000, or 34.6%, to $2.8 million in 2012 from $2.1 million in 2011. The increase in marketing expenses was due primarily to an increase in the volume of our direct mail campaigns.

Other Expenses. Other expenses increased $4.1 million, or 61.9%, to $10.6 million in 2012 from $6.6 million in 2011. The increase was due primarily to costs associated with the acquisition of the assets of two consumer loan companies in Alabama, the addition of 51 new branches, and costs associated with being a public company.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $2.3 million, or 27.4%, to $10.6 million in 2012 from $8.3 million in 2011. This increase was due primarily to higher average outstanding debt balances. The average cost of our senior revolving credit facility decreased by 22 basis points from 4.76% for the year ended December 31, 2011 to 4.54% for the year ended December 31, 2012. The primary difference was the mix between our LIBOR-based portion of the loan and the prime interest rate portion of the loan and the reduction in the unused line fee as the amount outstanding increased.

Consulting and Advisory Fees. The consulting and advisory fees paid to related parties increased $476,000 to $1.5 million in 2012 from $1.0 million in 2011. The increase in advisory and consulting fees is attributable to the termination fees payable to the sponsors and former majority stockholders at closing of the initial public offering in April 2012. These fee agreements terminated with the closing of the initial public offering.

Income Taxes. Income taxes increased $2.3 million, or 18.5%, to $14.6 million in 2012 from $12.3 million compared to 2011. The increase in income taxes was due to an increase in our net income before taxes. The effective tax rate increased 17 basis points to 37.04% in 2012 from 36.87% in 2011. The increase in the effective tax rate was primarily due to a reduction in the small insurance company income exclusion.

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

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to expanding and maintaining our branch locations. In connection with our plans to expand our branch network in future years, we will incur approximately $2.0 million to $4.0 million of capital expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of December 31, 2013, these reserve requirements totaled $1.9 million. Additionally, we had a reserve for life insurance claims on our balance sheet of $226,000, as determined by the third party, unrelated ceding company.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $14.9 million, or 25.8%, to $72.6 million in 2013 from $57.7 million in 2012. The increase was primarily due to higher profitability due to growth in the business.

Net cash provided by operating activities increased by $16.2 million, or 39.1%, to $57.7 million in 2012 from $41.5 million in 2011. The increase was primarily due to higher profitability due to growth in the business.

Investing Activities. Investing activities consist of finance receivables originated and purchased, net change in restricted cash, and the purchase of furniture and equipment for new and existing branches. Net cash used in investing activities for 2013 was $142.6 million compared to $159.0 million in 2012, a net decrease of $16.4 million. The decrease is due primarily to the 2012 payment for a business combination of $28.4 million.

Net cash used in investing activities for 2012 was $159.0 million compared to $79.2 million in 2011, a net increase of $79.8 million. The increase is due to growth in all loan categories, including large loans via the $28.4 million purchase of the assets of two consumer loan companies, small loans via successful direct mail campaigns, and the result of good customer demand for auto and retail loans.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuance of common stock. During 2013, net cash provided by financing activities was $70.9 million, resulting in a decrease in net cash provided by financing activities of $28.8 million. The decrease in net cash provided by financing activities was primarily the result of a decrease in proceeds from the issuance of common stock, net of repayment of mezzanine debt.

Net cash provided by financing activities during 2012 was $99.7 million, resulting in a net increase in net cash provided by financing activities of $58.0 million. The increase in net cash provided by financing activities was a result of net proceeds from the initial public offering and an increase in net advances from our senior revolving credit facility to fund a portion of the increase in finance receivables.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into an amended and restated senior revolving credit facility with a syndicate of banks in January 2012, which was subsequently amended in July 2012, March 2013, May 2013, and November 2013. The amended and restated senior revolving credit facility provides for up to $500.0 million in availability, with a borrowing base of 85% of eligible finance receivables, and matures in May 2016. The facility has an accordion provision that allows for the expansion of the facility to $600 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one month and six months, with a LIBOR floor of 1.00%, plus an applicable margin based on our leverage ratio. Alternatively, we may pay interest at a rate based on the prime rate (which was 3.25% as of December 31, 2013) plus an applicable margin (which was 2.0% as of December 31, 2013). We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $375.0 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $362.8 million at December 31, 2013. At December 31, 2013, we were in compliance with our debt covenants. A year or more in advance of the May 2016 maturity date of our amended and restated senior revolving credit facility, we intend to extend its maturity date or take other appropriate action to address repayment upon maturity. See Part I, Item 1A. “Risk Factors” for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

We have entered into interest rate caps to manage interest rate risk associated with a notional amount of $150.0 million of our LIBOR-based borrowings. The interest rate caps have a strike rate of six percent and a maturity of March 4, 2014. When three-month LIBOR exceeds six percent, the counterparty reimburses us for the excess over six percent; no payment is required by us or the counterparty when three-month LIBOR is below six percent. The interest rate caps matured unused on March 4, 2014. The Company is evaluating interest rate management options and intends to enter into a new transaction in 2014.

Mezzanine Debt. In August 2010, we entered into a $25.8 million mezzanine loan from a sponsor and three individual stockholders. Our mezzanine debt was repaid in full from the proceeds of our initial public offering, which closed in April 2012.

Other Financing Arrangements. We have a $1.5 million line of credit with a commercial bank to facilitate our cash management program, which is secured by a mortgage on our headquarters. The interest rate is prime plus 0.25%, with a minimum of 5.00%, and interest is payable monthly. The line of credit matures on January 18, 2015. There are no significant restrictive covenants associated with this line of credit. There was no amount outstanding under this line of credit at December 31, 2013.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (dollars in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Principal payments on long-term debt obligations	$362,750	$—	$362,750	$—	$—
Interest payments on long-term debt obligations	35,642	15,025	20,617	—	—
Operating lease obligations	11,093	4,406	5,410	1,250	27

	$409,485	$19,431	$388,777	$1,250	$27

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

Related Party Transactions

For a description of our related party transactions, see “Part III. Financial Statements, Note 16, Related Party Transactions.”

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

We fully reserve for all loans at the date that the loan is contractually delinquent 180 days. We initiate repossession proceedings on certain loans when we have exhausted other means of collection, and, in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed vehicles through public sales conducted by independent automobile auction organizations, after the required post-possession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

Income Recognition.

Interest income is recognized using the interest method, or constant yield method. Therefore, we recognize revenue from interest at an equal rate over the term of the loan. Unearned finance charges on pre-compute contracts are rebated to customers utilizing statutory methods, which in many cases is the Rule of 78s method. The difference between income recognized under the constant yield method and the statutory method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is suspended when no payment has been received for 90 days or more on a contractual basis. The accrual of income is not resumed until one or more full contractual monthly payments are received and the account is less than 90 days contractually delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed.

We recognize income on credit insurance products using the constant yield method over the life of the related loan. Rebates are computed using the statutory methods, which in many cases is the Rule of 78s method, and any difference between the constant yield method and the statutory method is recognized in income at the time of rebate.

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

Stock-Based Compensation.

We have a stock option plan for certain members of management. We did not grant any options in 2010 or 2011. Upon the closing of the initial public offering in 2012, we granted options to purchase an aggregate of 310,000 shares of our common stock to certain of our officers and directors. An additional 126,500 shares were granted to officers in 2013. We measure compensation cost for stock-based awards made under this plan at estimated fair value and recognize compensation expense over the service period for awards expected to vest. All grants are made at 100% of fair value at the date of the grant.

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

Prior to our initial public offering in 2012, our stock was not publically traded. We used the performance of the common stock of a publicly traded company whose business is comparable to ours to estimate the volatility of our stock. The risk-free rate is based on the U.S. Treasury yield at the date our Board approved the option awards for the period over which the options are exercisable.

Income Taxes.

We file income tax returns in the U.S. federal jurisdiction and various states. We are generally no longer subject to U.S. federal, state, or local income tax examinations by taxing authorities before 2010, though we remain subject to examination in Texas for the 2009 tax year.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2013, we had not taken any tax position that exceeds the amount described above.

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

Regional Management Corp. and Subsidiaries

Unaudited Non-GAAP Reconciliation of Selected Financial Data

Year Ended December 31, 2013

(in thousands, except per share amounts)

	Actual	Adjustments		Non-GAAP
General and administrative expenses	$71,039	$(1,959	)(1)	$69,080
Income taxes	$17,460	$450	(2)	$17,910
Net income	$28,794	$1,509		$30,303
Diluted net income per common share	$2.23			$2.35
Diluted weighted average common shares outstanding	12,893,693			12,893,693
Efficiency ratio	41.6%			40.5%

(1)	Expenses related to the year ended December 31, 2013:

Director compensation	$1,210
Secondary offering	$ 749
(2)	Tax effect of the director compensation expense (secondary offering expense is non-deductible for tax purposes)

Regional Management Corp. and Subsidiaries

Unaudited Pro Forma Consolidated Statements of Income

Year Ended December 31, 2012

(in thousands, except per share amounts)

	Actual	Pro Forma Adjustments		Pro Forma
Revenue
Interest and fee income	$119,025	$—		$119,025
Insurance income, net	10,681	—		10,681
Other income	5,991	—		5,991

Total revenue	135,697	—		135,697

Expenses
Provision for credit losses	27,765	—		27,765
General and administrative expenses
Personnel	33,492	140	(1)	33,632
Occupancy	8,655	—		8,655
Marketing	2,767	—		2,767
Other	10,644	—		10,644
Consulting and advisory fees	1,451	(1,451	)(2)	—
Interest expense
Senior revolving credit facility and other debt	10,580	(247	)(3)	10,333
Mezzanine debt-related parties	1,030	(1,030	)(4)	—

Total interest expense	11,610	(1,277)		10,333

Total expenses	96,384	(2,588)		93,796

Income before income taxes	39,313	2,588		41,901
Income taxes	14,561	942	(5)	15,503

Net income	$24,752	$1,646		$26,398

Net income per common share:
Basic	$2.12			$2.11

Diluted	$2.07			$2.07

Weighted average shares outstanding:
Basic	11,694,924			12,486,727

Diluted	11,980,748			12,772,551

(1)	Represents additional compensation expense associated with the grant of options upon consummation of the initial public offering.
(2)	Represents a termination fee of $1,125, combined with the $326 we paid our former majority stockholders and sponsors for the three months ended March 31, 2012. The agreements with the former majority stockholders and sponsors terminated with the completion of the initial public offering.
(3)	Reflects reduction in interest expense as a result of payment of $13,229 in aggregate principal amount of our senior revolving credit facility, offset in part by an unused line fee of 0.50%. Also reflects a reduction in the interest rate under our senior revolving credit facility from one month LIBOR (with a LIBOR floor of 1.00%) plus 3.25% to one month LIBOR (with a LIBOR floor of 1.00%) plus 3.00%.
(4)	Reflects reduction in interest expense as a result of the repayment of the $25,814 in aggregate principal amount of our mezzanine debt, which accrued interest at a rate of 15.25% per annum.
(5)	Reflects an increase in income taxes as a result of the increase in income before taxes.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables at either prevailing market rates or at statutory limits. Subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.4 times per year from cash payments and renewals of loans. Because our automobile purchase loans and retail purchase loans have longer maturities and typically are not refinanced prior to maturity, the rate of turnover of the loan portfolio may change as these loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At December 31, 2013, our outstanding debt under our senior revolving credit facility was $362.8 million and interest on borrowings under this facility was approximately 4.51% for the year ended December 31, 2013, including amortization of debt issuance costs, an unused line fee, and adjustments to fair value of the Company’s interest rate cap. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at December 31, 2013, an increase of 100 basis points in the LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $907,000 of increased interest expense on an annual basis.

We entered into interest rate caps to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. The interest rate caps were based on the three-month LIBOR contract, were to reimburse us for the difference when three-month LIBOR exceeded six percent, and had a maturity of March 4, 2014. The carrying value of the interest rate caps are adjusted to fair value. For the year ended December 31, 2013, we recorded an unfavorable fair value adjustment of $1 as an increase in interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REGIONAL MANAGEMENT CORP.

INDEX TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

Fiscal Year Ended December 31, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Regional Management Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Regional Management Corp. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regional Management Corp. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Raleigh, North Carolina

March 17, 2014

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

(in thousands, except per share amounts)

	2013	2012
Assets
Cash	$4,121	$3,298
Gross finance receivables	658,176	531,850
Less unearned finance charges, insurance premiums, and commissions	(113,492)	(92,376)

Finance receivables	544,684	439,474
Allowance for credit losses	(30,089)	(23,616)

Net finance receivables	514,595	415,858
Property and equipment, net of accumulated depreciation	7,100	5,111
Repossessed assets at net realizable value	548	711
Goodwill	716	363
Intangible assets, net	1,386	1,815
Other assets	5,422	7,361

Total assets	$533,888	$434,517

Liabilities and Stockholders’ Equity
Liabilities:
Deferred tax liability, net	$2,653	$5,947
Accounts payable and accrued expenses	7,312	6,987
Senior revolving credit facility	362,750	292,379

Total liabilities	372,715	305,313
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized, 12,652,197 and 12,486,727 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,265	1,249
Additional paid-in-capital	83,317	80,158
Retained earnings	76,591	47,797

Total stockholders’ equity	161,173	129,204

Total liabilities and stockholders’ equity	$533,888	$434,517

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2013, 2012 and 2011

(in thousands, except per share amounts)

	2013	2012	2011
Revenue
Interest and fee income	$152,343	$119,025	$91,513
Insurance income, net	11,470	10,681	9,155
Other income	6,816	5,991	4,669

Total revenue	170,629	135,697	105,337

Expenses
Provision for credit losses	39,192	27,765	17,854
General and administrative expenses
Personnel	39,868	33,492	25,679
Occupancy	11,640	8,655	6,527
Marketing	3,980	2,767	2,056
Other	15,551	10,644	6,573
Consulting and advisory fees	—	1,451	975
Interest expense
Senior revolving credit facility and other debt	14,144	10,580	8,306
Mezzanine debt-related parties	—	1,030	4,037

Total interest expense	14,144	11,610	12,343

Total expenses	124,375	96,384	72,007

Income before income taxes	46,254	39,313	33,330
Income taxes	17,460	14,561	12,290

Net income	$28,794	$24,752	$21,040

Net income per common share:
Basic	$2.29	$2.12	$2.25

Diluted	$2.23	$2.07	$2.19

Weighted average common shares outstanding:
Basic	12,572,298	11,694,924	9,336,727

Diluted	12,893,693	11,980,748	9,620,967

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013, 2012, and 2011

(in thousands)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total
Balance, December 31, 2010	$934	$27,959	$2,005	$30,898
Stock option expense	—	191	—	191
Net income	—	—	21,040	21,040

Balance, December 31, 2011	934	28,150	23,045	52,129
Sale of common stock	315	46,935	—	47,250
Underwriting discount and offering expense	—	(7,469)	—	(7,469)
Reclassification of temporary equity	—	12,000	—	12,000
Stock option expense	—	542	—	542
Net income	—	—	24,752	24,752

Balance, December 31, 2012	1,249	80,158	47,797	129,204
Issuance of stock awards	2	867	—	869
Proceeds from exercise of stock options	14	859	—	873
Excess tax benefit from exercise of stock options	—	731	—	731
Stock option expense	—	702	—	702
Net income	—	—	28,794	28,794

Balance, December 31, 2013	$1,265	$83,317	$76,591	$161,173

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012, and 2011

(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$28,794	$24,752	$21,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	39,192	27,765	17,854
Depreciation and amortization	3,459	2,598	1,437
Accretion of discounts on purchased receivables	(434)	(1,581)	(9)
Amortization of stock compensation expense	1,571	542	191
Fair value adjustment on interest rate caps	1	27	252
Deferred income taxes, net	(3,294)	5,962	4,361
Changes in operating assets and liabilities:
(Increase) decrease in other assets	2,977	(1,295)	(3,464)
Increase (decrease) in other liabilities	324	(1,048)	(169)

Net cash provided by operating activities	72,590	57,722	41,493

Cash flows from investing activities:
Net origination of finance receivables	(137,031)	(127,652)	(73,660)
Purchase of property and equipment	(4,152)	(1,996)	(2,581)
Payment for business combination, net of cash	(575)	(28,388)	—
Increase in restricted cash	(562)	—	(450)
Purchase of finance receivables	(357)	(975)	(2,531)

Net cash used in investing activities	(142,677)	(159,011)	(79,222)

Cash flows from financing activities:
Net advances on senior revolving credit facility	70,371	86,370	42,708
Payments for debt issuance costs	(1,065)	(598)	(156)
Proceeds from exercise of stock options	873	—	—
Excess tax benefits from exercise of stock options	731	—	—
Net proceeds from issuance of common stock	—	39,781	—
Repayment of mezzanine debt	—	(25,814)	—
Decrease in cash overdraft	—	(1)	(364)
Net payments of other notes payable	—	—	(466)

Net cash provided by financing activities	70,910	99,738	41,722

Net change in cash	823	(1,551)	3,993
Cash:
Beginning	3,298	4,849	856

Ending	$4,121	$3,298	$4,849

Supplemental Disclosure of Cash Flow Information
Cash payments for interest
Paid to third parties	$13,468	$10,281	$7,698

Paid to related parties	$—	$1,085	$4,604

Cash payments for income taxes	$16,205	$14,273	$7,548

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small installment loans, large installment loans, automobile purchase loans, retail purchase loans, and related credit insurance. As of December 31, 2013, the Company operated offices in 264 locations in the states of Alabama (49 offices), Georgia (3 offices), North Carolina (29 offices), New Mexico (4 offices), Oklahoma (21 offices), South Carolina (70 offices), Tennessee (21 offices), and Texas (67 offices) under the names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit, AutoCredit Source, RMC Retail, and Sun Finance. The Company opened or acquired 43, 51, and 36 new offices during the years ended December 31, 2013, 2012, and 2011, respectively.

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

The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and conform to general practices within the consumer finance industry.

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

Finance receivables: Small installment loan receivables are direct loans to customers and are secured by non-essential household goods and, in some instances, an automobile and include direct mail loans, which are checks mailed to customers based on a rigorous pre-screening process that includes a review of the prospective customer’s credit profile provided by national credit reporting bureaus. Large installment loan receivables are direct loans to customers and are secured by automobiles or other vehicles in addition to non-essential household goods. Automobile purchase loan receivables consist of direct loans, which are originated at the dealership and closed in one of the Company’s branches, and indirect loans, which are originated and closed at a dealership in the Company’s network without the need for the customer to visit one of the Company’s branches. In each case, these automobile purchase loans are collateralized primarily by used and new automobiles and, in the case of indirect loans, are initiated by and purchased from automobile dealerships, subject to the Company’s credit approval. Retail purchase loan receivables consist principally of retail installment sales contracts collateralized by the purchase of furniture or appliances and are initiated by and purchased from retailers, subject to the Company’s credit approval.

Credit losses: Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for losses on the finance receivables. Credit losses are charged against the allowance when management believes the finance receivable is no longer collectible. The factors used to determine whether a finance receivable is uncollectible are the age of the account, supervisory review of collection efforts, and other factors such as customers relocating to an area where collection is not practical. Subsequent recoveries, if any, are credited to the allowance. Loss experience, effective loan life, contractual delinquency of finance receivables by loan type, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

The Company establishes a full valuation allowance for a finance receivable at the date that it is contractually delinquent 180 days. The Company initiates repossession proceedings when the customer is unlikely to make further payments in the opinion of management. The Company sells substantially all repossessed vehicle inventory through public sales conducted by independent automobile auction organizations after the required post-repossession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

The allowance for credit losses consists of general and specific components. The general reserve estimates credit losses for groups of finance receivables on a collective basis. The Company’s general component of the allowance for credit losses relates to probable incurred losses of unimpaired finance receivables. The historical losses are used to estimate the general allowance as follows:

•	Small installment loans (loans of $2.5 or less): Most recent six months of historical losses

•	Large installment loans (loans in excess of $2.5): Most recent ten months of historical losses

•	Automobile purchase loans: Most recent twelve months of historical losses

•	Retail purchase loans: Most recent eleven months of historical losses

The Company adjusts the computed historical loss percentages as described above for qualitative factors based on an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss data. Those qualitative factors include trends in growth in the loan portfolio, delinquency, unemployment, bankruptcy, and other economic trends.

Impaired finance receivables: The specific component of the allowance for credit losses relates to impaired finance receivables. A finance receivable is considered impaired by the Company when it is 180 or more days contractually delinquent, at which time a full valuation allowance is established for such finance receivable within the allowance for credit losses. In addition, finance receivables that have been modified by bankruptcy proceedings are accounted for in the aggregate by the Company as troubled debt restructurings and are also considered impaired finance receivables. At the time of restructuring, a specific valuation allowance is established for such finance receivables within the allowance for credit losses. The specific component includes an estimate of the loss resulting from the difference between the recorded investment in a finance receivable to a bankrupt customer and the present value of the cash flows of such finance receivable in accordance with the modified finance receivable terms approved by the bankruptcy court discounted at the original contractual interest rate.

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

Property and equipment: The Company owns certain of its headquarters buildings and leases certain of its headquarters buildings. Office buildings owned are depreciated on the straight-line method for financial reporting purposes over their estimated useful lives of thirty-nine to forty years. Branch offices are leased under non-cancellable leases of three to five years with renewal options. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Furniture and equipment are depreciated on the straight-line method over their estimated useful lives, generally three to five years. Maintenance and repairs are charged to expense as incurred.

Income recognition: Interest income is recognized using the interest method, also known as the constant yield method. Therefore, the Company recognizes revenue from interest at an equal rate over the term of the loan. Unearned finance charges on pre-compute contracts are rebated to customers utilizing statutory methods, which in many cases is the Rule of 78s method. The difference between income recognized under the constant yield method and the statutory method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is suspended when no payment has been received for 90 days or more on a contractual basis. The accrual of income is not resumed until one or more full contractual monthly payments are received and the finance receivable is less than 90 days contractually delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed. Payments received on loans in nonaccrual status are first applied to interest, then to any late charges or other fees, with any remaining amount applied to principal.

The Company recognizes income on credit insurance products using the constant yield method over the life of the related loan. Rebates are computed using the statutory methods, which in many cases is the Rule of 78s method, and any difference between the constant yield method and the statutory method is recognized in income at the time of rebate.

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

Stock based compensation: The Company has a stock option plan for certain members of management. The Company measures compensation cost for stock-based awards made under this plan at estimated fair value and recognizes compensation expense over the service period for awards expected to vest. All grants are made at 100% of the fair value on the date of the grant. The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate, and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Prior to the initial public offering, there was no published market value for the Company’s stock; therefore, the performance of the common stock of a publicly traded company whose business is comparable to the Company was used to estimate the volatility of the Company’s stock.

Marketing costs: Marketing costs are expensed as incurred.

Income taxes: The Company files U.S. federal and various state income tax returns. The Company is generally no longer subject to U.S. federal, state or local income tax examinations by taxing authorities before 2010, with the exception of Texas, which is 2009.

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

Earnings per share: Earnings per share have been computed based on the weighted-average number of common shares outstanding during each reporting period presented. Common shares issuable upon the exercise of stock-based compensation, which are computed using the treasury stock method, are included in the computation of diluted earnings per share.

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

Note 2. Revision of Financial Statements

During 2013, the Company completed the implementation of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002. In connection with that work and as reported in November 2013, the Company discovered that its accounting for state franchise taxes was incorrect. Further, as the Company completed the close of its year-end accounting, it identified other errors related to interest income, insurance premiums, compensated absences, and income taxes. Collectively, the errors result in an overstatement of net income for the years ended December 31, 2010 through December 31, 2012. The Company considered both the quantitative and qualitative factors within the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on this evaluation, the Company concluded that the errors were immaterial to the previously issued financial statements and those financial statements can continue to be relied upon. Therefore, the Company has made immaterial corrections to its previously filed financial statements included in this Annual Report on Form 10-K filing to reflect the corrections in the proper period. Future filings that include prior periods will be revised, as needed, when filed.

The effect of the immaterial revisions in the consolidated financial statements as of and for the years ended December 31, 2011 and 2012 is as follows:

	Consolidated Statements of Income Years Ended December 31,
	2012			2011
	As Reported(1)	Revised	Change	As Reported(1)	Revised	Change
Interest and fee income	$119,235	$119,025	$(210)	$91,303	$91,513	$210
Insurance income, net	10,820	10,681	(139)	9,247	9,155	(92)
Total revenue	136,046	135,697	(349)	105,219	105,337	118
Personnel	33,453	33,492	39	25,549	25,679	130
Other	10,413	10,644	231	6,502	6,573	71
Total expenses	96,114	96,384	270	71,806	72,007	201
Income before income taxes	39,932	39,313	(619)	33,413	33,330	(83)
Income taxes	14,565	14,561	(4)	12,169	12,290	121
Net income	$25,367	$24,752	$(615)	$21,244	$21,040	$(204)
Net income per common share:
Basic	$2.17	$2.12	$(0.05)	$2.28	$2.25	$(0.03)
Diluted	$2.12	$2.07	$(0.05)	$2.21	$2.19	$(0.03)

	Consolidated Balance Sheet December 31, 2012
	As Reported(1)	Revised	Change
Less unearned finance charges, insurance premiums, and commissions	$(92,024)	$(92,376)	$(352)
Finance receivables	439,826	439,474	(352)
Net finance receivables	416,210	415,858	(352)
Other assets	7,483	7,361	(122)
Total assets	434,991	434,517	(474)
Accounts payable and accrued expenses	6,096	6,987	891
Total liabilities	304,422	305,313	891
Retained earnings	49,162	47,797	(1,365)
Total stockholders’ equity	130,569	129,204	(1,365)
Total liabilities and stockholders’ equity	$434,991	$434,517	$(474)

	Consolidated Statements of Stockholders’ Equity
	As Reported(1)	Revised	Change
December 31, 2010 Retained earnings	$2,551	$2,005	$(546)
Net income	21,244	21,040	(204)
December 31, 2011 Retained earnings	23,795	23,045	(750)
Net income	25,367	24,752	(615)
December 31, 2012 Retained earnings	49,162	47,797	(1,365)

	Consolidated Statements of Cash Flows Years Ended December 31,
	2012			2011
	As Reported(1)	Revised	Change	As Reported(1)	Revised	Change
Net income	$25,367	$24,752	$(615)	$21,244	$21,040	$(204)
(Increase) decrease in other assets	(1,417)	(1,295)	122	—	—	—
Increase (decrease) in other liabilities	(1,351)	(1,048)	303	(521)	(169)	352
Net cash provided by operating activities	57,912	57,722	(190)	41,345	41,493	148
Net origination of finance receivables	(127,842)	(127,652)	190	(73,512)	(73,660)	(148)
Net cash used in investing activities	(159,201)	(159,011)	190	(79,074)	(79,222)	(148)

(1)	Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Note 3. Concentrations of Credit Risk

The Company’s portfolio of finance receivables is with customers living in five southeastern states (Alabama, Georgia, North Carolina, South Carolina, and Tennessee) and three southwestern states (Oklahoma, New Mexico and Texas); consequently, such customers’ ability to honor their installment contracts may be affected by economic conditions in these areas. Additionally, the Company is exposed to a concentration of credit risk inherent in providing consumer finance products to borrowers who cannot obtain traditional bank financing. A majority of the Company’s loans are secured by household goods or automobiles and the Company believes it has access to this collateral through repossession. The ability to repossess collateral mitigates this risk; however, as a matter of practice, the Company does not generally repossess household goods collateral.

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

Note 4. Finance Receivables, Allowance for Credit Losses, and Credit Quality Information

Finance receivables at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Small installment loans	$288,979	$188,562
Large installment loans	43,311	52,001
Automobile purchase loans	181,126	168,604
Retail purchase loans	31,268	30,307

Finance receivables	$544,684	$439,474

During the three months ended December 31, 2013, the Company changed its estimate for the allowance for credit losses based on recent analysis of the effective lives for all finance receivable portfolios. The methodology for estimating the allowance for credit losses changed from the trailing eight to trailing six month losses on small installment finance receivables, trailing twelve to trailing ten month losses on large installment finance receivables, and trailing twelve to trailing eleven month losses on retail purchase finance receivables. As a result, the Company decreased the allowance for credit losses by $3,901, which increased net income for the twelve months ended December 31, 2013 by $2,452, or $0.19 diluted earnings per share. The Company recorded an offsetting $3,450 pre-tax increase to the allowance for credit losses for qualitative factors on finance receivable growth and delinquency and loss trends.

Changes in the allowance for credit losses for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Balance at beginning of year	$23,616	$19,300	$18,000
Provision for credit losses	39,192	27,765	17,854
Finance receivables charged off	(33,750)	(24,275)	(17,147)
Recoveries	1,031	826	593

Balance at end of year	$30,089	$23,616	$19,300

The following is a reconciliation of the allowance for credit losses by product for the years ended December 31, 2013, 2012, and 2011:

	Balance January 1, 2013	Provision	Charge- Offs	Recoveries	Balance December 31, 2013	Finance Receivables December 31, 2013	Allowance as Percentage of Finance Receivable Balance December 31, 2013
Small installment	$11,369	$22,620	$(19,108)	$489	$15,370	$288,979	5.3%
Large installment	2,753	1,788	(2,630)	322	2,233	43,311	5.2%
Automobile purchase	8,424	12,094	(9,875)	184	10,827	181,126	6.0%
Retail purchase	1,070	2,690	(2,137)	36	1,659	31,268	5.3%

Total	$23,616	$39,192	$(33,750)	$1,031	$30,089	$544,684	5.5%

	Balance January 1, 2012	Provision	Charge- Offs	Recoveries	Balance December 31, 2012	Finance Receivables December 31, 2012	Allowance as Percentage of Finance Receivable Balance December 31, 2012
Small installment	$8,838	$15,225	$(13,125)	$431	$11,369	$188,562	6.0%
Large installment	2,448	3,288	(3,252)	269	2,753	52,001	5.3%
Automobile purchase	7,618	7,888	(7,202)	120	8,424	168,604	5.0%
Retail purchase	396	1,364	(696)	6	1,070	30,307	3.5%

Total	$19,300	$27,765	$(24,275)	$826	$23,616	$439,474	5.4%

	Balance January 1, 2011	Provision	Charge- Offs	Recoveries	Balance December 31, 2011	Finance Receivables December 31, 2011	Allowance as Percentage of Finance Receivable Balance December 31, 2011
Small installment	$8,974	$9,998	$(10,522)	$388	$8,838	$130,196	6.8%
Large installment	2,972	1,330	(1,926)	72	2,448	34,625	7.1%
Automobile purchase	5,909	6,118	(4,538)	129	7,618	131,650	5.8%
Retail purchase	145	408	(161)	4	396	10,902	3.6%

Total	$18,000	$17,854	$(17,147)	$593	$19,300	$307,373	6.3%

Finance receivables associated with customers in bankruptcy as a percentage of total finance receivables were 1.3% and 1.2% for the years ended December 31, 2013 and 2012, respectively. The following is a summary of the finance receivables associated with customers in bankruptcy as of December 31, 2013 and 2012:

	2013	2012
Small installment	$1,498	$420
Large installment	1,677	1,666
Automobile purchase	3,706	3,101
Retail purchase	143	71

Total	$7,024	$5,258

The contractual delinquency of the finance receivable portfolio by component at December 31, 2013 and 2012 was:

	December 31, 2013
	Small Installment		Large Installment		Automobile Purchase		Retail Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$227,916	78.8%	$32,513	75.1%	$122,313	67.5%	$24,829	79.4%	$407,571	74.9%
1 to 29 days delinquent	35,425	12.3%	7,788	18.0%	45,841	25.3%	4,249	13.6%	93,303	17.1%

Delinquent accounts
30 to 59 days	8,030	2.8%	1,220	2.8%	7,089	4.0%	749	2.4%	17,088	3.1%
60 to 89 days	5,600	1.9%	530	1.2%	2,721	1.5%	416	1.3%	9,267	1.7%
90 days and over	12,008	4.2%	1,260	2.9%	3,162	1.7%	1,025	3.3%	17,455	3.2%

Total delinquency	$25,638	8.9%	$3,010	6.9%	$12,972	7.2%	$2,190	7.0%	$43,810	8.0%

Total finance receivables	$288,979	100.0%	$43,311	100.0%	$181,126	100.0%	$31,268	100.0%	$544,684	100.0%

Finance receivables in nonaccrual status	$12,008	4.2%	$1,260	2.9%	$3,162	1.7%	$1,025	3.3%	$17,455	3.2%

	December 31, 2012
	Small Installment		Large Installment		Automobile Purchase		Retail Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$149,573	79.3%	$38,076	73.2%	$117,847	69.9%	$24,220	79.9%	$329,716	75.0%
1 to 29 days delinquent	25,285	13.4%	9,872	19.0%	40,705	24.1%	4,361	14.4%	80,223	18.3%

Delinquent accounts
30 to 59 days	4,514	2.4%	1,651	3.1%	5,471	3.2%	751	2.5%	12,387	2.8%
60 to 89 days	2,996	1.6%	757	1.5%	1,963	1.2%	333	1.1%	6,049	1.4%
90 days and over	6,194	3.3%	1,645	3.2%	2,618	1.6%	642	2.1%	11,099	2.5%

Total delinquency	$13,704	7.3%	$4,053	7.8%	$10,052	6.0%	$1,726	5.7%	$29,535	6.7%

Total finance receivables	$188,562	100.0%	$52,001	100.0%	$168,604	100.0%	$30,307	100.0%	$439,474	100.0%

Finance receivables in nonaccrual status	$6,194	3.3%	$1,645	3.2%	$2,618	1.6%	$642	2.1%	$11,099	2.5%

Following is a summary of finance receivables evaluated for impairment at December 31, 2013 and 2012:

	December 31, 2013
	Small Installment	Large Installment	Automobile Purchase	Retail Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$846	$173	$398	$146	$1,563
Customers in Chapter 13 bankruptcy	1,498	1,677	3,706	143	7,024

Total impaired accounts specifically evaluated	$2,344	$1,850	$4,104	$289	$8,587
Finance receivables evaluated collectively	286,635	41,461	177,022	30,979	536,097

Finance receivables outstanding	$288,979	$43,311	$181,126	$31,268	$544,684

Accounts in bankruptcy in nonaccrual status	$667	$426	$804	$58	$1,955

Amount of the specific reserve for impaired accounts	$1,246	$756	$1,565	$180	$3,747

Average impaired accounts	$2,079	$1,935	$3,831	$273	$8,118

Amount of the general component of the reserve	$14,124	$1,477	$9,262	$1,479	$26,342

	December 31, 2012
	Small Installment	Large Installment	Automobile Purchase	Retail Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$725	$251	$357	$83	$1,416
Customers in Chapter 13 bankruptcy	420	1,666	3,101	71	5,258

Total impaired accounts specifically evaluated	$1,145	$1,917	$3,458	$154	$6,674
Finance receivables evaluated collectively	187,417	50,084	165,146	30,153	432,800

Finance receivables outstanding	$188,562	$52,001	$168,604	$30,307	$439,474

Accounts in bankruptcy in nonaccrual status	$97	$463	$858	$33	$1,451

Amount of the specific reserve for impaired accounts	$854	$787	$1,420	$109	$3,170

Average impaired accounts	$1,192	$1,732	$2,952	$108	$5,984

Amount of the general component of the reserve	$10,515	$1,966	$7,004	$961	$20,446

It is not practical to compute the amount of interest earned on impaired loans.

Note 5. Property and Equipment

At December 31, 2013 and 2012, property and equipment consisted of the following:

	2013	2012
Land and building	$847	$847
Furniture, fixtures, and equipment	15,163	11,970
Leasehold improvements	2,410	1,859

	18,420	14,676
Less accumulated depreciation	11,320	9,565

	$7,100	$5,111

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 totaled $2,174, $1,492, and $1,204, respectively.

Note 6. Leases

Future minimum rent commitments under non-cancellable operating leases in effect as of December 31, 2013 are as follows:

Year Ending December 31,	Amount
2014	$4,406
2015	3,370
2016	2,040
2017	879
2018	371
Thereafter	27

$11,093

Leases generally contain options to extend for periods from 1 to 10 years; the cost of such extensions is not included above. Rent expense for the years ended December 31, 2013, 2012, and 2011 equaled $4,339, $3,539, and $2,607, respectively. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance on properties that it leases.

Note 7. Goodwill

The following summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2013 and 2012:

	2013	2012
Balance at beginning of year
Goodwill	$363	$363
Accumulated goodwill impairment losses	—	—

Goodwill acquired during the year	353	—
Impairment losses	—	—

Balance at end of year
Goodwill	716	363
Accumulated goodwill impairment losses	—	—

	$716	$363

The Company performed an annual impairment test during the fourth quarter of fiscal 2013 and determined that none of the recorded goodwill was impaired.

Note 8. Intangibles

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer list	$2,589	$1,203	$2,673	$858

Intangible amortization expense for the years ended December 31, 2013, 2012, and 2011 totaled $676, $779, and $79, respectively.

The following table sets forth the future amortization of intangible assets:

Year Ending December 31,	Amount
2014	$550
2015	363
2016	264
2017	164
2018	45

$1,386

Note 9. Other Assets

Other assets include the following at December 31, 2013 and 2012:

	2013	2012
Restricted cash	$1,900	$1,338
Prepaid expenses	1,478	1,033
Debt issuance costs, net of accumulated amortization	1,127	671
Income tax receivable	—	3,661
Interest rate caps	—	1
Other	917	657

	$5,422	$7,361

Note 10. Debt

Following is a summary of the Company’s debt as of December 31, 2013 and 2012:

	2013	2012
Senior revolving credit facility	$362,750	$292,379
Secured line of credit	—	—

	$362,750	$292,379

Unused amount of senior revolving credit facility, subject to borrowing base	$137,250	$32,621

The Company’s senior revolving credit facility contains restrictive covenants. At December 31, 2013, the Company was in compliance with all debt covenants. In May 2013, the senior revolving credit facility was amended to increase the senior secured maximum available borrowings from $325,000 to $500,000. The accordion feature that allows for expansion was also increased from $75,000 to $100,000. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one month and six months, with a LIBOR floor of 1.00%, plus an applicable margin (3.00% as of December 31, 2013) based on its leverage ratio. Alternatively, the Company may pay interest at a rate based on the prime rate plus an applicable margin (which was 2.00% as of December 31, 2013). The Company also pays an unused line fee of 50 basis points per annum, which declines to 37.5 basis points at certain usage levels. The current agreement is set to expire May 2016. Advances on this agreement are at 85% of eligible finance receivables. The senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of substantially all of its subsidiaries.

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

The Company has a $1,500 line of credit, which is secured by a mortgage on the Company’s headquarters, with a commercial bank to facilitate its cash management program. The interest rate is prime plus 0.25% with a minimum of 5.00% and interest is payable monthly. The line of credit matures January 18, 2015 and there are no significant restrictive covenants associated with this line of credit.

The one-month LIBOR was 0.25% at December 31, 2013 and 2012, although under the senior revolving credit facility the minimum LIBOR rate is 1.0%. The prime rate was 3.25% at December 31, 2013 and 2012.

Following is a summary of principal payments required on outstanding debt during each of the next five years:

Year Ending December 31,	Amount
2014	$—
2015	—
2016	362,750
2017	—
2018	—

Total	$362,750

Note 11. Sale of Common Stock, Temporary Equity, and Preferred Stock

On April 2, 2012, the Company closed the sale of 3,150,000 shares of its $0.10 par value common stock at $15.00 per share, before underwriting discounts and offering expenses. The following table summarizes the results of this transaction included in Common Stock and Additional Paid-in-Capital:

	$0.10 Par Value Common Shares	Common Stock Amount	Additional Paid-in- Capital
Balance December 31, 2011	9,336,727	$934	$28,150
Sale of common stock	3,150,000	315	46,935
Underwriting discount and offering expenses	—	—	(7,469)
Reclassification of temporary equity	—	—	12,000
Stock option expense	—	—	542

Balance December 31, 2012	12,486,727	$1,249	$80,158

The stockholders agreement between the Company, Regional Holdings LLC, the sponsors, and the individual owners provided that the individual owners have the right to put their stock back to the Company if an initial public offering did not occur within five years of the acquisition date, March 21, 2007. The put option was exercisable for 90 days following March 21, 2012, amended on March 12, 2012 to May 21, 2012. The purchase price of the stock was the then fair value, and the option was subject to contingencies, principally failure to complete an initial public offering and approval of the senior lender. The Company valued this put option at the original purchase price of $12,000. The initial public offering closed on April 2, 2012, and the value of the put option was reclassified as additional paid-in-capital.

The Company’s articles of incorporation authorize the Company to issue up to 100,000,000 shares of Preferred Stock, par value $0.10 per share. The Board of Directors is expressly authorized, by resolution or resolutions, at any time and from time to time, to provide out of the unissued shares of Preferred Stock for one or more series of Preferred Stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers (if any) of the shares of such series, and the powers, preferences, and relative, participating, optional, or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series and to cause to be filed with the Secretary of State of the State of Delaware a certificate of designation with respect thereto. The powers, preferences, and relative, participating, optional, and other special rights of each series of Preferred Stock, and the qualifications, limitations, or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Except as otherwise required by law, holders of a series of Preferred Stock shall be entitled only to such voting rights, if any, as shall expressly be granted thereto by the Company’s Amended and Restated Certificate of Incorporation (including any certificate of designations relating to such series).

Note 12. Interest Rate Caps

The Company had an interest rate caps with a notional amount of $150,000, a strike rate of 6.0% which expired unused on March 4, 2014. The following is a summary of changes in the rate caps:

	2013	2012
Balance at end of prior year	$1	$28
Purchases	—	—
Fair value adjustment included as an (increase) in interest expense	(1)	(27)

Balance sheet at December 31, included in other assets	$—	$1

Note 13. Disclosure About Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Finance receivables: Finance receivables are originated at prevailing market rates. The Company’s finance receivable portfolio turns approximately 1.4 times per year. The portfolio turnover is calculated by dividing cash payments and renewals by the average finance receivables. Management believes that the carrying value approximates the fair value of its finance receivable portfolio.

Repossessed assets: Repossessed assets are valued at the lower of the receivable balance on the finance receivable prior to repossession or estimated net realizable value. The Company estimates net realizable value at the projected cash value upon liquidation, less costs to sell the related collateral.

Interest rate caps: The fair value of the interest rate caps is the estimated amount the Company would receive to terminate the cap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for assets and creditworthiness of the Company for liabilities.

Debt: The Company refinanced its senior revolving credit facility in January 2012, and further amended the senior revolving credit facility in July 2012, March 2013, May 2013, and November 2013. As a result of the refinancing, the Company believes that the fair value of this variable rate debt approximates its carrying value at December 31, 2013. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$4,121	$4,121	$3,298	$3,298
Restricted cash	1,900	1,900	1,338	1,338
Level 2 inputs
Interest rate caps	—	—	1	1
Level 3 inputs
Net finance receivables	514,595	514,595	415,858	415,858
Repossessed assets	548	548	711	711
Liabilities
Level 3 inputs
Senior revolving credit facility	362,750	362,750	292,379	292,379

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

	Interest Rate Caps
December 31,	Total	Level 1	Level 2	Level 3
2013	$—	$—	$—	$—
2012	1	—	1	—

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the balance sheet by level within the hierarchy as of December 31, 2013 and 2012 for which a nonrecurring change in fair value has been recorded during the years ended December 31, 2013 and 2012:

	Repossessed Assets
December 31,	Total	Level 1	Level 2	Level 3	Total Losses
2013	$548	$—	$—	$548	$492
2012	711	—	—	711	456

Note 14. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by individual states in which it operates.

Income tax expense was $17,460, $14,561, and $12,290 for the years ended December 31, 2013, 2012, and 2011, respectively, which differed from the amount computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 2013, 2012, and 2011 to total income before income taxes as a result of the following:

	2013	2012	2011
U. S. federal tax expense at statutory rate	$16,189	$13,760	$11,666
Increase (reduction) in income taxes resulting from:
Small insurance company income exclusion	—	(451)	(511)
State tax, net of federal benefit	1,112	1,026	883
Other	159	226	252

	$17,460	$14,561	$12,290

Income tax expense attributable to total income before income taxes consists of the following for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Current:
U. S. federal	$18,297	$7,467	$7,104
State and local	2,457	1,132	825

	20,754	8,599	7,929

Deferred:
U. S. federal	(2,549)	5,516	3,828
State and local	(745)	446	533

	(3,294)	5,962	4,361

Total	$17,460	$14,561	$12,290

Net deferred tax liabilities consist of the following as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Allowance for credit losses	$10,769	$8,427
Unearned insurance commissions	1,461	1,278
Deferred loan fees	3,601	219
Stock based compensation	988	922
Fair value adjustment on interest rate cap	12	84
Amortization of intangible assets	501	334
Accrued expenses	694	390

Gross deferred tax assets	18,026	11,654

Deferred tax liabilities:
Fair market value adjustment of finance receivables	16,753	14,221
Deferred loan costs	2,226	1,790
Tax over book depreciation	1,182	1,002
Prepaid expenses	510	402
Other	8	186

Gross deferred tax liabilities	20,679	17,601

Net deferred tax (liabilities)	$(2,653)	$(5,947)

At December 31, 2013, the Company did not have any material uncertain tax positions.

Note 15. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012, and 2011:

	2013
	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$28,794	12,572,298	$2.29
Effect of dilutive securities
Options to purchase common stock	—	321,395	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$28,794	12,893,693	$2.23

Options to purchase 26,500 shares of common stock at $33.93 per share were outstanding during the year ended December 31, 2013, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	2012
	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$24,752	11,694,924	$2.12
Effect of dilutive securities
Options to purchase common stock	—	285,824	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$24,752	11,980,748	$2.07

Options to purchase 310,000 shares of common stock at $15.00 per share were outstanding during the year ended December 31, 2012, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	2011
	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$21,040	9,336,727	$2.25
Effect of dilutive securities
Options to purchase common stock	—	284,240	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$21,040	9,620,967	$2.19

Note 16. Related Party Transactions

Prior to the initial public offering in March 2012, the Company was majority owned by two sponsors and its former founding stockholders. The Company had consulting agreements with three of its individual owners that ended after the closing of the Company’s initial public offering in April 2012. Following is a summary of transactions during the years ended December 31, 2012 and 2011 with the sponsors and the individual owners who retain an interest in the Company.

	Individual Owners	Sponsors
2012:
Interest paid on mezzanine debt	$195	$812
Financing fees	3	12
Consulting/Advisory fees expense	563	888
2011:
Interest paid on mezzanine debt	$772	$3,491
Consulting/Advisory fees expense	450	525

Note 17. Employee Benefit Plans

Retirement savings plan: The Company has a defined contribution employee benefit plan (401(k) plan) covering full-time employees who have at least one year of service. The Company made a matching contribution equal to 100 percent of the first three percent of an employee’s gross income and 50 percent of the next two percent of gross income in 2013, 2012, and 2011. In 2011, the Company adopted a safe-harbor plan and as such the matching contribution is not discretionary. For the years ended December 31, 2013, 2012, and 2011, the Company recorded expense for the Company’s match of $416, $367, and $271, respectively.

Health insurance plan: Prior to May 1, 2011, the Company had a self-insured health plan available to all full-time salaried employees after one month of service. At the beginning of each plan year, the Company estimated the total cost of health insurance for the forthcoming year, allocated a portion of the cost to plan participants, and paid the balance of the cost. The Company had insurance to protect against claims in excess individual and aggregate amounts. Effective May 1, 2011, the Company adopted a fully insured health insurance plan where the per-employee cost is fixed for the plan year. Employees pay a portion of the cost and the Company pays the balance. The Company’s expense for the years ended December 31, 2013, 2012, and 2011 was $2,724, $1,907, and $1,432, respectively.

The Company offers a minimum essential coverage insurance plan for newly hired hourly employees and hourly employees not then participating in the health plan discussed above. A portion of the premium is paid by the employee and the balance by the Company. The insurance company bears all risk of loss on this policy.

Annual incentive plan: The Company maintains an annual incentive plan for executive officers and other management team members. The plan establishes 5 performance metrics with specific weighting factors. Amounts paid under the annual incentive plan and charged to operating expenses were $597, $545, and $660 for the years ended December 31, 2013, 2012, and 2011, respectively. These annual incentive plan payments are subject to approval by the compensation committee.

Stock compensation plans: The Company has the 2007 Management Incentive Plan (the “2007 Stock Plan”) and the 2011 Stock Incentive Plan (the “2011 Stock Plan”). Under these plans, 1,987,412 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Company’s Board of Directors (the “Board”). All grants are made at 100% of the fair value at the date of grant. Options granted under the 2007 Stock Plan vest at 20% at the date of grant and 20% on the anniversary date of the grant each year thereafter for four years. Options granted under the 2011 Stock Plan vest at 20% on the anniversary date of the grant each year for five years. In addition, these options vest and become exercisable in full under certain circumstances following the occurrence of a Change of Control (as defined in the Option Award Agreements).

Participants who are awarded options must exercise their options within a maximum of ten years of the grant. As of December 31, 2013, there were 498,128 and 447,790 shares available for grant under the 2011 Stock Plan and 2007 Stock Plan, respectively. However, the Company no longer intends to grant awards under the 2007 Stock Plan.

The Company recognizes compensation expense in the financial statements for all stock-based payments based upon the fair value.

The fair value of option grants are estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for option grants during the twelve months ended December 31, 2013 and 2012. No stock options were granted in 2011.

	2013	2012
Expected volatility	47.74%	48.49%
Expected dividends	0.00%	0.00%
Expected term (in years)	10.00	10.00
Risk-free rate	2.03%	2.20%
Vesting period (in years)	5	5

Expected volatility is based on the historic volatility of a publicly traded company in the same industry. The risk free interest rate is based on the U.S. Treasury yield at the date the Board approved the option awards for the period (nine to ten years) over which options are exercisable.

For the years ended December 31, 2013, 2012, and 2011, the Company recorded stock-based compensation expense in the amount of $702, $542, and $191, respectively. As of December 31, 2013, unrecognized stock-based compensation expense to be recognized over future periods approximated $2,950. This amount will be recognized as expense over a period of 3.8 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $258, $211, and $74 for the years ended December 31, 2013, 2012, and 2011, respectively.

A summary of the status of the Company’s stock option plans are presented below (shares in thousands):

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	887	$8.66
Granted	127	20.33
Exercised	(140)	6.25
Forfeited	(8)	15.00

Options outstanding at December 31, 2013	866	$10.70	5.6	$20,118

Options exercisable at December 31, 2013	519	$6.53	3.6	$14,234

Available for grant at December 31, 2013	946

At December 31, 2013, the options have a weighted-average remaining contractual life of 5.6 years.

The intrinsic value was calculated by applying the Company’s own market value for December 31, 2013. The total intrinsic values of options exercised were $2,448 for December 31, 2013. No options were exercised during 2012.

Information on the activity of non-vested options for the years ended December 31, 2013 and 2012, respectively, follows (shares in thousands):

	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested options, beginning of the year	285	$15.00	45	$5.46
Granted	127	20.33	310	15.00
Vested	(57)	15.00	(57)	7.54
Forfeited	(8)	15.00	(13)	15.00

Non-vested options, end of the year	347	$16.95	285	$15.00

In October 2013, the Board revised its standard compensation arrangement for its non-employee directors. Effective for annual service years beginning in 2014, the Company will award its non-employee directors a cash retainer and shares of restricted common stock totaling approximately $1,200 in the aggregate. The restricted stock awards will occur five days following the Company’s annual meeting of stockholders and will be fully vested upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company. Also, due to the fact that the Company had not yet acted to award its non-employee directors equity compensation for annual service commencing in 2013, the Company awarded each of its non-employee directors 4,484 shares of its common stock, effective October 28, 2013. For the purpose of satisfying income tax obligations, each director was entitled, at his election, to forego up to 40% of the 4,484 shares subject to his award in order to receive a cash payment equivalent to the value of the foregone shares. The awards, which were made pursuant to the terms of the 2011 Stock Plan, were fully vested at the time of the grant and the Company incurred $1,200 of incremental director compensation expense for 2013.

Employment agreements: The Company has employment contracts or letter agreements with four members of senior management. These contracts and agreements stipulate the payment of salary, bonus, perquisites, and stock option awards to the affected individuals.

Note 18. Commitments and Contingencies

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

Note 19. Restricted Assets

RMC Reinsurance, Ltd. is a wholly-owned insurance subsidiary of the Company. The Company sells optional insurance products to its customers in connection with its lending operations. These optional products include credit life, credit accident and health, property insurance, and involuntary unemployment insurance. The Company also collects a fee for collateral protection and purchases non-file insurance in lieu of recording and perfecting the Company’s security interest in the assets pledged on certain loans. Insurance premiums are remitted to an unaffiliated company that issues the policy to the customer. This unaffiliated company cedes the premiums to the Company’s wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. Life insurance premiums are ceded to the Company as written and non-life products are ceded as earned. The premiums and commissions received by the Company are deferred and amortized to income over the life of the insurance policy using the constant yield method.

The Company maintains a cash reserve for life insurance claims in an amount determined by the ceding company. The cash reserve secures a letter of credit issued by a commercial bank in favor of the ceding company. The ceding company maintains the reserves for non-life claims.

Reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Following are total net premiums written and reinsured and total earned premiums for the years-ended December 31, 2013, 2012, and 2011:

Year Ending December 31,	Net Written Premiums	Earned Premiums
2013	$17,260	$16,057
2012	15,718	14,473
2011	14,220	13,115

RMC Reinsurance, Ltd. is required to maintain cash reserves for a letter of credit against life insurance policies ceded to it, as determined by the ceding company. In April 2013, the letter of credit was increased to $1,900 in favor of the ceding company. The letter of credit is secured by a cash deposit of $1,900. The cash securing the letter of credit is presented as restricted cash in the other asset category in the accompanying balance sheets, which totaled $1,900 and $1,338 at December 31, 2013 and 2012, respectively.

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

Guaranteed Auto Protection: The Company offers a self-insured Guaranteed Auto Protection (“GAP”) to customers in North Carolina and Alabama. A GAP program is a contractual arrangement whereby the Company forgives the insured customer’s automobile purchase loan if the automobile is determined to be a total loss by the primary insurance carrier and insurance proceeds are not sufficient to pay off the customer’s loan. The Company recognized $270, $251, and $376 of GAP revenue for the years ended December 31, 2013, 2012, and 2011, respectively. This revenue is recognized over the life of the loan. Losses are recognized in the period in which they occur.

Note 20. Business Combination

The following table sets forth the business combination activity for the year ended December 31, 2013 and 2012:

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

Note 21: Quarterly Information (unaudited)

The Company has made immaterial corrections to its previously filed financial statements included in this Annual Report on Form 10-K to reflect the corrections in the proper period (see Note 2). The following tables summarize the Company’s revised quarterly financial information for each of the four quarters of 2013 and 2012:

	2013
	First	Second	Third	Fourth
Total revenue	$38,600	$39,182	$44,305	$48,542
Provision for credit losses	8,071	8,405	11,078	11,638
General and administrative expenses	16,686	17,339	17,534	19,480
Interest expense	3,081	3,241	3,913	3,909
Income tax	3,998	3,793	4,539	5,130
Net income	$6,764	$6,404	$7,241	$8,385
Net income per common share:
Basic	$0.54	$0.51	$0.58	$0.66
Diluted	$0.53	$0.50	$0.56	$0.65

	2012
	First	Second	Third	Fourth
Total revenue	$31,527	$31,908	$35,372	$36,890
Provision for credit losses	5,627	5,908	7,384	8,846
General and administrative expenses	12,861	13,326	14,372	14,999
Consulting and advisory fees	1,451	—	—	—
Interest expense	3,540	2,341	2,705	3,024
Income tax	3,024	3,882	4,103	3,552
Net income	$5,024	$6,451	$6,808	$6,469
Net income per common share:
Basic	$0.54	$0.52	$0.55	$0.52
Diluted	$0.52	$0.51	$0.53	$0.51

Note 22: Subsequent Events

The Company has evaluated events subsequent to December 31, 2013, to assess the need for potential recognition or disclosure in the financial statements. Such events were evaluated through the date the financial statements were issued.

The Company modernized its Paid Time Off (“PTO”) policy effective February 1, 2014. The new policy terms are more consistent with industry practices and aligned with the goals of the Company. The policy change had accounting implications. Under the legacy policy, employees earned PTO in one year and then were able to use the PTO in the following year. That type of policy created a PTO liability under compensated absences accounting literature. Under the new policy, PTO is earned and used in the same calendar year, eliminating a PTO liability at the end of each year, with the exception of carry over PTO granted in extenuating circumstances. In the transition to the new policy, employees were given the opportunity to forfeit earned and unused PTO days under the legacy policy in exchange for additional PTO days and other benefits under the new policy. As a result, effective January 31, 2014, based upon employee elections in January 2014, the PTO liability for certain employees was eliminated, and beginning February 1, 2014, such employees began accruing PTO under the new policy. The effect of the policy change was reflected in the period the change was implemented. Thus, in the first quarter of 2014, this change in policy resulted in a liability reversal of approximately $1,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for the preparation, integrity, accuracy, and fair presentation of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and include amounts based on judgments and estimates by management.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements in accordance with GAAP. Our internal control over financial reporting is supported by internal audits, appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel, and codes of ethics adopted by our Company’s Board of Directors that are applicable to all directors, officers, and employees of our Company.

Because of its inherent limitations, no matter how well designed, internal control over financial reporting may not prevent or detect all misstatements. Internal controls can only provide reasonable assurance with respect to financial statement preparation and presentation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s chief executive officer and chief financial officer, as of December 31, 2013. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, McGladrey LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2013.

Changes in Internal Control

During 2013, the Company completed the implementation of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002. In connection with its internal control implementation work in 2013, the Company discovered that non-income based franchise taxes in certain states were not properly expensed when incurred. In addition, in 2014, the Company discovered that its accrual calculation for compensated absences was inconsistent with the compensated absences policy and that the Company was not appropriately deferring and recognizing certain insurance premiums over the period of risk of loss. The Company, in consultation with its advisors, has determined that the Company’s incorrect recording of franchise tax expense, compensated absence expense, and insurance premium revenue are, individually and in the aggregate, “significant deficiencies” (as defined under standards established by the American Institute of Certified Public Accountants). Management has identified and has implemented the necessary corrections to its accounting and internal control structure to fully remediate the significant deficiencies and has certified in this Annual Report on Form 10-K that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Proposal One: Election of Directors,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Compensation and Other Information Concerning Our Executive Officers and Directors” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) and reviews it at least annually. The Code of Ethics applies to all of our directors, officers, and employees and is posted on the Company’s Investor Relations website under the “Corporate Governance” tab at www.regionalmanagement.com. A stockholder may request a copy of the Code of Ethics by contacting our Corporate Secretary at 509 West Butler Road, Greenville, South Carolina 29607. To the extent permissible under applicable law, the rules of the SEC, and NYSE listing standards, we intend to disclose on our website any amendment to our Code of Ethics, or any grant of a waiver from a provision of our Code of Ethics, that requires disclosure under applicable law, the rules of the SEC, or NYSE listing standards.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the information presented under the headings “Corporate Governance Matters” and “Compensation and Other Information Concerning Our Executive Officers and Directors” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to the information presented under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Information Concerning Our Executive Officers and Directors” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance Matters” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the information presented under the heading “Proposal Two: Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2013 and December 31, 2012

(iii)	Consolidated Statements of Income for the Years Ended December 31, 2013, December 31, 2012, and December 31, 2011

(iv)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, December 31, 2012, and December 31, 2011

(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, December 31, 2012, and December 31, 2011

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(b)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(c)	Separate Financial Statements and Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Management Corp.

Date: March 17, 2014	/s/ Thomas F. Fortin
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2014.

/s/ Thomas F. Fortin	Name:	Thomas F. Fortin
	Title:	Chief Executive Officer and Director (principal executive officer)

/s/ Donald E. Thomas	Name:	Donald E. Thomas
	Title:	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ David Perez	Name:	David Perez
	Title:	Chairman of the Board of Directors

/s/ Roel C. Campos	Name:	Roel C. Campos
	Title:	Director

/s/ Richard T. Dell’Aquila	Name:	Richard T. Dell’Aquila
	Title:	Director

/s/ Richard A. Godley	Name:	Richard A. Godley
	Title:	Director

/s/ Alvaro G. de Molina	Name:	Alvaro G. de Molina
	Title:	Director

/s/ Carlos Palomares	Name:	Carlos Palomares
	Title:	Director

/s/ Erik A. Scott	Name:	Erik A. Scott
	Title:	Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Regional Management Corp.		8-K	001-35477	3.1	4/2/2012

3.2	Amended and Restated Bylaws of Regional Management Corp.		8-K	001-35477	3.2	4/2/2012

10.1	Amended and Restated Shareholders Agreement, dated as of March 27, 2012, among Regional Management Corp., Parallel 2005 Equity Fund, LP, Palladium Equity Partners III, L.P., and the other stockholders party thereto		8-K	001-35477	10.1	4/2/2012

10.2.1	Fourth Amended and Restated Loan and Security Agreement, dated as of January 18, 2012, among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, and Regional Finance Corporation of Tennessee, as borrowers		S-1/A	333-174245	10.2	3/2/2012

10.2.2	Extension, Joinder and First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of July 31, 2012, among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, and Regional Finance Company of Missouri, LLC, as borrowers		8-K	001-35477	10.1	8/1/2012

10.2.3	Joinder and Second Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated as of March 29, 2013, by and among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, Regional Finance Company of Missouri, LLC, Regional Finance Company of Georgia, LLC, RMC Financial Services of Florida, LLC, Regional Finance Company of Louisiana, LLC, and Regional Finance Company of Mississippi, LLC, as borrowers.	8-K	001-35477	10.1	4/4/2013

10.2.4	Joinder, Extension and Third Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated as of May 13, 2013, by and among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, Regional Finance Company of Missouri, LLC, Regional Finance Company of Georgia, LLC, RMC Financial Services of Florida, LLC, Regional Finance Company of Louisiana, LLC, Regional Finance Company of Mississippi, LLC, Regional Finance Company of Kentucky, LLC, and Regional Finance Company of Virginia, LLC as borrowers.	8-K	001-35477	10.1	5/14/2013

10.2.5	Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated as of November 13, 2013, by and among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, Regional Finance Company of Missouri, LLC, Regional Finance Company of Georgia, LLC, RMC Financial Services of Florida, LLC, Regional Finance Company of Louisiana, LLC, Regional Finance Company of Mississippi, LLC, Regional Finance Company of Kentucky, LLC, and Regional Finance Company of Virginia, LLC as borrowers.		8-K	001-35477	10.1	11/18/2013

10.3†	Regional Management Corp. 2007 Management Incentive Plan		S-1/A	333-174245	10.4	6/23/2011

10.4.1†	Regional Management Corp. 2011 Stock Incentive Plan and Forms of Nonqualified Stock Option Agreement		S-1/A	333-174245	10.5	8/4/2011

10.4.2†	Form of Stock Award Agreement under the 2011 Stock Incentive Plan	X

10.4.3†	Form of Restricted Stock Award Agreement under the 2011 Stock Incentive Plan	X

10.5†	Regional Management Corp. Annual Incentive Plan		S-1/A	333-174245	10.6	8/4/2011

10.6†	Description of Non-Employee Director Compensation Program	X

10.7.1†	Employment Agreement, dated as of March 21, 2007, between C. Glynn Quattlebaum and Regional Management Corp.; First Amendment, dated as of July 18, 2008; Second Amendment, dated effective as of January 1, 2009; Third Amendment, dated as of April 13, 2010; and Fourth Amendment, dated as of May 17, 2011		S-1/A	333-174245	10.11	6/23/2011

10.7.2†	Amendment 1 to Employment Agreement, dated as of March 8, 2012, between Regional Management Corp. and C. Glynn Quattlebaum		S-1/A	333-174245	10.14	3/12/2012

10.7.3†#	Fifth Amendment to Employment Agreement, dated October 8, 2012, between Regional Management Corp. and C. Glynn Quattlebaum		10-K	001-35477	10.7.3	3/18/13

10.8†	Employment Agreement, dated March 18, 2013, between Thomas F. Fortin and Regional Management Corp.		8-K	001-35477	10.1	3/21/2013

10.9†	Letter agreement, dated as of December 12, 2012, between Regional Management Corp. and Donald E. Thomas		8-K	001-35477	10.1	12/18/2012

10.10†	Letter agreement, dated as of December 12, 2012, between Regional Management Corp. and Brian J. Fisher		10-K	001-35477	10.11	3/18/13

10.11†	Option Award Agreement, dated as of October 11, 2007, between Regional Management Corp. and C. Glynn Quattlebaum		S-1/A	333-174245	10.10	6/23/2011

10.12†	Option Award Agreement, dated as of February 26, 2008, between Regional Management Corp. and Thomas F. Fortin		S-1/A	333-174245	10.8	6/23/2011

10.13#	On-Line Computer Service Agreement, dated October 25, 2013, by and between DHI Computing Service, Inc. d/b/a GOLDPoint Systems and Regional Management Corp.		8-K	001-35477	10.1	10/30/2013

21.1	Subsidiaries of Regional Management Corp.	X

23.1	Consent of McGladrey LLP	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101+	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text	X

†	Indicates a management contract or a compensatory plan, contract, or arrangement.
#	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
+	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.