Form 10-Q
period 2014-03-31
Regional Management Corp.
filed 2014-05-08
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, the registrant had outstanding 12,701,821 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash	$6,265	$4,121
Gross finance receivables	601,514	658,176
Less unearned finance charges, insurance premiums, and commissions	(99,780)	(113,492)

Finance receivables	501,734	544,684
Allowance for credit losses	(34,325)	(30,089)

Net finance receivables	467,409	514,595
Property and equipment, net of accumulated depreciation	7,370	7,100
Repossessed assets at net realizable value	806	548
Goodwill	716	716
Intangible assets, net	1,219	1,386
Other assets	4,826	5,422

Total assets	$488,611	$533,888

Liabilities and Stockholders’ Equity
Liabilities:
Deferred tax liability, net	$1,802	$2,653
Accounts payable and accrued expenses	9,320	7,312
Senior revolving credit facility	310,315	362,750

Total liabilities	321,437	372,715
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized, 12,668,577 and 12,652,197 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,267	1,265
Additional paid-in-capital	83,706	83,317
Retained earnings	82,201	76,591

Total stockholders’ equity	167,174	161,173

Total liabilities and stockholders’ equity	$488,611	$533,888

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue
Interest and fee income	$44,078	$34,046
Insurance income, net	3,295	2,964
Other income	2,208	1,590

Total revenue	49,581	38,600

Expenses
Provision for credit losses	16,945	8,071
General and administrative expenses
Personnel	11,174	10,223
Occupancy	3,420	2,516
Marketing	982	505
Other	4,322	3,442
Interest expense	3,763	3,081

Total expenses	40,606	27,838

Income before income taxes	8,975	10,762
Income taxes	3,365	3,998

Net income	$5,610	$6,764

Net income per common share:
Basic	$0.44	$0.54

Diluted	$0.43	$0.53

Weighted average common shares outstanding:
Basic	12,654,927	12,502,378

Diluted	13,005,639	12,780,508

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Total
Balance, December 31, 2012	1,249	80,158	47,797	129,204
Issuance of stock awards	2	867	—	869
Proceeds from exercise of stock options	14	859	—	873
Excess tax benefit from exercise of stock options	—	731	—	731
Stock option expense	—	702	—	702
Net income	—	—	28,794	28,794

Balance, December 31, 2013	1,265	83,317	76,591	161,173
Proceeds from exercise of stock options	2	88	—	90
Excess tax benefit from exercise of stock options	—	100	—	100
Stock option expense	—	201	—	201
Net income	—	—	5,610	5,610

Balance, March 31, 2014	$1,267	$83,706	$82,201	$167,174

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,610	$6,764
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,945	8,071
Depreciation and amortization	1,001	730
Accretion of discounts on purchased receivables	(35)	(7)
Amortization of stock compensation expense	201	179
Deferred income taxes, net	(851)	(211)
Changes in operating assets and liabilities:
Decrease in other assets	185	2,730
Increase (decrease) in other liabilities	2,008	(1,487)

Net cash provided by operating activities	25,064	16,769

Cash flows from investing activities:
Net repayment of finance receivables	30,276	81
Purchase of property and equipment	(950)	(943)

Net cash provided by (used in) investing activities	29,326	(862)

Cash flows from financing activities:
Net payments on senior revolving credit facility	(52,435)	(19,342)
Payments for debt issuance costs	(1)	(18)
Proceeds from exercise of stock options	90	536
Excess tax benefits from exercise of stock options	100	408
Net advances on other notes payable	—	68

Net cash used in financing activities	(52,246)	(18,348)

Net change in cash	2,144	(2,441)
Cash:
Beginning	4,121	3,298

Ending	$6,265	$857

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$3,612	$2,965

Cash payments for income taxes	$604	$473

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

(in thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation

Basis of presentation: The consolidated financial statements of Regional Management Corp. (the “Company,” “we,” “us,” and “our”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q adopted by the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our current Annual Report on Form 10-K for the year ended December 31, 2013 and filed with the SEC.

Note 2. Nature of Business and Significant Accounting Policies

Nature of business: The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small installment loans, large installment loans, automobile purchase loans, retail purchase loans, and related credit insurance. As of March 31, 2014, the Company operated offices in 281 locations in the states of Alabama (49 offices), Georgia (3 offices), North Carolina (29 offices), New Mexico (8 offices), Oklahoma (27 offices), South Carolina (70 offices), Tennessee (21 offices), and Texas (74 offices) under the names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit, AutoCredit Source, RMC Retail, and Sun Finance. The Company opened 17 new offices during the three months ended March 31, 2014.

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

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities for the periods indicated in the financial statements. Actual results could differ from those estimates.

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

Note 3. Revision of Financial Statements

The Company has made immaterial revisions to its previously-filed financial statements included in this Quarterly Report on Form 10-Q to reflect revisions in the proper period. For details on the revision, see Part II, Item 6, Note 2. “Revision of Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The effect of the immaterial revisions in the consolidated financial statements for the periods indicated are as follows:

	Consolidated Statements of Income Three Months Ended March 31, 2013
	As Reported	Revised	Change
Insurance income, net	$2,933	$2,964	$31
Total revenue	38,569	38,600	31
Personnel	10,033	10,223	190
Other	3,366	3,442	76
Total expenses	27,572	27,838	266
Income before income taxes	10,997	10,762	(235)
Income taxes	4,069	3,998	(71)
Net income	$6,928	$6,764	$(164)
Net income per common share:
Basic	$0.55	$0.54	$(0.01)
Diluted	$0.54	$0.53	$(0.01)

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2013
	As Reported	Revised	Change (1)
Net income	$6,928	$6,764	$(164)
Accretion of discounts on purchased receivables	—	(7)	(7)
Decrease in other assets	2,773	2,730	(43)
Increase (decrease) in other liabilities	(1,709)	(1,487)	222
Net cash provided by operating activities	16,761	16,769	8
Net repayment of finance receivables	71	81	10
Net cash provided by (used in) investing activities	(872)	(862)	10
Payments for debt issuance costs	—	(18)	(18)
Net cash used in financing activities	(18,330)	(18,348)	(18)

(1)	Includes the change due to the revision as well as certain prior period amounts that have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Note 4. Finance Receivables, Allowance for Credit Losses, and Credit Quality Information

Finance receivables consisted of the following:

	March 31, 2014	December 31, 2013
Small installment loans	$255,061	$288,979
Large installment loans	41,868	43,311
Automobile purchase loans	175,152	181,126
Retail purchase loans	29,653	31,268

Finance receivables	$501,734	$544,684

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$30,089	$23,616
Provision for credit losses	16,945	8,071
Finance receivables charged off	(13,098)	(7,356)
Recoveries	389	299

Balance at end of period	$34,325	$24,630

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

	Balance January 1, 2014	Provision	Charge-Offs	Recoveries	Balance March 31, 2014	Finance Receivables March 31, 2014	Allowance as Percentage of Finance Receivable Balance March 31, 2014
Small installment	$15,370	$11,636	$(8,738)	$214	$18,482	$255,061	7.2%
Large installment	2,233	330	(501)	88	2,150	41,868	5.1%
Automobile purchase	10,827	4,145	(3,151)	62	11,883	175,152	6.8%
Retail purchase	1,659	834	(708)	25	1,810	29,653	6.1%

Total	$30,089	$16,945	$(13,098)	$389	$34,325	$501,734	6.8%

	Balance January 1, 2013	Provision	Charge-Offs	Recoveries	Balance March 31, 2013	Finance Receivables March 31, 2013	Allowance as Percentage of Finance Receivable Balance March 31, 2013
Small installment	$11,369	$3,560	$(4,102)	$139	$10,966	$180,386	6.1%
Large installment	2,753	1,084	(765)	79	3,151	46,023	6.8%
Automobile purchase	8,424	2,781	(2,057)	66	9,214	175,299	5.3%
Retail purchase	1,070	646	(432)	15	1,299	30,636	4.2%

Total	$23,616	$8,071	$(7,356)	$299	$24,630	$432,344	5.7%

Finance receivables associated with customers in bankruptcy as a percentage of total finance receivables were 1.4% and 1.3% as of March 31, 2014 and December 31, 2013, respectively. The following is a summary of the finance receivables associated with customers in bankruptcy as of the periods indicated:

	March 31, 2014	December 31, 2013
Small installment	$1,465	$1,498
Large installment	1,580	1,677
Automobile purchase	3,805	3,706
Retail purchase	153	143

Total	$7,003	$7,024

The contractual delinquency of the finance receivable portfolio by component for the periods indicated are as follows:

	March 31, 2014
	Small Installment		Large Installment		Automobile Purchase		Retail Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$205,355	80.5%	$32,922	78.6%	$129,511	74.0%	$25,016	84.3%	$392,804	78.3%
1 to 29 days delinquent	27,369	10.7%	6,477	15.5%	35,288	20.1%	3,131	10.6%	72,265	14.4%

Delinquent accounts
30 to 59 days	5,981	2.4%	934	2.3%	4,702	2.7%	417	1.5%	12,034	2.4%
60 to 89 days	4,540	1.8%	429	1.0%	2,264	1.3%	246	0.8%	7,479	1.5%
90 days and over	11,816	4.6%	1,106	2.6%	3,387	1.9%	843	2.8%	17,152	3.4%

Total delinquency	$22,337	8.8%	$2,469	5.9%	$10,353	5.9%	$1,506	5.1%	$36,665	7.3%

Total finance receivables	$255,061	100.0%	$41,868	100.0%	$175,152	100.0%	$29,653	100.0%	$501,734	100.0%

Finance receivables in nonaccrual status	$11,816	4.6%	$1,106	2.6%	$3,387	1.9%	$843	2.8%	$17,152	3.4%

	December 31, 2013
	Small Installment		Large Installment		Automobile Purchase		Retail Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$227,916	78.8%	$32,513	75.1%	$122,313	67.5%	$24,829	79.4%	$407,571	74.9%
1 to 29 days delinquent	35,425	12.3%	7,788	18.0%	45,841	25.3%	4,249	13.6%	93,303	17.1%

Delinquent accounts
30 to 59 days	8,030	2.8%	1,220	2.8%	7,089	4.0%	749	2.4%	17,088	3.1%
60 to 89 days	5,600	1.9%	530	1.2%	2,721	1.5%	416	1.3%	9,267	1.7%
90 days and over	12,008	4.2%	1,260	2.9%	3,162	1.7%	1,025	3.3%	17,455	3.2%

Total delinquency	$25,638	8.9%	$3,010	6.9%	$12,972	7.2%	$2,190	7.0%	$43,810	8.0%

Total finance receivables	$288,979	100.0%	$43,311	100.0%	$181,126	100.0%	$31,268	100.0%	$544,684	100.0%

Finance receivables in nonaccrual status	$12,008	4.2%	$1,260	2.9%	$3,162	1.7%	$1,025	3.3%	$17,455	3.2%

Following is a summary of finance receivables evaluated for impairment for the periods indicated:

	March 31, 2014
	Small Installment	Large Installment	Automobile Purchase	Retail Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$1,957	$274	$484	$177	$2,892
Customers in Chapter 13 bankruptcy	1,465	1,580	3,805	153	7,003

Total impaired accounts specifically evaluated	$3,422	$1,854	$4,289	$330	$9,895
Finance receivables evaluated collectively	251,639	40,014	170,863	29,323	491,839

Finance receivables outstanding	$255,061	$41,868	$175,152	$29,653	$501,734

Accounts in bankruptcy in nonaccrual status	$558	$360	$1,034	$61	$2,013

Amount of the specific reserve for impaired accounts	$2,446	$808	$1,856	$213	$5,323

Average impaired accounts	$3,176	$1,860	$4,301	$342	$9,680

Amount of the general component of the reserve	$16,036	$1,342	$10,027	$1,597	$29,002

	December 31, 2013
	Small Installment	Large Installment	Automobile Purchase	Retail Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$846	$173	$398	$146	$1,563
Customers in Chapter 13 bankruptcy	1,498	1,677	3,706	143	7,024

Total impaired accounts specifically evaluated	$2,344	$1,850	$4,104	$289	$8,587
Finance receivables evaluated collectively	286,635	41,461	177,022	30,979	536,097

Finance receivables outstanding	$288,979	$43,311	$181,126	$31,268	$544,684

Accounts in bankruptcy in nonaccrual status	$667	$426	$804	$58	$1,955

Amount of the specific reserve for impaired accounts	$1,246	$756	$1,565	$180	$3,747

Average impaired accounts	$2,079	$1,935	$3,831	$273	$8,118

Amount of the general component of the reserve	$14,124	$1,477	$9,262	$1,479	$26,342

It is not practical to compute the amount of interest earned on impaired loans.

Note 5. Debt

The Company’s senior revolving credit facility contains restrictive covenants. At March 31, 2014, the Company was in compliance with all debt covenants. As of March 31, 2014, the company had $189,685 of unused capacity on the credit facility. Advances on this agreement are at 85% of eligible finance receivables and are subject to adjustment at certain credit quality levels (83% as of March 31, 2014).

Note 6. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

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

Debt: The Company refinanced its senior revolving credit facility in January 2012, and further amended the senior revolving credit facility in July 2012, March 2013, May 2013, and November 2013. As a result of the refinancing, the Company believes that the fair value of this variable rate debt approximates its carrying value at March 31, 2014. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$6,265	$6,265	$4,121	$4,121
Restricted cash	1,900	1,900	1,900	1,900
Level 3 inputs
Net finance receivables	467,409	467,409	514,595	514,595
Repossessed assets	806	806	548	548

Liabilities
Level 3 inputs
Senior revolving credit facility	310,315	310,315	362,750	362,750

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

Note 7. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by individual states in which it operates.

Note 8. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31, 2014
	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$5,610	12,654,927	$0.44
Effect of dilutive securities
Options to purchase common stock	—	350,712	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$5,610	13,005,639	$0.43

Options to purchase 26,500 shares of common stock at $33.93 per share were outstanding during the three months ended March 31, 2014, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Three Months Ended March 31, 2013
	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$6,764	12,502,378	$0.54
Effect of dilutive securities
Options to purchase common stock	—	278,130	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$6,764	12,780,508	$0.53

Options to purchase 410,000 shares of common stock at $15.00 to $16.73 per share were outstanding during the three months ended March 31, 2013, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 9. Employee Benefit Plans

Paid time off policy: The Company modernized its Paid Time Off (“PTO”) policy effective February 1, 2014. The new policy terms are more consistent with industry practices on the amount of PTO, eligible service requirements, cashout policy, and the use of partial PTO days. The policy change had accounting implications. Under the legacy policy, employees earned PTO in one year and then were able to use the PTO in the following year. That type of policy created a PTO liability under compensated absences accounting literature. Under the new policy, PTO is earned and used in the same calendar year, eliminating a PTO liability at the end of each year (with the exception of carryover PTO granted in extenuating circumstances). In the transition to the new policy, employees were given the opportunity to forfeit earned and unused PTO days under the legacy policy in exchange for additional PTO days and other benefits under the new policy or to remain on the old policy. As a result, effective January 31, 2014, based upon employee elections in January 2014, the PTO liability for certain employees was eliminated, and beginning February 1, 2014, such employees began accruing PTO under the new policy. The effect of the policy change was reflected in the period the change was implemented. Thus, in the first quarter of 2014, this change in policy resulted in a reversal of $1.4 million of personnel expense.

Health insurance plan: As of May 1, 2014, the Company will no longer offer a minimum essential coverage insurance plan for newly-hired hourly employees and hourly employees not participating in the Company’s major medical health plan.

Stock compensation plans: The Company has the 2007 Management Incentive Plan (the “2007 Stock Plan”) and the 2011 Stock Incentive Plan (the “2011 Stock Plan”). Under these plans, 1,987,412 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Company’s Board of Directors (the “Board”). All grants are made at 100% of the fair value at the date of grant. Options granted under the 2007 Stock Plan vest 20% at the date of grant and 20% on the anniversary date of the grant each year thereafter for four years. Options granted under the 2011 Stock Plan vest 20% on the anniversary date of the grant each year for five years. In addition, these options vest and become exercisable in full under certain circumstances following the occurrence of a Change of Control as defined in the Option Award Agreements. Participants who are awarded options must exercise their options within a maximum of ten years of the grant. As of March 31, 2014, there were 498,128 and 447,790 shares available for grant under the 2011 Stock Plan and 2007 Stock Plan, respectively. However, the Company no longer intends to grant awards under the 2007 Stock Plan.

The Company recognizes compensation expense in the financial statements for all stock-based payments based upon the fair value.

The fair value of option grants are estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for option grants during the three months ended March 31, 2013. No stock options were granted in the three months ended March 31, 2014.

Three Months Ended March 31, 2013
Expected volatility	48.49%
Expected dividends	0.00%
Expected term (in years)	10.00
Risk-free rate	1.76%
Vesting period (in years)	5

Expected volatility is based on the historic volatility of a publicly-traded company in the same industry. The risk free interest rate is based on the U.S. Treasury yield at the date the Board approved the option awards for the period (nine to ten years) over which options are exercisable.

For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense in the amount of $201 and $179, respectively. As of March 31, 2014, unrecognized stock-based compensation expense to be recognized over future periods approximated $2,749. This amount will be recognized as expense over a period of 3.5 years. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $77 and $70 for the three months ended March 31, 2014 and 2013, respectively.

A summary of the status of the Company’s stock option plans is presented below (shares in thousands):

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	866	$10.70
Granted	—	—
Exercised	(16)	5.46
Forfeited	—	—

Options outstanding at March 31, 2014	850	$10.80	5.4	$12,022

Options exercisable at March 31, 2014	578	$7.72	4.0	$9,794

Available for grant at March 31, 2014	946

The intrinsic value was calculated by applying the Company’s own market value for March 31, 2014. The total intrinsic values of options exercised were $316 and $1,423 for the three months ended March 31, 2014 and 2013, respectively.

Information on the activity of non-vested options for the periods indicated are as follows (shares in thousands):

	Three Months Ended March 31, 2014
	Shares	Weighted Average Grant Date Fair Value
Non-vested options, beginning of the year	347	$16.95
Granted	—	—
Vested	(75)	15.46
Forfeited	—	—

Non-vested options, end of the period	272	$17.36

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

Note 11. Restricted Assets

RMC Reinsurance, Ltd. is a wholly-owned insurance subsidiary of the Company. RMC Reinsurance, Ltd. is required to maintain cash reserves for a letter of credit against life insurance policies ceded to it, as determined by the ceding company. In April 2013, the letter of credit was increased to $1,900 in favor of the ceding company. The letter of credit is secured by a cash deposit of $1,900. The cash securing the letter of credit is presented as restricted cash in the other asset category in the accompanying balance sheets, which totaled $1,900 at March 31, 2014 and December 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the risks set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (which was filed with the SEC on March 17, 2014). The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements contained elsewhere in this report, as well as our audited consolidated financial statements, including the notes thereto, and the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 281 locations in the states of South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, New Mexico, and Georgia as of March 31, 2014. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Installment Loans – As of March 31, 2014, we had approximately 254,000 small installment loans outstanding, representing $255.1 million in finance receivables.

•	Large Installment Loans – As of March 31, 2014, we had approximately 11,700 large installment loans outstanding, representing $41.9 million in finance receivables.

•	Automobile Purchase Loans – As of March 31, 2014, we had approximately 18,900 automobile purchase loans outstanding, representing $175.2 million in finance receivables.

•	Retail Purchase Loans – As of March 31, 2014, we had approximately 29,300 retail purchase loans outstanding, representing $29.7 million in finance receivables.

•	Insurance Products – We offer our customers optional payment protection insurance products relating to many of our loan products.

Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small installment loans and automobile purchase loans have historically been the largest component. We offer retail purchase loans and automobile purchase loans through online credit application networks. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

Revision of Financial Statements. The Company has made immaterial revisions to its previously-filed financial statements included in this Quarterly Report on Form 10-Q to reflect revisions in the proper period. For details on the revision, see Part II, Item 6, Note 2. “Revision of Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees from our loan products is largely driven by the amount of loans that we originate. We originated or purchased approximately 120,900, 172,900, and 21,100 new loan accounts during 2012, 2013, and the first three months of 2014, respectively. Average finance receivables grew 32.2% from $361.1 million in 2012 to $477.4 million in 2013. Average finance receivables grew 19.8% from $438.7 million in the first three months of 2013 to $525.8 million in the first three months of 2014. We source our loans through our branches and our direct mail program, as well as through automobile dealerships and retailers that partner with us. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened or acquired 51, 43, and 17 new branches in 2012, 2013, and the first three months of 2014, respectively. We believe we have the opportunity to add as many as 800 additional branches over time in the states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

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

Asset Quality. Our results of operations are highly dependent upon the quality of our asset portfolio. We recorded a $39.2 million provision for credit losses during 2013 (or 8.2% of average finance receivables) and a $16.9 million provision for credit losses during the first three months of 2014 (or annualized 12.9% of average finance receivables). The quality of our asset portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing and collection of the portfolio, and respond to changing economic conditions as we grow our loan portfolio.

Allowance for Credit Losses. We evaluate losses in each of our four categories of loans in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables (in thousands):

	As of March 31, 2014			As of December 31, 2013
	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Small installment loans	$255,061	$18,482	7.2%	$288,979	$15,370	5.3%
Large installment loans	41,868	2,150	5.1%	43,311	2,233	5.2%
Automobile purchase loans	175,152	11,883	6.8%	181,126	10,827	6.0%
Retail purchase loans	29,653	1,810	6.1%	31,268	1,659	5.3%

Total	$501,734	$34,325	6.8%	$544,684	$30,089	5.5%

The allowance for credit losses uses the net charge-off rate for the most recent six months (small installment loans), ten months (large installment loans), twelve months (automobile purchase loans), and eleven months (retail purchase loans) as a percentage of the most recent month-end balance of loans as a key data point in estimating the allowance. We believe that the primary underlying factors driving the provision for credit losses for each of these loan types are the general economic conditions in the areas in which we conduct business and the effectiveness of our collection efforts. In addition, gasoline prices and the market for repossessed automobiles at auction are additional underlying factors that we believe influence the provision for credit losses for automobile purchase loans and, to a lesser extent, large installment loans. We monitor these factors, the monthly trend of delinquencies, and the slow file (which consists of all loans one or more days past due) to identify trends that might require an increased allowance, and we modify the allowance for credit losses accordingly.

Interest Rates. Our costs of funds are affected by changes in interest rates, and the interest rate that we pay on our senior revolving credit facility is a floating rate. Our interest rate caps matured unused on March 4, 2014. We are evaluating interest rate management options and in 2014 intend to enter into an interest rate management transaction or arrangement to replace the matured unused interest rate caps.

Efficiency Ratio. One of our key operating metrics is our efficiency ratio, which is calculated by dividing the sum of general and administrative expenses by total revenue. Our efficiency ratio was 40.1% in the first three months of 2014, compared to 43.2% in the same period of 2013. The decrease in the ratio in 2014 is primarily due to a change in our Paid Time Off (“PTO”) policy.

We modernized our PTO policy effective February 1, 2014. The new policy terms are more consistent with industry practices on the amount of PTO, eligible service requirements, cashout policy, and the use of partial PTO days. The policy change had accounting implications. Under the legacy policy, employees earned PTO in one year and then were able to use the PTO in the following year. That type of policy created a PTO liability under compensated absences accounting literature. Under the new policy, PTO is earned and used in the same calendar year, eliminating a PTO liability at the end of each year (with the exception of carryover PTO granted in extenuating circumstances). In the transition to the new policy, employees were given the opportunity to forfeit earned and unused PTO days under the legacy policy in exchange for additional PTO days and other benefits under the new policy or to remain on the old policy. As a result, effective January 31, 2014, based upon employee elections in January 2014, the PTO liability for certain employees was eliminated, and beginning February 1, 2014, such employees began accruing PTO under the new policy. The effect of the policy change was reflected in the period the change was implemented. Thus, in the first quarter of 2014, this change in policy resulted in a reversal of $1.4 million of personnel expense.

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

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. As of March 31, 2014, we had pledged a $1.9 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Interest Expense. Our interest expense consists primarily of interest payable and amortization of debt issuance costs in respect of borrowings under our senior revolving credit facility. Interest expense also includes costs attributable to unused line fees.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of total revenue (unaudited):

	Three Months Ended March 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Interest and fee income	$44,078	88.9%	$34,046	88.2%
Insurance income, net	3,295	6.6%	2,964	7.7%
Other income	2,208	4.5%	1,590	4.1%

Total revenue	49,581	100.0%	38,600	100.0%

Expenses
Provision for credit losses	16,945	34.2%	8,071	20.9%
General and administrative expenses
Personnel	11,174	22.5%	10,223	26.5%
Occupancy	3,420	6.9%	2,516	6.5%
Marketing	982	2.0%	505	1.3%
Other	4,322	8.7%	3,442	8.9%
Interest expense	3,763	7.6%	3,081	8.0%

Total expenses	40,606	81.9%	27,838	72.1%

Income before income taxes	8,975	18.1%	10,762	27.9%
Income taxes	3,365	6.8%	3,998	10.4%

Net income	$5,610	11.3%	$6,764	17.5%

Regional Management Corp.

Selected Financial Data

Three Months Ended March 31, 2014 and 2013

(Unaudited)

(in thousands)

	Components of Increase in Interest and Fee Income Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$9,848	$684	$10,532
Large installment loans	(447)	(61)	(508)
Automobile purchase loans	328	(299)	29
Retail purchase loans	(8)	(13)	(21)

Total increase in interest and fee income	$9,721	$311	$10,032

	Loans Originated (1) Three Months Ended March 31,
	2014	2013
Small installment loans	$128,244	$101,710
Large installment loans	13,583	12,508
Automobile purchase loans	23,696	34,934
Retail purchase loans	8,547	8,923

Total finance receivables	$174,070	$158,075

(1)	Represents gross balance of loan originations, including unearned finance charges

	Three Months Ended March 31,
	2014		2013
	Amount	Percentage of Average Finance Receivables (Annualized)	Amount	Percentage of Average Finance Receivables (Annualized)
Net charge-offs as a percentage of average finance receivables	$12,709	9.7%	$7,057	6.4%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for credit losses	$16,945	34.2%	$8,071	20.9%
General and administrative expenses	$19,898	40.1%	$16,686	43.2%

	Amount	Growth Rate	Amount	Growth Rate
Same store finance receivables at period-end/growth rate	$446,814	5.7%	$373,563	28.7%
Same store revenue during period/growth rate	$44,583	16.8%	$34,066	14.4%
Number of branches in calculation	221		168

	Finance Receivables as of March 31,
	2014	2013
Small installment loans	$255,061	$180,386
Large installment loans	41,868	46,023
Automobile purchase loans	175,152	175,299
Retail purchase loans	29,653	30,636

Total finance receivables	$501,734	$432,344

Number of branches at period end	281	232
Average finance receivables per branch	$1,786	$1,864

	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables
Allowance for credit losses	$34,325	6.8%	$30,089	5.5%	$24,630	5.7%
Delinquent accounts:
30 to 59 days	$12,034	2.4%	$17,088	3.1%	$9,961	2.3%
60 to 89 days	7,479	1.5%	9,267	1.7%	5,451	1.3%
90 to 119 days	5,653	1.1%	6,842	1.3%	3,767	0.9%
120 to 149 days	4,242	0.8%	5,108	0.9%	2,464	0.6%
150 to 179 days	3,557	0.7%	3,409	0.6%	1,876	0.4%
180 days and over	3,700	0.7%	2,096	0.4%	2,986	0.7%

Total contractual delinquency	$36,665	7.3%	$43,810	8.0%	$26,505	6.1%

Comparison of March 31, 2014, Versus March 31, 2013

The following is a discussion of the changes by product type:

•	Small Installment Loans – Small installment loans (loans with an original principal balance of $2,500 or less) outstanding increased by $74.7 million, or 41.4%, to $255.1 million at March 31, 2014, from $180.4 million at March 31, 2013. Our direct mail campaigns drove significant loan growth in existing and new branches. In addition, the growth in receivables at the branches opened in 2013 contributed to the growth in overall small installment loans outstanding.

•	Large Installment Loans – Large installment loans outstanding decreased by $4.2 million, or 9.0%, to $41.9 million at March 31, 2014, from $46.0 million at March 31, 2013. In 2013 we increased our internal small installment loan limit from $2,000 to $2,500 in some states in order to achieve consistency with our enterprise-wide limit, which caused a shift of some loans in those states from the large installment loan category to the small installment loan category.

•	Automobile Purchase Loans – Automobile purchase loans outstanding decreased by $147,000, or 0.1%, to $175.2 million at March 31, 2014, from $175.3 million at March 31, 2013. This decrease is due to our strategic decision to deploy a greater proportion of capital to the higher yielding small installment loan category and maintain consistent balances in the highly competitive indirect automobile category.

•	Retail Purchase Loans – Retail purchase loans outstanding decreased $1.0 million, or 3.2%, to $29.7 million at March 31, 2014, from $30.6 million at March 31, 2013. The decrease in retail purchase loans outstanding resulted from our strategic decision to maintain consistent balances in retail purchase loans and improve the total finance receivable portfolio yield.

Comparison of the Three Months Ended March 31, 2014, Versus the Three Months Ended March 31, 2013

Net Income and Revenue. Net income decreased $1.2 million, or 17.1%, to $5.6 million during the three months ended March 31, 2014, from $6.8 million during the prior year period. The decrease was primarily due to increased charge-offs and provision for credit losses. Total revenues increased $11.0 million during the three months ended March 31, 2014, a 28.4% increase over the prior year period. The increase in revenues is attributable to strong loan growth in existing branches, combined with the opening or acquisition of 49 additional branches since March 31, 2013.

Interest and Fee Income. Interest and fee income increased $10.0 million, or 29.5%, to $44.1 million during the three months ended March 31, 2014, from $34.0 million during the prior year period. The increase in interest and fee income was due primarily to a 19.8% increase in average finance receivables during the year, assisted by an increase in the average yield on loans from 31.0% to 33.5% and statutory increases in allowable interest and fees in North Carolina and Texas. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories (in thousands):

	Three Months Ended March 31,
	2014		2013
	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Small installment loans	$274,787	45.3%	$187,658	43.9%
Large installment loans	42,607	26.7%	49,017	27.3%
Automobile purchase loans	177,962	19.7%	171,411	20.4%
Retail purchase loans	30,466	17.9%	30,650	18.0%

Total interest and fee yield	$525,822	33.5%	$438,736	31.0%

Insurance Income. Insurance income increased $331,000, or 11.2%, to $3.3 million during the three months ended March 31, 2014 from $3.0 million during the prior year period. The increase in insurance income was due primarily to a 19.8% increase in average finance receivables. However, annualized insurance income as a percentage of average finance receivables decreased from 2.7% to 2.5%. The decline is primarily attributable to the increase in loans originated through our direct mail campaigns where we do not have the opportunity to discuss our insurance offerings with the customer.

Other Income. Other income increased $618,000, or 38.9%, to $2.2 million during the three months ended March 31, 2014 from $1.6 million during the prior year period. The largest component of other income is late charges, which increased $613,000, or 47.9%, to $1.9 million during the three months ended March 31, 2014 from $1.3 million during the prior year period. The increase in late charges was due primarily to a 19.8% increase in average finance receivables.

Provision for Credit Losses. Our provision for credit losses increased $8.9 million, or 109.9%, to $16.9 million during the three months ended March 31, 2014 from $8.1 million during the prior year period. The increase in the provision was primarily due to elevated contractual delinquencies and an increase in net charge-offs. Annualized net loans charged-off were 9.7% and 6.4% of average finance receivables for the period ended March 31, 2014 and 2013, respectively. The higher delinquency level and net charge-offs were primarily the result of elevated accounts per employee which caused challenges in servicing the growth in accounts. Elevated levels of net charge-offs are expected for the next several months.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $3.2 million, or 19.2%, to $19.9 million during the three months ended March 31, 2014 from $16.7 million during the prior year period. This increase was primarily the result of adding 49 branches to our network since March 31, 2013. Our efficiency ratio (general and administrative expenses as a percentage of revenue) decreased to 40.1% during the three months ended March 31, 2014 from 43.2% during the prior year period. This decrease was primarily due to a change in our PTO policy which resulted in a $1.4 million liability reversal.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $1.0 million, or 9.3%, to $11.2 million during the three months ended March 31, 2014 from $10.2 million in the prior year period. This increase is primarily attributable to the number of new branches opened, offset by a $1.4 million liability reversal due to a change in our PTO policy. At March 31, 2013, we had 232 branches; whereas, at March 31, 2014 we had 281 branches. We expect personnel costs to increase in order to maintain accounts per employee at an appropriate level.

Occupancy. Occupancy expenses increased $904,000, or 35.9%, to $3.4 million during the three months ended March 31, 2014 from $2.5 million during the prior year period. The increase in occupancy expenses is the result of 49 additional branches since March 31, 2013, phone system costs, and upgraded communication lines. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses increased $477,000, or 94.5%, to $1.0 million during the three months ended March 31, 2014 from $0.5 million during the prior year period. The increase was due to the increases in our direct mail campaigns consistent with our 2014 marketing plan.

Other Expenses. Other expenses increased $880,000, or 25.6%, to $4.3 million during the three months ended March 31, 2014 from $3.4 million during the prior year period. The increase was primarily due to the costs associated with the addition of 49 new branches since March 31, 2013 and other legal and audit costs associated with being a growing public company.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $682,000, or 22.1%, to $3.8 million during the three months ended March 31, 2014 from $3.1 million during the prior year period. This increase was due primarily to the increase in the average balance of our senior revolving credit facility. The average cost of our senior revolving credit facility increased by 12 basis points to 4.43% for the three months ended March 31, 2014 from 4.31% for the prior year period. The difference was due primarily to an increase in unused line fees.

Income Taxes. Income taxes decreased $633,000, or 15.8%, to $3.4 million during the three months ended March 31, 2014 from $4.0 million during the prior year period. The decrease in income taxes was due to a decrease in net income before taxes. The effective tax rate increased 34 basis points to 37.49% during the three months ended March 31, 2014 from 37.15% during the prior year period. The increase in the effective tax rate was primarily due to the expiration of the Work Opportunity Tax Credit.

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

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of March 31, 2014, these reserve requirements totaled $1.9 million. Additionally, we had a reserve for life insurance claims on our balance sheet of $218,000, as determined by the third party, unrelated ceding company.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $8.3 million, or 49.5%, to $25.1 million during the three months ended March 31, 2014 from $16.8 million during the prior year period. The increase was primarily due to higher net income, before provision for credit losses, due to growth in the business.

Investing Activities. Investing activities consist of finance receivables originated and the purchase of furniture and equipment for new and existing branches. Net cash provided by investing activities for the three months ended March 31, 2014 was $29.3 million compared to net cash used by investing activities of $862,000 for the prior year period, a net increase of $30.2 million in net cash provided by investing activities. The increase was primarily from a greater decline in finance receivables in the three months ended March 31, 2014 versus the prior year period. We issued lower yielding, higher acceptance rate direct mailings in the three months ended March 31, 2013, driving small installment loan growth in that period. In addition, we targeted steady balances in the second half of 2013 in the automobile and retail purchase loan categories to increase the total finance receivable portfolio yield.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuance of common stock. During the three months ended March 31, 2014, net cash used in financing activities was $52.2 million, resulting in an increase in net cash used in financing activities of $33.9 million from the prior year period. The increase in net cash used in financing activities was primarily a result of an increase in net payments on the senior revolving credit facility due to increased cash available from repayments of finance receivables.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into an amended and restated senior revolving credit facility with a syndicate of banks in January 2012, which was subsequently amended in July 2012, March 2013, May 2013, and November 2013. The amended and restated senior revolving credit facility provides for up to $500.0 million in availability, with a borrowing base of 85% of eligible finance receivables and subject to adjustment at certain credit quality levels (83% as of March 31, 2014), and matures in May 2016. The facility has an accordion provision that allows for the expansion of the facility to $600.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one month and six months, with a LIBOR floor of 1.00%, plus an applicable margin based on our leverage ratio. Alternatively, we may pay interest at a rate based on the prime rate (which was 3.25% as of March 31, 2014) plus an applicable margin (which was 2.0% as of March 31, 2014). We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $375.0 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $310.3 million at March 31, 2014. At March 31, 2014, we were in compliance with our debt covenants. A year or more in advance of the May 2016 maturity date of our amended and restated senior revolving credit facility, we intend to extend its maturity date or take other appropriate action to address repayment upon maturity.

We believe that cash flow from operations and borrowings under our senior revolving credit facility will be adequate to fund the expected cost of opening or acquiring new offices, including funding initial operating losses of new offices and funding finance receivables originated by those offices and our other offices for the next twelve months and for the foreseeable future. From time to time, we have needed and obtained, and expect that we will continue to need on a periodic basis, an increase in the borrowing limits under our senior revolving credit facility. We have successfully obtained such increases in the past and anticipate that we will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

We had entered into interest rate caps to manage interest rate risk associated with a notional amount of $150.0 million of our LIBOR-based borrowings. The interest rate caps matured unused on March 4, 2014. We are evaluating interest rate management options and in 2014 intend to enter into an interest rate management transaction or arrangement to replace the matured unused interest rate caps.

Other Financing Arrangements. We have a $1.5 million line of credit with a commercial bank to facilitate our cash management program, which is secured by a mortgage on our headquarters. The interest rate is prime plus 0.25%, with a minimum of 5.00%, and interest is payable monthly. The line of credit matures on January 18, 2015. There are no significant restrictive covenants associated with this line of credit. There was no outstanding borrowings under this line of credit at March 31, 2014.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities for the periods indicated in the financial statements. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

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

We evaluate the loans of customers in Chapter 13 bankruptcy for impairment as troubled debt restructurings. We have adopted the policy of aggregating loans with similar risk characteristics for purposes of computing the amount of impairment. In connection with the adoption of this practice, we compute the estimated impairment on our Chapter 13 bankrupt loans in the aggregate by discounting the projected cash flows at the original contract rates on the loan using the terms imposed by the bankruptcy court. We applied this method in the aggregate to each of our four categories of loans.

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

We fully reserve for all loans at the date that the loan is contractually delinquent 180 days. We initiate repossession proceedings on certain loans when we have exhausted other means of collection and, in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed vehicles through public sales conducted by independent automobile auction organizations, after the required post-possession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

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

We recognize income on credit insurance products using the constant yield method over the life of the related loan. Rebates are computed using statutory methods, which in many cases is the Rule of 78s method, and any difference between the constant yield method and the statutory method is recognized in income at the time of rebate.

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

Prior to our initial public offering in 2012, our stock was not publicly-traded. We used the performance of the common stock of a publicly-traded company whose business is comparable to ours to estimate the volatility of our stock. The risk-free rate is based on the U.S. Treasury yield at the date our Board approved the option awards for the period over which the options are exercisable.

Income Taxes.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of March 31, 2014, we had not taken any tax position that exceeds the amount described above.

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

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At March 31, 2014, our outstanding debt under our senior revolving credit facility was $310.3 million and interest on borrowings under this facility was approximately 4.43% for the quarter ended March 31, 2014, including amortization of debt issuance costs and an unused line fee. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at March 31, 2014, an increase of 100 basis points in the LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $776 of increased interest expense on an annual basis.

We entered into interest rate caps to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. The interest rate caps matured unused on March 4, 2014. We are evaluating interest rate management options and in 2014 intend to enter into an interest rate management transaction or arrangement to replace the matured unused interest rate caps.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Changes in Internal Control

During 2013, the Company completed the implementation of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002. In connection with its internal control implementation work in 2013, the Company discovered that non-income based franchise taxes in certain states were not properly expensed when incurred. In addition, in the first quarter of 2014, the Company discovered that its accrual calculation for compensated absences was inconsistent with the compensated absences policy and that the Company was not appropriately deferring and recognizing certain insurance premiums over the period of risk of loss. The Company, in consultation with its advisors, has determined that the Company’s incorrect recording of franchise tax expense, compensated absence expense, and insurance premium revenue are, individually and in the aggregate, “significant deficiencies” (as defined under standards established by the American Institute of Certified Public Accountants). Management has identified and has implemented the necessary corrections to its accounting and internal control structure to fully remediate the significant deficiencies and certified in its Annual Report on Form 10-K, filed with the SEC on March 17, 2014, that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

There have been no material changes to our Risk Factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (which was filed with the SEC on March 17, 2014), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: May 8, 2014	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1	Section 1350 Certifications	—	—	—	—	X

101+	The following materials from our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2014 and the year ended December 31, 2013; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X

+	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.