Form 10-Q
period 2014-06-30
Regional Management Corp.
filed 2014-08-07
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 6, 2014, the registrant had outstanding 12,713,573 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash	$3,562	$4,121
Gross finance receivables	622,854	658,176
Less unearned finance charges, insurance premiums, and commissions	(104,879)	(113,492)

Finance receivables	517,975	544,684
Allowance for credit losses	(34,584)	(30,089)

Net finance receivables	483,391	514,595
Property and equipment, net of accumulated depreciation	7,929	7,100
Repossessed assets at net realizable value	615	548
Goodwill	716	716
Intangible assets, net	1,068	1,386
Other assets	6,714	5,422

Total assets	$503,995	$533,888

Liabilities and Stockholders’ Equity
Liabilities:
Deferred tax liability, net	$847	$2,653
Accounts payable and accrued expenses	6,718	7,312
Senior revolving credit facility	324,570	362,750

Total liabilities	332,135	372,715
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized, 12,701,821 and 12,652,197 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,270	1,265
Additional paid-in-capital	83,975	83,317
Retained earnings	86,615	76,591

Total stockholders’ equity	171,860	161,173

Total liabilities and stockholders’ equity	$503,995	$533,888

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Interest and fee income	$42,959	$34,920	$87,037	$68,966
Insurance income, net	2,481	2,772	5,776	5,736
Other income	1,997	1,490	4,205	3,080

Total revenue	47,437	39,182	97,018	77,782

Expenses
Provision for credit losses	13,620	8,405	30,564	16,476
General and administrative expenses
Personnel	13,068	9,882	24,242	20,105
Occupancy	3,713	2,697	7,133	5,213
Marketing	1,750	1,347	2,732	1,852
Other	4,667	3,413	8,990	6,855
Interest expense	3,556	3,241	7,319	6,322

Total expenses	40,374	28,985	80,980	56,823

Income before income taxes	7,063	10,197	16,038	20,959
Income taxes	2,649	3,793	6,014	7,791

Net income	$4,414	$6,404	$10,024	$13,168

Net income per common share:
Basic	$0.35	$0.51	$0.79	$1.05

Diluted	$0.34	$0.50	$0.77	$1.03

Weighted average common shares outstanding:
Basic	12,691,227	12,584,942	12,673,177	12,543,888

Diluted	12,915,673	12,881,117	12,957,976	12,831,040

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Total
Balance, December 31, 2012	1,249	80,158	47,797	129,204
Issuance of stock awards	2	867	—	869
Proceeds from exercise of stock options	14	859	—	873
Excess tax benefit from exercise of stock options	—	731	—	731
Stock option expense	—	702	—	702
Net income	—	—	28,794	28,794

Balance, December 31, 2013	1,265	83,317	76,591	161,173
Issuance of stock awards	3	82	—	85
Proceeds from exercise of stock options	2	88	—	90
Excess tax benefit from exercise of stock options	—	100	—	100
Stock option expense	—	388	—	388
Net income	—	—	10,024	10,024

Balance, June 30, 2014	$1,270	$83,975	$86,615	$171,860

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$10,024	$13,168
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30,564	16,476
Depreciation and amortization	2,034	1,662
Accretion of discounts on purchased receivables	(58)	(330)
Amortization of stock compensation expense	473	358
Fair value adjustments on interest rate caps	—	1
Deferred income taxes, net	(1,806)	1,333
Changes in operating assets and liabilities:
Increase in other assets	(1,656)	(1,247)
Decrease in other liabilities	(593)	(817)

Net cash provided by operating activities	38,982	30,604

Cash flows from investing activities:
Net repayment (originations) of finance receivables	698	(36,806)
Purchase of property and equipment	(2,246)	(2,834)
Payment for business combination, net of cash	—	(575)
Increase in restricted cash	—	(562)

Net cash used in investing activities	(1,548)	(40,777)

Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	(38,180)	9,900
Payments for debt issuance costs	(3)	(1,038)
Proceeds from exercise of stock options	90	536
Excess tax benefits from exercise of stock options	100	408

Net cash provided by (used in) financing activities	(37,993)	9,806

Net change in cash	(559)	(367)
Cash:
Beginning	4,121	3,298

Ending	$3,562	$2,931

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$7,022	$6,048

Cash payments for income taxes	$8,034	$6,666

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

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

Note 2. Nature of Business and Significant Accounting Policies

Nature of business: The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small installment loans, large installment loans, automobile purchase loans, retail purchase loans, and related credit insurance. As of June 30, 2014, the Company operated branches in 293 locations in the states of Alabama (49 branches), Georgia (3 branches), North Carolina (31 branches), New Mexico (13 branches), Oklahoma (27 branches), South Carolina (70 branches), Tennessee (21 branches), and Texas (79 branches) under the names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit, AutoCredit Source, RMC Retail, and Sun Finance. The Company opened 12 new branches during the three months ended June 30, 2014.

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

Use of estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities for the periods indicated in the financial statements. Actual results could differ from those estimates.

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

The effect of the immaterial revisions in the consolidated financial statements for the periods indicated are as follows:

	Consolidated Statements of Income Period Ended June 30, 2013
	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	As Reported (1)	Revised	Change	As Reported (1)	Revised	Change
Insurance income, net	$2,973	$2,772	$(201)	$5,906	$5,736	$(170)
Total revenue	39,383	39,182	(201)	77,952	77,782	(170)
Personnel	9,787	9,882	95	19,820	20,105	285
Other	3,341	3,413	72	6,707	6,855	148
Total expenses	28,818	28,985	167	56,390	56,823	433
Income before income taxes	10,565	10,197	(368)	21,562	20,959	(603)
Income taxes	3,909	3,793	(116)	7,978	7,791	(187)
Net income	$6,656	$6,404	$(252)	$13,584	$13,168	$(416)
Net income per common share:
Basic	$0.53	$0.51	$(0.02)	$1.08	$1.05	$(0.03)
Diluted	$0.52	$0.50	$(0.02)	$1.06	$1.03	$(0.03)

	Consolidated Statements of Cash Flows Six Months Ended June 30, 2013
	As Reported	Revised	Change (1)
Net income	$13,584	$13,168	$(416)
Accretion of discounts on purchased receivables	(787)	(330)	457
Increase in other assets	(2,342)	(1,247)	1,095
Decrease in other liabilities	(1,166)	(817)	349
Net cash provided by operating activities	29,119	30,604	1,485
Net repayment (originations) of finance receivables	(36,359)	(36,806)	(447)
Net cash used in investing activities	(40,330)	(40,777)	(447)
Payments for debt issuance cost	—	(1,038)	(1,038)
Net cash provided by (used in) financing activities	10,844	9,806	(1,038)

(1)	Includes the change due to the revision as well as certain prior period amounts that have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Note 4. Finance Receivables, Allowance for Credit Losses, and Credit Quality Information

Finance receivables consisted of the following:

	June 30, 2014	December 31, 2013
Small installment loans	$275,456	$288,979
Large installment loans	42,996	43,311
Automobile purchase loans	171,777	181,126
Retail purchase loans	27,746	31,268

Finance receivables	$517,975	$544,684

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$34,325	$24,630	$30,089	$23,616
Provision for credit losses	13,620	8,405	30,564	16,476
Finance receivables charged-off	(13,789)	(7,675)	(26,886)	(15,031)
Recoveries	428	259	817	558

Balance at end of period	$34,584	$25,619	$34,584	$25,619

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

	Balance April 1, 2014	Provision	Charge-Offs	Recoveries	Balance June 30, 2014	Finance Receivables June 30, 2014	Allowance as Percentage of Finance Receivable Balance June 30, 2014
Small installment	$18,482	$10,640	$(10,045)	$227	$19,304	$275,456	7.0%
Large installment	2,150	314	(566)	88	1,986	42,996	4.6%
Automobile purchase	11,883	2,117	(2,529)	84	11,555	171,777	6.7%
Retail purchase	1,810	549	(649)	29	1,739	27,746	6.3%

Total	$34,325	$13,620	$(13,789)	$428	$34,584	$517,975	6.7%

	Balance April 1, 2013	Provision	Charge-Offs	Recoveries	Balance June 30, 2013	Finance Receivables June 30, 2013	Allowance as Percentage of Finance Receivable Balance June 30, 2013
Small installment	$10,966	$5,791	$(4,573)	$115	$12,299	$206,915	5.9%
Large installment	3,151	(3)	(607)	90	2,631	44,143	6.0%
Automobile purchase	9,214	1,861	(1,951)	50	9,174	180,349	5.1%
Retail purchase	1,299	756	(544)	4	1,515	30,941	4.9%

Total	$24,630	$8,405	$(7,675)	$259	$25,619	$462,348	5.5%

	Balance January 1, 2014	Provision	Charge-Offs	Recoveries	Balance June 30, 2014	Finance Receivables June 30, 2014	Allowance as Percentage of Finance Receivables June 30, 2014
Small installment	$15,370	$22,276	$(18,783)	$441	$19,304	$275,456	7.0%
Large installment	2,233	643	(1,066)	176	1,986	42,996	4.6%
Automobile purchase	10,827	6,262	(5,680)	146	11,555	171,777	6.7%
Retail purchase	1,659	1,383	(1,357)	54	1,739	27,746	6.3%

Total	$30,089	$30,564	$(26,886)	$817	$34,584	$517,975	6.7%

	Balance January 1, 2013	Provision	Charge-Offs	Recoveries	Balance June 30, 2013	Finance Receivables June 30, 2013	Allowance as Percentage of Finance Receivables June 30, 2013
Small installment	$11,369	$9,352	$(8,676)	$254	$12,299	$206,915	5.9%
Large installment	2,753	1,080	(1,371)	169	2,631	44,143	6.0%
Automobile purchase	8,424	4,644	(4,010)	116	9,174	180,349	5.1%
Retail purchase	1,070	1,400	(974)	19	1,515	30,941	4.9%

Total	$23,616	$16,476	$(15,031)	$558	$25,619	$462,348	5.5%

Finance receivables associated with customers in bankruptcy as a percentage of total finance receivables were 1.3% as of June 30, 2014 and December 31, 2013. The following is a summary of the finance receivables associated with customers in bankruptcy as of the periods indicated:

	June 30, 2014	December 31, 2013
Small installment	$1,434	$1,498
Large installment	1,505	1,677
Automobile purchase	3,819	3,706
Retail purchase	160	143

Total	$6,918	$7,024

The contractual delinquency of the finance receivable portfolio by component for the periods indicated are as follows:

	June 30, 2014
	Small Installment		Large Installment		Automobile Purchase		Retail Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$221,408	80.3%	$32,878	76.4%	$118,721	69.1%	$22,784	82.1%	$395,791	76.4%
1 to 29 days delinquent	34,326	12.5%	7,681	17.9%	42,075	24.5%	3,717	13.4%	87,799	17.0%

Delinquent accounts
30 to 59 days	7,660	2.8%	1,081	2.5%	5,744	3.3%	499	1.8%	14,984	2.9%
60 to 89 days	3,901	1.4%	421	1.0%	2,195	1.3%	255	0.9%	6,772	1.3%
90 days and over	8,161	3.0%	935	2.2%	3,042	1.8%	491	1.8%	12,629	2.4%

Total delinquency	$19,722	7.2%	$2,437	5.7%	$10,981	6.4%	$1,245	4.5%	$34,385	6.6%

Total finance receivables	$275,456	100.0%	$42,996	100.0%	$171,777	100.0%	$27,746	100.0%	$517,975	100.0%

Finance receivables in nonaccrual status	$8,161	3.0%	$935	2.2%	$3,042	1.8%	$491	1.8%	$12,629	2.4%

	December 31, 2013
	Small Installment		Large Installment		Automobile Purchase		Retail Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$227,916	78.8%	$32,513	75.1%	$122,313	67.5%	$24,829	79.4%	$407,571	74.9%
1 to 29 days delinquent	35,425	12.3%	7,788	18.0%	45,841	25.3%	4,249	13.6%	93,303	17.1%

Delinquent accounts
30 to 59 days	8,030	2.8%	1,220	2.8%	7,089	4.0%	749	2.4%	17,088	3.1%
60 to 89 days	5,600	1.9%	530	1.2%	2,721	1.5%	416	1.3%	9,267	1.7%
90 days and over	12,008	4.2%	1,260	2.9%	3,162	1.7%	1,025	3.3%	17,455	3.2%

Total delinquency	$25,638	8.9%	$3,010	6.9%	$12,972	7.2%	$2,190	7.0%	$43,810	8.0%

Total finance receivables	$288,979	100.0%	$43,311	100.0%	$181,126	100.0%	$31,268	100.0%	$544,684	100.0%

Finance receivables in nonaccrual status	$12,008	4.2%	$1,260	2.9%	$3,162	1.7%	$1,025	3.3%	$17,455	3.2%

Following is a summary of finance receivables evaluated for impairment for the periods indicated:

	June 30, 2014
	Small Installment	Large Installment	Automobile Purchase	Retail Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$1,259	$164	$512	$99	$2,034
Customers in Chapter 13 bankruptcy	1,434	1,505	3,819	160	6,918

Total impaired accounts specifically evaluated	$2,693	$1,669	$4,331	$259	$8,952
Finance receivables evaluated collectively	272,763	41,327	167,446	27,487	509,023

Finance receivables outstanding	$275,456	$42,996	$171,777	$27,746	$517,975

Accounts in bankruptcy in nonaccrual status	$506	$327	$990	$59	$1,882

Amount of the specific reserve for impaired accounts	$1,726	$636	$1,901	$146	$4,409

Average impaired accounts	$2,974	$1,828	$4,303	$311	$9,416

Amount of the general component of the reserve	$17,578	$1,350	$9,654	$1,593	$30,175

	December 31, 2013
	Small Installment	Large Installment	Automobile Purchase	Retail Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$846	$173	$398	$146	$1,563
Customers in Chapter 13 bankruptcy	1,498	1,677	3,706	143	7,024

Total impaired accounts specifically evaluated	$2,344	$1,850	$4,104	$289	$8,587
Finance receivables evaluated collectively	286,635	41,461	177,022	30,979	536,097

Finance receivables outstanding	$288,979	$43,311	$181,126	$31,268	$544,684

Accounts in bankruptcy in nonaccrual status	$667	$426	$804	$58	$1,955

Amount of the specific reserve for impaired accounts	$1,246	$756	$1,565	$180	$3,747

Average impaired accounts	$2,079	$1,935	$3,831	$273	$8,118

Amount of the general component of the reserve	$14,124	$1,477	$9,262	$1,479	$26,342

It is not practical to compute the amount of interest earned on impaired loans.

Note 5. Debt

The Company’s senior revolving credit facility contains restrictive covenants. At June 30, 2014, the Company was in compliance with all debt covenants. As of June 30, 2014, the Company had $175,430 of unused capacity on the credit facility. Advances on this agreement are at 85% of eligible finance receivables and are subject to adjustment at certain credit quality levels (83% as of June 30, 2014).

Note 6. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Finance receivables: Finance receivables are originated at prevailing market rates. The Company’s finance receivable portfolio turns approximately 1.4 times per year. The portfolio turnover is calculated by dividing cash payments, renewals, and charge-offs by the average finance receivables. Management believes that the carrying value approximates the fair value of its finance receivable portfolio.

Repossessed assets: Repossessed assets are valued at the lower of the receivable balance on the finance receivable prior to repossession or estimated net realizable value. The Company estimates net realizable value at the projected cash value upon liquidation, less costs to sell the related collateral.

Debt: The Company refinanced its senior revolving credit facility in January 2012, and further amended the senior revolving credit facility in July 2012, March 2013, May 2013, and November 2013. As a result of the refinancing, the Company believes that the fair value of this variable rate debt approximates its carrying value at June 30, 2014. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$3,562	$3,562	$4,121	$4,121
Restricted cash	1,900	1,900	1,900	1,900
Level 3 inputs
Net finance receivables	483,391	483,391	514,595	514,595
Repossessed assets	615	615	548	548
Liabilities
Level 3 inputs
Senior revolving credit facility	324,570	324,570	362,750	362,750

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

Note 8. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$4,414	12,691,227	$0.35	$10,024	12,673,177	$0.79
Effect of dilutive securities
Options to purchase common stock	—	224,446	—	—	284,799	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$4,414	12,915,673	$0.34	$10,024	12,957,976	$0.77

Options to purchase 404,531 shares of common stock at $15.00 to $33.93 per share were outstanding during the three and six months ended June 30, 2014, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$6,404	12,584,942	$0.51	$13,168	12,543,888	$1.05
Effect of dilutive securities
Options to purchase common stock	—	296,175	—	—	287,152	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$6,404	12,881,117	$0.50	$13,168	12,831,040	$1.03

Note 9. Benefit Plans

Paid time off policy: The Company modernized its Paid Time Off (“PTO”) policy effective February 1, 2014. The new policy terms are more consistent with industry practices on the amount of PTO, eligible service requirements, cashout policy, and the use of potential PTO days. The policy change had accounting implications. Under the legacy policy, employees earned PTO in one year and then were able to use the PTO in the following year. That type of policy created a PTO liability under compensated absences accounting literature. Under the new policy, PTO is earned and used in the same calendar year, eliminating a PTO liability at the end of each year (with the exception of carryover PTO granted in extenuating circumstances). In the transition to the new policy, employees were given the opportunity to forfeit earned and unused PTO days under the legacy policy in exchange for additional PTO days and other benefits under the new policy or to remain on the old policy. As a result, effective January 31, 2014, based upon employee elections in January 2014, the PTO liability for certain employees was eliminated, and beginning February 1, 2014, such employees began accruing PTO under the new policy. The effect of the policy change was reflected in the period the change was implemented. Thus, in the first quarter of 2014, this change in policy resulted in a reversal of $1.4 million of personnel expense.

Health insurance plan: As of May 1, 2014, the Company no longer offers a minimum essential coverage insurance plan for newly-hired hourly employees and hourly employees not participating in the Company’s major medical health plan.

Stock compensation plans: The Company previously adopted the 2007 Management Incentive Plan (the “2007 Stock Plan”) and the 2011 Stock Incentive Plan (the “2011 Stock Plan”). Under these plans, 1,987,412 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Company’s Board of Directors (the “Board”). All grants are made at 100% of the fair value at the date of grant. As of June 30, 2014, there were 464,884 and 447,790 shares available for grant under the 2011 Stock Plan and 2007 Stock Plan, respectively. However, the Company no longer intends to grant awards under the 2007 Stock Plan.

The Company recognizes compensation expense in the financial statements for all stock-based payments based upon the fair value. Amounts recognized in the financial statements with respect to stock-based compensation are provided in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense
Stock options	$187	$179	$388	$358
Restricted stock	85	—	85	—

Total stock-based compensation expense	$272	$179	$473	$358

Stock options:

The following table summarizes stock option activity during the six months ended June 30, 2014 (shares in thousands):

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	866	$10.70
Granted	—	—
Exercised	(16)	5.46
Forfeited	—	—

Options outstanding at June 30, 2014	850	$10.80	5.2	$4,584

Options exercisable at June 30, 2014	578	$7.72	3.8	$4,507

Available for grant at June 30, 2014	913

Stock options granted under the 2007 Stock Plan vest 20% at the date of grant and 20% on the anniversary date of the grant each year thereafter for four years. Options granted under the 2011 Stock Plan vest 20% on the anniversary date of the grant each year for five years. In addition, these options vest and become exercisable in full under certain circumstances following the occurrence of a Change of Control as defined in the Option Award Agreements. Participants who are awarded options must exercise their options within a maximum of ten years of the grant.

As of June 30, 2014, unrecognized stock-based compensation expense to be recognized over future periods approximated $2,398. This expense is expected to be recognized over the remaining weighted average vesting period of 3.3 years. The total intrinsic values of options exercised were $316 and $1,423 for the six months ended June 30, 2014 and 2013, respectively. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $72 and $70, for the three months ended June 30, 2014 and 2013 and $150 and $140 for the six months ended June 30, 2014 and 2013, respectively.

The fair value of option grants are estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for option grants during the six months ended June 30, 2013. No stock options were granted in the three months ended June 30, 2014 and 2013 or in the six months ended June 30, 2014.

Six Months Ended June 30, 2013
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

Restricted stock:

The following table summarizes restricted stock activity during the six months ended June 30, 2014 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock, beginning of the year	—	$—
Granted	33	15.34
Vested	—	—
Forfeited	—	—

Non-vested restricted stock, end of the period	33	$15.34

On April 30, 2014, the Company granted 33,244 shares of restricted common stock, with a grant date fair value of $15.34, to its non-employee directors. The awards will be fully vested upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company. Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. As of June 30, 2014, unrecognized stock-based compensation expense to be recognized over future periods approximated $425. This expense is expected to be recognized over the remaining vesting period of 10 months.

Note 10. Commitments and Contingencies

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors, executive officers, and shareholders. The complaint alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities in the September 2013 and December 2013 secondary public offerings. The Company expects that lead plaintiffs will be appointed and will file an amended complaint later this year, after which the Company has two months to respond. The Company believes that the claims against it are without merit and intends to defend against the litigation vigorously.

In the normal course of business, the Company has been named as a defendant in legal actions, including arbitrations, class actions and other litigation arising in connection with its activities. Some of the actual or threatened legal actions include claims for compensatory and punitive damages or claims for indeterminate amounts of damages. While the Company will continue to identify legal actions where the Company believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that we have not yet been notified of or are not yet determined to be probable or reasonably possible and reasonable to estimate.

The Company contests liability and the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability had been incurred and the Company can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to net income. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of loss. In addition, even where a loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

For certain legal actions, we cannot reasonably estimate such losses, particularly for actions that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the actions in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any given action.

For certain other legal actions, the Company can estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but the Company does not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on the consolidated financial statements.

The Company expenses legal costs as they are incurred.

Note 11. Restricted Assets

RMC Reinsurance, Ltd. is a wholly-owned insurance subsidiary of the Company. RMC Reinsurance, Ltd. is required to maintain cash reserves for a letter of credit against life insurance policies ceded to it, as determined by the ceding company. In April 2013, the letter of credit was increased to $1,900 in favor of the ceding company. The letter of credit is secured by a cash deposit of $1,900. The cash securing the letter of credit is presented as restricted cash in the other asset category in the accompanying balance sheets, which totaled $1,900 at June 30, 2014 and December 31, 2013.

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

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 293 locations in the states of South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, New Mexico, and Georgia as of June 30, 2014. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Installment Loans – As of June 30, 2014, we had approximately 262,600 small installment loans outstanding, representing $275.5 million in finance receivables.

•	Large Installment Loans – As of June 30, 2014, we had approximately 11,600 large installment loans outstanding, representing $43.0 million in finance receivables.

•	Automobile Purchase Loans – As of June 30, 2014, we had approximately 18,600 automobile purchase loans outstanding, representing $171.8 million in finance receivables.

•	Retail Purchase Loans – As of June 30, 2014, we had approximately 27,700 retail purchase loans outstanding, representing $27.7 million in finance receivables.

•	Insurance Products – We offer our customers optional payment protection insurance products relating to many of our loan products.

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

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees from our loan products is largely driven by the amount of loans that we originate. We originated or purchased approximately 120,900, 172,900, and 57,300 new loan accounts during 2012, 2013, and the first six months of 2014, respectively. Average finance receivables grew 32.2% from $361.1 million in 2012 to $477.4 million in 2013. Average finance receivables grew 16.8% from $443.9 million in the first six months of 2013 to $518.5 million in the first six months of 2014. We source our loans through our branches and our direct mail program, as well as through automobile dealerships and retailers that partner with us. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened or acquired 51, 43, and 29 new branches in 2012, 2013, and the first six months of 2014, respectively. We believe we have the opportunity to add as many as 800 additional branches over time in the states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

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

Asset Quality. Our results of operations are highly dependent upon the quality of our asset portfolio. We recorded a $39.2 million provision for credit losses during 2013 (or 8.2% of average finance receivables) and a $30.6 million provision for credit losses during the first six months of 2014 (or annualized 11.8% of average finance receivables). The quality of our asset portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing and collection of the portfolio, and respond to changing economic conditions as we grow our loan portfolio.

Allowance for Credit Losses. We evaluate losses in each of our four categories of loans in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables (in thousands):

	As of June 30, 2014			As of December 31, 2013
	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Small installment loans	$275,456	$19,304	7.0%	$288,979	$15,370	5.3%
Large installment loans	42,996	1,986	4.6%	43,311	2,233	5.2%
Automobile purchase loans	171,777	11,555	6.7%	181,126	10,827	6.0%
Retail purchase loans	27,746	1,739	6.3%	31,268	1,659	5.3%

Total	$517,975	$34,584	6.7%	$544,684	$30,089	5.5%

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

Efficiency Ratio. One of our key operating metrics is our efficiency ratio, which is calculated by dividing the sum of general and administrative expenses by total revenue. Our efficiency ratio was 44.4% in the first six months of 2014, compared to 43.7% in the same period of 2013. The increase is primarily due to increased personnel and occupancy costs from opening 30 branches since June 30, 2013, costs from implementation of a new loan management system, and increased health care and consulting costs. Those increases were partially offset by a change in our Paid Time Off (“PTO”) policy.

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

Components of Results of Operations

Interest and Fee Income. Our interest and fee income consists primarily of interest earned on outstanding loans. We cease accruing interest on a loan when the customer is contractually past due 90 days. Interest accrual resumes when the customer makes at least one full payment and the account is less than 90 days contractually past due. If the account is charged off, the interest accrual is reversed as a reduction of interest and fee income.

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

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. As of June 30, 2014, we had pledged a $1.9 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Our occupancy expenses consist primarily of the cost of renting our branches, all of which are leased, as well as the utility, telecommunication, and other non-personnel costs associated with operating our branches.

Our marketing expenses consist primarily of costs associated with our direct mail campaigns (including postage and costs associated with selecting recipients) and maintaining our web site, as well as telephone directory advertisements and some local marketing by branches. These costs are expensed as incurred.

Other expenses consist primarily of various other expenses, including legal, audit, consulting, office supplies, credit bureau charges, and postage.

Our general and administrative expenses have increased as a result of the additional legal, accounting, insurance, and other expenses associated with being a public company. We expect compliance costs to increase due to the regulatory environment in the consumer finance industry. For a discussion regarding how risks and uncertainties associated with the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of total revenue (unaudited):

	Three Months Ended June 30,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Interest and fee income	$42,959	90.6%	$34,920	89.1%
Insurance income, net	2,481	5.2%	2,772	7.1%
Other income	1,997	4.2%	1,490	3.8%

Total revenue	47,437	100.0%	39,182	100.0%

Expenses
Provision for credit losses	13,620	28.7%	8,405	21.5%
General and administrative expenses
Personnel	13,068	27.6%	9,882	25.2%
Occupancy	3,713	7.8%	2,697	6.9%
Marketing	1,750	3.7%	1,347	3.4%
Other	4,667	9.8%	3,413	8.7%
Interest expense	3,556	7.5%	3,241	8.3%

Total expenses	40,374	85.1%	28,985	74.0%

Income before income taxes	7,063	14.9%	10,197	26.0%
Income taxes	2,649	5.6%	3,793	9.7%

Net income	$4,414	9.3%	$6,404	16.3%

	Six Months Ended June 30,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Interest and fee income	$87,037	89.7%	$68,966	88.6%
Insurance income, net	5,776	6.0%	5,736	7.4%
Other income	4,205	4.3%	3,080	4.0%

Total revenue	97,018	100.0%	77,782	100.0%

Expenses
Provision for credit losses	30,564	31.5%	16,476	21.2%
General and administrative expenses
Personnel	24,242	25.0%	20,105	25.9%
Occupancy	7,133	7.4%	5,213	6.7%
Marketing	2,732	2.8%	1,852	2.4%
Other	8,990	9.3%	6,855	8.8%
Interest expense	7,319	7.5%	6,322	8.1%

Total expenses	80,980	83.5%	56,823	73.1%

Income before income taxes	16,038	16.5%	20,959	26.9%
Income taxes	6,014	6.2%	7,791	10.0%

Net income	$10,024	10.3%	$13,168	16.9%

Regional Management Corp. and Subsidiaries

Selected Financial Data

(Unaudited)

(in thousands)

	Components of Increase in Interest and Fee Income Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$8,005	$1,120	$9,125
Large installment loans	(188)	(262)	(450)
Automobile purchase loans	(248)	(334)	(582)
Retail purchase loans	(88)	34	(54)

Total increase in interest and fee income	$7,481	$558	$8,039

	Loans Originated (1) Three Months Ended June 30,
	2014	2013
Small installment loans	$198,047	$160,291
Large installment loans	17,065	16,845
Automobile purchase loans	23,049	32,648
Retail purchase loans	7,360	8,202

Total finance receivables	$245,521	$217,986

(1)	Represents gross balance of loan originations, including unearned finance charges

	Three Months Ended June 30,
	2014		2013
	Amount	Percentage of Average Finance Receivables (Annualized)	Amount	Percentage of Average Finance Receivables (Annualized)
Net charge-offs as a percentage of average finance receivables	$13,361	10.5%	$7,416	6.6%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for credit losses	$13,620	28.7%	$8,405	21.5%
General and administrative expenses	$23,198	48.9%	$17,339	44.3%

	Amount	Growth Rate	Amount	Growth Rate
Same store finance receivables at period-end/growth rate	$457,944	2.5%	$416,889	22.6%
Same store revenue during period/growth rate	$42,908	11.6%	$36,311	17.4%
Number of branches in calculation	232		194

	Components of Increase in Interest and Fee Income Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$17,867	$1,790	$19,657
Large installment loans	(657)	(300)	(957)
Automobile purchase loans	107	(660)	(553)
Retail purchase loans	(100)	24	(76)

Total increase in interest and fee income	$17,217	$854	$18,071

	Loans Originated (1) Six Months Ended June 30,
	2014	2013
Small installment loans	$326,291	$262,001
Large installment loans	30,648	29,353
Automobile purchase loans	46,745	67,582
Retail purchase loans	15,907	17,125

Total finance receivables	$419,591	$376,061

(1)	Represents gross balance of loan originations, including unearned finance charges

	Six Months Ended June 30,
	2014		2013
	Amount	Percentage of Average Finance Receivables (Annualized)	Amount	Percentage of Average Finance Receivables (Annualized)
Net charge-offs as a percentage of average finance receivables	$26,069	10.1%	$14,473	6.5%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for credit losses	$30,564	31.5%	$16,476	21.2%
General and administrative expenses	$43,097	44.4%	$34,024	43.7%

	As of June 30,
	2014		2013
	Finance Receivables	Percentage of Total	Finance Receivables	Percentage of Total
Small installment loans	$275,456	53.1%	$206,915	44.8%
Large installment loans	42,996	8.3%	44,143	9.5%
Automobile purchase loans	171,777	33.2%	180,349	39.0%
Retail purchase loans	27,746	5.4%	30,941	6.7%

Total finance receivables	$517,975	100.0%	$462,348	100.0%

Number of branches at period end	293		263
Average finance receivables per branch	$1,768		$1,758

	June 30, 2014		December 31, 2013		June 30, 2013
	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables
Allowance for credit losses	$34,584	6.7%	$30,089	5.5%	$25,619	5.5%
Delinquent accounts:
30 to 59 days	$14,984	2.9%	$17,088	3.1%	$12,512	2.6%
60 to 89 days	6,772	1.3%	9,267	1.7%	5,783	1.3%
90 to 119 days	4,435	0.9%	6,842	1.3%	3,377	0.7%
120 to 149 days	3,206	0.6%	5,108	0.9%	2,598	0.6%
150 to 179 days	2,155	0.4%	3,409	0.6%	1,797	0.4%
180 days and over	2,833	0.5%	2,096	0.4%	2,763	0.6%

Total contractual delinquency	$34,385	6.6%	$43,810	8.0%	$28,830	6.2%

Comparison of June 30, 2014, Versus June 30, 2013

The following is a discussion of the changes by product type:

•	Small Installment Loans – Small installment loans (loans with an original principal balance of $2,500 or less) outstanding increased by $68.5 million, or 33.1%, to $275.5 million at June 30, 2014, from $206.9 million at June 30, 2013. The growth in receivables at the branches opened in 2013 and the first 6 months of 2014 contributed to the growth in overall small installment loans outstanding. In addition, our direct mail campaigns drove significant loan growth in existing and new branches.

•	Large Installment Loans – Large installment loans outstanding decreased by $1.1 million, or 2.6%, to $43.0 million at June 30, 2014, from $44.1 million at June 30, 2013. In 2013, we increased our internal small installment loan limit from $2,000 to $2,500 in some states in order to achieve consistency with our enterprise-wide limit, which caused a shift of some loans in those states from the large installment loan category to the small installment loan category.

•	Automobile Purchase Loans – Automobile purchase loans outstanding decreased by $8.6 million, or 4.8%, to $171.8 million at June 30, 2014, from $180.3 million at June 30, 2013. This decrease is due to our strategic decision to deploy a greater proportion of capital to the higher-yielding small installment loan category rather than to the highly competitive indirect automobile loan category.

•	Retail Purchase Loans – Retail purchase loans outstanding decreased $3.2 million, or 10.3%, to $27.7 million at June 30, 2014, from $30.9 million at June 30, 2013. The decrease in retail purchase loans outstanding resulted from our strategic decision to maintain balances in retail purchase loans and improve the total finance receivable portfolio yield.

Comparison of the Three Months Ended June 30, 2014, Versus the Three Months Ended June 30, 2013

Net Income and Revenue. Net income decreased $2.0 million, or 31.1%, to $4.4 million during the three months ended June 30, 2014, from $6.4 million during the prior year period. The decrease was primarily due to increased provision for credit losses. Total revenues increased $8.3 million during the three months ended June 30, 2014, a 21.1% increase over the prior year period. The increase in revenues is attributable to strong loan growth in existing branches, combined with the opening of 30 additional branches since June 30, 2013.

Interest and Fee Income. Interest and fee income increased $8.0 million, or 23.0%, to $43.0 million during the three months ended June 30, 2014, from $34.9 million during the prior year period. The increase in interest and fee income was due primarily to a 13.6% increase in average finance receivables since June 30, 2013, coupled with an increase in the average yield on loans from 31.3% to 33.9% and partially due to statutory increases in allowable interest and fees in North Carolina and Texas. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories (in thousands):

	Three Months Ended June 30,
	2014		2013
	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Small installment loans	$262,159	46.0%	$192,154	43.8%
Large installment loans	42,380	27.3%	44,830	29.8%
Automobile purchase loans	173,676	19.8%	178,418	20.6%
Retail purchase loans	28,810	18.4%	30,832	17.9%

Total interest and fee yield	$507,025	33.9%	$446,234	31.3%

Insurance Income. Insurance income decreased $291,000, or 10.5%, to $2.5 million during the three months ended June 30, 2014 from $2.8 million during the prior year period. Additionally, annualized insurance income as a percentage of average finance receivables decreased from 2.5% to 2.0%. The decline is primarily attributable to the increase in loans originated through our direct mail campaigns where we do not have the opportunity to discuss our insurance offerings with the customer and from increased claims expense.

Other Income. Other income increased $507,000, or 34.0%, to $2.0 million during the three months ended June 30, 2014 from $1.5 million during the prior year period. The largest component of other income is late charges, which increased $542,000, or 45.7%, to $1.7 million during the three months ended June 30, 2014 from $1.2 million during the prior year period. The increase in late charges was due primarily to the implementation of a late fee as part of the modernization of North Carolina’s consumer finance law, a 13.6% increase in average finance receivables, and an increase in average delinquent accounts.

Provision for Credit Losses. Our provision for credit losses increased $5.2 million, or 62.0%, to $13.6 million during the three months ended June 30, 2014 from $8.4 million during the prior year period. The increase in the provision was primarily due to an increase in net charge-offs that resulted from previously elevated contractual delinquencies. Annualized net loans charged-off were 10.5% and 6.6% of average finance receivables for the three month period ended June 30, 2014 and 2013, respectively. The higher delinquency level and resulting higher net charge-offs were primarily the result of elevated accounts per employee which caused challenges in servicing the growth in accounts. The net charge-off rate is expected to improve over the second half of the year now that accounts per employee have been reduced and delinquencies, as of June 30, 2014, are more aligned with historical levels.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $5.9 million, or 33.8%, to $23.2 million during the three months ended June 30, 2014 from $17.3 million during the prior year period. This increase was primarily the result of adding 30 branches to our network since June 30, 2013, $0.6 million in costs related to the implementation of a new loan management system, and increased health care and consulting costs. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 48.9% during the three months ended June 30, 2014 from 44.3% during the prior year period. We expect the new loan management system costs, during the three months ended September 30, 2014, to be dilutive to earnings by $0.03 to $0.04 per diluted share.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $3.2 million, or 32.2%, to $13.1 million during the three months ended June 30, 2014 from $9.9 million in the prior year period. This increase is primarily attributable to additional hiring for new branches opened, to maintaining an appropriate level of accounts per employee, and to increased insurance costs to meet the Affordable Care Act requirements. At June 30, 2013, we had 263 branches; whereas, at June 30, 2014 we had 293 branches. We expect personnel costs to increase in order to maintain the appropriate accounts per employee level and to build our administrative infrastructure.

Occupancy. Occupancy expenses increased $1.0 million, or 37.7%, to $3.7 million during the three months ended June 30, 2014 from $2.7 million during the prior year period. The increase in occupancy expenses is the result of 30 additional branches since June 30, 2013, and telecommunications upgrades. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses increased $403,000, or 29.9%, to $1.8 million during the three months ended June 30, 2014 from $1.3 million during the prior year period. The increase was due to the increases in our direct mail campaigns consistent with our 2014 marketing plan.

Other Expenses. Other expenses increased $1.3 million, or 36.7%, to $4.7 million during the three months ended June 30, 2014 from $3.4 million during the prior year period. The increase was primarily due to $0.4 million of expenses related to the implementation of a new loan management system and other legal, compliance and human resources consulting costs associated with being a growing public company.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $315,000, or 9.7%, to $3.6 million during the three months ended June 30, 2014 from $3.2 million during the prior year period. This increase was due primarily to the increase in the average balance of our senior revolving credit facility. The average cost of our senior revolving credit facility increased by 1 basis point to 4.53% for the three months ended June 30, 2014 from 4.52% for the prior year period. The difference was due primarily to an increase in unused line fees.

Income Taxes. Income taxes decreased $1.1 million, or 30.2%, to $2.6 million during the three months ended June 30, 2014 from $3.8 million during the prior year period. The decrease in income taxes was due to a decrease in net income before taxes. The effective tax rate increased 30 basis points to 37.5% during the three months ended June 30, 2014 from 37.2% during the prior year period. The increase in the effective tax rate was primarily due to the expiration of the Work Opportunity Tax Credit.

Comparison of the Six Months Ended June 30, 2014, Versus the Six Months Ended June 30, 2013

Net Income and Revenue. Net income decreased $3.1 million, or 23.9%, to $10.0 million during the six months ended June 30, 2014, from $13.2 million during the prior year period. The decrease was primarily due to increased provision for credit losses. Total revenues increased $19.2 million during the six months ended June 30, 2014, a 24.7% increase over the prior year period. The increase in revenues is attributable to strong loan growth in existing branches, combined with the opening or acquisition of 30 additional branches since June 30, 2013.

Interest and Fee Income. Interest and fee income increased $18.1 million, or 26.2%, to $87.0 million during the six months ended June 30, 2014, from $69.0 million during the prior year period. The increase in interest and fee income was due primarily to a 16.8% increase in average finance receivables since June 30, 2013, coupled with an increase in the average yield on loans from 31.1% to 33.6% and statutory increases in allowable interest and fees in North Carolina and Texas. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories (in thousands):

	Six Months Ended June 30,
	2014		2013
	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Small installment loans	$270,389	45.3%	$191,266	43.5%
Large installment loans	42,583	26.9%	47,052	28.4%
Automobile purchase loans	175,915	19.7%	174,860	20.5%
Retail purchase loans	29,635	18.1%	30,756	17.9%

Total interest and fee yield	$518,522	33.6%	$443,934	31.1%

Insurance Income. Insurance income increased $40,000, or 0.7%, to $5.8 million during the six months ended June 30, 2014 from $5.7 million during the prior year period. The increase in insurance income was due primarily to a 16.8% increase in average finance receivables. However, annualized insurance income as a percentage of average finance receivables decreased from 2.6% to 2.2%. The decline is primarily attributable to the increase in loans originated through our direct mail campaigns where we do not have the opportunity to discuss our insurance offerings with the customer.

Other Income. Other income increased $1.1 million, or 36.5%, to $4.2 million during the six months ended June 30, 2014 from $3.1 million during the prior year period. The largest component of other income is late charges, which increased $1.2 million, or 46.8%, to $3.6 million during the six months ended June 30, 2014 from $2.5 million during the prior year period. The increase in late charges was due primarily to the implementation of a late fee as part of the modernization of North Carolina’s consumer finance law, a 16.8% increase in average finance receivables, and an increase in average delinquent accounts.

Provision for Credit Losses. Our provision for credit losses increased $14.1 million, or 85.5%, to $30.6 million during the six months ended June 30, 2014 from $16.5 million during the prior year period. The increase in the provision was primarily due to an increase in net charge-offs that resulted from previously elevated contractual delinquencies. Annualized net loans charged-off were 10.1% and 6.5% of average finance receivables for the six month period ended June 30, 2014 and 2013, respectively. The higher delinquency level and resulting higher net charge-offs were primarily the result of elevated accounts per employee which caused challenges in servicing the growth in accounts. The net charge-off rate is expected to improve over the second half of the year now that accounts per employee have been reduced and delinquencies, as of June 30, 2014, are more aligned with historical levels.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $9.1 million, or 26.7%, to $43.1 million during the six months ended June 30, 2014 from $34.0 million during the prior year period. This increase was primarily the result of adding 30 branches to our network since June 30, 2013, $0.8 million of costs related to the implementation of a new loan management system, and increased health care and consulting costs. These increases were partially offset by a $1.4 million liability reversal due to a change in our PTO policy. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 44.4% during the six months ended June 30, 2014 from 43.7% during the prior year period.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $4.1 million, or 20.6%, to $24.2 million during the six months ended June 30, 2014 from $20.1 million in the prior year period. This increase is primarily attributable to additional hiring for new branches opened, to maintaining an appropriate level of accounts per employee, and to increased insurance costs to meet the Affordable Care Act requirements. These increases were partially offset by a $1.4 million liability reversal due to a change in our PTO policy. At June 30, 2013, we had 263 branches; whereas, at June 30, 2014 we had 293 branches. We expect personnel costs to increase in order to maintain the appropriate accounts per employee level and to build our administrative infrastructure.

Occupancy. Occupancy expenses increased $1.9 million, or 36.8%, to $7.1 million during the six months ended June 30, 2014 from $5.2 million during the prior year period. The increase in occupancy expenses is the result of 30 additional branches since June 30, 2013, and telecommunications upgrades. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses increased $880,000, or 47.5%, to $2.7 million during the six months ended June 30, 2014 from $1.9 million during the prior year period. The increase was due to the increases in our direct mail campaigns consistent with our 2014 marketing plan.

Other Expenses. Other expenses increased $2.1 million, or 31.1%, to $9.0 million during the six months ended June 30, 2014 from $6.9 million during the prior year period. The increase was primarily due to $0.4 million of expenses related to the implementation of a new loan management system and other legal, compliance and human resource consulting costs associated with being a growing public company.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $1.0 million, or 15.8%, to $7.3 million during the six months ended June 30, 2014 from $6.3 million during the prior year period. This increase was due primarily to the increase in the average balance of our senior revolving credit facility. The average cost of our senior revolving credit facility increased by 6 basis points to 4.45% for the six months ended June 30, 2014 from 4.39% for the prior year period. The difference was due primarily to an increase in unused line fees.

Income Taxes. Income taxes decreased $1.8 million, or 22.8%, to $6.0 million during the six months ended June 30, 2014 from $7.8 million during the prior year period. The decrease in income taxes was due to a decrease in net income before taxes. The effective tax rate increased 30 basis points to 37.5% during the six months ended June 30, 2014 from 37.2% during the prior year period. The increase in the effective tax rate was primarily due to the expiration of the Work Opportunity Tax Credit.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to expanding and maintaining our branch locations. In connection with our plans to expand our branch network in future years, we will incur approximately $3.0 million to $6.0 million of capital expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of June 30, 2014, these reserve requirements totaled $1.9 million. Additionally, we had a reserve for life insurance claims on our balance sheet of $215,000, as determined by the third party, unrelated ceding company.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $8.4 million, or 27.4%, to $39.0 million during the six months ended June 30, 2014 from $30.6 million during the prior year period. The increase was primarily due to higher net income, before provision for credit losses, due to growth in the business.

Investing Activities. Investing activities consist of finance receivables originated and purchased, the purchase of furniture and equipment for new and existing branches, and the net change in restricted cash. Net cash used in investing activities for the six months ended June 30, 2014 was $1.5 million compared to net cash used in investing activities of $40.8 million for the prior year period, a net decrease of $39.2 million in net cash used in investing activities. The decrease was primarily from a decline in finance receivables in the six months ended June 30, 2014 versus growth in finance receivables in the prior year period. We issued lower yielding, higher acceptance rate direct mailings in the six months ended June 30, 2013, driving small installment loan growth in that period. In addition, we targeted steady balances in the first half of 2014 in the automobile and retail purchase loan categories to increase the total finance receivable portfolio yield.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuance of common stock. During the six months ended June 30, 2014, net cash used in financing activities was $38.0 million, resulting in an increase in net cash used in financing activities of $47.8 million from the prior year period. The increase in net cash used in financing activities was primarily a result of an increase in net payments on the senior revolving credit facility due to increased cash available from repayments of finance receivables.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into an amended and restated senior revolving credit facility with a syndicate of banks in January 2012, which was subsequently amended in July 2012, March 2013, May 2013, and November 2013. The amended and restated senior revolving credit facility provides for up to $500.0 million in availability, with a borrowing base of 85% of eligible finance receivables and subject to adjustment at certain credit quality levels (83% as of June 30, 2014), and matures in May 2016. The facility has an accordion provision that allows for the expansion of the facility to $600.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one month and six months, with a LIBOR floor of 1.00%, plus an applicable margin based on our leverage ratio. Alternatively, we may pay interest at a rate based on the prime rate (which was 3.25% as of June 30, 2014) plus an applicable margin (which was 2.0% as of June 30, 2014). We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $375.0 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $324.6 million at June 30, 2014. At June 30, 2014, we were in compliance with our debt covenants. A year or more in advance of the May 2016 maturity date of our amended and restated senior revolving credit facility, we intend to extend its maturity date or take other appropriate action to address repayment upon maturity.

We believe that cash flow from operations and borrowings under our senior revolving credit facility will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding finance receivables originated by those branches and our other branches for the next twelve months and for the foreseeable future. From time to time, we have needed and obtained, and expect that we will continue to need on a periodic basis, an increase in the borrowing limits under our senior revolving credit facility. We have successfully obtained such increases in the past and anticipate that we will be able to do so in the future as the need arises; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

We had entered into interest rate caps to manage interest rate risk associated with a notional amount of $150.0 million of our LIBOR-based borrowings. The interest rate caps matured unused on March 4, 2014. We are evaluating interest rate management options and in 2014 intend to enter into an interest rate management transaction or arrangement to replace the matured unused interest rate caps.

Other Financing Arrangements. We have a $1.5 million line of credit with a commercial bank to facilitate our cash management program, which is secured by a mortgage on our headquarters. The interest rate is prime plus 0.25%, with a minimum of 5.00%, and interest is payable monthly. The line of credit matures on January 18, 2015. There are no significant restrictive covenants associated with this line of credit. There were no outstanding borrowings under this line of credit at June 30, 2014.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost, except for the interest rate cap which was carried at fair value. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to general practices within the consumer finance industry. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities for the periods indicated in the financial statements. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that involve a higher degree of complexity and management judgment.

Credit Losses.

Finance receivables are equal to the total amount due from the customer, net of unearned finance charges and insurance premiums and commissions. Net finance receivables are equal to the total amount due from the customer, net of unearned finance charges, insurance premiums and commissions, and the allowance for credit losses.

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

In making an evaluation about the portfolio, we consider the trend of contractual delinquencies and the slow file. The slow file consists of all loans that are one or more days past due. We evaluate delinquencies and the slow file by each state and by supervision district within states to identify trends requiring investigation. Historically, loss rates have been affected by several factors, including the general economic condition in the areas in which conduct business, the number of customers filing for bankruptcy protection, the prices paid for vehicles at automobile auctions, and the effectiveness of our collection efforts. Management considers each of these factors in establishing the allowance for credit losses.

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

Income Recognition.

Interest income is recognized using the interest method, or constant yield method. Therefore, we recognize revenue from interest at an equal rate over the term of the loan. Unearned finance charges on pre-compute contracts are rebated to customers utilizing statutory methods, which in many cases is the sum-of-the-years-digits method. The difference between income recognized under the constant yield method and the statutory method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is suspended when no payment has been received for 90 days or more on a contractual basis. The accrual of income is not resumed until one or more full contractual monthly payments are received and the account is less than 90 days contractually delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed. If the account is charged off, the interest income is reversed as a reduction of interest and fee income.

We recognize income on credit life insurance using the constant yield method over the terms of the policies. We recognize income on credit accident and health insurance using the average of the sum-of-the-years-digits and the straight-line methods over the terms of the policies. We recognize income on credit-related property and automobile insurance, and on credit involuntary unemployment insurance using the straight-line method over the terms of the policies. Rebates are computed using statutory methods, which in many cases is the sum-of-the-years-digits method, and any difference between the GAAP method and the statutory method is recognized in income at the time of rebate.

We defer fees charged to automobile dealers and accrete them to income using the constant yield method for indirect loans and the straight-line method for direct loans over the lives of the respective loans.

Charges for late fees are recognized as income when collected.

Insurance Operations.

Insurance operations include revenue and expense from the sale of optional insurance products to our customers. These optional products include credit life insurance, credit accident and health insurance, property insurance, automobile insurance, and involuntary unemployment insurance.

Stock-Based Compensation.

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

Income Taxes.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of June 30, 2014, we had not taken any tax position that exceeds the amount described above.

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

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables at either prevailing market rates or at statutory limits. Subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.4 times per year from cash payments, renewals, and charge-offs of loans. Because our automobile purchase loans and retail purchase loans have longer maturities and typically are not refinanced prior to maturity, the rate of turnover of the loan portfolio may change as these loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At June 30, 2014, our outstanding debt under our senior revolving credit facility was $324.6 million and interest on borrowings under this facility was approximately 4.45% for the six months ended June 30, 2014, including amortization of debt issuance costs and an unused line fee. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at June 30, 2014, an increase of 100 basis points in the LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $811,000 of increased interest expense on an annual basis.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors, executive officers, and shareholders. The complaint alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities in the September 2013 and December 2013 secondary public offerings. The Company expects that lead plaintiffs will be appointed and will file an amended complaint later this year, after which the Company has two months to respond. The Company believes that the claims against it are without merit and intends to defend against the litigation vigorously.

We are also involved in various legal proceedings and related actions that have arisen in the ordinary course of our business that have not been fully adjudicated. Our management does not believe that these matters, when ultimately concluded and determined, will have a material adverse effect on our financial condition, liquidity, or results of operations.

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

REGIONAL MANAGEMENT CORP.

Date: August 7, 2014	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) the Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2014 and the year ended December 31, 2013; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X