Form 10-Q
period 2014-09-30
Regional Management Corp.
filed 2014-11-10
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2014, the registrant had outstanding 12,743,489 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash	$3,831	$4,121
Gross finance receivables	656,079	658,176
Less unearned finance charges, insurance premiums, and commissions	(112,726)	(113,492)

Finance receivables	543,353	544,684
Allowance for credit losses	(43,301)	(30,089)

Net finance receivables	500,052	514,595
Property and equipment, net of accumulated depreciation	8,553	7,100
Deferred tax asset, net	2,915	—
Repossessed assets at net realizable value	733	548
Goodwill	716	716
Intangible assets, net	978	1,386
Other assets	5,042	5,422

Total assets	$522,820	$533,888

Liabilities and Stockholders’ Equity
Liabilities:
Deferred tax liability, net	$—	$2,653
Accounts payable and accrued expenses	9,864	7,312
Senior revolving credit facility	339,323	362,750

Total liabilities	349,187	372,715
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized, 12,715,573 and 12,652,197 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,272	1,265
Additional paid-in-capital	84,349	83,317
Retained earnings	88,012	76,591

Total stockholders’ equity	173,633	161,173

Total liabilities and stockholders’ equity	$522,820	$533,888

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Interest and fee income	$48,789	$39,708	$135,826	$108,674
Insurance income, net	2,636	2,839	8,412	8,575
Other income	2,484	1,758	6,689	4,838

Total revenue	53,909	44,305	150,927	122,087

Expenses
Provision for credit losses	22,542	11,078	53,106	27,554
General and administrative expenses
Personnel	14,042	9,681	38,284	29,786
Occupancy	4,179	3,167	11,312	8,380
Marketing	1,756	983	4,488	2,836
Other	5,307	3,703	14,297	10,556
Interest expense	3,848	3,913	11,167	10,236

Total expenses	51,674	32,525	132,654	89,348

Income before income taxes	2,235	11,780	18,273	32,739
Income taxes	838	4,539	6,852	12,330

Net income	$1,397	$7,241	$11,421	$20,409

Net income per common share:
Basic	$0.11	$0.58	$0.90	$1.63

Diluted	$0.11	$0.56	$0.88	$1.59

Weighted average common shares outstanding:
Basic	12,713,532	12,585,985	12,686,777	12,558,075

Diluted	12,934,015	12,927,493	12,950,137	12,863,346

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Total
Balance, December 31, 2012	1,249	80,158	47,797	129,204
Issuance of stock awards	2	867	—	869
Proceeds from exercise of stock options	14	859	—	873
Excess tax benefit from exercise of stock options	—	731	—	731
Stock option expense	—	702	—	702
Net income	—	—	28,794	28,794

Balance, December 31, 2013	1,265	83,317	76,591	161,173
Issuance of stock awards	5	261	—	266
Proceeds from exercise of stock options	2	118	—	120
Excess tax benefit from exercise of stock options	—	94	—	94
Stock option expense	—	559	—	559
Net income	—	—	11,421	11,421

Balance, September 30, 2014 (Unaudited)	$1,272	$84,349	$88,012	$173,633

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$11,421	$20,409
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	53,106	27,554
Depreciation and amortization	2,895	2,464
Accretion of discounts on purchased receivables	(74)	(414)
Amortization of stock compensation expense	825	537
Fair value adjustments on interest rate caps	—	1
Deferred income taxes, net	(5,568)	853
Changes in operating assets and liabilities:
Increase in other assets	(220)	(639)
Increase (decrease) in other liabilities	2,552	(399)

Net cash provided by operating activities	64,937	50,366

Cash flows from investing activities:
Net originations of finance receivables	(38,393)	(96,414)
Purchase of property and equipment	(3,468)	(3,468)
Payment for business combination, net of cash	(128)	(575)
Increase in restricted cash	—	(562)

Net cash used in investing activities	(41,989)	(101,019)

Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	(23,427)	55,357
Payments for debt issuance costs	(25)	(1,051)
Proceeds from exercise of stock options	120	566
Excess tax benefits from exercise of stock options	94	412

Net cash provided by (used in) financing activities	(23,238)	55,284

Net change in cash	(290)	4,631
Cash:
Beginning	4,121	3,298

Ending	$3,831	$7,929

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$10,729	$9,770

Cash payments for income taxes	$9,524	$11,074

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

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

Note 2. Nature of Business and Significant Accounting Policies

Nature of business: The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small installment loans, large installment loans, automobile purchase loans, retail purchase loans, and related credit insurance. As of September 30, 2014, the Company operated branches in 296 locations in the states of Alabama (49 branches), Georgia (3 branches), North Carolina (31 branches), New Mexico (13 branches), Oklahoma (27 branches), South Carolina (70 branches), Tennessee (21 branches), and Texas (82 branches) under the names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit, and Sun Finance. The Company opened 3 new branches during the three months ended September 30, 2014.

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

The effect of the immaterial revisions in the consolidated financial statements for the periods indicated are as follows:

	Consolidated Statements of Income
	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	As Reported (1)	Revised	Change	As Reported (1)	Revised	Change
Insurance income, net	$3,000	$2,839	$(161)	$8,906	$8,575	$(331)
Total revenue	44,466	44,305	(161)	122,418	122,087	(331)
Personnel	9,589	9,681	92	29,409	29,786	377
Other	3,633	3,703	70	10,338	10,556	218
Total expenses	32,363	32,525	162	88,753	89,348	595
Income before income taxes	12,103	11,780	(323)	33,665	32,739	(926)
Income taxes	4,478	4,539	61	12,456	12,330	(126)
Net income	$7,625	$7,241	$(384)	$21,209	$20,409	$(800)
Net income per common share:
Basic	$0.61	$0.58	$(0.03)	$1.69	$1.63	$(0.06)
Diluted	$0.59	$0.56	$(0.03)	$1.65	$1.59	$(0.06)

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2013
	As Reported	Revised	Change (1)
Net income	$21,209	$20,409	$(800)
Accretion of discounts on purchased receivables	(369)	(414)	(45)
Increase in other assets	(2,054)	(639)	1,415
Increase (decrease) in other liabilities	(872)	(399)	473
Net cash provided by operating activities	49,323	50,366	1,043
Net originations of finance receivables	(96,422)	(96,414)	8
Net cash used in investing activities	(101,027)	(101,019)	8
Payments for debt issuance cost	—	(1,051)	(1,051)
Net cash provided by (used in) financing activities	56,335	55,284	(1,051)

(1)	Includes the change due to the revision as well as certain prior period amounts that have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Note 4. Finance Receivables, Allowance for Credit Losses, and Credit Quality Information

Finance receivables consisted of the following:

	September 30, 2014	December 31, 2013
Small installment loans	$310,424	$288,979
Large installment loans	42,177	43,311
Automobile purchase loans	163,825	181,126
Retail purchase loans	26,927	31,268

Finance receivables	$543,353	$544,684

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$34,584	$25,619	$30,089	$23,616
Provision for credit losses	22,542	11,078	53,106	27,554
Charge-offs	(12,090)	(8,263)	(38,976)	(23,294)
Charge-offs (180+ policy change)	(2,106)	—	(2,106)	—
Recoveries	371	248	1,188	806

Balance at end of period	$43,301	$28,682	$43,301	$28,682

Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level. In the past, the Company charged credit losses against the allowance when management believed the finance receivable was no longer collectible or when the account was 365 days contractually delinquent. The factors used to determine whether a finance receivable is uncollectible include the age of the account, supervisory review of collection efforts, and other factors such as customers relocating to an area where collection is not practical. In September 2014, the Company changed the time-based element of the charge-off policy from 365 days contractually delinquent to 180 days. The updated policy improves consistency, creates alignment with industry practice, and is more conservative. The policy change generated a one-time charge-off of $2,106 as of September 2014.

The allowance for credit losses consists of general and specific components. The specific component includes a full valuation allowance for finance receivables that are contractually delinquent 180 days or over. The $2,106 in charge-offs from the policy change were charged against this allowance as of September 2014 and, therefore, did not impact the provision for loan losses.

The general component of the allowance estimates credit losses for groups of finance receivables on a collective basis and is based on historic loss rates (adjusted for qualitative factors). The charge-off policy change modifies this historic loss rate and the resulting general reserve. In addition, the Company converted bankrupt accounts with confirmed plans from the bankruptcy court from delinquent to current status. The bankrupt accounts continue to be accounted for as troubled debt restructurings and considered impaired finance receivables. As a net result of these changes, the Company increased the provision for credit losses by $318 as of September 30, 2014, which decreased net income for the three and nine months ended September 30, 2014 by $199, or $0.02 diluted earnings per share.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

	Balance July 1, 2014	Provision	Charge-Offs	Charge-Offs (180+ Policy Change)	Recoveries	Balance September 30, 2014	Finance Receivables September 30, 2014	Allowance as Percentage of Finance Receivable September 30, 2014
Small	$19,304	$17,827	$(7,463)	$(1,132)	$239	$28,775	$310,424	9.3%
Large	1,986	544	(649)	(203)	66	1,744	42,177	4.1%
Automobile	11,555	3,999	(3,551)	(688)	47	11,362	163,825	6.9%
Retail	1,739	172	(427)	(83)	19	1,420	26,927	5.3%

Total	$34,584	$22,542	$(12,090)	$(2,106)	$371	$43,301	$543,353	8.0%

	Balance July 1, 2013	Provision	Charge-Offs	Charge-Offs (180+ Policy Change)	Recoveries	Balance September 30, 2013	Finance Receivables September 30, 2013	Allowance as Percentage of Finance Receivable September 30, 2013
Small	$12,299	$6,978	$(4,463)	$—	$110	$14,924	$256,698	5.8%
Large	2,631	346	(655)	—	86	2,408	43,200	5.6%
Automobile	9,174	3,118	(2,679)	—	43	9,656	182,763	5.3%
Retail	1,515	636	(466)	—	9	1,694	31,364	5.4%

Total	$25,619	$11,078	$(8,263)	$—	$248	$28,682	$514,025	5.6%

	Balance January 1, 2014	Provision	Charge-Offs	Charge-Offs (180+ Policy Change)	Recoveries	Balance September 30, 2014	Finance Receivables September 30, 2014	Allowance as Percentage of Finance Receivable September 30, 2014
Small	$15,370	$40,103	$(26,246)	$(1,132)	$680	$28,775	$310,424	9.3%
Large	2,233	1,187	(1,715)	(203)	242	1,744	42,177	4.1%
Automobile	10,827	10,261	(9,231)	(688)	193	11,362	163,825	6.9%
Retail	1,659	1,555	(1,784)	(83)	73	1,420	26,927	5.3%

Total	$30,089	$53,106	$(38,976)	$(2,106)	$1,188	$43,301	$543,353	8.0%

	Balance January 1, 2013	Provision	Charge-Offs	Charge-Offs (180+ Policy Change)	Recoveries	Balance September 30, 2013	Finance Receivables September 30, 2013	Allowance as Percentage of Finance Receivable September 30, 2013
Small	$11,369	$16,330	$(13,139)	$—	$364	$14,924	$256,698	5.8%
Large	2,753	1,426	(2,026)	—	255	2,408	43,200	5.6%
Automobile	8,424	7,761	(6,688)	—	159	9,656	182,763	5.3%
Retail	1,070	2,037	(1,441)	—	28	1,694	31,364	5.4%

Total	$23,616	$27,554	$(23,294)	$—	$806	$28,682	$514,025	5.6%

Finance receivables associated with customers in bankruptcy as a percentage of total finance receivables were 1.2% as of September 30, 2014 and 1.3% as of December 31, 2013. The following is a summary of the finance receivables associated with customers in bankruptcy as of the periods indicated:

	September 30, 2014	December 31, 2013
Small installment	$1,367	$1,498
Large installment	1,334	1,677
Automobile purchase	3,797	3,706
Retail purchase	130	143

Total	$6,628	$7,024

The contractual delinquency of the finance receivable portfolio by component for the periods indicated are as follows:

	September 30, 2014
	Small Installment		Large Installment		Automobile Purchase		Retail Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$240,130	77.3%	$32,512	77.1%	$109,996	67.1%	$22,118	82.1%	$404,756	74.5%
1 to 29 days delinquent	43,934	14.2%	7,551	17.9%	43,241	26.4%	3,578	13.3%	98,304	18.1%

Delinquent accounts
30 to 59 days	11,603	3.8%	1,057	2.4%	6,100	3.7%	514	2.0%	19,274	3.6%
60 to 89 days	6,331	2.0%	443	1.1%	2,381	1.5%	251	0.9%	9,406	1.7%
90 to 119 days	3.926	1.3%	284	0.7%	1,104	0.7%	194	0.7%	5,508	1.0%
120 to 149 days	3,172	1.0%	222	0.5%	708	0.4%	182	0.7%	4,284	0.8%
150 to 179 days	1,328	0.4%	108	0.3%	295	0.2%	90	0.3%	1,821	0.3%
180 days and over (1)	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total delinquency (1)	$26,360	8.5%	$2,114	5.0%	$10,588	6.5%	$1,231	4.6%	$40,293	7.4%

Total finance receivables	$310,424	100.0%	$42,177	100.0%	$163,825	100.0%	$26,927	100.0%	$543,353	100.0%

Finance receivables in nonaccrual status	$8,426	2.7%	$614	1.5%	$2,107	1.3%	$466	1.7%	$11,613	2.1%

(1)	The charge-off of 180 days and over delinquent accounts in September 2014 due to a change in the Company’s charge-off policy reduced total contractual delinquency at September 30, 2014 by 0.5%.

	December 31, 2013
	Small Installment		Large Installment		Automobile Purchase		Retail Purchase		Total
	$	%	$	%	$	%	$	%	$	%
Current	$227,916	78.8%	$32,513	75.1%	$122,313	67.5%	$24,829	79.4%	$407,571	74.9%
1 to 29 days delinquent	35,425	12.3%	7,788	18.0%	45,841	25.3%	4,249	13.6%	93,303	17.1%

Delinquent accounts
30 to 59 days	8,030	2.8%	1,220	2.8%	7,089	3.9%	749	2.4%	17,088	3.1%
60 to 89 days	5,600	1.9%	530	1.2%	2,721	1.5%	416	1.3%	9,267	1.7%
90 to 119 days	4,926	1.7%	364	0.8%	1,195	0.7%	357	1.2%	6,842	1.3%
120 to 149 days	3,765	1.3%	245	0.6%	807	0.4%	291	0.9%	5,108	0.9%
150 to 179 days	2,409	0.9%	259	0.6%	525	0.3%	216	0.7%	3,409	0.6%
180 days and over	908	0.3%	392	0.9%	635	0.4%	161	0.5%	2,096	0.4%

Total delinquency	$25,638	8.9%	$3,010	6.9%	$12,972	7.2%	$2,190	7.0%	$43,810	8.0%

Total finance receivables	$288,979	100.0%	$43,311	100.0%	$181,126	100.0%	$31,268	100.0%	$544,684	100.0%

Finance receivables in nonaccrual status	$12,008	4.2%	$1,260	2.9%	$3,162	1.7%	$1,025	3.3%	$17,455	3.2%

Following is a summary of finance receivables evaluated for impairment for the periods indicated:

	September 30, 2014
	Small Installment	Large Installment	Automobile Purchase	Retail Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$—	$—	$—	$—	$—
Customers in Chapter 13 bankruptcy	1,367	1,334	3,797	130	6,628

Total impaired accounts specifically evaluated	$1,367	$1,334	$3,797	$130	$6,628
Finance receivables evaluated collectively	309,057	40,843	160,028	26,797	536,725

Finance receivables outstanding	$310,424	$42,177	$163,825	$26,927	$543,353

Accounts in bankruptcy in nonaccrual status	$342	$109	$473	$27	$951

Amount of the specific allowance for impaired accounts	$350	$333	$1,020	$20	$1,723

Average impaired accounts	$2,699	$1,717	$4,246	$272	$8,934

Amount of the general component of the allowance	$28,425	$1,411	$10,342	$1,400	$41,578

The charge-off of accounts 180 days or more past due in September 2014 eliminated the specific allowance for those impaired accounts.

	December 31, 2013
	Small Installment	Large Installment	Automobile Purchase	Retail Purchase	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$846	$173	$398	$146	$1,563
Customers in Chapter 13 bankruptcy	1,498	1,677	3,706	143	7,024

Total impaired accounts specifically evaluated	$2,344	$1,850	$4,104	$289	$8,587
Finance receivables evaluated collectively	286,635	41,461	177,022	30,979	536,097

Finance receivables outstanding	$288,979	$43,311	$181,126	$31,268	$544,684

Accounts in bankruptcy in nonaccrual status	$667	$426	$804	$58	$1,955

Amount of the specific allowance for impaired accounts	$1,246	$756	$1,565	$180	$3,747

Average impaired accounts	$2,079	$1,935	$3,831	$273	$8,118

Amount of the general component of the allowance	$14,124	$1,477	$9,262	$1,479	$26,342

It is not practical to compute the amount of interest earned on impaired loans.

Note 5. Debt

The Company’s senior revolving credit facility contains restrictive covenants. At September 30, 2014, the Company was in compliance with all debt covenants. As of September 30, 2014, the Company had $160,677 of unused capacity on the credit facility. Advances on this agreement are at 85% of eligible finance receivables and are subject to adjustment at certain credit quality levels (83% as of September 30, 2014). As of September 30, 2014 the Company had $60,656 available on the facility, based on eligible receivables and the 83% advance rate.

Note 6. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Finance receivables: Finance receivables are originated at prevailing market rates. The Company’s finance receivable portfolio turns approximately 1.5 times per year. The portfolio turnover is calculated by dividing cash payments, renewals, and charge-offs by the average finance receivables. Management believes that the carrying value approximates the fair value of its finance receivable portfolio.

Repossessed assets: Repossessed assets are valued at the lower of the receivable balance on the finance receivable prior to repossession or estimated net realizable value. The Company estimates net realizable value at the projected cash value upon liquidation, less costs to sell the related collateral.

Debt: The Company refinanced its senior revolving credit facility in January 2012, and further amended the senior revolving credit facility in July 2012, March 2013, May 2013, and November 2013. As a result of the refinancing, the Company believes that the fair value of this variable rate debt approximates its carrying value at September 30, 2014. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$3,831	$3,831	$4,121	$4,121
Restricted cash	1,900	1,900	1,900	1,900
Level 3 inputs
Net finance receivables	500,052	500,052	514,595	514,595
Repossessed assets	733	733	548	548
Liabilities
Level 3 inputs
Senior revolving credit facility	339,323	339,323	362,750	362,750

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

Note 8. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$1,397	12,713,532	$0.11	$11,421	12,686,777	$0.90
Effect of dilutive securities
Options to purchase common stock	—	220,483	—	—	263,360	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$1,397	12,934,015	$0.11	$11,421	12,950,137	$0.88

Options to purchase 378,531 shares of common stock at $15.00 to $33.93 per share were outstanding during the three and nine months ended September 30, 2014, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$7,241	12,585,985	$0.58	$20,409	12,558,075	$1.63
Effect of dilutive securities
Options to purchase common stock	—	341,508	—	—	305,271	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$7,241	12,927,493	$0.56	$20,409	12,863,346	$1.59

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

Health insurance plan: As of May 1, 2014, the Company no longer offers the limited benefit plan for newly-hired hourly employees or hourly employees not participating in the Company’s major medical health plan. All employees now become eligible for qualified minimum essential coverage plans as required by the Affordable Care Act.

Stock compensation plans: The Company previously adopted the 2007 Management Incentive Plan (the “2007 Stock Plan”) and the 2011 Stock Incentive Plan (the “2011 Stock Plan”). Under these plans, 1,987,412 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Company’s Board of Directors (the “Board”). All grants are made at 100% of the fair value at the date of grant. As of September 30, 2014, there were 477,132 and 447,790 shares available for grant under the 2011 Stock Plan and 2007 Stock Plan, respectively. The 2007 Stock Plan is frozen with respect to future awards.

The Company recognizes compensation expense in the financial statements for all stock-based payments based upon the fair value. Amounts recognized in the financial statements with respect to stock-based compensation are provided in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense
Stock options	$171	$179	$559	$537
Restricted stock	181	—	266	—

Total stock-based compensation expense	$352	$179	$825	$537

Stock options:

The following table summarizes stock option activity during the nine months ended September 30, 2014 (shares in thousands):

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	866	$10.70
Granted	—	—
Exercised	(18)	6.50
Forfeited	(18)	15.00
Expired	(6)	15.00

Options outstanding at September 30, 2014	830	$10.67	4.8	$6,423

Options exercisable at September 30, 2014	570	$7.61	3.4	$5,892

Available for grant at September 30, 2014	925

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

As of September 30, 2014, unrecognized stock-based compensation expense to be recognized over future periods approximated $2,211. This expense is expected to be recognized over the remaining weighted average vesting period of 3.1 years. The total intrinsic values of options exercised were $319 and $1,452 for the nine months ended September 30, 2014 and 2013, respectively. The total income tax benefit recognized in the income statement for the stock-based compensation arrangements was $135 and $70, for the three months ended September 30, 2014 and 2013 and $317 and $209 for the nine months ended September 30, 2014 and 2013, respectively.

The fair value of option grants are estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for option grants during the nine months ended September 30, 2013. No stock options were granted in the three months ended September 30, 2014 and 2013 or in the nine months ended September 30, 2014.

Nine Months Ended September 30, 2013
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

Restricted stock:

The following table summarizes restricted stock activity during the nine months ended September 30, 2014 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock, beginning of the year	—	$—
Granted	45	15.29
Vested	—	—
Forfeited	—	—

Non-vested restricted stock, end of the period	45	$15.29

The Company granted 44,996 shares of restricted common stock, with a grant date fair value of $15.13 to $15.34, to its non-employee directors. The awards will be fully vested upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company. Compensation expense related to restricted stock is based on the number of shares expected to vest and the fair market value of the common stock on the grant date. As of September 30, 2014, unrecognized stock-based compensation expense to be recognized over future periods approximated $422. This expense is expected to be recognized over the remaining vesting period of 7 months.

Note 10. Commitments and Contingencies

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors, executive officers, and shareholders. The complaint alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities in the September 2013 and December 2013 secondary public offerings. The Company expects that lead plaintiffs will file an amended complaint later this year, after which the Company has two months to respond. The Company believes that the claims against it are without merit and intends to defend against the litigation vigorously.

In the normal course of business, the Company has been named as a defendant in legal actions, including arbitrations, class actions and other litigation arising in connection with its activities. Some of the actual or threatened legal actions include claims for compensatory and punitive damages or claims for indeterminate amounts of damages. While the Company will continue to identify legal actions where the Company believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that the Company has not yet been notified of or are not yet determined to be probable or reasonably possible and reasonable to estimate.

The Company contests liability and the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability had been incurred and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to net income. As of September 30, 2014, the Company has accrued $343 for these matters. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of loss. In addition, even where a loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

For certain legal actions, the Company cannot reasonably estimate such losses, particularly for actions that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the actions in question, before a loss or additional loss or range of loss or range of additional loss can be reasonably estimated for any given action.

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

Note 11. Restricted Assets

RMC Reinsurance, Ltd. is a wholly-owned insurance subsidiary of the Company. RMC Reinsurance, Ltd. is required to maintain cash reserves for a letter of credit against life insurance policies ceded to it, as determined by the ceding company. In April 2013, the letter of credit was increased to $1,900 in favor of the ceding company. The letter of credit is secured by a cash deposit of $1,900. The cash securing the letter of credit is presented as restricted cash in the other asset category in the accompanying balance sheets, which totaled $1,900 at September 30, 2014 and December 31, 2013.

Note 12. Subsequent Events

On October 1, 2014, following consultation with its independent compensation consultants, the Compensation Committee of the Board of Directors approved certain compensation arrangements for its employees. These arrangements included the grant of nonqualified stock options, performance-contingent restricted stock units, and cash-settled performance shares. The stock options will vest on December 31, 2016, subject to continued employment or as otherwise provided in the agreement. The actual value of the performance-contingent restricted stock units and cash-settled performance shares, if any, that may be earned can range from 0% to 150% based on the achievement of performance targets over a period of January 1, 2014 through December 31, 2016. The unrecognized costs to be recognized over the appropriate service and performance periods totals approximately $2,738 in the aggregate. Also, due to the fact that the Company had not yet acted to award certain employees for their service in 2013, the Company awarded restricted common stock totaling approximately $496, which shall vest, if at all, on February 15, 2017.

On October 30, 2014, the Company accepted the resignation of Thomas F. Fortin as the Company’s Chief Executive Officer and from the Company’s Board of Directors. Director Michael R. Dunn was appointed as Interim Chief Executive Officer immediately following Mr. Fortin’s resignation. The Company intends to treat Mr. Fortin’s resignation as a termination by the Company without cause pursuant to Mr. Fortin’s Employment Agreement, dated March 18, 2013 (the “Employment Agreement”). A copy of the Employment Agreement is attached as Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 21, 2013. The Company expects to enter into a separation agreement with Mr. Fortin during the fourth quarter. The separation agreement may include the exchange of severance payments and other concessions by the Company and Mr. Fortin that differ from those described in the Employment Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the risks set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (which was filed with the SEC on March 17, 2014) and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

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

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 296 locations in the states of South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, New Mexico, and Georgia as of September 30, 2014. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Installment Loans – As of September 30, 2014, we had approximately 296,100 small installment loans outstanding, representing $310.4 million in finance receivables.

•	Large Installment Loans – As of September 30, 2014, we had approximately 11,400 large installment loans outstanding, representing $42.2 million in finance receivables.

•	Automobile Purchase Loans – As of September 30, 2014, we had approximately 18,100 automobile purchase loans outstanding, representing $163.8 million in finance receivables.

•	Retail Purchase Loans – As of September 30, 2014, we had approximately 26,700 retail purchase loans outstanding, representing $26.9 million in finance receivables.

•	Insurance Products – We offer our customers optional payment protection insurance products relating to many of our loan products.

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

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees from our loan products is largely driven by the amount of loans that we originate. We originated or purchased approximately 120,900, 172,900, and 119,400 new loan accounts during 2012, 2013, and the first nine months of 2014, respectively. Average finance receivables grew 32.2% from $361.1 million in 2012 to $477.4 million in 2013. Average finance receivables grew 14.0% from $461.5 million in the first nine months of 2013 to $526.3 million in the first nine months of 2014. We source our loans through our branches and our direct mail program, as well as through automobile dealerships and retailers that partner with us. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened or acquired 51, 43, and 32 new branches in 2012, 2013, and the first nine months of 2014, respectively. We believe we have the opportunity to add as many as 700 additional branches over time in the states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

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

Asset Quality. Our results of operations are highly dependent upon the quality of our asset portfolio. We recorded a $39.2 million provision for credit losses during 2013 (or 8.2% of average finance receivables) and a $53.1 million provision for credit losses during the first nine months of 2014 (or annualized 13.5% of average finance receivables). The quality of our asset portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing and collection of the portfolio, and respond to changing economic conditions as we grow our loan portfolio.

Allowance for Credit Losses. We evaluate losses in each of our four categories of loans in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables (in thousands):

	As of September 30, 2014			As of December 31, 2013
	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Small installment loans	$310,424	$28,775	9.3%	$288,979	$15,370	5.3%
Large installment loans	42,177	1,744	4.1%	43,311	2,233	5.2%
Automobile purchase loans	163,825	11,362	6.9%	181,126	10,827	6.0%
Retail purchase loans	26,927	1,420	5.3%	31,268	1,659	5.3%

Total	$543,353	$43,301	8.0%	$544,684	$30,089	5.5%

The allowance for credit losses uses the net charge-off rate for the most recent six months (small installment loans), ten months (large installment loans), twelve months (automobile purchase loans), and ten months (retail purchase loans) as a percentage of the most recent month-end balance of loans as a key data point in estimating the allowance. Based on our annual evaluation of the effective lives of our loan categories during the three months ended September 30, 2014, retail purchase loans have been updated to use a ten month effective life rather than eleven. This had a negligible impact on the allowance due to the relative size of the retail purchase loan portfolio. We believe that the primary underlying factors driving the provision for credit losses for each of these loan types are our underwriting standards, the general economic conditions in the areas in which we conduct business, and the effectiveness of our collection efforts. In addition, gasoline prices and the market for repossessed automobiles at auction are additional underlying factors that we believe influence the provision for credit losses for automobile purchase loans and, to a lesser extent, large installment loans. We monitor these factors, the monthly trend of delinquencies, and the slow file (which consists of all loans one or more days past due) to identify trends that might require an increased allowance, and we modify the allowance for credit losses accordingly.

The allowance as a percentage of finance receivables increased from December 31, 2013 to September 30, 2014 for small installment loans due to increased net charge-offs that resulted from elevated accounts per employee in addition to a $6.5 million provision for increased delinquency from a higher than normal proportion of lower credit quality loans originated during the summer direct mail campaigns.

Interest Rates. Our costs of funds are affected by changes in interest rates, and the interest rate that we pay on our senior revolving credit facility is a floating rate. Our interest rate caps matured unused on March 4, 2014. We are evaluating interest rate management options and intend to enter into another interest rate management transaction or arrangement to replace the matured unused interest rate caps.

Efficiency Ratio. One of our key operating metrics is our efficiency ratio, which is calculated by dividing the sum of general and administrative expenses by total revenue. Our efficiency ratio was 45.3% in the first nine months of 2014, compared to 42.2% in the same period of 2013. The increase is primarily due to increased personnel and occupancy costs from opening 32 branches since September 30, 2013, costs from implementation of a new loan management system, and increased health care and consulting costs. Those increases were partially offset by a change in our Paid Time Off (“PTO”) policy.

We are migrating to a new loan management system. With this new systems platform, we expect enhanced functionality and efficiency in the processing and servicing of our diverse product portfolio and growing loan account base. The transition created one-time implementation costs of $0.6 million and $1.4 million for the three and nine months ended September 30, 2014, respectively.

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

Insurance Income. Our insurance income consists of revenue from the sale of various optional credit insurance products and other payment protection options offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. The type and terms of our optional credit insurance products vary from state to state based on applicable laws and regulations. We offer optional credit life insurance, credit accident and health insurance, and involuntary unemployment insurance. We require property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party in lieu of purchasing property insurance from us. We also require proof of liability and collision insurance for any vehicles securing loans, and we obtain automobile insurance on behalf of customers who permit their insurance coverage to lapse.

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. As of September 30, 2014, we had pledged a $1.9 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we judge as sufficient to maintain an allowance for credit losses at an adequate level to provide for losses on the related finance receivables portfolio. Credit loss experience, contractual delinquency of finance receivables, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that accurately reflects our estimate of losses in our loan portfolio. Therefore, changes in our charge-off rates may result in changes to our provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance.

In September 2014, the Company changed the time-based element of the charge-off policy from 365 days contractually delinquent to 180 days. The policy improves consistency, creates alignment with industry practice and is more conservative. This change generated a one-time charge-off of $2.1 million as of September 2014. The amount was charged against the allowance for credit losses which included a full specific valuation allowance for these delinquent accounts and, therefore, did not impact the provision for loan losses.

The charge-off policy change modified our historic loss rate and the resulting general reserve. In addition, we converted bankrupt accounts with confirmed plans from the bankruptcy court from delinquent to current status. The bankrupt accounts continue to be accounted for as troubled debt restructurings and considered impaired finance receivables. As a net result of these changes, the provision for credit losses increased by $318,000 as of September 30, 2014.

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

Other expenses consist primarily of legal, audit, consulting, office supplies, credit bureau charges, and postage.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of total revenue (unaudited):

	Three Months Ended September 30,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Interest and fee income	$48,789	90.5%	$39,708	89.6%
Insurance income, net	2,636	4.9%	2,839	6.4%
Other income	2,484	4.6%	1,758	4.0%

Total revenue	53,909	100.0%	44,305	100.0%

Expenses
Provision for credit losses	22,542	41.8%	11,078	25.0%
General and administrative expenses
Personnel	14,042	26.0%	9,681	21.9%
Occupancy	4,179	7.8%	3,167	7.1%
Marketing	1,756	3.3%	983	2.2%
Other	5,307	9.9%	3,703	8.4%
Interest expense	3,848	7.1%	3,913	8.8%

Total expenses	51,674	95.9%	32,525	73.4%

Income before income taxes	2,235	4.1%	11,780	26.6%
Income taxes	838	1.5%	4,539	10.3%

Net income	$1,397	2.6%	$7,241	16.3%

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Interest and fee income	$135,826	90.0%	$108,674	89.0%
Insurance income, net	8,412	5.6%	8,575	7.0%
Other income	6,689	4.4%	4,838	4.0%

Total revenue	150,927	100.0%	122,087	100.0%

Expenses
Provision for credit losses	53,106	35.2%	27,554	22.6%
General and administrative expenses
Personnel	38,284	25.4%	29,786	24.4%
Occupancy	11,312	7.5%	8,380	6.9%
Marketing	4,488	3.0%	2,836	2.3%
Other	14,297	9.4%	10,556	8.6%
Interest expense	11,167	7.4%	10,236	8.4%

Total expenses	132,654	87.9%	89,348	73.2%

Income before income taxes	18,273	12.1%	32,739	26.8%
Income taxes	6,852	4.5%	12,330	10.1%

Net income	$11,421	7.6%	$20,409	16.7%

Regional Management Corp. and Subsidiaries

Selected Financial Data

(Unaudited)

(in thousands)

	Components of Increase in Interest and Fee Income Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$7,608	$2,690	$10,298
Large installment loans	(80)	(13)	(93)
Automobile purchase loans	(703)	(280)	(983)
Retail purchase loans	(174)	33	(141)

Total increase in interest and fee income	$6,651	$2,430	$9,081

	Net Loans Originated (1) Three Months Ended September 30,
	2014	2013
Small installment loans	$174,325	$155,294
Large installment loans	11,301	12,266
Automobile purchase loans	16,222	25,474
Retail purchase loans	7,725	8,436

Total finance receivables originated	$209,573	$201,470

(1)	Represents balance of loan originations net of unearned finance charges

	Three Months Ended September 30,
	2014		2013
	Amount	Percentage of Average Finance Receivables (Annualized)	Amount	Percentage of Average Finance Receivables (Annualized)
Net charge-offs	$11,719	8.7%	$8,015	6.5%
Net charge-offs (180+ policy change)	2,106	1.6%	—	0.0%

Total net charge-offs	$13,825	10.3%	$8,015	6.5%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for credit losses	$22,542	41.8%	$11,078	25.0%
General and administrative expenses	$25,284	46.9%	$17,534	39.6%

	Amount	Growth Rate	Amount	Growth Rate
Same store finance receivables at period-end/growth rate	$505,660	0.2%	$450,437	16.5%
Same store revenue during period/growth rate	$50,497	14.7%	$39,748	16.1%
Number of branches in calculation	263		206

	Components of Increase in Interest and Fee Income Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013 Increase (Decrease)
	Volume	Rate	Net
Small installment loans	$25,505	$4,450	$29,955
Large installment loans	(746)	(304)	(1,050)
Automobile purchase loans	(593)	(942)	(1,535)
Retail purchase loans	(272)	54	(218)

Total increase in interest and fee income	$23,894	$3,258	$27,152

	Net Loans Originated (1) Nine Months Ended September 30,
	2014	2013
Small installment loans	$399,078	$353,364
Large installment loans	32,995	35,036
Automobile purchase loans	51,326	80,292
Retail purchase loans	22,350	25,534

Total finance receivables originated	$505,749	$494,226

(1)	Represents balance of loan originations net of unearned finance charges

	Nine Months Ended September 30,
	2014		2013
	Amount	Percentage of Average Finance Receivables (Annualized)	Amount	Percentage of Average Finance Receivables (Annualized)
Net charge-offs	$37,788	9.6%	$22,488	6.5%
Net charge-offs (180+ policy change)	2,106	0.5%	—	0.0%

Total net charge-offs	$39,894	10.1%	$22,488	6.5%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for credit losses	$53,106	35.2%	$27,554	22.6%
General and administrative expenses	$68,381	45.3%	$51,558	42.2%

	As of September 30,
	2014		2013		2012
	Finance Receivables	Percentage of Total	Finance Receivables	Percentage of Total	Finance Receivables	Percentage of Total
Small installment loans	$310,424	57.1%	$256,698	49.9%	$158,530	39.8%
Large installment loans	42,177	7.8%	43,200	8.4%	52,565	13.2%
Automobile purchase loans	163,825	30.1%	182,763	35.6%	160,979	40.4%
Retail purchase loans	26,927	5.0%	31,364	6.1%	26,505	6.6%

Total finance receivables	$543,353	100.0%	$514,025	100.0%	$398,579	100.0%

Number of branches at period end	296		264		213
Average finance receivables per branch	$1,836		$1,947		$1,871

	September 30, 2014		December 31, 2013		September 30, 2013
	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables
Allowance for credit losses	$43,301	8.0%	$30,089	5.5%	$28,682	5.6%
Current	404,756	74.5%	407,571	74.9%	386,770	75.2%
1 to 29 days delinquent	98,304	18.1%	93,303	17.1%	89,964	17.5%

Delinquent accounts:
30 to 59 days	19,274	3.6%	17,088	3.1%	16,423	3.2%
60 to 89 days	9,406	1.7%	9,267	1.7%	7,569	1.5%
90 to 119 days	5,508	1.0%	6,842	1.3%	5,315	1.0%
120 to 149 days	4,284	0.8%	5,108	0.9%	3,149	0.6%
150 to 179 days	1,821	0.3%	3,409	0.6%	1,896	0.4%
180 days and over (1)	—	0.0%	2,096	0.4%	2,939	0.6%

Total contractual delinquency (1)	$40,293	7.4%	$43,810	8.0%	$37,291	7.3%

Total finance receivables	$543,353	100.0%	$544,684	100.0%	$514,025	100.0%

(1)	The charge-off of 180 days and over delinquent accounts in September 2014 due to a change in the Company’s charge-off policy reduced total contractual delinquency at September 30, 2014 by 0.5%.

Comparison of September 30, 2014, Versus September 30, 2013

The following is a discussion of the changes by product type:

•	Small Installment Loans – Small installment loans (loans with an original principal balance of $2,500 or less) outstanding increased by $53.7 million, or 20.9%, to $310.4 million at September 30, 2014, from $256.7 million at September 30, 2013. The growth in receivables at the branches opened in 2013 and the first 9 months of 2014 contributed to the growth in overall small installment loans outstanding. In addition, our direct mail campaigns drove significant loan growth in existing and new branches.

•	Large Installment Loans – Large installment loans outstanding decreased by $1.0 million, or 2.4%, to $42.2 million at September 30, 2014, from $43.2 million at September 30, 2013. We have added expertise in this product type, are now marketing it, and are planning for growth in the future.

•	Automobile Purchase Loans – Automobile purchase loans outstanding decreased by $18.9 million, or 10.4%, to $163.8 million at September 30, 2014, from $182.8 million at September 30, 2013. This decrease is due to our strategic decision to constrain capital in the highly competitive automobile category. In August 2014, our AutoCredit Source branches were re-branded as Regional Finance branches and will now offer all loan products with less focus on indirect automobile purchase loans.

•	Retail Purchase Loans – Retail purchase loans outstanding decreased $4.4 million, or 14.1%, to $26.9 million at September 30, 2014, from $31.4 million at September 30, 2013. The decrease in retail purchase loans outstanding resulted from our strategic decision to deploy a greater proportion of capital to the higher yielding small installment loan category and improve the total finance receivable portfolio yield.

Comparison of the Three Months Ended September 30, 2014, Versus the Three Months Ended September 30, 2013

Net Income and Revenue. Net income decreased $5.8 million, or 80.7%, to $1.4 million during the three months ended September 30, 2014, from $7.2 million during the prior year period. The decrease was primarily due to increased provision for credit losses. Total revenues increased $9.6 million during the three months ended September 30, 2014, a 21.7% increase over the prior year period. The increase in revenues is attributable to loan growth in existing branches, statutory increases in allowable interest and fees in North Carolina and Texas, and to the opening of 32 additional branches since September 30, 2013.

Interest and Fee Income. Interest and fee income increased $9.1 million, or 22.9%, to $48.8 million during the three months ended September 30, 2014, from $39.7 million during the prior year period. The increase in interest and fee income was due primarily to a 9.2% increase in average finance receivables since September 30, 2013, coupled with an increase in the average yield on loans from 32.3% to 36.3% and partially due to statutory increases in allowable interest and fees in North Carolina and Texas. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories (in thousands):

	Three Months Ended September 30,
	2014		2013
	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Small installment loans	$299,558	48.6%	$235,533	44.4%
Large installment loans	42,691	26.6%	43,867	26.8%
Automobile purchase loans	168,226	19.6%	181,761	20.3%
Retail purchase loans	27,271	18.6%	31,197	18.1%

Total interest and fee yield	$537,746	36.3%	$492,358	32.3%

Insurance Income. Insurance income decreased $203,000, or 7.2%, to $2.6 million during the three months ended September 30, 2014 from $2.8 million during the prior year period. Additionally, annualized insurance income as a percentage of average finance receivables decreased from 2.3% to 2.0%. The decline is primarily attributable to the increase in loans originated through our mail campaigns where we do not have the opportunity to discuss our insurance offerings with the customer and from increased claims expense. The decline in insurance income as a percentage of average finance receivables is expected to continue as we carry on our mail campaigns.

Other Income. Other income increased $726,000, or 41.3%, to $2.5 million during the three months ended September 30, 2014 from $1.8 million during the prior year period. The largest component of other income is late charges, which increased $742,000, or 52.5%, to $2.2 million during the three months ended September 30, 2014 from $1.4 million during the prior year period. The increase in late charges was due primarily to the implementation of a late fee as part of the modernization of North Carolina’s consumer finance law, a 9.2% increase in average finance receivables, and an increase in average delinquent accounts.

Provision for Credit Losses. Our provision for credit losses increased $11.5 million, or 103.5%, to $22.5 million during the three months ended September 30, 2014 from $11.1 million during the prior year period. Annualized net loans charged-off were 10.3% and 6.5% of average finance receivables for the three month period ended September 30, 2014 and 2013, respectively. The increase included a $2.1 million one-time charge-off resulting from the Company’s change in charge-off policy.

Our provision for the three months ended September 30, 2014 increased primarily due to a charge of $6.5 million to augment our allowance for credit losses, necessitated by a higher than normal proportion of lower credit quality loans originated in our summer direct mail campaigns. These lower credit quality loans typically experience higher delinquencies and we have already seen our direct mail delinquency significantly increase. We anticipate that this higher delinquency will lead to higher subsequent charge-offs and GAAP requires us to reserve for those subsequent charge-offs in our current financial statements. Delinquencies for all other loan categories, including branch-based small installment loans, were consistent with expectations and historic trends.

The direct mail campaigns for the fourth quarter have been adjusted to prevent the same issue from occurring. We have returned to what has worked in the past, which should substantially reduce the ongoing volatility of our direct mail delinquency rates. However, we expect to see an elevated net charge-off rate for the next several months.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $7.8 million, or 44.2%, to $25.3 million during the three months ended September 30, 2014 from $17.5 million during the prior year period. This increase was primarily the result of adding 32 branches to our network since September 30, 2013, $0.6 million in costs related to the implementation of a new loan management system, and increased health care and consulting costs. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 46.9% during the three months ended September 30, 2014 from 39.6% during the prior year period. We expect costs related to the implementation of the new loan management system to be minimal over the next several months.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $4.4 million, or 45.0%, to $14.0 million during the three months ended September 30, 2014 from $9.7 million in the prior year period. This increase is primarily attributable to additional hiring for new branches opened, to maintaining an appropriate level of accounts per employee, and to increased insurance costs to meet the Affordable Care Act requirements. At September 30, 2013, we had 264 branches; whereas, at September 30, 2014 we had 296 branches.

Occupancy. Occupancy expenses increased $1.0 million, or 32.0%, to $4.2 million during the three months ended September 30, 2014 from $3.2 million during the prior year period. The increase in occupancy expenses is the result of 32 additional branches since September 30, 2013, and telecommunications upgrades. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses increased $773,000, or 78.6%, to $1.8 million during the three months ended September 30, 2014 from $1.0 million during the prior year period. The increase was due to the increases in the volume of our mail campaigns, including invitations to apply and pre-qualified offers to support our 32 new branches and grow our small loan portfolio.

Other Expenses. Other expenses increased $1.6 million, or 43.3%, to $5.3 million during the three months ended September 30, 2014 from $3.7 million during the prior year period. The increase was primarily due to $0.3 million of expenses related to the implementation of a new loan management system and other legal, compliance and human resources consulting costs associated with being a growing public company.

Interest Expense. Interest expense on the senior revolving credit facility and other debt decreased $65,000, or 1.7%, to $3.8 million during the three months ended September 30, 2014 from $3.9 million during the prior year period. The average cost of our senior revolving credit facility decreased by 22 basis points to 4.55% for the three months ended September 30, 2014 from 4.77% for the prior year period. The primary difference was the mix between our LIBOR-based and prime interest rate portions of the loan.

Income Taxes. Income taxes decreased $3.5 million, or 76.1%, to $1.1 million during the three months ended September 30, 2014 from $4.5 million during the prior year period. The decrease in income taxes was due to a decrease in net income before taxes. The effective tax rate decreased 100 basis points to 37.5% during the three months ended September 30, 2014 from 38.5% during the prior year period. The decrease in effective tax rate was due to an elevated 2013 rate caused by non-deductible stock offering costs.

Comparison of the Nine Months Ended September 30, 2014, Versus the Nine Months Ended September 30, 2013

Net Income and Revenue. Net income decreased $9.0 million, or 44.0%, to $11.4 million during the nine months ended September 30, 2014, from $20.4 million during the prior year period. The decrease was primarily due to increased provision for credit losses. Total revenues increased $28.8 million during the nine months ended September 30, 2014, a 23.6% increase over the prior year period. The increase in revenues is attributable to loan growth in existing branches, statutory increases in allowable interest and fees in North Carolina and Texas, and to the opening or acquisition of 32 additional branches since September 30, 2013.

Interest and Fee Income. Interest and fee income increased $27.2 million, or 25.0%, to $135.8 million during the nine months ended September 30, 2014, from $108.7 million during the prior year period. The increase in interest and fee income was due primarily to a 14.0% increase in average finance receivables since September 30, 2013, coupled with an increase in the average yield on loans from 31.4% to 34.4% and statutory increases in allowable interest and fees in North Carolina and Texas. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories (in thousands):

	Nine Months Ended September 30,
	2014		2013
	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Small installment loans	$281,550	46.3%	$207,408	43.6%
Large installment loans	42,585	26.8%	46,069	27.9%
Automobile purchase loans	173,252	19.7%	177,071	20.4%
Retail purchase loans	28,879	18.3%	30,914	18.0%

Total interest and fee yield	$526,266	34.4%	$461,462	31.4%

Insurance Income. Insurance income decreased $163,000, or 1.9%, to $8.4 million during the nine months ended September 30, 2014 from $8.6 million during the prior year period. Additionally, annualized insurance income as a percentage of average finance receivables decreased from 2.5% to 2.1%. The decline is primarily attributable to the increase in loans originated through our mail campaigns where we do not have the opportunity to discuss our insurance offerings with the customer and from increased claims expense. The decline in insurance income as a percentage of average finance receivables is expected to continue as we carry on our mail campaigns.

Other Income. Other income increased $1.9 million, or 38.3%, to $6.7 million during the nine months ended September 30, 2014 from $4.8 million during the prior year period. The largest component of other income is late charges, which increased $1.9 million, or 48.9%, to $5.8 million during the nine months ended September 30, 2014 from $3.9 million during the prior year period. The increase in late charges was due primarily to the implementation of a late fee as part of the modernization of North Carolina’s consumer finance law, a 14.0% increase in average finance receivables, and an increase in average delinquent accounts.

Provision for Credit Losses. Our provision for credit losses increased $25.6 million, or 92.7%, to $53.1 million during the nine months ended September 30, 2014 from $27.6 million during the prior year period. Annualized net loans charged-off were 10.1% and 6.5% of average finance receivables for the nine month period ended September 30, 2014 and 2013, respectively. The increase in net charge-offs included a $2.1 million one-time charge-off resulting from the Company’s change in charge-off policy.

Our provision for the nine months ended September 30, 2014 increased primarily due to elevated accounts per employee, the resulting challenges in properly servicing the growth in accounts, and the subsequent charge-offs during 2014. Additionally, our provision was impacted by a charge of $6.5 million to augment our allowance for credit losses, necessitated by a higher than normal proportion of lower credit quality loans originated in our summer direct mail campaigns. These lower credit quality loans typically experience higher delinquencies and we have already seen our direct mail delinquency significantly increase. We anticipate that this higher delinquency will lead to higher subsequent charge-offs and GAAP requires us to reserve for those subsequent charge-offs in our current financial statements. Delinquencies for all other loan categories, including branch-based small installment loans, were consistent with expectations and historic trends.

The direct mail campaigns for the fourth quarter have been adjusted to prevent the same issue from occurring. We have returned to what has worked in the past, which should substantially reduce the ongoing volatility of our direct mail delinquency rates. However, we expect to see an elevated net charge-off rate for the next several months.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $16.8 million, or 32.6%, to $68.3 million during the nine months ended September 30, 2014 from $51.6 million during the prior year period. This increase was primarily the result of adding 32 branches to our network since September 30, 2013, $1.4 million of costs related to the implementation of a new loan management system, and increased health care and consulting costs. These increases were partially offset by a $1.4 million liability reversal due to a change in our PTO policy. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 45.3% during the nine months ended September 30, 2014 from 42.2% during the prior year period.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $8.5 million, or 28.5%, to $38.3 million during the nine months ended September 30, 2014 from $29.8 million in the prior year period. This increase is primarily attributable to additional hiring for new branches opened, to maintaining an appropriate level of accounts per employee, and to increased insurance costs to meet the Affordable Care Act requirements. These increases were partially offset by a $1.4 million liability reversal due to a change in our PTO policy. At September 30, 2013, we had 264 branches; whereas, at September 30, 2014 we had 296 branches. We expect personnel costs to increase in order to build our administrative infrastructure.

Occupancy. Occupancy expenses increased $2.9 million, or 35.0%, to $11.3 million during the nine months ended September 30, 2014 from $8.4 million during the prior year period. The increase in occupancy expenses is the result of 32 additional branches since September 30, 2013, and telecommunications upgrades. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses increased $1.7 million, or 58.3%, to $4.5 million during the nine months ended September 30, 2014 from $2.8 million during the prior year period. The increase was due to the increases in the volume of our mail campaigns, including invitations to apply and pre-qualified offers to support our 32 new branches and grow our small loan portfolio.

Other Expenses. Other expenses increased $3.7 million, or 35.4%, to $14.3 million during the nine months ended September 30, 2014 from $10.6 million during the prior year period. The increase was primarily due to $0.7 million of expenses related to the implementation of a new loan management system and other legal, compliance and human resource consulting costs associated with being a growing public company.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $0.9 million, or 9.1%, to $11.2 million during the nine months ended September 30, 2014 from $10.2 million during the prior year period. This increase was due primarily to the increase in the average balance of our senior revolving credit facility. The average cost of our senior revolving credit facility decreased by 4 basis points to 4.47% for the nine months ended September 30, 2014 from 4.51% for the prior year period. The primary difference was the mix between our LIBOR-based and prime interest rate portions of the loan.

Income Taxes. Income taxes decreased $5.5 million, or 44.4%, to $6.9 million during the nine months ended September 30, 2014 from $12.3 million during the prior year period. The decrease in income taxes was due to a decrease in net income before taxes. The effective tax rate remained steady at 37.5% during the nine months ended September 30, 2014 compared to 37.7% during the prior year period.

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

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of September 30, 2014, these reserve requirements totaled $1.9 million. Additionally, we had a reserve for life insurance claims on our balance sheet of $219, as determined by the third party, unrelated ceding company.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $14.6 million, or 28.9%, to $64.9 million during the nine months ended September 30, 2014 from $50.4 million during the prior year period. The increase was primarily due to higher net income, before provision for credit losses, due to growth in the business.

Investing Activities. Investing activities consist of finance receivables originated and purchased, the purchase of furniture and equipment for new and existing branches, and the net change in restricted cash. Net cash used in investing activities for the nine months ended September 30, 2014 was $42.0 million compared to net cash used in investing activities of $101.0 million for the prior year period, a net decrease of $59.0 million in net cash used in investing activities. The decrease was primarily from flat balances in finance receivables in the nine months ended September 30, 2014 versus growth in finance receivables in the prior year period. We issued lower yielding, higher acceptance rate direct mailings in the nine months ended September 30, 2013, driving small installment loan growth in that period. In addition, we constrained capital in the highly competitive automobile category and deployed a greater proportion of capital to the higher yielding small installment loan category.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuance of common stock. During the nine months ended September 30, 2014, net cash used in financing activities was $23.2 million, resulting in an increase in net cash used in financing activities of $78.5 million from the prior year period. The increase in net cash used in financing activities was primarily a result of an increase in net payments on the senior revolving credit facility due to increased cash available from repayments of finance receivables.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into an amended and restated senior revolving credit facility with a syndicate of banks in January 2012, which was subsequently amended in July 2012, March 2013, May 2013, and November 2013. The amended and restated senior revolving credit facility provides for up to $500.0 million in availability, with a borrowing base of 85% of eligible finance receivables and subject to adjustment at certain credit quality levels (83% as of September 30, 2014), and matures in May 2016. The facility has an accordion provision that allows for the expansion of the facility to $600.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one month and six months, with a LIBOR floor of 1.00%, plus an applicable margin based on our leverage ratio. Alternatively, we may pay interest at a rate based on the prime rate (which was 3.25% as of September 30, 2014) plus an applicable margin (which was 2.0% as of September 30, 2014). We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $375.0 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $339.3 million at September 30, 2014. At September 30, 2014, we were in compliance with our debt covenants. A year or more in advance of the May 2016 maturity date of our amended and restated senior revolving credit facility, we intend to extend its maturity date or take other appropriate action to address repayment upon maturity.

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

We had entered into interest rate caps to manage interest rate risk associated with a notional amount of $150.0 million of our LIBOR-based borrowings. The interest rate caps matured unused on March 4, 2014. We are evaluating interest rate management options and intend to enter into an interest rate management transaction or arrangement to replace the matured unused interest rate caps.

Other Financing Arrangements. We have a $1.5 million line of credit with a commercial bank to facilitate our cash management program, which is secured by a mortgage on our headquarters. The interest rate is prime plus 0.25%, with a minimum of 5.00%, and interest is payable monthly. The line of credit matures on January 18, 2015. There are no significant restrictive covenants associated with this line of credit. There were no outstanding borrowings under this line of credit at September 30, 2014.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

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

In making an evaluation about the portfolio, we consider the trend of contractual delinquencies and the slow file. The slow file consists of all loans that are one or more days past due. We evaluate delinquencies and the slow file by each state and by supervision district within states to identify trends requiring investigation. Historically, loss rates have been affected by several factors, including the general economic condition in the areas in which we conduct business, the number of customers filing for bankruptcy protection, the prices paid for vehicles at automobile auctions, and the effectiveness of our collection efforts. Management considers each of these factors in establishing the allowance for credit losses.

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

We charge-off all loans at the date that the loan is contractually delinquent 180 days. We initiate repossession proceedings on certain loans when we have exhausted other means of collection and, in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed vehicles through public sales conducted by independent automobile auction organizations, after the required post-possession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

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

Stock-Based Compensation.

We measure compensation cost for stock-based awards at estimated fair value and recognize compensation expense over the service period for awards expected to vest. All grants are made at 100% of fair value at the date of the grant. The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate, and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Prior to our initial public offering in 2012, our stock was not publicly-traded. We used the performance of the common stock of a publicly-traded company whose business is comparable to ours to estimate the volatility of our stock. The risk-free rate is based on the U.S. Treasury yield at the date our Board approved the option awards for the period over which the options are exercisable.

Income Taxes.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of September 30, 2014, we had not taken any tax position that exceeds the amount described above.

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

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables at either prevailing market rates or at statutory limits. Subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.5 times per year from cash payments, renewals, and charge-offs of loans. Because our automobile purchase loans and retail purchase loans have longer maturities and typically are not refinanced prior to maturity, the rate of turnover of the loan portfolio may change as these loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At September 30, 2014, our outstanding debt under our senior revolving credit facility was $339.3 million and interest on borrowings under this facility was approximately 4.47% for the nine months ended September 30, 2014, including amortization of debt issuance costs and an unused line fee. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at September 30, 2014, an increase of 100 basis points in the LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $848,000 of increased interest expense on an annual basis.

We entered into interest rate caps to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. The interest rate caps matured unused on March 4, 2014. We are evaluating interest rate management options and intend to enter into an interest rate management transaction or arrangement to replace the matured unused interest rate caps.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and we necessarily apply our judgment in evaluating the cost–benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, our management, under the supervision and with the participation of our Interim Chief Executive Officer (“Interim CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on their evaluation, our Interim CEO and our CFO have concluded that, because a material weakness in the Company’s internal control over financial reporting existed at September 30, 2014, the Company’s disclosure controls and procedures were not effective as of September 30, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a control deficiency that constituted a material weakness in our internal control over financial reporting as of September 30, 2014. Specifically, we did not design and maintain effective controls over the credit risk associated with the origination of direct mail loans, resulting in a reasonable possibility that a material misstatement of our allowance for credit losses would not be prevented or detected on a timely basis. Controls were not effectively designed to apply sufficient scrutiny to the credit quality criteria used to identify direct mail recipients and to audit the resulting recipient list. Accordingly, we have determined that this control deficiency constitutes a material weakness. This material weakness did not result in any adjustments to our prior-period interim or annual consolidated financial statements.

In addition, on August 7, 2014, at the time we filed our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. However, our Interim CEO and our CFO have now concluded that our disclosure controls and procedures were not effective as of June 30, 2014 because of the material weakness in our internal control over financial reporting described above. We will be amending our Quarterly Report on Form 10-Q for the second quarter of 2014 to reflect the conclusion that our disclosure controls and procedures were not effective as of June 30, 2014.

In response to the material weakness described above, our management, with oversight from the Audit Committee of our Board of Directors, has taken steps and plans to take additional measures to remediate the underlying causes of the material weakness. While we believe we will remediate the material weakness prior to December 31, 2014, we can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

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

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors, executive officers, and shareholders. The complaint alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities in the September 2013 and December 2013 secondary public offerings. The Company expects that lead plaintiffs will file an amended complaint later this year, after which the Company has two months to respond. The Company believes that the claims against it are without merit and intends to defend against the litigation vigorously.

We are also involved in various legal proceedings and related actions that have arisen in the ordinary course of our business that have not been fully adjudicated. Our management does not believe that these matters, when ultimately concluded and determined, will have a material adverse effect on our financial condition, liquidity, or results of operations.

ITEM 1A.	RISK FACTORS

Other than with respect to the risk factor set forth below, there have been no material changes to our Risk Factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (which was filed with the SEC on March 17, 2014), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

The recent resignation of our Chief Executive Officer may negatively affect our business.

On October 30, 2014, we announced that Thomas F. Fortin resigned as our Chief Executive Officer and from our Board of Directors, effective as of October 30, 2014. Our Board of Directors appointed Michael R. Dunn to serve as our interim Chief Executive Officer, also effective as of October 30, 2014. Mr. Fortin had been with the Company for over seven years and made valuable contributions to our Company’s growth and emergence as a publicly traded company. We cannot be certain what impact the loss of Mr. Fortin, the transition to an interim Chief Executive Officer or the transition to a new Chief Executive Officer will have on our business or that additional changes in senior management will not occur.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

As described under Item 4, “Controls and Procedures,” we have identified a material weakness in the Company’s internal control over financial reporting related to controls over the credit risk associated with the origination of direct mail loans. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have initiated remedial measures, but these new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. To implement these remedial measures, we may need to commit significant resources, hire additional staff, and provide additional management oversight. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, if our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: November 10, 2014	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Sixth Amendment to Employment Agreement between Regional Management Corp. and C. Glynn Quattlebaum, dated July 2, 2014	8-K	001-35477	10.1	07/02/2014

10.2	Employment Agreement, dated September 19, 2014, between Jody L. Anderson and Regional Management Corp.	8-K	001-35477	10.1	09/25/2014

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) the Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2014 and the year ended December 31, 2013; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X