Form 10-Q/A
period 2014-06-30
Regional Management Corp.
filed 2014-11-20
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

In this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2014 (the “Form 10-Q/A”), Regional Management Corp. (the “Company”) is updating Item 4 (Controls and Procedures) of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2014 (the “Original Filing”), to reflect changes in the Company’s assessment of its disclosure controls and procedures and internal control over financial reporting. Other than new certifications, as required, under Item 6 “Exhibits”, this Form 10-Q/A does not affect any other parts of, or exhibits to, the Original Filing, nor does it reflect events occurring after the date of the Original Filing.

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

In connection with the preparation of the Original Filing, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. On August 7, 2014, at the time we made our Original Filing with the SEC, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. However, our Interim Chief Executive Officer (the “Interim CEO”) and our Chief Financial Officer (the “CFO”) have since concluded that, because of the existence of a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a control deficiency that constituted a material weakness in our internal control over financial reporting as of June 30, 2014. Specifically, we did not design and maintain effective controls over the credit risk associated with the origination of direct mail loans, resulting in a reasonable possibility that a material misstatement of our allowance for credit losses would not be prevented or detected on a timely basis. Controls were not effectively designed to apply sufficient scrutiny to the credit quality criteria used to identify direct mail recipients and to audit the resulting recipient list. Accordingly, we have determined that this control deficiency constitutes a material weakness. This material weakness did not result in any adjustments to our prior-period interim or annual consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarterly period ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6.	Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q/A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: November 20, 2014	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1+	Section 1350 Certifications	—	—	—	—	—

101++	The following materials from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) the Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2014 and the year ended December 31, 2013; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	—

+	Included in the Original Filing.
++	The XBRL-related information was furnished with the Original Filing.