Form 10-K
period 2014-12-31
Regional Management Corp.
filed 2015-03-16
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $181,021,880 based upon the closing sale price as reported on the New York Stock Exchange. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.

As of March 9, 2015, there were 12,853,743 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

REGIONAL MANAGEMENT CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2014

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, certain statements and disclosures contained in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, plans and objectives of management, representations, and contentions, and are not historical facts. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” and similar words, although some forward-looking statements are expressed differently. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events, and performance could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the risks set forth in Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.

PART I

ITEM 1.	BUSINESS.

Overview

Regional Management Corp. (together with its subsidiaries, “Regional,” the “Company,” “we,” “us,” and “our”) was incorporated in South Carolina on March 25, 1987, and converted into a Delaware corporation on August 23, 2011. We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 300 locations with approximately 345,500 active accounts primarily across Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, and Texas as of December 31, 2014. Most of our loan products are secured and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced and collected through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Loans – We offer standardized small installment loans ranging from $500 to $2,500, with terms of up to 36 months, which are typically secured by non-essential household goods. We originate these loans through our branches, via our consumer website, by customer referrals, and through direct mail campaigns, including by mailing convenience checks to pre-screened individuals who are able to enter into a loan by depositing these checks. As of December 31, 2014, we had approximately 289,700 small loans outstanding representing $319.5 million in finance receivables or an average of approximately $1,100 per loan. In 2014, 2013, and 2012, interest and fee income from small loans contributed $134.7 million, $98.0 million, and $65.9 million, respectively, to our total revenue.

•

Large Loans – We offer large installment loans through our branches ranging from $2,501 to $20,000, with terms of between 18 and 60 months. Our large loans are secured by either a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle, and/or non-essential household goods. As of December 31, 2014, we had approximately 12,600 large loans outstanding representing $46.1 million in finance receivables or an average of approximately $3,700 per loan. In 2014, 2013, and 2012, interest and fee income from large loans contributed $11.5 million, $12.5 million, and $16.3 million, respectively, to our total revenue.

•

Automobile Loans – We offer automobile loans of up to $27,500, generally with terms of between 36 and 72 months, which are secured by the purchased vehicle. Our automobile loans are offered through a network of dealers in our geographic footprint. Our automobile loans include both direct loans, which are sourced through a dealership and closed at one of our branches, and indirect loans, which are originated and closed at a dealership in our network without the need for the customer to visit one of our branches. As of December 31, 2014, we had approximately 17,300 automobile loans outstanding representing $154.4 million in finance receivables or an average of approximately $8,900 per loan. In 2014, 2013, and 2012, interest and fee income from automobile loans contributed $33.4 million, $36.2 million, and $32.7 million, respectively, to our total revenue.

•

Retail Loans – We offer indirect retail loans of up to $7,500, with terms of between 6 and 48 months, which are secured by the purchased item. These loans are offered through a network of retailers within and, to a limited extent, outside of our geographic footprint. As of December 31, 2014, we had approximately 25,900 retail loans outstanding representing $26.1 million in finance receivables or an average of approximately $1,000 per loan. In 2014, 2013, and 2012, interest and fee income from retail loans contributed $5.2 million, $5.6 million, and $4.2 million, respectively, to our total revenue.

•

Optional Insurance Products – We offer our customers optional payment protection insurance relating to many of our loan products. In 2014, insurance income, net, was $10.7 million, or 5.2% of our total revenue.

We report operating segments in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We have one reportable segment, which is the consumer finance segment. Our other revenue generating activities, including insurance operations, are performed in the existing branch network in conjunction with or as a complement to the lending operations. For financial information regarding the results of our only reportable segment, the consumer finance segment, for each of the last three fiscal years, refer to Item 6, “Selected Financial Data” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our Industry

We operate in the consumer finance industry serving the large population of non-prime and underbanked consumers who have limited access to credit from banks, thrifts, credit card companies, and other traditional lenders. According to the Federal Deposit Insurance Corporation (“FDIC”), there were approximately 51 million adults living in underbanked households in the United States in 2013, up from 43 million in 2009. While the number of non-prime consumers in the United States has grown, the supply of consumer credit to this demographic has contracted. Following deregulation of the U.S. banking industry in the 1980s, many banks and finance companies that traditionally provided small denomination consumer credit refocused their businesses on larger loans with lower comparative origination costs and lower charge-off rates. Tightened credit requirements imposed by banks, thrifts, credit card companies, and other traditional lenders that began during the recession in

2008 and 2009 have further reduced the supply of consumer credit for the growing number of non-prime and underbanked individuals. We believe the large number of potential customers in our target market, combined with the decline in available consumer credit, provides an attractive market opportunity for our diversified product offerings—installment lending, automobile lending, and retail lending.

Installment Lending. Installment lending to underbanked and other non-prime consumers is one of the most highly fragmented sectors of the consumer finance industry. Providers of installment loans, such as Regional, generally offer loans with longer terms and lower interest rates than other alternatives available to underbanked consumers, such as title, payday, and pawn lenders.

Automobile Lending. Automobile finance comprises one of the largest consumer finance markets in the United States. The automobile loan sector is generally segmented by the credit characteristics of the borrower. Automobile loans are typically initiated or arranged through automobile dealers nationwide who rely on financing to drive their automobile sales.

Retail Lending. The retail industry represents a large consumer market in which retailers often do not provide their own financing, but instead partner with large banks and credit card companies that generally limit their lending activities to prime borrowers. As a result, non-prime customers often do not qualify for financing from these traditional lenders. Continued consumer demand from non-prime consumers presents a growth opportunity for retail loans.

Our Business Model and Operations

Integrated Branch Model. Our branch network, with 300 locations across eight states as of December 31, 2014, serves as the foundation of our multiple channel platform and the primary point of contact with our approximately 345,500 active accounts. By integrating underwriting, servicing, and collections at the branch level, our employees are able to maintain a relationship with our customers throughout the life of a loan. For loans originated at a branch, underwriting decisions are typically made by our local branch manager. Our branch managers combine our company-wide underwriting standards and flexibility within our guidelines to consider each customer’s unique circumstances. This tailored branch-level underwriting approach allows us to both reject certain marginal loans that would otherwise be approved solely based on a credit report or automated loan approval system, as well as to selectively extend loans to customers with prior credit challenges who might otherwise be denied credit. In addition, nearly all loans, regardless of origination channel, are serviced and collected through our branches, which allows us to maintain frequent, in-person contact with our customers. We believe this frequent-contact, relationship-driven lending model provides greater insight into potential payment difficulties and allows us to more effectively pursue payment solutions, which improves our overall credit performance. It also provides us with frequent opportunities to assess the borrowing needs of our customers and to offer new loan products as their credit profiles evolve.

Multiple Channel Platform. We offer a diversified range of loan products through our multiple channel platform, which enables us to efficiently reach existing and new customers throughout our markets. We began building our strategically located branch network over 25 years ago and have expanded to 300 branches as of December 31, 2014. Our automobile loans are offered through a network of dealers in our geographic footprint. We offer direct automobile loans, which are sourced through a dealership and closed at one of our branches, and indirect automobile loans, which are closed at the dealership without the need for the customer to visit a branch. In addition, we have relationships with retailers that offer our retail loans in their stores at the point of sale. Our direct mail campaigns include pre-screened convenience check mailings and mailings of preapproved offers, prequalified offers, and invitations to apply, which enable us to market our products to hundreds of thousands of customers on a cost-effective basis. Finally, we have developed our consumer website to promote our products and facilitate loan applications. We believe that our multiple channel platform provides us with a competitive advantage by giving us broad access to our existing customers and multiple avenues for attracting new customers.

Attractive Products for Customers with Limited Access to Credit. Our flexible loan products, ranging from $500 to $27,500 with terms of up to 72 months, are competitively priced, easy to understand, and incorporate features designed to meet the varied financial needs and credit profiles of a broad array of consumers. This product diversity distinguishes us from monoline competitors and provides us with the ability to offer our customers new loan products as their credit profiles evolve, building customer loyalty.

We believe that the rates on our products are significantly more attractive than many other credit options available to our customers, such as payday, pawn, or title loans. We also differentiate ourselves from such alternative financial service providers by reporting our customers’ payment performance to credit bureaus. This practice provides our customers with the opportunity to improve their credit score by establishing a responsible payment history with us and ultimately to gain access to a wider range of credit options, including our own. We believe this opportunity for our customers to improve their credit history, combined with our diversity of products and competitive pricing and terms, distinguishes us in the consumer finance market and provides us with a competitive advantage.

Demonstrated Organic Growth. We have grown our finance receivables by 120% from $247.7 million at December 31, 2010 to $546.2 million at December 31, 2014. Our growth has come from both expanding our branch network and developing new channels and products. From 2010 to 2014, we grew our year-end branch count from 134 branches to 300 branches, a compound annual growth rate (“CAGR”) of 22.3%. We opened or acquired 36 net new branches in 2014, and we have also grown our existing branch revenues. Historically, our branches have rapidly increased their outstanding finance receivables during the early years of operations and generally have quickly achieved profitability.

We have also grown by adding new channels and products, which are serviced at the local branch level. We introduced direct automobile purchase loans in 1998, and in late 2010, we expanded our product offerings to include indirect automobile purchase loans. Indirect automobile purchase loans allow customers to obtain a loan at a dealership without visiting one of our branches. Net loan originations from our convenience check program have grown from $34.3 million in 2010 to $134.5 million in 2014, a CAGR of 40.8%, as we have increased the volume of our convenience check marketing campaigns. We also introduced a consumer website enabling customers to complete a loan application online. Since the launch of our website in late 2008, we have received more than 117,000 web applications resulting in $26.0 million of gross finance receivables.

Established Portfolio Performance. Despite the challenges posed by the sharp economic downturn beginning in 2008, our annual net charge-off rates between 2008 and 2013 remained consistent, ranging from 6.3% to 8.6% of our average finance receivables. In 2014, due to branch staffing issues in the first half of the year and convenience check credit quality deterioration in our mail campaigns between April and September, we experienced an uncharacteristically high annual net charge-off rate of 11.1% of our average finance receivables. In 2015, we seek to return to and improve upon our historical portfolio performance. In late 2014 and early 2015, we hired a Chief Risk Officer and other personnel focused on credit risk management, established a Credit Committee to oversee direct mail campaign underwriting and origination processes, implemented additional policies and internal control procedures related to the audit of direct mail campaign files, and improved upon early-stage delinquency reporting and communication. Through these initiatives and others, we plan to carefully manage our credit exposure in 2015 and beyond as we grow our business, develop new products, and enter new markets.

We generally do not make loans to customers with limited stability as represented by length of time at their current employer and at their current residence, although we consider numerous other factors in evaluating a potential customer’s creditworthiness, such as unencumbered income, debt-to-income ratios, and a credit report detailing the applicant’s credit history. Our underwriting standards focus on our customers’ ability to affordably make loan payments out of their discretionary income, with the value of pledged collateral serving as a credit enhancement rather than the primary underwriting criterion. Portfolio performance is improved by our regular in-person contact with customers at our branches, which helps us to anticipate repayment problems before they occur and allows us to work with customers to develop solutions prior to default, using repossession only as a last option. In addition, our centralized management information system enables regular monitoring of branch portfolio metrics. Our state operations vice presidents and district supervisors monitor loan underwriting, delinquencies, and charge-offs of each branch in their respective regions. In addition, the compensation received by our branch managers and assistant managers has a significant performance component and is closely tied to credit quality, among other defined performance targets. We believe our frequent-contact, relationship-driven lending model, combined with regular monitoring and alignment of employee incentives, improves our overall credit performance.

Experienced Management Team. Our executive and senior operations management teams consist of individuals highly experienced in installment lending and other consumer finance services. In 2014, we appointed a new Chief Executive Officer and a new President and Chief Operating Officer with more than 30 years and 25 years, respectively, of consumer finance experience. Also in 2015, we appointed a Chief Risk Officer with nearly 20 years of financial and consumer lending experience, including significant expertise in credit risk management. As of December 31, 2014, our state operations vice presidents averaged more than 24 years of industry experience and more than 10 years of service at Regional, while our district supervisors averaged 25 years of industry experience and more than four years of service with Regional. Our executive and senior operations management team members intend to leverage their experience and expertise in consumer lending to grow our business, deliver high-quality service to our customers, and carefully manage our credit risk.

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

•

Existing Branches – We intend to continue increasing same-store revenues by further building relationships in the communities in which we operate and capitalizing on opportunities to offer our customers new loan products as their credit profiles evolve. From 2010 to 2014, we opened or acquired 183 new branches, and we expect revenues at these branches will grow faster than our overall same-store revenue growth rate as they mature.

•

New Branches – We believe there is sufficient demand for consumer finance services to continue our pattern of new branch openings and branch acquisitions in the states where we currently operate, allowing us to capitalize on our existing infrastructure and experience in these markets. We also analyze detailed demographic and market data to identify favorable locations for new branches. Opening new branches allows us to generate both direct lending at the branches, as well as to create new origination opportunities by establishing relationships with automobile dealerships and retailers in the community.

•

New States – We intend to explore opportunities for growth in several states outside of our existing geographic footprint that enjoy favorable operating environments, such as Kentucky, Louisiana, Mississippi, Missouri, and Virginia. We do not expect to expand into states with unfavorable operating environments even if those states are demographically attractive for our business. In 2011, we opened our first branch in Oklahoma; in 2012, we opened our first branch in New Mexico; and in 2013, we opened our first branch in Georgia.

We also believe that the highly fragmented nature of the consumer finance industry and the evolving competitive, regulatory, and economic environment provide attractive opportunities for growth through branch acquisitions.

Expand and Capitalize on Our Diverse Channels and Products. We intend to continue to expand and capitalize on our multiple channel platform and broad array of offerings as follows:

•

Direct Mail Programs – We plan to continue to improve our screening criteria and tracking for direct mail campaigns, which we believe will enable us to improve response rates and credit performance. Since 2007, we have more than tripled the annual number of convenience checks that we have mailed, and we have diversified our direct mail campaign efforts. In 2014, we mailed over 3.1 million convenience checks, 2.0 million prequalified loan offers, and 1.7 million invitations to apply. We intend to continue increasing the size of our direct mail campaigns to grow our loan portfolio. This effort will add new customers, increase volume at our branches, and create opportunities to offer new loan products to our existing customers. In addition, we mail convenience checks in new markets as soon as new branches are open, which we believe helps our new branches more quickly develop a customer base and build finance receivables.

•

Automobile Loans – We source our automobile loans through a network of dealers in our geographic footprint. We have hired dedicated marketing personnel to develop relationships with these dealers and to expand our automobile financing network. We will also seek to capture a larger percentage of the financing activity of dealers in our existing network by continuing to improve our relationships with dealers, maintaining the competitiveness of the products we offer, and reducing our response time to loan applications.

•

Retail Loans – Our retail loans are offered through a network of retailers. We intend to continue to grow our network of retailers by having our dedicated marketing personnel continue to solicit new retailers, obtain referrals through relationships with our existing retail partners, and to a lesser extent, reach retailers through trade shows and industry associations.

•

Online Sourcing – To serve customers who want to reach us over the Internet, we developed a new channel in late 2008 by making an online loan application available on our consumer website. We intend to continue to develop and expand our online marketing efforts and increase traffic to our consumer website through the use of tools such as search engine optimization and paid online advertising.

We believe the expansion of our channels and products, supported by the growth of our branch network, will provide us with opportunities to reach new customers as well as to offer new loan products to our existing customers as their credit profiles evolve. We plan to continue to develop and introduce new products that are responsive to the needs of our customers in the future.

Focus on Sound Underwriting and Credit Control. In response to the credit quality deterioration in our convenience check mail campaigns in 2014, we have renewed our focus on sound underwriting and credit control. In late 2014 and early 2015, we hired a Chief Risk Officer and other personnel focused on credit risk management, established a Credit Committee to oversee direct mail campaign underwriting and origination processes, implemented additional policies and internal control procedures related to the audit of direct mail campaigns, and improved upon early-stage delinquency reporting and communication. We expect that, once fully implemented, these and other efforts will improve our delinquency and charge-off experience in 2015 and beyond.

Our philosophy is to emphasize sound underwriting standards focused on a customer’s prior credit payment history and ability to affordably make loan payments, to work with customers experiencing payment difficulties, and to use repossession only as a last option. For example, we permit customers to defer payments or refinance delinquent loans under limited circumstances, although we generally do not offer customers experiencing payment difficulties the opportunity to modify their loans to reduce the amount of principal that they owe. A deferral extends the due date of the loan by one month and allows the customer to maintain his or her credit rating in good standing. In addition to deferrals, we also allow customers to refinance loans. We limit the refinancing of delinquent loans to those customers who otherwise satisfy our credit standards (other than with respect to the delinquency). We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers resolve temporary financial setbacks and repair or sustain their credit. During 2014, we refinanced only $6.6 million of loans that were 60 days or more contractually past due, representing approximately 0.7% of our total loan volume for fiscal 2014. As of December 31, 2014, the outstanding gross balance of such refinancings was only $3.7 million, or less than 0.6% of gross finance receivables as of such date.

In accordance with this philosophy, we intend to continue to refine our underwriting standards to assess an individual’s creditworthiness and ability to repay a loan. In recent years, we have implemented several new programs to continue to improve our underwriting standards and loan collection rates, including those initiatives described above. Our management information system enables us to regularly review loan volumes, collections, and delinquencies. We believe this central oversight, combined with our branch-level servicing and collections, improves credit performance. We plan to continue to develop strategies and custom credit models utilizing our historical loan performance data and credit bureau attributes to further improve our underwriting standards and loan collection rates as we expand.

Our Products

Small Loans. We originate small loans ranging from $500 to $2,500 through our branches, which we refer to as our branch small loans, and through our convenience check program, which we refer to as our convenience checks. Our small loans are standardized by amount, rate, and maturity to reduce documentation and related processing costs and to comply with federal and state lending laws. They are payable in fixed rate, fully amortizing equal monthly installments with terms of up to 36 months, and are repayable at any time without penalty. In 2014, the average originated net loan size and term for our small installment loans were $1,143 and 14 months, respectively. The weighted-average yield we earned on our portfolio of small loans was 46.7% in 2014. The interest rates, fees and other charges, maximum principal amounts, and maturities for our small loans vary from state to state, depending upon relevant laws and regulations.

Branch Small Loans. Our branch small loans are made to customers who visit one of our branches and complete a standardized credit application. Customers may also complete and submit a loan application by phone or on our consumer website before closing the loan in one of our branches. We carefully evaluate each potential customer’s creditworthiness by examining the individual’s unencumbered income, length of current employment, duration of residence, and a credit report detailing the applicant’s credit history. Our branch small loan approval process is based on the customer’s creditworthiness rather than the value of collateral pledged. Loan amounts are established based on underwriting standards designed to allow customers to affordably make their loan payments out of their discretionary income. We require our customers to submit a list of non-essential household goods and pledge these goods as collateral. We do not perfect our security interests by filing UCC financing statements with respect to these goods and instead typically collect a non-file insurance fee and obtain non-file insurance.

Each of our branches is equipped to perform immediate background, employment, and credit checks, and approve loan applications promptly while the customer waits. Our employees verify the applicant’s employment and credit histories through telephone checks with employers, other employment references, supporting documentation, such as paychecks and earnings summaries, and a variety of third-party credit reporting agencies.

Convenience Checks. Our convenience check loans are originated through direct mail campaigns to pre-screened individuals. These campaigns are often timed to coincide with seasonal demand for loans to finance vacations, back-to-school needs, and holiday spending. We also launch convenience check campaigns in conjunction with opening new branches to help build an initial customer base. Customers can cash or deposit convenience checks at their convenience, thereby agreeing to the terms of the loan as prominently set forth on the check and accompanying disclosures. Each individual we solicit for a convenience check loan has been pre-screened through a major credit bureau or data aggregator against our underwriting criteria. In addition to screening each potential convenience check recipient’s credit score and bankruptcy history, we also use a proprietary model that assesses approximately 25 to 30 different attributes of potential recipients. When a customer enters into a loan by cashing or depositing the convenience check, our personnel gather additional contact and other information on the borrower to assist us in servicing the loan and offering other products to meet the customer’s financing needs.

The following table sets forth the composition of our finance receivables for small loans by state at December 31st of each year from 2010 through 2014:

	At December 31,
	2010	2011	2012	2013	2014
South Carolina	43%	40%	31%	26%	25%
Texas	29%	29%	31%	29%	29%
North Carolina	20%	21%	21%	16%	15%
Alabama	3%	4%	9%	14%	13%
Tennessee	5%	6%	7%	8%	8%
Oklahoma	—	—	1%	5%	7%
New Mexico	—	—	—	2%	3%
Georgia	—	—	—	—	—

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of small loans, finance receivables, and average per loan for our small loans by state at December 31, 2014:

	Total Number of Loans	Finance Receivables	Average Per Loan
		(In thousands)
South Carolina	70,734	$78,553	$1,111
Texas	90,351	90,716	1,004
North Carolina	36,337	48,225	1,327
Alabama	40,399	42,583	1,054
Tennessee	22,584	24,374	1,079
Oklahoma	18,829	23,778	1,263
New Mexico	8,161	9,858	1,208
Georgia	2,257	1,446	641

Total	289,652	$319,533	$1,103

Large Loans. We also offer large loans through our branches in amounts ranging from $2,501 to $20,000. Our large loans are payable in fixed rate, fully amortizing equal monthly installments with terms of 18 to 60 months, and are repayable at any time without penalty. We require our large loans to be secured by a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle, or non-essential household goods. In 2014, our average originated net loan size and term for large loans were $3,915 and 29 months, respectively. The weighted-average yield we earned on our portfolio of large loans was 26.9% for 2014.

A potential customer applies for a large loan by visiting one of our branches, where he or she is interviewed by one of our employees who evaluates the customer’s creditworthiness, including a review of a credit bureau report, before extending a loan. As with our branch small loans, large loans are made based on the customer’s gross income, debt-to-income ratios, length of current employment, duration of residence, and prior credit experience and credit report history. Loan amounts are established based on underwriting standards designed to allow customers to affordably make their loan payments out of their discretionary income. Our branches perform the same immediate verifications that we perform for branch small loans in order to approve large loan applications promptly.

Our branch employees will perform an in-person appraisal of any vehicle collateral pledged for a large loan using our multipoint checklist and will use one or more third-party valuation sources, such as the National Automobile Dealers Association Appraisal Guides, to determine an estimate of the collateral’s value. Regardless of the value of the vehicle or other collateral, we will not lend in excess of our assessment of the borrower’s ability to repay.

We perfect all first-lien security interests in each pledged vehicle by retaining the title to the collateral in our files until the loan is fully repaid. In certain states, we offer large loans secured by second-lien security interests on vehicles, in which case we instead seek to perfect our security interest by recording our lien on the title. We work with customers experiencing payment difficulties to help them find a solution and view repossession only as a last option. In the event we do elect to repossess a vehicle, we use third-party vendors in the vast majority of circumstances. We then sell our repossessed vehicle inventory through public sales conducted by independent automobile auction organizations or, to a lesser extent, private sales after the required post-repossession waiting period. Any excess proceeds from the sale of the collateral are returned to the customer.

The following table sets forth the composition of our finance receivables for large loans by state at December 31st of each year from 2010 through 2014:

	At December 31,
	2010	2011	2012	2013	2014
South Carolina	57%	49%	30%	28%	25%
Texas	9%	9%	6%	4%	10%
North Carolina	26%	27%	22%	28%	27%
Alabama	4%	7%	35%	30%	26%
Tennessee	4%	8%	7%	9%	8%
Oklahoma	—	—	—	1%	2%
New Mexico	—	—	—	—	2%
Georgia	—	—	—	—	—

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of large loans, finance receivables, and average per loan for our large loans by state at December 31, 2014:

	Total Number of Loans	Finance Receivables	Average Per Loan
		(In thousands)
South Carolina	2,757	$11,731	$4,255
Texas	1,425	4,402	3,089
North Carolina	4,118	12,237	2,972
Alabama	2,975	12,088	4,063
Tennessee	882	3,783	4,289
Oklahoma	266	1,102	4,143
New Mexico	197	804	4,081
Georgia	—	—	—

Total	12,620	$46,147	$3,657

Automobile Loans. Our automobile loans are offered through a network of dealers in our geographic footprint. These loans are offered in amounts up to $27,500 and are secured by the purchased vehicle. They are payable in fixed rate, fully amortizing equal monthly installments with terms generally of 36 to 72 months, and are repayable at any time without penalty. In 2014, our average originated net loan size and term for automobile loans were $11,567 and 53 months, respectively. The weighted-average yield we earned on our portfolio of automobile loans was 19.7% for 2014.

Direct Automobile Loans. We have business relationships with dealerships throughout our geographic footprint that offer our loans to their customers in need of financing. These dealers will contact one of our local branches to initiate a loan application when they have identified a customer who meets our written underwriting standards. Applications for direct automobile loans may also be received through one of the online credit application networks in which we participate, such as DealerTrack and RouteOne. We will review the application and requested loan terms and propose modifications, if necessary, before providing initial approval and inviting the dealer and the customer to come to a local branch to close the loan. Our branch employees interview the customer to verify information in the dealer’s credit application, obtain a credit bureau report on the customer, and inspect the vehicle to confirm that the customer’s order accurately describes the vehicle before closing the loan. Our branch employees will perform the same in-person appraisal of the pledged vehicle that they would perform for a vehicle securing a large loan.

Indirect Automobile Loans. Since late 2010, we have also offered indirect automobile loans, which allow customers and dealers to complete a loan at the dealership without the need to visit one of our branches. We typically offer indirect loans through larger franchise and independent dealers within our geographic footprint. These larger dealers collect credit applications from their customers and either forward the applications to us specifically or, more commonly, submit the applications to numerous potential lenders through online credit application networks, such as DealerTrack and RouteOne. After receiving an indirect automobile loan application, it is processed by our centralized underwriting department or, to a lesser extent, our branches and supervisors. Once the loan is approved, the dealer closes the loan on a standardized retail installment sales contract at the point of sale. Subsequently, we purchase the loan and then service and collect on it locally through our nearest branch.

Automobile loans are made to individuals based on the customer’s gross income, debt-to-income ratios, length of current employment, duration of residence, prior credit experience and credit report history, and the loan-to-value ratio. Loan amounts are established based on underwriting standards designed to allow customers to affordably make their loan payments out of their discretionary income. We perfect our collateral by recording our lien and retaining the vehicle’s title. Our underwriting standards, however, are primarily based on the creditworthiness of the borrower, and we view repossession only as a last option.

The following table sets forth the composition of our finance receivables for automobile loans by state at December 31st of each year from 2010 through 2014:

	At December 31,
	2010	2011	2012	2013	2014
South Carolina	64%	55%	48%	42%	42%
Texas	5%	13%	19%	22%	23%
North Carolina	27%	26%	26%	26%	24%
Alabama	1%	2%	4%	5%	5%
Tennessee	3%	4%	3%	3%	2%
Oklahoma	—	—	—	1%	2%
New Mexico	—	—	—	—	—
Georgia	—	—	—	1%	2%

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of automobile loans, finance receivables, and average per loan for our automobile loans by state at December 31, 2014:

	Total Number of Loans	Finance Receivables	Average Per Loan
		(In thousands)
South Carolina	7,933	$63,874	$8,052
Texas	3,167	35,627	11,249
North Carolina	4,324	37,552	8,685
Alabama	856	7,886	9,213
Tennessee	457	3,533	7,731
Oklahoma	316	2,598	8,222
New Mexico	13	111	8,538
Georgia	277	3,201	11,556

Total	17,343	$154,382	$8,902

Retail Loans. We began offering loans to finance the purchase of furniture, appliances, and other retail products in late 2009. Our retail loans are indirect installment loans structured as retail installment sales contracts that are offered in amounts of up to $7,500. They are payable in fixed rate, fully amortizing equal monthly installments with terms of between six and 48 months, and are repayable at any time without penalty. In 2014, our average originated net loan size and term for retail loans were $1,398 and 21 months, respectively. The weighted-average yield we earned on our portfolio of retail loans was 18.3% for 2014.

Our retail loans provide financing to customers who may not qualify for prime financing from traditional lenders. As compared to other sources of non-prime financing, our retail loans often offer more attractive interest rates and terms to customers. Our retail loans are indirect loans made through a retailer at the point of sale without the need for the customer to visit one of our branches, similar to our indirect automobile loans. We partner with retailers who offer our retail loans directly to their customers. In recent years, in an effort to expand our relationship with existing retailer partners, we began offering retail loans in states outside of our eight-state brick-and-mortar footprint that are serviced centrally from our headquarters in Greenville, South Carolina. By providing a source of non-prime financing, we are often able to help our retail partners complete sales to customers who otherwise may not have been able to finance their purchase.

Our retail partners typically submit applications to us online while the customer waits. If a customer is not accepted by a retailer’s prime financing provider, we will evaluate the customer’s credit based on the same application data, without the need for the customer to complete an additional application. Underwriting for our retail loans is conducted through RMC Retail, a centralized underwriting team.

We individually evaluate the creditworthiness of potential retail loan customers using the same information and resources used for our other loan products, including a credit bureau report, before providing a credit decision to the retailer within ten minutes. If we approve the loan, the retailer completes our standardized retail installment sales contract, which includes a security interest in the purchased item. Loan amounts are established based on underwriting standards designed to allow customers to affordably make their loan payments out of their discretionary income. The servicing of nearly all such loans are performed within our branches, with only out-of-footprint retail loans being serviced centrally from our headquarters in Greenville, South Carolina. We work with customers experiencing payment difficulties to help them find a solution and view repossession of the collateral only as a last option.

The following table sets forth the composition of our finance receivables for retail loans by state at December 31st of each year from 2010 through 2014:

	At December 31,
	2010	2011	2012	2013	2014
South Carolina	15%	10%	8%	6%	6%
Texas	29%	59%	63%	61%	62%
North Carolina	56%	25%	15%	15%	14%
Alabama	—	3%	5%	5%	3%
Tennessee	—	1%	4%	4%	2%
Oklahoma	—	—	—	3%	7%
New Mexico	—	—	—	1%	1%
Georgia	—	—	—	—	—
Other	—	2%	5%	5%	5%

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of retail loans, the finance receivables, and average per loan for our retail loans by state at December 31, 2014:

	Total Number of Loans	Finance Receivables	Average Per Loan
		(In thousands)
South Carolina	1,143	$1,271	$1,112
Texas	16,255	16,288	1,002
North Carolina	3,535	3,560	1,007
Alabama	928	870	938
Tennessee	688	530	770
Oklahoma	1,628	1,897	1,165
New Mexico	333	329	988
Georgia	—	—	—
Other States	1,360	1,385	1,018

Total	25,870	$26,130	$1,010

Optional Credit Insurance Products. We offer our customers a number of different optional insurance products in connection with our loans. The insurance products we offer customers are voluntary and not a condition of the loan. Our insurance products, including the types of products offered and their terms and conditions, vary from state to state in compliance with applicable laws and regulations. Premiums and other charges for credit insurance and similar payment protection products are set at authorized statutory rates and are stated separately in our disclosure to customers, as required by the federal Truth in Lending Act and by various applicable state laws. We do not sell insurance to non-borrowers. In 2014, insurance income, net, was $10.7 million, or 5.2% of our total revenue.

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

Credit Life Insurance, Credit Accident and Health Insurance, and Involuntary Unemployment Insurance. We market and sell optional credit life insurance, credit accident and health insurance, and involuntary unemployment insurance in connection with our loans in selected markets. Credit life insurance provides for the payment in full of the borrower’s credit obligation to the lender in the event of the borrower’s death. Credit accident and health insurance, which is only offered in conjunction with credit life insurance, provides for the repayment of loan installments to the lender that come due during an insured’s period of income interruption resulting from disability from illness or injury. Involuntary unemployment insurance provides for repayment of loan installments in the event the borrower is no longer employed as the result of a layoff or reduction in workforce. All customers purchasing these types of insurance from us sign a statement affirming that they understand that their purchase of insurance is not a condition of our granting the loan. In addition, customers may cancel purchased insurance within 30 days of the date of purchase and receive a full refund of the insurance premium. Customers are paid a partial refund in the event of an early payoff or loan refinancing.

Collateral Protection Collision Insurance. Before we originate an automobile loan, we require the borrower to provide proof of acceptable liability and collision insurance on the vehicle securing the loan. While we do not offer automobile insurance to our customers, we will obtain collateral protection collision insurance (“CPI”) on behalf of customers who permit their other insurance coverage to lapse. If we obtain CPI for a vehicle, the customer has the opportunity to provide proof of insurance to cancel the CPI and receive a refund of all unearned premiums.

Property Insurance. We also require that our customers provide proof of acceptable insurance for any personal property securing a loan. Customers can provide proof of such insurance purchased from a third party (such as homeowners or renters insurance) or can purchase the property insurance that we offer.

Our Branches

Our branches are generally conveniently located in visible, high traffic locations, such as shopping centers. We do not need to keep large amounts of cash at our branches because we disburse loan proceeds over $200 by check, rather than by cash payment. As a result, our branches have an open, welcoming, and hospitable layout.

The following table sets forth the number of branches as of the dates indicated:

	At December 31,
	2010	2011	2012	2013	2014
South Carolina	61	69	69	70	70
Texas	35	44	56	67	83
North Carolina	19	24	26	29	34
Alabama	9	14	42	49	49
Tennessee	10	18	20	21	21
Oklahoma	—	1	6	21	27
New Mexico	—	—	2	4	13
Georgia	—	—	—	3	3

Total	134	170	221	264	300

During the period presented in the table above, we grew by 166 net branches. In 2014, we opened or acquired 36 new branches. In evaluating whether to locate a branch in a particular community, we examine several factors, including the demographic profile of the community, demonstrated demand for consumer finance, the regulatory and political climate, and the availability of suitable employees to staff, manage, and supervise the new branch. We also look for a concentration of automobile dealers and retailers to build our sales finance business.

The following table sets forth the average finance receivables per branch based on maturity, excluding acquired branches:

Age of Branch (As of December 31, 2014)	Average Finance Receivables Per Branch as of December 31, 2014	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$925	—	36
Branches open one to three years	$1,458	57.6%	95
Branches open three to five years	$1,903	30.5%	52
Branches open five years or more	$2,284	20.0%	117

The average contribution to operating income from our branches has historically increased as our branches mature. The following table sets forth the average operating income contribution per branch for the twelve months ended December 31, 2014, based on maturity of the branch, excluding acquired branches.

Age of Branch (As of December 31, 2014)	Average Branch Operating Income Contribution	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$78	—	36
Branches open one to three years	$167	114.1%	95
Branches open three to five years	$262	56.9%	52
Branches open five years or more	$455	73.7%	117

We calculate the average branch contribution as total revenues generated by the branch less the expenses directly attributable to the branch, including the provision for losses and operating expenses such as personnel, lease, and interest expenses. General corporate overhead, including management salaries, are not attributable to any individual branch. Accordingly, the sum of branch contributions from all of our branches is greater than our income before taxes.

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

Our corporate policies also include encouraging customers to visit our branches to make payments. Encouraging payment at the branch allows us to maintain regular contact with our customers and further develop our overall relationship with them. We believe that the development and continual reinforcement of personal relationships with customers improves our ability to monitor their creditworthiness, reduces credit risk, and generates opportunities to offer them new loan products as their credit profiles evolve. To reduce late payment risk, branch employees encourage customers to inform us in advance of expected payment problems.

Branch employees also promptly contact customers following the first missed payment and thereafter remain in close contact with such customers, including through phone calls and letters. Our branch employees also contact a delinquent customer at his or her home and contact other references listed on the customer’s loan application. We use third-party skip tracing services to locate delinquent customers in the event that our branch employees are unable to do so. In certain cases, we seek a legal judgment against delinquent customers.

We obtain security interests for most of our loans, and we perfect the security interests in vehicles securing large loans and automobile loans. Our district supervisors and internal audit teams regularly review collateral documentation to confirm compliance with our guidelines. We perfect all first-lien security interests in each pledged vehicle by retaining the title to the collateral in our files until the loan is fully repaid. In certain states, we offer large loans secured by second-lien security interests on vehicles, in which case we instead seek to perfect our security interest by recording our lien on the title. We only initiate repossession efforts when an account is seriously delinquent, we have exhausted other means of collection, and in the opinion of management, the customer is unlikely to make further payments. Since 2010, we have sold substantially all repossessed vehicles through public sales conducted by independent automobile auction organizations, after the required post-repossession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

In certain cases, we permit our existing customers to refinance their loans. Our refinancings of existing loans are divided into three categories: refinancings of loans in an amount greater than the original loan amount, renewals of existing loans at or below the original loan amount, and renewals of existing loans that are 60 or more days contractually past due, which represented 21.1%, 35.8%, and 0.7%, respectively, of our loan originations in 2014. Any refinancing of a loan in an amount greater than the original amount generally requires an underwriting review to determine a customer’s qualification for the increased loan amount. Furthermore, we obtain a new credit report and may complete a new application on renewals of existing loans if they have not completed one within the prior two years. We allow customers to refinance delinquent loans on a limited basis if those customers otherwise satisfy our credit standards (other than with respect to the delinquency). We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers resolve temporary financial setbacks and repair or sustain their credit. During 2014, we refinanced only $6.6 million of loans that were 60 or more days contractually past due, and as of December 31, 2014, the outstanding balance of such refinancings was only $3.7 million, or less than 0.6% of gross finance receivables as of such date.

Accounts are charged off at 180 days contractually delinquent. We continue to attempt to collect on charged-off loans centrally, and historically, we have not sold any of our charged-off accounts to third-party debt purchasers, nor have we placed any debt with third-party collection agencies. We updated our charge-off policy during the fourth quarter of 2014, and we will continue to review our practices relating to our handling of charged-off accounts.

Information Technology

Since 1999, we have used a data processing software package developed and owned by ParaData Financial Systems and have invested in customizing the ParaData software to improve the management of our specific processes and product types. The ParaData software is also used by many of our competitors. With this software package, we are able to fully automate all of our loan account processing and servicing. The system provides thorough management information and control capabilities, including monitoring of all loans made, collections, delinquencies, and other functions. While we believe that the ParaData loan management system is adequate for our current business needs, we determined in 2013 to transition to a competing loan management and data processing software platform offered by DHI Computing Service, Inc. d/b/a GOLDPoint Systems. We anticipate that the transition to the GOLDPoint Systems platform will be complete in 2015. With the GOLDPoint Systems platform, we expect enhanced functionality and efficiency in the processing and servicing of our diverse product portfolio and growing loan account base.

Competition

The consumer finance industry is highly fragmented, with numerous competitors. The competition we face for each of our loan products is distinct.

Small and Large Loans. The installment loan industry is highly fragmented in the eight states in which we operate. Our largest installment loan competitors in most of the markets in which we operate are World Acceptance Corp., Security Finance Corporation, OneMain Financial, and Springleaf Financial Services, each of which has greater than 800 branch locations. We also compete with a handful of private competitors, such as Lendmark Financial Services and Mariner Finance, with between 100 and 250 branches in certain of the states in which we operate. We believe that the majority of our competitors are independent operators with generally less than 100 branches. We believe that competition between installment consumer loan companies occurs primarily on the basis of price, breadth of loan product offerings, flexibility of loan terms offered, and the quality of customer service provided. While underbanked customers may also use alternative financial services providers, such as title lenders, payday lenders, and pawn shops, their products offer different terms and typically carry substantially higher interest rates and fees than our installment loans. Accordingly, we believe alternative financial services providers are not an attractive alternative for customers who meet our underwriting standards, which are generally stricter than the underwriting standards of alternative financial services providers. Our small and large loans also compete with online or peer-to-peer lenders and issuers of non-prime credit cards.

Automobile Loans. In the automobile loan industry, we compete with numerous financial service companies, including non-prime auto lenders, dealers that provide financing, captive finance companies owned by automobile manufacturers, banks, and credit unions. Competition among automobile lenders is fierce and is largely on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the speed of approval, and the quality of customer service provided. Much of the automobile loan marketplace has evolved to processing loan applications generated at dealers through online credit application networks such as DealerTrack or RouteOne where prompt service and response times to dealers and their customers are essential to compete in this market.

Retail Loans. In recent years, the retail loan industry has seen an increasing number of lenders dedicated to serving non-prime retail loans enter the market. We also face competition from rent-to-own financing providers and credit card companies. Our retail loans are typically made at competitive rates, and competition is largely on the same basis as automobile loans. Point-of-sale financing decisions must be made rapidly while the customer is on the sales floor. We endeavor to provide responses to customers in less than ten minutes, and we staff RMC Retail, our centralized retail loan underwriting team, with multiple shifts seven days per week during peak retail shopping hours to ensure rapid response times.

Seasonality

Our loan volume and corresponding finance receivables balances follow seasonal trends. Demand for our loans is typically highest during the third and fourth quarters, largely due to customers borrowing money for back-to-school and holiday spending. With the exception of automobile loans, loan demand has generally been the lowest during the first quarter, largely due to the timing of income tax refunds. During the remainder of the year, we typically experience loan growth from general operations. In addition, we typically generate higher loan volumes in the second half of the year from our direct mail campaigns, which are timed to coincide with seasonal consumer demand. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

Employees

As of December 31, 2014, we had 1,443 employees, none of whom were represented by labor unions. We consider our relations with our personnel to be good. We experience a high level of turnover among our entry-level employees, which we believe is typical of the consumer finance industry.

Staff and Training. Local branches are generally staffed with three to four employees. The branch manager oversees operations of the branch and is responsible for approving loan applications. Each branch has one or two assistant managers who contact delinquent customers, review loan applications, and prepare operational reports. Generally, each branch also has a customer service representative who takes loan applications, processes loan applications, processes payments, and assists in the preparation of operational reports, collection efforts, and marketing activities. Larger volume branches may employ additional assistant managers and customer service representatives. New employees train on an operating manual that outlines our operating policies and procedures during the first year of employment. In addition, each employee is required to complete a curriculum of compliance training modules within the first 180 days of employment. Beginning in July 2015, employees are also required to re-certify on certain compliance modules each year. Our training of assistant managers focuses on developing the skills necessary to allow for the future promotion of the assistant managers to branch managers.

Monitoring and Supervision. We have oversight structures and procedures in place to ensure compliance with our operational standards and policies and the applicable regulatory requirements in each state. All of our loans, other than indirect automobile and retail loans, are prepared using our loan management software, which is programmed to compute fees, interest rates, and other loan terms in compliance with our underwriting standards and applicable regulations. We work with our regulatory counsel to develop standardized forms and agreements for each state, ensuring consistency and compliance.

Our loan operations are organized by geography. As of March 2015, we have two state vice presidents to oversee Texas; one state vice president to oversee North Carolina and Tennessee; one state vice president to oversee South Carolina and Georgia; one state vice president to oversee New Mexico and Oklahoma; and one state vice president to oversee Alabama. Several levels of management monitor and supervise the operations of each of our branches. Branch managers are directly responsible for the performance of their respective branches. District supervisors are responsible for the performance of between 8 and 13 branches in their districts, communicating with the branch managers of each of their branches at least weekly, and visiting each branch at least monthly. Our state vice presidents monitor the performance of all of the branches in their respective states, primarily through communications with district supervisors. These state vice presidents communicate with the district supervisors of each of their districts at least weekly and visit each of their branches at least annually, or more often as necessary. Our information technology platform enables us to monitor our portfolio regularly, which we believe improves our credit performance.

The majority of our branches undergo an internal audit every year, and every branch undergoes an internal audit at least every two years. These audits include a review of compliance with state and federal laws and regulations, as well as a review of operations. The review of operations includes a review of adherence to policies and procedures concerning cash management, loan approval processes, and all other policies and procedures concerning branch operations, such as collection procedures. Branches are rated at four different levels, and the timing of audits is impacted by the rating received. Other factors impacting the timing of branch audits include, but are not limited to, the date the branch opened, the timing of new managers commencing employment at the branch, and the results of branch examinations conducted by state regulators. Our branch employees’ compensation is directly impacted by the internal audit rating assigned to the branch.

We have a “scorecard” program to systematically monitor a range of operating metrics at each branch. Our scorecard system currently tracks different dimensions of operations, including the performance and compliance of each branch on a series of credit metrics. Senior management receives daily delinquency, loan volume, charge-off, and other statistical reports consolidated by state and has access to these daily reports for each branch. On at least a quarterly basis, district supervisors audit the operations of each branch in their geographic area and submit standardized reports detailing their findings to senior management. State vice presidents meet with the executive management team once per quarter to review branch scorecard results as well as to discuss other operational and financial performance results against our targets and historical standards. Remedial plans are put in place to correct any underperformance.

Government Regulation

Consumer finance companies are subject to extensive regulation, supervision, and licensing under various state and federal statutes, ordinances, and regulations. Many of these regulations impose detailed constraints on the terms of our loans and the retail installment sales contracts that we purchase, lending forms, and operations. The software that we use to originate loans is designed to ensure compliance with all applicable lending regulations.

State Lending Regulation. In general, state statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees and insurance premiums that may be charged for both direct and indirect lending. Specific allowable charges vary by state. For example, statutes in Texas allow for indexing the maximum small loan amounts to the Consumer Price Index and set maximum rates for automobile loans based on the age of the vehicle. Except in the states of North Carolina and New Mexico, our direct loan products are pre-computed loans in which the finance charge is determined at the time of the loan origination and is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, and other charges permitted by the relevant state laws. Direct loans in North Carolina and New Mexico are structured as simple interest loans as prescribed by state law.

In addition, state laws regulate the keeping of books and records and other aspects of the operation of consumer finance companies, and state and federal laws regulate account collection practices. Generally, state regulations also establish minimum capital requirements for each local branch. State agency approval is required to open new branches, and each of our branches is separately licensed under the laws of the state in which the branch is located. Licenses granted by the regulatory agencies in these states are subject to renewal every year and may be revoked for failure to comply with applicable state and federal laws and regulations. In the states in which we currently operate, licenses may be revoked only after an administrative hearing. We believe we are in compliance with state law and regulations applicable to our lending operations in each state.

We and our operations are regulated by several state agencies, including the Consumer Finance Division of the South Carolina State Board of Financial Institutions, the South Carolina Department of Consumer Affairs, the North Carolina Office of the Commissioner of Banks, the Texas Office of the Consumer Credit Commissioner, the Tennessee Department of Financial Institutions, the Alabama State Banking Department, the Oklahoma Department of Consumer Credit, the New Mexico Regulation and Licensing Department, Financial Institutions Division, and the Georgia Industrial Loan Division of the Office of Insurance and Safety Fire Commissioner. These state regulatory agencies audit our branches and operations from time to time.

Insurance Regulation. Premiums and charges for credit insurance and similar payment protection products are set at authorized statutory rates and are stated separately in our disclosure to customers, as required by the federal Truth in Lending Act and by various applicable state laws.

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

The Dodd-Frank Act also gives the CFPB the authority to examine and regulate large nondepository financial companies and gives the CFPB authority over anyone deemed by rule to be a “larger participant of a market for other consumer financial products or services.” The CFPB contemplates regulating the installment lending industry as part of the “consumer credit and related activities” market. However, this so-called “larger participant rule” will not impose substantive consumer protection requirements, but rather will provide to the CFPB the authority to supervise larger participants in certain markets, including by requiring reports and conducting examinations to ensure, among other things, that they are complying with existing federal consumer financial law. While the CFPB has defined a “larger participant” standard for certain markets, such as the “debt collection” and “consumer reporting” markets, it has not yet acted to define “larger participant” in the “consumer credit and related activities” market. The rule will likely cover only the largest installment lenders, and we do not yet know whether the definition of larger participant will cover us.

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

ITEM 1A. RISK FACTORS.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider, but the risks described below are not the only risks facing our company. Additional risks and uncertainties not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties occurs, continues, or worsens, our business, financial condition, and operating results would likely suffer. You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K.

Risks Related to Our Business

We have grown significantly in recent years and our delinquency and charge-off rates and overall results of operations may be adversely affected if we do not manage our growth effectively.

We have experienced substantial growth in recent years, opening or acquiring a net 51 branches in 2012, 43 in 2013, and 36 in 2014, and we intend to continue our growth strategy in the future. As we increase the number of branches we operate, we will be required to find new, or relocate existing, employees to operate our branches and allocate resources to train and supervise those employees. The success of a branch depends significantly on the manager overseeing its operations and on our ability to enforce our underwriting standards and implement controls over branch operations. Recruiting suitable managers for new branches can be challenging, particularly in remote areas and areas where we face significant competition. Furthermore, the annual turnover among our branch managers was approximately 21% in 2013 and 26% in 2014, and turnover rates of managers in our new branches may be similar or higher. Increasing the number of branches that we operate may divide the attention of our senior management or strain our ability to adapt our infrastructure and systems to accommodate our growth. If we are unable to promote, relocate, or recruit suitable managers, oversee their activities effectively, and otherwise appropriately and effectively staff our branches, our delinquency and charge-off rates may increase and our overall results of operations may be adversely impacted.

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

For example, North Carolina requires a “needs and convenience” assessment of a new lending license and location prior to the granting of the license, which adds time and expense to opening new locations. In addition, certain states into which we may expand limit the number of lending licenses granted. There can be no assurance that if we apply for a license for a new branch, whether in one of the states where we currently operate or in a state into which we would like to expand, we would be granted a license to operate. We also cannot be certain that any such license, even if granted, would be obtained in a timely manner or without burdensome conditions or limitations. In addition, we may not be able to obtain and maintain any regulatory approvals, government permits, or licenses that may be required.

We face strong direct and indirect competition.

The consumer finance industry is highly competitive, and the barriers to entry for new competitors are relatively low in the markets in which we operate. We compete for customers, locations, employees, and other important aspects of our business with many other local, regional, national, and international financial institutions, many of which have greater financial resources than we do.

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

Our automobile purchase loan operations compete with numerous financial services providers, including non-prime auto lenders, dealers that provide financing, captive finance companies owned by automobile manufacturers, banks, and credit unions. Our retail purchase loan operations compete with non-prime retail lenders, store and third-party credit cards, prime lending sources, rent-to-own finance providers, and other competitors. For automobile purchase loans and retail purchase loans, we compete primarily on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the speed of approval, and the quality of customer service provided.

If we fail to compete successfully, we could face lower sales and may decide or be compelled to materially alter our lending terms to our customers, which could result in decreased profitability.

Our business could suffer if we are unsuccessful in making, continuing, and growing relationships with automobile dealers and retailers.

Our automobile purchase loans and retail purchase loans are reliant on our relationships with automobile dealers and retailers. In particular, our automobile purchase loan operations depend in large part upon our ability to establish and maintain relationships with reputable dealers who direct customers to our branches or originate loans at the point of sale, which we subsequently purchase. Although we have relationships with certain automobile dealers, none of our relationships are exclusive, some of them are newly established, and they may be terminated at any time. If, due to economic reasons, competition, or otherwise, we are unable to establish and maintain relationships with reputable dealers, our business, results of operations, and financial condition may be adversely affected.

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

Our branches in South Carolina, Texas, and North Carolina accounted for 31.1%, 29.4%, and 13.1%, respectively, of our revenue in 2014. Furthermore, all of our operations are in five Southeastern and three

Southwestern states. As a result, we are highly susceptible to adverse economic conditions in those areas. The unemployment rates in some states in our footprint are among the highest in the country. High unemployment rates may reduce the number of qualified borrowers to whom we will extend loans, which would result in reduced loan originations. Adverse economic conditions may increase delinquencies and charge-offs and decrease our overall loan portfolio quality. If any of the adverse regulatory or legislative events described in this “Risk Factors” section were to occur in South Carolina, Texas, or North Carolina, it could materially adversely affect our business, results of operations, and financial condition. For example, if interest rates in South Carolina, which are currently not capped, were to be capped, our business, results of operations, and financial condition would be materially and adversely affected.

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, results of operations, and financial condition.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. In the past, we have lost employees and candidates to competitors who have been willing to pay higher compensation than we pay. Our ability to continue to expand our operations depends on our ability to attract, train, and retain a large and growing number of qualified employees. The turnover among all of our branch employees was approximately 38% in 2012, 38% in 2013, and 44% in 2014. This turnover increases our cost of operations and makes it more difficult to operate our branches. Our customer service representative and assistant manager roles have historically experienced high turnover. We may not be able to retain and cultivate personnel at these ranks for future promotion to branch manager. If our employee turnover rates increase above historical levels or if unanticipated problems arise from our high employee turnover and we are unable to readily replace such employees, our business, results of operations, financial condition, and ability to continue to expand could be adversely affected.

We are subject to government regulations concerning our hourly and our other employees, including minimum wage, overtime, and health care laws.

We are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime, and working conditions and immigration status. Legislated increases in the federal minimum wage and increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Unionizing and collective bargaining efforts have received increased attention nationwide in recent periods. Should our employees become represented by unions, we would be obligated to bargain with those unions with respect to wages, hours, and other terms and conditions of employment, which is likely to increase our labor costs. Moreover, as part of the process of union organizing and collective bargaining, strikes and other work stoppages may occur, which would cause disruption to our business. Similarly, many employers nationally in similar retail environments have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, with such actions sometimes brought as class actions, and these actions can result in material liabilities and expenses. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, break, and working time, it may distract our management from business matters and result in increased labor costs. In addition, we currently sponsor employer-subsidized premiums for major medical programs for eligible personnel who elect health care coverage through our insurance programs. As a result of regulatory changes, we may not be able to continue to offer health care coverage to our employees on affordable terms or at all and subsequently may face increased difficulty in hiring and retaining employees. If we are unable to locate, attract, train, or retain qualified personnel, or if our costs of labor increase significantly, our business, results of operations, and financial condition may be adversely affected.

The departure, transition, or replacement of key personnel could significantly impact the results of our operations. If we cannot continue to hire and retain high quality employees, our business and financial results may be negatively affected.

In September 2014, we announced the appointment of Jody L. Anderson as our President and Chief Operating Officer, succeeding C. Glynn Quattlebaum, who was a co-founder and served as President and Chief Operating Officer since 2007. In October 2014, we announced that Thomas F. Fortin resigned as our Chief Executive Officer and from our Board of Directors. Our Board of Directors appointed Michael R. Dunn to serve as our interim Chief Executive Officer, effective as of October 30, 2014, and on November 20, 2014, we announced that Mr. Dunn would serve as the permanent Chief Executive Officer. Mr. Fortin and Mr. Quattlebaum had been with the Company for over seven years and 27 years, respectively, and made valuable contributions to our Company’s growth and emergence as a publicly traded company. We cannot be certain what impact the loss of Mr. Fortin and Mr. Quattlebaum or the transition to Mr. Dunn and Mr. Anderson will have on our business or that additional changes in senior management will not occur.

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

Our continued growth is also dependent, in part, on the skills, experience, and efforts of our senior management, including but not limited to, Mr. Dunn, our Chief Executive Officer, and Mr. Anderson, our President and Chief Operating Officer. We may not be successful in retaining the members of our senior management team or our other key employees. While we have entered into employment agreements with Mr. Dunn and Mr. Anderson, the loss of the services of Mr. Dunn, Mr. Anderson, or any member of our senior management or key team members, including state vice presidents, or the inability to attract additional qualified personnel as needed, could have an adverse effect on our business, financial condition, and results of operations. We also depend on our district supervisors to supervise, train, and motivate our branch employees. These supervisors have significant experience with our company and would be difficult to replace. If we lose a district supervisor to a competitor, we could also be at risk of losing other employees and customers. In addition, the process of identifying management successors creates uncertainty and could become a distraction to our senior management and our Board of Directors, and we may not be successful in attracting qualified candidates to replace key positions when necessary. The identification and recruitment of candidates to fill senior management positions, when necessary, and the resulting transition process may be disruptive to our business and operations.

Our convenience check direct mail strategy exposes us to certain risks.

A significant portion of our growth in our small installment loans has been achieved through our direct mail campaigns, which involve mailing to pre-screened recipients “convenience checks,” which customers can sign and cash or deposit, thereby agreeing to the terms of the loan, which are disclosed on the front and back of the check and in the accompanying disclosures. We use convenience checks to seed new branch openings and attract new customers and those with higher credit in our geographic footprint. In 2013 and 2014, loans initiated through convenience checks represented 22.1% and 18.8%, respectively, of the value of our originated loans. We expect that convenience checks will represent a greater percentage of our small installment loans in the future. There are several risks associated with the use of convenience checks, including the following:

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

•

we rely on credit information from a third-party credit bureau that is more limited than a full credit report to pre-screen potential convenience check recipients, which may not be as effective or may be inaccurate or outdated;

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

Our ability to collect on loans depends on the willingness and repayment ability of our borrowers. Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. Further, a substantial majority of our borrowers are non-prime borrowers, who are more likely to be affected, and more severely affected, by adverse macroeconomic conditions. We generally consider customers with a FICO score below 645 to be non-prime borrowers, although we also consider factors other than FICO scores in evaluating a potential customer’s credit, such as length of employment and duration of current residence. There is no industry standard definition of non-prime and, consequently, other lenders may use different criteria to identify non-prime customers. We cannot be certain that our credit administration personnel, policies, and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio.

We may be limited in our ability to collect on our loan portfolio, and the security interests securing a significant portion of our loan portfolio are not perfected, which may increase our credit losses.

Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased credit losses, decreased revenues, and decreased earnings. State and federal laws and regulations restrict our collection efforts. Most of our loan portfolio is secured, but a significant portion of such security interests have not been and will not be perfected. The amounts that we are able to recover from the repossession and sale of collateral typically does not cover the outstanding loan balance and costs of recovery. In cases where we repossess a vehicle securing a loan, we generally sell our repossessed automobile inventory through public sales conducted by independent automobile auction organizations after the required post-repossession waiting period. There is approximately a 30-day period between the time we repossess a vehicle or other property and the time it is sold at auction. In certain instances, we may sell repossessed collateral other than vehicles through our branches after the required post-repossession waiting period and appropriate receipt of valid bids. The proceeds we receive from such sales depend upon various factors, including the supply of, and demand for, used vehicles and other property at the time of sale. During periods of economic slowdown or recession, such as have existed in the United States for much of the past several years, there may be less demand for used vehicles and other property that we desire to resell.

Further, a significant portion of our loan portfolio is not secured by perfected security interests, including small installment loans and retail purchase loans. The lack of perfected security interests is one of several factors that may make it more difficult for us to collect on our loan portfolio. During 2014, net charge-offs as a percentage of average finance receivables on our small installment loans, which are typically secured by unperfected interests in personal property, were 14.4%, while net charge-offs as a percentage of average finance receivables for our large installment loans and automobile purchase loans, which are typically secured by perfected interests in an automobile or other vehicle, for the same periods were 5.2% and 7.8%, respectively. Additionally, for those of our loans which are unsecured, borrowers may choose to repay obligations under other indebtedness before repaying loans to us because such borrowers have no collateral at risk. Lastly, given the relatively small size of our loans, the costs of collecting loans may be high relative to the amount of the loan. As a result, many collection practices that are legally available, such as litigation, may be financially impracticable. These factors may increase our credit losses, which would have a material adverse effect on our results of operations and financial condition.

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

A substantial portion of our underwriting activities and our credit extension decisions are made at our local branches. We train our employees individually onsite in the branch to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management, and customer relations. Although we have standardized employee manuals, we primarily rely on our district supervisors, with oversight by our state vice presidents, branch auditors, and headquarters personnel, to train and supervise our branch employees, rather than centralized or standardized training programs. Therefore, the quality of training and supervision may vary from district to district and branch to branch depending upon the amount of time apportioned to training and supervision and individual interpretations of our operations policies and procedures. In addition, we sometimes rely on third-party service providers in connection with loan underwriting and origination. Any error or failure by a third-party service provider in providing loan underwriting and origination services may cause us to originate loans to borrowers that do not meet our underwriting standards. We cannot be certain that every loan is made in accordance with our underwriting standards and rules. We have in the past experienced some instances of loans extended that varied from our underwriting standards. Variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced.

In addition, underwriting decisions are based on information provided by customers, counterparties, and other third parties, including credit bureaus and data aggregators, the inaccuracy or incompleteness of which may adversely affect our results of operations. In deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of customers, counterparties, and other third parties, including financial information. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information. Our earnings and our financial condition could be negatively impacted to the extent the information furnished to us by and on behalf of customers, counterparties, and other third parties is not correct or complete.

Employee misconduct could harm us by subjecting us to significant legal liability, regulatory scrutiny, and reputational harm.

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage—or be accused of engaging—in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers. Employee misconduct could prompt regulators to allege or to determine, based upon such misconduct, that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future.

We may be unsuccessful in maintaining effective internal controls over financial reporting.

Controls and procedures are particularly important for consumer finance companies. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud or material error. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Section 404 of the Sarbanes-Oxley Act of 2002 requires management of public companies to develop and implement internal controls over financial reporting and evaluate the effectiveness thereof. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Any failure to implement current internal controls or required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations.

In November 2014, we identified a material weakness in our internal control over financial reporting related to controls over the credit risk associated with the origination of direct mail loans. In addition, we have in the past identified significant deficiencies in our internal control over financial reporting. We remediated the material weakness identified in November 2014 effective as of December 31, 2014.

If additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future or if our controls and procedures fail or are circumvented, our consolidated financial statements may contain material misstatements, we could be required to restate our financial results, we may be unable to produce accurate and timely financial statements, and we may be unable to maintain compliance with applicable stock exchange listing requirements, any of which could have a material adverse effect on our business, results of operations, financial condition, and stock price. The discovery of a material weakness and the disclosure of that fact, even if quickly remediated, could reduce the market value of shares of our common stock. Additionally, the existence of any material weakness or significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiency, and management may not be able to remediate any such material weaknesses or significant deficiency in a timely manner. Undetected material weaknesses in our internal controls could lead to financial statement restatements, which could have a material adverse effect on our business, financial condition, and results of operation.

If our estimates of reserves for credit losses are not adequate to absorb actual losses, our provision for credit losses would increase, which would adversely affect our results of operations.

We maintain an allowance for credit losses for all loans we make. To estimate the appropriate level of credit loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding, historical loan charge-offs, delinquency rates and trends, our current collection patterns, and economic trends. Our methodology for establishing our reserves for credit losses is based in large part on our historic loss experience. If customer behavior changes as a result of economic or other conditions and if we are unable to predict how the unemployment rate, housing foreclosures, and general economic uncertainty may affect our credit loss reserves, our provision may be inadequate. During fiscal 2014, our provision for credit losses was $69.1 million, and we had net charge-offs of $58.6 million related to losses on our loans. As of December 31, 2014, our finance receivables were $546.2 million. Maintaining the adequacy of our allowance for credit losses may require that we make significant and unanticipated increases in our provisions for credit losses, which would materially affect our results of operations. Our credit loss reserves, however, are estimates, and if actual credit losses are materially greater than our credit loss reserves, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses.

If assumptions or estimates we use in preparing our financial statements are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.

We are required to use certain assumptions and estimates in preparing our financial statements under U.S. Generally Accepted Accounting Principles (“GAAP”), including in determining allowances for loan losses, fair value of financial instruments, asset impairment, reserves related to litigation and other legal matters, valuation of income and other taxes and regulatory exposures. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair value of our financial instruments. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.

In addition, the Financial Accounting Standards Board (“FASB”) is currently reviewing or proposing changes to several financial accounting and reporting standards that govern key aspects of our financial statements, including areas where assumptions or estimates are required. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and Note 1 (Nature of Business and Significant Accounting Policies) of our audited Consolidated Financial Statements.

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

We rely on certain third-party service providers. In particular, we currently rely on one key vendor to print and mail our convenience checks for our direct mail marketing campaigns, and we rely on certain other third-party service providers in connection with loan underwriting and origination. Our reliance on third parties such as these can expose us to risks. For example, an error by our former convenience check vendor during 2010 resulted in checks being misdirected, requiring us in some cases to notify state regulators and to refund certain interest and fee amounts, and exposing us to increased credit risk. If any of our third-party service providers, including our convenience check vendors and those third parties providing services in connection with loan underwriting and origination, are unable to provide their services timely, accurately, and effectively, or at all, it could have a material adverse effect on our business, financial condition, and results of operations and cash flows.

We depend to a substantial extent on borrowings under our senior revolving credit facility to fund our liquidity needs.

We have a senior revolving credit facility committed through May 2016 that allows us to borrow up to $500.0 million, assuming we are in compliance with a number of covenants and conditions. As of December 31, 2014, the amount outstanding under our senior revolving credit facility was $341.4 million and we had $158.6 million of unused capacity on the credit facility, subject to the borrowing base of 85% of eligible finance receivables. During fiscal 2014, the maximum amount of borrowings outstanding under the facility at one time was $362.8 million. We use our senior revolving credit facility as a source of liquidity, including for working capital and to fund the loans we make to our customers. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional debt or equity in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us on favorable terms or at all. In addition, we cannot be certain that we will be able to replace the amended and restated senior revolving credit facility when it matures on favorable terms or at all. If any of these events occur, our business, results of operations, and financial condition could be adversely affected.

Macroeconomic conditions could have a material adverse effect on our business, financial position, results of operations, and cash flows, and may increase loan defaults and affect the value and liquidity of your investment.

We are not insulated from the pressures and potentially negative consequences of the recent financial crisis and similar risks beyond our control that have and may continue to affect the capital and credit markets, the broader economy, the financial services industry, or the segment of that industry in which we operate.

Over the past several years, the global economy experienced a significant recession, as well as a severe, ongoing disruption in the credit markets and a material and adverse effect on the jobs market and individual borrowers. While the United States economy may technically have come out of the recession, the recovery is fragile and may not be sustainable for any specific period of time, and could slip back into an even more significant recession. Our financial performance generally, and in particular the ability of our borrowers to make payments on outstanding loans, is highly dependent upon the business and economic environments in the markets where we operate and in the United States as a whole.

During an economic downturn or recession, credit losses in the financial services industry generally increase and demand for credit products often decreases. Declining asset values, defaults on consumer loans, and the lack of market and investor confidence, as well as other factors, all combine to decrease liquidity during an economic downturn. As a result of these factors, some banks and other lenders have suffered significant losses during economic downturns, and the strength and liquidity of many financial institutions worldwide has weakened due to the most recent economic crisis. Additionally, during an economic downturn, our loan servicing costs and collection costs may increase as we may have to expend greater time and resources on these activities. Our underwriting criteria, policies and procedures, and product offerings may not sufficiently protect our growth and profitability during a sustained period of economic downturn or recession. Any renewed economic downturn will adversely affect the financial resources of our customers and may result in the inability of our customers to make principal and interest payments on, or refinance, the outstanding debt when due.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our senior revolving credit facility or any other floating interest rate obligations we may incur, which would increase our operating costs and decrease our operating margins. Interest payable on our senior revolving credit facility is variable, based on LIBOR with a LIBOR floor of 1.00%, and could increase in the future. Furthermore, market conditions or regulatory restrictions on interest rates we charge may prevent us from passing any increases in interest rates along to our customers.

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

The credit agreement governing our senior revolving credit facility contains a number of covenants that could adversely affect our business and the flexibility to respond to changing business and economic conditions or opportunities. Among other things, these covenants limit our ability to:

•	incur or guarantee additional indebtedness;

•	purchase large loan portfolios in bulk;

•	pay dividends or make distributions on our capital stock or make certain other restricted payments;

•	sell assets, including our loan portfolio or the capital stock of our subsidiaries;

•	enter into transactions with our affiliates;

•	offer certain loan products;

•	create or incur liens; and

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

In addition, the credit agreement imposes certain obligations on us relating to our underwriting standards, recordkeeping and servicing of our loans, and our loss reserves and charge-off policies. It also requires us to maintain certain financial ratios, including an interest coverage ratio and a borrowing base ratio. If we were to breach any covenants or obligations under the credit agreement and such breaches were to result in an event of default, our lenders could cause all amounts outstanding to become due and payable, subject to applicable grace periods. This could trigger cross-defaults under any future debt instruments and materially and adversely affect our financial condition and ability to continue operating our business as a going concern.

We rely on information technology products developed, owned, and supported by third parties, including our competitors. Our ability to manage our business and monitor results is highly dependent upon these information technology products. A failure of these products and systems or of the implementation of new information technology products and systems could disrupt our business.

In the operation of our business, we are highly dependent upon a variety of information technology products, including our loan management system, which allows us to record, document, and manage our loan portfolio. We currently use a loan management software package developed and owned by ParaData Financial Systems (“ParaData”), a wholly owned subsidiary of World Acceptance Corporation, one of our primary competitors. In October 2013, we entered into a ten-year agreement with DHI Computing Service, Inc. d/b/a GOLDPoint Systems (“GOLDPoint”) pursuant to which GOLDPoint will provide us with loan management software and related data processing services. We expect that the full transition from the ParaData software to the GOLDPoint platform will occur in 2015, following which we expect that we will no longer use the ParaData software.

Over the years, we have tailored the ParaData software to meet certain of our specific needs. Prior to the conversion to the GOLDPoint platform, we will continue to depend on the willingness and ability of ParaData to provide customized solutions and support for our evolving products and business model. In the future, ParaData may not be willing or able to modify the loan management software to meet our needs, or it could alter the program without notice to us or cease to adequately support it. ParaData could also decide in the future to refuse to provide support for its software to us on commercially reasonable terms, or at all. If any of these events were to occur, we would be forced to transition to the GOLDPoint platform more quickly than originally contemplated, which could materially affect our business, results of operations, and financial condition.

Our transition to the GOLDPoint platform has been a lengthy and expensive process that has resulted in a diversion of resources from other operations. Continued execution of a transition project plan, or a divergence from it, may result in further cost overruns, project delays, or business interruptions. In addition, further divergence from our project plan could further impact the timing and/or extent of benefits we expect to achieve from the GOLDPoint system and process efficiencies. Any further disruptions, delays, or deficiencies in the design and/or implementation of the GOLDPoint system, or in the performance of our legacy ParaData software, particularly any disruptions, delays, or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business. Further, following the transition, the GOLDPoint platform may not perform in a manner consistent with our current expectations and may be inadequate for our needs. As we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations, and financial condition may be adversely affected if our loan management systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our competitive position, business, results of operations, and financial condition. In addition, we have capitalized certain costs associated with our licensing of and transition to the GOLDPoint system. If we are unable to accomplish a transition to the GOLDPoint platform, we will be required immediately to expense some or all of those capitalized costs, which could adversely affect our results of operations and financial condition.

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

Security breaches in our branches or acts of theft, fraud, or violence could adversely affect our financial condition and results of operations.

Nearly all of our account payments occur at our branches, either in person or by mail, and frequently consist of cash payments, which we deposit at local banks throughout the day. This business practice exposes us daily to the potential for employee theft of funds or, alternatively, to theft and burglary due to the cash we maintain in the branch. Despite controls and procedures to prevent such losses, we have in the past sustained losses due to employee fraud and theft. In addition, our employees “field call” delinquent accounts by visiting the home of a delinquent borrower. Such visits may subject our employees to a variety of dangers, including violence, vehicle accidents, and other perils. We are also susceptible to break-ins at our branches, where money and/or customer records could be taken. A breach in the security of our branches or in the safety of our employees could result in employee injury, loss of funds or records, and adverse publicity, and could result in a loss of customer business or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Security breaches, cyber-attacks, failures in our information systems, or fraudulent activity could result in damage to our operations or lead to reputational damage.

We also rely heavily on communications and information systems to conduct our business. Each branch is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis, and report revenues and expenses to our headquarters. Any failure, interruption, or breach in security of these systems, including any failure of our back-up systems, hardware failures, or an inability to access data maintained offsite, could result in failures or disruptions in our customer relationship management, general ledger, loan, and other systems and could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation, possible financial liability, and other adverse consequences, any of which could have a material adverse effect on our financial condition and results of operations. Furthermore, we may not be able to detect immediately any such breach, which may increase the losses that we would suffer. In addition, our existing insurance policies would not reimburse us for all of the damages that we might incur as a result of a breach.

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

Risks Related to Regulation and Legal Proceedings

Our business products and activities are strictly and comprehensively regulated at the local, state, and federal level. Changes in current laws and regulations or in the interpretation of such laws and regulations, or our failure to comply with such laws and regulations, could have a material adverse effect on our business, results of operations, and financial condition.

Our business is subject to numerous local, state, and federal laws and regulations. These regulations impose significant costs and limitations on the way we conduct and expand our business, and these costs and limitations may increase in the future if such laws and regulations are changed. These laws and regulations govern or affect, among other things:

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorizes the Consumer Financial Protection Bureau (the “CFPB”) to adopt rules that could potentially have a serious impact on our ability to offer short-term consumer loans and have a material adverse effect on our operations and financial performance.

Title X of the Dodd-Frank Act establishes the CFPB, which became operational on July 21, 2011. Under the Dodd-Frank Act, the CFPB has regulatory, supervisory, and enforcement powers over providers of consumer financial products that we offer, including explicit supervisory authority to examine and require registration of installment lenders such as ourselves. Included in the powers afforded to the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” or “abusive,” and hence unlawful. Specifically, the CFPB has the authority to declare an act or practice abusive if it, among other things, materially interferes with the ability of a consumer to understand a term or condition of a consumer financial product or service or takes unreasonable advantage of a lack of understanding on the part of the consumer of the product or service. Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as installment loans, should be a regulatory priority, and it is possible that at some time in the future, the CFPB could propose and adopt rules making such lending or other products that we may offer materially less profitable or impractical. Further, the CFPB may target specific features of loans or loan practices, such as refinancings, by rulemaking that could cause us to cease offering certain products or engaging in certain practices. It is possible that the CFPB will adopt rules that specifically restrict refinancings of existing loans. Our refinancings of existing loans are divided into three categories: refinancings of loans in an amount greater than the original loan amount, renewals of existing loans at or below the original loan amount, and renewals of existing loans that are 60 or more days past due, which represented 21.1%, 35.8%, and 0.7%, respectively, of our loan originations in 2014. Any such rules could have a material adverse effect on our business, results of operation, and financial condition. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance. The Dodd-Frank Act also gives the CFPB the authority to examine and regulate entities it classifies as a “larger participant of a market for other consumer financial products or services.” The rule will likely cover only the largest installment lenders. We do not yet know whether the definition of larger participant will cover us.

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

In the future, we may sell loans, including charged off loans and loans where the borrower is in default. This practice could subject us to heightened regulatory scrutiny, which may expose us to legal action, cause us to incur losses, and/or limit or impede our collection activity.

We may in the future sell loans, including those that may have been charged off as uncollectible. The CFPB and other regulators recently have significantly increased their scrutiny of debt sales, especially delinquent and charged-off debt. The CFPB has criticized sellers of debt for insufficient documentation to support and verify the validity or amount of the debt. It has also criticized debt collectors for, among other things, collection tactics, attempting to collect debts that are no longer valid, misrepresenting the amount of the debt, and not having sufficient documentation to verify the validity or amount of the debt. Future loan sales could expose us to lawsuits or fines by regulators if we do not have sufficient documentation to support and verify the validity and amount of the loans underlying the transactions, or if we or purchasers of our loans use collection methods that are viewed as unfair or abusive. In addition, our collections could suffer and we may incur additional expenses if we are required to change collection practices or stop collecting on certain debts as a result of a lawsuit or action on the part of regulators.

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

Legal proceedings to which we are subject or may become subject may have a material adverse impact on our financial position and results of operations.

Like many companies in our industry, we are from time to time involved in various legal proceedings and subject to claims and other actions related to our business activities brought by borrowers and others, including, for example, the securities class action lawsuit described in Item 3, “Legal Proceedings” of this Annual Report on Form 10-K. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. Similarly, if we settle such legal proceedings, it may affect our financial condition and how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion, or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment, or settlement that may be entered against us, that such coverage will prove to be adequate, or that such coverage will continue to remain available on acceptable terms, if at all. We and our primary insurance carrier are in the process of negotiating an allocation between denied and acknowledged claims in the securities class action lawsuit. If in the securities class action lawsuit or any other legal proceeding we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have a material adverse effect on our business, financial condition, and results of operations.

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

In the past several years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, Securities and Exchange Commission investigations and securities class action litigation is sometimes instituted against these companies. We currently are subject to a securities class action lawsuit described in Item 3, “Legal Proceedings” of this Annual Report on Form 10-K. The securities class action lawsuit and any further legal proceedings of this nature that may be instituted against us could result in substantial costs and a diversion of our management’s attention and resources.

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

We have approximately 987 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 950,000 shares for issuance under the Regional Management Corp. 2011 Stock Incentive Plan (the “2011 Stock Plan”), and we have 101,034 shares available for issuance under the 2011 Stock Plan, as of March 13, 2015. In addition, our Board may recommend in the future that our stockholders approve new stock plans. Any common stock that we issue, including under our 2011 Stock Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result of these exemptions, our stockholders may not have access to certain information that they may deem important.

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

As a public company, we are subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we will need to commit significant resources, hire additional staff, and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational, and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We expect to incur significant annual expenses related to these steps and, among other things, additional directors and officers liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal, and administrative personnel, increased auditing and legal fees, and similar expenses.

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

Furthermore, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

Our home office buildings are located in Greenville, South Carolina. Of the approximately 24,500 total square feet comprising our home office buildings, we own approximately 8,100 square feet and we lease approximately 16,400 square feet. Each of our 301 branches, as of March 5, 2015, is leased under fixed term lease agreements. As of March 5, 2015, our branches are located throughout South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, New Mexico, and Georgia, and the average branch size is approximately 1,500 square feet.

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

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors, executive officers, and shareholders (collectively, the “Defendants”). The complaint alleged violations of the Securities Act of 1933 (“1933 Act Claims”) and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s common stock in the September 2013 and December 2013 secondary public offerings. On August 25, 2014, Waterford Township Police & Fire Retirement System and City of Roseville Employees’ Retirement System were appointed as lead plaintiffs (collectively, the “Plaintiffs”). An amended complaint was filed on November 24, 2014. In addition to the 1933 Act Claims, the amended complaint also added claims for violations of the Securities Exchange Act of 1934 (“1934 Act Claims”) seeking unspecified compensatory damages on behalf of a purported class of purchasers of the Company’s common stock between May 2, 2013 and October 30, 2014, inclusive. On January 26, 2015, Defendants filed motions to dismiss the amended complaint in its entirety. In response, Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act claims and seeks unspecified compensatory damages. Defendants’ motion to dismiss is due on or about April 28, 2015. The Company believes that the claims against it are without merit and intends to defend against the litigation vigorously.

The Company’s primary insurance carrier during the applicable time period has (i) denied coverage for the 1933 Act Claims and (ii) acknowledged coverage of the Company and other insureds for the 1934 Act Claims under a reservation of rights and subject to the terms and conditions of the applicable insurance policy. The parties are in the process of negotiating an allocation between denied and acknowledged claims.

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

Market Information

Our common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “RM” since March 28, 2012. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low intra-day sale prices of our common stock on the NYSE. The last reported sale price of our common stock on the NYSE on March 13, 2015, was $15.55 per share.

	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$36.23	$23.77
Second Quarter	25.07	13.93
Third Quarter	19.60	14.75
Fourth Quarter	18.37	11.16
Fiscal Year Ended December 31, 2013
First Quarter	$20.88	$15.54
Second Quarter	25.99	19.23
Third Quarter	32.74	24.58
Fourth Quarter	34.83	29.38

Holders

As of March 9, 2015, there were 12 registered holders of our common stock. As of March 9, 2015, there were approximately 1,594 beneficial holders of our common stock.

Non-Affiliate Ownership

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders as of June 30, 2014. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Dividend Policy

We did not pay any dividends in fiscal 2014, 2013, or 2012. We have no current plans to pay any dividends on our common stock for the foreseeable future and instead currently intend to retain earnings, if any, for future operations and expansion and debt repayment.

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

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2014.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
2007 Management Incentive Plan(1)	417,527		5.46		447,790
2011 Management Incentive Plan(2)	531,264	(3)	17.02	(4)	296,483
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total:	948,791		11.63		744,273

(1)	Regional Management Corp. 2007 Management Incentive Plan, as amended. We no longer intend to grant awards under the Regional Management Corp. 2007 Management Incentive Plan.
(2)	Regional Management Corp. 2011 Stock Incentive Plan, as amended. At March 13, 2015, 101,034 shares remain available for issuance under the Regional Management Corp. 2011 Stock Incentive Plan, which allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, unrestricted shares, restricted shares, restricted stock units, and awards that are valued in whole or in part by reference to, or otherwise based on the fair market value of shares, including performance-based awards.
(3)	Includes 53,133 restricted stock units outstanding under the Regional Management Corp. 2011 Stock Incentive Plan. There is no exercise price associated with these restricted stock units.
(4)	Calculation excludes shares subject to restricted stock unit awards.

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

The following graph shows a comparison from March 28, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2014, of the cumulative total return for our common stock, the NYSE Composite Index, and the NYSE Financial Sector Index. The graph assumes that $100 was invested at the market close on March 28, 2012, in the common stock of the Company, the NYSE Composite Index, and the NYSE Financial Sector Index, and data for the NYSE Composite Index and the NYSE Financial Sector Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated historical financial data set forth below for the years ended December 31, 2010, 2011, 2012, 2013, and 2014 are derived from audited consolidated financial statements. We derived the selected historical consolidated statement of income data for each of the years ended December 31, 2012, 2013, and 2014 and the selected historical consolidated balance sheet data as of December 31, 2013 and 2014 from our audited consolidated financial statements, which appear in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have derived the selected historical consolidated statement of income data for the years ended December 31, 2010 and 2011 and the selected historical consolidated balance sheet data as of December 31, 2010, 2011, and 2012 from our audited financial statements, which do not appear elsewhere in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenue
Interest and fee income	$184,786	$152,343	$119,025	$91,513	$74,218
Insurance income, net, and other income	19,933	18,286	16,672	13,824	12,297

Total revenue	204,719	170,629	135,697	105,337	86,515
Expenses
Provision for credit losses	69,057	39,192	27,765	17,854	16,568
General and administrative expenses	96,776	71,039	55,558	40,835	33,881
Consulting and advisory fees(1)	—	—	1,451	975	1,233
Interest expense
Senior and other debt	14,947	14,144	10,580	8,306	5,720
Mezzanine debt(1)	—	—	1,030	4,037	4,342

Total interest expense	14,947	14,144	11,610	12,343	10,062

Total expenses	180,780	124,375	96,384	72,007	61,744

Income before income taxes	23,939	46,254	39,313	33,330	24,771
Income taxes	9,137	17,460	14,561	12,290	8,873

Net income	$14,802	$28,794	$24,752	$21,040	$15,898

Earnings per Share Data:
Basic earnings per share	$1.17	$2.29	$2.12	$2.25	$1.70
Diluted earnings per share	$1.14	$2.23	$2.07	$2.19	$1.64
Weighted-average shares used in computing basic earnings per share	12,701,083	12,572,298	11,694,924	9,336,727	9,336,727
Weighted-average shares used in computing diluted earnings per share	12,951,441	12,893,693	11,980,748	9,620,967	9,669,618
Consolidated Balance Sheet Data (at period end):
Finance receivables(2)	$546,192	$544,684	$439,474	$307,373	$247,728
Allowance for credit losses	(40,511)	(30,089)	(23,616)	(19,300)	(18,000)

Net finance receivables(3)	$505,681	$514,595	$415,858	$288,073	$229,728
Total assets	530,270	533,888	434,517	303,988	241,048
Long-term debt	341,419	362,750	292,380	231,823	189,115
Total liabilities	351,947	372,715	305,313	239,859	198,150
Temporary equity(4)	—	—	—	12,000	12,000
Total stockholders’ equity	178,323	161,173	129,204	52,129	30,898

(1)	On March 21, 2007, Palladium Equity Partners III, L.P. and Parallel 2005 Equity Fund, LP (which we sometimes refer to herein as our “sponsors”) acquired the majority of our outstanding common stock. In connection with the acquisition transaction, we issued $25.0 million of mezzanine debt at an interest rate of 18.375%, plus related fees, which we refinanced in 2007 and again in 2010 with Palladium Equity Partners III, L.P. and certain of our individual owners. Additionally, we paid the sponsors annual advisory fees of $675,000 in the aggregate and paid certain individual owners annual consulting fees of $450,000 in the aggregate, in each case, plus certain expenses. Following the closing of our initial public offering on April 2, 2012, we repaid the mezzanine debt in full with proceeds from the initial public offering and we terminated the consulting and advisory agreements following the payment of certain termination fees.
(2)	Finance receivables equal the total amount due from the customer, net of unearned finance charges and insurance premiums and commissions.
(3)	Net finance receivables equal the total amount due from the customer, net of unearned finance charges, insurance premiums and commissions, and allowance for credit losses.
(4)	That certain Shareholders Agreement, among us and certain of our stockholders, dated March 21, 2007, as amended on March 12, 2012, provided that the individual owners had the right to put their stock back to us if an initial public offering did not occur by May 21, 2012. We valued the put option at the original purchase price of $12.0 million. The put option terminated upon the consummation of our initial public offering.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 300 locations in the states of Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, and Texas as of December 31, 2014. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•

Small Loans – Our small loan portfolio is comprised of branch small loan receivables and convenience check receivables. As of December 31, 2014, we had approximately 289,700 small loans outstanding, representing $319.5 million in finance receivables. This includes 115,000 branch small installment loans and 174,700 convenience check loans, representing $128.2 million and $191.3 million in finance receivables, respectively.

•	Large Loans – As of December 31, 2014, we had approximately 12,600 large installment loans outstanding, representing $46.1 million in finance receivables.

•

Automobile Loans – As of December 31, 2014, we had approximately 17,300 automobile purchase loans outstanding, representing $154.4 million in finance receivables. This includes 9,200 indirect automobile loans and 8,100 direct automobile loans, representing $93.2 million and $61.2 million in finance receivables, respectively.

•	Retail Loans – As of December 31, 2014, we had approximately 25,900 retail purchase loans outstanding, representing $26.1 million in finance receivables.

•	Insurance Products – We offer our customers optional payment protection insurance options relating to many of our loan products.

Branch small loans, convenience checks, and large loans are our core products and will be the drivers of our future growth. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to branch small loans, convenience checks, and automobile loans have historically been the largest component. We also offer automobile loans and retail loans through online credit application networks. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees from our loan products is largely driven by the amount of loans that we originate. We originated or purchased approximately 143,500, 172,900, and 120,900 new loan accounts during 2014, 2013, and 2012, respectively. Average finance receivables grew 36.5% from $264.5 million in 2011 to $361.1 million in 2012, grew 32.2% to $477.4 million in 2013, and grew 10.9% to $529.5 million in 2014. We source our loans through our branches and our direct mail program, as well as through automobile dealerships and retailers that partner with us. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened or acquired 36, 43, and 51 new branches in 2014, 2013, and 2012, respectively. We believe we have the opportunity to add as many as 700 additional branches over time in the states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

Product Mix. We offer a number of different loan products, including small loans (comprised of branch small loans and convenience checks), large loans, automobile loans, and retail loans. We charge different interest rates and fees and are exposed to different credit risks with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we expect to continue to diversify our product mix in the future.

Asset Quality. Our results of operations are highly dependent upon the quality of our asset portfolio. We recorded a $69.1 million provision for credit losses during 2014 (or 13.0% as a percentage of average finance receivables), a $39.2 million provision for credit losses during 2013 (or 8.2% of average finance receivables), and a $27.8 million provision for credit losses during 2012 (or 7.7% of average finance receivables). The quality of our asset portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent service and collection of the portfolio, and respond to changing economic conditions as we grow our loan portfolio.

Allowance for Credit Losses. We evaluate losses in each of our categories of loans in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables (in thousands):

	As of December 31, 2014			As of December 31, 2013
	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
	(Dollars in thousands)
Branch small loans	$128,217	$6,960	5.4%	$109,776	$5,166	4.7%
Convenience checks	191,316	18,320	9.6%	179,203	10,204	5.7%
Large loans	46,147	1,980	4.3%	43,311	2,233	5.2%
Automobile loans	154,382	11,776	7.6%	181,126	10,827	6.0%
Retail loans	26,130	1,475	5.6%	31,268	1,659	5.3%

Total	$546,192	$40,511	7.4%	$544,684	$30,089	5.5%

The allowance for credit losses uses the net charge-off rate for the most recent six months (branch small loans and convenience checks), ten months (large and retail loans), and twelve months (automobile loans) as a percentage of the most recent month-end balance of loans as a key data point in estimating the allowance. Based on our 2014 annual evaluation of the effective lives of our loan categories, retail loans have been updated to use a ten month effective life rather than eleven. This had a negligible impact on the allowance due to the relative size of the retail loan portfolio. We believe that the primary underlying factors driving the provision for credit losses for each of these loan types are our underwriting standards, the general economic conditions in the areas in which we conduct business, and the effectiveness of our collection efforts. In addition, gasoline prices and the market for repossessed automobiles at auction are additional underlying factors that we believe influence the provision for credit losses for automobile purchase loans and, to a lesser extent, large loans. We monitor these factors, the amount and past due status of delinquencies, and the slow file (which consists of all loans one or more days past due) to identify trends that might require us to modify the allowance for credit losses accordingly.

The allowance as a percentage of finance receivables increased from December 31, 2013 to December 31, 2014 for convenience checks due to increased delinquency and net charge-offs that resulted from a higher-than-normal proportion of lower credit quality loans originated during the summer direct mail campaigns.

Interest Rates. Our costs of funds are affected by changes in interest rates, and the interest rate that we pay on our senior revolving credit facility is a floating rate. Our interest rate cap matured unused on March 4, 2014. We are evaluating interest rate management options and intend to enter into another interest rate management transaction or arrangement to replace the matured interest rate cap.

Operating Costs. Our financial results are impacted by the costs of operating our branch offices and corporate functions. Those costs are included in general and administrative expenses on our consolidated statements of income. One of our key operating metrics is our efficiency ratio, which is calculated by dividing the sum of general and administrative expenses by total revenue or average finance receivables. Our revenue efficiency ratio was 47.3% in 2014, compared to 41.6% in 2013, and our receivable efficiency ratio was 18.3% in 2014, compared to 14.9% in 2013.

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

Loan fees are additional charges to the customer, such as loan origination fees, acquisition fees, and maintenance fees, as permitted by state law. The fees may or may not be refundable to the customer in the event of an early payoff, depending on state law. Fees are accrued to income over the life of the loan on the constant yield method and are included in the truth in lending disclosure we make to our customers.

Insurance Income. Our insurance income consists of revenue from the sale of various optional credit insurance products and other payment protection options offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. The type and terms of our optional credit insurance products vary from state to state based on applicable laws and regulations. We offer optional credit life insurance, credit accident and health insurance, and involuntary unemployment insurance. We require property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party in lieu of purchasing property insurance from us. We also require proof of liability and collision insurance for any vehicles securing loans, and we obtain automobile collision insurance on behalf of customers who permit their other insurance coverage to lapse.

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans and net of commission on new business). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. As of December 31, 2014, we had pledged a $1.9 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we judge as sufficient to maintain an allowance for credit losses at an adequate level to provide for losses on the related finance receivables portfolio. Credit loss experience, delinquency of finance receivables, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that reflects our estimate of losses in our loan portfolio. Therefore, changes in our charge-off rates may result in changes to our provision for credit losses. Future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance.

In September 2014, the Company changed the time-based element of the charge-off policy from 365 days contractually delinquent to 180 days. The updated policy improves consistency and creates better alignment with industry practice. The policy change generated a one-time charge-off of $2.1 million as of September 2014. The amount was charged against the allowance for credit losses which included a full specific valuation allowance for these delinquent accounts and, therefore, did not impact the provision for loan losses.

The charge-off policy change modified our historic loss rate and the resulting general reserve. In addition, we converted bankrupt accounts with confirmed plans from the bankruptcy court from delinquent to current status. The bankrupt accounts continue to be accounted for as troubled debt restructurings and considered impaired finance receivables. As a net result of these changes, the provision for credit losses increased by $318,000 in September 2014.

In addition to the time-based element, we previously charged credit losses against the allowance when management believed the finance receivable was no longer collectible. The factors used to determine whether a finance receivable is uncollectible were the age of the account, supervisory review of collection efforts, and other factors such as customers relocating to an area where collection is not practical. This discretionary element was eliminated from the policy in December 2014, subject to certain exceptions.

General and Administrative Expenses. Our general and administrative expenses are comprised of four categories: personnel, occupancy, marketing, and other. We measure our general and administrative expenses as a percentage of total revenue, which we refer to as our efficiency ratio, and as a percentage of average finance receivables.

Our personnel expenses are the largest component of our general and administrative expenses and consist primarily of the salaries, bonuses, benefits, and related payroll taxes associated with all of our branch, field, and headquarters employees.

Our occupancy expenses consist primarily of the cost of renting our branches, all of which are leased, as well as the utility, telecommunication, software, data processing, and other non-personnel costs associated with operating our branches.

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

Our general and administrative expenses have increased as a result of the additional legal, accounting, insurance, and other expenses associated with being a public company. We expect compliance costs to increase due to the regulatory environment in the consumer finance industry, and we expect legal costs to increase as a result of the securities class action lawsuit. For a discussion regarding how risks and uncertainties associated with the legal proceedings and current regulatory environment may impact our future expenses, net income, and overall financial condition, see Item 1A, “Risk Factors.”

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

Interest Expense. Our interest expense consists primarily of interest payable, unused line fees, and amortization of debt issuance costs in respect of borrowings under our senior revolving credit facility and our mezzanine debt, which was repaid with the proceeds of our initial public offering. Interest expense also includes costs attributable to the interest rate cap we entered into to manage our interest rate risk. Changes in the fair value of the interest rate cap are reflected in interest expense for the senior revolving credit facility and other debt.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Year Ended December 31,
	2014		2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue
Interest and fee income	$184,786	90.3%	$152,343	89.3%	$119,025	87.7%
Insurance income, net	10,673	5.2%	11,470	6.7%	10,681	7.9%
Other income	9,260	4.5%	6,816	4.0%	5,991	4.4%

Total revenue	204,719	100.0%	170,629	100.0%	135,697	100.0%

Expenses
Provision for credit losses	69,057	33.7%	39,192	23.0%	27,765	20.5%
General and administrative expenses
Personnel	55,383	27.1%	39,868	23.4%	33,492	24.7%
Occupancy	15,427	7.5%	11,640	6.8%	8,655	6.4%
Marketing	6,330	3.1%	3,980	2.3%	2,767	2.0%
Other	19,636	9.6%	15,551	9.1%	10,644	7.8%

Total general and administrative	96,776	47.3%	71,039	41.6%	55,558	40.9%
Consulting and advisory fees	—	0.0%	—	0.0%	1,451	1.1%
Interest expense
Senior revolving credit facility and other debt	14,947	7.3%	14,144	8.3%	10,580	7.8%
Mezzanine debt-related parties	—	0.0%	—	0.0%	1,030	0.7%

Total interest expense	14,947	7.3%	14,144	8.3%	11,610	8.5%

Total expenses	180,780	88.3%	124,375	72.9%	96,384	71.0%

Income before income taxes	23,939	11.7%	46,254	27.1%	39,313	29.0%
Income taxes	9,137	4.5%	17,460	10.2%	14,561	10.8%

Net income	$14,802	7.2%	$28,794	16.9%	$24,752	18.2%

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of average receivables:

	Year Ended December 31,
	2014		2013		2012
	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$184,786	34.9%	$152,343	31.9%	$119,025	33.0%
Insurance income, net	10,673	2.0%	11,470	2.4%	10,681	3.0%
Other income	9,260	1.8%	6,816	1.4%	5,991	1.6%

Total revenue	204,719	38.7%	170,629	35.7%	135,697	37.6%

Expenses
Provision for credit losses	69,057	13.0%	39,192	8.2%	27,765	7.7%
General and administrative expenses
Personnel	55,383	10.5%	39,868	8.4%	33,492	9.3%
Occupancy	15,427	2.9%	11,640	2.4%	8,655	2.4%
Marketing	6,330	1.2%	3,980	0.8%	2,767	0.8%
Other	19,636	3.7%	15,551	3.3%	10,644	2.9%

Total general and administrative	96,776	18.3%	71,039	14.9%	55,558	15.4%
Consulting and advisory fees	—	0.0%	—	0.0%	1,451	0.4%
Interest expense
Senior revolving credit facility and other debt	14,947	2.8%	14,144	3.0%	10,580	2.9%
Mezzanine debt-related parties	—	0.0%	—	0.0%	1,030	0.3%

Total interest expense	14,947	2.8%	14,144	3.0%	11,610	3.2%

Total expenses	180,780	34.1%	124,375	26.1%	96,384	26.7%

Income before income taxes	23,939	4.5%	46,254	9.7%	39,313	10.9%
Income taxes	9,137	1.7%	17,460	3.7%	14,561	4.0%

Net income	$14,802	2.8%	$28,794	6.0%	$24,752	6.9%

Regional Management Corp.

Selected Financial Data

Years Ended December 31, 2014 and 2013

(Unaudited)

(in thousands)

	Components of Increase in Interest and Fee Income Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 Increase (Decrease)
	Volume	Rate	Net
Branch small loans	$10,361	$(830)	$9,531
Convenience checks	19,753	7,453	27,206
Large loans	(700)	(311)	(1,011)
Automobile loans	(1,789)	(1,064)	(2,853)
Retail loans	(490)	60	(430)

Total increase in interest and fee income	$27,135	$5,308	$32,443

	Components of Increase in Interest and Fee Income Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 Increase (Decrease)
	Volume	Rate	Net
Branch small loans	$11,795	$(2,560)	$9,235
Convenience checks	25,190	(2,357)	22,833
Large loans	(2,305)	(1,431)	(3,736)
Automobile loans	5,712	(2,164)	3,548
Retail loans	1,896	(458)	1,438

Total increase in interest and fee income	$42,288	$(8,970)	$33,318

	Net Loans Originated(1) Years Ended December 31,
	2014	2013	2012
Branch small loans	$248,872	$216,677	$160,468
Convenience checks	343,982	297,259	168,079
Large loans	52,418	48,454	62,818
Automobile loans	67,422	100,622	107,687
Retail loans	31,236	34,228	37,489

Total finance receivables originated	$743,930	$697,240	$536,541

(1)	Represents balance of loan origination and refinancing net of unearned finance charges

	Years Ended December 31,
	2014		2013		2012
	Amount	Percentage of Average Finance Receivables	Amount	Percentage of Average Finance Receivables	Amount	Percentage of Average Finance Receivables
Net charge-offs	$56,529	10.7%	$32,719	6.9%	$23,449	6.5%
Net charge-offs (180+ policy change)	2,106	0.4%	—	0.0%	—	0.0%

Total net charge-offs	$58,635	11.1%	$32,719	6.9%	$23,449	6.5%

Provision for credit losses	$69,057	13.0%	$39,192	8.2%	$27,765	7.7%

	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Provision for credit losses	$69,057	33.7%	$39,192	23.0%	$27,765	20.5%
General and administrative expenses	$96,776	47.3%	$71,039	41.6%	$55,558	40.9%

	Finance Receivables As of December 31,
	2014		2013		2012
	Finance Receivables	Percentage of Total	Finance Receivables	Percentage of Total	Finance Receivables	Percentage of Total
Branch small loans	$128,217	23.5%	$109,776	20.1%	$78,366	17.8%
Convenience checks	191,316	35.0%	179,203	32.9%	110,196	25.1%
Large loans	46,147	8.4%	43,311	8.0%	52,001	11.8%
Automobile loans	154,382	28.3%	181,126	33.3%	168,604	38.4%
Retail loans	26,130	4.8%	31,268	5.7%	30,307	6.9%

Total finance receivables	$546,192	100.0%	$544,684	100.0%	$439,474	100.0%

Number of branches at period end	300		264		221
Average finance receivables per branch	$1,821		$2,063		$1,989

	Contractual Delinquency As of
	December 31, 2014		December 31, 2013		December 31, 2012
	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables
Allowance for credit losses	$40,511	7.4%	$30,089	5.5%	$23,616	5.4%

Current	422,342	77.4%	407,571	74.9%	329,715	75.0%
1 to 29 days delinquent	82,714	15.1%	93,303	17.1%	80,224	18.3%

Delinquent accounts:
30 to 59 days	15,951	2.9%	17,088	3.1%	12,387	2.8%
60 to 89 days	9,624	1.8%	9,267	1.7%	6,048	1.4%
90 to 119 days	6,899	1.2%	6,843	1.3%	4,501	1.0%
120 to 149 days	4,988	0.9%	5,108	0.9%	2,836	0.6%
150 to 179 days	3,674	0.7%	3,409	0.6%	1,767	0.4%
180 days and over	—	0.0%	2,095	0.4%	1,996	0.5%

Total contractual delinquency	$41,136	7.5%	$43,810	8.0%	$29,535	6.7%

Total finance receivables	$546,192	100.0%	$544,684	100.0%	$439,474	100.0%

1 day and over delinquent	$123,850	22.6%	$137,113	25.1%	$109,759	25.0%

Subset of Convenience Checks December 31, 2014(1)
Current	$20,717
1 to 29 days contractually delinquent	4,965
30 days and over contractually delinquent	7,534

Total finance receivables	$33,216

Allowance for credit losses	$9,337
Allowance as a % of 30 days and over contractually delinquent	124%
Allowance as a % of 1 day and over contractually delinquent	75%

(1)	Remaining balance of convenience checks originated in the summer of 2014 that contained a higher percentage of lower credit quality customers

Comparison of the Year Ended December 31, 2014, Versus the Year Ended December 31, 2013

The following is a discussion of the changes in finance receivables by product type:

•

Branch Small Loans – Branch small loans outstanding increased by $18.4 million, or 16.8%, to $128.2 million at December 31, 2014, from $109.8 million at December 31, 2013. The growth in receivables at the branches opened in 2014 contributed to the growth in overall branch small loans outstanding.

•

Convenience Checks – Convenience checks outstanding increased by $12.1 million, or 6.8%, to $191.3 million at December 31, 2014, from $179.2 million at December 31, 2013. Our direct mail campaigns drove loan growth in existing and new branches.

•

Large Loans – Large loans outstanding increased by $2.8 million, or 6.5%, to $46.1 million at December 31, 2014, from $43.3 million at December 31, 2013. The increase was primarily due to the addition of expertise in this product type and increased marketing of it.

•

Automobile Loans – Automobile loans outstanding decreased by $26.7 million, or 14.8%, to $154.4 million at December 31, 2014, from $181.1 million at December 31, 2013. This decrease is due to our strategic decision to constrain capital in the highly competitive automobile category. In August 2014, our AutoCredit Source branches were re-branded as Regional Finance branches, and we now offer all loan products in these branches with less focus on indirect automobile purchase loans.

•

Retail Loans – Retail loans outstanding decreased $5.1 million, or 16.4%, to $26.1 million at December 31, 2014, from $31.3 million at December 31, 2013. The decrease in retail loans outstanding resulted from our inability to provide promotional financing products, such as 90 days same as cash, from our current loan management system. Upon full implementation of a new loan management system, we expect to be able to offer promotional financing products.

Net Income and Revenue. Net income decreased $14.0 million, or 48.6%, to $14.8 million in 2014, from $28.8 million in 2013. The decrease in net income in 2014 is primarily due to increased provision for credit losses. Total revenues increased $34.1 million during 2014, a 20.0% increase over 2013. The increase in 2014 revenues is attributable to the opening or acquisition of 36 additional branches and statutory increases in allowable interest and fees in North Carolina and Texas.

Interest and Fee Income. Interest and fee income increased $32.4 million, or 21.3%, to $184.8 million in 2014, from $152.3 million in 2013. The increase in interest and fee income was due primarily to a 10.9% increase in average finance receivables during the year coupled with an increase in the average yield on loans from 31.9% to 34.9%. The yield increase is due to statutory increases in allowable interest and fees in North

Carolina and Texas. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories for 2014 compared to 2013 (dollars in thousands):

	2014		2013
	Average Finance Receivables	Average Yield	Average Finance Receivables	Average Yield
Branch small loans	$110,531	48.0%	$88,979	48.9%
Convenience checks	178,181	45.8%	133,723	40.7%
Large loans	42,887	26.9%	45,374	27.6%
Automobile loans	169,607	19.7%	178,247	20.3%
Retail loans	28,295	18.3%	31,031	18.1%

Total finance receivables	$529,501	34.9%	$477,354	31.9%

Insurance Income. Insurance income decreased $797,000, or 6.9%, to $10.7 million in 2014 from $11.5 million in 2013. Insurance income as a percentage of average finance receivables decreased from 2.4% in 2013 to 2.0% in 2014. The decline is primarily attributable to the increase in loans originated through our mail campaigns where we do not have the opportunity to discuss our insurance offerings with the customer and from increased claims expense.

Other Income. Other income increased $2.4 million, or 35.9%, to $9.3 million in 2014 from $6.8 million in 2013. The largest component of other income is late charges, which increased $2.5 million in 2014. The increase in late charges was due primarily to the implementation of a late fee as part of the modernization of North Carolina’s consumer finance law, a 10.9% increase in average finance receivables, and an increase in average delinquent accounts.

Provision for Credit Losses. Our provision for credit losses increased $29.9 million, or 76.2%, to $69.1 million in 2014 from $39.2 million in 2013. Net loans charged-off were 11.1% and 6.9% of average finance receivables for the years ended December 31, 2014 and 2013, respectively. The increase in net charge-offs included a $2.1 million one-time charge-off resulting from the change in our charge-off policy.

The higher delinquency level and resulting higher net charge-offs in the first half of 2014 were the result of elevated accounts per employee which caused challenges in servicing the growth in accounts. Additionally, our provision was impacted in the third quarter of 2014 by a charge to augment our allowance for credit losses, necessitated by a higher-than-normal proportion of lower credit quality loans originated in our summer convenience check mailing campaigns. These lower credit quality loans led to higher delinquencies, higher subsequent charge-offs, and increased provisions for credit losses. Delinquencies for all other loan categories were consistent with expectations and historic trends.

The convenience check mailing campaigns for the fourth quarter of 2014 were adjusted to prevent a similar issue from occurring in the future. We returned to what had worked in the past, which should substantially reduce the volatility of our convenience check delinquency rates.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $25.7 million, or 36.2%, to $96.8 million during 2014 from $71.0 million in 2013. Our revenue efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 47.3% in 2014 from 41.6% in 2013. Our receivable efficiency ratio (general and administrative expense as a percentage of average finance receivables) increased to 18.3% in 2014 from 14.9% in 2013. This increase was the result of 2013 and 2014 branch growth, additional corporate office headcount, $1.8 million of costs related to implementation of a new loan management system, $1.2 million of executive separation costs, $1.2 million in increased health care costs, and $3.1 million in consulting and legal (compliance, compensation, class action, and other) costs.

We are transitioning to a new loan management system. With this new systems platform, we expect enhanced functionality and efficiency in the processing and servicing of our diverse product portfolio and growing loan account base. The transition created one-time implementation costs of $1.8 million for the year ended December 31, 2014.

In October 2014, we accepted the resignation of our Chief Executive Officer (“executive”). The resignation was treated as a termination without cause pursuant to the executive’s Employment Agreement, dated March 18, 2013. We entered into a Separation Agreement with the executive, dated December 11, 2014. The Employment Agreement and the Separation Agreement are attached as Exhibits 10.1 to the Current Reports on Form 8-K, filed with the SEC on March 21, 2013 and December 17, 2014, respectively. In the three months ended December 31, 2014, we recorded $1.2 million for the cost of the separation agreement, which is included in personnel expense on the consolidated income statement.

We modernized our PTO policy effective February 1, 2014. The new policy terms are more consistent with industry practices on the amount of PTO, eligible service requirements, cashout policy, and the use of partial PTO days. The policy change had accounting implications. Under the legacy policy, employees earned PTO in one year and then were able to use the PTO in the following year. That type of policy created a PTO liability under compensated absences accounting literature. Under the new policy, PTO is earned and used in the same calendar year, eliminating a PTO liability at the end of each year (with the exception of carryover PTO granted in extenuating circumstances). In the transition to the new policy, employees were given the opportunity to forfeit earned and unused PTO days under the legacy policy in exchange for additional PTO days and other benefits under the new policy or to remain on the old policy. As a result, effective January 31, 2014, based upon employee elections in January 2014, the PTO liability for certain employees was eliminated, and beginning February 1, 2014, such employees began accruing PTO under the new policy. The effect of the policy change was reflected in the period the change was implemented. Thus, in the first quarter of 2014, this change in policy resulted in a reversal of $1.4 million of personnel expense. The policy was amended in December 2014 to allow employees to carry-over up to 40 hours of PTO into the following calendar year. Any carried over time must be used during the first quarter of the following year or it will be forfeited.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $15.5 million, or 38.9%, to $55.4 million in 2014 from $39.9 million for 2013. This increase is primarily due to $4.0 million in additional costs related to the 79 branches opened in 2013 and 2014, $1.9 million to increase personnel and $1.2 million for overtime to improve collections, $0.8 million for increased operations car expense allowances, $1.2 million for increased insurance costs primarily due to the Affordable Care Act requirements, and $0.5 million for increased branch bonuses. In addition, we added approximately $2.0 million in corporate functions to handle growth and reduce outsourced providers in 2015 and had $1.2 million in executive separation costs. The Compensation Committee also revised our short-term incentive plan and implemented a long-term incentive plan. These changes added approximately $0.7 million in costs to 2014 and we expect about $0.5 million of incremental quarterly run rate going forward.

Occupancy. Occupancy expenses increased $3.8 million, or 32.5%, to $15.4 million in 2014 from $11.6 million in 2013. The increase in occupancy expenses is the result of 36 branches opened in 2014, telecommunications upgrades, and increased data processing needs. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses increased $2.4 million, or 59.0%, to $6.3 million in 2014 from $4.0 million in 2013. The increase was due to the increases in the volume of our mail campaigns, invitations to apply and pre-qualified offers to support our 36 new branches and grow our loan portfolio.

Other Expenses. Other expenses increased $4.1 million, or 26.3%, to $19.6 million in 2014 from $15.6 million in 2013. The increase was primarily due to $1.8 million of non-operating expenses related to the implementation of a new loan management system, the addition of 36 new branches, and other legal, compliance and human resources consulting costs associated with being a growing public company. The increase was offset by prior year non-operating expenses of $2.0 million related to director compensation and the secondary offerings.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $803,000, or 5.7%, to $14.9 million in 2014 from $14.1 million in 2013. This increase was due primarily to the increase in the average balance of our senior revolving credit facility. The average cost of our senior revolving credit facility decreased by 3 basis points from 4.51% for the year ended December 31, 2013 to 4.48% for the year ended December 31, 2014. The difference was due primarily to the mix between our LIBOR-based portion and the prime interest rate portion of the loan.

Income Taxes. Income taxes decreased $8.3 million, or 47.7%, to $9.1 million in 2014 from $17.5 million in 2013. The decrease in income taxes was due to a decrease in our net income before taxes. The effective tax rate increased 40 basis points to 38.2% in 2014 from 37.8% in 2013. The slight increase in the effective tax rate was primarily due to the state mix of taxable income.

Comparison of the Year Ended December 31, 2013, Versus the Year Ended December 31, 2012

The following is a discussion of the changes in finance receivables by product type:

•

Branch Small Loans – Branch small loans outstanding increased by $31.4 million, or 40.1%, to $109.8 million at December 31, 2013, from $78.4 million at December 31, 2012. The growth in receivables at the branches opened in 2013 contributed to the growth in overall branch small loans outstanding.

•

Convenience Checks – Convenience checks outstanding increased by $69.0 million, or 62.6%, to $179.2 million at December 31, 2013, from $110.2 million at December 31, 2012. Our direct mail campaigns drove significant loan growth in existing and new branches.

•

Large Loans – Large loans outstanding decreased by $8.7 million, or 16.7%, to $43.3 million at December 31, 2013, from $52.0 million at December 31, 2012. The decrease was primarily due to the application of the Company’s underwriting standards on large loans purchased in 2012 resulting in smaller renewals and originations than those loans originally purchased. In addition, we increased our internal small loan limit from $2,000 to $2,500 in some states in order to achieve consistency with our enterprise-wide limit, which caused a shift of some loans in those states from the large loan category to the small loan category.

•

Automobile Loans – Automobile loans outstanding increased by $12.5 million, or 7.4%, to $181.1 million at December 31, 2013, from $168.6 million at December 31, 2012. The increase in automobile loans outstanding was principally due to our emphasis on such loans, including our initiatives relating to indirect lending. The indirect lending emphasis ended half way through 2013 due to competition and the market environment. The increase of indirect lending at a lower interest rate slightly lowered the overall yield of our automobile loan category.

•

Retail Loans – Retail loans outstanding increased $1.0 million, or 3.2%, to $31.3 million at December 31, 2013, from $30.3 million at December 31, 2012. The increase in retail loans outstanding resulted from the additional relationships we established with new retailers, as well as an expansion of volume through our existing relationships.

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

	2013		2012
	Average Finance Receivables	Average Yield	Average Finance Receivables	Average Yield
Branch small loans	$88,979	48.9%	$65,163	52.6%
Convenience checks	133,723	40.7%	72,213	43.8%
Large loans	45,374	27.6%	52,372	31.1%
Automobile loans	178,247	20.3%	150,610	21.7%
Retail loans	31,031	18.1%	20,749	20.1%

Total finance receivables	$477,354	31.9%	$361,107	33.0%

Insurance Income. Insurance income increased $789,000, or 7.4%, to $11.5 million in 2013 from $10.7 million in 2012. The increase in insurance income was due primarily to a 32.2% increase in average finance receivables. However, insurance income as a percentage of average finance receivables decreased from 3.0% to 2.4%. The decline is primarily attributable to the increase in indirect automobile loans, retail loans, and convenience checks where we do not have the opportunity to discuss our insurance offerings with the customer.

Other Income. Other income increased $825,000, or 13.8%, to $6.8 million in 2013 from $6.0 million in 2012. The largest component of other income is late charges, which increased $1.3 million in 2013. The increase in late charges was due primarily to a 32.2% increase in average finance receivables. In addition, in 2012, we recognized $345,000 of revenue from the preparation of income tax returns. The Company no longer provides these services.

Provision for Credit Losses. Our provision for credit losses increased $11.4 million, or 41.2%, to $39.2 million in 2013 from $27.8 million in 2012. The increase in the provision occurred because of growth in the loan portfolio and an increase in the amount of delinquent accounts, for which an additional reserve of $3.7 million was provided at December 31, 2013. This increase was offset by a $3.9 million decrease in the provision due to the reduction of the effective lives of our finance receivable portfolios. Net loans charged-off were 6.9% and 6.5% of average finance receivables for 2013 and 2012, respectively.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $15.5 million, or 27.9%, to $71.0 million during 2013 from $55.6 million in 2012. This increase was primarily the result of adding 43 branches to our network. In addition, we had $0.8 million of costs related to the secondary offerings and $1.2 million of board compensation. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 41.6% in 2013 from 40.9% in 2012.

In October 2013, the Board revised its standard compensation arrangement for its non-employee directors, and it awarded the Company’s directors stock with a cash election for tax obligations for annual service commencing in 2013. The award was fully vested at the time of the grant, and the Company incurred $1.2 million of incremental director compensation expense in 2013.

In September and December of 2013, the Company incurred $0.75 million in expenses related to the secondary offerings of 6,348,074 shares of our common stock, at prices of $27.50 and $31.00 per share, by (i) Palladium Equity Partners III, L.P., an existing stockholder of Regional Management and an affiliate of Palladium Equity Partners; (ii) Parallel 2005 Equity Fund, LP, an existing stockholder of Regional Management and an affiliate of Parallel Investment Partners; (iii) entities affiliated with Richard A. Godley, a director, existing stockholder, and founder of Regional Management; and (iv) C. Glynn Quattlebaum, then President and Chief Operating Officer of Regional Management and an existing stockholder and founder of Regional Management (which we sometimes refer to herein as the “secondary offering”). We did not receive any proceeds from the secondary offerings and the cost of the offerings was not deductible for tax purposes.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $6.4 million, or 19.0%, to $39.9 million in 2013 from $33.5 million for 2012. This increase is primarily attributable to the number of new branches opened. At December 31, 2012, we had 221 branches; whereas, at December 31, 2013 we had 264 branches. However, personnel costs as a percentage of average finance receivables declined to 8.4% for 2013 from 9.3% in 2012. We have leveraged existing personnel as average finance receivables have increased.

Occupancy. Occupancy expenses increased $3.0 million, or 34.5%, to $11.6 million in 2013 from $8.7 million in 2012. The increase in occupancy expenses is the result of 43 additional branches at December 31, 2013 compared to December 31, 2012, phone system costs, and upgraded communication lines. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses increased $1.2 million, or 43.8%, to $4.0 million in 2013 from $2.8 million in 2012. The increase in marketing was due to the increase in the volume of our mail campaigns to support our 43 new branches and grow our loan portfolio.

Other Expenses. Other expenses increased $4.9 million, or 46.1%, to $15.6 million in 2013 from $10.6 million in 2012. The increase was primarily due to the $2.0 million of non-operating expenses related to director compensation and the secondary offerings, costs associated with the addition of 43 new branches since 2012, and other costs associated with being a public company.

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

Consulting and Advisory Fees. The consulting and advisory fees paid to related parties terminated with the closing of the initial public offering in 2012.

Income Taxes. Income taxes increased $2.9 million, or 19.9%, to $17.5 million in 2013 from $14.6 million in 2012. The increase in income taxes was due to an increase in our net income before taxes. The effective tax rate increased 80 basis points to 37.8% in 2013 from 37.0% in 2012. The increase in the effective tax rate was primarily due to a reduction in the small insurance company income exclusion.

Quarterly Information and Seasonality

Our loan volume and corresponding finance receivables follow seasonal trends. Demand for our loans is typically highest during the third and fourth quarter, largely due to customers borrowing money for back-to-school and holiday spending. With the exception of automobile loans, loan demand has generally been the lowest during the first quarter, largely due to the timing of income tax refunds. During the remainder of the year, we typically experience loan growth from general operations. In addition, we typically generate higher loan volumes in the second half of the year from our direct mail campaigns, which are timed to coincide with seasonal consumer demand. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

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

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of December 31, 2014, these reserve requirements totaled $1.9 million. Additionally, we had a reserve for life insurance claims on our balance sheet of $215,000, as determined by the third party, unrelated ceding company.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $12.9 million, or 17.8%, to $85.5 million in 2014 from $72.6 million in 2013. The increase was primarily due to higher net income, before provision for credit losses, due to growth in the business.

Net cash provided by operating activities increased by $14.9 million, or 25.8%, to $72.6 million in 2013 from $57.7 million in 2012. The increase was primarily due to higher profitability due to growth in the business.

Investing Activities. Investing activities consist of finance receivables originated and purchased, net change in restricted cash, and the purchase of furniture and equipment for new and existing branches. Net cash used in investing activities for 2014 was $64.5 million compared to $142.7 million in 2013, a net decrease of $78.1 million. The decrease was primarily due to lower growth in finance receivables during 2014 versus higher growth in finance receivables in the prior year. We issued lower yielding, higher acceptance rate direct mailings during 2013 driving convenience check growth. In addition, we constrained capital in the highly competitive automobile category in the second half of 2013 and all of 2014 and deployed a greater proportion of capital to the higher yielding branch small loan and convenience check loan categories.

Net cash used in investing activities for 2013 was $142.7 million compared to $159.0 million in 2012, a net decrease of $16.3 million. The decrease is due primarily to the 2012 payment for a business combination of $28.4 million.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuance of common stock. During 2014, net cash used in financing activities was $21.1 million, a change of $92.0 million compared to the $70.9 million net cash provided by financing activities in 2013. The increase in net cash used in financing activities was primarily a result of an increase in net payments on the senior revolving credit facility due to increased cash available from repayments of finance receivables.

Net cash provided by financing activities during 2013 was $70.9 million, a net decrease of $28.8 million compared to $99.7 million in 2012. The decrease in net cash provided by financing activities was primarily the result of a decrease in proceeds from the issuance of common stock, net of repayment of mezzanine debt.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into an amended and restated senior revolving credit facility with a syndicate of banks in January 2012, which was subsequently amended in July 2012, March 2013, May 2013, and November 2013. The amended and restated senior revolving credit facility provides for up to $500.0 million in availability, with a borrowing base of 85% of eligible finance receivables subject to adjustment at certain credit quality levels (81.0% as of December 31, 2014), and matures in May 2016. The facility has an accordion provision that allows for the expansion of the facility to $600.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. Alternatively, we may pay interest at a rate based on the prime rate (which was 3.25% as of December 31, 2014) plus a margin of 2.00%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $375.0 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $341.4 million at December 31, 2014. At December 31, 2014, we were in compliance with our debt covenants. In 2015, we intend to extend its maturity date or take other appropriate action to address repayment upon maturity. See Part I, Item 1A. “Risk Factors” for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

We believe that cash flow from operations and borrowings under our senior revolving credit facility will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding finance receivables originated by those branches and our other branches for the next twelve months and for the foreseeable future. From time to time, we have needed an increase in the borrowing limits under our senior revolving credit facility. We have successfully obtained such increases in the past; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed.

We previously entered into an interest rate cap to manage interest rate risk associated with a notional amount of $150.0 million of our LIBOR-based borrowings. The interest rate cap matured unused on March 4, 2014. We are evaluating interest rate management options and intend to enter into an interest rate management transaction or arrangement to replace the matured unused interest rate cap.

Mezzanine Debt. In August 2010, we entered into a $25.8 million mezzanine loan from a sponsor and three individual stockholders. Our mezzanine debt was repaid in full from the proceeds of our initial public offering, which closed in April 2012.

Other Financing Arrangements. We had a $1.5 million line of credit with a commercial bank that provided end-of-day cash management flexibility and was secured by a mortgage on our headquarters. The interest rate was prime plus 0.25%, with a minimum of 5.00%, and interest was payable monthly. There were no significant restrictive covenants associated with this line of credit. There was no amount outstanding under this line of credit at December 31, 2014. The line of credit matured in January 2015 and was replaced by a $3.0 million commercial overdraft capability that assists with our cash management needs for intra-day temporary funding.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (dollars in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Principal payments on long-term debt obligations	$341,419	$—	$341,419	$—	$—
Interest payments on long-term debt obligations	19,556	14,251	5,305	—	—
Operating lease obligations	12,441	5,065	5,795	1,527	54

	$373,416	$19,316	$352,519	$1,527	$54

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

Our loans within each loan product are homogenous and it is not possible to evaluate individual loans. We evaluate losses in each of the categories of loans in establishing the allowance for credit losses.

In making an evaluation about the portfolio, we consider the trend of delinquencies and other factors. We evaluate delinquencies by each state and by supervision district within states to identify trends requiring investigation. Historically, loss rates have been affected by several factors, including the general economic condition in the areas in which we conduct business, the number of customers filing for bankruptcy protection, the prices paid for vehicles at automobile auctions, and the effectiveness of our collection efforts. Management considers each of these factors in establishing the allowance for credit losses.

We evaluate the loans of customers in Chapter 13 bankruptcy for impairment as troubled debt restructurings. We have adopted the policy of aggregating loans with similar risk characteristics for purposes of computing the amount of impairment. In connection with the adoption of this practice, we compute the estimated impairment on our Chapter 13 bankrupt loans in the aggregate by discounting the projected cash flows at the original contract rates on the loan using the terms imposed by the bankruptcy court. We applied this method in the aggregate to each of our categories of loans.

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

We charge-off loans at the date that the loan is contractually delinquent 180 days. Non-titled accounts in a confirmed Chapter 7 or 13 bankruptcy are charged off at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. We initiate repossession proceedings on certain loans when we have exhausted other means of collection and, in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed vehicles through public sales conducted by independent automobile auction organizations, after the required post-possession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

Income Recognition.

Interest income is recognized using the interest method, or constant yield method. Therefore, we recognize revenue from interest at an equal rate over the term of the loan. Unearned finance charges on pre-compute contracts are rebated to customers utilizing statutory methods, which in many cases is the sum-of-the-years’ digits method. The difference between income recognized under the constant yield method and the statutory method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is suspended when no payment has been received for 90 days or more on a contractual basis. The accrual of income is not resumed until one or more full contractual monthly payments are received and the account is less than 90 days contractually delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed. If the account is charged off, the interest income is reversed as a reduction of interest and fee income.

We recognize income on credit life insurance using the sum-of-the-years’ digits method over the terms of the policies. We recognize income on credit accident and health insurance using the average of the sum-of-the-years’ digits and the straight-line methods over the terms of the policies. We recognize income on credit-related property and automobile insurance, and on credit involuntary unemployment insurance using the straight-line method over the terms of the policies. Rebates are computed using statutory methods, which in many cases is the sum-of-the-years-digits method, and any difference between the GAAP method and the statutory method is recognized in income at the time of rebate.

We defer fees charged to automobile dealers and recognize income using the constant yield method for indirect loans and the straight-line method for direct loans over the lives of the respective loans.

Charges for late fees are recognized as income when collected.

Insurance Operations.

Insurance operations include revenue and expense from the sale of optional insurance products to our customers. These optional products include credit life insurance, credit accident and health insurance, property insurance, automobile insurance, and involuntary unemployment insurance.

Share-Based Compensation.

Our stock compensation plans are detailed in “Part III. Financial Statements, Note 16, Share-Based Compensation.” We measure compensation cost for share-based awards at estimated fair value and recognize compensation expense over the service period for awards expected to vest. All grants are made at 100% of fair value at the date of the grant. We use the closing stock price on the date of grant as the fair value of restricted stock and common stock awards. The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate, and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

The expected volatility is based on the Company’s historical stock price volatility beginning in 2014. Prior to 2014, we used the performance of the common stock of a publicly traded company whose business is comparable to ours to estimate the volatility of our stock due to a lack of historical data of our own stock price. The risk-free rate is based on the zero coupon U.S. Treasury bond rate for the expected term of the award on the grant date. The expected term is calculated by using the simplified method due to insufficient historical data.

Income Taxes.

We file income tax returns in the U.S. federal jurisdiction and various states. We are generally no longer subject to federal, state, or local income tax examinations by taxing authorities before 2011, though we remain subject to examination in Texas for the 2010 tax year.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2014, we had not taken any tax position that exceeds the amount described above.

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

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables at either prevailing market rates or at statutory limits. Subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.6 times per year from cash payments, renewals, and charge-offs of loans. Because our automobile loans have longer maturities and typically are not refinanced prior to maturity, the rate of turnover of the loan portfolio may change as these loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At December 31, 2014, our outstanding debt under our senior revolving credit facility was $341.4 million and interest on borrowings under this facility was approximately 4.5% for the year ended December 31, 2014, including amortization of debt issuance costs and an unused line fee. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at December 31, 2014, an increase of 100 basis points in the LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $854,000 of increased interest expense on an annual basis.

We entered into an interest rate cap to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. The interest rate cap matured unused on March 4, 2014. We are evaluating interest rate management options and intend to enter into an interest rate management transaction or arrangement to replace the matured unused interest rate cap.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REGIONAL MANAGEMENT CORP.

INDEX TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

Fiscal Year Ended December 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Regional Management Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Regional Management Corp. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regional Management Corp. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Raleigh, North Carolina

March 16, 2015

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

(in thousands, except per share amounts)

	2014	2013
Assets
Cash	$4,012	$4,121
Gross finance receivables	663,432	658,176
Less unearned finance charges, insurance premiums, and commissions	(117,240)	(113,492)

Finance receivables	546,192	544,684
Allowance for credit losses	(40,511)	(30,089)

Net finance receivables	505,681	514,595
Property and equipment, net of accumulated depreciation	8,905	7,100
Deferred tax asset, net	1,870	—
Repossessed assets at net realizable value	556	548
Goodwill	716	716
Intangible assets, net	847	1,386
Other assets	7,683	5,422

Total assets	$530,270	$533,888

Liabilities and Stockholders’ Equity
Liabilities:
Senior revolving credit facility	$341,419	$362,750
Accounts payable and accrued expenses	10,528	7,312
Deferred tax liability, net	—	2,653

Total liabilities	351,947	372,715
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized, 12,747,767 and 12,652,197 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,275	1,265
Additional paid-in-capital	85,655	83,317
Retained earnings	91,393	76,591

Total stockholders’ equity	178,323	161,173

Total liabilities and stockholders’ equity	$530,270	$533,888

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except per share amounts)

	2014	2013	2012
Revenue
Interest and fee income	$184,786	$152,343	$119,025
Insurance income, net	10,673	11,470	10,681
Other income	9,260	6,816	5,991

Total revenue	204,719	170,629	135,697

Expenses
Provision for credit losses	69,057	39,192	27,765
General and administrative expenses
Personnel	55,383	39,868	33,492
Occupancy	15,427	11,640	8,655
Marketing	6,330	3,980	2,767
Other	19,636	15,551	10,644
Consulting and advisory fees	—	—	1,451
Interest expense
Senior revolving credit facility and other debt	14,947	14,144	10,580
Mezzanine debt-related parties	—	—	1,030

Total interest expense	14,947	14,144	11,610

Total expenses	180,780	124,375	96,384

Income before income taxes	23,939	46,254	39,313
Income taxes	9,137	17,460	14,561

Net income	$14,802	$28,794	$24,752

Net income per common share:
Basic	$1.17	$2.29	$2.12

Diluted	$1.14	$2.23	$2.07

Weighted-average common shares outstanding:
Basic	12,701,083	12,572,298	11,694,924

Diluted	12,951,441	12,893,693	11,980,748

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014, 2013, and 2012

(in thousands)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total
Balance, December 31, 2011	$934	$28,150	$23,045	$52,129
Sale of common stock	315	46,935	—	47,250
Underwriting discount and offering expense	—	(7,469)	—	(7,469)
Reclassification of temporary equity	—	12,000	—	12,000
Share-based compensation	—	542	—	542
Net income	—	—	24,752	24,752

Balance, December 31, 2012	1,249	80,158	47,797	129,204
Issuance of stock awards	2	867	—	869
Proceeds from exercise of stock options	14	859	—	873
Excess tax benefit from exercise of stock options	—	731	—	731
Share-based compensation	—	702	—	702
Net income	—	—	28,794	28,794

Balance, December 31, 2013	$1,265	$83,317	$76,591	$161,173

Issuance of restricted stock awards	7	—	—	7
Exercise of stock options	5	118	—	123
Excess tax benefit from exercise of stock options	—	161	—	161
Shares withheld related to net share settlement	(2)	(194)	—	(196)
Share-based compensation	—	2,253	—	2,253
Net income	—	—	14,802	14,802

Balance, December 31, 2014	$1,275	$85,655	$91,393	$178,323

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013, and 2012

(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$14,802	$28,794	$24,752
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	69,057	39,192	27,765
Depreciation and amortization	3,790	3,459	2,598
Accretion of discounts on purchased receivables	(85)	(434)	(1,581)
Amortization of share-based compensation	2,312	1,571	542
Fair value adjustment on interest rate caps	—	1	27
Deferred income taxes, net	(4,523)	(3,294)	5,962
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(2,799)	2,977	(1,295)
Increase (decrease) in other liabilities	2,966	324	(1,048)

Net cash provided by operating activities	85,520	72,590	57,722

Cash flows from investing activities:
Net origination of finance receivables	(59,962)	(137,031)	(127,652)
Purchase of property and equipment	(4,442)	(4,152)	(1,996)
Payment for business combination, net of cash	(128)	(575)	(28,388)
Increase in restricted cash	—	(562)	—
Purchase of finance receivables	—	(357)	(975)

Net cash used in investing activities	(64,532)	(142,677)	(159,011)

Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	(21,331)	70,371	86,370
Payments for debt issuance costs	(52)	(1,065)	(598)
Proceeds from exercise of stock options	119	873	—
Excess tax benefits from exercise of stock options	167	731	—
Net proceeds from issuance of common stock	—	—	39,781
Repayment of mezzanine debt	—	—	(25,814)
Decrease in cash overdraft	—	—	(1)

Net cash provided by (used in) financing activities	(21,097)	70,910	99,738

Net change in cash	(109)	823	(1,551)
Cash:
Beginning	4,121	3,298	4,849

Ending	$4,012	$4,121	$3,298

Supplemental Disclosure of Cash Flow Information
Cash payments for interest
Paid to third parties	$14,367	$13,468	$10,281

Paid to related parties	$—	$—	$1,085

Cash payments for income taxes	$15,237	$16,205	$14,273

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans (branch small loans and convenience checks), large loans, automobile loans, retail loans, and related credit insurance. As of December 31, 2014, the Company operated offices in 300 locations in the states of Alabama (49 offices), Georgia (3 offices), New Mexico (13 offices), North Carolina (34 offices), Oklahoma (27 offices), South Carolina (70 offices), Tennessee (21 offices), and Texas (83 offices) under the names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit, and Sun Finance. The Company opened or acquired 36, 43, and 51 net new offices during the years ended December 31, 2014, 2013, and 2012, respectively.

The Company’s loan volume and corresponding finance receivables follow seasonal trends. Demand for the Company’s loans is typically highest during the third and fourth quarter, largely due to customers borrowing money for back-to-school and holiday spending. Loan demand has generally been the lowest during the first quarter, largely due to the timing of income tax refunds. In addition, the Company typically generates higher loan volumes in the second half of the year from direct mail campaigns, which are timed to coincide with seasonal consumer demand. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

Significant accounting policies: The following is a description of significant accounting policies used in preparing the financial statements. The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the consumer finance industry.

Business segments: The Company has one reportable segment, which is the consumer finance segment. The other revenue generating activities of the Company, including insurance operations, are performed in the existing branch network in conjunction with or as a complement to the lending operations.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates through a separate wholly-owned subsidiary in each state.

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

Statement of cash flows: Cash flows from finance receivables and the Company’s senior revolving credit facility are reported on a net basis.

Finance receivables: The Company’s small loan portfolio is comprised of branch small loan receivables and convenience check receivables. Branch small loan receivables are direct loans to customers closed in the branch and are secured by non-essential household goods and, in some instances, an automobile. Convenience checks are direct loans originated by mailing checks to customers based on a pre-screening process that includes a review of the prospective customer’s credit profile provided by national credit reporting bureaus or data aggregators. A recipient of a convenience check is able to enter into a loan by endorsing and depositing the check. Large loan receivables are direct loans to customers and are typically secured by automobiles, other vehicles, and non-essential household goods. Automobile loan receivables consist of direct automobile purchase loans, which are originated at the dealership and closed in one of the Company’s branches, and indirect automobile purchase loans, which are originated and closed at a dealership in the Company’s network without the need for the customer to visit one of the Company’s branches. In each case, these automobile loans are collateralized primarily by used and new automobiles and, in the case of indirect loans, are initiated by and purchased from automobile dealerships, subject to the Company’s credit approval. Retail loan receivables consist principally of retail installment sales contracts collateralized by the purchase of furniture, appliances, and other retail items, and are initiated by and purchased from retailers, subject to the Company’s credit approval.

Credit losses: Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for losses on the finance receivables. In the past, the Company charged credit losses against the allowance when management believed the finance receivable was no longer collectible (discretionary element) or when the account was 365 days contractually delinquent (time-based element). The factors used to determine whether a finance receivable is uncollectible were the age of the account, supervisory review of collection efforts, and other factors such as customers relocating to an area where collection is not practical. In September 2014, the Company changed the time-based element of the charge-off policy from 365 days contractually delinquent to 180 days. In December 2014, the Company eliminated the discretionary element of the charge-off policy, subject to certain exceptions. The Company’s policy for non-titled accounts in a confirmed bankruptcy is to charge them off at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. The updated policy improves consistency and creates better alignment with industry practice. Subsequent recoveries, if any, are credited to the allowance. Loss experience, effective loan life, contractual delinquency of finance receivables by loan type, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

The allowance for credit losses consists of general and specific components. The general component of the allowance estimates credit losses for groups of finance receivables on a collective basis and is based on historic loss rates. The Company’s general component of the allowance for credit losses relates to probable incurred losses of unimpaired finance receivables. The historical loss rate for the most recent six months (branch small loans and convenience checks), ten months (large and retail loans), and twelve months (automobile loans) as a percentage of average finance receivables is used to estimate the general allowance.

The Company adjusts the computed historical loss percentages as described above for qualitative factors based on an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss data. Those qualitative factors include trends in growth in the loan portfolio, delinquency, unemployment, bankruptcy, and other economic trends.

Impaired finance receivables: The specific component of the allowance for credit losses relates to impaired finance receivables. Finance receivables that have been modified by bankruptcy proceedings are considered impaired and are accounted for in the aggregate as troubled debt restructurings. At the time of restructuring, a specific valuation allowance is established for such finance receivables within the allowance for credit losses. The Company computes the estimated impairment on its bankrupt loans by discounting the projected cash flows at the original contract rates on the loan using the terms imposed by the bankruptcy court. This method is applied in the aggregate to each of the Company’s five classes of loans. In making the computations of the present value of cash payments to be received on bankrupt accounts in each product category, the Company used the weighted-average interest rates and weighted-average remaining term based on data as of each balance sheet date.

For customers in a confirmed Chapter 13 bankruptcy plan, the Company reduces the interest rate to that specified in the bankruptcy order and the Company receives payments with respect to the remaining amount of the loan from the bankruptcy trustee. For customers who recently filed for Chapter 13 bankruptcy, the Company generally does not receive any payments until their bankruptcy plan is confirmed by the court. If the customers have made payments to the trustee in advance of plan confirmation, the Company may receive a lump sum payment from the trustee once the plan is confirmed. This lump sum payment represents the Company’s pro-rata share of the amount paid by the customer. If a customer fails to comply with the terms of the bankruptcy order, the Company will petition the trustee to have the customer dismissed from bankruptcy. Upon dismissal, the Company restores the account to the original terms and pursues collection through its normal collection activities.

If a customer files for bankruptcy under Chapter 7 of the bankruptcy code, the bankruptcy court has the authority to cancel the customer’s debt. If a vehicle secures a Chapter 7 bankruptcy account, the customer has the option of buying the vehicle at fair value or reaffirming the loan and continuing to pay the loan.

Prior to the charge-off policy change in September 2014, the specific component of the allowance for credit losses included a full valuation allowance for finance receivables that were contractually delinquent 180 days and over. The charge-offs from the policy change were charged against this allowance as of September 2014.

Delinquency: The Company determines past due status using the contractual terms of the finance receivable. This is one of the primary credit quality indicators used to evaluate the allowance for credit losses for each class of finance receivables.

Repossessed assets: Repossessed collateral is valued at the lower of the receivable balance on the finance receivable prior to repossession or the estimated net realizable value. Management estimates net realizable value at the projected cash value upon liquidation, less costs to sell the related collateral.

Property and equipment: The Company owns certain of its headquarters buildings and leases certain of its headquarters buildings. Office buildings owned are depreciated on the straight-line method for financial reporting purposes over their estimated useful lives of thirty-nine years. Branch offices are leased under non-cancellable leases of one to five years with renewal options. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Furniture and equipment are depreciated on the straight-line method over their estimated useful lives, generally three to five years. Maintenance and repairs are charged to expense as incurred.

Income recognition: Interest income is recognized using the interest method, also known as the constant yield method. Therefore, the Company recognizes revenue from interest at an equal rate over the term of the loan. Unearned finance charges on pre-compute contracts are rebated to customers utilizing statutory methods, which in many cases is the sum-of-the-years’ digits method. The difference between income recognized under the constant yield method and the statutory method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is suspended when no payment has been received for 90 days or more on a contractual basis. The accrual of income is not resumed until one or more full contractual monthly payments are received and the finance receivable is less than 90 days contractually delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed. Payments received on loans in nonaccrual status are first applied to interest, then to any late charges or other fees, with any remaining amount applied to principal.

The Company recognizes income on credit life insurance using the sum-of-the-years’ digits method over the terms of the policies. The Company recognizes income on credit accident and health insurance using the average of the sum-of-the-years’ digits and the straight-line methods over the terms of the policies. The Company recognizes income on credit-related property and automobile insurance and on credit involuntary unemployment insurance using the straight-line method over the terms of the policies. Rebates are computed using statutory methods, which in many cases is the sum-of-the-years-digits method, and any difference between the GAAP method and the statutory method is recognized in income at the time of rebate.

The Company defers fees charged to automobile dealers and recognizes income using the constant yield method for indirect loans and the straight-line method for direct loans over the lives of the respective loans.

Charges for late fees are recognized as income when collected.

Finance receivable origination fees and costs: Non-refundable fees received and direct costs incurred for the origination of finance receivables are deferred and recognized to interest income over their contractual lives using the constant yield method. Unamortized amounts are recognized in income at the time that finance receivables are paid in full.

Share-based compensation: The Company has several share-based compensation plans. The stock option and other equity based awards are recognized at the grant date fair value. Awards classified as liabilities are re-measured at fair value for each reporting period. The costs are recognized on the income statement over the service period for awards expected to vest. All grants are made at 100% of the fair value on the date of the grant. The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate, and expected life, changes to which can materially affect the fair value estimate. In addition, the estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Prior to the initial public offering, there was no published market value for the Company’s stock; therefore, the performance of the common stock of a publicly traded company whose business is comparable to the Company was used to estimate the volatility of the Company’s stock. Beginning in 2014, the Company began using the value of its own stock to estimate volatility for options granted.

Marketing costs: Marketing costs are expensed as incurred.

Income taxes: The Company files federal and various state income tax returns. The Company is generally no longer subject to federal, state, or local income tax examinations by taxing authorities before 2011, with the exception of Texas, which is 2010.

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

Earnings per share: Earnings per share have been computed based on the weighted-average number of common shares outstanding during each reporting period presented. Common shares issuable upon the exercise of share-based compensation, which are computed using the treasury stock method, are included in the computation of diluted earnings per share.

Government regulation: The Company is subject to various state and federal laws and regulations that require certain qualifications, initial and annual licensing, and impose limits on interest rates, other charges, and insurance premiums.

In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other provisions, the bill created the Consumer Financial Protection Bureau (“CFPB”). The CFPB has the authority to promulgate regulations that could affect the Company’s business.

Note 2. Concentrations of Credit Risk

The Company’s portfolio of finance receivables is with customers living in five southeastern states (Alabama, Georgia, North Carolina, South Carolina, and Tennessee) and three southwestern states (Oklahoma, New Mexico, and Texas); consequently, such customers’ ability to honor their installment contracts may be affected by economic conditions in these areas. Additionally, the Company is exposed to a concentration of credit risk inherent in providing consumer finance products to borrowers who cannot obtain traditional bank financing.

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

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Note 3. Finance Receivables, Allowance for Credit Losses, and Credit Quality Information

Finance receivables at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Branch small loans	$128,217	$109,776
Convenience checks	191,316	179,203
Large loans	46,147	43,311
Automobile loans	154,382	181,126
Retail loans	26,130	31,268

Finance receivables	$546,192	$544,684

Changes in the allowance for credit losses for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
Balance at beginning of year	$30,089	$23,616	$19,300
Provision for credit losses	69,057	39,192	27,765
Charge-offs	(58,236)	(33,750)	(24,275)
Charge-offs (180+ policy change)	(2,106)	—	—
Recoveries	1,707	1,031	826

Balance at end of year	$40,511	$30,089	$23,616

During the three months ended December 31, 2013, the Company changed its estimate for the allowance for credit losses based on analysis of the effective lives for all finance receivable portfolios. The methodology for estimating the allowance for credit losses changed from the trailing eight to trailing six month losses on branch small loans and convenience checks, trailing twelve to trailing ten month losses on large loans, and trailing twelve to trailing eleven month losses on retail loans. As a result, the Company decreased the allowance for credit losses by $3,901, which increased net income for the year ended December 31, 2013 by $2,428, or $0.19 diluted earnings per share. The Company recorded an offsetting $3,700 pre-tax increase to the allowance for credit losses for qualitative factors on finance receivable growth and delinquency and loss trends, which decreased net income for the year ended December 31, 2013 by $2,303, or $0.18 diluted earnings per share.

In September 2014, the Company changed the time-based element of the charge-off policy from 365 days contractually delinquent to 180 days. The updated policy improves consistency and creates better alignment with industry practice. The policy change generated a one-time charge-off of $2,106 as of September 2014.

The allowance for credit losses consists of general and specific components. Prior to the charge-off policy change in September 2014, the specific component included a full valuation allowance for finance receivables that were contractually delinquent 180 days or over. The $2,106 in charge-offs from the policy change were charged against this allowance as of September 2014 and, therefore, did not impact the provision for loan losses.

The general component of the allowance estimates credit losses for groups of finance receivables on a collective basis and is based on historic loss rates (adjusted for qualitative factors). The charge-off policy change modifies this historic loss rate and the resulting general reserve. In addition, the Company converted bankrupt accounts with confirmed plans from the bankruptcy court from delinquent to current status. The bankrupt accounts continue to be accounted for as troubled debt restructurings and considered impaired finance receivables. As a net result of these changes, the Company increased the provision for credit losses by $318 during the three months ended September 30, 2014, which decreased net income for the year ended December 31, 2014 by $199, or $0.02 diluted earnings per share.

The following is a reconciliation of the allowance for credit losses by product for the years ended December 31, 2014, 2013, and 2012:

	Balance January 1, 2014	Provision	Charge- offs	Charge-offs (180+ Policy Change)	Recoveries	Balance December 31, 2014	Finance Receivables December 31, 2014	Allowance as Percentage of Finance Receivable December 31, 2014
Branch small loans	$5,166	$13,760	$(11,915)	$(505)	$454	$6,960	$128,217	5.4%
Convenience checks	10,204	36,995	(28,782)	(627)	530	18,320	191,316	9.6%
Large loans	2,233	1,985	(2,334)	(203)	299	1,980	46,147	4.3%
Automobile loans	10,827	14,259	(12,939)	(688)	317	11,776	154,382	7.6%
Retail loans	1,659	2,058	(2,266)	(83)	107	1,475	26,130	5.6%

Total	$30,089	$69,057	$(58,236)	$(2,106)	$1,707	$40,511	$546,192	7.4%

The Company disaggregated “small loans” into “branch small loans” and “convenience checks” during the three months ended December 31, 2014 due to a change in the risk characteristics of the convenience check portfolio in that period.

	Balance January 1, 2013	Provision	Charge- offs	Recoveries	Balance December 31, 2013	Finance Receivables December 31, 2013	Allowance as Percentage of Finance Receivable December 31, 2013
Small loans	$11,369	$22,620	$(19,108)	$489	$15,370	$288,979	5.3%
Large loans	2,753	1,788	(2,630)	322	2,233	43,311	5.2%
Automobile loans	8,424	12,094	(9,875)	184	10,827	181,126	6.0%
Retail loans	1,070	2,690	(2,137)	36	1,659	31,268	5.3%

Total	$23,616	$39,192	$(33,750)	$1,031	$30,089	$544,684	5.5%

	Balance January 1, 2012	Provision	Charge- offs	Recoveries	Balance December 31, 2012	Finance Receivables December 31, 2012	Allowance as Percentage of Finance Receivable December 31, 2012
Small loans	$8,838	$15,225	$(13,125)	$431	$11,369	$188,562	6.0%
Large loans	2,448	3,288	(3,252)	269	2,753	52,001	5.3%
Automobile loans	7,618	7,888	(7,202)	120	8,424	168,604	5.0%
Retail loans	396	1,364	(696)	6	1,070	30,307	3.5%

Total	$19,300	$27,765	$(24,275)	$826	$23,616	$439,474	5.4%

Finance receivables associated with customers in bankruptcy as a percentage of total finance receivables were 1.1% and 1.3% for the years ended December 31, 2014 and 2013, respectively. The following is a summary of the finance receivables associated with customers in bankruptcy as of December 31, 2014 and 2013:

	2014	2013
Branch small loans	$582	$714
Convenience checks	544	784
Large loans	1,260	1,677
Automobile loans	3,698	3,706
Retail loans	119	143

Total	$6,203	$7,024

The contractual delinquency of the finance receivable portfolio by component at December 31, 2014 and 2013 was:

	December 31, 2014
	Branch Small		Convenience Check		Large		Automobile		Retail		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Current	$104,003	81.1%	$154,833	80.9%	$36,658	79.4%	$105,424	68.3%	$21,424	82.0%	$422,342	77.4%
1 to 29 days delinquent	13,967	10.9%	19,318	10.1%	7,383	16.0%	38,656	25.0%	3,390	13.0%	82,714	15.1%

Delinquent accounts
30 to 59 days	3,647	2.8%	5,134	2.7%	1,036	2.3%	5,651	3.7%	483	1.8%	15,951	2.9%
60 to 89 days	2,275	1.8%	4,442	2.3%	483	1.0%	2,114	1.4%	310	1.2%	9,624	1.8%
90 to 119 days	1,857	1.4%	3,312	1.8%	263	0.6%	1,266	0.8%	201	0.8%	6,899	1.2%
120 to 149 days	1,478	1.2%	2,343	1.2%	204	0.4%	758	0.5%	205	0.8%	4,988	0.9%
150 to 179 days	990	0.8%	1,934	1.0%	120	0.3%	513	0.3%	117	0.4%	3,674	0.7%
180 days and over	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total delinquency	$10,247	8.0%	$17,165	9.0%	$2,106	4.6%	$10,302	6.7%	$1,316	5.0%	$41,136	7.5%

Total finance receivables	$128,217	100.0%	$191,316	100.0%	$46,147	100.0%	$154,382	100.0%	$26,130	100.0%	$546,192	100.0%

Finance receivables in nonaccrual status	$4,325	3.4%	$7,589	4.0%	$587	1.3%	$2,537	1.6%	$523	2.0%	$15,561	2.8%

	December 31, 2013
	Branch Small		Convenience Check		Large		Automobile		Retail		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Current	$84,196	76.7%	$143,720	80.2%	$32,513	75.1%	$122,313	67.5%	$24,829	79.4%	$407,571	74.9%
1 to 29 days delinquent	15,369	14.0%	20,056	11.2%	7,788	18.0%	45,841	25.3%	4,249	13.6%	93,303	17.1%

Delinquent accounts
30 to 59 days	3,515	3.2%	4,515	2.5%	1,220	2.8%	7,089	4.0%	749	2.4%	17,088	3.1%
60 to 89 days	2,268	2.1%	3,332	1.9%	530	1.2%	2,721	1.5%	416	1.3%	9,267	1.7%
90 to 119 days	1,755	1.5%	3,172	1.7%	364	0.8%	1,195	0.6%	357	1.2%	6,843	1.3%
120 to 149 days	1,275	1.2%	2,490	1.4%	245	0.6%	807	0.4%	291	0.9%	5,108	0.9%
150 to 179 days	984	0.9%	1,425	0.8%	259	0.6%	525	0.3%	216	0.7%	3,409	0.6%
180 days and over	414	0.4%	493	0.3%	392	0.9%	635	0.4%	161	0.5%	2,095	0.4%

Total delinquency	$10,211	9.3%	$15,427	8.6%	$3,010	6.9%	$12,972	7.2%	$2,190	7.0%	$43,810	8.0%

Total finance receivables	$109,776	100.0%	$179,203	100.0%	$43,311	100.0%	$181,126	100.0%	$31,268	100.0%	$544,684	100.0%

Finance receivables in nonaccrual status	$4,428	4.0%	$7,580	4.2%	$1,260	2.9%	$3,162	1.7%	$1,025	3.3%	$17,455	3.2%

Following is a summary of finance receivables evaluated for impairment at December 31, 2014 and 2013:

	December 31, 2014
	Branch Small	Convenience Check	Large	Automobile	Retail	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$—	$—	$—	$—	$—	$—
Customers in Chapter 13 bankruptcy	582	544	1,260	3,698	119	6,203

Total impaired accounts specifically evaluated	$582	$544	$1,260	$3,698	$119	$6,203
Finance receivables evaluated collectively	127,635	190,772	44,887	150,684	26,011	539,989

Finance receivables outstanding	$128,217	$191,316	$46,147	$154,382	$26,130	$546,192

Accounts in bankruptcy in nonaccrual status	$140	$159	$133	$559	$16	$1,007

Amount of the specific reserve for impaired accounts	$143	$165	$309	$981	$18	$1,616

Average impaired accounts	$1,097	$1,266	$1,616	$4,134	$235	$8,348

Amount of the general component of the allowance	$6,817	$18,155	$1,671	$10,795	$1,457	$38,895

	December 31, 2013
	Branch Small	Convenience Check	Large	Automobile	Retail	Total
Accounts 180 or more days past due, excluding accounts of customers in bankruptcy	$379	$467	$173	$398	$146	$1,563
Customers in Chapter 13 bankruptcy	714	784	1,677	3,706	143	7,024

Total impaired accounts specifically evaluated	$1,093	$1,251	$1,850	$4,104	$289	$8,587
Finance receivables evaluated collectively	108,683	177,952	41,461	177,022	30,979	536,097

Finance receivables outstanding	$109,776	$179,203	$43,311	$181,126	$31,268	$544,684

Accounts in bankruptcy in nonaccrual status	$308	$359	$426	$804	$58	$1,955

Amount of the specific reserve for impaired accounts	$574	$672	$756	$1,565	$180	$3,747

Average impaired accounts	$994	$1,085	$1,935	$3,831	$273	$8,118

Amount of the general component of the allowance	$4,592	$9,532	$1,477	$9,262	$1,479	$26,342

It is not practical to compute the amount of interest earned on impaired loans.

Note 4. Property and Equipment

At December 31, 2014 and 2013, property and equipment consisted of the following:

	2014	2013
Land and building	$922	$847
Furniture, fixtures, and equipment	16,942	15,163
Leasehold improvements	3,212	2,410

	21,076	18,420
Less accumulated depreciation	12,171	11,320

	$8,905	$7,100

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 totaled $2,620, $2,174, and $1,492, respectively.

Note 5. Leases

Future minimum rent commitments under non-cancellable operating leases in effect as of December 31, 2014 are as follows:

Year Ending December 31,	Amount
2015	$5,065
2016	3,702
2017	2,093
2018	1,048
2019	479
Thereafter	54

$12,441

Leases generally contain options to extend for periods from 1 to 10 years; the cost of such extensions is not included above. Rent expense for the years ended December 31, 2014, 2013, and 2012 equaled $5,153, $4,339, and $3,539, respectively. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance on properties that it leases.

Note 6. Goodwill

The following summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2014 and 2013:

	2014	2013
Balance at beginning of year:
Goodwill	$716	$363
Accumulated goodwill impairment losses	—	—

Goodwill acquired during the year	—	353
Impairment losses	—	—

Balance at end of year:
Goodwill	716	716
Accumulated goodwill impairment losses	—	—

	$716	$716

The Company performed an annual impairment test during the fourth quarter of fiscal 2014 and 2013 and determined that none of the recorded goodwill was impaired.

Note 7. Intangibles

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer list	$2,516	$1,669	$2,589	$1,203

Intangible amortization expense for the years ended December 31, 2014, 2013, and 2012 totaled $573, $676, and $779, respectively.

The following table sets forth the future amortization of intangible assets:

Year Ending December 31,	Amount
2015	$374
2016	264
2017	164
2018	45

$847

Note 8. Other Assets

Other assets include the following at December 31, 2014 and 2013:

	2014	2013
Restricted cash	$1,900	$1,900
Prepaid expenses	1,896	1,478
Income tax receivable	1,611	—
Debt issuance costs, net of accumulated amortization	599	1,127
Credit insurance receivable	873	688
Other	804	229

	$7,683	$5,422

Note 9. Debt

Following is a summary of the Company’s debt as of December 31, 2014 and 2013:

	2014	2013
Senior revolving credit facility	$341,419	$362,750
Secured line of credit	—	—

	$341,419	$362,750

Unused amount of senior revolving credit facility, subject to borrowing base	$158,581	$137,250

The Company’s senior revolving credit facility contains restrictive covenants. At December 31, 2014, the Company was in compliance with all debt covenants. In May 2013, the senior revolving credit facility was amended to increase the senior secured maximum available borrowings from $325,000 to $500,000. The accordion feature that allows for expansion was also increased from $75,000 to $100,000. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. Alternatively, the Company may pay interest at a rate based on the prime rate plus a margin of 2.00%. The Company also pays an unused line fee of 50 basis points per annum, which declines to 37.5 basis points at certain usage levels. The current agreement is set to expire in May 2016. Advances on this agreement are at 85% of eligible finance receivables and are subject to adjustment at certain credit quality levels (80% as of December 31, 2014). The senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of substantially all of its subsidiaries.

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

The Company had a $1,500 line of credit, which was secured by a mortgage on the Company’s headquarters, with a commercial bank to facilitate its cash management program. The interest rate was prime plus 0.25% with a minimum of 5.00%, and interest was payable monthly. The line of credit matured on January 18, 2015 and was replaced by a $3.0 million overdraft provision.

The one-month LIBOR was 0.25% at December 31, 2014 and 2013, although under the senior revolving credit facility the minimum LIBOR rate is 1.0%. The prime rate was 3.25% at December 31, 2014 and 2013.

Following is a summary of principal payments required on outstanding debt during each of the next five years:

Year Ending December 31,	Amount
2015	$—
2016	341,419
2017	—
2018	—
2019	—

Total	$341,419

Note 10. Interest Rate Cap

The Company had an interest rate cap with a notional amount of $150,000 and a strike rate of 6.0% that expired unused on March 4, 2014. There was no change in the value of the interest rate cap during 2014. The following is a summary of changes in the rate cap for 2013:

2013
Balance at end of prior year	$1
Purchases	—
Fair value adjustment included as an (increase) in interest expense	(1)

Balance sheet at December 31, 2013, included in other assets	$—

Note 11. Disclosure About Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Finance receivables: Finance receivables are originated at prevailing market rates. The Company’s finance receivable portfolio turns approximately 1.6 times per year. The portfolio turnover is calculated by dividing cash payments and renewals by the average finance receivables. Management believes that the carrying value approximates the fair value of its finance receivable portfolio.

Repossessed assets: Repossessed assets are valued at the lower of the receivable balance on the finance receivable prior to repossession or the estimated net realizable value. The Company estimates net realizable value at the projected cash value upon liquidation, less costs to sell the related collateral.

Debt: The Company refinanced its senior revolving credit facility in January 2012, and further amended the senior revolving credit facility in July 2012, March 2013, May 2013, and November 2013. As a result of the refinancing, the Company believes that the fair value of this variable rate debt approximates its carrying value at December 31, 2014. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$4,012	$4,012	$4,121	$4,121
Restricted cash	1,900	1,900	1,900	1,900
Level 3 inputs
Net finance receivables	505,681	505,681	514,595	514,595
Repossessed assets	556	556	548	548
Liabilities
Level 3 inputs
Senior revolving credit facility	341,419	341,419	362,750	362,750

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

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the balance sheet by level within the hierarchy as of December 31, 2014 and 2013 for which a nonrecurring change in fair value has been recorded during the years ended December 31, 2014 and 2013:

	Repossessed Assets
December 31,	Total	Level 1	Level 2	Level 3	Total Losses
2014	$556	$—	$—	$556	$566
2013	$548	$—	$—	$548	$492

Note 12. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by individual states in which it operates.

Income tax expense was $9,137, $17,460, and $14,561 for the years ended December 31, 2014, 2013, and 2012, respectively, which differed from the amount computed by applying the federal income tax rate of 35% for the years ended December 31, 2014, 2013, and 2012 to total income before income taxes as a result of the following:

	2014	2013	2012
Federal tax expense at statutory rate	$8,379	$16,189	$13,760
Increase (reduction) in income taxes resulting from:
Small insurance company income exclusion	—	—	(451)
State tax, net of federal benefit	603	1,112	1,026
Other	155	159	226

	$9,137	$17,460	$14,561

Income tax expense attributable to total income before income taxes consists of the following for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Current:
Federal	$11,827	$18,297	$7,467
State and local	1,859	2,457	1,132

	13,686	20,754	8,599

Deferred:
Federal	(3,958)	(2,549)	5,516
State and local	(591)	(745)	446

	(4,549)	(3,294)	5,962

Total	$9,137	$17,460	$14,561

Net deferred tax assets and liabilities consist of the following as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Allowance for credit losses	$15,620	$10,769
Unearned insurance commissions	1,490	1,461
Deferred loan fees	134	3,601
Share-based compensation	1,694	988
Amortization of intangible assets	609	501
State net operating loss carryforward	69	—
Accrued expenses	828	694
Other	189	12

Gross deferred tax assets	20,633	18,026

Deferred tax liabilities:
Fair market value adjustment of finance receivables	14,403	16,753
Deferred loan costs	2,283	2,226
Tax over book depreciation	1,403	1,182
Prepaid expenses	518	510
Other	156	8

Gross deferred tax liabilities	18,763	20,679

Net deferred tax asset (liability)	$1,870	$(2,653)

The Company’s determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. At December 31, 2014, positive evidence supporting the realization of the deferred tax assets includes generation of taxable income for the two prior tax years and reversal of taxable temporary differences. At December 31, 2014, the Company has not identified significant negative evidence related to the realization of its deferred tax assets. At both December 31, 2014, and December 31, 2013, the Company is in a three-year cumulative pre-tax book income position. As noted below, the Company has certain state net operating loss carryforwards at December 31, 2014, and the Company expects to fully utilize these deferred tax assets within the state carryforward periods based on available evidence existing as of the balance sheet date.

As of December 31, 2014 and 2013, the Company has state net operating loss carryforwards of approximately $2.5 million and $0, respectively, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2029 and 2034.

At December 31, 2014, the Company did not have any material uncertain tax positions.

Note 13. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013, and 2012:

	2014
	Net Income	Shares	Per Share
Basic earnings per share
Income available to common stockholders	$14,802	12,701,083	$1.17
Effect of dilutive securities
Options to purchase common stock	—	250,358	—

Diluted earnings per share
Income available to common stockholders plus assumed exercise of options to purchase common stock	$14,802	12,951,441	$1.14

Options to purchase 478,131 shares of common stock between $15.00 and $33.93 per share were outstanding during the year ended December 31, 2014, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

Note 14. Related Party Transactions

Prior to the initial public offering in March 2012, the Company was majority owned by two sponsors and its former founding stockholders. The Company had consulting agreements with three of its individual owners that ended after the closing of the Company’s initial public offering in April 2012. Following is a summary of transactions during the years ended December 31, 2012 with the sponsors and the individual owners who retain an interest in the Company.

	Individual Owners	Sponsors
2012:
Interest paid on mezzanine debt	$195	$812
Financing fees	3	12
Consulting/Advisory fees expense	563	888

Note 15. Employee Benefit Plans

Retirement savings plan: The Company has a defined contribution employee benefit plan (401(k) plan) covering full-time employees who have at least one year of service. The Company made a matching contribution equal to 100 percent of the first three percent of an employee’s gross income and 50 percent of the next two percent of gross income in 2014, 2013, and 2012. For the years ended December 31, 2014, 2013, and 2012, the Company recorded expense for the Company’s match of $451, $416, and $367, respectively.

Health insurance plan: The Company has a fully insured health insurance plan where the per-employee cost is fixed for the plan year. Employees pay a portion of the cost and the Company pays the balance. The Company’s expense for the years ended December 31, 2014, 2013, and 2012 was $3,938, $2,724, and $1,907, respectively.

Annual incentive plan: The Company maintains an annual incentive plan for executive officers and other management team members. The plan establishes 5 performance metrics with specific weighting factors. Amounts charged to operating expense under the annual incentive plan were $820, $597, and $545 for the years ended December 31, 2014, 2013, and 2012, respectively. These annual incentive plan payments are subject to approval by the compensation committee.

Employment agreements: The Company has employment contracts or letter agreements with certain members of senior management. These contracts and agreements stipulate the payment of salary, bonus, perquisites, and share-based compensation to the affected individuals.

In October 2014, the Company accepted the resignation of the Company’s Chief Executive Officer (“executive”). The resignation was treated as a termination without cause pursuant to the executive’s Employment Agreement, dated March 18, 2013. The Company entered into a Separation Agreement with the executive, dated December 11, 2014. The Employment Agreement and the Separation Agreement are attached as Exhibits 10.1 to the Current Reports on Form 8-K, filed with the SEC on March 21, 2013 and December 17, 2014, respectively. The expense related to the Separation Agreement was $1,153 for the three months ended December 31, 2014, which is included in personnel expense on the consolidated income statement.

Note 16. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Stock Plan”) and the 2011 Stock Incentive Plan (the “2011 Stock Plan”). Under these plans, 1,987,412 shares of authorized common stock were reserved for issuance pursuant to grants approved by the Company’s Board of Directors (the “Board”). All grants are made at 100% of the fair value at the date of grant. As of December 31, 2014, there were 296,483 and 447,790 shares available for grant under the 2011 Stock Plan and 2007 Stock Plan, respectively. The 2007 Stock Plan is frozen with respect to future awards.

For the years ended December 31, 2014, 2013, and 2012, the Company recorded share-based compensation expense in the amount of $2,312, $1,572, and $542, respectively. As of December 31, 2014, unrecognized share-based compensation expense to be recognized over future periods approximated $3,418. This amount will be recognized as expense over a weighted-average period of 2.4 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. The total income tax benefit recognized in the income statement for the share-based compensation arrangements was $891, $258, and $211 for the years ended December 31, 2014, 2013, and 2012, respectively. All share-based compensation is classified as equity except where otherwise noted.

Long-term incentive plan (“LTIP”): In October 2014, following consultation with its independent compensations consultants, the Compensation Committee of the Board approved certain compensation arrangements for certain of its employees. These arrangements, which were made pursuant to the terms of the 2011 Stock Plan, include the grant of nonqualified stock options, performance-contingent restricted stock units (“RSU”), and cash-settled performance shares (“PS”). The 2014 grants cliff vest on December 31, 2016 (subject to continued employment or as otherwise provided in the agreements). The actual value of the RSU and PS that may be earned can range from 0% to 150% of target based on the achievement of EBITDA (RSU) and EPS (PS) performance targets over a period of January 1, 2014 through December 31, 2016 for the 2014 grants.

The Company had not acted to provide certain executives an LTIP for 2013. For that reason, in October 2014, the Company granted restricted stock awards that cliff vest at the end of the service period in February 2017 (subject to continued employment or as otherwise provided in the agreement).

Board compensation plan: In October 2013, the Board revised its standard compensation arrangement for its non-employee directors. Effective for annual service years beginning in 2014, the Company will award its non-employee directors a cash retainer and shares of restricted common stock. The restricted stock awards will occur five days following the Company’s annual meeting of stockholders and will be fully vested upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company. Also, due to the fact that the Company had not yet acted to award its non-employee directors equity compensation for annual service commencing in 2013, the Company awarded each of its non-employee directors 4,484 shares of its common stock, effective October 2013. For the purpose of satisfying income tax obligations, each director was entitled, at his election, to forego up to 40% of the 4,484 shares subject to his award in order to receive a cash payment equivalent to the value of the foregone shares. The awards, which were made pursuant to the terms of the 2011 Stock Plan, were fully vested at the time of the grant and the Company incurred $1,200 of incremental director compensation expense for 2013.

Stock options: Options granted under the 2007 Stock Plan vest 20% at the date of grant and 20% on the anniversary date of the grant each year thereafter for four years. Options granted under the 2011 Stock Plan prior to the LTIP grant in 2014 vest at 20% on the anniversary date of the grant each year for five years. In addition, all stock options vest and become exercisable in full under certain circumstances following the occurrence of a Change of Control (as defined in the option award agreements). Participants who are awarded options must exercise their options within a maximum of ten years of the grant date.

The fair value of option grants are estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
Expected volatility	42.68%	47.74%	48.49%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	6.21	10.00	10.00
Risk-free rate	1.94%	2.03%	2.20%

Expected volatility is based on the Company’s historical stock price volatility beginning in 2014. Prior years were based on the historic volatility of a publicly traded company in the same industry. The expected term is calculated by using the simplified method due to insufficient historical data. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the year ended December 31, 2014 (shares in thousands):

	Number of Shares	Weighted- Average Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	866	$10.70
Granted	155	17.76
Exercised	(46)	5.88
Forfeited	(72)	16.90
Expired	(7)	15.00

Options outstanding at December 31, 2014	896	$11.63	4.5	$4,520

Options exercisable at December 31, 2014	621	$8.81	2.8	$4,465

Available for grant at December 31, 2014	744

The following table provides additional stock option information.

	Year Ended December 31,
	2014	2013	2012
Weighted-average grant date fair value per award	$7.83	$12.09	$9.07
Intrinsic value of options exercised	$584	$2,448	$—
Fair value of stock options that vested	$1,484	$517	$245

Restricted stock units: Compensation expense for restricted stock units is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes restricted stock unit activity during the year ended December 31, 2014 (shares in thousands):

	2014
	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, beginning of the year	—	$—
Granted	57	17.76
Vested	—	—
Forfeited	(22)	17.76

Non-vested shares, end of the year	35	$17.76

Cash-settled performance shares: Cash-settled performance shares will be settled in cash at the end of the performance measurement period and are classified as a liability. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes cash settled performance share activity during the year ended December 31, 2014 (shares in thousands):

	2014
	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares, beginning of the year	—	$—
Granted	1,016	1.00
Vested	—	—
Forfeited	(387)	1.00

Non-vested shares, end of the year	629	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the year ended December 31, 2014 (shares in thousands):

	2014
	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares, beginning of the year	—	$—
Granted	73	16.23
Vested	(13)	17.76
Forfeited	—	—

Non-vested shares, end of the year	60	$15.91

The following table provides additional restricted stock information.

	Year Ended December 31,
	2014	2013	2012
Weighted-average grant date fair value per award	$16.23	$33.74	$—
Fair value of restricted stock that vested	$224	$870	$—

Note 17. Commitments and Contingencies

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors, executive officers, and shareholders (collectively, the “Defendants”). The complaint alleged violations of the Securities Act of 1933 (“1933 Act Claims”) and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s common stock in the September 2013 and December 2013 secondary public offerings. On August 25, 2014, Waterford Township Police & Fire Retirement System and City of Roseville Employees’ Retirement System were appointed as lead plaintiffs (collectively, the “Plaintiffs”). An amended complaint was filed on November 24, 2014. In addition to the 1933 Act Claims, the amended complaint also added claims for violations of the Securities Exchange Act of 1934 (“1934 Act Claims”) seeking unspecified compensatory damages on behalf of a purported class of purchasers of the Company’s common stock between May 2, 2013 and October 30, 2014, inclusive. On January 26, 2015, the Defendants filed motions to dismiss the amended complaint in its entirety. In response, the Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, the Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act Claims and seeks unspecified compensatory damages. The Defendants’ motion to dismiss is due on or about April 28, 2015. The Company believes that the claims against it are without merit and intends to defend against the litigation vigorously.

The Company’s primary insurance carrier during the applicable time period has (i) denied coverage for the 1933 Act Claims and (ii) acknowledged coverage of the Company and other insureds for the 1934 Act Claims under a reservation of rights and subject to the terms and conditions of the applicable insurance policy. The parties are in the process of negotiating an allocation between denied and acknowledged claims.

In the normal course of business, the Company has been named as a defendant in legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities. Some of the actual or threatened legal actions include claims for compensatory and punitive damages or claims for indeterminate amounts of damages. While the Company will continue to identify legal actions where the Company believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that the Company has not yet been notified of or are not yet determined to be probable or reasonably possible and reasonable to estimate.

The Company contests liability and the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability has been incurred and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to net income. As of December 31, 2014, the Company has accrued $497 for these matters. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of loss. In addition, even where a loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

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

For certain other legal actions, the Company can estimate reasonably possible losses, additional losses, ranges of loss, or ranges of additional loss in excess of amounts accrued, but the Company does not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on the consolidated financial statements.

The Company expenses legal costs as they are incurred.

Note 18. Credit Insurance Products

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

Reinsurance is accounted for over the period of the underlying reinsured policies using assumptions consistent with the policy terms. Following are total net premiums written and reinsured and total earned premiums for the years ended December 31, 2014, 2013, and 2012:

Year Ending December 31,	Net Written Premiums	Earned Premiums
2014	$17,831	$17,385
2013	17,260	16,057
2012	15,718	14,473

RMC Reinsurance, Ltd. is required to maintain cash reserves for a letter of credit against life insurance policies ceded to it, as determined by the ceding company. In April 2013, the letter of credit was increased to $1,900 in favor of the ceding company. The letter of credit is secured by a cash deposit of $1,900. The cash securing the letter of credit is presented as restricted cash in the other asset category in the accompanying balance sheets, which totaled $1,900 and $1,900 at December 31, 2014 and 2013, respectively.

The Company has a collateral protection collision insurance (“CPI”) program. CPI is added to a loan when a customer fails to provide the Company with proof of collision insurance on an automobile securing a loan. The CPI program is administered by an independent third party, which tracks insurance lapses and cancellations and issues a policy when the customer does not provide proof of insurance. The insurance is added to the loan and increases the customers’ monthly loan payment. The third party and its insurance partner retain a percentage of the premium and pay all claims. The Company earns a commission for policies issued prior to July 1, 2014. Income is recognized on the constant yield method over the life of the insurance policy, which is generally one year. The Company does not earn a commission on policies issued on and after July 1, 2014.

The Company offers a self-insured Guaranteed Auto Protection (“GAP”) coverage to customers in North Carolina and Alabama. A GAP program is a contractual arrangement whereby the Company forgives the remaining balance of the insured customer’s automobile purchase loan if the automobile is determined to be a total loss by the primary insurance carrier and insurance proceeds are not sufficient to pay off the customer’s loan. The Company recognized $185, $242, and $251 of net GAP revenue for the years ended December 31, 2014, 2013, and 2012, respectively. This revenue is recognized over the life of the loan. Losses are recognized in the period in which they occur.

Note 19. Business Combination

The following table sets forth the business combination activity for the year ended December 31, 2014 and 2013:

	2014	2013
Branches purchased	1	2
Branches merged into existing offices	—	—

Net new offices	1	2

Tangible assets:
Net finance receivables	$96	$211
Property and equipment	—	11
Other	—	—
Intangible assets:
Customer list	32	—
Goodwill	—	353

Total purchase price	$128	$575

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

On August 18, 2014, the Company purchased the assets of one branch in a business combination with a consumer loan company in the state of Texas for a cash purchase price of $128. The Company offered employment to the existing employees of the location. This acquisition was completed to expand the Company’s operations in the state of Texas. On April 5, 2013, the Company purchased the assets of two branches in a business combination with a consumer loan company in the state of Georgia for a cash purchase price of $575. The Company offered employment to the existing employees of such locations. This acquisition was completed to expand the Company’s operations in the state of Georgia.

The results of all business combinations have been included in the Company’s Consolidated Financial Statements since the respective acquisition dates. The pro forma impact of these purchases as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

Note 20: Quarterly Information (unaudited)

The following tables summarize the Company’s quarterly financial information for each of the four quarters of 2014 and 2013:

	2014
	First	Second	Third	Fourth
Total revenue	$49,581	$47,437	$53,909	$53,792
Provision for credit losses	16,945	13,620	22,542	15,950
General and administrative expenses	19,898	23,198	25,284	28,396
Interest expense	3,763	3,556	3,848	3,780
Income tax	3,365	2,649	838	2,285
Net income	$5,610	$4,414	$1,397	$3,381
Net income per common share:
Basic	$0.44	$0.35	$0.11	$0.27
Diluted	$0.43	$0.34	$0.11	$0.26

	2013
	First	Second	Third	Fourth
Total revenue	$38,600	$39,182	$44,305	$48,542
Provision for credit losses	8,071	8,405	11,078	11,638
General and administrative expenses	16,686	17,339	17,534	19,480
Interest expense	3,081	3,241	3,913	3,909
Income tax	3,998	3,793	4,539	5,130
Net income	$6,764	$6,404	$7,241	$8,385
Net income per common share:
Basic	$0.54	$0.51	$0.58	$0.66
Diluted	$0.53	$0.50	$0.56	$0.65

Note 21: Subsequent Events

In January 2015, the Company entered into an Employment Agreement with its Chief Executive Officer. The Employment Agreement is attached as Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 14, 2015. Pursuant to the Employment Agreement, the Company granted the executive common stock and recognized $1.5 million of expense in the first quarter of 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for the preparation, integrity, accuracy, and fair presentation of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and include amounts based on judgments and estimates by management.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s chief executive officer and chief financial officer, as of December 31, 2014. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, McGladrey LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in Internal Control

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of fiscal 2014, our management identified a material weakness in our internal control over financial reporting, which was reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. Specifically, management concluded that we did not design and maintain effective controls over the credit risk associated with the origination of direct mail loans, resulting in a reasonable possibility that a material misstatement of our allowance for credit losses would not be prevented or detected on a timely basis. Controls were not effectively designed to apply sufficient scrutiny to the credit quality criteria used to identify direct mail recipients and to audit the resulting recipient list. This material weakness did not result in any adjustments to our prior-period interim or annual consolidated financial statements.

In response to the material weakness described above, management developed and implemented the following remediation measures to address the material weakness and to enhance the Company’s internal control over financial reporting. The following actions, which the Company believes have remediated the deficiencies in internal control over financial reporting related to the administration of our direct mail loan originations, were completed prior to December 31, 2014 and were tested and effective as of December 31, 2014:

•	Established a Credit Committee to oversee direct mail campaign underwriting and origination processes;

•	Implemented additional policies and internal control procedures related to the audit of direct mail campaigns;

•	Enhanced communication between the Company’s credit risk and accounting functions regarding changes in underwriting criteria for all loan products; and

•	Improved upon early-stage delinquency reporting and communication to management and the accounting function.

As a result of the completed remediation efforts noted above, there were improvements in internal control over financial reporting during the fourth quarter of fiscal 2014 materially affecting, or reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has identified and has implemented the necessary corrections to its internal control structure to fully remediate the material weakness described above and has certified in this Annual Report on Form 10-K that the Company maintained effective internal control over financial reporting as of December 31, 2014. Other than as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Proposal One: Election of Directors,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Compensation and Other Information Concerning Our Executive Officers and Directors” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.

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

The information required under this item is incorporated herein by reference to the information presented under the headings “Corporate Governance Matters” and “Compensation and Other Information Concerning Our Executive Officers and Directors” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to the information presented under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Compensation and Other Information Concerning Our Executive Officers and Directors” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance Matters” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the information presented under the heading “Proposal Two: Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2014 and December 31, 2013

(iii)	Consolidated Statements of Income for the Years Ended December 31, 2014, December 31, 2013, and December 31, 2012

(iv)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, December 31, 2013, and December 31, 2012

(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, December 31, 2013, and December 31, 2012

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(b)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(c)	Separate Financial Statements and Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Management Corp.

Date: March 16, 2015	/s/ Michael R. Dunn
By: Michael R. Dunn
Its: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael R. Dunn and Donald E. Thomas, and each of them, jointly and severally, as true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2015.

/s/ Michael R. Dunn	Name:	Michael R. Dunn
	Title:	Chief Executive Officer and Director (principal executive officer)

/s/ Donald E. Thomas	Name:	Donald E. Thomas
	Title:	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Alvaro G. de Molina	Name:	Alvaro G. de Molina
	Title:	Chairman of the Board of Directors

/s/ Roel C. Campos	Name:	Roel C. Campos
	Title:	Director

/s/ Steven J. Freiberg	Name:	Steven J. Freiberg
	Title:	Director

/s/ Richard A. Godley	Name:	Richard A. Godley
	Title:	Director

/s/ Carlos Palomares	Name:	Carlos Palomares
	Title:	Director

/s/ C. Glynn Quattlebaum	Name:	C. Glynn Quattlebaum
	Title:	Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Regional Management Corp.		8-K	001-35477	3.1	4/2/2012

3.2	Amended and Restated Bylaws of Regional Management Corp.		8-K	001-35477	3.2	4/2/2012

10.1	Amended and Restated Shareholders Agreement, dated as of March 27, 2012, among Regional Management Corp., Parallel 2005 Equity Fund, LP, Palladium Equity Partners III, L.P., and the other stockholders party thereto		8-K	001-35477	10.1	4/2/2012

10.2.1	Fourth Amended and Restated Loan and Security Agreement, dated as of January 18, 2012, among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, and Regional Finance Corporation of Tennessee, as borrowers		S-1/A	333-174245	10.2	3/2/2012

10.2.2	Extension, Joinder and First Amendment to Fourth Amended and Restated Loan and Security Agreement, dated as of July 31, 2012, among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, and Regional Finance Company of Missouri, LLC, as borrowers		8-K	001-35477	10.1	8/1/2012

10.2.3	Joinder and Second Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated as of March 29, 2013, by and among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, Regional Finance Company of Missouri, LLC, Regional Finance Company of Georgia, LLC, RMC Financial Services of Florida, LLC, Regional Finance Company of Louisiana, LLC, and Regional Finance Company of Mississippi, LLC, as borrowers.	8-K	001-35477	10.1	4/4/2013

10.2.4	Joinder, Extension and Third Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated as of May 13, 2013, by and among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, Regional Finance Company of Missouri, LLC, Regional Finance Company of Georgia, LLC, RMC Financial Services of Florida, LLC, Regional Finance Company of Louisiana, LLC, Regional Finance Company of Mississippi, LLC, Regional Finance Company of Kentucky, LLC, and Regional Finance Company of Virginia, LLC as borrowers.	8-K	001-35477	10.1	5/14/2013

10.2.5	Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated as of November 13, 2013, by and among the lenders named therein, Bank of America, N.A., as the agent, and Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, Regional Finance Company of Missouri, LLC, Regional Finance Company of Georgia, LLC, RMC Financial Services of Florida, LLC, Regional Finance Company of Louisiana, LLC, Regional Finance Company of Mississippi, LLC, Regional Finance Company of Kentucky, LLC, and Regional Finance Company of Virginia, LLC as borrowers.	8-K	001-35477	10.1	11/18/2013

10.3†	Regional Management Corp. 2007 Management Incentive Plan	S-1/A	333-174245	10.4	6/23/2011

10.4.1†	Regional Management Corp. 2011 Stock Incentive Plan and Forms of Nonqualified Stock Option Agreement	S-1/A	333-174245	10.5	8/4/2011

10.4.2†	Form of Stock Award Agreement under the 2011 Stock Incentive Plan	10-K	001-35477	10.4.2	3/17/2014

10.4.3†	Form of Restricted Stock Award Agreement under the 2011 Stock Incentive Plan (form for director grants)	10-K	001-35477	10.4.3	3/17/2014

10.4.4†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan (form for grants on or after October 1, 2014)	8-K	001-35477	10.1	10/7/2014

10.4.5†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2011 Stock Incentive Plan	8-K	001-35477	10.2	10/7/2014

10.4.6†	Form of Cash-Settled Performance Share Award Agreement under the 2011 Stock Incentive Plan	8-K	001-35477	10.3	10/7/2014

10.4.7†	Form of Restricted Stock Award Agreement under the 2011 Stock Incentive Plan (form for employee grants)	8-K	001-35477	10.4	10/7/2014

10.5†	Regional Management Corp. Annual Incentive Plan		S-1/A	333-174245	10.6	8/4/2011

10.6†	Description of Non-Employee Director Compensation Program	X

10.7.1†	Employment Agreement, dated as of March 21, 2007, between C. Glynn Quattlebaum and Regional Management Corp.; First Amendment, dated as of July 18, 2008; Second Amendment, dated effective as of January 1, 2009; Third Amendment, dated as of April 13, 2010; and Fourth Amendment, dated as of May 17, 2011		S-1/A	333-174245	10.11	6/23/2011

10.7.2†	Amendment 1 to Employment Agreement, dated as of March 8, 2012, between Regional Management Corp. and C. Glynn Quattlebaum		S-1/A	333-174245	10.14	3/12/2012

10.7.3†#	Fifth Amendment to Employment Agreement, dated as of October 8, 2012, between Regional Management Corp. and C. Glynn Quattlebaum		10-K	001-35477	10.7.3	3/18/2013

10.7.4†	Sixth Amendment to Employment Agreement, dated as of July 2, 2014, between Regional Management Corp. and C. Glynn Quattlebaum		8-K	001-35477	10.1	7/2/2014

10.8.1†	Employment Agreement, dated as of March 18, 2013, between Thomas F. Fortin and Regional Management Corp.		8-K	001-35477	10.1	3/21/2013

10.8.2†	Separation Agreement, dated as of December 11, 2014, between Thomas F. Fortin and Regional Management Corp.		8-K	001-35477	10.1	12/17/2014

10.9†	Employment Agreement, dated as of January 12, 2015, between Michael R. Dunn and Regional Management Corp.		8-K	001-35477	10.1	1/14/2015

10.10†	Employment Agreement, dated as of September 19, 2014, between Jody L. Anderson and Regional Management Corp.		8-K	001-35477	10.1	9/25/2014

10.11.1†	Letter Agreement, dated as of December 12, 2012, between Regional Management Corp. and Donald E. Thomas		8-K	001-35477	10.1	12/18/2012

10.11.2†	Amendment to Employment Offer Letter, dated as of October 1, 2014, between Regional Management Corp. and Donald E. Thomas		8-K	001-35477	10.5	10/7/2014

10.12†	Letter Agreement, dated as of January 5, 2015, between Regional Management Corp. and Daniel J. Taggart	X

10.13†	Letter Agreement, dated as of December 12, 2012, between Regional Management Corp. and Brian J. Fisher		10-K	001-35477	10.11	3/18/2013

10.14†	Option Award Agreement, dated as of October 11, 2007, between Regional Management Corp. and C. Glynn Quattlebaum		S-1/A	333-174245	10.10	6/23/2011

10.15†	Option Award Agreement, dated as of February 26, 2008, between Regional Management Corp. and Thomas F. Fortin		S-1/A	333-174245	10.8	6/23/2011

10.16#	On-Line Computer Service Agreement, dated October 25, 2013, by and between DHI Computing Service, Inc. d/b/a GOLDPoint Systems and Regional Management Corp.		8-K	001-35477	10.1	10/30/2013

21.1	Subsidiaries of Regional Management Corp.	X

23.1	Consent of McGladrey LLP	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text	X

†	Indicates a management contract or a compensatory plan, contract, or arrangement.
#	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.