Form 10-Q
period 2015-03-31
Regional Management Corp.
filed 2015-05-08
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2015, the registrant had outstanding 12,872,540 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$2,060	$4,012
Gross finance receivables	638,809	663,432
Less unearned finance charges, insurance premiums, and commissions	(112,902)	(117,240)

Finance receivables	525,907	546,192
Allowance for credit losses	(36,950)	(40,511)

Net finance receivables	488,957	505,681
Property and equipment, net of accumulated depreciation	8,211	8,905
Deferred tax asset, net	1,372	1,870
Repossessed assets at net realizable value	400	556
Goodwill	716	716
Intangible assets, net	745	847
Other assets	5,281	7,683

Total assets	$507,742	$530,270

Liabilities and Stockholders’ Equity
Liabilities:
Senior revolving credit facility	$312,538	$341,419
Accounts payable and accrued expenses	10,905	10,528

Total liabilities	323,443	351,947
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value, 1,000,000 shares authorized, 12,848 and 12,748 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,285	1,275
Additional paid-in-capital	87,538	85,655
Retained earnings	95,476	91,393

Total stockholders’ equity	184,299	178,323

Total liabilities and stockholders’ equity	$507,742	$530,270

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue
Interest and fee income	$47,065	$44,080
Insurance income, net	2,929	3,295
Other income	2,530	2,206

Total revenue	52,524	49,581

Expenses
Provision for credit losses	9,712	16,945

Personnel	19,760	11,174
Occupancy	4,125	3,420
Marketing	2,471	982
Other	6,267	4,322

Total general and administrative expenses	32,623	19,898

Interest expense	3,604	3,763

Income before income taxes	6,585	8,975
Income taxes	2,502	3,365

Net income	$4,083	$5,610

Net income per common share:
Basic	$0.32	$0.44

Diluted	$0.31	$0.43

Weighted average shares outstanding:
Basic	12,838	12,655

Diluted	13,061	13,000

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Total
Balance, December 31, 2013	$1,265	$83,317	$76,591	$161,173
Issuance of restricted stock awards	7	(7)	—	—
Exercise of stock options	5	118	—	123
Excess tax benefit from exercise of stock options	—	161	—	161
Shares withheld related to net share settlement	(2)	(194)	—	(196)
Share-based compensation	—	2,260	—	2,260
Net income	—	—	14,802	14,802

Balance, December 31, 2014	1,275	85,655	91,393	178,323
Issuance of restricted stock awards, net of forfeiture	9	(9)	—	—
Exercise of stock options	4	—	—	4
Excess tax benefit from exercise of stock options	—	26	—	26
Shares withheld related to net share settlement	(3)	(92)	—	(95)
Share-based compensation	—	1,958	—	1,958
Net income	—	—	4,083	4,083

Balance, March 31, 2015	$1,285	$87,538	$95,476	$184,299

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,083	$5,610
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,712	16,945
Depreciation and amortization	863	1,001
Loss on disposal of property and equipment	362	—
Accretion of discounts on purchased receivables	(8)	(35)
Share-based compensation	1,906	201
Deferred income taxes, net	498	(851)
Changes in operating assets and liabilities:
Decrease in other assets	2,433	185
Increase in other liabilities	580	2,008

Net cash provided by operating activities	20,429	25,064

Cash flows from investing activities:
Net repayment of finance receivables	7,020	30,276
Purchase of property and equipment	(303)	(950)

Net cash provided by investing activities	6,717	29,326

Cash flows from financing activities:
Net payments on senior revolving credit facility	(28,881)	(52,435)
Payments for debt issuance costs	(1)	(1)
Proceeds from exercise of stock options	—	90
Excess tax benefits from exercise of stock options	67	100
Taxes paid related to net share settlement of equity awards	(283)	—

Net cash used in financing activities	(29,098)	(52,246)

Net change in cash	(1,952)	2,144
Cash:
Beginning	4,012	4,121

Ending	$2,060	$6,265

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$3,478	$3,612

Cash payments for income taxes	$320	$604

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Note 1. Nature of Business

Regional Management Corp. (the “Company,” “we,” “us,” and “our”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans (branch small loans and convenience checks), large loans, automobile loans, retail loans, and related credit insurance. As of March 31, 2015, the Company operated offices in 306 locations in the states of Alabama (49 offices), Georgia (3 offices), New Mexico (13 offices), North Carolina (35 offices), Oklahoma (27 offices), South Carolina (70 offices), Tennessee (21 offices), and Texas (88 offices) under the names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit, and Sun Finance. The Company opened 6 new offices during the three months ended March 31, 2015.

Seasonality: The Company’s loan volume and corresponding finance receivables follow seasonal trends. Demand for the Company’s loans is typically highest during the third and fourth quarter, largely due to customers borrowing money for back-to-school and holiday spending. Loan demand has generally been the lowest during the first quarter, largely due to the timing of income tax refunds. In addition, the Company typically generates higher loan volumes in the second half of the year from direct mail campaigns, which are timed to coincide with seasonal consumer demand. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q adopted by the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our current Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

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

Note 3. Finance Receivables, Allowance for Credit Losses, and Credit Quality Information

Finance receivables consisted of the following:

	March 31, 2015	December 31, 2014
Branch small loans	$121,649	$128,217
Convenience checks	170,013	191,316
Large loans	63,338	46,147
Automobile loans	146,724	154,382
Retail loans	24,183	26,130

Finance receivables	$525,907	$546,192

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$40,511	$30,089
Provision for credit losses	9,712	16,945
Charge-offs	(14,108)	(13,098)
Recoveries	835	389

Balance at end of period	$36,950	$34,325

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

	Balance January 1, 2015	Provision	Charge-offs	Recoveries	Balance March 31, 2015	Finance Receivables March 31, 2015	Allowance as Percentage of Finance Receivable March 31, 2015
Branch small loans	$6,960	$2,926	$(3,333)	$197	$6,750	$121,649	5.5%
Convenience checks	18,320	1,708	(6,527)	289	13,790	170,013	8.1%
Large loans	1,980	1,578	(512)	73	3,119	63,338	4.9%
Automobile loans	11,776	3,120	(3,304)	241	11,833	146,724	8.1%
Retail loans	1,475	380	(432)	35	1,458	24,183	6.0%

Total	$40,511	$9,712	$(14,108)	$835	$36,950	$525,907	7.0%

	Balance January 1, 2014	Provision	Charge-offs	Recoveries	Balance March 31, 2014	Finance Receivables March 31, 2014	Allowance as Percentage of Finance Receivable March 31, 2014
Branch small loans	$5,166	$3,522	$(2,763)	$109	$6,034	$100,031	6.0%
Convenience checks	10,204	8,114	(5,975)	105	12,448	155,030	8.0%
Large loans	2,233	330	(501)	88	2,150	41,868	5.1%
Automobile loans	10,827	4,145	(3,151)	62	11,883	175,152	6.8%
Retail loans	1,659	834	(708)	25	1,810	29,653	6.1%

Total	$30,089	$16,945	$(13,098)	$389	$34,325	$501,734	6.8%

Finance receivables associated with customers in bankruptcy as a percentage of total finance receivables were 1.2% and 1.1% as of March 31, 2015 and December 31, 2014, respectively. The following is a summary of the finance receivables associated with customers in bankruptcy as of the periods indicated:

	March 31, 2015	December 31, 2014
Branch small loans	$595	$582
Convenience checks	531	544
Large loans	1,275	1,260
Automobile loans	3,712	3,698
Retail loans	127	119

Total	$6,240	$6,203

The contractual delinquency of the finance receivable portfolio by component for the periods indicated are as follows:

	March 31, 2015
	Branch Small		Convenience Check		Large		Automobile		Retail		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Current	$99,398	81.7%	$139,303	82.0%	$54,919	86.7%	$110,992	75.6%	$20,476	84.7%	$425,088	80.8%
1 to 29 days past due	13,361	11.0%	16,029	9.4%	6,715	10.6%	28,878	19.7%	2,670	11.0%	67,653	12.9%

Delinquent accounts
30 to 59 days	2,910	2.3%	3,796	2.2%	763	1.2%	3,752	2.6%	375	1.5%	11,596	2.2%
60 to 89 days	2,022	1.7%	2,772	1.6%	421	0.7%	1,421	1.0%	188	0.8%	6,824	1.3%
90 to 119 days	1,304	1.2%	2,349	1.4%	235	0.3%	798	0.5%	158	0.7%	4,844	0.9%
120 to 149 days	1,379	1.1%	2,571	1.5%	159	0.3%	620	0.4%	152	0.6%	4,881	0.9%
150 to 179 days	1,275	1.0%	3,193	1.9%	126	0.2%	263	0.2%	164	0.7%	5,021	1.0%

Total delinquency	$8,890	7.3%	$14,681	8.6%	$1,704	2.7%	$6,854	4.7%	$1,037	4.3%	$33,166	6.3%

Total finance receivables	$121,649	100.0%	$170,013	100.0%	$63,338	100.0%	$146,724	100.0%	$24,183	100.0%	$525,907	100.0%

Finance receivables in nonaccrual status	$3,958	3.3%	$8,113	4.8%	$520	0.8%	$1,681	1.1%	$474	2.0%	$14,746	2.8%

	December 31, 2014
	Branch Small		Convenience Check		Large		Automobile		Retail		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Current	$104,003	81.1%	$154,833	80.9%	$36,658	79.4%	$105,424	68.3%	$21,424	82.0%	$422,342	77.4%
1 to 29 days past due	13,967	10.9%	19,318	10.1%	7,383	16.0%	38,656	25.0%	3,390	13.0%	82,714	15.1%

Delinquent accounts
30 to 59 days	3,647	2.8%	5,134	2.7%	1,036	2.3%	5,651	3.7%	483	1.8%	15,951	2.9%
60 to 89 days	2,275	1.8%	4,442	2.3%	483	1.0%	2,114	1.4%	310	1.2%	9,624	1.8%
90 to 119 days	1,857	1.4%	3,312	1.8%	263	0.6%	1,266	0.8%	201	0.8%	6,899	1.2%
120 to 149 days	1,478	1.2%	2,343	1.2%	204	0.4%	758	0.5%	205	0.8%	4,988	0.9%
150 to 179 days	990	0.8%	1,934	1.0%	120	0.3%	513	0.3%	117	0.4%	3,674	0.7%

Total delinquency	$10,247	8.0%	$17,165	9.0%	$2,106	4.6%	$10,302	6.7%	$1,316	5.0%	$41,136	7.5%

Total finance receivables	$128,217	100.0%	$191,316	100.0%	$46,147	100.0%	$154,382	100.0%	$26,130	100.0%	$546,192	100.0%

Finance receivables in nonaccrual status	$4,325	3.4%	$7,589	4.0%	$587	1.3%	$2,537	1.6%	$523	2.0%	$15,561	2.8%

Following is a summary of finance receivables evaluated for impairment for the periods indicated:

	March 31, 2015
	Branch Small	Convenience Check	Large	Automobile	Retail	Total
Customers in Chapter 13 bankruptcy specifically evaluated	$595	$531	$1,275	$3,712	$127	$6,240
Finance receivables evaluated collectively	121,054	169,482	62,063	143,012	24,056	519,667

Finance receivables outstanding	$121,649	$170,013	$63,338	$146,724	$24,183	$525,907

Accounts in bankruptcy in nonaccrual status	$95	$104	$58	$213	$18	$488

Amount of the specific reserve for impaired accounts	$159	$140	$323	$998	$19	$1,639

Average impaired accounts	$592	$517	$1,265	$3,671	$122	$6,167

Amount of the general component of the allowance	$6,591	$13,650	$2,796	$10,835	$1,439	$35,311

	December 31, 2014
	Branch Small	Convenience Check	Large	Automobile	Retail	Total
Customers in Chapter 13 bankruptcy specifically evaluated	$582	$544	$1,260	$3,698	$119	$6,203
Finance receivables evaluated collectively	127,635	190,772	44,887	150,684	26,011	539,989

Finance receivables outstanding	$128,217	$191,316	$46,147	$154,382	$26,130	$546,192

Accounts in bankruptcy in nonaccrual status	$140	$159	$133	$559	$16	$1,007

Amount of the specific reserve for impaired accounts	$143	$165	$309	$981	$18	$1,616

Average impaired accounts	$1,097	$1,266	$1,616	$4,134	$235	$8,348

Amount of the general component of the allowance	$6,817	$18,155	$1,671	$10,795	$1,457	$38,895

It is not practical to compute the amount of interest earned on impaired loans.

Note 4. Debt

The Company’s senior revolving credit facility contains restrictive covenants. At March 31, 2015, the Company was in compliance with all debt covenants. As of March 31, 2015, the Company had $187,462 of unused capacity on the credit facility. Advances on this agreement are at 85% of eligible finance receivables and are subject to adjustment at certain credit quality levels (81% as of March 31, 2015).

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

Debt: The Company refinanced its senior revolving credit facility in January 2012, and further amended the senior revolving credit facility in July 2012, March 2013, May 2013, and November 2013. As a result of the refinancing, the Company believes that the fair value of this variable rate debt approximates its carrying value at March 31, 2015. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$2,060	$2,060	$4,012	$4,012
Restricted cash	1,900	1,900	1,900	1,900
Level 3 inputs
Net finance receivables	488,957	488,957	505,681	505,681
Repossessed assets	400	400	556	556
Liabilities
Level 3 inputs
Senior revolving credit facility	312,538	312,538	341,419	341,419

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

Note 7. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$4,083	$5,610

Denominator:
Weighted average shares outstanding for basic earnings per share	12,838	12,655
Effect of dilutive securities	223	345

Weighted average shares adjusted for dilutive securities	13,061	13,000

Earnings per share:
Basic	$0.32	$0.44

Diluted	$0.31	$0.43

Options to purchase 104 and 27 shares of common stock were outstanding during the three months ended March 31, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 8. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). Under these plans, 1,987 shares of authorized common stock were reserved for issuance pursuant to grants approved by the Company’s Board of Directors (the “Board”). As of March 31, 2015, there were 448 and 124 shares available for grant under the 2007 Plan and the 2011 Plan, respectively.

At its 2015 annual meeting of stockholders held on April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”). The effective date of the 2015 Plan was April 22, 2015. Subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2015 Plan may not exceed the sum of (i) 350 shares plus (ii) any shares (A) remaining available for the grant of awards as of the effective date under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses. As of the effectiveness of the 2015 Plan, there were 922 shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan.

As of March 31, 2015, unrecognized share-based compensation expense to be recognized over future periods approximated $2,784. This amount will be recognized as expense over a weighted-average period of 2.5 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity except where otherwise noted.

The Company allows for the settlement of share-based awards on a net share basis. With net share settlement, the employee does not surrender any cash or shares upon the exercise of stock options or the vesting of stock awards or stock units. Rather, the Company withholds the number of shares with a value equivalent to the option exercise price for stock options and the minimum statutory tax withholding for all share-based awards. Net share settlements have the effect of reducing the amount of shares that would have otherwise been issued as a result of exercise or vesting.

Long-term incentive program: The Company issues nonqualified stock options, performance-contingent restricted stock units (“RSU”), and cash-settled performance shares (“PS”) under a long-term incentive program. Recurring annual grants are at the discretion of the Board and have been granted in October 2014, for the 2014 calendar year, and in April 2015, for the 2015 calendar year. The grants cliff vest at the end of the third calendar year, subject to continued employment or as otherwise provided in the agreements. The actual value of the RSU and PS that may be earned can range from 0% to 150% of target based on the achievement of EBITDA (RSU) and net income per share (PS) performance targets over a three year period.

Inducement and retention program: From time to time, the Company issues share-based awards in conjunction with employment offers to select new executives and retention grants to select existing employees. The Company issues these awards to attract and retain talent and to provide market competitive compensation. The grants have various vesting terms which include fully-vested awards at the grant date and graded vesting over three- to five-year periods (subject to continued employment or as otherwise provided in the agreements).

Board compensation program: In October 2013, the Board revised its standard compensation arrangement for its non-employee directors. Effective for annual service years beginning in 2014, the Company awards its non-employee directors a cash retainer and shares of restricted common stock. The restricted stock awards occur five days following the Company’s annual meeting of stockholders and are fully vested upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company. The Board revised the compensation arrangement in April 2015 to provide that the equity portion of the compensation program be split evenly between restricted stock awards and stock options, with the stock options immediately vested on the grant date.

The following are the terms and amounts of the awards issued under the Company’s share-based incentive programs:

Stock options: The exercise price of all stock options is equal to the Company’s closing stock price on the date of grant. Stock options granted are subject to various vesting terms which include graded and cliff vesting over three- to five-year vesting periods. In addition, all stock options vest and become exercisable in full under certain circumstances following the occurrence of a Change of Control (as defined in the option award agreements). Participants who are awarded options must exercise their options within a maximum of ten years of the grant date.

The fair value of option grants are estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the three months ended March 31, 2015. No stock options were granted in the three months ended March 31, 2014.

2015
Expected volatility	47.77%
Expected dividends	0.00%
Expected term (in years)	6.43
Risk-free rate	1.77%

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

The following table summarizes the stock option activity for the three months ended March 31, 2015:

	Number of Shares	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding, beginning of the year	896	$11.63
Granted	101	15.55
Exercised	(37)	8.64
Forfeited	(10)	15.29
Expired	—	—

Options outstanding at March 31, 2015	950	$12.13	4.8	$3,650

Options exercisable at March 31, 2015	625	$9.12	2.7	$3,650

Available for grant at March 31, 2015	572

The following table provides additional stock option information.

	Three Months Ended March 31,
	2015	2014
Weighted-average grant date fair value per award	$7.33	—
Intrinsic value of options exercised	$258	$316
Fair value of stock options that vested	$439	$698

Restricted stock units: Compensation expense for restricted stock units is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes restricted stock unit activity during the three months ended March 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, beginning of the year	35	$17.76
Granted	—	—
Vested	—	—
Forfeited	(5)	17.76

Non-vested shares, at March 31, 2015	30	$17.76

Cash-settled performance shares: Cash-settled performance shares will be settled in cash at the end of the performance measurement period and are classified as a liability. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes cash-settled performance share activity during the three months ended March 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, beginning of the year	629	$1.00
Granted	—	—
Vested	—	—
Forfeited	(98)	1.00

Non-vested shares, at March 31, 2015	531	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

In January 2015, the Company entered into an Employment Agreement with its Chief Executive Officer. Pursuant to the Employment Agreement, the Company granted the executive 99 fully-vested shares of common stock, subject to a holding period requirement, and recognized $1,530 of expense during the three months ended March 31, 2015.

The following table summarizes restricted stock activity during the three months ended March 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, beginning of the year	60	$15.91
Granted	99	15.10
Vested	(99)	15.10
Forfeited	(10)	17.76

Non-vested shares, at March 31, 2015	50	$15.53

Note 9. Commitments and Contingencies

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors, executive officers, and shareholders (collectively, the “Defendants”). The complaint alleged violations of the Securities Act of 1933 (“1933 Act Claims”) and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s common stock in the September 2013 and December 2013 secondary public offerings. On August 25, 2014, Waterford Township Police & Fire Retirement System and City of Roseville Employees’ Retirement System were appointed as lead plaintiffs (collectively, the “Plaintiffs”). An amended complaint was filed on November 24, 2014. In addition to the 1933 Act Claims, the amended complaint also added claims for violations of the Securities Exchange Act of 1934 (“1934 Act Claims”) seeking unspecified compensatory damages on behalf of a purported class of purchasers of the Company’s common stock between May 2, 2013 and October 30, 2014, inclusive. On January 26, 2015, the Defendants filed motions to dismiss the amended complaint in its entirety. In response, the Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, the Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act Claims and seeks unspecified compensatory damages. The Defendants’ motions to dismiss the second amended complaint were filed on April 28, 2015. The Plaintiffs’ opposition is due on June 12, 2015, and the Defendants’ reply is due on July 13, 2015. The Company believes that the claims against it are without merit and intends to defend against the litigation vigorously.

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

The Company contests liability and the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability has been incurred and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to net income. As of March 31, 2015, the Company has accrued $497 for these matters. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of loss. In addition, even where a loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

For certain legal actions, the Company cannot reasonably estimate such losses, particularly for actions that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the actions in question, before a loss, additional loss, range of loss, or range of additional loss can be reasonably estimated for any given action.

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

Note 10: Subsequent Events

On April 1, 2015, the Company purchased three interest rate cap contracts for $577 to manage the interest rate risk associated with future interest payments on variable-rate debt. The Company will use the interest rate caps to minimize the negative impact of interest rate fluctuations on its earnings and cash flows, thus reducing the Company’s exposure to variability in expected future cash flows. The interest rate cap contracts have an aggregate notional principal amount of $150,000 with a 2.5% strike rate against one-month LIBOR rates and mature in April 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the risks set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (which was filed with the SEC on March 16, 2015) and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements contained elsewhere in this report, as well as our audited consolidated financial statements, including the notes thereto, and the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 306 locations in the states of Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, and Texas as of March 31, 2015. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, including in our branches, through direct mail campaigns, independent and franchise automobile dealerships, online credit application networks, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Loans – Our small loan portfolio is comprised of branch small loan receivables and convenience check receivables. As of March 31, 2015, we had approximately 271,300 small loans outstanding, representing $291.7 million in finance receivables. This includes 108,700 branch small installment loans and 162,600 convenience check loans, representing $121.7 million and $170.0 million in finance receivables, respectively.

•	Large Loans – As of March 31, 2015, we had approximately 17,000 large installment loans outstanding, representing $63.3 million in finance receivables.

•	Automobile Loans – As of March 31, 2015, we had approximately 16,600 automobile purchase loans outstanding, representing $146.7 million in finance receivables. This includes 8,700 indirect automobile loans and 7,900 direct automobile loans, representing $86.0 million and $60.7 million in finance receivables, respectively.

•	Retail Loans – As of March 31, 2015, we had approximately 24,000 retail purchase loans outstanding, representing $24.2 million in finance receivables.

•	Insurance Products – We offer our customers optional payment protection insurance options relating to many of our loan products.

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

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees from our loan products is largely driven by the amount of loans that we originate and purchase. We originated or purchased approximately 172,900, 143,500, and 24,400 new loan accounts during 2013, 2014, and the first three months of 2015, respectively. Average finance receivables grew 10.9% from $477.4 million in 2013 to $529.5 million in 2014. Average finance receivables grew 1.5% from $525.8 million in the first three months of 2014 to $533.7 in the first three months of 2015. We source our loans through our branches and our direct mail program, as well as through automobile dealerships and retailers that partner with us. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened or acquired 43, 36, and 6 new branches in 2013, 2014, and the first three months of 2015, respectively. We believe we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

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

Asset Quality. Our results of operations are highly dependent upon the quality of our asset portfolio. We recorded a $69.1 million provision for credit losses during 2014 (or 13.0% as a percentage of average finance receivables) and a $9.7 million provision for credit losses during the first three months of 2015 (or 7.3% of average finance receivables). The quality of our asset portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent service and collection of the portfolio, and respond to changing economic conditions as we grow our loan portfolio.

Allowance for Credit Losses. We evaluate losses in each of our categories of loans in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables (in thousands):

	As of March 31, 2015			As of December 31, 2014
	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Branch small loans	$121,649	$6,750	5.5%	$128,217	$6,960	5.4%
Convenience checks	170,013	13,790	8.1%	191,316	18,320	9.6%
Large loans	63,338	3,119	4.9%	46,147	1,980	4.3%
Automobile loans	146,724	11,833	8.1%	154,382	11,776	7.6%
Retail loans	24,183	1,458	6.0%	26,130	1,475	5.6%

Total	$525,907	$36,950	7.0%	$546,192	$40,511	7.4%

The allowance for credit losses uses the net charge-off rate for the most recent six months (branch small loans and convenience checks), ten months (large and retail loans), and twelve months (automobile loans) as a percentage of the most recent month-end balance of loans as a key data point in estimating the allowance. Based on our 2014 annual evaluation of the effective lives of our loan categories, retail loans were updated to use a ten month effective life rather than eleven. This had a negligible impact on the allowance due to the relative size of the retail loan portfolio. We believe that the primary underlying factors driving the provision for credit losses for each of these loan types are our underwriting standards, the general economic conditions in the areas in which we conduct business, and the effectiveness of our collection efforts. In addition, gasoline prices and the market for repossessed automobiles at auction are additional underlying factors that we believe influence the provision for credit losses for automobile purchase loans and, to a lesser extent, large loans. We monitor these factors, the amount and past due status of delinquencies, and the slow file (which consists of all loans one or more days past due) to identify trends that might require us to modify the allowance for credit losses accordingly.

Interest Rates. Our costs of funds are affected by changes in interest rates, and the interest rate that we pay on our senior revolving credit facility is a floating rate. A previous interest rate cap matured unused on March 4, 2014. On April 1, 2015, we entered into another interest rate management transaction to replace the matured interest rate cap. The interest rate cap contracts have an aggregate notional principal amount of $150.0 million with a 2.5% strike rate against one-month LIBOR rates and mature in April 2018.

Operating Costs. Our financial results are impacted by the costs of operating our branch offices and corporate functions. Those costs are included in general and administrative expenses on our consolidated statements of income. One of our key operating metrics is our efficiency ratio, which is calculated by dividing the sum of general and administrative expenses by total revenue or average finance receivables. Our revenue efficiency ratio was 62.1% for the first three months of 2015 compared to 40.1% for the same period of 2014, and our annualized receivable efficiency ratio was 24.4% for the first three months of 2015, compared to 15.1% for the same period of 2014.

Components of Results of Operations

Interest and Fee Income. Our interest and fee income consists primarily of interest earned on outstanding loans. We cease accruing interest on a loan when the customer is contractually past due 90 days. Interest accrual resumes when the customer makes at least one full payment and the account is less than 90 days contractually past due. If the account is charged off, the interest accrual is reversed as a reduction of interest and fee income during the period the charge off occurs.

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

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans and net of commission on new business). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. As of March 31, 2015, we had pledged a $1.9 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment, fees for extending the due date of a loan, and returned check charges.

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we judge as sufficient to maintain an allowance for credit losses at an adequate level to provide for estimated losses on the related finance receivables portfolio. Credit loss experience, delinquency of finance receivables, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that reflects our estimate of losses over the average life in our loan portfolio. Therefore, changes in our charge-off rates may result in changes to our provision for credit losses. Future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance.

General and Administrative Expenses. Our general and administrative expenses are comprised of four categories: personnel, occupancy, marketing, and other. We measure our general and administrative expenses as a percentage of total revenue, which we refer to as our efficiency ratio, and as a percentage of average finance receivables.

Our personnel expenses are the largest component of our general and administrative expenses and consist primarily of the salaries, bonuses, benefits, and related payroll taxes associated with all of our branch, field, and home office employees.

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

Our general and administrative expenses have increased as a result of the additional legal, accounting, insurance, and other expenses associated with being a public company. We expect compliance costs to increase due to the regulatory environment in the consumer finance industry, and we expect legal costs to increase as a result of the securities class action lawsuit. For a discussion regarding how risks and uncertainties associated with legal proceedings and the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Interest Expense. Our interest expense consists primarily of interest payable, unused line fees, and amortization of debt issuance costs in respect of borrowings under our senior revolving credit facility. In April 2015, we purchased interest rate caps as economic safeguards against the variability of future interest rates.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of total revenue:

	1Q’15		1Q’14
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Interest and fee income	$47,065	89.6%	$44,080	88.9%
Insurance income, net	2,929	5.6%	3,295	6.6%
Other income	2,530	4.8%	2,206	4.5%

Total revenue	52,524	100.0%	49,581	100.0%

Expenses
Provision for credit losses	9,712	18.5%	16,945	34.2%

Personnel	19,760	37.6%	11,174	22.5%
Occupancy	4,125	7.9%	3,420	6.9%
Marketing	2,471	4.7%	982	2.0%
Other	6,267	11.9%	4,322	8.7%

Total general and administrative	32,623	62.1%	19,898	40.1%

Interest expense	3,604	6.9%	3,763	7.6%

Income before income taxes	6,585	12.5%	8,975	18.1%
Income taxes	2,502	4.7%	3,365	6.8%

Net income	$4,083	7.8%	$5,610	11.3%

The following table summarizes key components of our results of operations for the periods indicated, both in dollars (in dollars) and as a percentage of average receivables:

	1Q’15		1Q’14
	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$47,065	35.3%	$44,080	33.5%
Insurance income, net	2,929	2.2%	3,295	2.5%
Other income	2,530	1.9%	2,206	1.7%

Total revenue	52,524	39.4%	49,581	37.7%

Expenses
Provision for credit losses	9,712	7.3%	16,945	12.9%

Personnel	19,760	14.8%	11,174	8.5%
Occupancy	4,125	3.1%	3,420	2.6%
Marketing	2,471	1.9%	982	0.7%
Other	6,267	4.6%	4,322	3.3%

Total general and administrative	32,623	24.4%	19,898	15.1%

Interest expense	3,604	2.7%	3,763	2.9%

Income before income taxes	6,585	4.9%	8,975	6.8%
Income taxes	2,502	1.8%	3,365	2.5%

Net income	$4,083	3.1%	$5,610	4.3%

The following tables summarize selected financial data for the periods indicated (dollars in thousands):

	Net Loans Originated (1)
	1Q’15	4Q’14	1Q’14	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	YoY $ Inc (Dec)	YoY % Inc (Dec)
Branch small loans	$51,371	$80,170	$42,846	$(28,799)	-35.9%	$8,525	19.9%
Convenience checks	60,653	95,330	52,656	(34,677)	-36.4%	7,997	15.2%
Large loans	29,829	17,737	10,358	12,092	68.2%	19,471	188.0%
Automobile loans	14,590	13,516	18,898	1,074	7.9%	(4,308)	-22.8%
Retail loans	6,727	7,634	8,517	(907)	-11.9%	(1,790)	-21.0%

Total net loans originated	$163,170	$214,387	$133,275	$(51,217)	-23.9%	$29,895	22.4%

(1)	Represents the balance of loan origination and refinancing net of unearned finance charges

	Other Key Metrics
	1Q’15	4Q’14	1Q’14
Net charge-offs	$13,273	$18,740	$12,709
Percentage of average finance receivables (annualized)	9.9%	13.9%	9.7%

Provision for credit losses	$9,712	$15,950	$16,945
Percentage of average finance receivables (annualized)	7.3%	11.8%	12.9%
Percentage of total revenue	18.5%	29.7%	34.2%

General and administrative expenses	$32,623	$28,396	$19,898
Percentage of average finance receivables (annualized)	24.4%	21.0%	15.1%
Percentage of total revenue	62.1%	52.8%	40.1%

Same store results:
Finance receivables at period-end	$480,768	$504,697	$446,814
Finance receivable growth rate	-2.0%	-6.0%	5.7%
Revenue during period	$48,821	$50,875	$44,583
Revenue growth rate	-0.6%	4.8%	16.8%
Number of branches in calculation	264	264	221

	Finance Receivables by Product
	1Q’15	4Q’14	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	1Q’14	YoY $ Inc (Dec)	YoY % Inc (Dec)
Branch small loans	$121,649	$128,217	$(6,568)	-5.1%	$100,031	$21,618	21.6%
Convenience checks	170,013	191,316	(21,303)	-11.1%	155,030	14,983	9.7%
Large loans	63,338	46,147	17,191	37.3%	41,868	21,470	51.3%
Automobile loans	146,724	154,382	(7,658)	-5.0%	175,152	(28,428)	-16.2%
Retail loans	24,183	26,130	(1,947)	-7.5%	29,653	(5,470)	-18.4%

Total finance receivables	$525,907	$546,192	$(20,285)	-3.7%	$501,734	$24,173	4.8%

	1Q’14	4Q’13	QoQ $ Inc (Dec)	QoQ % Inc (Dec)
Total finance receivables	$501,734	$544,684	$(42,950)	-7.9%

	Contractual Delinquency by Aging
	1Q’15		4Q’14		1Q’14
	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables	Amount	Percentage of Total Finance Receivables
Allowance for credit losses	$36,950	7.0%	$40,511	7.4%	$34,325	6.8%

Current	425,088	80.8%	422,342	77.4%	392,804	78.3%
1 to 29 days past due	67,653	12.9%	82,714	15.1%	72,265	14.4%

Delinquent accounts:
30 to 59 days	11,596	2.2%	15,951	2.9%	12,034	2.4%
60 to 89 days	6,824	1.3%	9,624	1.8%	7,479	1.5%
90 to 119 days	4,844	0.9%	6,899	1.2%	5,653	1.2%
120 to 149 days	4,881	0.9%	4,988	0.9%	4,242	0.8%
150 to 179 days	5,021	1.0%	3,674	0.7%	3,557	0.7%
180 days and over	—	0.0%	—	0.0%	3,700	0.7%

Total contractual delinquency	$33,166	6.3%	$41,136	7.5%	$36,665	7.3%

Total finance receivables	$525,907	100.0%	$546,192	100.0%	$501,734	100.0%

1 day and over past due	$100,819	19.2%	$123,850	22.6%	$108,930	21.7%

	Contractual Delinquency by Product
	1Q’15		4Q’14		1Q’14
	Amount	Percentage of Product Finance Receivables	Amount	Percentage of Product Finance Receivables	Amount	Percentage of Product Finance Receivables
Branch small loans	$8,890	7.3%	$10,247	8.0%	$8,804	8.8%
Convenience checks	14,681	8.6%	17,165	9.0%	13,533	8.7%
Large loans	1,704	2.7%	2,106	4.6%	2,469	5.9%
Automobile loans	6,854	4.7%	10,302	6.7%	10,353	5.9%
Retail loans	1,037	4.3%	1,316	5.0%	1,506	5.1%

Total contractual delinquency	$33,166	6.3%	$41,136	7.5%	$36,665	7.3%

	Subset of Convenience Checks (1)
	1Q’15	4Q’14
Current	$10,750	$20,717
1 to 29 days contractually delinquent	2,200	4,965
30 days and over contractually delinquent	4,975	7,534

Total finance receivables	$17,925	$33,216

Allowance for credit losses	$4,972	$9,337
Allowance as a % of 30 days and over contractually delinquent	100%	124%
Allowance as a % of 1 day and over contractually delinquent	69%	75%

(1)	Remaining balance of convenience checks originated in the summer of 2014 that contained a higher percentage of lower credit quality customers

	Quarterly Trend
	1Q’14	2Q’14	3Q’14	4Q’14	1Q’15	QoQ B(W)	YoY B(W)
Revenue
Interest and fee income	$44,080	$42,962	$48,792	$48,964	$47,065	$(1,899)	$2,985
Insurance income, net	3,295	2,481	2,636	2,261	2,929	668	(366)
Other income	2,206	1,994	2,481	2,567	2,530	(37)	324

Total revenue	49,581	47,437	53,909	53,792	52,524	(1,268)	2,943

Expenses
Provision for credit losses	16,945	13,620	22,542	15,950	9,712	6,238	7,233

Personnel	11,174	13,068	14,042	17,099	19,760	(2,661)	(8,586)
Occupancy	3,420	3,713	4,179	4,115	4,125	(10)	(705)
Marketing	982	1,750	1,756	1,842	2,471	(629)	(1,489)
Other	4,322	4,667	5,307	5,340	6,267	(927)	(1,945)

Total general and administrative	19,898	23,198	25,284	28,396	32,623	(4,227)	(12,725)

Interest expense	3,763	3,556	3,848	3,780	3,604	176	159

Income before income taxes	8,975	7,063	2,235	5,666	6,585	919	(2,390)
Income taxes	3,365	2,649	838	2,285	2,502	(217)	863

Net income	$5,610	$4,414	$1,397	$3,381	$4,083	$702	$(1,527)

Net income per common share:
Basic	$0.44	$0.35	$0.11	$0.27	$0.32	$0.05	$(0.12)

Diluted	$0.43	$0.34	$0.11	$0.26	$0.31	$0.05	$(0.12)

Weighted-average shares outstanding:
Basic	12,655	12,691	12,714	12,744	12,838	94	183

Diluted	13,000	12,916	12,934	12,955	13,061	106	61

	1Q’14	2Q’14	3Q’14	4Q’14	1Q’15	QoQ Inc (Dec)	YoY Inc (Dec)
Total assets	$488,611	$503,995	$522,820	$530,270	$507,742	$(22,528)	$19,131

Finance receivables	$501,734	$517,975	$543,353	$546,192	$525,907	$(20,285)	$24,173

Allowance for credit losses	$34,325	$34,584	$43,301	$40,511	$36,950	$3,561	$(2,625)

Senior revolving credit facility	$310,315	$324,570	$339,323	$341,419	$312,538	$(28,881)	$2,223

	Headcount Trend
	1Q’14	2Q’14	3Q’14	4Q’14	1Q’15	QoQ Inc(Dec)	YoY Inc(Dec)
Branch headcount	1,084	1,176	1,313	1,335	1,273	(62)	189
2015 new branches					15	15	15

Total branch headcount	1,084	1,176	1,313	1,335	1,288	(47)	204
Home office headcount	77	88	92	105	125	20	48

Total headcount	1,161	1,264	1,405	1,440	1,413	(27)	252

Number of branches	281	293	296	300	306	6	25

	General & Administrative Expenses Trend
	1Q’14	2Q’14	3Q’14	4Q’14	1Q’15	QoQ $ B(W)	YoY $ B(W)
Branch G&A expenses	$14,487	$15,525	$16,866	$18,020	$19,284	$(1,264)	$(4,797)
2015 new branches					86	(86)	(86)

Total branch G&A expenses	14,487	15,525	16,866	18,020	19,370	(1,350)	(4,883)
Marketing	982	1,750	1,756	1,842	2,471	(629)	(1,489)
Home office G&A expenses	4,429	5,923	6,662	8,534	10,782	(2,248)	(6,353)

Total G&A expenses	$19,898	$23,198	$25,284	$28,396	$32,623	$(4,227)	$(12,725)

Comparison of March 31, 2015, Versus March 31, 2014

The following is a discussion of the changes in finance receivables by product type:

•	Branch Small Loans – Branch small loans outstanding increased by $21.6 million, or 21.6%, to $121.6 million at March 31, 2015, from $100.0 million at March 31, 2014. The growth in receivables at the branches opened in 2014 contributed to the growth in overall branch small loans outstanding.

•	Convenience Checks – Convenience checks outstanding increased by $15.0 million, or 9.7%, to $170.0 million at March 31, 2015, from $155.0 million at March 31, 2014. Our direct mail campaigns drove loan growth in existing and new branches.

•	Large Loans – Large loans outstanding increased by $21.5 million, or 51.3%, to $63.3 million at March 31, 2015, from $41.9 million at March 31, 2014. The increase was primarily due to the addition of expertise in this product type and increased marketing.

•	Automobile Loans – Automobile loans outstanding decreased by $28.4 million, or 16.2%, to $146.7 million at March 31, 2015, from $175.2 million at March 31, 2014. This decrease is due to our strategic decision to constrain capital in the highly competitive automobile category. In August 2014, our AutoCredit Source branches were re-branded as Regional Finance branches, and we now offer all loan products in these branches with less focus on indirect automobile purchase loans.

•	Retail Loans – Retail loans outstanding decreased $5.5 million, or 18.4%, to $24.2 million at March 31, 2015, from $29.7 million at March 31, 2014. The decrease in retail loans outstanding occurred because of competitive pressures and increased presence in the market.

Comparison of the Three Months Ended March 31, 2015, Versus the Three Months Ended March 31, 2014

Net Income and Revenue. Net income decreased $1.5 million, or 27.2%, to $4.1 million during the three months ended March 31, 2015, from $5.6 million during the prior year period. The decrease in net income in 2015 is primarily due to a number of non-operating expenses incurred in the three months ended March 31, 2015, including compensation-related costs of $2.1 million and loan system implementation and termination costs of $0.6 million. On April 2, 2015, we terminated the system implementation and service agreement with DHI Computing Service, Inc. d/b/a GOLDPoint Systems, and we are currently reevaluating the various loan management system capabilities available in today’s market. Revenue for the three months ended March 31, 2015 increased $2.9 million, or 5.9%, from the prior year period.

Interest and Fee Income. Interest and fee income increased $3.0 million, or 6.8%, to $47.1 million during the three months ended March 31, 2015, from $44.1 million during the prior year period. The increase in interest and fee income was primarily due to a 1.5% increase in average finance receivables since March 31, 2014, coupled with an increase in the average yield on loans of 1.8%, from 33.5% to 35.3%. The yield increase is due to statutory increases in allowable interest and fees in North Carolina and Texas. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories (dollars in thousands):

	Averages and Yields
	1Q’15		4Q’14		1Q’14
	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Branch small loans	$124,350	46.2%	$119,097	48.4%	$105,332	48.1%
Convenience checks	181,425	45.9%	192,951	46.8%	169,456	43.5%
Large loans	52,738	26.7%	43,464	27.1%	42,607	26.7%
Automobile loans	150,107	19.2%	159,047	19.5%	177,962	19.7%
Retail loans	25,121	18.2%	26,493	18.7%	30,465	17.9%

Total interest and fee yield	$533,741	35.3%	$541,052	36.2%	$525,822	33.5%

Total revenue yield	$533,741	39.4%	$541,052	39.8%	$525,822	37.7%

	Components of Increase in Interest and Fee Income 1Q’15 Compared to 1Q’14 Increase/(Decrease)
	Volume	Rate	Net
Branch small loans	$2,215	$(513)	$1,702
Convenience checks	1,343	1,024	2,367
Large loans	677	7	684
Automobile loans	(1,400)	(150)	(1,550)
Retail loans	(234)	16	(218)

Total increase in interest and fee income	$2,601	$384	$2,985

Percentage of change in interest and fee income	87.1%	12.9%	100.0%

Insurance Income. Insurance income decreased $366,000, or 11.1%, to $2.9 million during the three months ended March 31, 2015 from $3.3 million during the prior year period. Annualized insurance income as a percentage of average finance receivables decreased to 2.2% for the three months ended March 2015 from 2.5% for the prior year period. The decline is primarily due to an increase in claims expense.

Other Income. Other income increased $324,000, or 14.7%, to $2.5 million during the three months ended March 31, 2015 from $2.2 million during the prior year period. The largest component of other income is late charges, which increased $406,000 during the three months ended March 31, 2015. The increase in late charges was due primarily to the implementation of a late fee as part of the modernization of North Carolina’s consumer finance law and a 1.5% increase in average finance receivables.

Provision for Credit Losses. Our provision for credit losses decreased $7.2 million, or 42.7%, to $9.7 million during the three months ended March 31, 2015 from $16.9 million during the prior year period. Annualized net charge-offs as a percentage of average finance receivables for the three months ended March 31, 2015 were 9.9%, a slight increase from 9.7% in the prior year period. Net charge-offs of $13.3 million during the three months ended March 31, 2015 exceeded the provision for credit losses as we released a portion of the allowance for credit losses recorded in 2014 for convenience checks.

Delinquencies 1 day and over past due as a percentage of total finance receivables as of March 31, 2015 improved to 19.2%, compared to 21.7% as of March 31, 2014 and 22.6% as of December 31, 2014. Delinquencies 1 day and over past due as a percentage of receivables was the lowest since our initial public offering in March 2012.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $12.7 million, or 64.0%, to $32.6 million during the three months ended March 31, 2015 from $19.9 million during the prior year period. Our revenue efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 62.1% during the three months ended March 31, 2015 from 40.1% during the prior year period. Our receivable efficiency ratio (general and administrative expense as a percentage of average finance receivables) increased to 24.1% during the three months ended March 31, 2015 from 15.1% during the prior year period. This increase was the result of adding 25 branches since March 31, 2014 and certain non-operating expenses, including compensation-related costs of $2.1 million and loan system implementation and termination costs of $0.6 million in the first quarter of 2015.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $8.6 million, or 76.8%, to $19.8 million during the three months ended March 31, 2015 from $11.2 million during the prior year period. This increase was primarily the result of adding 25 branches to our network since March 31, 2014. The increase is also attributable to non-operating compensation-related costs of $2.1 million incurred during the three months ended March 31, 2015, related to a Chief Executive Officer restricted stock grant and the retirement agreement with our former Vice Chairman. During the three months ended March 31, 2014, we also changed our vacation pay policy and recorded a $1.4 million benefit. In addition, during the three months ended March 31, 2015, we implemented a revised branch incentive plan that rewards employees in connection with corporate goals, resulting in a $1.8 million increase in personnel expense compared to the prior year period.

Occupancy. Occupancy expenses increased $0.7 million, or 20.6%, to $4.1 million during the three months ended March 31, 2015 from $3.4 million in the prior year period. The increase in occupancy expenses is the result of new branches opened, telecommunications upgrades, and increased data processing needs. Additionally, we frequently experience increases in rent as we renew existing leases. At March 31, 2014, we had 281 branches; whereas, at March 31, 2015, we had 306 branches.

Marketing. Marketing expenses increased $1.5 million, or 151.6%, to $2.5 million during the three months ended March 31, 2015 from $1.0 million during the prior year period. The increase was due to the increases in the volume of our mail campaigns, invitations to apply, and pre-qualified offers to support our 25 new branches and grow our large loan product category. We also increased mail support throughout the first quarter of 2015 to curtail the seasonal liquidation of our loan portfolios which is typical in our industry. Seasonal portfolio liquidation of $20.3 million during the three months ended March 31, 2015 was a 52.8% improvement compared to prior year seasonal portfolio liquidation of $43.0 million, primarily due to a 22.4% increase in net originations from the prior year period.

Other Expenses. Other expenses increased $1.9 million, or 45.0%, to $6.3 million during the three months ended March 31, 2015 from $4.3 million during the prior year period. The increase was primarily due to $0.6 million of non-operating expenses related to loan system implementation and termination costs, as well as increases for credit risk consulting, legal expense related to the securities class action lawsuit, executive compensation consulting and legal costs, and costs related to a larger number of branches.

Interest Expense. Interest expense on the senior revolving credit facility and other debt decreased $0.2 million, or 4.2%, to $3.6 million during the three months ended March 31, 2015 from $3.8 million during the prior year period. This decrease was due primarily to the decrease in the average balance of our senior revolving credit facility. The average cost of our senior revolving credit facility remained flat at 4.43% for the three months ended March 31, 2015 and 2014.

Income Taxes. Income taxes decreased $0.9 million, or 25.6%, to $2.5 million during the three months ended March 31, 2015 from $3.4 million during the prior year period. The decrease in income taxes was due to a decrease in our net income before taxes. The effective tax rate increased 50 basis points to 38.0% during the three months ended March 31, 2015 from 37.5% during the prior year period. The slight increase in the effective tax rate was primarily due to the state mix of taxable income.

Quarterly Information and Seasonality

Our loan volume and corresponding finance receivables follow seasonal trends. Demand for our loans is typically highest during the third and fourth quarter, largely due to customers borrowing money for back-to-school and holiday spending. With the exception of automobile loans, loan demand has generally been lowest during the first quarter, largely due to the timing of income tax refunds. During the remainder of the year, we typically experience loan growth from general operations. In addition, we typically generate higher loan volumes in the second half of the year from our direct mail campaigns, which are timed to coincide with seasonal consumer demand. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

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

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of March 31, 2015, these reserve requirements totaled $1.9 million. Additionally, we had a reserve for life insurance claims on our balance sheet of $214,000, as determined by the third party, unrelated ceding company.

Cash Flow.

Operating Activities. Net cash provided by operating activities decreased by $4.6 million, or 18.5%, to $20.4 million during the three months ended March 31, 2015 from $25.1 million during the prior year period. The decrease was primarily due to lower net income before provision for credit losses.

Investing Activities. Investing activities consist of finance receivables originated and purchased, net change in restricted cash, and the purchase of furniture and equipment for new and existing branches. Net cash used in investing activities for the three months ended March 31, 2015 was $6.7 million compared to net cash provided by investing activities of $29.3 million during the prior year period, a net decrease of $22.6 million. The decrease was primarily due to lower net repayments of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuance of common stock. During the three months ended March 31, 2015, net cash used in financing activities was $29.1 million, a change of $23.1 million compared to the $52.2 million net cash used in financing activities during the prior year period. The decrease in net cash used in financing activities was primarily a result of a decrease in net payments on the senior revolving credit facility due to decreased cash available from repayments of finance receivables.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into an amended and restated senior revolving credit facility with a syndicate of banks in January 2012, which was subsequently amended in July 2012, March 2013, May 2013, and November 2013. The amended and restated senior revolving credit facility provides for up to $500.0 million in availability, with a borrowing base of 85% of eligible finance receivables subject to adjustment at certain credit quality levels (81% as of March 31, 2015), and matures in May 2016. The facility has an accordion provision that allows for the expansion of the facility to $600.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. Alternatively, we may pay interest at a rate based on the prime rate (which was 3.25% as of March 31, 2015) plus a margin of 2.00%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $375.0 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $312.5 million at March 31, 2015. At March 31, 2015, we were in compliance with our debt covenants. In 2015, we intend to seek extension of the maturity date of the senior revolving credit facility or take other appropriate action to address repayment upon maturity. For a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We entered into interest rate caps in April 2015 to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. The interest rate caps are based on the one-month LIBOR contract, reimburse us for the difference when the one-month LIBOR exceeds 2.50%, and have a maturity of April 2018.

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

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost, except for interest rate caps which are carried at fair value. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

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

We evaluate the loans of customers in Chapter 13 bankruptcy for impairment as troubled debt restructurings. We have adopted the policy of aggregating loans with similar risk characteristics for purposes of computing the amount of impairment. In connection with the adoption of this practice, we compute the estimated impairment on our Chapter 13 bankrupt loans in the aggregate by discounting the projected cash flows at the original contract rates on the loan using the terms imposed by the bankruptcy court. We applied this method to each of our categories of loans.

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

We charge-off loans during the month the loan is contractually delinquent 180 days. Non-titled accounts in a confirmed Chapter 7 or Chapter 13 bankruptcy are charged off at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. We initiate repossession proceedings on certain loans when we have exhausted other means of collection and, in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed vehicles through public sales conducted by independent automobile auction organizations, after the required post-possession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

Income Recognition.

Interest income is recognized using the interest method (constant yield method). Therefore, we recognize revenue from interest at an equal rate over the term of the loan. Unearned finance charges on pre-compute contracts are rebated to customers utilizing statutory methods, which in many cases is the sum-of-the-years’ digits method. The difference between income recognized under the constant yield method and the statutory method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is suspended when no payment has been received for 90 days or more on a contractual basis. The accrual of income is not resumed until one or more full contractual monthly payments are received and the account is less than 90 days contractually delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed. If the account is charged off, the interest income is reversed as a reduction of interest and fee income.

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

Share-Based Compensation.

Our stock compensation plans are detailed in “Part I. Financial Statements, Note 8, Share-Based Compensation.” We measure compensation cost for share-based awards at estimated fair value and recognize compensation expense over the service period for awards expected to vest. All grants are made at 100% of fair value at the date of the grant. We use the closing stock price on the date of grant as the fair value of restricted stock and common stock awards. The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate, and expected life, changes to which can materially affect the fair value estimate. The expected volatility is based on the Company’s historical stock price volatility beginning in 2014. Prior to 2014, we used the performance of the common stock of a publicly traded company whose business is comparable to ours to estimate the volatility of our stock due to a lack of historical data of our own stock price. The risk-free rate is based on the zero coupon U.S. Treasury bond rate for the expected term of the award on the grant date. The expected term is calculated by using the simplified method due to insufficient historical data. In addition, the estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At March 31, 2015, our outstanding debt under our senior revolving credit facility was $313 million and interest on borrowings under this facility was approximately 4.43% for the quarter ended March 31, 2015, including amortization of debt issuance costs and an unused line fee. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at March 31, 2015, an increase of 100 basis points in the LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $781 of increased interest expense on an annual basis.

We entered into interest rate caps in April 2015 to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. The interest rate caps are based on the one-month LIBOR contract, reimburse us for the difference when the one-month LIBOR exceeds 2.50%, and have a maturity of April 2018.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors, executive officers, and shareholders (collectively, the “Defendants”). The complaint alleged violations of the Securities Act of 1933 (“1933 Act Claims”) and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s common stock in the September 2013 and December 2013 secondary public offerings. On August 25, 2014, Waterford Township Police & Fire Retirement System and City of Roseville Employees’ Retirement System were appointed as lead plaintiffs (collectively, the “Plaintiffs”). An amended complaint was filed on November 24, 2014. In addition to the 1933 Act Claims, the amended complaint also added claims for violations of the Securities Exchange Act of 1934 (“1934 Act Claims”) seeking unspecified compensatory damages on behalf of a purported class of purchasers of the Company’s common stock between May 2, 2013 and October 30, 2014, inclusive. On January 26, 2015, the Defendants filed motions to dismiss the amended complaint in its entirety. In response, the Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, the Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act Claims and seeks unspecified compensatory damages. The Defendants’ motions to dismiss the second amended complaint were filed on April 28, 2015. Plaintiffs’ opposition is due on June 12, 2015, and the Defendants’ reply is due on July 13, 2015. The Company believes that the claims against it are without merit and intends to defend against the litigation vigorously.

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

Other than with respect to the risk factor set forth below, there have been no material changes to our Risk Factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (which was filed with the SEC on March 16, 2015), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

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

REGIONAL MANAGEMENT CORP.
Date: May 8, 2015	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Employment Agreement, dated as of January 12, 2015, between Michael R. Dunn and Regional Management Corp.	8-K	001-35477	10.1	1/14/2015

10.2	Form of Retention Award Agreement	8-K	001-35477	10.1	3/13/2015

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2015 and the year ended December 31, 2014; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X