Form 10-Q
period 2015-06-30
Regional Management Corp.
filed 2015-07-31
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2015, the registrant had outstanding 12,893,621 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$4,793	$4,012
Gross finance receivables	704,862	663,432
Less unearned finance charges, insurance premiums, and commissions	(132,337)	(117,240)

Finance receivables	572,525	546,192
Allowance for credit losses	(36,171)	(40,511)

Net finance receivables	536,354	505,681
Property and equipment, net of accumulated depreciation	8,646	8,905
Deferred tax asset, net	2,305	1,870
Repossessed assets at net realizable value	407	556
Goodwill	716	716
Intangible assets, net	655	847
Other assets	7,105	7,683

Total assets	$560,981	$530,270

Liabilities and Stockholders’ Equity
Liabilities:
Senior revolving credit facility	$359,491	$341,419
Accounts payable and accrued expenses	10,733	10,528

Total liabilities	370,224	351,947
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value, 1,000,000 shares authorized, 12,889 and 12,748 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,289	1,275
Additional paid-in-capital	88,584	85,655
Retained earnings	100,884	91,393

Total stockholders’ equity	190,757	178,323

Total liabilities and stockholders’ equity	$560,981	$530,270

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Interest and fee income	$47,668	$42,962	$94,733	$87,041
Insurance income, net	3,120	2,481	6,049	5,776
Other income	2,213	1,994	4,743	4,201

Total revenue	53,001	47,437	105,525	97,018

Expenses
Provision for credit losses	12,102	13,620	21,814	30,564
Personnel	16,211	13,068	35,971	24,242
Occupancy	4,256	3,713	8,381	7,133
Marketing	2,009	1,750	4,480	2,732
Other	5,767	4,667	12,034	8,990

Total general and administrative expenses	28,243	23,198	60,866	43,097
Interest expense	3,932	3,556	7,536	7,319

Income before income taxes	8,724	7,063	15,309	16,038
Income taxes	3,316	2,649	5,818	6,014

Net income	$5,408	$4,414	$9,491	$10,024

Net income per common share:
Basic	$0.42	$0.35	$0.74	$0.79

Diluted	$0.41	$0.34	$0.73	$0.77

Weighted average shares outstanding:
Basic	12,845	12,691	12,812	12,673

Diluted	13,078	12,916	13,040	12,958

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Total
Balance, December 31, 2013	12,652	$1,265	$83,317	$76,591	$161,173
Issuance of restricted stock awards	73	7	(7)	—	—
Exercise of stock options	46	5	118	—	123
Excess tax benefit from exercise of stock options	—	—	161	—	161
Shares withheld related to net share settlement	(23)	(2)	(194)	—	(196)
Share-based compensation	—	—	2,260	—	2,260
Net income	—	—	—	14,802	14,802

Balance, December 31, 2014	12,748	1,275	85,655	91,393	178,323
Issuance of restricted stock awards, net of forfeiture	106	11	(11)	—	—
Exercise of stock options	95	9	—	—	9
Excess tax benefit from exercise of stock options	—	—	196	—	196
Shares withheld related to net share settlement	(60)	(6)	(316)	—	(322)
Share-based compensation	—	—	3,060	—	3,060
Net income	—	—	—	9,491	9,491

Balance, June 30, 2015	12,889	$1,289	$88,584	$100,884	$190,757

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$9,491	$10,024
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	21,814	30,564
Depreciation and amortization	1,771	2,034
Loss on disposal of property and equipment	339	3
Accretion of discounts on purchased receivables	(13)	(58)
Share-based compensation	3,223	473
Fair value adjustment on interest rate caps	172	—
Deferred income taxes, net	(435)	(1,806)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	341	(1,656)
Increase (decrease) in other liabilities	182	(593)

Net cash provided by operating activities	36,885	38,985

Cash flows from investing activities:
Net repayment (origination) of finance receivables	(52,474)	698
Purchase of property and equipment	(1,428)	(2,249)

Net cash used in investing activities	(53,902)	(1,551)

Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	18,072	(38,180)
Payments for debt issuance costs	(16)	(3)
Proceeds from exercise of stock options	—	90
Excess tax benefits from exercise of stock options	244	100
Taxes paid related to net share settlement of equity awards	(502)	—

Net cash provided by (used in) financing activities	17,798	(37,993)

Net change in cash	781	(559)
Cash at beginning of period	4,012	4,121

Cash at end of period	$4,793	$3,562

Supplemental cash flow information
Interest paid	$7,134	$7,022

Income taxes paid	$5,774	$8,034

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Note 1. Nature of Business

Regional Management Corp. (the “Company,” “we,” “us,” and “our”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans (branch small loans and convenience checks), large loans, automobile loans, retail loans, and related credit insurance. As of June 30, 2015, the Company operated offices in 316 locations in the states of Alabama (49 offices), Georgia (3 offices), New Mexico (17 offices), North Carolina (35 offices), Oklahoma (28 offices), South Carolina (70 offices), Tennessee (21 offices), and Texas (93 offices) under the names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit, and Sun Finance. The Company opened 10 new offices during the three months ended June 30, 2015.

Seasonality: The Company’s loan volume and corresponding finance receivables follow seasonal trends. Demand for the Company’s loans is typically highest during the third and fourth quarters, which the Company believes is largely due to customers borrowing money for back-to-school and holiday spending. With the exception of automobile loans, loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. During the remainder of the year, the Company typically experiences loan growth from general operations. In addition, the Company typically generates higher loan volumes in the second half of the year from direct mail campaigns, which are timed to coincide with seasonal consumer demand. Consequently, the Company experiences significant seasonal fluctuations in its operating results and cash needs.

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

Note 3. Finance Receivables, Allowance for Credit Losses, and Credit Quality Information

Finance receivables consisted of the following:

	June 30, 2015	December 31, 2014
Branch small loans	$140,161	$128,217
Convenience checks	174,786	191,316
Large loans	93,203	46,147
Automobile loans	139,593	154,382
Retail loans	24,782	26,130

Finance receivables	$572,525	$546,192

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$36,950	$34,325	$40,511	$30,089
Provision for credit losses	12,102	13,620	21,814	30,564
Charge-offs	(13,439)	(13,789)	(27,548)	(26,886)
Recoveries	558	428	1,394	817

Balance at end of period	$36,171	$34,584	$36,171	$34,584

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

	Balance April 1, 2015	Provision	Charge-offs	Recoveries	Balance June 30, 2015	Finance Receivables June 30, 2015	Allowance as Percentage of Finance Receivable June 30, 2015
Branch small loans	$6,750	$3,487	$(3,230)	$131	$7,138	$140,161	5.1%
Convenience checks	13,790	4,322	(7,133)	226	11,205	174,786	6.4%
Large loans	3,119	2,693	(492)	44	5,364	93,203	5.8%
Automobile loans	11,833	1,314	(2,153)	127	11,121	139,593	8.0%
Retail loans	1,458	286	(431)	30	1,343	24,782	5.4%

Total	$36,950	$12,102	$(13,439)	$558	$36,171	$572,525	6.3%

	Balance April 1, 2014	Provision	Charge-offs	Recoveries	Balance June 30, 2014	Finance Receivables June 30, 2014	Allowance as Percentage of Finance Receivable June 30, 2014
Branch small loans	$6,034	$3,340	$(3,177)	$103	$6,300	$107,598	5.9%
Convenience checks	12,448	7,300	(6,868)	124	13,004	167,858	7.7%
Large loans	2,150	314	(566)	88	1,986	42,996	4.6%
Automobile loans	11,883	2,117	(2,529)	84	11,555	171,777	6.7%
Retail loans	1,810	549	(649)	29	1,739	27,746	6.3%

Total	$34,325	$13,620	$(13,789)	$428	$34,584	$517,975	6.7%

	Balance January 1, 2015	Provision	Charge-offs	Recoveries	Balance June 30, 2015	Finance Receivables June 30, 2015	Allowance as Percentage of Finance Receivable June 30, 2015
Branch small loans	$6,960	$6,414	$(6,563)	$327	$7,138	$140,161	5.1%
Convenience checks	18,320	6,029	(13,660)	516	11,205	174,786	6.4%
Large loans	1,980	4,270	(1,004)	118	5,364	93,203	5.8%
Automobile loans	11,776	4,433	(5,457)	369	11,121	139,593	8.0%
Retail loans	1,475	668	(864)	64	1,343	24,782	5.4%

Total	$40,511	$21,814	$(27,548)	$1,394	$36,171	$572,525	6.3%

	Balance January 1, 2014	Provision	Charge-offs	Recoveries	Balance June 30, 2014	Finance Receivables June 30, 2014	Allowance as Percentage of Finance Receivable June 30, 2014
Branch small loans	$5,166	$6,862	$(5,940)	$212	$6,300	$107,598	5.9%
Convenience checks	10,204	15,414	(12,843)	229	13,004	167,858	7.7%
Large loans	2,233	643	(1,066)	176	1,986	42,996	4.6%
Automobile loans	10,827	6,262	(5,680)	146	11,555	171,777	6.7%
Retail loans	1,659	1,383	(1,357)	54	1,739	27,746	6.3%

Total	$30,089	$30,564	$(26,886)	$817	$34,584	$517,975	6.7%

Finance receivables associated with customers in bankruptcy as a percentage of total finance receivables was 1.1% as of June 30, 2015 and December 31, 2014. The following is a summary of the finance receivables associated with customers in bankruptcy as of the periods indicated:

	June 30, 2015	December 31, 2014
Branch small loans	$615	$582
Convenience checks	521	544
Large loans	1,335	1,260
Automobile loans	3,625	3,698
Retail loans	127	119

Total	$6,223	$6,203

The contractual delinquency of the finance receivable portfolio by component for the periods indicated are as follows:

	June 30, 2015
	Branch Small		Convenience Check		Large		Automobile		Retail		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Current	$112,740	80.4%	$143,057	81.8%	$80,157	86.1%	$97,983	70.2%	$20,487	82.7%	$454,424	79.4%
1 to 29 days past due	16,617	11.9%	18,168	10.4%	10,298	11.0%	32,991	23.6%	3,201	12.9%	81,275	14.2%

Delinquent accounts
30 to 59 days	3,908	2.7%	4,386	2.5%	1,385	1.5%	4,570	3.3%	416	1.6%	14,665	2.5%
60 to 89 days	2,453	1.8%	2,962	1.7%	586	0.6%	1,873	1.3%	239	1.0%	8,113	1.4%
90 to 119 days	1,763	1.3%	2,236	1.3%	360	0.3%	1,086	0.8%	188	0.8%	5,633	1.0%
120 to 149 days	1,413	1.0%	2,017	1.2%	260	0.3%	778	0.6%	129	0.5%	4,597	0.8%
150 to 179 days	1,267	0.9%	1,960	1.1%	157	0.2%	312	0.2%	122	0.5%	3,818	0.7%

Total delinquency	$10,804	7.7%	$13,561	7.8%	$2,748	2.9%	$8,619	6.2%	$1,094	4.4%	$36,826	6.4%

Total finance receivables	$140,161	100.0%	$174,786	100.0%	$93,203	100.0%	$139,593	100.0%	$24,782	100.0%	$572,525	100.0%

Finance receivables in nonaccrual status	$4,443	3.2%	$6,213	3.6%	$777	0.8%	$2,176	1.6%	$439	1.8%	$14,048	2.5%

	December 31, 2014
	Branch Small		Convenience Check		Large		Automobile		Retail		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Current	$104,003	81.1%	$154,833	80.9%	$36,658	79.4%	$105,424	68.3%	$21,424	82.0%	$422,342	77.4%
1 to 29 days past due	13,967	10.9%	19,318	10.1%	7,383	16.0%	38,656	25.0%	3,390	13.0%	82,714	15.1%

Delinquent accounts
30 to 59 days	3,647	2.8%	5,134	2.7%	1,036	2.3%	5,651	3.7%	483	1.8%	15,951	2.9%
60 to 89 days	2,275	1.8%	4,442	2.3%	483	1.0%	2,114	1.4%	310	1.2%	9,624	1.8%
90 to 119 days	1,857	1.4%	3,312	1.8%	263	0.6%	1,266	0.8%	201	0.8%	6,899	1.2%
120 to 149 days	1,478	1.2%	2,343	1.2%	204	0.4%	758	0.5%	205	0.8%	4,988	0.9%
150 to 179 days	990	0.8%	1,934	1.0%	120	0.3%	513	0.3%	117	0.4%	3,674	0.7%

Total delinquency	$10,247	8.0%	$17,165	9.0%	$2,106	4.6%	$10,302	6.7%	$1,316	5.0%	$41,136	7.5%

Total finance receivables	$128,217	100.0%	$191,316	100.0%	$46,147	100.0%	$154,382	100.0%	$26,130	100.0%	$546,192	100.0%

Finance receivables in nonaccrual status	$4,325	3.4%	$7,589	4.0%	$587	1.3%	$2,537	1.6%	$523	2.0%	$15,561	2.8%

Following is a summary of finance receivables evaluated for impairment for the periods indicated:

	June 30, 2015
	Branch Small	Convenience Check	Large	Automobile	Retail	Total
Customers in bankruptcy specifically evaluated	$615	$521	$1,335	$3,625	$127	$6,223
Finance receivables evaluated collectively	139,546	174,265	91,868	135,968	24,655	566,302

Finance receivables outstanding	$140,161	$174,786	$93,203	$139,593	$24,782	$572,525

Accounts in bankruptcy in nonaccrual status	$98	$81	$92	$135	$18	$424

Amount of the specific reserve for impaired accounts	$164	$133	$376	$946	$19	$1,638

Amount of the general component of the allowance	$6,974	$11,072	$4,988	$10,175	$1,324	$34,533

	December 31, 2014
	Branch Small	Convenience Check	Large	Automobile	Retail	Total
Customers in bankruptcy specifically evaluated	$582	$544	$1,260	$3,698	$119	$6,203
Finance receivables evaluated collectively	127,635	190,772	44,887	150,684	26,011	539,989

Finance receivables outstanding	$128,217	$191,316	$46,147	$154,382	$26,130	$546,192

Accounts in bankruptcy in nonaccrual status	$140	$159	$133	$559	$16	$1,007

Amount of the specific reserve for impaired accounts	$143	$165	$309	$981	$18	$1,616

Amount of the general component of the allowance	$6,817	$18,155	$1,671	$10,795	$1,457	$38,895

Average recorded investment in impaired finance receivables for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Branch small	$526	$1,470	$521	$1,632
Convenience check	618	1,315	605	1,349
Large	1,276	1,796	1,271	1,828
Automobile	3,603	4,305	3,637	4,303
Retail	130	280	126	311

Total average recorded investment	$6,153	$9,166	$6,160	$9,423

Impaired finance receivables previously included receivables that were delinquent 180 days and over. Beginning in September 2014, finance receivables that reach 180 days delinquent are charged-off.

It is not practical to compute the amount of interest earned on impaired loans.

Note 4. Debt

The Company’s senior revolving credit facility contains restrictive covenants. At June 30, 2015, the Company was in compliance with all debt covenants. As of June 30, 2015, the Company had $140,509 of unused capacity on the credit facility. Advances on this agreement are at 85% of eligible finance receivables and are subject to adjustment at certain credit quality levels (84% as of June 30, 2015).

Note 5. Interest Rate Caps

On April 1, 2015, the Company purchased interest rate caps. The interest rate cap contracts have an aggregate notional principal amount of $150,000, a 2.5% strike rate against one-month LIBOR rates, and mature in April 2018. When the one-month LIBOR exceeds 2.5%, the counterparty reimburses the Company for the excess over 2.5%. No payment is required by the Company or the counterparty when the one-month LIBOR is below 2.5%. The following is a summary of changes in the rate caps:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Balance at beginning of period	$—	$—
Purchases	577	577
Fair value adjustment included as an (increase) in interest expense	(172)	(172)

Balance sheet at end of period, included in other assets	$405	$405

Note 6. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Finance receivables: Finance receivables are originated at prevailing market rates. The Company’s finance receivable portfolio turns approximately 1.6 times per year. The portfolio turnover is calculated by dividing payments and renewals by the average finance receivables. Management believes that the carrying value approximates the fair value of its finance receivable portfolio.

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

Debt: The Company refinanced its senior revolving credit facility in January 2012, and further amended the senior revolving credit facility in July 2012, March 2013, May 2013, and November 2013. As a result of the refinancing, the Company believes that the fair value of this variable rate debt approximates its carrying value at June 30, 2015. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$4,793	$4,793	$4,012	$4,012
Restricted cash	1,900	1,900	1,900	1,900
Level 2 inputs
Interest rate caps	405	405	—	—
Level 3 inputs
Net finance receivables	536,354	536,354	505,681	505,681
Repossessed assets	407	407	556	556
Liabilities
Level 3 inputs
Senior revolving credit facility	359,491	359,491	341,419	341,419

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

Note 7. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$5,408	$4,414	$9,491	$10,024

Denominator:
Weighted average shares outstanding for basic earnings per share	12,845	12,691	12,812	12,673
Effect of dilutive securities	233	225	228	285

Weighted average shares adjusted for dilutive securities	13,078	12,916	13,040	12,958

Earnings per share:
Basic	$0.42	$0.35	$0.74	$0.79

Diluted	$0.41	$0.34	$0.73	$0.77

Options to purchase 477 and 405 shares of common stock were outstanding during the three and six months ended June 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 8. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”). Subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2015 Plan may not exceed the sum of (i) 350 shares plus (ii) any shares (A) remaining available for the grant of awards as of the effective date under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses. As of the effectiveness of the 2015 Plan, there were 922 shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. As of June 30, 2015, there were 580 shares available for grant under the 2015 plan.

As of June 30, 2015, unrecognized share-based compensation expense to be recognized over future periods approximated $6,851. This amount will be recognized as expense over a weighted-average period of 2.3 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity except where otherwise noted.

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

Long-term incentive program: The Company issues nonqualified stock options, performance-contingent restricted stock units (“RSU”), and cash-settled performance shares (“PS”) under a long-term incentive program. Recurring annual grants are at the discretion of the Board and have been granted in October 2014, for the 2014 calendar year, and in April 2015, for the 2015 calendar year. The grants cliff vest at the end of the third calendar year, subject to continued employment or as otherwise provided in the agreements. The actual value of the RSU and PS that may be earned can range from 0% to 150% of target based on the achievement of EBITDA and net income per share performance targets over a three-year period.

Inducement and retention program: From time to time, the Company issues share-based awards in conjunction with employment offers to select new executives and retention grants to select existing employees. The Company issues these awards to attract and retain talent and to provide market competitive compensation. The grants have various vesting terms which include fully-vested awards at the grant date and graded vesting over two- to five-year periods (subject to continued employment or as otherwise provided in the agreements).

Board compensation program: In October 2013, the Board revised its standard compensation arrangement for its non-employee directors. Effective for annual service years beginning in 2014, the Company awards its non-employee directors a cash retainer and shares of restricted common stock. The restricted stock awards occur five days following the Company’s annual meeting of stockholders and are fully vested upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company. The Board revised the compensation arrangement in April 2015 to provide that the equity portion of the compensation program be split evenly between restricted stock awards and nonqualified stock options, with the stock options immediately vested on the grant date.

The following are the terms and amounts of the awards issued under the Company’s share-based incentive programs:

Stock options: The exercise price of all stock options is equal to the Company’s closing stock price on the date of grant. Stock options granted are subject to various vesting terms which include graded and cliff vesting over two- to five-year vesting periods. In addition, all stock options vest and become exercisable in full under certain circumstances following the occurrence of a Change of Control (as defined in the option award agreements). Participants who are awarded options must exercise their options within a maximum of ten years of the grant date.

The fair value of option grants are estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the six months ended June 30, 2015. No stock options were granted in the three or six months ended June 30, 2014.

2015
Expected volatility	47.18%
Expected dividends	0.00%
Expected term (in years)	6.17
Risk-free rate	1.62%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the six months ended June 30, 2015:

	Number of Shares	Weighted- Average Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding, beginning of the year	896	$11.63
Granted	297	15.26
Exercised	(95)	6.96
Forfeited	(17)	16.03
Expired	—	—

Options outstanding at June 30, 2015	1,081	$12.97	5.5	$5,713

Options exercisable at June 30, 2015	629	$10.26	3.0	$4,872

Available for grant at June 30, 2015	580

The following table provides additional stock option information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average grant date fair value per share	$6.95	$—	$7.08	$—
Intrinsic value of options exercised	$636	$316	$894	$316
Fair value of stock options that vested	$411	$698	$851	$698

Restricted stock units: Compensation expense for restricted stock units is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes restricted stock unit activity during the six months ended June 30, 2015. No restricted stock units were granted in the three or six months ended June 30, 2014:

	Units	Weighted-Average Grant Date Fair Value
Non-vested units, beginning of the year	35	$17.76
Granted	92	14.75
Vested	—	—
Forfeited	(7)	17.76

Non-vested units, at June 30, 2015	120	$15.46

The following table provides additional restricted stock unit information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average grant date fair value per unit	$14.75	$—	$14.75	$—

Cash-settled performance units: Cash-settled performance units will be settled in cash at the end of the performance measurement period and are classified as a liability. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes cash-settled performance unit activity during the six months ended June 30, 2015. No cash-settled performance units were granted in the three or six months ended June 30, 2014:

	Units	Weighted-Average Grant Date Fair Value
Non-vested units, beginning of the year	629	$1.00
Granted	1,357	1.00
Vested	—	—
Forfeited	(125)	1.00

Non-vested units, at June 30, 2015	1,861	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

In January 2015, the Company entered into an Employment Agreement with its Chief Executive Officer. Pursuant to the Employment Agreement, the Company granted the executive 99 fully-vested shares of common stock, subject to a holding period requirement, and recognized $1,530 of expense during the six months ended June 30, 2015.

The following table summarizes restricted stock activity during the six months ended June 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, beginning of the year	60	$15.91
Granted	118	15.29
Vested	(145)	15.17
Forfeited	(12)	17.76

Non-vested shares, at June 30, 2015	21	$16.47

The following table provides additional restricted stock information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average grant date fair value per share	$16.30	$15.34	$15.29	$15.34
Fair value of restricted stock awards that vested	$698	$—	$2,198	$—

Note 9. Commitments and Contingencies

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors, executive officers, and shareholders (collectively, the “Defendants”). The complaint alleged violations of the Securities Act of 1933 (“1933 Act Claims”) and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s common stock in the September 2013 and December 2013 secondary public offerings. On August 25, 2014, Waterford Township Police & Fire Retirement System and City of Roseville Employees’ Retirement System were appointed as lead plaintiffs (collectively, the “Plaintiffs”). An amended complaint was filed on November 24, 2014. In addition to the 1933 Act Claims, the amended complaint also added claims for violations of the Securities Exchange Act of 1934 (“1934 Act Claims”) seeking unspecified compensatory damages on behalf of a purported class of purchasers of the Company’s common stock between May 2, 2013 and October 30, 2014, inclusive. On January 26, 2015, the Defendants filed motions to dismiss the amended complaint in its entirety. In response, the Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, the Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act Claims and seeks unspecified compensatory damages. The Defendants’ motions to dismiss the second amended complaint were filed on April 28, 2015, the Plaintiffs’ opposition was filed on June 12, 2015, and the Defendants’ reply was filed on July 13, 2015. The motions remain under consideration by the Court. The Company believes that the claims against it are without merit and intends to defend against the litigation vigorously.

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

The Company contests liability and the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability has been incurred and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to net income. As of June 30, 2015, the Company has accrued $523 for these matters. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of loss. In addition, even where a loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the risks set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (which was filed with the SEC on March 16, 2015). The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements contained elsewhere in this report, as well as our audited consolidated financial statements, including the notes thereto, and the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015.

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 316 locations in the states of Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, and Texas as of June 30, 2015. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform that includes our branches, direct mail campaigns, automobile dealerships, online credit application networks, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Loans – Our small loan portfolio is comprised of branch small loan and convenience check receivables. As of June 30, 2015, we had approximately 273,400 small loans outstanding, representing $314.9 million in finance receivables. This includes 112,000 branch small installment loans and 161,400 convenience check loans, representing $140.2 million and $174.8 million in finance receivables, respectively.

•	Large Loans – As of June 30, 2015, we had approximately 24,300 large installment loans outstanding, representing $93.2 million in finance receivables.

•	Automobile Loans – As of June 30, 2015, we had approximately 16,000 automobile purchase loans outstanding, representing $139.6 million in finance receivables. This includes 8,300 indirect automobile loans and 7,700 direct automobile loans, representing $80.4 million and $59.2 million in finance receivables, respectively.

•	Retail Loans – As of June 30, 2015, we had approximately 23,900 retail purchase loans outstanding, representing $24.8 million in finance receivables.

•	Insurance Products – We offer optional payment protection insurance options to customers of our direct loan products.

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

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees from our loan products is largely driven by the amount of loans that we originate and purchase. We originated or purchased approximately 172,900 and 143,500 new loan accounts during 2013 and 2014, respectively. Average finance receivables grew 10.9% from $477.4 million in 2013 to $529.5 million in 2014. We originated or purchased approximately 57,300 and 61,500 new loan accounts during the first six months of 2014 and 2015, respectively. Average finance receivables grew 5.0% from $518.5 million in the first six months of 2014 to $544.2 in the first six months of 2015. We source our loans through our branches and our direct mail program, as well as through automobile dealerships and retailers that partner with us. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened or acquired 43 and 36 new branches in 2013 and 2014, respectively. We opened or acquired 29 and 16 new branches in the first six months of 2014 and 2015, respectively. We believe we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network. A minimum of 25 to 30 branches are scheduled to be opened during 2015.

Product Mix. We offer a number of different loan products, including small loans (comprised of branch small loans and convenience checks), large loans, automobile loans, and retail loans. We charge different interest rates and fees and are exposed to different credit risks with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we may further diversify our product mix in the future.

Asset Quality. Our results of operations are highly dependent upon the quality of our asset portfolio. We recorded a $21.8 million provision for credit losses during the first six months of 2015 (or 8.0% of average finance receivables) and a $30.6 million provision for credit losses during the first six months of 2014 (or 11.8% as a percentage of average finance receivables). We recorded a $69.1 million provision for credit losses during 2014 (or 13.0% as a percentage of average finance receivables). The quality of our asset portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent service and collection of the portfolio, and respond to changing economic conditions as we grow our loan portfolio.

Allowance for Credit Losses. We evaluate losses in each of our loan categories in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables (in thousands):

	As of June 30, 2015			As of December 31, 2014
	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Branch small loans	$140,161	$7,138	5.1%	$128,217	$6,960	5.4%
Convenience checks	174,786	11,205	6.4%	191,316	18,320	9.6%
Large loans	93,203	5,364	5.8%	46,147	1,980	4.3%
Automobile loans	139,593	11,121	8.0%	154,382	11,776	7.6%
Retail loans	24,782	1,343	5.4%	26,130	1,475	5.6%

Total	$572,525	$36,171	6.3%	$546,192	$40,511	7.4%

The allowance for credit losses uses the net charge-off rate for the most recent six months (branch small loans and convenience checks), ten months (retail loans), eleven months (large loans), and twelve months (automobile loans) as a percentage of the most recent month-end balance of loans as a key data point in estimating the allowance. Based on our 2015 evaluation of the effective lives of our loan categories, large loans were updated to use an eleven month effective life rather than ten. This added $0.4 million to the allowance for credit losses during the six months ended June 30, 2015. The effective life for large loans may increase to twelve months by the end of 2015. As we continue to grow our large loan portfolio, we are originating longer term loans, thus increasing the effective life of large loans. We believe that the primary underlying factors driving the provision for credit losses for each of these loan types are our underwriting standards, the general economic conditions in the areas in which we conduct business, portfolio growth, and the effectiveness of our collection efforts. In addition, gasoline prices and the market for repossessed automobiles at auction are additional underlying factors that we believe influence the provision for credit losses for automobile purchase loans and, to a lesser extent, large loans. We monitor these factors, the amount and past due status of delinquencies, and the slow file (which consists of all loans one or more days past due) to identify trends that might require us to modify the allowance for credit losses accordingly.

Interest Rates. Our costs of funds are affected by changes in interest rates, and the interest rate that we pay on our senior revolving credit facility is a floating rate. A previous interest rate cap matured unused in March 2014. In April 2015, we entered into another interest rate management transaction to replace the matured interest rate cap. The interest rate cap contracts have an aggregate notional principal amount of $150.0 million with a 2.5% strike rate against one-month LIBOR rates and mature in April 2018.

Operating Costs. Our financial results are impacted by the costs of operating our branch offices and corporate functions. Those costs are included in general and administrative expenses on our consolidated statements of income. One of our operating metrics is our efficiency ratio, which is calculated by dividing the sum of general and administrative expenses by total revenue or average finance receivables. Our revenue efficiency ratio was 57.7% for the first six months of 2015 compared to 44.4% for the same period of 2014, and our annualized receivable efficiency ratio was 22.4% for the first six months of 2015, compared to 16.6% for the same period of 2014. The increase was primarily the result of adding 23 branches to our network since June 30, 2014, and certain non-operating expenses, including compensation-related costs of $2.1 million, as well as increases in marketing, credit risk consulting, and legal costs.

Components of Results of Operations

Interest and Fee Income. Our interest and fee income consists primarily of interest earned on outstanding loans. We cease accruing interest on a loan when the customer is contractually past due 90 days. Interest accrual resumes when the customer makes at least one full payment and the account is less than 90 days contractually past due. If the account is charged off, the interest accrual is reversed as a reduction of interest and fee income during the period the charge-off occurs.

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

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans and net of commission on new business). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. As of June 30, 2015, we had pledged a $1.9 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment, fees for extending the due date of a loan, and returned check charges.

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we judge as sufficient to maintain an allowance for credit losses at an adequate level to provide for estimated losses on the related finance receivables portfolio. Credit loss experience, delinquency of finance receivables, portfolio growth, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that reflects our estimate of losses over the effective life in our loan portfolios. Therefore, changes in our charge-off rates may result in changes to our provision for credit losses. Future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance.

General and Administrative Expenses. Our general and administrative expenses are comprised of four categories: personnel, occupancy, marketing, and other. We measure our general and administrative expenses as a percentage of total revenue, which we refer to as our revenue efficiency ratio, and as a percentage of average finance receivables, which we refer to as our receivable efficiency ratio.

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

Our marketing expenses consist primarily of costs associated with our direct mail campaigns (including postage and costs associated with selecting recipients) and maintaining our website, as well as telephone directory advertisements and some local marketing by branches. These costs are expensed as incurred.

Other expenses consist primarily of legal, audit, consulting, director compensation, bank service charges, office supplies, credit bureau charges, and postage.

Our general and administrative expenses have increased as a result of the additional legal, accounting, insurance, and other expenses associated with being a growing company. We expect compliance costs to continue to increase due to the regulatory environment in the consumer finance industry, and we expect legal costs to continue to increase as a result of the securities class action lawsuit. For a discussion regarding how risks and uncertainties associated with legal proceedings and the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Interest Expense. Our interest expense consists primarily of interest payable, unused line fees, and amortization of debt issuance costs in respect of borrowings under our senior revolving credit facility. In April 2015, we purchased interest rate caps with an aggregate notional principal amount of $150.0 million as economic safeguards against the variability of future interest rates.

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

Results of Operations

The following table summarizes our results of operations, both in dollars (in thousands) and as a percentage of total revenue:

	2Q’15		2Q’14		YTD’15		YTD’14
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue
Interest and fee income	$47,668	89.9%	$42,962	90.6%	$94,733	89.8%	$87,041	89.7%
Insurance income, net	3,120	5.9%	2,481	5.2%	6,049	5.7%	5,776	6.0%
Other income	2,213	4.2%	1,994	4.2%	4,743	4.5%	4,201	4.3%

Total revenue	53,001	100.0%	47,437	100.0%	105,525	100.0%	97,018	100.0%

Expenses
Provision for credit losses	12,102	22.8%	13,620	28.7%	21,814	20.7%	30,564	31.5%

Personnel	16,211	30.6%	13,068	27.6%	35,971	34.1%	24,242	25.0%
Occupancy	4,256	8.0%	3,713	7.8%	8,381	7.9%	7,133	7.4%
Marketing	2,009	3.8%	1,750	3.7%	4,480	4.2%	2,732	2.8%
Other	5,767	10.9%	4,667	9.8%	12,034	11.5%	8,990	9.2%

Total general and administrative	28,243	53.3%	23,198	48.9%	60,866	57.7%	43,097	44.4%

Interest expense	3,932	7.4%	3,556	7.5%	7,536	7.1%	7,319	7.6%

Income before income taxes	8,724	16.5%	7,063	14.9%	15,309	14.5%	16,038	16.5%
Income taxes	3,316	6.3%	2,649	5.6%	5,818	5.5%	6,014	6.2%

Net income	$5,408	10.2%	$4,414	9.3%	$9,491	9.0%	$10,024	10.3%

The following table summarizes our results of operations, both in dollars (in thousands) and as a percentage of average receivables:

	2Q’15		2Q’14		YTD’15		YTD’14
	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$47,668	34.7%	$42,962	33.9%	$94,733	34.8%	$87,041	33.6%
Insurance income, net	3,120	2.3%	2,481	2.0%	6,049	2.2%	5,776	2.2%
Other income	2,213	1.5%	1,994	1.5%	4,743	1.8%	4,201	1.6%

Total revenue	53,001	38.5%	47,437	37.4%	105,525	38.8%	97,018	37.4%

Expenses
Provision for credit losses	12,102	8.8%	13,620	10.7%	21,814	8.0%	30,564	11.8%

Personnel	16,211	11.8%	13,068	10.3%	35,971	13.2%	24,242	9.4%
Occupancy	4,256	3.1%	3,713	2.9%	8,381	3.1%	7,133	2.8%
Marketing	2,009	1.5%	1,750	1.4%	4,480	1.6%	2,732	1.1%
Other	5,767	4.1%	4,667	3.7%	12,034	4.5%	8,990	3.3%

Total general and administrative	28,243	20.5%	23,198	18.3%	60,866	22.4%	43,097	16.6%

Interest expense	3,932	2.9%	3,556	2.8%	7,536	2.8%	7,319	2.8%

Income before income taxes	8,724	6.3%	7,063	5.6%	15,309	5.6%	16,038	6.2%
Income taxes	3,316	2.4%	2,649	2.1%	5,818	2.1%	6,014	2.3%

Net income	$5,408	3.9%	$4,414	3.5%	$9,491	3.5%	$10,024	3.9%

The following tables, provided on pages 20-24, summarize key financial data (dollars in thousands):

	Net Loans Originated (1)
	2Q’15	1Q’15	2Q’14	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	YoY $ Inc (Dec)	YoY % Inc (Dec)
Branch small loans	$80,818	$51,371	$62,751	$29,447	57.3%	$18,067	28.8%
Convenience checks	90,745	60,653	84,576	30,092	49.6%	6,169	7.3%
Large loans	46,134	29,829	13,020	16,305	54.7%	33,114	254.3%
Automobile loans	11,802	14,590	18,786	(2,788)	-19.1%	(6,984)	-37.2%
Retail loans	8,136	6,727	7,345	1,409	20.9%	791	10.8%

Total net loans originated	$237,635	$163,170	$186,478	$74,465	45.6%	$51,157	27.4%

(1)	Represents the balance of loan origination and refinancing net of unearned finance charges

	Other Key Metrics
	2Q’15	1Q’15	2Q’14
Net charge-offs	$12,881	$13,273	$13,361
Percentage of average finance receivables (annualized)	9.4%	9.9%	10.5%

Provision for credit losses	$12,102	$9,712	$13,620
Percentage of average finance receivables (annualized)	8.8%	7.3%	10.7%
Percentage of total revenue	22.8%	18.5%	28.7%

General and administrative expenses	$28,243	$32,623	$23,198
Percentage of average finance receivables (annualized)	20.5%	24.4%	18.3%
Percentage of total revenue	53.3%	62.1%	48.9%

Same store results:
Finance receivables at period-end	$545,928	$501,393	$484,048
Finance receivable growth rate	8.0%	1.1%	6.6%
Number of branches in calculation	281	264	232

	Finance Receivables by Product
	2Q’15	1Q’15	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	2Q’14	YoY $ Inc (Dec)	YoY % Inc (Dec)
Branch small loans	$140,161	$121,649	$18,512	15.2%	$107,598	$32,563	30.3%
Convenience checks	174,786	170,013	4,773	2.8%	167,858	6,928	4.1%
Large loans	93,203	63,338	29,865	47.2%	42,996	50,207	116.8%
Automobile loans	139,593	146,724	(7,131)	-4.9%	171,777	(32,184)	-18.7%
Retail loans	24,782	24,183	599	2.5%	27,746	(2,964)	-10.7%

Total finance receivables	$572,525	$525,907	$46,618	8.9%	$517,975	$54,550	10.5%

Number of branches at period end	316	306	10	3.3%	293	23	7.8%
Average finance receivables per branch	$1,812	$1,719	$93	5.4%	$1,768	$44	2.5%

	2Q’14	1Q’14	QoQ $ Inc (Dec)	QoQ % Inc (Dec)
Total finance receivables	$517,975	$501,734	$16,241	3.2%

	Contractual Delinquency by Aging
	2Q’15		1Q’15		4Q’14		2Q’14
Allowance for credit losses	$36,171	6.3%	$36,950	7.0%	$40,511	7.4%	$34,584	6.7%

Current	454,424	79.4%	425,088	80.8%	422,342	77.4%	395,791	76.4%
1 to 29 days past due	81,275	14.2%	67,653	12.9%	82,714	15.1%	87,799	17.0%

Delinquent accounts:
30 to 59 days	14,665	2.5%	11,596	2.2%	15,951	2.9%	14,984	2.9%
60 to 89 days	8,113	1.4%	6,824	1.3%	9,624	1.8%	6,772	1.3%
90 to 119 days	5,633	1.0%	4,844	0.9%	6,899	1.2%	4,435	0.9%
120 to 149 days	4,597	0.8%	4,881	0.9%	4,988	0.9%	3,206	0.6%
150 to 179 days	3,818	0.7%	5,021	1.0%	3,674	0.7%	2,155	0.4%
180 days and over	—	0.0%	—	0.0%	—	0.0%	2,833	0.5%

Total contractual delinquency	$36,826	6.4%	$33,166	6.3%	$41,136	7.5%	$34,385	6.6%

Total finance receivables	$572,525	100.0%	$525,907	100.0%	$546,192	100.0%	$517,975	100.0%

1 day and over past due	$118,101	20.6%	$100,819	19.2%	$123,850	22.6%	$122,184	23.6%

	Contractual Delinquency by Product
	2Q’15		1Q’15		4Q’14		2Q’14
Branch small loans	$10,804	7.7%	$8,890	7.3%	$10,247	8.0%	$8,525	7.9%
Convenience checks	13,561	7.8%	14,681	8.6%	17,165	9.0%	11,197	6.7%
Large loans	2,748	2.9%	1,704	2.7%	2,106	4.6%	2,437	5.7%
Automobile loans	8,619	6.2%	6,854	4.7%	10,302	6.7%	10,981	6.4%
Retail loans	1,094	4.4%	1,037	4.3%	1,316	5.0%	1,245	4.5%

Total contractual delinquency	$36,826	6.4%	$33,166	6.3%	$41,136	7.5%	$34,385	6.6%

	Quarterly Trend
	2Q’14	3Q’14	4Q’14	1Q’15	2Q’15	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$42,962	$48,792	$48,964	$47,065	$47,668	$603	$4,706
Insurance income, net	2,481	2,636	2,261	2,929	3,120	191	639
Other income	1,994	2,481	2,567	2,530	2,213	(317)	219

Total revenue	47,437	53,909	53,792	52,524	53,001	477	5,564

Expenses
Provision for credit losses	13,620	22,542	15,950	9,712	12,102	(2,390)	1,518

Personnel	13,068	14,042	17,099	19,760	16,211	3,549	(3,143)
Occupancy	3,713	4,179	4,115	4,125	4,256	(131)	(543)
Marketing	1,750	1,756	1,842	2,471	2,009	462	(259)
Other	4,667	5,307	5,340	6,267	5,767	500	(1,100)

Total general and administrative	23,198	25,284	28,396	32,623	28,243	4,380	(5,045)
Interest expense	3,556	3,848	3,780	3,604	3,932	(328)	(376)

Income before income taxes	7,063	2,235	5,666	6,585	8,724	2,139	1,661
Income taxes	2,649	838	2,285	2,502	3,316	(814)	(667)

Net income	$4,414	$1,397	$3,381	$4,083	$5,408	$1,325	$994

Net income per common share:
Basic	$0.35	$0.11	$0.27	$0.32	$0.42	$0.10	$0.07

Diluted	$0.34	$0.11	$0.26	$0.31	$0.41	$0.10	$0.07

Weighted-average shares outstanding:
Basic	12,691	12,714	12,744	12,838	12,845	(7)	(154)

Diluted	12,916	12,934	12,955	13,061	13,078	(17)	(162)

	2Q’14	3Q’14	4Q’14	1Q’15	2Q’15	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	503,995	522,820	530,270	507,742	560,981	53,239	56,986

Finance receivables	517,975	543,353	546,192	525,907	572,525	46,618	54,550

Allowance for credit losses	34,584	43,301	40,511	36,950	36,171	779	(1,587)

Senior revolving credit facility	324,570	339,323	341,419	312,538	359,491	46,953	34,921

	Headcount Trend
	2Q’14	3Q’14	4Q’14	1Q’15	2Q’15	QoQ Inc (Dec)	YoY Inc (Dec)
Branch headcount	1,176	1,313	1,335	1,273	1,205	(68)	29
2015 new branches				15	40	25	40

Total branch headcount	1,176	1,313	1,335	1,288	1,245	(43)	69
Home office headcount	88	92	105	125	120	(5)	32

Total headcount	1,264	1,405	1,440	1,413	1,365	(48)	101

Number of branches	293	296	300	306	316	10	23

	General & Administrative Expenses Trend
	2Q’14	3Q’14	4Q’14	1Q’15	2Q’15	QoQ $ B(W)	YoY $ B(W)
Branch G&A expenses	$15,525	$16,866	$18,020	$19,284	$16,596	$2,688	$(1,071)
2015 new branches				86	498	(412)	(498)

Total branch G&A expenses	15,525	16,866	18,020	19,370	17,094	2,276	(1,569)
Marketing	1,750	1,756	1,842	2,471	2,009	462	(259)
Home office G&A expenses	5,923	6,662	8,534	10,782	9,140	1,642	(3,217)

Total G&A expenses	$23,198	$25,284	$28,396	$32,623	$28,243	$4,380	$(5,045)

	Net Loans Originated (1)
	YTD’15	YTD’14	YTD $ Inc (Dec)	YTD % Inc (Dec)
Branch small loans	$132,189	$105,597	$26,592	25.2%
Convenience checks	151,398	137,233	14,165	10.3%
Large loans	75,963	23,378	52,585	224.9%
Automobile loans	26,392	37,684	(11,292)	-30.0%
Retail loans	14,863	15,862	(999)	-6.3%

Total net loans originated	$400,805	$319,754	$81,051	25.3%

(1)	Represents the balance of loan origination and refinancing net of unearned finance charges

	Other Key Metrics
	YTD’15	YTD’14
Net charge-offs	$26,154	$26,069
Percentage of average finance receivables (annualized)	9.6%	10.1%

Provision for credit losses	$21,814	$30,564
Percentage of average finance receivables (annualized)	8.0%	11.8%
Percentage of total revenue	20.7%	31.5%

General and administrative expenses	$60,866	$43,097
Percentage of average finance receivables (annualized)	22.4%	16.6%
Percentage of total revenue	57.7%	44.4%

Comparison of June 30, 2015, Versus June 30, 2014

The following is a discussion of the changes in finance receivables by product type:

•	Branch Small Loans – Branch small loans outstanding increased by $32.6 million, or 30.3%, to $140.2 million at June 30, 2015, from $107.6 million at June 30, 2014. The growth in receivables at the branches opened in 2014 and 2015 contributed to the growth in overall branch small loans outstanding.

•	Convenience Checks – Convenience checks outstanding increased by $6.9 million, or 4.1%, to $174.8 million at June 30, 2015, from $167.9 million at June 30, 2014. Our direct mail campaigns drove loan growth in existing and new branches.

•	Large Loans – Large loans outstanding increased by $50.2 million, or 116.8%, to $93.2 million at June 30, 2015, from $43.0 million at June 30, 2014. The increase was primarily due to the addition of expertise in this product type and increased marketing.

•	Automobile Loans – Automobile loans outstanding decreased by $32.2 million, or 18.7%, to $139.6 million at June 30, 2015, from $171.8 million at June 30, 2014. This decrease is due to our strategic decision to constrain capital in the highly competitive automobile category. In August 2014, our AutoCredit Source branches were re-branded as Regional Finance branches, and we now offer all loan products in these branches with less focus on indirect automobile purchase loans. We anticipate that the automobile loan portfolio will continue to liquidate in the short term as we refine our business practices in this segment.

•	Retail Loans – Retail loans outstanding decreased $3.0 million, or 10.7%, to $24.8 million at June 30, 2015, from $27.7 million at June 30, 2014. The decrease in retail loans outstanding occurred because of competitive pressures in the market.

Comparison of the Three Months Ended June 30, 2015, Versus the Three Months Ended June 30, 2014

Net Income and Revenue. Net income increased $1.0 million, or 22.5%, to $5.4 million during the three months ended June 30, 2015, from $4.4 million during the prior year period. The increase in net income during the quarter ended June 30, 2015 is primarily due to the decreased provision for credit losses. Revenue for the three months ended June 30, 2015 increased $5.6 million, or 11.7%, from the prior year period.

Interest and Fee Income. Interest and fee income increased $4.7 million, or 11.0%, to $47.7 million during the three months ended June 30, 2015, from $43.0 million during the prior year period. The increase in interest and fee income was primarily due to an 8.5% increase in average finance receivables since June 30, 2014. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories (dollars in thousands):

	Averages and Yields
	2Q’15		1Q’15		2Q’14
	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Branch small loans	$130,806	45.3%	$124,350	46.2%	$103,595	48.5%
Convenience checks	171,323	45.0%	181,425	45.9%	158,564	44.4%
Large loans	79,756	27.7%	52,738	26.7%	42,380	27.3%
Automobile loans	143,659	19.3%	150,107	19.2%	173,676	19.8%
Retail loans	24,556	18.8%	25,121	18.2%	28,810	18.4%

Total interest and fee yield	$550,100	34.7%	$533,741	35.3%	$507,025	33.9%

Total revenue yield	$550,100	38.5%	$533,741	39.4%	$507,025	37.4%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 2Q’15 Compared to 2Q’14 Increase (Decrease)
	Volume	Rate	Net
Branch small loans	$3,124	$(884)	$2,240
Convenience checks	1,432	230	1,662
Large loans	2,585	43	2,628
Automobile loans	(1,516)	(139)	(1,655)
Retail loans	(191)	22	(169)
Change in product mix	(1,718)	1,718	—

Total increase in interest and fee income	$3,716	$990	$4,706

Percentage of change in interest and fee income	79.0%	21.0%	100.0%

Branch small loan yields decreased 320 basis points compared to the three months ended June 30, 2014 as more of our branch small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. We anticipate that the branch small loan yields will continue to decrease marginally due to the demand for the larger loan amounts. The overall portfolio yield increased 80 basis points predominantly due to the change in product mix.

Insurance Income. Insurance income increased $0.6 million, or 25.8%, to $3.1 million during the three months ended June 30, 2015 from $2.5 million during the prior year period. Annualized insurance income as a percentage of average finance receivables increased to 2.3% for the three months ended June 2015 from 2.0% for the prior year period. The increase is primarily due to lower claims expense during the three months ended June 30, 2015 compared to the prior year period.

Other Income. Other income increased $0.2 million, or 11.0%, to $2.2 million during the three months ended June 30, 2015 from $2.0 million during the prior year period. The largest component of other income is late charges, which increased $0.3 million compared to the three months ended June 30, 2014. The increase in late charges was due primarily to the implementation of a late fee as part of the modernization of North Carolina’s consumer finance law and an 8.5% increase in average finance receivables.

Provision for Credit Losses. Our provision for credit losses decreased $1.5 million, or 11.1%, to $12.1 million during the three months ended June 30, 2015 from $13.6 million during the prior year period due to improved charge-off performance. Annualized net charge-offs as a percentage of average finance receivables for the three months ended June 30, 2015 were 9.4%, a decrease from 10.5% in the prior year period. Net charge-offs of $12.9 million during the three months ended June 30, 2015 exceeded the provision for credit losses as we released a portion of the allowance for credit losses recorded in 2014 for convenience checks. Based on our 2015 evaluation of the effective lives of our loan categories, large loans were updated to use an eleven month effective life rather than ten. This added $0.4 million to the allowance for credit losses during the three months ended June 30, 2015.

Delinquencies one day and over past due as a percentage of total finance receivables as of June 30, 2015 improved to 20.6%, compared to 23.6% as of June 30, 2014. Delinquencies 30 days and over past due as a percentage of total finance receivables as of June 30, 2015 improved to 6.4%, compared to 6.6% as of June 30, 2014.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $5.0 million, or 21.7%, to $28.2 million during the three months ended June 30, 2015 from $23.2 million during the prior year period. Our receivable efficiency ratio (general and administrative expense as a percentage of average finance receivables) increased to 20.5% during the three months ended June 30, 2015 from 18.3% during the prior year period. Our revenue efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 53.3% during the three months ended June 30, 2015 from 48.9% during the prior year period. The cause of the increase in general and administrative expenses is explained in greater detail immediately below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $3.1 million, or 24.1%, to $16.2 million during the three months ended June 30, 2015 from $13.1 million during the prior year period. This increase was primarily the result of adding 23 branches to our network and 32 home office employees since June 30, 2014. The increase is also attributable to compensation-related costs of $0.7 million incurred during the three months ended June 30, 2015 primarily related to the new long-term stock incentive plan and the separation agreement with our former SVP of Strategic Operations and Initiatives. In addition, in the first quarter of 2015, we implemented a revised branch incentive plan that rewards employees in connection with corporate goals, resulting in a $0.5 million increase in personnel expense in the second quarter of 2015 compared to the prior year period.

Occupancy. Occupancy expenses increased $0.5 million, or 14.6%, to $4.3 million during the three months ended June 30, 2015 from $3.7 million in the prior year period. The increase in occupancy expenses is the result of new branches opened and telecommunications upgrades. Additionally, we frequently experience increases in rent as we renew existing leases. At June 30, 2014, we had 293 branches; whereas, at June 30, 2015, we had 316 branches.

Marketing. Marketing expenses increased $0.3 million, or 14.8%, to $2.0 million during the three months ended June 30, 2015 from $1.8 million during the prior year period. The increase was due to the increases in the volume of our mail campaigns, invitations to apply, and pre-qualified offers to support our 23 new branches and grow our large loan product category.

Other Expenses. Other expenses increased $1.1 million, or 23.6%, to $5.8 million during the three months ended June 30, 2015 from $4.7 million during the prior year period. The increase was primarily due to $0.5 million of expenses related to loan system consulting costs, as well as increases for credit risk consulting, executive compensation consulting and legal costs, and costs related to a larger number of branches.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $0.4 million, or 10.6%, to $3.9 million during the three months ended June 30, 2015 from $3.6 million during the prior year period. This increase was due primarily to the increase in the average balance of our senior revolving credit facility and the purchase of interest rate caps in April 2015. The average cost of our senior revolving credit facility increased 13 basis points to 4.66% for the three months ended June 30, 2015 from 4.53% for the prior period. The increase was due primarily to an increase in interest rate cap expense of $0.2 million.

Income Taxes. Income taxes increased $0.7 million, or 25.2%, to $3.3 million during the three months ended June 30, 2015 from $2.6 million during the prior year period. The increase in income taxes was due to an increase in our net income before taxes. Our effective tax rate increased 50 basis points to 38.0% during the three months ended June 30, 2015 from 37.5% during the prior year period. The slight increase in our effective tax rate was primarily due to the state mix of taxable income.

Comparison of the Six Months Ended June 30, 2015, Versus the Six Months Ended June 30, 2014

Net Income and Revenue. Net income decreased $0.5 million, or 5.3%, to $9.5 million during the six months ended June 30, 2015, from $10.0 million during the prior year period. The decrease in net income for the six months ended June 30, 2015 is primarily due to an increase in general and administrative expenses of $17.8 million partially offset by a decrease in provision for credit losses of $8.8 million and a revenue increase of $8.5 million.

Interest and Fee Income. Interest and fee income increased $7.7 million, or 8.8%, to $94.7 million during the six months ended June 30, 2015, from $87.0 million during the prior year period. The increase in interest and fee income was due primarily to a 5.0% increase in average finance receivables and a 1.2% yield increase since June 30, 2014. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories (in thousands):

	Averages and Yields
	YTD’15		YTD’14
	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Branch small loans	$128,425	45.4%	$105,096	48.0%
Convenience checks	177,283	45.2%	165,293	43.6%
Large loans	66,663	27.1%	42,583	26.9%
Automobile loans	146,905	19.3%	175,915	19.7%
Retail loans	24,932	18.5%	29,635	18.1%

Total interest and fee yield	$544,208	34.8%	$518,522	33.6%

Total revenue yield	$544,208	38.8%	$518,522	37.4%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD’15 Compared to YTD’14 Increase (Decrease)
	Volume	Rate	Net
Branch small loans	$5,359	$(1,417)	$3,942
Convenience checks	2,678	1,351	4,029
Large loans	3,266	46	3,312
Automobile loans	(2,920)	(285)	(3,205)
Retail loans	(419)	33	(386)
Change in product mix	(3,561)	3,561	—

Total increase in interest and fee income	$4,403	$3,289	$7,692

Percentage of change in interest and fee income	57.2%	42.8%	100.0%

Branch small loans decreased 260 basis points from the six months ended June 30, 2014 as more of our branch small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. We anticipate that the branch small loan yields will continue to decrease marginally due to the demand for the larger loan amounts. The overall portfolio yield increased 120 basis points predominantly due to the change in product mix.

Insurance Income. Insurance income increased $0.3 million, or 4.7%, to $6.0 million during the six months ended June 30, 2015 from $5.8 million during the prior year period. The increase in insurance income was due primarily to a 5.0% increase in average finance receivables. Annualized insurance income as a percentage of average finance receivables remained at 2.2%.

Other Income. Other income increased $0.5 million, or 12.9%, to $4.7 million during the six months ended June 30, 2015 from $4.2 million during the prior year period. The largest component of other income is late charges, which increased $0.7 million, or 19.4%, to $4.3 million during the six months ended June 30, 2015 from $3.6 million during the prior year period. The increase in late charges was due primarily to the implementation of a late fee as part of the modernization of North Carolina’s consumer finance law and a 5.0% increase in average finance receivables.

Provision for Credit Losses. Our provision for credit losses decreased $8.8 million, or 28.6%, to $21.8 million during the six months ended June 30, 2015 from $30.6 million during the prior year period due to improved charge-off performance. Annualized net loans charged-off were 9.6% and 10.1% of average finance receivables for the six month period ended June 30, 2015 and 2014, respectively. Net charge-offs of $26.2 million during the six months ended June 30, 2015 exceeded the provision for credit losses as we released a portion of the allowance for credit losses recorded in 2014 for convenience checks. Based on our 2015 evaluation of the effective lives of our loan categories, large loans were updated to use an eleven month effective life rather than ten. This added $0.4 million to the allowance for credit losses during the six months ended June 30, 2015.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $17.8 million, or 41.2%, to $60.9 million during the six months ended June 30, 2015 from $43.1 million during the prior year period. Our receivable efficiency ratio (general and administrative expenses as a percentage of average receivables) increased to 22.4% for the first six months of 2015 from 16.6% during the prior period. Our efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 57.7% during the six months ended June 30, 2015 from 44.4% during the prior year period. The cause of the increase in general and administrative expenses is explained in greater detail immediately below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $11.7 million, or 48.4%, to $36.0 million during the six months ended June 30, 2015 from $24.2 million in the prior year period. This increase is primarily attributable to additional hiring for new branches opened. The increase is also attributable to non-operating compensation-related costs of $2.1 million incurred during the six months ended June 30, 2015, related to a Chief Executive Officer restricted stock grant and the retirement agreement with our former Vice Chairman. At June 30, 2014, we had 293 branches; whereas, at June 30, 2015, we had 316 branches.

Occupancy. Occupancy expenses increased $1.2 million, or 17.5%, to $8.4 million during the six months ended June 30, 2015 from $7.1 million during the prior year period. The increase in occupancy expenses is the result of 23 additional branches since June 30, 2014, and telecommunications upgrades. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses increased $1.7 million, or 64.0%, to $4.5 million during the six months ended June 30, 2015 from $2.7 million during the prior year period. The increase was due to the increases in the volume of our mail campaigns, invitations to apply, and pre-qualified offers to support our 23 new branches and grow our large loan product category.

Other Expenses. Other expenses increased $3.0 million, or 33.9%, to $12.0 million during the six months ended June 30, 2015 from $9.0 million during the prior year period. The increase was primarily due to increases for credit risk consulting, legal expense related to the securities class action lawsuit, executive compensation consulting and legal costs, and costs related to a larger number of branches.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $0.2 million, or 3.0%, to $7.5 million during the six months ended June 30, 2015 from $7.3 million during the prior year period. This increase was due primarily to the increase in interest rate cap expense of $0.2 million. The average cost of our senior revolving credit facility increased by 6 basis points to 4.51% for the six months ended June 30, 2015 from 4.45% for the prior year period.

Income Taxes. Income taxes decreased $0.2 million, or 3.3%, to $5.8 million during the six months ended June 30, 2015 from $6.0 million during the prior year period. The decrease in income taxes was due to a decrease in net income before taxes. Our effective tax rate increased 50 basis points to 38% during the six months ended June 30, 2015 from 37.5% during the prior year period. The increase in our effective tax rate was primarily due to the state mix of taxable income.

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

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to expanding and maintaining our branch locations. In connection with our plans to expand our branch network in future years, we will incur approximately $3.0 million to $6.0 million of capital expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility. We continue to seek ways to diversify our long-term funding sources, including through securitization of certain loans.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of June 30, 2015, these reserve requirements totaled $1.9 million. Additionally, we had a reserve for life insurance claims on our balance sheet of $0.2 million, as determined by the third party, unrelated ceding company.

Cash Flow.

Operating Activities. Net cash provided by operating activities decreased by $2.1 million, or 5.4%, to $36.9 million during the six months ended June 30, 2015 from $39.0 million during the prior year period. The decrease was primarily due to an increase in general and administrative expenses.

Investing Activities. Investing activities consist of finance receivables originated and purchased, net change in restricted cash, and the purchase of furniture and equipment for new and existing branches. Net cash used in investing activities for the six months ended June 30, 2015 was $53.9 million compared to net cash used in investing activities of $1.6 million during the prior year period, a net increase of $52.4 million. The increase was primarily due to higher net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuance of common stock. During the six months ended June 30, 2015, net cash provided by financing activities was $17.8 million, a change of $55.8 million compared to the $38.0 million net cash used in financing activities during the prior year period. The increase in net cash provided by financing activities was primarily a result of an increase in net advances on the senior revolving credit facility to fund higher net originations of finance receivables.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into an amended and restated senior revolving credit facility with a syndicate of banks in January 2012, which was subsequently amended in July 2012, March 2013, May 2013, and November 2013. The amended and restated senior revolving credit facility provides for up to $500.0 million in availability, with a borrowing base of 85% of eligible finance receivables subject to adjustment at certain credit quality levels (84% as of June 30, 2015), and matures in May 2016. The facility has an accordion provision that allows for the expansion of the facility to $600.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. Alternatively, we may pay interest at a rate based on the prime rate (which was 3.25% as of June 30, 2015) plus a margin of 2.00%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $375.0 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $359.5 million at June 30, 2015. At June 30, 2015, we were in compliance with our debt covenants. In 2015, we intend to seek extension of the maturity date of the senior revolving credit facility or take other appropriate action to address repayment upon maturity. For a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We entered into interest rate caps in April 2015 to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. The interest rate caps are based on the one-month LIBOR, reimburse us for the difference when the one-month LIBOR exceeds 2.50%, and have a maturity of April 2018.

Other Financing Arrangements. We had a $1.5 million line of credit with a commercial bank that provided end-of-day cash management flexibility and was secured by a mortgage on our headquarters. The interest rate was prime plus 0.25%, with a minimum of 5.00%, and interest was payable monthly. There were no significant restrictive covenants associated with this line of credit. The line of credit matured in January 2015 and was replaced by a $3.0 million commercial overdraft capability that assists with our cash management needs for intra-day temporary funding. We continue to seek ways to diversify our funding sources, including through securitization of certain loans.

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

Income Recognition.

Interest income is recognized using the interest method (constant yield method). Therefore, we recognize revenue from interest at an equal rate over the term of the loan. Unearned finance charges on pre-compute contracts are rebated to customers utilizing statutory methods, which in many cases is the sum-of-the-years’ digits method. The difference between income recognized under the constant yield method and the statutory method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent on a contractual basis. The accrual of income is not resumed until one or more full contractual monthly payments are received and the account is less than 90 days contractually delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed. If the account is charged off, the interest income is reversed as a reduction of interest and fee income.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of June 30, 2015, we had not taken any tax position that exceeds the amount described above.

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

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund the Company’s business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At June 30, 2015, our outstanding debt under our senior revolving credit facility was $359 million and interest on borrowings under this facility was approximately 4.51% for the six months ended June 30, 2015, including amortization of debt issuance costs and an unused line fee. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at March 31, 2015, an increase of 100 basis points in the LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $899 of increased interest expense on an annual basis.

We entered into interest rate caps in April 2015 to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. The interest rate caps are based on the one-month LIBOR, reimburse us for the difference when the one-month LIBOR exceeds 2.50%, and have a maturity of April 2018.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors, executive officers, and shareholders (collectively, the “Defendants”). The complaint alleged violations of the Securities Act of 1933 (“1933 Act Claims”) and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s common stock in the September 2013 and December 2013 secondary public offerings. On August 25, 2014, Waterford Township Police & Fire Retirement System and City of Roseville Employees’ Retirement System were appointed as lead plaintiffs (collectively, the “Plaintiffs”). An amended complaint was filed on November 24, 2014. In addition to the 1933 Act Claims, the amended complaint also added claims for violations of the Securities Exchange Act of 1934 (“1934 Act Claims”) seeking unspecified compensatory damages on behalf of a purported class of purchasers of the Company’s common stock between May 2, 2013 and October 30, 2014, inclusive. On January 26, 2015, the Defendants filed motions to dismiss the amended complaint in its entirety. In response, the Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, the Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act Claims and seeks unspecified compensatory damages. The Defendants’ motions to dismiss the second amended complaint were filed on April 28, 2015, the Plaintiffs’ opposition was filed on June 12, 2015, and the Defendants’ reply was filed on July 13, 2015. The motions remain under consideration by the Court. The Company believes that the claims against it are without merit and intends to defend against the litigation vigorously.

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

There have been no material changes to our Risk Factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (which was filed with the SEC on March 16, 2015) and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (which was filed with the SEC on May 8, 2015), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: July 31, 2015	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Termination Agreement and Mutual Release, dated April 2, 2015, by and between DHI Computing Service, Inc. d/b/a GOLDPoint Systems and Regional Management Corp.	8-K	001-35477	10.1	4/6/2015

10.2	Regional Management Corp. 2015 Long-Term Incentive Plan	8-K	001-35477	10.1	4/28/2015

10.3	Regional Management Corp. Annual Incentive Plan (as amended and restated effective March 23, 2015)	8-K	001-35477	10.2	4/28/2015

10.4	Form of Nonqualified Stock Option Agreement	8-K	001-35477	10.3	4/28/2015

10.5	Form of Performance-Contingent Restricted Stock Unit Award Agreement	8-K	001-35477	10.4	4/28/2015

10.6	Form of Cash-Settled Performance Unit Award Agreement	8-K	001-35477	10.5	4/28/2015

10.7	Form of Restricted Stock Award Agreement	8-K	001-35477	10.6	4/28/2015

10.8	Form of Stock Award Agreement	8-K	001-35477	10.7	4/28/2015

10.9	Separation Agreement between A. Michelle Masters and Regional Management Corp., dated May 27, 2015.	8-K	001-35477	10.1	6/2/2015

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) the Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2015 and the year ended December 31, 2014; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X