Form 10-Q
period 2015-09-30
Regional Management Corp.
filed 2015-10-30
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2015, the registrant had outstanding 12,913,884 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$4,922	$4,012
Gross finance receivables	743,003	663,432
Less unearned finance charges, insurance premiums, and commissions	(141,395)	(117,240)

Finance receivables	601,608	546,192
Allowance for credit losses	(37,786)	(40,511)

Net finance receivables	563,822	505,681
Property and equipment, net of accumulated depreciation	9,377	8,905
Deferred tax asset, net	265	1,870
Repossessed assets at net realizable value	343	556
Goodwill	716	716
Intangible assets, net	564	847
Other assets	8,957	7,683

Total assets	$588,966	$530,270

Liabilities and Stockholders’ Equity
Liabilities:
Senior revolving credit facility	$379,617	$341,419
Accounts payable and accrued expenses	11,754	10,528

Total liabilities	391,371	351,947
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value, 1,000,000 shares authorized, 12,914 and 12,748 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,291	1,275
Additional paid-in-capital	88,913	85,655
Retained earnings	107,391	91,393

Total stockholders’ equity	197,595	178,323

Total liabilities and stockholders’ equity	$588,966	$530,270

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Interest and fee income	$49,741	$48,792	$144,474	$135,833
Insurance income, net	2,767	2,636	8,816	8,412
Other income	2,588	2,481	7,331	6,682

Total revenue	55,096	53,909	160,621	150,927

Expenses
Provision for credit losses	14,085	22,542	35,899	53,106

Personnel	15,993	14,042	51,964	38,284
Occupancy	4,590	4,221	13,053	11,418
Marketing	1,134	1,756	5,614	4,488
Other	4,465	5,265	16,417	14,191

Total general and administrative expenses	26,182	25,284	87,048	68,381

Interest expense	4,335	3,848	11,871	11,167

Income before income taxes	10,494	2,235	25,803	18,273
Income taxes	3,987	838	9,805	6,852

Net income	$6,507	$1,397	$15,998	$11,421

Net income per common share:
Basic	$0.51	$0.11	$1.25	$0.90

Diluted	$0.50	$0.11	$1.22	$0.88

Weighted average shares outstanding:
Basic	12,881	12,714	12,835	12,687

Diluted	13,111	12,934	13,063	12,950

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Total
Balance, December 31, 2013	12,652	$1,265	$83,317	$76,591	$161,173
Issuance of restricted stock awards	73	7	(7)	—	—
Exercise of stock options	46	5	118	—	123
Excess tax benefit from exercise of stock options	—	—	161	—	161
Shares withheld related to net share settlement	(23)	(2)	(194)	—	(196)
Share-based compensation	—	—	2,260	—	2,260
Net income	—	—	—	14,802	14,802

Balance, December 31, 2014	12,748	1,275	85,655	91,393	178,323
Issuance of restricted stock awards, net of forfeiture	108	11	(11)	—	—
Exercise of stock options	145	14	—	—	14
Excess tax benefit from exercise of stock options	—	—	378	—	378
Shares withheld related to net share settlement	(87)	(9)	(535)	—	(544)
Share-based compensation	—	—	3,426	—	3,426
Net income	—	—	—	15,998	15,998

Balance, September 30, 2015	12,914	$1,291	$88,913	$107,391	$197,595

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$15,998	$11,421
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35,899	53,106
Depreciation and amortization	2,719	2,895
Loss on disposal of property and equipment	343	15
Accretion of discounts on purchased receivables	(20)	(74)
Share-based compensation	3,595	825
Fair value adjustment on interest rate caps	419	—
Deferred income taxes, net	1,605	(5,568)
Changes in operating assets and liabilities:
Increase in other assets	(111)	(222)
Increase in other liabilities	1,198	2,546

Net cash provided by operating activities	61,645	64,944

Cash flows from investing activities:
Net origination of finance receivables	(94,020)	(38,393)
Purchase of property and equipment	(2,918)	(3,483)
Payment for business combination, net of cash	—	(128)
Increase in restricted cash	(1,000)	—

Net cash used in investing activities	(97,938)	(42,004)

Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	38,198	(23,427)
Payments for debt issuance costs	(700)	(23)
Proceeds from exercise of stock options	—	120
Excess tax benefits from exercise of stock options	426	100
Taxes paid related to net share settlement of equity awards	(721)	—

Net cash provided by (used in) financing activities	37,203	(23,230)

Net change in cash	910	(290)
Cash at beginning of period	4,012	4,121

Cash at end of period	$4,922	$3,831

Supplemental cash flow information
Interest paid	$11,119	$10,729

Income taxes paid	$8,010	$9,524

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

Note 1. Nature of Business

Regional Management Corp. (the “Company,” “we,” “us,” and “our”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans (branch small loans and convenience checks), large loans, automobile loans, retail loans, and related credit insurance. As of September 30, 2015, the Company operated offices in 322 locations in the states of Alabama (49 offices), Georgia (3 offices), New Mexico (18 offices), North Carolina (36 offices), Oklahoma (28 offices), South Carolina (71 offices), Tennessee (21 offices), and Texas (96 offices) under the names Regional Finance, RMC Financial Services, Anchor Finance, Superior Financial Services, First Community Credit, and Sun Finance. The Company opened 6 new offices during the three months ended September 30, 2015.

Seasonality: The Company’s loan volume and the contractual delinquency of the Company’s finance receivable portfolio follow seasonal trends. Demand for the Company’s loans is typically highest during the third and fourth quarters, which the Company believes is largely due to customers borrowing money for back-to-school and holiday spending. With the exception of automobile loans, loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. During the remainder of the year, the Company typically experiences loan growth from general operations. In addition, the Company typically generates higher loan volumes in the second half of the year from direct mail campaigns, which are timed to coincide with seasonal consumer demand. Also, delinquencies have generally been lower in the first half of the year than during the second half of the year. Consequently, the Company experiences significant seasonal fluctuations in its operating results and cash needs.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q adopted by the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our current Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

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

Note 3. Finance Receivables, Allowance for Credit Losses, and Credit Quality Information

Finance receivables consisted of the following:

	September 30, 2015	December 31, 2014
Branch small loans	$147,664	$128,217
Convenience checks	180,543	191,316
Large loans	119,731	46,147
Automobile loans	128,131	154,382
Retail loans	25,539	26,130

Finance receivables	$601,608	$546,192

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$36,171	$34,584	$40,511	$30,089
Provision for credit losses	14,085	22,542	35,899	53,106
Charge-offs	(13,158)	(12,090)	(40,706)	(38,976)
Charge-offs (180+ policy change)	—	(2,106)	—	(2,106)
Recoveries	688	371	2,082	1,188

Balance at end of period	$37,786	$43,301	$37,786	$43,301

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

	Balance July 1, 2015	Provision	Charge-offs	Charge-offs (180+ Policy Change)	Recoveries	Balance September 30, 2015	Finance Receivables September 30, 2015	Allowance as Percentage of Finance Receivable September 30, 2015
Branch small loans	$7,138	$4,895	$(3,620)	$—	$156	$8,569	$147,664	5.8%
Convenience checks	11,205	5,948	(5,559)	—	246	11,840	180,543	6.6%
Large loans	5,364	1,000	(715)	—	84	5,733	119,731	4.8%
Automobile loans	11,121	1,839	(2,845)	—	178	10,293	128,131	8.0%
Retail loans	1,343	403	(419)	—	24	1,351	25,539	5.3%

Total	$36,171	$14,085	$(13,158)	$—	$688	$37,786	$601,608	6.3%

	Balance July 1, 2014	Provision	Charge-offs	Charge-offs (180+ Policy Change)	Recoveries	Balance September 30, 2014	Finance Receivables September 30, 2014	Allowance as Percentage of Finance Receivable September 30, 2014
Branch small loans	$6,300	$2,453	$(2,782)	$(505)	$101	$5,567	$114,398	4.9%
Convenience checks	13,004	15,374	(4,681)	(627)	138	23,208	196,026	11.8%
Large loans	1,986	544	(649)	(203)	66	1,744	42,177	4.1%
Automobile loans	11,555	3,999	(3,551)	(688)	47	11,362	163,825	6.9%
Retail loans	1,739	172	(427)	(83)	19	1,420	26,927	5.3%

Total	$34,584	$22,542	$(12,090)	$(2,106)	$371	$43,301	$543,353	8.0%

	Balance January 1, 2015	Provision	Charge-offs	Charge-offs (180+ Policy Change)	Recoveries	Balance September 30, 2015	Finance Receivables September 30, 2015	Allowance as Percentage of Finance Receivable September 30, 2015
Branch small loans	$6,960	$11,307	$(10,182)	$—	$484	$8,569	$147,664	5.8%
Convenience checks	18,320	11,977	(19,219)	—	762	11,840	180,543	6.6%
Large loans	1,980	5,271	(1,719)	—	201	5,733	119,731	4.8%
Automobile loans	11,776	6,273	(8,303)	—	547	10,293	128,131	8.0%
Retail loans	1,475	1,071	(1,283)	—	88	1,351	25,539	5.3%

Total	$40,511	$35,899	$(40,706)	$—	$2,082	$37,786	$601,608	6.3%

	Balance January 1, 2014	Provision	Charge-offs	Charge-offs (180+ Policy Change)	Recoveries	Balance September 30, 2014	Finance Receivables September 30, 2014	Allowance as Percentage of Finance Receivable September 30, 2014
Branch small loans	$5,166	$9,314	$(8,722)	$(505)	$314	$5,567	$114,398	4.9%
Convenience checks	10,204	30,789	(17,524)	(627)	366	23,208	196,026	11.8%
Large loans	2,233	1,187	(1,715)	(203)	242	1,744	42,177	4.1%
Automobile loans	10,827	10,261	(9,231)	(688)	193	11,362	163,825	6.9%
Retail loans	1,659	1,555	(1,784)	(83)	73	1,420	26,927	5.3%

Total	$30,089	$53,106	$(38,976)	$(2,106)	$1,188	$43,301	$543,353	8.0%

Finance receivables associated with customers in bankruptcy as a percentage of total finance receivables was 1.0% and 1.1% as of September 30, 2015 and December 31, 2014, respectively. The following is a summary of the finance receivables associated with customers in bankruptcy as of the periods indicated:

	September 30, 2015	December 31, 2014
Branch small loans	$530	$582
Convenience checks	492	544
Large loans	1,290	1,260
Automobile loans	3,548	3,698
Retail loans	130	119

Total	$5,990	$6,203

The contractual delinquency of the finance receivable portfolio by component for the periods indicated are as follows:

	September 30, 2015
	Branch Small		Convenience Check		Large		Automobile		Retail		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Current	$112,665	76.3%	$144,117	79.9%	$103,139	86.1%	$86,080	67.2%	$20,846	81.7%	$466,847	77.6%
1 to 29 days past due	20,833	14.1%	20,821	11.5%	12,763	10.7%	32,724	25.5%	3,485	13.6%	90,626	15.1%

Delinquent accounts
30 to 59 days	5,174	3.5%	4,962	2.7%	1,643	1.4%	4,850	3.8%	465	1.8%	17,094	2.8%
60 to 89 days	3,298	2.2%	3,440	1.9%	886	0.7%	2,100	1.6%	228	0.9%	9,952	1.7%
90 to 119 days	2,233	1.5%	2,711	1.5%	562	0.5%	1,181	0.9%	187	0.7%	6,874	1.1%
120 to 149 days	1,900	1.3%	2,481	1.4%	474	0.4%	732	0.6%	179	0.7%	5,766	1.0%
150 to 179 days	1,561	1.1%	2,011	1.1%	264	0.2%	464	0.4%	149	0.6%	4,449	0.7%

Total delinquency	$14,166	9.6%	$15,605	8.6%	$3,829	3.2%	$9,327	7.3%	$1,208	4.7%	$44,135	7.3%

Total finance receivables	$147,664	100.0%	$180,543	100.0%	$119,731	100.0%	$128,131	100.0%	$25,539	100.0%	$601,608	100.0%

Finance receivables in nonaccrual status	$5,694	3.9%	$7,203	4.0%	$1,300	1.1%	$2,377	1.9%	$515	2.0%	$17,089	2.8%

	December 31, 2014
	Branch Small		Convenience Check		Large		Automobile		Retail		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Current	$104,003	81.1%	$154,833	80.9%	$36,658	79.4%	$105,424	68.3%	$21,424	82.0%	$422,342	77.4%
1 to 29 days past due	13,967	10.9%	19,318	10.1%	7,383	16.0%	38,656	25.0%	3,390	13.0%	82,714	15.1%

Delinquent accounts
30 to 59 days	3,647	2.8%	5,134	2.7%	1,036	2.3%	5,651	3.7%	483	1.8%	15,951	2.9%
60 to 89 days	2,275	1.8%	4,442	2.3%	483	1.0%	2,114	1.4%	310	1.2%	9,624	1.8%
90 to 119 days	1,857	1.4%	3,312	1.8%	263	0.6%	1,266	0.8%	201	0.8%	6,899	1.2%
120 to 149 days	1,478	1.2%	2,343	1.2%	204	0.4%	758	0.5%	205	0.8%	4,988	0.9%
150 to 179 days	990	0.8%	1,934	1.0%	120	0.3%	513	0.3%	117	0.4%	3,674	0.7%

Total delinquency	$10,247	8.0%	$17,165	9.0%	$2,106	4.6%	$10,302	6.7%	$1,316	5.0%	$41,136	7.5%

Total finance receivables	$128,217	100.0%	$191,316	100.0%	$46,147	100.0%	$154,382	100.0%	$26,130	100.0%	$546,192	100.0%

Finance receivables in nonaccrual status	$4,325	3.4%	$7,589	4.0%	$587	1.3%	$2,537	1.6%	$523	2.0%	$15,561	2.8%

Following is a summary of finance receivables evaluated for impairment for the periods indicated:

	September 30, 2015
	Branch Small	Convenience Check	Large	Automobile	Retail	Total
Customers in bankruptcy specifically evaluated	$530	$492	$1,290	$3,548	$130	$5,990
Finance receivables evaluated collectively	147,134	180,051	118,441	124,583	25,409	595,618

Finance receivables outstanding	$147,664	$180,543	$119,731	$128,131	$25,539	$601,608

Accounts in bankruptcy in nonaccrual status	$84	$68	$84	$259	$20	$515

Amount of the specific reserve for impaired accounts	$139	$125	$374	$921	$20	$1,579

Amount of the general component of the allowance	$8,430	$11,715	$5,359	$9,372	$1,331	$36,207

	December 31, 2014
	Branch Small	Convenience Check	Large	Automobile	Retail	Total
Customers in bankruptcy specifically evaluated	$582	$544	$1,260	$3,698	$119	$6,203
Finance receivables evaluated collectively	127,635	190,772	44,887	150,684	26,011	539,989

Finance receivables outstanding	$128,217	$191,316	$46,147	$154,382	$26,130	$546,192

Accounts in bankruptcy in nonaccrual status	$140	$159	$133	$559	$16	$1,007

Amount of the specific reserve for impaired accounts	$143	$165	$309	$981	$18	$1,616

Amount of the general component of the allowance	$6,817	$18,155	$1,671	$10,795	$1,457	$38,895

Average recorded investment in impaired finance receivables for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Branch small	$598	$1,085	$600	$1,225
Convenience check	498	1,198	514	1,442
Large	1,340	1,539	1,291	1,711
Automobile	3,567	4,183	3,616	4,257
Retail	129	209	126	271

Total average recorded investment	$6,132	$8,214	$6,147	$8,906

Prior to September 2014, impaired finance receivables included receivables that were delinquent 180 days and over. It has been the Company’s practice since September 2014 to charge off finance receivables that reach 180 days delinquent.

It is not practical to compute the amount of interest earned on impaired loans.

Note 4. Debt

On September 18, 2015, the Company amended and restated its senior revolving credit facility, increased availability under the facility from $500,000 to $538,000, and extended the maturity of the facility from May 2016 to September 2018. The facility has an accordion provision that allows for the expansion of the facility to $600,000. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one and six months, with a LIBOR floor of 1.00%, plus a 3.00% margin. Alternatively, the Company may pay interest at a base rate plus 2.00% margin. The Company also pays an unused line fee, payable monthly, of 50 basis points per annum, which declines to 37.5 basis points at certain usage levels. Advances on the facility are capped at 85% of eligible secured finance receivables plus 70% of eligible unsecured finance receivables. These rates are subject to adjustment at certain credit quality levels (83% secured and 68% unsecured as of September 30, 2015). As of September 30, 2015, the Company had $81,787 of eligible capacity under the facility. The facility also contains restrictive covenants. At September 30, 2015, the Company was in compliance with all debt covenants.

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

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Balance at beginning of period	$405	$—
Purchases	—	577
Fair value adjustment included as an (increase) in interest expense	(247)	(419)

Balance at end of period, included in other assets	$158	$158

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

Repossessed assets: Repossessed assets are valued at the lower of the balance of the finance receivable prior to repossession or the estimated net realizable value. The Company estimates net realizable value at the projected cash value upon liquidation, less costs to sell the related collateral.

Debt: The Company frequently renews and amends the senior revolving credit facility. As a result, the Company believes that the fair value of this variable rate debt approximates its carrying value at September 30, 2015. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$4,922	$4,922	$4,012	$4,012
Restricted cash	2,900	2,900	1,900	1,900
Level 2 inputs
Interest rate caps	158	158	—	—
Level 3 inputs
Net finance receivables	563,822	563,822	505,681	505,681
Repossessed assets	343	343	556	556
Liabilities
Level 3 inputs
Senior revolving credit facility	379,617	379,617	341,419	341,419

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

Note 7. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$6,507	$1,397	$15,998	$11,421

Denominator:
Weighted average shares outstanding for basic earnings per share	12,881	12,714	12,835	12,687
Effect of dilutive securities	230	220	228	263

Weighted average shares adjusted for dilutive securities	13,111	12,934	13,063	12,950

Earnings per share:
Basic	$0.51	$0.11	$1.25	$0.90

Diluted	$0.50	$0.11	$1.22	$0.88

Options to purchase 488 and 379 shares of common stock were outstanding during the three and nine months ended September 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 8. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”). Subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2015 Plan may not exceed the sum of (i) 350 shares plus (ii) any shares (A) remaining available for the grant of awards as of the effective date under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses. As of the effectiveness of the 2015 Plan, there were 922 shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. As of September 30, 2015, there were 563 shares available for grant under the 2015 plan.

As of September 30, 2015, unrecognized share-based compensation expense to be recognized over future periods approximated $5,363. This amount will be recognized as expense over a weighted-average period of 2.1 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity except where otherwise noted.

The Company allows for the settlement of share-based awards on a net share basis. With net share settlement, the employee does not surrender any cash or shares upon the exercise of stock options or the vesting of stock awards or stock units. Rather, the Company withholds the number of shares with a value equivalent to the option exercise price, for stock options, and the minimum statutory tax withholding for all share-based awards. Net share settlements have the effect of reducing the number of shares that would have otherwise been issued as a result of exercise or vesting.

Long-term incentive program: The Company issues nonqualified stock options, performance-contingent restricted stock units (“RSU”), and cash-settled performance units (“CSPU”) under a long-term incentive program. Recurring annual grants are at the discretion of the Board and have been granted in October 2014, for the 2014 calendar year, and in April 2015, for the 2015 calendar year. The grants cliff vest at the end of the third calendar year, subject to continued employment or as otherwise provided in the agreements. The actual value of the RSU and CSPU that may be earned can range from 0% to 150% of target based on the achievement of EBITDA and net income per share performance targets over a three-year period.

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

The fair value of option grants are estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the nine months ended September 30, 2015. No stock options were granted in the three or nine months ended September 30, 2014.

2015
Expected volatility	47.15%
Expected dividends	0.00%
Expected term (in years)	6.15
Risk-free rate	1.62%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding, beginning of the year	896	$11.63
Granted	309	15.25
Exercised	(145)	6.45
Forfeited	(17)	15.96
Expired	—	—

Options outstanding at September 30, 2015	1,043	$13.35	5.5	$3,152

Options exercisable at September 30, 2015	585	$10.75	2.9	$2,986

Available for grant at September 30, 2015	563

The following table provides additional stock option information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average grant date fair value per share	$8.56	$—	$7.13	$—
Intrinsic value of options exercised	$630	$319	$1,524	$319
Fair value of stock options that vested	$42	$698	$892	$698

Restricted stock units: Compensation expense for restricted stock units is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2015. No restricted stock units were granted in the three or nine months ended September 30, 2014:

	Units	Weighted-Average Grant Date Fair Value
Non-vested units, beginning of the year	35	$17.76
Granted	95	14.88
Vested	—	—
Forfeited	(7)	17.76

Non-vested units, at September 30, 2015	123	$15.54

The following table provides additional restricted stock unit information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average grant date fair value per unit	$19.01	$—	$14.88	$—

Cash-settled performance units: Cash-settled performance units will be settled in cash at the end of the performance measurement period and are classified as a liability. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes cash-settled performance unit activity during the nine months ended September 30, 2015. No cash-settled performance units were granted in the three or nine months ended September 30, 2014:

	Units	Weighted-Average Grant Date Fair Value
Non-vested units, beginning of the year	629	$1.00
Granted	1,412	1.00
Vested	—	—
Forfeited	(125)	1.00

Non-vested units, at September 30, 2015	1,916	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

In January 2015, the Company entered into an Employment Agreement with its Chief Executive Officer. Pursuant to the Employment Agreement, the Company granted the executive 99 fully-vested shares of common stock, subject to a holding period requirement, and recognized $1,530 of expense during the nine months ended September 30, 2015.

The following table summarizes restricted stock activity during the nine months ended September 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, beginning of the year	60	$15.91
Granted	120	15.36
Vested	(145)	15.17
Forfeited	(12)	17.76

Non-vested shares, at September 30, 2015	23	$16.74

The following table provides additional restricted stock information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average grant date fair value per share	$19.42	$15.13	$15.36	$15.29
Fair value of restricted stock awards that vested	$—	$—	$2,198	$—

Note 9. Commitments and Contingencies

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors, executive officers, and shareholders (collectively, the “Defendants”). The complaint alleged violations of the Securities Act of 1933 (“1933 Act Claims”) and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s common stock in the September 2013 and December 2013 secondary public offerings. On August 25, 2014, Waterford Township Police & Fire Retirement System and City of Roseville Employees’ Retirement System were appointed as lead plaintiffs (collectively, the “Plaintiffs”). An amended complaint was filed on November 24, 2014. In addition to the 1933 Act Claims, the amended complaint added claims for violations of the Securities Exchange Act of 1934 (“1934 Act Claims”) seeking unspecified compensatory damages on behalf of a purported class of purchasers of the Company’s common stock between May 2, 2013 and October 30, 2014, inclusive. On January 26, 2015, the Defendants filed motions to dismiss the amended complaint in its entirety. In response, the Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, the Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act Claims and seeks unspecified compensatory damages. The Defendants’ motions to dismiss the second amended complaint were filed on April 28, 2015, the Plaintiffs’ opposition was filed on June 12, 2015, and the Defendants’ reply was filed on July 13, 2015. The motions remain under consideration by the Court. The Company believes that the claims against it are without merit and intends to defend against the litigation vigorously.

The Company’s primary insurance carrier during the applicable time period has (i) denied coverage for the 1933 Act Claims and (ii) acknowledged coverage of the Company and other insureds for the 1934 Act Claims under a reservation of rights and subject to the terms and conditions of the applicable insurance policy. The parties plan to negotiate an allocation between denied and acknowledged claims.

In the normal course of business, the Company has been named as a defendant in legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities. Some of the actual or threatened legal actions include claims for compensatory and punitive damages or claims for indeterminate amounts of damages. While the Company will continue to identify legal actions where the Company believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that the Company has not yet been notified of or are not yet determined to be probable, or reasonably possible and reasonable to estimate.

The Company contests liability and the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability has been incurred and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to net income. As of September 30, 2015, the Company has accrued $523 for these matters. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of loss. In addition, even where a loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements contained elsewhere in this report, as well as our audited consolidated financial statements, including the notes thereto, and the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2015 and June 30, 2015.

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 322 locations in the states of Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, and Texas as of September 30, 2015. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform that includes our branches, direct mail campaigns, automobile dealerships, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Loans – Our small loan portfolio is comprised of branch small loan and convenience check receivables. As of September 30, 2015, we had approximately 277,000 small loans outstanding, representing $328.2 million in finance receivables. This includes 113,900 branch small installment loans and 163,100 convenience check loans, representing $147.7 million and $180.5 million in finance receivables, respectively.

•	Large Loans – As of September 30, 2015, we had approximately 31,000 large installment loans outstanding, representing $119.7 million in finance receivables.

•	Automobile Loans – As of September 30, 2015, we had approximately 14,800 automobile purchase loans outstanding, representing $128.1 million in finance receivables. This includes 7,700 indirect automobile loans and 7,100 direct automobile loans, representing $72.3 million and $55.9 million in finance receivables, respectively.

•	Retail Loans – As of September 30, 2015, we had approximately 23,300 retail purchase loans outstanding, representing $25.5 million in finance receivables.

•	Insurance Products – We offer optional payment protection insurance to customers of our direct loan products.

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

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the value of loans that we originate and purchase. We originated or purchased approximately 172,900 and 143,500 new loan accounts during 2013 and 2014, respectively. Average finance receivables grew 10.9% from $477.4 million in 2013 to $529.5 million in 2014. We originated or purchased approximately 119,400 and 97,600 new loan accounts during the first nine months of 2014 and 2015, respectively. Average finance receivables grew 6.2% from $526.3 million in the first nine months of 2014 to $559.1 million in the first nine months of 2015. We source our loans through our branches and our direct mail program, as well as through automobile dealerships and retailers that partner with us. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of branches we operate allows us to increase the number of loans that we are able to service. We opened or acquired 43 and 36 new branches in 2013 and 2014, respectively. We opened or acquired 32 and 22 new branches in the first nine months of 2014 and 2015, respectively. We believe we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network. We plan to open a minimum of 25 to 30 branches during 2015.

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

Asset Quality. Our results of operations are highly dependent upon the quality of our loan portfolio. We recorded a $35.9 million provision for credit losses during the first nine months of 2015 (or 8.6% of average finance receivables) and a $53.1 million provision for credit losses during the first nine months of 2014 (or 13.5% as a percentage of average finance receivables). The quality of our loan portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent service and collection of the portfolio, and respond to changing economic conditions as we grow our loan portfolio. In 2015, we created a new credit risk function and have been making a number of changes to improve our credit underwriting guidelines. We believe that these changes have impacted, and will continue to impact, our business and results of operations, including through lower refinancing volumes, lower delinquency levels, and an improved credit quality in our portfolio. We will continue to monitor how these changes impact our business and results of operations, and will make further revisions to our credit underwriting guidelines when appropriate.

Allowance for Credit Losses. We evaluate losses in each of our loan categories in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables (in thousands):

	As of September 30, 2015			As of December 31, 2014
	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Branch small loans	$147,664	$8,569	5.8%	$128,217	$6,960	5.4%
Convenience checks	180,543	11,840	6.6%	191,316	18,320	9.6%
Large loans	119,731	5,733	4.8%	46,147	1,980	4.3%
Automobile loans	128,131	10,293	8.0%	154,382	11,776	7.6%
Retail loans	25,539	1,351	5.3%	26,130	1,475	5.6%

Total	$601,608	$37,786	6.3%	$546,192	$40,511	7.4%

The allowance for credit losses calculation uses the net charge-off rate for the most recent six months (branch small loans and convenience checks), ten months (retail loans), and twelve months (large loans and automobile loans) as a percentage of the most recent month-end balance of loans as a key data point in estimating the allowance. In the third quarter of 2015, large loans were updated to use a twelve month effective life rather than eleven. As we continue to grow our large loan portfolio, we are originating longer term loans, thus increasing the effective life of large loans. We believe that the primary underlying factors driving the provision for credit losses for each of these loan types are our underwriting standards, the general economic conditions in the areas in which we conduct business, portfolio growth, and the effectiveness of our collection efforts. In addition, the market for repossessed automobiles at auction is an additional underlying factor that we believe influences the provision for credit losses for automobile purchase loans and, to a lesser extent, large loans. We monitor these factors, the amount and past due status of delinquencies, and the slow file (which consists of all loans one or more days past due) to identify trends that might require us to modify the allowance for credit losses.

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

Operating Costs. Our financial results are impacted by the costs of operating our branch offices and corporate functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Two of our operating metrics are our efficiency ratios, which are calculated by dividing the sum of general and administrative expenses by total revenue (our revenue efficiency ratio) or average finance receivables (our receivable efficiency ratio). Our revenue efficiency ratio was 54.2% for the first nine months of 2015 compared to 45.3% for the same period of 2014, and our annualized receivable efficiency ratio was 20.8% for the first nine months of 2015, compared to 17.3% for the same period of 2014. The increase was primarily the result of adding 26 branches to our network and 37 home office employees since September 30, 2014, and certain non-operating expenses, including compensation-related costs of $2.1 million, as well as increases in marketing, credit risk consulting, and legal costs.

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

Insurance Income. Our insurance income consists of revenue from the sale of various optional credit insurance products and other payment protection options offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. The type and terms of our optional credit insurance products vary from state to state based on applicable laws and regulations. We offer optional credit life insurance, credit accident and health insurance, and involuntary unemployment insurance. We require property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party in lieu of purchasing property insurance from us. We also require proof of liability and collision insurance for any vehicles securing loans, and we have the option to obtain automobile collision insurance on behalf of customers who permit their insurance coverage to lapse.

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans and net of commission on new business). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. As of September 30, 2015, we had pledged a $2.9 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims and unearned premium refunds. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment, fees for extending the due date of a loan, and returned check charges.

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we judge as sufficient to maintain an allowance for credit losses at an adequate level to provide for estimated losses on the related finance receivables portfolio. Credit loss experience, delinquency of finance receivables, portfolio growth, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that reflects our estimate of losses over the effective life in our loan portfolios. Therefore, changes in our charge-off rates may result in changes to our provision for credit losses. Future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance. In addition, we intend to market for sale our existing and forward-flow charged-off loan portfolios. We expect that the sale of our existing charged-off loan portfolio will provide us with a one-time increase to net income and the sale of our forward-flow charged-off loan portfolio will result in higher future recoveries compared to our current run rate levels.

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

Other expenses consist primarily of legal, audit, consulting, director compensation, bank service charges, office supplies, and credit bureau charges.

Our general and administrative expenses have increased as a result of the additional legal, accounting, insurance, occupancy, and other expenses associated with being a growing company. Due to the increase in home office employees, we expect to lease additional home office space in the future, which will cause an increase in occupancy expense. In addition, in connection with our efforts to commence internet lending and improve our loan management system, we expect technology costs to increase in 2016. We also expect compliance costs to continue to increase due to the regulatory environment in the consumer finance industry, and we expect legal costs to continue to increase as a result of the securities class action lawsuit. For a discussion regarding how risks and uncertainties associated with legal proceedings and the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Interest Expense. Our interest expense consists primarily of interest payable, unused line fees, and amortization of debt issuance costs in respect of borrowings under our senior revolving credit facility. Interest expense also includes costs attributable to the interest rate caps that we use to manage our interest rate risk. Changes in the fair value of the interest rate caps are reflected in interest expense.

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

Results of Operations

The following table summarizes our results of operations, both in dollars (in thousands) and as a percentage of total revenue:

	3Q’15		3Q’14		YTD’15		YTD’14
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue
Interest and fee income	$49,741	90.3%	$48,792	90.5%	$144,474	89.9%	$135,833	90.0%
Insurance income, net	2,767	5.0%	2,636	4.9%	8,816	5.5%	8,412	5.6%
Other income	2,588	4.7%	2,481	4.6%	7,331	4.6%	6,682	4.4%

Total revenue	55,096	100.0%	53,909	100.0%	160,621	100.0%	150,927	100.0%

Expenses
Provision for credit losses	14,085	25.6%	22,542	41.9%	35,899	22.3%	53,106	35.2%

Personnel	15,993	29.0%	14,042	26.0%	51,964	32.4%	38,284	25.4%
Occupancy	4,590	8.3%	4,221	7.8%	13,053	8.1%	11,418	7.6%
Marketing	1,134	2.1%	1,756	3.3%	5,614	3.5%	4,488	3.0%
Other	4,465	8.1%	5,265	9.8%	16,417	10.2%	14,191	9.3%

Total general and administrative	26,182	47.5%	25,284	46.9%	87,048	54.2%	68,381	45.3%

Interest expense	4,335	7.9%	3,848	7.1%	11,871	7.4%	11,167	7.4%

Income before income taxes	10,494	19.0%	2,235	4.1%	25,803	16.1%	18,273	12.1%
Income taxes	3,987	7.2%	838	1.5%	9,805	6.1%	6,852	4.5%

Net income	$6,507	11.8%	$1,397	2.6%	$15,998	10.0%	$11,421	7.6%

The following table summarizes our results of operations, both in dollars (in thousands) and as a percentage of average receivables:

	3Q’15		3Q’14		YTD’15		YTD’14
	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$49,741	33.8%	$48,792	36.3%	$144,474	34.5%	$135,833	34.4%
Insurance income, net	2,767	1.9%	2,636	2.0%	8,816	2.1%	8,412	2.1%
Other income	2,588	1.7%	2,481	1.8%	7,331	1.7%	6,682	1.7%

Total revenue	55,096	37.4%	53,909	40.1%	160,621	38.3%	150,927	38.2%

Expenses
Provision for credit losses	14,085	9.6%	22,542	16.8%	35,899	8.6%	53,106	13.5%

Personnel	15,993	10.9%	14,042	10.4%	51,964	12.4%	38,284	9.7%
Occupancy	4,590	3.1%	4,221	3.1%	13,053	3.1%	11,418	2.9%
Marketing	1,134	0.8%	1,756	1.3%	5,614	1.3%	4,488	1.1%
Other	4,465	3.0%	5,265	4.0%	16,417	4.0%	14,191	3.6%

Total general and administrative	26,182	17.8%	25,284	18.8%	87,048	20.8%	68,381	17.3%

Interest expense	4,335	2.9%	3,848	2.9%	11,871	2.8%	11,167	2.8%

Income before income taxes	10,494	7.1%	2,235	1.7%	25,803	6.2%	18,273	4.6%
Income taxes	3,987	2.7%	838	0.7%	9,805	2.4%	6,852	1.7%

Net income	$6,507	4.4%	$1,397	1.0%	$15,998	3.8%	$11,421	2.9%

The following tables, provided on pages 21–25, summarize key financial data (dollars in thousands):

	Net Loans Originated (1)
	3Q’15	2Q’15	3Q’14	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	YoY $ Inc (Dec)	YoY % Inc (Dec)
Branch small loans	$63,647	$80,818	$62,910	$(17,171)	(21.2)%	$737	1.2%
Convenience checks	80,675	90,745	111,415	(10,070)	(11.1)%	(30,740)	(27.6)%
Large loans	44,911	46,134	11,301	(1,223)	(2.7)%	33,610	297.4%
Automobile loans	7,665	11,802	16,222	(4,137)	(35.1)%	(8,557)	(52.7)%
Retail loans	7,868	8,136	7,725	(268)	(3.3)%	143	1.9%

Total net loans originated	$204,766	$237,635	$209,573	$(32,869)	(13.8)%	$(4,807)	(2.3)%

(1)	Represents the balance of loan origination and refinancing net of unearned finance charges

	Other Key Metrics
	3Q’15	2Q’15	3Q’14
Net charge-offs	$12,470	$12,881	$13,825
Net charge-offs (180+ policy change)	—	—	(2,106)

Net charge-offs (excluding policy change)	$12,470	$12,881	$11,719
Percentage of average finance receivables (annualized)	8.5%	9.4%	8.7%

Provision for credit losses	$14,085	$12,102	$22,542
Percentage of average finance receivables (annualized)	9.6%	8.8%	16.8%
Percentage of total revenue	25.6%	22.8%	41.8%

General and administrative expenses	$26,182	$28,243	$25,284
Percentage of average finance receivables (annualized)	17.8%	20.5%	18.8%
Percentage of total revenue	47.5%	53.3%	46.9%

Same store results:
Finance receivables at period-end	$573,221	$545,928	$525,468
Finance receivable growth rate	7.1%	8.0%	3.8%
Number of branches in calculation	293	281	263

	Finance Receivables by Product
	3Q’15	2Q’15	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	3Q’14	YoY $ Inc (Dec)	YoY % Inc (Dec)
Branch small loans	$147,664	$140,161	$7,503	5.4%	$114,398	$33,266	29.1%
Convenience checks	180,543	174,786	5,757	3.3%	196,026	(15,483)	(7.9)%
Large loans	119,731	93,203	26,528	28.5%	42,177	77,554	183.9%

Total core loans	447,938	408,150	39,788	9.7%	352,601	95,337	27.0%
Automobile loans	128,131	139,593	(11,462)	(8.2)%	163,825	(35,694)	(21.8)%
Retail loans	25,539	24,782	757	3.1%	26,927	(1,388)	(5.2)%

Total finance receivables	$601,608	$572,525	$29,083	5.1%	$543,353	$58,255	10.7%

Number of branches at period end	322	316	6	1.9%	296	26	8.8%
Average finance receivables per branch	$1,868	$1,812	$56	3.1%	$1,836	$32	1.7%

	3Q’14	2Q’14	QoQ $ Inc (Dec)	QoQ % Inc (Dec)
Total finance receivables	$543,353	$517,975	$25,378	4.9%

	Contractual Delinquency by Aging
	3Q’15		2Q’15		3Q’14
Allowance for credit losses	$37,786	6.3%	$36,171	6.3%	$43,301	8.0%

Current	466,847	77.6%	454,424	79.4%	404,756	74.5%
1 to 29 days past due	90,626	15.1%	81,275	14.2%	98,304	18.1%

Delinquent accounts:
30 to 59 days	17,094	2.8%	14,665	2.5%	19,274	3.6%
60 to 89 days	9,952	1.7%	8,113	1.4%	9,406	1.7%
90 to 119 days	6,874	1.1%	5,633	1.0%	5,508	1.0%
120 to 149 days	5,766	1.0%	4,597	0.8%	4,284	0.8%
150 to 179 days	4,449	0.7%	3,818	0.7%	1,821	0.3%
180 days and over	—	0.0%	—	0.0%	—	0.0%

Total contractual delinquency	$44,135	7.3%	$36,826	6.4%	$40,293	7.4%

Total finance receivables	$601,608	100.0%	$572,525	100.0%	$543,353	100.0%

1 day and over past due	$134,761	22.4%	$118,101	20.6%	$138,597	25.5%

	Contractual Delinquency by Product
	3Q’15		2Q’15		3Q’14
Branch small loans	$14,166	9.6%	$10,804	7.7%	$9,209	8.0%
Convenience checks	15,605	8.6%	13,561	7.8%	17,151	8.7%
Large loans	3,829	3.2%	2,748	2.9%	2,114	5.0%
Automobile loans	9,327	7.3%	8,619	6.2%	10,588	6.5%
Retail loans	1,208	4.7%	1,094	4.4%	1,231	4.6%

Total contractual delinquency	$44,135	7.3%	$36,826	6.4%	$40,293	7.4%

	Quarterly Trend
	3Q’14	4Q’14	1Q’15	2Q’15	3Q’15	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$48,792	$48,964	$47,065	$47,668	$49,741	$2,073	$949
Insurance income, net	2,636	2,261	2,929	3,120	2,767	(353)	131
Other income	2,481	2,567	2,530	2,213	2,588	375	107

Total revenue	53,909	53,792	52,524	53,001	55,096	2,095	1,187

Expenses
Provision for credit losses	22,542	15,950	9,712	12,102	14,085	(1,983)	8,457

Personnel	14,042	17,099	19,760	16,211	15,993	218	(1,951)
Occupancy	4,221	4,157	4,165	4,298	4,590	(292)	(369)
Marketing	1,756	1,842	2,471	2,009	1,134	875	622
Other	5,265	5,298	6,227	5,725	4,465	1,260	800

Total general and administrative	25,284	28,396	32,623	28,243	26,182	2,061	(898)

Interest expense	3,848	3,780	3,604	3,932	4,335	(403)	(487)

Income before income taxes	2,235	5,666	6,585	8,724	10,494	1,770	8,259
Income taxes	838	2,285	2,502	3,316	3,987	(671)	(3,149)

Net income	$1,397	$3,381	$4,083	$5,408	$6,507	$1,099	$5,110

Net income per common share:
Basic	$0.11	$0.27	$0.32	$0.42	$0.51	$0.09	$0.40

Diluted	$0.11	$0.26	$0.31	$0.41	$0.50	$0.09	$0.39

Weighted-average shares outstanding:
Basic	12,714	12,744	12,838	12,845	12,881	36	167

Diluted	12,934	12,955	13,061	13,078	13,111	33	177

	3Q’14	4Q’14	1Q’15	2Q’15	3Q’15	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	522,820	530,270	507,742	560,981	588,966	27,985	66,146

Finance receivables	543,353	546,192	525,907	572,525	601,608	29,083	58,255

Allowance for credit losses	43,301	40,511	36,950	36,171	37,786	1,615	(5,515)

Senior revolving credit facility	339,323	341,419	312,538	359,491	379,617	20,126	40,294

	Headcount Trend
	3Q’14	4Q’14	1Q’15	2Q’15	3Q’15	QoQ Inc (Dec)	YoY Inc (Dec)
Branch headcount	1,313	1,335	1,273	1,205	1,208	3	(105)
2015 new branches			15	40	48	8	48

Total branch headcount	1,313	1,335	1,288	1,245	1,256	11	(57)
Home office headcount	92	105	125	120	129	9	37

Total headcount	1,405	1,440	1,413	1,365	1,385	20	(20)

Number of branches	296	300	306	316	322	6	26

	General & Administrative Expenses Trend
	3Q’14	4Q’14	1Q’15	2Q’15	3Q’15	QoQ $ B(W)	YoY $ B(W)
Branch G&A expenses	$16,866	$18,020	$19,284	$16,596	$17,946	$(1,350)	$(1,080)
2015 new branches			86	498	930	(432)	(930)

Total branch G&A expenses	16,866	18,020	19,370	17,094	18,876	(1,782)	(2,010)
Marketing	1,756	1,842	2,471	2,009	1,134	875	621
Home office G&A expenses	6,662	8,534	10,782	9,140	6,172	2,968	491

Total G&A expenses	$25,284	$28,396	$32,623	$28,243	$26,182	$2,061	$(898)

	Net Loans Originated (1)
	YTD’15	YTD’14	YTD $ Inc (Dec)	YTD % Inc (Dec)
Branch small loans	$195,835	$160,293	$35,542	22.2%
Convenience checks	232,074	238,785	(6,711)	(2.8)%
Large loans	120,874	32,995	87,879	266.3%
Automobile loans	34,057	51,326	(17,269)	(33.6)%
Retail loans	22,731	22,350	381	1.7%

Total net loans originated	$605,571	$505,749	$99,822	19.7%

(1)	Represents the balance of loan origination and refinancing net of unearned finance charges

	Other Key Metrics
	YTD’15	YTD’14
Net charge-offs	$38,624	$39,894
Net charge-offs (180+ policy change)	—	(2,106)

Net charge-offs (excluding policy change)	$38,624	$37,788
Percentage of average finance receivables (annualized)	9.2%	9.6%

Provision for credit losses	$35,899	$53,106
Percentage of average finance receivables (annualized)	8.6%	13.5%
Percentage of total revenue	22.4%	35.2%

General and administrative expenses	$87,048	$68,381
Percentage of average finance receivables (annualized)	20.8%	17.3%
Percentage of total revenue	54.2%	45.3%

Comparison of September 30, 2015, Versus September 30, 2014

The following is a discussion of the changes in finance receivables by product type:

•	Branch Small Loans – Branch small loans outstanding increased by $33.3 million, or 29.1%, to $147.7 million at September 30, 2015, from $114.4 million at September 30, 2014. The growth in receivables in branches opened in 2014 and 2015 contributed to the growth in overall branch small loans outstanding.

•	Convenience Checks – Convenience checks outstanding decreased by $15.5 million, or 7.9%, to $180.5 million at September 30, 2015, from $196.0 million at September 30, 2014, primarily due to the higher than normal proportion of lower credit quality loans originated during the 2014 summer direct mail campaigns and the conversion of many convenience check loans to large loans.

•	Large Loans – Large loans outstanding increased by $77.6 million, or 183.9%, to $119.7 million at September 30, 2015, from $42.2 million at September 30, 2014. The increase was primarily due to the addition of expertise in this product type, increased marketing, and the conversion of many convenience check loans to large loans.

•	Automobile Loans – Automobile loans outstanding decreased by $35.7 million, or 21.8%, to $128.1 million at September 30, 2015, from $163.8 million at September 30, 2014. This decrease is due to our strategic decision to constrain capital in the highly competitive automobile category. In August 2014, our AutoCredit Source branches were re-branded as Regional Finance branches, and we now offer all loan products in these branches with less focus on indirect automobile purchase loans. We anticipate that the automobile loan portfolio will continue to liquidate in the short-term as we refine our business practices in this segment.

•	Retail Loans – Retail loans outstanding decreased $1.4 million, or 5.2%, to $25.5 million at September 30, 2015, from $26.9 million at September 30, 2014. The decrease in retail loans outstanding occurred because of competitive pressures in the market.

Comparison of the Three Months Ended September 30, 2015, Versus the Three Months Ended September 30, 2014

Net Income and Revenue. Net income increased $5.1 million, or 365.8%, to $6.5 million during the three months ended September 30, 2015, from $1.4 million during the prior year period. The increase in net income during the quarter ended September 30, 2015 is primarily due to a decrease in provision for credit losses of $8.5 million and a revenue increase of $1.2 million, offset by an increase in general and administrative expenses of $0.9 million, a $3.1 million increase in income taxes, and a $0.5 million increase in interest expense. Each of these components of net income are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $0.9 million, or 1.9%, to $49.7 million during the three months ended September 30, 2015, from $48.8 million during the prior year period. The increase in interest and fee income was primarily due to a 9.4% increase in average finance receivables offset by a 2.5% yield decrease since September 30, 2014. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories (dollars in thousands):

	Averages and Yields
	3Q’15		2Q’15		3Q’14
	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Branch small loans	$144,551	43.5%	$130,806	45.3%	$111,713	48.0%
Convenience checks	178,940	42.8%	171,323	45.0%	187,845	49.0%
Large loans	106,155	27.6%	79,756	27.7%	42,691	26.6%
Automobile loans	133,857	18.8%	143,659	19.3%	168,226	19.6%
Retail loans	25,022	19.1%	24,556	18.8%	27,271	18.7%

Total interest and fee yield	$588,525	33.8%	$550,100	34.7%	$537,746	36.3%

Total revenue yield	$588,525	37.4%	$550,100	38.5%	$537,746	40.1%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 3Q’15 Compared to 3Q’14 Increase (Decrease)
	Volume	Rate	Net
Branch small loans	$3,663	$(1,336)	$2,327
Convenience checks	(1,054)	(2,798)	(3,852)
Large loans	4,381	110	4,491
Automobile loans	(1,630)	(310)	(1,940)
Retail loans	(107)	30	(77)
Change in product mix	(805)	805	—

Total increase in interest and fee income	$4,448	$(3,499)	$949

Branch small loan and convenience check yields decreased 450 basis points and 620 basis points, respectively, compared to the three months ended September 30, 2014 as more of our branch small loan and convenience check customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. The yield decline to the prior year period was also due to the absence of the higher rate, lower credit quality convenience check loans originated in 2014. We anticipate that the branch small loan and convenience check loan yields will continue to decrease slightly or remain flat due to demand for larger loan amounts.

Insurance Income. Insurance income increased $0.1 million, or 5.0%, to $2.8 million during the three months ended September 30, 2015 from $2.6 million during the prior year period. The increase in insurance income was due primarily to a 9.4% increase in average finance receivables. Annualized insurance income as a percentage of average finance receivables decreased to 1.9% for the three months ended September 30, 2015 from 2.0% for the prior year period. The decrease is primarily due to higher claims expense during the three months ended September 30, 2015 compared to the prior year period.

Other Income. Other income increased $0.1 million, or 4.3%, to $2.6 million during the three months ended September 30, 2015 from $2.5 million during the prior year period. The largest component of other income is late charges, which increased $0.2 million compared to the three months ended September 30, 2014. The increase in late charges was due primarily to the 9.4% increase in average finance receivables.

Provision for Credit Losses. Our provision for credit losses decreased $8.5 million, or 37.5%, to $14.1 million during the three months ended September 30, 2015 from $22.5 million during the prior year period. Our provision was impacted in the third quarter of 2014 by a charge to augment our allowance for credit losses, necessitated by a higher than normal proportion of lower credit quality convenience check loans originated in our summer convenience check campaigns.

Annualized net charge-offs as a percentage of average finance receivables for the three months ended September 30, 2015 were 8.5%, a decrease from 8.7% in the prior year period.

Delinquencies one day and over past due as a percentage of total finance receivables decreased to 22.4% as of September 30, 2015, from 25.5% as of the prior year period, primarily due to the absence of lower credit quality convenience check loans originated in 2014. Delinquencies 30 days and over past due as a percentage of total finance receivables decreased to 7.3% as of September 30, 2015, from 7.4% as of the prior year period.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $0.9 million, or 3.6%, to $26.2 million during the three months ended September 30, 2015 from $25.3 million during the prior year period. Our receivable efficiency ratio (general and administrative expense as a percentage of average finance receivables) decreased to 17.8% during the three months ended September 30, 2015 from 18.8% during the prior year period. Our revenue efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 47.5% during the three months ended September 30, 2015 from 46.9% during the prior year period. The cause of the increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $2.0 million, or 13.9%, to $16.0 million during the three months ended September 30, 2015 from $14.0 million during the prior year period. Approximately half of the increase was the result of adding 26 branches to our network and additional home office employees since September 30, 2014. The additional home office employees strengthen our credit risk, internal audit, compliance, and other home office support functions. In addition, deferred loan origination costs (contra-expense) decreased $1.1 million due to fewer loan originations compared to the prior year period.

Occupancy. Occupancy expenses increased $0.4 million, or 8.7%, to $4.6 million during the three months ended September 30, 2015 from $4.2 million in the prior year period. The increase in occupancy expenses is the result of new branches opened. Additionally, we frequently experience increases in rent as we renew existing leases. At September 30, 2014, we had 296 branches; whereas, at September 30, 2015, we had 322 branches.

Marketing. Marketing expenses decreased $0.6 million, or 35.4%, to $1.1 million during the three months ended September 30, 2015 from $1.8 million during the prior year period. The decrease was due to lower negotiated pricing from our vendors, reductions in postage expense through drop shipments of our larger standard class mailings, and an 11% reduction in total mail from the prior year period. The reduction in total mail quantity was the result of our efforts to fine-tune our processes to more efficiently target potential customers.

Other Expenses. Other expenses decreased $0.8 million, or 15.2%, to $4.5 million during the three months ended September 30, 2015 from $5.3 million during the prior year period. The decrease was primarily due to lower compliance and legal costs.

Interest Expense. Interest expense on the senior revolving credit facility and other debt increased $0.5 million, or 12.7%, to $4.3 million during the three months ended September 30, 2015 from $3.8 million during the prior year period. This increase was due primarily to the increase in the average balance of our senior revolving credit facility and the purchase of interest rate caps in April 2015. The average cost of our senior revolving credit facility increased 13 basis points to 4.68% for the three months ended September 30, 2015 from 4.55% for the prior period. The increase was due primarily to an increase in interest rate cap expense of $0.2 million.

Income Taxes. Income taxes increased $3.1 million, or 375.8%, to $4.0 million during the three months ended September 30, 2015 from $0.8 million during the prior year period. The increase in income taxes was due to an increase in our net income before taxes. Our effective tax rate increased 50 basis points to 38.0% during the three months ended September 30, 2015 from 37.5% during the prior year period. The slight increase in our effective tax rate was primarily due to the state mix of taxable income.

Comparison of the Nine Months Ended September 30, 2015, Versus the Nine Months Ended September 30, 2014

Net Income and Revenue. Net income increased $4.6 million, or 40.1%, to $16.0 million during the nine months ended September 30, 2015, from $11.4 million during the prior year period. The increase in net income for the nine months ended September 30, 2015 is primarily due to a decrease in provision for credit losses of $17.2 million and a revenue increase of $9.7 million, offset by an increase in general and administrative expenses of $18.7 million, a $3.0 million increase in income taxes, and a $0.7 million increase in interest expense. Each of these components of net income are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $8.6 million, or 6.4%, to $144.5 million during the nine months ended September 30, 2015, from $135.8 million during the prior year period. The increase in interest and fee income was due primarily to a 6.2% increase in average finance receivables and a 0.1% yield increase since September 30, 2014. The following table sets forth the average finance receivables balance and average yield for each of our loan product categories (in thousands):

	Averages and Yields
	YTD’15		YTD’14
	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Branch small loans	$133,701	44.8%	$107,493	47.9%
Convenience checks	178,196	44.3%	174,057	45.2%
Large loans	79,806	27.4%	42,585	26.8%
Automobile loans	142,417	19.1%	173,252	19.7%
Retail loans	24,983	18.7%	28,879	18.3%

Total interest and fee yield	$559,103	34.5%	$526,266	34.4%

Total revenue yield	$559,103	38.3%	$526,266	38.2%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD’15 Compared to YTD’14 Increase (Decrease)
	Volume	Rate	Net
Branch small loans	$8,935	$(2,665)	$6,270
Convenience checks	1,389	(1,215)	174
Large loans	7,635	169	7,804
Automobile loans	(4,445)	(700)	(5,145)
Retail loans	(544)	82	(462)
Change in product mix	(4,548)	4,548	—

Total increase in interest and fee income	$8,422	$219	$8,641

Branch small loan and convenience check yields decreased 310 basis points and 90 basis points, respectively, from the nine months ended September 30, 2014 as more of our branch small loan and convenience check customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. The yield decline to the prior year period was also due to the absence of the higher rate, lower credit quality convenience check loans originated in 2014. We anticipate that the branch small loan and convenience check yields will continue to decrease slightly or remain flat due to demand for larger loan amounts.

Insurance Income. Insurance income increased $0.4 million, or 4.8%, to $8.8 million during the nine months ended September 30, 2015 from $8.4 million during the prior year period. The increase in insurance income was due primarily to a 6.2% increase in average finance receivables. Annualized insurance income as a percentage of average finance receivables remained at 2.1%.

Other Income. Other income increased $0.6 million, or 9.7%, to $7.3 million during the nine months ended September 30, 2015 from $6.7 million during the prior year period. The largest component of other income is late charges, which increased $0.9 million, or 15.2%, to $6.7 million during the nine months ended September 30, 2015 from $5.8 million during the prior year period. The increase in late charges was due primarily to the implementation of a late fee as part of the modernization of North Carolina’s consumer finance law and a 6.2% increase in average finance receivables.

Provision for Credit Losses. Our provision for credit losses decreased $17.2 million, or 32.4%, to $35.9 million during the nine months ended September 30, 2015 from $53.1 million during the prior year period. Our provision was impacted in the third quarter of 2014 by a charge to augment our allowance for credit losses, necessitated by a higher than normal proportion of lower credit quality convenience check loans originated in our summer convenience check campaigns. Annualized net loans charged-off (excluding policy change) were 9.2% and 9.6% of average finance receivables for the nine month period ended September 30, 2015 and 2014, respectively. Net charge-offs of $38.6 million during the nine months ended September 30, 2015 exceeded the provision for credit losses by $2.7 million as we charged off the remainder of the 2014 convenience check problem loans against the allowance during 2015 and did not need to rebuild or maintain that allowance going forward.

Delinquencies one day and over past due as a percentage of total finance receivables decreased to 22.4% as of September 30, 2015, from 25.5% as of the prior year period, primarily due to the absence of lower credit quality convenience check loans originated in 2014. Delinquencies 30 days and over past due as a percentage of total finance receivables decreased to 7.3% as of September 30, 2015, from 7.4% as of the prior year period.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $18.7 million, or 27.3%, to $87.0 million during the nine months ended September 30, 2015 from $68.4 million during the prior year period. Our receivable efficiency ratio (general and administrative expenses as a percentage of average receivables) increased to 20.8% for the first nine months of 2015 from 17.3% during the prior period. Our revenue efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 54.2% during the nine months ended September 30, 2015 from 45.3% during the prior year period. The cause of the increase in general and administrative expenses is explained in greater detail immediately below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $13.7 million, or 35.7%, to $52.0 million during the nine months ended September 30, 2015 from $38.3 million in the prior year period. This increase is primarily attributable to additional hiring for 26 new branches and additional home office employees since September 30, 2014. At September 30, 2014, we had 296 branches; whereas, at September 30, 2015, we had 322 branches. The increase is also attributable to non-operating compensation-related costs of $2.1 million incurred during the nine months ended September 30, 2015, related to a Chief Executive Officer restricted stock grant and the retirement agreement with our former Vice Chairman.

Occupancy. Occupancy expenses increased $1.6 million, or 14.3%, to $13.1 million during the nine months ended September 30, 2015 from $11.4 million during the prior year period. The increase in occupancy expenses is the result of 26 additional branches since September 30, 2014, and telecommunications upgrades. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses increased $1.1 million, or 25.1%, to $5.6 million during the nine months ended September 30, 2015 from $4.5 million during the prior year period. The increase was due to the increases in the volume of our mail campaigns, invitations to apply, and pre-qualified offers to support our 26 new branches and grow our large loan product category.

Other Expenses. Other expenses increased $2.2 million, or 15.7%, to $16.4 million during the nine months ended September 30, 2015 from $14.2 million during the prior year period. The increase was primarily due to increases for credit risk consulting, legal expense related to the securities class action lawsuit, executive compensation consulting and legal costs, and costs related to a larger number of branches.

Interest Expense. Interest expense on the senior revolving credit facility increased $0.7 million, or 6.3%, to $11.9 million during the nine months ended September 30, 2015 from $11.2 million during the prior year period. This increase was due primarily to the purchase of interest rate caps in April 2015 and the related interest rate cap expense of $0.4 million since then. The average cost of our senior revolving credit facility increased by 10 basis points to 4.57% for the nine months ended September 30, 2015 from 4.47% for the prior year period.

Income Taxes. Income taxes increased $3.0 million, or 43.1%, to $9.8 million during the nine months ended September 30, 2015 from $6.9 million during the prior year period. The increase in income taxes was due to an increase in net income before taxes. Our effective tax rate increased 50 basis points to 38% during the nine months ended September 30, 2015 from 37.5% during the prior year period. The increase in our effective tax rate was primarily due to the state mix of taxable income.

Quarterly Information and Seasonality

Our loan volume and the contractual delinquency of our finance receivable portfolio follow seasonal trends. Demand for our loans is typically highest during the third and fourth quarters, which we believe is largely due to customers borrowing money for back-to-school and holiday spending. With the exception of automobile loans, loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. During the remainder of the year, we typically experience loan growth from general operations. In addition, we typically generate higher loan volumes in the second half of the year from direct mail campaigns, which are timed to coincide with seasonal consumer demand. Also, delinquencies have generally been lower in the first half of the year than during the second half of the year. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

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

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of September 30, 2015, these reserve requirements totaled $2.9 million. Additionally, we had a reserve for life insurance claims on our balance sheet of $0.3 million, as determined by the third party ceding company.

Cash Flow.

Operating Activities. Net cash provided by operating activities decreased by $3.3 million, or 5.1%, to $61.6 million during the nine months ended September 30, 2015 from $64.9 million during the prior year period. The decrease was primarily due to an increase in general and administrative expenses.

Investing Activities. Investing activities consist of finance receivables originated and purchased, net change in restricted cash, and the purchase of furniture and equipment for new and existing branches. Net cash used in investing activities for the nine months ended September 30, 2015 was $97.9 million compared to net cash used in investing activities of $42.0 million during the prior year period, a net increase of $55.9 million. The increase was primarily due to higher net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuance of common stock. During the nine months ended September 30, 2015, net cash provided by financing activities was $37.2 million, a change of $60.4 million compared to the $23.2 million net cash used in financing activities during the prior year period. The increase in net cash provided by financing activities was primarily a result of an increase in net advances on the senior revolving credit facility to fund higher net originations of finance receivables.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into the fifth amended and restated senior revolving credit facility with a syndicate of banks in September 2015. The fifth amended and restated senior revolving credit facility provides for up to $538.0 million in availability, with a borrowing base of 85% of eligible secured finance receivables and up to 70% of eligible unsecured finance receivables, in each case, subject to adjustment at certain credit quality levels (83% and 68% as of September 30, 2015, respectively), and matures in September 2018. The facility has an accordion provision that allows for the expansion of the facility to $600.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one, two, three, four, and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. Alternatively, we may pay interest at a rate based on the prime rate (which was 3.25% as of September 30, 2015) plus a margin of 2.00%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $375.0 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables and equity interests of substantially all of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $379.6 million at September 30, 2015, and the amount available for borrowing, but not yet advanced, was $81.8 million. At September 30, 2015, we were in compliance with our debt covenants. A year or more in advance of the September 2018 maturity date of our amended and restated senior revolving credit facility, we intend to extend its maturity date or take other appropriate action to address repayment upon maturity. For a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to general practices within the consumer finance industry. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities for the periods indicated in the financial statements. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

We charge off loans during the month the loan is contractually delinquent 180 days. Non-titled accounts in a confirmed Chapter 7 or Chapter 13 bankruptcy are charged off at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. We initiate repossession proceedings on certain loans when we have exhausted other means of collection and, in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed vehicles through public sales conducted by independent automobile auction organizations, after the required post-repossession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

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

We recognize income on credit life insurance using the sum-of-the-years’ digits method over the terms of the policies. We recognize income on credit accident and health insurance using the average of the sum-of-the-years’ digits and the straight-line methods over the terms of the policies. We recognize income on credit-related property and automobile insurance, and on credit involuntary unemployment insurance using the straight-line method over the terms of the policies. Rebates are computed using statutory methods, which in many cases match the GAAP method, and where it does not match, the difference between the GAAP method and the statutory method is recognized in income at the time of rebate.

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

Share-Based Compensation.

Our stock compensation plans are detailed in “Part I. Financial Statements, Note 8, Share-Based Compensation.” We measure compensation cost for share-based awards at estimated fair value and recognize compensation expense over the service period for awards expected to vest. All grants are made at 100% of fair value at the date of the grant. We use the closing stock price on the date of grant as the fair value of restricted stock and common stock awards. The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate, and expected life, changes to which can materially affect the fair value estimate. The expected volatility is based on our historical stock price volatility beginning in 2014. Prior to 2014, we used the performance of the common stock of a publicly traded company whose business is comparable to ours to estimate the volatility of our stock due to a lack of historical data of our own stock price. The risk-free rate is based on the zero coupon U.S. Treasury bond rate for the expected term of the award on the grant date. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data. In addition, the estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Income Taxes.

We file income tax returns in the U.S. federal jurisdiction and various states. We are generally no longer subject to federal, state, or local income tax examinations by taxing authorities before 2012, though we remain subject to examination in New Mexico, Tennessee, and Texas for the 2011 tax year.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of September 30, 2015, we had not taken any tax position that exceeds the amount described above.

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

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At September 30, 2015, our outstanding debt under our senior revolving credit facility was $380 million and interest on borrowings under this facility was approximately 4.57% for the nine months ended September 30, 2015, including amortization of debt issuance costs and an unused line fee. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 25 basis points and the outstanding balance at September 30, 2015, an increase of 100 basis points in the LIBOR would result in an increase of 25 basis points to our borrowing costs and would result in $949 of increased interest expense on an annual basis.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company’s primary insurance carrier during the applicable time period has (i) denied coverage for the 1933 Act Claims and (ii) acknowledged coverage of the Company and other insureds for the 1934 Act Claims under a reservation of rights and subject to the terms and conditions of the applicable insurance policy. The parties plan to negotiate an allocation between denied and acknowledged claims.

We are also involved in various legal proceedings and related actions that have arisen in the ordinary course of our business that have not been fully adjudicated. Our management does not believe that these matters, when ultimately concluded and determined, will have a material adverse effect on our financial condition, liquidity, or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to our Risk Factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 and second fiscal quarter ended June 30, 2015. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (which was filed with the SEC on March 16, 2015) and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (which was filed with the SEC on May 8, 2015), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: October 30, 2015	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Fifth Amended and Restated Loan and Security Agreement, dated September 18, 2015, by and among Regional Management Corp., Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, Regional Finance Company of Missouri, LLC, Regional Finance Company of Georgia, LLC, RMC Financial Services of Florida, LLC, Regional Finance Company of Louisiana, LLC, Regional Finance Company of Mississippi, LLC, Regional Finance Company of Kentucky, LLC, Regional Finance Company of Virginia, LLC, Bank of America, N.A., BMO Harris Financing, First Tennessee Bank National Association, Capital One, N.A., Texas Capital Bank, N.A., Wells Fargo Bank, National Association, Capital Bank, N.A., and Bank of America, N.A., as Agent.	8-K	001-35477	10.1	9/21/2015

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) the Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2015 and the year ended December 31, 2014; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X