Form 10-Q
period 2016-03-31
Regional Management Corp.
filed 2016-04-28
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2016, the registrant had outstanding 11,997,003 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Cash	$7,436	$7,654
Gross finance receivables	761,294	785,042
Unearned finance charges, insurance premiums, and commissions	(153,931)	(156,598)

Finance receivables	607,363	628,444
Allowance for credit losses	(36,230)	(37,452)

Net finance receivables	571,133	590,992
Restricted cash	10,818	10,506
Property and equipment, net of accumulated depreciation	9,888	8,945
Intangible assets, net	2,907	2,410
Deferred tax asset, net	2,453	1,982
Goodwill	716	716
Repossessed assets at net realizable value	467	307
Other assets	3,889	2,861

Total assets	$609,707	$626,373

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$396,543	$411,177
Unamortized debt issuance costs	(2,443)	(2,692)

Net long-term debt	394,100	408,485
Accounts payable and accrued expenses	13,685	12,661

Total liabilities	407,785	421,146
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value, 1,000,000 shares authorized, 12,939 shares issued and 12,367 shares outstanding at March 31, 2016 and 12,914 shares issued and outstanding at December 31, 2015	1,294	1,291
Additional paid-in-capital	89,565	89,178
Retained earnings	119,934	114,758
Treasury stock, at cost, 572 shares at March 31, 2016	(8,871)	—

Total stockholders’ equity	201,922	205,227

Total liabilities and stockholders’ equity	$609,707	$626,373

The following table presents the assets and liabilities of our consolidated variable interest entity:

Assets
Cash	$51	$376
Finance receivables	68,954	80,309
Allowance for credit losses	(3,040)	(2,588)
Restricted cash	7,917	7,605
Repossessed assets at net realizable value	249	36

Total assets	$74,131	$85,738

Liabilities
Net long-term debt	$62,331	$71,226
Accounts payable and accrued expenses	32	50

Total liabilities	$62,363	$71,276

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue
Interest and fee income	$51,300	$47,065
Insurance income, net	2,939	2,929
Other income	2,458	2,530

Total revenue	56,697	52,524

Expenses
Provision for credit losses	13,791	9,712

Personnel	17,127	19,760
Occupancy	4,863	4,105
Marketing	1,515	2,471
Other	6,300	6,287

Total general and administrative expenses	29,805	32,623

Interest expense	4,710	3,604

Income before income taxes	8,391	6,585
Income taxes	3,215	2,502

Net income	$5,176	$4,083

Net income per common share:
Basic	$0.41	$0.32

Diluted	$0.40	$0.31

Weighted average shares outstanding:
Basic	12,756	12,838

Diluted	12,949	13,061

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2014	12,748	$1,275	$85,655	$91,393	$—	$178,323
Issuance of restricted stock awards	108	11	(11)	—	—	—
Exercise of stock options	145	14	—	—	—	14
Excess tax benefit from exercise of stock options	—	—	378	—	—	378
Shares withheld related to net share settlement	(87)	(9)	(534)	—	—	(543)
Share-based compensation	—	—	3,690	—	—	3,690
Net income	—	—	—	23,365	—	23,365

Balance, December 31, 2015	12,914	$1,291	$89,178	$114,758	$—	$205,227
Issuance of restricted stock awards	15	1	(1)	—	—	—
Exercise of stock options	33	4	—	—	—	4
Excess tax benefit from exercise of stock options	—	—	34	—	—	34
Repurchase of common stock	—	—	—	—	(8,871)	(8,871)
Shares withheld related to net share settlement	(23)	(2)	(94)	—	—	(96)
Share-based compensation	—	—	448	—	—	448
Net income	—	—	—	5,176	—	5,176

Balance, March 31, 2016	12,939	$1,294	$89,565	$119,934	$(8,871)	$201,922

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$5,176	$4,083
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,791	9,712
Depreciation and amortization	1,531	883
(Gain) loss on disposal of property and equipment	(5)	362
Accretion of discounts on purchased receivables	—	(8)
Share-based compensation	448	1,906
Fair value adjustment on interest rate caps	124	—
Deferred income taxes, net	(471)	498
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(1,323)	2,413
Increase in other liabilities	998	580

Net cash provided by operating activities	20,269	20,429

Cash flows from investing activities:
Net repayments of finance receivables	6,069	7,020
Purchase of intangible assets	(827)	(27)
Increase in restricted cash	(312)	—
Purchase of property and equipment	(1,772)	(276)
Insurance proceeds from loss on disposal of property and equipment	41	—

Net cash provided by investing activities	3,199	6,717

Cash flows from financing activities:
Net payments on senior revolving credit facility	(5,588)	(28,881)
Payments on amortizing loan	(8,949)	—
Payments for debt issuance costs	(247)	(1)
Taxes paid related to net share settlement of equity awards	(92)	(283)
Excess tax benefits from exercise of stock options	61	67
Repurchase of common stock	(8,871)	—

Net cash used in financing activities	(23,686)	(29,098)

Net change in cash	(218)	(1,952)
Cash at beginning of period	7,654	4,012

Cash at end of period	$7,436	$2,060

Supplemental cash flow information
Interest paid	$4,161	$3,478

Income taxes paid	$1,646	$320

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans (branch small loans and convenience checks), large loans, automobile loans, retail loans, and related credit insurance. As of March 31, 2016, the Company operated offices in 339 locations in the states of Alabama (50 offices), Georgia (8 offices), New Mexico (18 offices), North Carolina (36 offices), Oklahoma (28 offices), South Carolina (72 offices), Tennessee (21 offices), Texas (98 offices), and Virginia (8 offices) under the names Regional Finance and RMC Retail. The Company opened 8 new offices during the three months ended March 31, 2016.

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q adopted by the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

Treasury stock: The Company records the repurchase of shares of its common stock at cost on the settlement date of the transaction. These shares are considered treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

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

Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, fair value of share-based compensation, the valuation of deferred tax assets and liabilities, contingent liabilities on litigation matters, and the allocation of the purchase price to assets acquired in business combinations.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Recent accounting pronouncements: In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting update to simplify the presentation of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by the update. The update is effective for annual and interim periods beginning after December 15, 2015. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. In August 2015, the FASB issued an additional accounting update on certain debt issue costs, which clarifies that debt issue costs associated with line-of-credit agreements may be classified as an asset or as a direct deduction to the carrying amount of the debt. The debt issue costs should continue to be deferred and amortized over the term of the line-of-credit. As a result of these accounting updates, debt issue costs were reclassified from other assets to long-term debt.

In February 2016, the FASB issued an accounting update to increase transparency and comparability of accounting for lease transactions. The update requires all leases to be recognized on the balance sheet as lease assets and lease liabilities and requires both quantitative and qualitative disclosures regarding key information about leasing arrangements. All of the Company’s leases are currently classified as operating leases with no lease assets or lease liabilities recorded. The update is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the potential impact of this update on the consolidated financial statements.

In March 2016, the FASB issued an accounting update to simplify the accounting for share-based compensation, including the accounting for forfeitures, the statutory tax withholding requirements, the accounting for income taxes, and the classification of share-based compensation transactions in the statement of cash flows. The key provision of the update is the requirement for the excess tax benefits or tax deficiencies from the exercise or vesting of share-based awards to flow through the statement of income rather than through additional paid-in-capital on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the potential impact of this update on the consolidated financial statements.

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

In thousands	March 31, 2016	December 31, 2015
Branch small loans	$148,700	$157,755
Convenience checks	161,802	180,402
Large loans	162,301	146,553
Automobile loans	106,297	116,109
Retail loans	28,263	27,625

Finance receivables	$607,363	$628,444

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	March 31, 2016
	Branch Small		Convenience Check		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%	$	%
Current	$120,022	80.7%	$134,749	83.3%	$145,164	89.5%	$81,675	76.8%	$24,191	85.6%	$505,801	83.3%
1 to 29 days past due	16,051	10.8%	14,702	9.1%	11,576	7.1%	18,502	17.4%	2,855	10.1%	63,686	10.5%

Delinquent accounts
30 to 59 days	3,590	2.4%	3,470	2.1%	1,952	1.2%	2,587	2.4%	387	1.3%	11,986	1.9%
60 to 89 days	2,641	1.8%	2,550	1.6%	1,175	0.7%	1,032	1.0%	242	0.9%	7,640	1.3%
90 to 119 days	2,344	1.6%	2,220	1.3%	1,121	0.7%	1,177	1.1%	237	0.8%	7,099	1.1%
120 to 149 days	2,093	1.4%	2,040	1.3%	748	0.5%	845	0.8%	188	0.7%	5,914	1.0%
150 to 179 days	1,959	1.3%	2,071	1.3%	565	0.3%	479	0.5%	163	0.6%	5,237	0.9%

Total delinquency	$12,627	8.5%	$12,351	7.6%	$5,561	3.4%	$6,120	5.8%	$1,217	4.3%	$37,876	6.2%

Total finance receivables	$148,700	100.0%	$161,802	100.0%	$162,301	100.0%	$106,297	100.0%	$28,263	100.0%	$607,363	100.0%

Finance receivables in nonaccrual status	$6,396	4.3%	$6,331	3.9%	$2,434	1.5%	$2,501	2.4%	$588	2.1%	$18,250	3.0%

	December 31, 2015
	Branch Small		Convenience Check		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%	$	%
Current	$123,525	78.3%	$147,110	81.6%	$127,374	86.9%	$79,878	68.8%	$22,704	82.2%	$500,591	79.7%
1 to 29 days past due	19,465	12.3%	17,872	9.9%	14,234	9.7%	27,518	23.7%	3,500	12.7%	82,589	13.1%

Delinquent accounts
30 to 59 days	4,493	2.9%	4,348	2.4%	2,157	1.5%	4,119	3.5%	537	1.9%	15,654	2.5%
60 to 89 days	3,197	2.0%	3,233	1.8%	1,153	0.8%	1,959	1.7%	316	1.1%	9,858	1.6%
90 to 119 days	2,654	1.7%	2,966	1.6%	682	0.4%	1,147	1.0%	247	1.0%	7,696	1.1%
120 to 149 days	2,347	1.5%	2,581	1.4%	574	0.4%	1,003	0.9%	173	0.6%	6,678	1.1%
150 to 179 days	2,074	1.3%	2,292	1.3%	379	0.3%	485	0.4%	148	0.5%	5,378	0.9%

Total delinquency	$14,765	9.4%	$15,420	8.5%	$4,945	3.4%	$8,713	7.5%	$1,421	5.1%	$45,264	7.2%

Total finance receivables	$157,755	100.0%	$180,402	100.0%	$146,553	100.0%	$116,109	100.0%	$27,625	100.0%	$628,444	100.0%

Finance receivables in nonaccrual status	$7,075	4.5%	$7,839	4.3%	$1,635	1.1%	$2,635	2.3%	$568	2.1%	$19,752	3.1%

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended March 31,
In thousands	2016	2015
Balance at beginning of period	$37,452	$40,511
Provision for credit losses	13,791	9,712
Charge-offs	(16,195)	(14,108)
Recoveries	1,182	835

Balance at end of period	$36,230	$36,950

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance January 1, 2016	Provision	Charge-offs	Recoveries	Balance March 31, 2016	Finance Receivables March 31, 2016	Allowance as Percentage of Finance Receivable March 31, 2016
Branch small loans	$9,456	$4,573	$(5,243)	$359	$9,145	$148,700	6.1%
Convenience checks	12,079	5,578	(6,705)	454	11,406	161,802	7.0%
Large loans	5,593	1,656	(1,287)	114	6,076	162,301	3.7%
Automobile loans	8,828	1,430	(2,438)	208	8,028	106,297	7.6%
Retail loans	1,496	554	(522)	47	1,575	28,263	5.6%

Total	$37,452	$13,791	$(16,195)	$1,182	$36,230	$607,363	6.0%

In thousands	Balance January 1, 2015	Provision	Charge-offs	Recoveries	Balance March 31, 2015	Finance Receivables March 31, 2015	Allowance as Percentage of Finance Receivable March 31, 2015
Branch small loans	$6,960	$2,926	$(3,333)	$197	$6,750	$121,649	5.5%
Convenience checks	18,320	1,708	(6,527)	289	13,790	170,013	8.1%
Large loans	1,980	1,578	(512)	73	3,119	63,338	4.9%
Automobile loans	11,776	3,120	(3,304)	241	11,833	146,724	8.1%
Retail loans	1,475	380	(432)	35	1,458	24,183	6.0%

Total	$40,511	$9,712	$(14,108)	$835	$36,950	$525,907	7.0%

Impaired finance receivables as a percentage of total finance receivables were 1.3% and 1.2% as of March 31, 2016 and December 31, 2015, respectively. The following is a summary of impaired finance receivables as of the periods indicated:

In thousands	March 31, 2016	December 31, 2015
Branch small loans	$817	$524
Convenience checks	557	485
Large loans	3,647	2,760
Automobile loans	2,892	3,370
Retail loans	111	121

Total	$8,024	$7,260

Following is a summary of finance receivables evaluated for impairment for the periods indicated:

	March 31, 2016
In thousands	Branch Small	Convenience Check	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$817	$557	$3,647	$2,892	$111	$8,024
Finance receivables evaluated collectively	147,883	161,245	158,654	103,405	28,152	599,339

Finance receivables outstanding	$148,700	$161,802	$162,301	$106,297	$28,263	$607,363

Impaired receivables in nonaccrual status	$91	$57	$195	$191	$5	$539

Amount of the specific reserve for impaired accounts	$190	$127	$602	$710	$18	$1,647

Amount of the general component of the allowance	$8,955	$11,279	$5,474	$7,318	$1,557	$34,583

	December 31, 2015
In thousands	Branch Small	Convenience Check	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$524	$485	$2,760	$3,370	$121	$7,260
Finance receivables evaluated collectively	157,231	179,917	143,793	112,739	27,504	621,184

Finance receivables outstanding	$157,755	$180,402	$146,553	$116,109	$27,625	$628,444

Impaired receivables in nonaccrual status	$109	$95	$83	$415	$17	$719

Amount of the specific reserve for impaired accounts	$142	$124	$560	$862	$20	$1,708

Amount of the general component of the allowance	$9,314	$11,955	$5,033	$7,966	$1,476	$35,744

Average recorded investment in impaired finance receivables for the periods indicated are as follows:

	Three Months Ended March 31,
In thousands	2016	2015
Branch small	$561	$591
Convenience check	443	524
Large	3,182	1,263
Automobile	3,117	3,677
Retail	116	121

Total average recorded investment	$7,419	$6,176

It is not practical to compute the amount of interest earned on impaired loans.

Note 4. Intangibles

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2016			December 31, 2015
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer list	$2,485	$(2,078)	$407	$2,516	$(2,044)	$472
Software	5,015	(2,515)	2,500	4,173	(2,235)	1,938

Total intangible assets	$7,500	$(4,593)	$2,907	$6,689	$(4,279)	$2,410

Intangible amortization expense for the three months ended March 31, 2016 and 2015 totaled $0.3 million and $0.2 million, respectively. The following table sets forth the future amortization of intangible assets:

In thousands	Amount
2016	$1,599
2017	433
2018	260
2019	148
2020	141
Thereafter	326

Total	$2,907

Note 5. Interest Rate Caps

The Company has purchased interest rate cap contracts with an aggregate notional principal amount of $200.0 million and 2.50% strike rates against the one-month LIBOR. $150.0 million of these contracts expire in April 2018, with the remaining $50.0 million expiring in March 2019. When the one-month LIBOR exceeds 2.50%, the counterparty reimburses the Company for the excess over 2.50%. No payment is required by the Company or the counterparty when the one-month LIBOR is below 2.50%. The following is a summary of changes in the rate caps:

In thousands	Three Months Ended March 31, 2016
Balance at beginning of period	$120
Purchases	112
Fair value adjustment included as an (increase) in interest expense	(124)

Balance at end of period, included in other assets	$108

Note 6. Long-Term Debt

Following is a summary of the Company’s long-term debt as of the periods indicated:

	March 31, 2016			December 31, 2015
In thousands	Long-term Debt	Unamortized Debt Issuance Costs	Net Long-term Debt	Long-term Debt	Unamortized Debt Issuance Costs	Net Long-term Debt
Senior revolving credit facility	$332,694	$(925)	$331,769	$338,281	$(1,022)	$337,259
Amortizing loan	63,849	(1,518)	62,331	72,896	(1,670)	71,226

Total	$396,543	$(2,443)	$394,100	$411,177	$(2,692)	$408,485

Unused amount of senior revolving credit facility (subject to borrowing base)	$205,306			$199,719

Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables plus 70% of eligible unsecured finance receivables. These rates are subject to adjustment at certain credit quality levels (83% secured and 68% unsecured as of March 31, 2016). As of March 31, 2016, the Company had $79.5 million of eligible capacity under the facility. The facility also contains restrictive covenants and monthly and annual reporting requirements to the banks. At March 31, 2016, the Company was in compliance with all debt covenants.

In December 2015, the Company and its wholly-owned subsidiary, Regional Management Receivables, LLC (“RMR”), entered into a credit agreement providing for a $75.7 million amortizing asset-backed loan to RMR. RMR purchased $86.1 million in automobile finance receivables, net of a $2.6 million allowance for credit losses, from the Company’s affiliates using the proceeds of the loan and an equity investment from the Company. RMR holds $3.7 million in a restricted cash reserve account to satisfy provisions of the credit agreement. The reserve amount may be reduced by $2.0 million if the Company modifies certain aspects of its primary bank account. RMR pays interest of 3.00% per annum on the loan balance from the closing date until the date the loan balance has been fully repaid. The amortizing loan terminates in December 2022. The credit agreement allows RMR to prepay the loan when the outstanding balance falls below 20% of the original loan amount.

The amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these accounts are remitted to a restricted cash collection account, which totaled $4.2 million as of March 31, 2016. Cash inflows from the finance receivables are distributed to the lender and service providers in accordance with a monthly contractual priority of payments (waterfall) and, as such, the inflows are directed first to servicing fees. RMR pays a 4% servicing fee to the Company, which is eliminated in consolidation. Next, all cash inflows are directed to the interest, principal, and any adjustments to the reserve account of the amortizing loan and, thereafter, to the residual interest that the Company owns. Distributions from RMR to the Company are permitted under the credit agreement.

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

The carrying amount of VIE assets and liabilities are as follows:

In thousands	March 31, 2016	December 31, 2015
Assets
Cash	$51	$376
Finance receivables	68,954	80,309
Allowance for credit losses	(3,040)	(2,588)
Restricted cash	7,917	7,605
Repossessed assets at net realizable value	249	36

Total assets	$74,131	$85,738

Liabilities
Net long-term debt	$62,331	$71,226
Accounts payable and accrued expenses	32	50

Total liabilities	$62,363	$71,276

Note 7. Stockholders’ Equity

Stock repurchase: In February 2016, the Company’s Board of Directors (“Board”) authorized the repurchase of up to $25.0 million of the Company’s common stock. The authorization was effective immediately and extends through December 31, 2017. As of March 31, 2016, the Company had repurchased 572 thousand shares of common stock at a total cost of $8.9 million.

Note 8. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and restricted cash: Cash and restricted cash is recorded at cost, which approximates fair value due to its generally short maturity and highly liquid nature.

Finance receivables: Finance receivables are originated at prevailing market rates. The Company’s finance receivable portfolio turns approximately 1.5 times per year. The portfolio turnover is calculated by dividing cash payments, renewals, and net charge-offs by the average finance receivables. Management believes that the carrying amount approximates the fair value of its finance receivable portfolio.

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

Long-term debt: The Company’s long-term debt is frequently renewed, amended, or recently originated. As a result, the Company believes that the fair value of each of the variable rate revolving credit facility and the recent fixed-rate amortizing loan approximates their respective carrying amounts. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	March 31, 2016		December 31, 2015
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$7,436	$7,436	$7,654	$7,654
Restricted cash	10,818	10,818	10,506	10,506
Level 2 inputs
Interest rate caps	108	108	120	120
Level 3 inputs
Net finance receivables	571,133	571,133	590,992	590,992
Repossessed assets	467	467	307	307
Liabilities
Level 3 inputs
Long-term debt	396,543	396,543	411,177	411,177

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

Note 9. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2016	2015
Numerator:
Net income	$5,176	$4,083

Denominator:
Weighted average shares outstanding for basic earnings per share	12,756	12,838
Effect of dilutive securities	193	223

Weighted average shares adjusted for dilutive securities	12,949	13,061

Earnings per share:
Basic	$0.41	$0.32

Diluted	$0.40	$0.31

Options to purchase 638 thousand and 332 thousand shares of common stock were outstanding during the three months ended March 31, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 10. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”). Subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2015 Plan may not exceed the sum of (i) 350 thousand shares plus (ii) any shares (A) remaining available for the grant of awards as of the effective date under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses. As of the effectiveness of the 2015 Plan, there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of March 31, 2016, there were 287 thousand shares available for grant under the 2015 Plan.

For the three months ended March 31, 2016 and 2015, the Company recorded share-based compensation expense of $0.5 million and $1.9 million, respectively. As of March 31, 2016, unrecognized share-based compensation expense to be recognized over future periods approximated $5.9 million. This amount will be recognized as expense over a weighted-average period of 2.1 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity except where otherwise noted.

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

Long-term incentive program: The Company issues nonqualified stock options, performance-contingent restricted stock units (“RSU”), and cash-settled performance units (“CSPU”) under a long-term incentive program. Recurring annual grants are at the discretion of the Board and were made in October 2014 (for the 2014 calendar year), in April 2015 (for the 2015 calendar year), and in March 2016 (for the 2016 calendar year). The grants include cliff and graded vesting completing at the end of the third calendar year, subject to continued employment or as otherwise provided in the agreements. The actual value of the RSU and CSPU that may be earned can range from 0% to 150% of target based on the achievement of EBITDA and net income per share performance targets (2014 and 2015 grants) or the compound annual growth rate of net income and net income per share compared to a public company peer group (2016 grant) over a three-year period.

Inducement and retention program: From time to time, the Company issues share-based awards in conjunction with employment offers to select new executives and retention grants to select existing employees. The Company issues these awards to attract and retain talent and to provide market competitive compensation. The grants have various vesting terms, including fully-vested awards at the grant date, cliff vesting, and graded vesting over periods of eighteen months to five years (subject to continued employment or as otherwise provided in the agreements).

Non-employee director compensation program: The Company awards its non-employee directors a cash retainer, committee meeting fees, shares of restricted common stock, and nonqualified stock options. The restricted stock awards are granted on the fifth business day following the Company’s annual meeting of stockholders and fully vest upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company. The nonqualified stock option awards are granted on the fifth business day following the Company’s annual meeting of stockholders and are immediately vested on the grant date.

The following are the terms and amounts of the awards issued under the Company’s share-based incentive programs:

Stock options: The exercise price of all stock options is equal to the Company’s closing stock price on the date of grant. Stock options granted are subject to various vesting terms, including graded and cliff vesting over two- to five-year vesting periods. In addition, stock options vest and become exercisable in full under certain circumstances, including following the occurrence of a change of control (as defined in the option award agreements). Participants who are awarded options must exercise their options within a maximum of ten years of the grant date.

The fair value of option grants are estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below.

2016
Expected volatility	46.20%
Expected dividends	0.00%
Expected term (in years)	6.00
Risk-free rate	1.44%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the three months ended March 31, 2016:

In thousands, except per share amounts	Number of Shares	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	1,044	$13.36
Granted	158	17.08
Exercised	(33)	8.38
Forfeited	(4)	15.66
Expired	—	—

Options outstanding at March 31, 2016	1,165	$13.99	5.7	$4,166

Options exercisable at March 31, 2016	617	$11.54	3.0	$3,627

Available for grant at March 31, 2016	287

The following table provides additional stock option information for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2016	2015
Weighted-average grant date fair value per share	$7.74	$7.33
Intrinsic value of options exercised	$248	$258
Fair value of stock options that vested	$302	$439

Restricted stock units: Compensation expense for restricted stock units is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes restricted stock unit activity during the three months ended March 31, 2016. No restricted stock units were granted in the three months ended March 31, 2015:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value
Non-vested units, beginning of the year	124	$15.55
Granted	71	17.08
Vested	—	—
Forfeited	(1)	15.59

Non-vested units, at March 31, 2016	194	$16.11

Cash-settled performance units: Cash-settled performance units will be settled in cash at the end of the performance measurement period and are classified as a liability. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes cash-settled performance unit activity during the three months ended March 31, 2016. No cash-settled performance units were granted in the three months ended March 31, 2015:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value
Non-vested units, beginning of the year	1,923	$1.00
Granted	1,221	1.00
Vested	—	—
Forfeited	(21)	1.00

Non-vested units, at March 31, 2016	3,123	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the three months ended March 31, 2016:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, beginning of the year	23	$16.74
Granted	15	17.08
Vested	—	—
Forfeited	—	—

Non-vested shares, at March 31, 2016	38	$16.87

The following table provides additional restricted stock information:

	Three Months Ended March 31,
In thousands, except per share amounts	2016	2015
Weighted-average grant date fair value per share	$17.08	$15.10
Fair value of restricted stock awards that vested	$—	$1,500

Note 11. Commitments and Contingencies

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors, executive officers, and stockholders (collectively, the “Defendants”). The complaint alleged violations of the Securities Act of 1933 (the “1933 Act Claims”) and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s common stock in the September 2013 and December 2013 secondary public offerings. On August 25, 2014, Waterford Township Police & Fire Retirement System and City of Roseville Employees’ Retirement System were appointed as lead plaintiffs (collectively, the “Plaintiffs”). An amended complaint was filed on November 24, 2014. In addition to the 1933 Act Claims, the amended complaint also added claims for violations of the Securities Exchange Act of 1934 (the “1934 Act Claims”) seeking unspecified compensatory damages on behalf of a purported class of purchasers of the Company’s common stock between May 2, 2013 and October 30, 2014, inclusive. On January 26, 2015, the Defendants filed a motion to dismiss the amended complaint in its entirety. In response, the Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, the Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act Claims and seeks unspecified compensatory damages. The Defendants’ motion to dismiss the second amended complaint was filed on April 28, 2015, the Plaintiffs’ opposition was filed on June 12, 2015, and the Defendants’ reply was filed on July 13, 2015. On March 30, 2016, the Court granted the Defendants’ motion to dismiss the Second Amended Complaint in its entirety. The Plaintiffs have been given until May 23, 2016 to move for leave to file a third amended complaint. The Company believes that the claims against it are without merit and will continue to defend against the litigation vigorously.

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

The Company contests liability and the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability has been incurred and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to net income. As of March 31, 2016, the Company had accrued $0.5 million for these matters. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of loss. In addition, even where a loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

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

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the risks set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (which was filed with the SEC on February 23, 2016) and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified specialty consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 339 locations in the states of Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia as of March 31, 2016. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform that includes our branches, direct mail campaigns, automobile dealerships, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Loans – Our small loan portfolio is comprised of branch small loan and convenience check receivables. As of March 31, 2016, we had approximately 257.5 thousand small loans outstanding, representing $310.5 million in finance receivables. This includes 110.7 thousand branch small installment loans and 146.8 thousand convenience check loans, representing $148.7 million and $161.8 million in finance receivables, respectively.

•	Large Loans – As of March 31, 2016, we had approximately 41.1 thousand large installment loans outstanding, representing $162.3 million in finance receivables.

•	Automobile Loans – As of March 31, 2016, we had approximately 12.7 thousand automobile purchase loans outstanding, representing $106.3 million in finance receivables. This includes 6.4 thousand indirect automobile loans and 6.3 thousand direct automobile loans, representing $56.3 million and $50.0 million in finance receivables, respectively.

•	Retail Loans – As of March 31, 2016, we had approximately 21.8 thousand retail purchase loans outstanding, representing $28.3 million in finance receivables.

•	Insurance Products – We offer optional payment protection insurance to our direct loan customers.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. We originated or purchased approximately 127.9 thousand and 143.5 thousand new borrower loan accounts during 2015 and 2014, respectively. Average finance receivables grew 8.2% from $529.5 million in 2014 to $572.8 million in 2015. We originated approximately 24.4 thousand and 23.2 thousand new loan accounts during the first three months of 2015 and 2016, respectively. Average finance receivables grew 15.7% from $533.7 million in the first three months of 2015 to $617.5 million in the first three months of 2016. We source our loans through our branches and our direct mail program, as well as through automobile dealerships, retail partners, and our website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch, the average size of each loan, and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened or acquired 36 and 31 new branches in 2014 and 2015, respectively. We opened or acquired 6 and 8 new branches in the first three months of 2015 and 2016, respectively. We believe we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

Product Mix. We charge different interest rates and fees and are exposed to different credit risks with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we may further diversify our product mix in the future.

Asset Quality and Allowance for Credit Losses. Our results of operations are highly dependent upon the quality of our loan portfolio. We recorded a $13.8 million provision for credit losses during the first three months of 2016 (or 8.9% of average finance receivables) and a $9.7 million provision for credit losses during the first three months of 2015 (or 7.3% of average finance receivables). The quality of our loan portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as we grow our loan portfolio. In late 2014, we created a new credit risk function and have been making changes to improve our credit underwriting guidelines. We believe that these changes have impacted, and will continue to impact, our business and results of operations, including through lower refinancing volumes, lower delinquency levels, and improved credit quality in our portfolio. We will continue to monitor how these changes impact our business and results of operations, and will make further revisions to our credit underwriting guidelines when appropriate.

The allowance for credit losses calculation uses the net charge-off rate for the most recent six months (branch small loans and convenience checks), ten months (retail loans), and twelve months (large loans and automobile loans) multiplied by the most recent month-end balance of loans as a key data point in estimating the allowance. In 2015, large loans were updated to use a twelve month effective life rather than ten. As we continue to grow our large loan portfolio, we are originating longer term loans, thus increasing the effective life of large loans. We believe that the primary underlying factors driving the provision for credit losses for each of these loan types are our underwriting standards, the general economic conditions in the areas in which we conduct business, portfolio growth, and the effectiveness of our collection efforts. In addition, the market for repossessed automobiles at auction is another underlying factor that we believe influences the provision for credit losses for automobile purchase loans and, to a lesser extent, large loans. We monitor these factors, the amount and past due status of delinquencies, and the slow file (which consists of all loans one or more days past due) to identify trends that might require us to modify the allowance for credit losses.

Interest Rates. Our costs of funds are affected by changes in interest rates, and the interest rate that we pay on our senior revolving credit facility is a variable rate. We purchased interest rate caps in April 2015 to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR, reimburse us for the difference when the one-month LIBOR exceeds 2.50%, and have a maturity of April 2018. In March 2016, we purchased an additional interest rate cap having a notional principal amount of $50.0 million with a 2.50% strike rate against one-month LIBOR and maturing in March 2019.

Operating Costs. Our financial results are impacted by the costs of operating our branch offices and corporate functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Two of our operating metrics are our efficiency ratios, which are calculated by dividing the sum of general and administrative expenses by total revenue (our revenue efficiency ratio) or average finance receivables (our receivable efficiency ratio). Our revenue efficiency ratio was 52.6% for the first three months of 2016 compared to 62.1% for the same period of 2015, and our receivable efficiency ratio was 19.3% for the first three months of 2016, compared to 24.4% for the same period of 2015. This decrease was primarily due to non-operating compensation-related costs of $2.1 million incurred during the three months ended March 31, 2015 and lower marketing expenses. While these ratios are relatively in line with industry standards, we have a number of initiatives underway that we believe will improve our operating leverage over the next couple of years, including acceptance of electronic payments, reducing the amount of time it takes to originate a loan, and increasing our average loans outstanding per branch.

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

Insurance Income. Our insurance income consists of revenue from the sale of various optional credit insurance products and other payment protection products offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. We offer optional credit life insurance, credit accident and health insurance, and involuntary unemployment insurance. The type and terms of our optional credit insurance products vary from state to state based on applicable laws and regulations. In addition, we require property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party in lieu of purchasing property insurance from us. We also collect a fee for collateral protection and purchase non-filing insurance in lieu of recording and perfecting our security interest in the assets pledged on certain loans. We also require proof of insurance for any vehicles securing loans, and we have the option to obtain automobile collision insurance on behalf of customers who permit their insurance coverage to lapse. We also offer, in select markets, vehicle single interest insurance, which provides coverage on automobiles used as collateral on small and large loans. This affords the borrower flexibility regarding the requirement to maintain full coverage on the vehicle while also protecting the collateral used to secure the loan.

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans and net of commission on new business). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. As of March 31, 2016, we had pledged a $2.9 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims and unearned premium refunds. The unaffiliated insurance company maintains the reserves for non-life claims. Insurance income includes all of the above-described insurance premiums, claims, and expenses.

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

Our occupancy expenses consist primarily of the cost of renting our branches, all of which are leased, as well as the utility, telecommunication, data processing, and other non-personnel costs associated with operating our branches.

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

Our general and administrative expenses should increase as a result of the additional legal, accounting, insurance, occupancy, and other expenses associated with being a growing public company. Due to the increase in home office employees, we have been increasing and expect to continue to increase the amount of home office space that we lease, which will increase occupancy expense. Additionally, in connection with our efforts to expand and enhance internet lending and transition to a new loan management system (“Nortridge”), we expect technology costs to increase in 2016. We began using the Nortridge platform during the three months ended March 31, 2016 in eight new Virginia branches. We also expect compliance and legal costs to continue to increase due to the regulatory environment in the consumer finance industry and as a result of the securities class action lawsuit discussed in Part II, Item 1. “Legal Proceedings.” For a discussion regarding how risks and uncertainties associated with legal proceedings and the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (which was filed with the SEC on February 23, 2016).

Interest Expense. Our interest expense consists primarily of interest payable, unused line fees, and amortization of debt issuance costs on long-term debt. Interest expense also includes costs attributable to the interest rate caps that we use to manage our interest rate risk. Changes in the fair value of the interest rate caps are reflected in interest expense.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of total revenue:

	1Q’16		1Q’15
In thousands	Amount	% of Revenue	Amount	% of Revenue
Revenue
Interest and fee income	$51,300	90.5%	$47,065	89.6%
Insurance income, net	2,939	5.2%	2,929	5.6%
Other income	2,458	4.3%	2,530	4.8%

Total revenue	56,697	100.0%	52,524	100.0%

Expenses
Provision for credit losses	13,791	24.3%	9,712	18.5%

Personnel	17,127	30.2%	19,760	37.6%
Occupancy	4,863	8.6%	4,105	7.8%
Marketing	1,515	2.7%	2,471	4.7%
Other	6,300	11.1%	6,287	12.0%

Total general and administrative	29,805	52.6%	32,623	62.1%

Interest expense	4,710	8.3%	3,604	6.9%

Income before income taxes	8,391	14.8%	6,585	12.5%
Income taxes	3,215	5.7%	2,502	4.7%

Net income	$5,176	9.1%	$4,083	7.8%

The following table summarizes our results of operations, both in dollars and as a percentage of average receivables:

	1Q’16		1Q’15
In thousands	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$51,300	33.2%	$47,065	35.3%
Insurance income, net	2,939	1.9%	2,929	2.2%
Other income	2,458	1.6%	2,530	1.9%

Total revenue	56,697	36.7%	52,524	39.4%

Expenses
Provision for credit losses	13,791	8.9%	9,712	7.3%

Personnel	17,127	11.1%	19,760	14.8%
Occupancy	4,863	3.2%	4,105	3.1%
Marketing	1,515	1.0%	2,471	1.9%
Other	6,300	4.0%	6,287	4.6%

Total general and administrative	29,805	19.3%	32,623	24.4%

Interest expense	4,710	3.1%	3,604	2.8%

Income before income taxes	8,391	5.4%	6,585	4.9%
Income taxes	3,215	2.0%	2,502	1.8%

Net income	$5,176	3.4%	$4,083	3.1%

The following table summarizes the quarterly trend of our financial results:

	Quarterly Trend
In thousands	1Q’15	2Q’15	3Q’15	4Q’15	1Q’16	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$47,065	$47,668	$49,741	$51,320	$51,300	$(20)	$4,235
Insurance income, net	2,929	3,120	2,767	2,838	2,939	101	10
Other income	2,530	2,213	2,588	2,527	2,458	(69)	(72)

Total revenue	52,524	53,001	55,096	56,685	56,697	12	4,173

Expenses
Provision for credit losses	9,712	12,102	14,085	11,449	13,791	(2,342)	(4,079)

Personnel	19,760	16,211	15,993	17,283	17,127	156	2,633
Occupancy	4,105	4,227	4,458	4,522	4,863	(341)	(758)
Marketing	2,471	2,009	1,134	1,403	1,515	(112)	956
Other	6,287	5,796	4,597	5,342	6,300	(958)	(13)

Total general and administrative	32,623	28,243	26,182	28,550	29,805	(1,255)	2,818

Interest expense	3,604	3,932	4,335	4,350	4,710	(360)	(1,106)

Income before income taxes	6,585	8,724	10,494	12,336	8,391	(3,945)	1,806
Income taxes	2,502	3,316	3,987	4,969	3,215	1,754	(713)

Net income	$4,083	$5,408	$6,507	$7,367	$5,176	$(2,191)	$1,093

Net income per common share:
Basic	$0.32	$0.42	$0.51	$0.57	$0.41	$(0.16)	$0.09

Diluted	$0.31	$0.41	$0.50	$0.56	$0.40	$(0.16)	$0.09

Weighted-average shares outstanding:
Basic	12,838	12,845	12,881	12,891	12,756	(135)	(82)

Diluted	13,061	13,078	13,111	13,105	12,949	(156)	(112)

Net interest margin	48,920	49,069	50,761	52,335	51,987	(348)	3,067

Net credit margin	35,647	36,188	38,291	40,552	36,974	(3,578)	1,327

	1Q’15	2Q’15	3Q’15	4Q’15	1Q’16	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	507,000	560,351	587,508	626,373	609,707	(16,666)	102,707

Finance receivables	525,907	572,525	601,608	628,444	607,363	(21,081)	81,456

Allowance for credit losses	36,950	36,171	37,786	37,452	36,230	(1,222)	(720)

Long-term debt	312,538	359,491	379,617	411,177	396,543	(14,634)	84,005

Comparison of March 31, 2016, Versus March 31, 2015

The following discussion and table describe the changes in finance receivables by product type:

•	Branch Small Loans – Branch small loans outstanding increased by $27.1 million, or 22.2%, to $148.7 million at March 31, 2016, from $121.6 million at March 31, 2015. The growth in receivables in branches opened in 2015 and 2016 contributed to the growth in overall branch small loans outstanding.

•	Convenience Checks – Convenience checks outstanding decreased by $8.2 million, or 4.8%, to $161.8 million at March 31, 2016, from $170.0 million at March 31, 2015, primarily due to the transition of many convenience check customers to large loans.

•	Large Loans – Large loans outstanding increased by $99.0 million, or 156.2%, to $162.3 million at March 31, 2016, from $63.3 million at March 31, 2015. The increase was primarily due to the addition of expertise in this product type, increased marketing, and the transition of many convenience check customers to large loans.

•	Automobile Loans – Automobile loans outstanding decreased by $40.4 million, or 27.6%, to $106.3 million at March 31, 2016, from $146.7 million at March 31, 2015. In the fourth quarter of 2015, we began restructuring the automobile business to a centralized model. During the restructuring, automobile loans will continue to liquidate with expectations that a majority of the restructuring will be complete in the third quarter of 2016.

•	Retail Loans – Retail loans outstanding increased $4.1 million, or 16.9%, to $28.3 million at March 31, 2016, from $24.2 million at March 31, 2015. The increase in retail loans outstanding resulted from the relationships we established with new retailers, as well as an expansion of volume through our existing relationships.

	Finance Receivables by Product
In thousands	1Q’16	4Q’15	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	1Q’15	YoY $ Inc (Dec)	YoY % Inc (Dec)
Branch small loans	$148,700	$157,755	$(9,055)	(5.7)%	$121,649	$27,051	22.2%
Convenience checks	161,802	180,402	(18,600)	(10.3)%	170,013	(8,211)	(4.8)%
Large loans	162,301	146,553	15,748	10.7%	63,338	98,963	156.2%

Total core loans	472,803	484,710	(11,907)	(2.5)%	355,000	117,803	33.2%
Automobile loans	106,297	116,109	(9,812)	(8.5)%	146,724	(40,427)	(27.6)%
Retail loans	28,263	27,625	638	2.3%	24,183	4,080	16.9%

Total finance receivables	$607,363	$628,444	$(21,081)	(3.4)%	$525,907	$81,456	15.5%

Number of branches at period end	339	331	8	2.4%	306	33	10.8%
Average finance receivables per branch	$1,792	$1,899	$(107)	(5.6)%	$1,719	$73	4.2%

	1Q’15	4Q’14	QoQ $ Inc (Dec)	QoQ % Inc (Dec)
Total finance receivables	$525,907	$546,192	$(20,285)	(3.7)%

Comparison of the Three Months Ended March 31, 2016, Versus the Three Months Ended March 31, 2015

Net Income. Net income increased $1.1 million, or 26.8%, to $5.2 million during the three months ended March 31, 2016, from $4.1 million during the prior year period. The increase in net income was primarily due to an increase in revenue of $4.2 million and a decrease in general and administrative expenses of $2.8 million, and was offset by an increase in provision for credit losses of $4.1 million, an increase of $1.1 million in interest expense, and an increase of $0.7 million in income taxes.

Revenue. Total revenue increased $4.2 million, or 7.9%, to $56.7 million during the three months ended March 31, 2016, from $52.5 million during the prior year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $4.2 million, or 9.0%, to $51.3 million during the three months ended March 31, 2016, from $47.1 million during the prior year period. The increase in interest and fee income was primarily due to a 15.7% increase in average finance receivables offset by a 2.1% yield decrease since March 31, 2015.

The following table sets forth the average finance receivables balance and average yield for each of our loan product categories:

	Averages and Yields
	1Q’16		4Q’15		1Q’15
In thousands	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Branch small loans	$153,516	43.1%	$151,983	43.1%	$124,350	46.2%
Convenience checks	172,133	40.8%	180,395	41.4%	181,425	45.9%
Large loans	152,938	28.2%	133,457	28.0%	52,738	26.7%
Automobile loans	111,008	18.2%	122,049	18.4%	150,107	19.2%
Retail loans	27,923	19.2%	26,453	19.4%	25,121	18.2%

Total interest and fee yield	$617,518	33.2%	$614,337	33.4%	$533,741	35.3%

Total revenue yield	$617,518	36.7%	$614,337	36.9%	$533,741	39.4%

Branch small loan and convenience check yields decreased 3.1% and 5.1%, respectively, compared to the prior year period as more of our branch small loan and convenience check customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. We anticipate that the branch small loan and convenience check loan yields will remain flat due to demand for larger loan amounts.

The following table represents the balance of loan originations and refinancing net of unearned finance charges.

	Net Loans Originated
In thousands	1Q’16	4Q’15	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	1Q’15	YoY $ Inc (Dec)	YoY % Inc (Dec)
Branch small loans	$58,399	$81,074	$(22,675)	(28.0)%	$51,371	$7,028	13.7%
Convenience checks	55,978	83,230	(27,252)	(32.7)%	60,653	(4,675)	(7.7)%
Large loans	48,569	52,686	(4,117)	(7.8)%	29,829	18,740	62.8%
Automobile loans	8,485	7,563	922	12.2%	14,590	(6,105)	(41.8)%
Retail loans	8,701	8,978	(277)	(3.1)%	6,727	1,974	29.3%

Total net loans originated	$180,132	$233,531	$(53,399)	(22.9)%	$163,170	$16,962	10.4%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 1Q’16 Compared to 1Q’15 Increase (Decrease)
In thousands	Volume	Rate	Net
Branch small loans	$3,196	$(1,013)	$2,183
Convenience checks	(1,029)	(2,211)	(3,240)
Large loans	7,047	200	7,247
Automobile loans	(1,796)	(355)	(2,151)
Retail loans	133	63	196

Total increase (decrease) in interest and fee income	$7,551	$(3,316)	$4,235

Insurance Income. Insurance income remained constant at $2.9 million during both the first three months ended March 31, 2016 and March 31, 2015. Annualized insurance income as a percentage of average finance receivables decreased to 1.9% for the three months ended March 31, 2016 from 2.2% during the prior year period. During 2016, we will be transitioning our insurance business to a new unaffiliated third party provider, which will result in variances to the premiums we charge for the products we offer. Additionally, we continually assess the costs of our products for an equitable balance of costs and benefits. Due to the transition to a new vendor and our ongoing assessment of costs, premiums may be changed during 2016, which may impact the revenue and/or costs of our insurance operation.

Other Income. Other income was $2.5 million during both the three months ended March 31, 2016 and March 31, 2015. The largest component of other income is late charges, which was $2.3 million during the three months ended March 31, 2016 and March 31, 2015. Late charges represented 1.5% of average receivables and 4.0% of total revenue during the first three months of 2016 compared to 1.7% of average receivables and 4.4% of total revenue during the prior year period. This decrease in percentage of average receivables and percentage of total revenue is due to lower delinquencies as a percentage of total finance receivables.

Provision for Credit Losses. Our provision for credit losses increased $4.1 million, or 42.0%, to $13.8 million during the three months ended March 31, 2016 from $9.7 million during the prior year period. The provision represented 8.9% of average receivables and 24.3% of total revenue during the first three months of 2016 compared to 7.3% of average receivables and 18.5% of total revenue during the prior year period. The provision for credit losses in the first quarter of 2015 was considerably lower than net charge-offs in that quarter due to a release of allowance related to the issuance of convenience checks to lower credit quality customers reported in the third quarter of 2014.

Net charge-offs increased $1.7 million, or 13.1%, to $15.0 million during the first three months of 2016 from $13.3 million during the prior year period. Net charge-offs represented 9.7% of average receivables during the first three months of 2016 compared to 9.9% of average receivables during the prior year period.

We evaluate losses in each of our loan categories in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables:

	As of March 31, 2016			As of December 31, 2015
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Branch small loans	$148,700	$9,415	6.1%	$157,755	$9,456	6.0%
Convenience checks	161,802	11,406	7.0%	180,402	12,079	6.7%
Large loans	162,301	6,076	3.7%	146,553	5,593	3.8%
Automobile loans	106,297	8,028	7.6%	116,109	8,828	7.6%
Retail loans	28,263	1,575	5.6%	27,625	1,496	5.4%

Total	$607,363	$36,230	6.0%	$628,444	$37,452	6.0%

Delinquencies one day and more past due as a percentage of total finance receivables decreased to 16.7% as of March 31, 2016, from 19.2% as of March 31, 2015. Delinquencies 30 days and more past due as a percentage of total finance receivables decreased to 6.2% as of March 31, 2016, from 6.3% as of March 31, 2015. The following tables include delinquency balances by aging and by product.

	Contractual Delinquency by Aging
In thousands	1Q’16		4Q’15		1Q’15
Allowance for credit losses	$36,230	6.0%	$37,452	6.0%	$36,950	7.0%

Current	505,801	83.3%	500,591	79.7%	425,088	80.8%
1 to 29 days past due	63,686	10.5%	82,589	13.1%	67,653	12.9%

Delinquent accounts:
30 to 59 days	11,986	1.9%	15,654	2.5%	11,596	2.2%
60 to 89 days	7,640	1.3%	9,858	1.6%	6,824	1.3%
90 to 119 days	7,099	1.1%	7,696	1.1%	4,844	0.9%
120 to 149 days	5,914	1.0%	6,678	1.1%	4,881	0.9%
150 to 179 days	5,237	0.9%	5,378	0.9%	5,021	1.0%

Total contractual delinquency	$37,876	6.2%	$45,264	7.2%	$33,166	6.3%

Total finance receivables	$607,363	100.0%	$628,444	100.0%	$525,907	100.0%

1 day and over past due	$101,562	16.7%	$127,853	20.3%	$100,819	19.2%

	Contractual Delinquency by Product
In thousands	1Q’16		4Q’15		1Q’15
Branch small loans	$12,627	8.5%	$14,765	9.4%	$8,890	7.3%
Convenience checks	12,351	7.6%	15,420	8.5%	14,681	8.6%
Large loans	5,561	3.4%	4,945	3.4%	1,704	2.7%
Automobile loans	6,120	5.8%	8,713	7.5%	6,854	4.7%
Retail loans	1,217	4.3%	1,421	5.1%	1,037	4.3%

Total contractual delinquency	37,876	6.2%	$45,264	7.2%	$33,166	6.3%

In late 2014 and 2015, we created a credit risk function, which has improved our underwriting and servicing processes. We continue to build out the full capabilities of the credit risk function and believe this investment will provide additional benefits in the future.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, decreased $2.8 million, or 8.6%, to $29.8 million during the three months ended March 31, 2016 from $32.6 million during the prior year period. Our receivable efficiency ratio (general and administrative expenses as a percentage of average finance receivables) decreased to 19.3% during the three months ended March 31, 2016 from 24.4% during the prior year period. Our revenue efficiency ratio (general and administrative expenses as a percentage of revenue) decreased to 52.6% during the three months ended March 31, 2016 from 62.1% during the prior year period. This decrease was primarily due to certain non-operating expenses during the three months ended March 31, 2015 and lower marketing expenses partially offset by higher occupancy expenses. The decrease in general and administrative expenses is explained in greater detail below.

	General & Administrative Expenses Trend
In thousands	1Q’15	2Q’15	3Q’15	4Q’15	1Q’16	QoQ $ B(W)	YoY $ B(W)
Legacy branch G&A expenses	$19,370	$17,094	$18,876	$18,862	$19,205	$(343)	$165
2016 new branches					548	(548)	(548)

Total branch G&A expenses	19,370	17,094	18,876	18,862	19,753	(891)	(383)
Marketing	2,471	2,009	1,134	1,403	1,515	(112)	956
Home office G&A expenses	10,782	9,140	6,172	8,285	8,537	(252)	2,245

Total G&A expenses	$32,623	$28,243	$26,182	$28,550	$29,805	$(1,255)	$2,818

Personnel. The largest component of general and administrative expenses is personnel expense, which decreased $2.6 million, or 13.3%, to $17.1 million during the three months ended March 31, 2016 from $19.8 million during the prior year period. This decrease was primarily due to non-operating compensation-related costs of $2.1 million incurred during the three months ended March 31, 2015 related to a Chief Executive Officer restricted stock grant and the retirement agreement with our former Vice Chairman. In addition, during the three months ended March 31, 2016, we implemented a revised branch incentive plan that rewards employees in connection with corporate goals, resulting in a $1.1 million decrease in personnel expense compared to the prior year period.

	Headcount Trend
In thousands	1Q’15	2Q’15	3Q’15	4Q’15	1Q’16	QoQ Inc (Dec)	YoY Inc (Dec)
Legacy branch headcount	1,288	1,245	1,256	1,280	1,237	(43)	(51)
2016 new branches					17	17	17

Total branch headcount	1,288	1,245	1,256	1,280	1,254	(26)	(34)
Home office headcount	125	120	129	133	137	4	12

Total headcount	1,413	1,365	1,385	1,413	1,391	(22)	(22)

Number of branches	306	316	322	331	339	8	33

Occupancy. Occupancy expenses increased $0.8 million, or 18.5%, to $4.9 million during the three months ended March 31, 2016 from $4.1 million during the prior year period. The increase in occupancy expenses was the result of new branches opened. Additionally, we frequently experience increases in rent as we renew existing leases. At March 31, 2015, we had 306 branches; whereas, at March 31, 2016, we had 339 branches.

Marketing. Marketing expenses decreased $1.0 million, or 38.7%, to $1.5 million during the three months ended March 31, 2016 from $2.5 million during the prior year period. The decrease was primarily due to a 60% reduction in total mail from the prior year period. The reduction in total mail quantity was the result of our efforts to fine-tune our processes to more efficiently target potential customers.

Other Expenses. Other expenses remained constant at $6.3 million during both the three months ended March 31, 2016 and March 31, 2015. Other expenses for the three months ended March 31, 2016 includes $0.3 million of non-operating expenses related to the implementation of a new loan management system. Total non-operating expenses related to the implementation of a new loan management system was $0.4 million for the three months ended March 31, 2016.

Interest Expense. Interest expense on long-term debt increased $1.1 million, or 30.7%, to $4.7 million during the three months ended March 31, 2016 from $3.6 million during the prior year period. This increase was due primarily to the increase in the average balance of our senior revolving credit facility and the purchase of interest rate caps in April 2015 and March 2016. The increase in the average balance of our senior revolving credit facility was partially due to stock repurchases of $8.9 million. The average cost of our total net long-term debt increased 0.27% to 4.71% for the three months ended March 31, 2016 from 4.44% for the prior year period. The increase was due primarily to an increase in interest rate cap expense of $0.1 million.

Income Taxes. Income taxes increased $0.7 million, or 28.5%, to $3.2 million during the three months ended March 31, 2016 from $2.5 million during the prior year period. The increase was primarily due to an increase in our net income before taxes. Also, our effective tax rate increased 0.3% to 38.3% during the three months ended March 31, 2016 from 38.0% during the prior year period. The increase was primarily due to non-deductible compensation.

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

As part of the $75.7 million amortizing asset-backed loan to Regional Management Receivables, LLC (“RMR”), $3.7 million of the cash received by RMR was deposited into a restricted cash reserve account to satisfy provisions of the credit agreement. As of March 31, 2016, these reserve requirements totaled $3.7 million. Additionally, the amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these accounts are remitted to a restricted cash collection account, which totaled $4.2 million as of March 31, 2016. On the closing date of this loan, RMR made certain representations and warranties about the quality and nature of these receivables. The credit agreement requires RMR to pay the administrative agent a release fee for the release of receivables in certain circumstances, including circumstances in which the representations and warranties made by RMR concerning the quality and characteristics of the receivables are inaccurate.

In February 2016, the Company announced that the Board had authorized the repurchase of up to $25 million of the Company’s outstanding shares of common stock. The authorization was effective immediately and extends through December 31, 2017. Stock repurchases under the program may be made in the open market at prevailing market prices, through privately negotiated transactions, or through other structures in accordance with applicable federal securities laws, at times and in amounts as management deems appropriate. The timing and the amount of any common stock repurchases will be determined by the Company’s management based on its evaluation of market conditions, the Company’s liquidity needs, legal and contractual requirements and restrictions (including covenants in the Company’s credit agreements), share price, and other factors. The repurchase program does not obligate the Company to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice. The Company intends to fund the program with a combination of cash and debt. We had repurchased 572 thousand shares for an aggregate purchase price of $8.9 million as of March 31, 2016.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of March 31, 2016, these reserve requirements totaled $2.9 million.

Cash Flow.

Operating Activities. Net cash provided by operating activities decreased by $0.2 million, or 0.8%, to $20.3 million during the three months ended March 31, 2016 from $20.4 million during the prior year period.

Investing Activities. Investing activities consist of finance receivables originated and purchased, net change in restricted cash, the purchase of intangible assets, and the purchase of property and equipment for new and existing branches. Net cash provided by investing activities during the three months ended March 31, 2016 was $3.2 million compared to $6.7 million during the prior year period, a net decrease of $3.5 million. The decrease was primarily due to lower net repayment of finance receivables and higher purchases of intangible assets and property and equipment.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness, issuance of common stock, and repurchases of common stock. During the three months ended March 31, 2016, net cash used in financing activities was $23.7 million, a change of $5.4 million compared to the $29.1 million net cash used in financing activities in the prior year period. The decrease in net cash used in financing activities was primarily a result of a $14.3 million decrease in net payments on long-term debt offset by stock repurchases of $8.9 million.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into the fifth amended and restated senior revolving credit facility with a syndicate of banks in September 2015. The senior revolving credit facility provides for up to $538.0 million in availability, with a borrowing base of 85% of eligible secured finance receivables and up to 70% of eligible unsecured finance receivables, in each case, subject to adjustment at certain credit quality levels (83% and 68% as of March 31, 2016, respectively), and matures in September 2018. The facility has an accordion provision that allows for the expansion of the facility to $600.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one, two, three, four, and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. Alternatively, we may pay interest at a rate based on the prime rate (which was 3.50% as of March 31, 2016) plus a margin of 2.00%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $375.0 million. Excluding the receivables held by Regional Management Receivables, LLC (“RMR”), the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding long-term debt under the senior revolving credit facility was $332.7 million at March 31, 2016, and the amount available for borrowing, but not yet advanced, was $79.5 million. At March 31, 2016, we were in compliance with our debt covenants. A year or more in advance of the September 2018 maturity date of our amended and restated senior revolving credit facility, we intend to extend its maturity date or take other appropriate action to address repayment upon maturity. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (which was filed with the SEC on February 23, 2016) for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Amortizing Loan. We entered into a credit agreement, by and among the Company, as servicer, RMR, as borrower, Wells Fargo Bank, National Association (“Wells Fargo”), as lender, account bank, collateral custodian, and backup servicer, and Wells Fargo Securities, LLC, as administrative agent for Wells Fargo and the other lenders from time to time a party thereto. The credit agreement provides for a $75.7 million amortizing loan to RMR that is secured by certain retail installment contracts and promissory notes secured by new or used automobiles, light-duty trucks, minivans, sport utility vehicles, and other passenger vehicles (excluding motorcycles) which either indirectly or directly were originated by certain of our subsidiaries. Our outstanding long-term debt under the credit agreement was $63.8 million at March 31, 2016.

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

We purchased interest rate caps in April 2015 to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR, reimburse us for the difference when the one-month LIBOR exceeds 2.50%, and have a maturity of April 2018. In March 2016, we purchased an additional interest rate cap having a notional principal amount of $50.0 million with a 2.50% strike rate against one-month LIBOR and maturing in March 2019.

Other Financing Arrangements. We previously had a $1.5 million line of credit with a commercial bank that provided end-of-day cash management flexibility and was secured by a mortgage on our headquarters. The interest rate was prime plus 0.25%, with a minimum of 5.00%, and interest was payable monthly. There were no significant restrictive covenants associated with this line of credit. The line of credit matured in January 2015 and was replaced by a $3.0 million commercial overdraft capability that assists with our cash management needs for intra-day temporary funding.

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. We have also purchased a cash collateralized letter of credit in favor of the ceding company. As of March 31, 2016, the reserve and letter of credit totaled $2.9 million.

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

Share-Based Compensation.

We measure compensation cost for share-based awards at estimated fair value and recognize compensation expense over the service period for awards expected to vest. All grants are made at 100% of fair value at the date of the grant. We use the closing stock price on the date of grant as the fair value of restricted stock and common stock awards. The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate, and expected life, changes to which can materially affect the fair value estimate. The expected volatility is based on our historical stock price volatility. The risk-free rate is based on the zero coupon U.S. Treasury bond rate for the expected term of the award on the grant date. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. In addition, the estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Income Taxes.

We file income tax returns in the U.S. federal jurisdiction and various states. We are generally no longer subject to federal, state, or local income tax examinations by taxing authorities before 2012, though we remain subject to examination in New Mexico, Tennessee, and Texas for the 2011 tax year.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of March 31, 2016, we had not taken any tax position that exceeds the amount described above.

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting update to simplify the presentation of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by the update. The update is effective for annual and interim periods beginning after December 15, 2015. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. In August 2015, the FASB issued an additional accounting update on certain debt issue costs, which clarifies that debt issue costs associated with line-of-credit agreements may be classified as an asset or as a direct deduction to the carrying amount of the debt. The debt issue costs should continue to be deferred and amortized over the term of the line-of-credit. As a result of these accounting updates, debt issue costs were reclassified from other assets to long-term debt.

In February 2016, the FASB issued an accounting update to increase transparency and comparability of accounting for lease transactions. The update requires all leases to be recognized on the balance sheet as lease assets and lease liabilities and requires both quantitative and qualitative disclosures regarding key information about leasing arrangements. All of our leases are currently classified as operating leases with no lease assets or lease liabilities recorded. The update is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the potential impact of this update on the consolidated financial statements.

In March 2016, the FASB issued an accounting update to simplify the accounting for share-based compensation including the accounting for forfeitures, the statutory tax withholding requirements, the accounting for income taxes, and the classification of share-based compensation transactions in the statement of cash flows. The key provision of the update is the requirement for the excess tax benefits or tax deficiencies from the exercise or vesting of share-based awards to flow through the statement of income rather than through additional paid-in capital on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the potential impact of this update on the consolidated financial statements.

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

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At March 31, 2016, our outstanding long-term debt under our senior revolving credit facility was $332.7 million and interest on borrowings under this facility was approximately 4.52% for the three months ended March 31, 2016, including amortization of debt issuance costs and an unused line fee. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 50 basis points and the outstanding balance at March 31, 2016, an increase of 100 basis points in the LIBOR would result in an increase of 50 basis points to our borrowing costs and would result in $1.7 of increased interest expense on an annual basis.

We purchased interest rate caps in April 2015 to manage interest rate risk associated with a notional $150.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR, reimburse us for the difference when the one-month LIBOR exceeds 2.50%, and have a maturity of April 2018. In March 2016, we purchased an additional interest rate cap having a notional principal amount of $50.0 million with a 2.50% strike rate against one-month LIBOR and maturing in March 2019.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former directors, executive officers, and stockholders (collectively, the “Defendants”). The complaint alleged violations of the Securities Act of 1933 (the “1933 Act Claims”) and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s common stock in the September 2013 and December 2013 secondary public offerings. On August 25, 2014, Waterford Township Police & Fire Retirement System and City of Roseville Employees’ Retirement System were appointed as lead plaintiffs (collectively, the “Plaintiffs”). An amended complaint was filed on November 24, 2014. In addition to the 1933 Act Claims, the amended complaint also added claims for violations of the Securities Exchange Act of 1934 (the “1934 Act Claims”) seeking unspecified compensatory damages on behalf of a purported class of purchasers of the Company’s common stock between May 2, 2013 and October 30, 2014, inclusive. On January 26, 2015, the Defendants filed a motion to dismiss the amended complaint in its entirety. In response, the Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, the Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act Claims and seeks unspecified compensatory damages. The Defendants’ motion to dismiss the second amended complaint was filed on April 28, 2015, the Plaintiffs’ opposition was filed on June 12, 2015, and the Defendants’ reply was filed on July 13, 2015. On March 30, 2016, the Court granted the Defendants’ motion to dismiss the second amended complaint in its entirety. The Plaintiffs have been given until May 23, 2016 to move for leave to file a third amended complaint. The Company believes that the claims against it are without merit and will continue to defend against the litigation vigorously.

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

Other than with respect to the risk factor set forth below, there have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (which was filed with the SEC on February 23, 2016), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

We rely on information technology products developed, owned, and supported by third parties, including our competitors. Our ability to manage our business and monitor results is highly dependent upon these information technology products. A failure of these products and systems or of the implementation of new information technology products and systems could disrupt our business.

In the operation of our business, we are highly dependent upon a variety of information technology products, including our loan management system, which allows us to record, document, and manage our loan portfolio. We currently use a loan management software package developed and owned by ParaData Financial Systems (“ParaData”), a wholly owned subsidiary of World Acceptance Corporation, one of our competitors. In April 2016, we entered into an agreement with Nortridge Software, LLC (“Nortridge”) pursuant to which Nortridge will provide us with loan management software and related services. We expect that the full transition from the ParaData software to the Nortridge platform will occur in late 2016 or early 2017, following which we expect that we will no longer use the ParaData software.

Over the years, we have tailored the ParaData software to meet certain of our specific needs. Prior to the conversion to the Nortridge platform, we will continue to depend on the willingness and ability of ParaData to provide customized solutions and support for our evolving products and business model. In the future, ParaData may not be willing or able to modify the loan management software to meet our needs, or it could alter the program without notice to us or cease to adequately support it. ParaData could also decide in the future to refuse to provide support for its software to us on commercially reasonable terms, or at all. If any of these events were to occur, we would be forced to transition to the Nortridge platform more quickly than originally contemplated, which could materially affect our business, results of operations, and financial condition.

Our transition to the Nortridge platform will be a lengthy and expensive process that will result in a diversion of resources from other operations. Continued execution of a transition project plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. In addition, divergence from our project plan could impact the timing and/or extent of benefits we expect to achieve from the Nortridge platform and process efficiencies. Any disruptions, delays, or deficiencies in the design and/or implementation of the Nortridge platform, or in the performance of our legacy ParaData software, particularly any disruptions, delays, or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business.

Further, following the transition, the Nortridge platform may not perform in a manner consistent with our current expectations and may be inadequate for our needs. As we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations, and financial condition may be adversely affected if our loan management systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our competitive position, business, results of operations, and financial condition.

In addition, we have capitalized certain costs associated with our licensing of and transition to the Nortridge platform. If we are unable to accomplish a transition to the Nortridge platform, we will be required immediately to expense some or all of those capitalized costs, which could adversely affect our results of operations and financial condition.

We also rely on DealerTrack, Route One, Teledata Communications Inc., and other third-party software vendors to provide access to loan applications and/or screen applications. There can be no assurance that these third party providers will continue to provide us information in accordance with our lending guidelines or that they will continue to provide us lending leads at all. If this occurs, our credit losses, business, results of operations, and financial condition may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the Company’s repurchase of its common stock during the three months ended March 31, 2016.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Weighted-Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program	the Program*
January 1, 2016 – January 31, 2016	—	$—	—	$—
February 1, 2016 – February 29, 2016	148,155	$13.58	148,155	$22,987,494
March 1, 2016 – March 31, 2016	423,389	$16.16	423,389	$16,146,230

Total	571,544	$15.49	571,544

*	On February 8, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to $25.0 million of the Company’s common stock. The authorization was effective immediately and extends through December 31, 2017. Stock repurchases under the program may be made in the open market at prevailing market prices, through privately negotiated transactions, or through other structures in accordance with applicable federal securities laws, at times and in amounts as management deems appropriate. The timing and the amount of common stock repurchases will be determined by the Company’s management based on its evaluation of market conditions, the Company’s liquidity needs, legal and contractual requirements and restrictions (including covenants in the Company’s credit agreements), share price, and other factors. The repurchase program does not obligate the Company to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: April 28, 2016	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Form of Performance-Contingent Restricted Stock Unit Award Agreement	8-K	001-35477	10.1	4/1/2016

10.2	Form of Cash-Settled Performance Unit Award Agreement	8-K	001-35477	10.2	4/1/2016

10.3	Description of Non-Employee Director Compensation Program	10-K	001-35477	10.8	2/23/2016

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2016 and the year ended December 31, 2015; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X