Form 10-Q
period 2016-06-30
Regional Management Corp.
filed 2016-07-26
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 25, 2016, the registrant had outstanding 11,416,260 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash	$2,827	$7,654
Gross finance receivables	820,688	785,042
Unearned finance charges, insurance premiums, and commissions	(174,944)	(156,598)

Finance receivables	645,744	628,444
Allowance for credit losses	(36,200)	(37,452)

Net finance receivables	609,544	590,992
Property and equipment, net of accumulated depreciation	9,073	8,913
Restricted cash	8,237	10,506
Intangible assets, net	4,021	2,443
Goodwill	716	716
Repossessed assets at net realizable value	488	307
Deferred tax asset, net	—	1,982
Other assets	7,897	2,860

Total assets	$642,803	$626,373

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$441,147	$411,177
Unamortized debt issuance costs	(2,285)	(2,692)

Net long-term debt	438,862	408,485
Accounts payable and accrued expenses	10,571	12,661
Deferred tax liability, net	446	—

Total liabilities	449,879	421,146
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value, 1,000,000 shares authorized, 12,961 shares issued and 11,415 shares outstanding at June 30, 2016 and 12,914 shares issued and outstanding at December 31, 2015	1,296	1,291
Additional paid-in-capital	90,828	89,178
Retained earnings	125,846	114,758
Treasury stock, at cost, 1,546 shares at June 30, 2016	(25,046)	—

Total stockholders’ equity	192,924	205,227

Total liabilities and stockholders’ equity	$642,803	$626,373

The following table presents the assets and liabilities of our consolidated variable interest entity:
Assets
Cash	$50	$376
Finance receivables	58,876	80,309
Allowance for credit losses	(2,677)	(2,588)
Restricted cash	5,335	7,605
Repossessed assets at net realizable value	203	36

Total assets	$61,787	$85,738

Liabilities
Net long-term debt	$53,122	$71,226
Accounts payable and accrued expenses	15	50

Total liabilities	$53,137	$71,276

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Interest and fee income	$52,589	$47,668	$103,889	$94,733
Insurance income, net	2,601	3,120	5,540	6,049
Other income	2,135	2,213	4,593	4,743

Total revenue	57,325	53,001	114,022	105,525

Expenses
Provision for credit losses	13,386	12,102	27,177	21,814

Personnel	16,674	16,211	33,801	35,971
Occupancy	4,770	4,227	9,633	8,333
Marketing	2,062	2,009	3,577	4,480
Other	6,042	5,796	12,342	12,082

Total general and administrative expenses	29,548	28,243	59,353	60,866

Interest expense	4,811	3,932	9,521	7,536

Income before income taxes	9,580	8,724	17,971	15,309
Income taxes	3,668	3,316	6,883	5,818

Net income	$5,912	$5,408	$11,088	$9,491

Net income per common share:
Basic	$0.50	$0.42	$0.90	$0.74

Diluted	$0.49	$0.41	$0.89	$0.73

Weighted average shares outstanding:
Basic	11,756	12,845	12,256	12,812

Diluted	11,974	13,078	12,462	13,040

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2014	12,748	$1,275	$85,655	$91,393	$—	$178,323
Issuance of restricted stock awards	108	11	(11)	—	—	—
Exercise of stock options	145	14	—	—	—	14
Excess tax benefit from exercise of stock options	—	—	378	—	—	378
Shares withheld related to net share settlement	(87)	(9)	(534)	—	—	(543)
Share-based compensation	—	—	3,690	—	—	3,690
Net income	—	—	—	23,365	—	23,365

Balance, December 31, 2015	12,914	$1,291	$89,178	$114,758	$—	$205,227
Issuance of restricted stock awards	36	4	(4)	—	—	—
Exercise of stock options	45	4	—	—	—	4
Excess tax benefit from exercise of stock options	—	—	15	—	—	15
Repurchase of common stock	—	—	—	—	(25,046)	(25,046)
Shares withheld related to net share settlement	(34)	(3)	(102)	—	—	(105)
Share-based compensation	—	—	1,741	—	—	1,741
Net income	—	—	—	11,088	—	11,088

Balance, June 30, 2016	12,961	$1,296	$90,828	$125,846	$(25,046)	$192,924

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$11,088	$9,491
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	27,177	21,814
Depreciation and amortization	3,333	1,810
(Gain) loss on disposal of property and equipment	(8)	339
Accretion of discounts on purchased receivables	—	(13)
Share-based compensation	1,853	3,223
Fair value adjustment on interest rate caps	210	172
Deferred income taxes, net	2,428	(435)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(5,429)	278
Increase (decrease) in other liabilities	(2,266)	182

Net cash provided by operating activities	38,386	36,861

Cash flows from investing activities:
Net originations of finance receivables	(45,729)	(52,474)
Purchase of intangible assets	(2,606)	(496)
Decrease in restricted cash	2,269	—
Purchase of property and equipment	(2,362)	(932)
Proceeds from disposal of property and equipment	694	—

Net cash used in investing activities	(47,734)	(53,902)

Cash flows from financing activities:
Net advances on senior revolving credit facility	48,310	18,096
Payments on amortizing loan	(18,255)	—
Payments for debt issuance costs	(467)	(16)
Taxes paid related to net share settlement of equity awards	(99)	(502)
Excess tax benefits from exercise of stock options	78	244
Repurchase of common stock	(25,046)	—

Net cash provided by financing activities	4,521	17,822

Net change in cash	(4,827)	781
Cash at beginning of period	7,654	4,012

Cash at end of period	$2,827	$4,793

Supplemental cash flow information
Interest paid	$8,502	$7,134

Income taxes paid	$8,629	$5,774

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans (branch small loans and convenience checks), large loans, automobile loans, retail loans, and related credit insurance. As of June 30, 2016, the Company operated offices in 338 locations in the states of Alabama (50 offices), Georgia (8 offices), New Mexico (18 offices), North Carolina (36 offices), Oklahoma (28 offices), South Carolina (71 offices), Tennessee (21 offices), Texas (98 offices), and Virginia (8 offices) under the names Regional Finance and RMC Retail. The Company closed one office during the three months ended June 30, 2016.

Seasonality: The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for back-to-school and holiday spending. With the exception of automobile loans, loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first quarter of the year and rise throughout the remainder of the fiscal year. Consequently, the Company experiences significant seasonal fluctuations in its operating results and cash needs.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q adopted by the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

Variable interest entity: The Company has an asset-backed amortizing loan for general funding purposes. The transaction involved selling a pool of the Company’s automobile loans to its wholly-owned subsidiary, Regional Management Receivables, LLC (“RMR”), as collateral for the loan. RMR has the limited purpose of acquiring finance receivables and holding and making payments on the related debt. Assets transferred to RMR are legally isolated from the Company and the claims of the Company’s other creditors. The Company continues to service the finance receivables transferred to RMR. The lender in the debt issued by RMR generally only has recourse to the assets of RMR and does not have recourse to the general credit of the Company.

The Company’s asset-backed loan under this arrangement is structured to provide enhancements to the lender in the form of overcollateralization (the principal balance of the collateral exceeds the balance of the debt) and reserve funds (restricted cash accounts held by RMR). These enhancements, along with the isolated finance receivables pool, increase the creditworthiness of RMR above that of the Company as a whole. This increases the marketability of the Company’s collateral for borrowing purposes, which leads to more favorable borrowing terms, improved interest rate risk management, and additional flexibility to grow the business.

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

Recent accounting pronouncements: In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting update to simplify the presentation of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by the update. The update is effective for annual and interim periods beginning after December 15, 2015. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. In August 2015, the FASB issued an additional accounting update on certain debt issuance costs, which clarifies that debt issuance costs associated with line-of-credit agreements may be classified as an asset or as a direct deduction to the carrying amount of the debt. The debt issuance costs should continue to be deferred and amortized over the term of the line-of-credit. As a result of these accounting updates, debt issuance costs were reclassified from other assets to long-term debt.

In February 2016, the FASB issued an accounting update to increase transparency and comparability of accounting for lease transactions. The update requires all leases to be recognized on the balance sheet as lease assets and lease liabilities and requires both quantitative and qualitative disclosures regarding key information about leasing arrangements. All of the Company’s leases are currently classified as operating leases with no lease assets or lease liabilities recorded. The update is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the potential impact of this update on its consolidated financial statements.

In March 2016, the FASB issued an accounting update to simplify the accounting for share-based compensation, including the accounting for forfeitures, the statutory tax withholding requirements, the accounting for income taxes, and the classification of share-based compensation transactions in the statement of cash flows. The key provision of the update is the requirement for the excess tax benefits or tax deficiencies from the exercise or vesting of share-based awards to flow through the statement of income rather than through additional paid-in-capital on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the potential impact of this update on its consolidated financial statements.

In May 2016, the FASB issued an accounting update providing narrow scope improvements and practical expedients related to the previous update for Revenue from Contracts with Customers. The amendments in this update do not change the core revenue recognition principles. The update addresses certain issues identified in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This update is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the potential impact of the new revenue recognition standard on its consolidated financial statements.

In June 2016, the FASB issued an accounting update to change the impairment model for estimating credit losses on financial assets. The current incurred loss impairment model requires the recognition of credit losses when it is probable that a loss has been incurred. The incurred loss model will be replaced by an expected loss model, which requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial asset. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

In thousands	June 30, 2016	December 31, 2015
Branch small loans	$162,562	$157,755
Convenience checks	157,515	180,402
Large loans	194,857	146,553
Automobile loans	100,721	116,109
Retail loans	30,089	27,625

Finance receivables	$645,744	$628,444

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	June 30, 2016
	Branch Small		Convenience Check		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%	$	%
Current	$129,488	79.6%	$129,591	82.3%	$170,448	87.5%	$72,566	72.1%	$24,987	83.0%	$527,080	81.7%
1 to 29 days past due	18,978	11.7%	15,584	9.9%	15,950	8.2%	20,387	20.2%	3,540	11.8%	74,439	11.5%

Delinquent accounts
30 to 59 days	4,755	2.9%	3,934	2.5%	3,431	1.7%	3,943	3.9%	647	2.1%	16,710	2.5%
60 to 89 days	3,204	2.0%	2,828	1.8%	1,988	1.0%	1,667	1.7%	358	1.2%	10,045	1.6%
90 to 119 days	2,400	1.5%	2,164	1.3%	1,356	0.7%	1,099	1.1%	218	0.8%	7,237	1.1%
120 to 149 days	1,846	1.1%	1,710	1.1%	887	0.5%	729	0.7%	186	0.6%	5,358	0.8%
150 to 179 days	1,891	1.2%	1,704	1.1%	797	0.4%	330	0.3%	153	0.5%	4,875	0.8%

Total delinquency	$14,096	8.7%	$12,340	7.8%	$8,459	4.3%	$7,768	7.7%	$1,562	5.2%	$44,225	6.8%

Total finance receivables	$162,562	100.0%	$157,515	100.0%	$194,857	100.0%	$100,721	100.0%	$30,089	100.0%	$645,744	100.0%

Finance receivables in nonaccrual status	$6,137	3.8%	$5,578	3.5%	$3,040	1.6%	$2,158	2.1%	$557	1.9%	$17,470	2.7%

	December 31, 2015
	Branch Small		Convenience Check		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%	$	%
Current	$123,525	78.3%	$147,110	81.6%	$127,374	86.9%	$79,878	68.8%	$22,704	82.2%	$500,591	79.7%
1 to 29 days past due	19,465	12.3%	17,872	9.9%	14,234	9.7%	27,518	23.7%	3,500	12.7%	82,589	13.1%

Delinquent accounts
30 to 59 days	4,493	2.9%	4,348	2.4%	2,157	1.5%	4,119	3.5%	537	1.9%	15,654	2.5%
60 to 89 days	3,197	2.0%	3,233	1.8%	1,153	0.8%	1,959	1.7%	316	1.1%	9,858	1.6%
90 to 119 days	2,654	1.7%	2,966	1.6%	682	0.4%	1,147	1.0%	247	1.0%	7,696	1.1%
120 to 149 days	2,347	1.5%	2,581	1.4%	574	0.4%	1,003	0.9%	173	0.6%	6,678	1.1%
150 to 179 days	2,074	1.3%	2,292	1.3%	379	0.3%	485	0.4%	148	0.5%	5,378	0.9%

Total delinquency	$14,765	9.4%	$15,420	8.5%	$4,945	3.4%	$8,713	7.5%	$1,421	5.1%	$45,264	7.2%

Total finance receivables	$157,755	100.0%	$180,402	100.0%	$146,553	100.0%	$116,109	100.0%	$27,625	100.0%	$628,444	100.0%

Finance receivables in nonaccrual status	$7,075	4.5%	$7,839	4.3%	$1,635	1.1%	$2,635	2.3%	$568	2.1%	$19,752	3.1%

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Balance at beginning of period	$36,230	$36,950	$37,452	$40,511
Provision for credit losses	13,386	12,102	27,177	21,814
Charge-offs	(14,702)	(13,439)	(30,896)	(27,548)
Recoveries	1,286	558	2,467	1,394

Balance at end of period	$36,200	$36,171	$36,200	$36,171

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance April 1, 2016	Provision	Charge-offs	Recoveries	Balance June 30, 2016	Finance Receivables June 30, 2016	Allowance as Percentage of Finance Receivable June 30, 2016
Branch small loans	$9,145	$4,757	$(4,928)	$323	$9,297	$162,562	5.7%
Convenience checks	11,406	3,189	(5,572)	432	9,455	157,515	6.0%
Large loans	6,076	3,492	(1,810)	128	7,886	194,857	4.0%
Automobile loans	8,028	1,341	(1,860)	342	7,851	100,721	7.8%
Retail loans	1,575	607	(532)	61	1,711	30,089	5.7%

Total	$36,230	$13,386	$(14,702)	$1,286	$36,200	$645,744	5.6%

In thousands	Balance April 1, 2015	Provision	Charge-offs	Recoveries	Balance June 30, 2015	Finance Receivables June 30, 2015	Allowance as Percentage of Finance Receivable June 30, 2015
Branch small loans	$6,750	$3,487	$(3,230)	$131	$7,138	$140,161	5.1%
Convenience checks	13,790	4,322	(7,133)	226	11,205	174,786	6.4%
Large loans	3,119	2,693	(492)	44	5,364	93,203	5.8%
Automobile loans	11,833	1,314	(2,153)	127	11,121	139,593	8.0%
Retail loans	1,458	286	(431)	30	1,343	24,782	5.4%

Total	$36,950	$12,102	$(13,439)	$558	$36,171	$572,525	6.3%

In thousands	Balance January 1, 2016	Provision	Charge-offs	Recoveries	Balance June 30, 2016	Finance Receivables June 30, 2016	Allowance as Percentage of Finance Receivable June 30, 2016
Branch small loans	$9,456	$9,330	$(10,170)	$681	$9,297	$162,562	5.7%
Convenience checks	12,079	8,767	(12,277)	886	9,455	157,515	6.0%
Large loans	5,593	5,149	(3,098)	242	7,886	194,857	4.0%
Automobile loans	8,828	2,770	(4,297)	550	7,851	100,721	7.8%
Retail loans	1,496	1,161	(1,054)	108	1,711	30,089	5.7%

Total	$37,452	$27,177	$(30,896)	$2,467	$36,200	$645,744	5.6%

In thousands	Balance January 1, 2015	Provision	Charge-offs	Recoveries	Balance June 30, 2015	Finance Receivables June 30, 2015	Allowance as Percentage of Finance Receivable June 30, 2015
Branch small loans	$6,960	$6,414	$(6,563)	$327	$7,138	$140,161	5.1%
Convenience checks	18,320	6,029	(13,660)	516	11,205	174,786	6.4%
Large loans	1,980	4,270	(1,004)	118	5,364	93,203	5.8%
Automobile loans	11,776	4,433	(5,457)	369	11,121	139,593	8.0%
Retail loans	1,475	668	(864)	64	1,343	24,782	5.4%

Total	$40,511	$21,814	$(27,548)	$1,394	$36,171	$572,525	6.3%

Impaired finance receivables as a percentage of total finance receivables were 1.4% and 1.2% as of June 30, 2016 and December 31, 2015, respectively. The following is a summary of impaired finance receivables as of the periods indicated:

In thousands	June 30, 2016	December 31, 2015
Branch small loans	$1,063	$524
Convenience checks	731	485
Large loans	4,428	2,760
Automobile loans	2,745	3,370
Retail loans	117	121

Total	$9,084	$7,260

Following is a summary of finance receivables evaluated for impairment for the periods indicated:

	June 30, 2016
In thousands	Branch Small	Convenience Check	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$1,063	$731	$4,428	$2,745	$117	$9,084
Finance receivables evaluated collectively	161,499	156,784	190,429	97,976	29,972	636,660

Finance receivables outstanding	$162,562	$157,515	$194,857	$100,721	$30,089	$645,744

Impaired receivables in nonaccrual status	$91	$57	$195	$191	$5	$539

Amount of the specific reserve for impaired accounts	$250	$176	$840	$678	$21	$1,965

Amount of the general component of the allowance	$9,047	$9,279	$7,046	$7,173	$1,690	$34,235

	December 31, 2015
In thousands	Branch Small	Convenience Check	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$524	$485	$2,760	$3,370	$121	$7,260
Finance receivables evaluated collectively	157,231	179,917	143,793	112,739	27,504	621,184

Finance receivables outstanding	$157,755	$180,402	$146,553	$116,109	$27,625	$628,444

Impaired receivables in nonaccrual status	$109	$95	$83	$415	$17	$719

Amount of the specific reserve for impaired accounts	$142	$124	$560	$862	$20	$1,708

Amount of the general component of the allowance	$9,314	$11,955	$5,033	$7,966	$1,476	$35,744

Average recorded investment in impaired finance receivables for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Branch small loans	$922	$613	$731	$602
Convenience checks	639	527	539	525
Large loans	3,930	1,276	3,543	1,269
Automobile loans	2,845	3,630	2,994	3,645
Retail loans	111	129	113	125

Total average recorded investment	$8,447	$6,175	$7,920	$6,166

It is not practical to compute the amount of interest earned on impaired loans.

Note 4. Leases

Future minimum rent commitments under non-cancellable operating leases in effect as of June 30, 2016 are as follows:

In thousands	Amount
2016	$3,293
2017	5,328
2018	3,827
2019	2,377
2020	2,164
Thereafter	7,837

Total	$24,826

Leases generally contain options to extend for periods from one to 10 years, and the cost of such extensions is not included above. For the three months ended June 30, 2016 and 2015, the Company recorded rent expense of $1.7 million and $1.5 million, respectively. Rent expense for the six months ended June 30, 2016 and 2015 was $3.3 million and $2.9 million, respectively. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance on properties that it leases.

Note 5. Intangibles

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	June 30, 2016			December 31, 2015
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer list	$2,485	$(2,144)	$341	$2,516	$(2,044)	$472
Software	6,785	(3,105)	3,680	4,173	(2,202)	1,971

Total intangible assets	$9,270	$(5,249)	$4,021	$6,689	$(4,246)	$2,443

For the three months ended June 30, 2016 and 2015, the Company recorded intangible amortization expense of $0.7 million and $0.2 million, respectively. Intangible amortization expense for the six months ended June 30, 2016 and 2015 totaled $1.0 million and $0.3 million, respectively. The following table sets forth the future amortization of intangible assets:

In thousands	Amount
2016	$1,041
2017	714
2018	540
2019	375
2020	354
Thereafter	997

Total	$4,021

Note 6. Interest Rate Caps

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Balance at beginning of period	$108	$—	$120	$—
Purchases	—	577	112	577
Fair value adjustment included as an (increase) in interest expense	(86)	(172)	(210)	(172)

Balance at end of period, included in other assets	$22	$405	$22	$405

Note 7. Long-Term Debt

Following is a summary of the Company’s long-term debt as of the periods indicated:

	June 30, 2016			December 31, 2015
In thousands	Long-term Debt	Unamortized Debt Issuance Costs	Net Long-term Debt	Long-term Debt	Unamortized Debt Issuance Costs	Net Long-term Debt
Senior revolving credit facility	$386,591	$(851)	$385,740	$338,281	$(1,022)	$337,259
Amortizing loan	54,556	(1,434)	53,122	72,896	(1,670)	71,226

Total	$441,147	$(2,285)	$438,862	$411,177	$(2,692)	$408,485

Unused amount of senior revolving credit facility (subject to borrowing base)	$151,409			$199,719

Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables plus 70% of eligible unsecured finance receivables. These rates are subject to adjustment at certain credit quality levels (84% secured and 69% unsecured as of June 30, 2016). As of June 30, 2016, the Company had $70.6 million of eligible capacity under the facility. The facility also contains restrictive covenants and monthly and annual reporting requirements to the banks. At June 30, 2016, the Company was in compliance with all debt covenants.

In December 2015, the Company and its wholly-owned subsidiary, Regional Management Receivables, LLC (“RMR”), entered into a credit agreement providing for a $75.7 million amortizing asset-backed loan to RMR. RMR purchased $86.1 million in automobile finance receivables, net of a $2.6 million allowance for credit losses, from the Company’s affiliates using the proceeds of the loan and an equity investment from the Company. RMR holds $1.7 million in a restricted cash reserve account to satisfy provisions of the credit agreement. RMR pays interest of 3.00% per annum on the loan balance from the closing date until the date the loan balance has been fully repaid. The amortizing loan terminates in December 2022. The credit agreement allows RMR to prepay the loan when the outstanding balance falls below 20% of the original loan amount.

The amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these accounts are remitted to a restricted cash collection account, which totaled $3.6 million as of June 30, 2016. Cash inflows from the finance receivables are distributed to the lender and service providers in accordance with a monthly contractual priority of payments (waterfall) and, as such, the inflows are directed first to servicing fees. RMR pays a 4% servicing fee to the Company, which is eliminated in consolidation. Next, all cash inflows are directed to the interest, principal, and any adjustments to the reserve account of the amortizing loan and, thereafter, to the residual interest that the Company owns. Distributions from RMR to the Company are permitted under the credit agreement.

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

The carrying amount of VIE assets and liabilities are as follows:

In thousands	June 30, 2016	December 31, 2015
Assets
Cash	$50	$376
Finance receivables	58,876	80,309
Allowance for credit losses	(2,677)	(2,588)
Restricted cash	5,335	7,605
Repossessed assets at net realizable value	203	36

Total assets	$61,787	$85,738

Liabilities
Net long-term debt	$53,122	$71,226
Accounts payable and accrued expenses	15	50

Total liabilities	$53,137	$71,276

Note 8. Stockholders’ Equity

Stock repurchase: In February 2016, the Company’s Board of Directors (“Board”) authorized the repurchase of up to $25.0 million of the Company’s common stock. On June 10, 2016, the Company completed the stock repurchase program, having repurchased 1,546 thousand shares at a weighted-average price of $16.17 per share.

Note 9. Disclosure About Fair Value of Financial Instruments

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

Interest rate caps: The fair value of the interest rate caps is the estimated amount the Company would receive to terminate the cap agreements at the reporting date, taking into account current interest rates, the creditworthiness of the counterparty for assets, and the creditworthiness of the Company for liabilities.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	June 30, 2016		December 31, 2015
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$2,827	$2,827	$7,654	$7,654
Restricted cash	8,237	8,237	10,506	10,506
Level 2 inputs
Interest rate caps	22	22	120	120
Level 3 inputs
Net finance receivables	609,544	609,544	590,992	590,992
Repossessed assets	488	488	307	307
Liabilities
Level 3 inputs
Long-term debt	441,147	441,147	411,177	411,177

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

Note 10. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2016	2015	2016	2015
Numerator:
Net income	$5,912	$5,408	$11,088	$9,491

Denominator:
Weighted average shares outstanding for basic earnings per share	11,756	12,845	12,256	12,812
Effect of dilutive securities	218	233	206	228

Weighted average shares adjusted for dilutive securities	11,974	13,078	12,462	13,040

Earnings per share:
Basic	$0.50	$0.42	$0.90	$0.74

Diluted	$0.49	$0.41	$0.89	$0.73

Options to purchase 319 thousand and 477 thousand shares of common stock were outstanding during the three and six months ended June 30, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 11. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”). Subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2015 Plan may not exceed the sum of (i) 350 thousand shares plus (ii) any shares (A) remaining available for the grant of awards as of the effective date under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses. As of the effectiveness of the 2015 Plan, there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of June 30, 2016, there were 205 thousand shares available for grant under the 2015 Plan.

For the three months ended June 30, 2016 and 2015, the Company recorded share-based compensation expense of $1.4 million and $1.3 million, respectively. The Company recorded $1.9 million and $3.2 million in share-based compensation for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, unrecognized share-based compensation expense to be recognized over future periods approximated $6.1 million. This amount will be recognized as expense over a weighted-average period of 2.0 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity except where otherwise noted.

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

Long-term incentive program: The Company issues nonqualified stock options, performance-contingent restricted stock units (“RSU”), and cash-settled performance units (“CSPU”) under a long-term incentive program. Recurring annual grants are at the discretion of the Board and were made in October 2014 (for the 2014 calendar year), in April 2015 (for the 2015 calendar year), and in March 2016 (for the 2016 calendar year). The grants include cliff and graded vesting completing at the end of the third calendar year, subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSU and CSPU that may be earned can range from 0% to 150% of target based on the achievement of EBITDA and net income per share performance targets (2014 and 2015 grants) or the compound annual growth rate of net income and net income per share compared to a public company peer group (2016 grant) over a three-year period.

Inducement and retention program: From time to time, the Company issues share-based awards in conjunction with employment offers to select new executives and retention grants to select existing employees. The Company issues these awards to attract and retain talent and to provide market competitive compensation. The grants have various vesting terms, including fully-vested awards at the grant date, cliff vesting, and graded vesting over periods of eighteen months to five years (subject to continued employment or as otherwise provided in the underlying award agreements).

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

The following are the terms and amounts of the awards issued under the Company’s share-based incentive programs:

Stock options: The exercise price of all stock options is equal to the Company’s closing stock price on the date of grant. Stock options granted are subject to various vesting terms, including graded and cliff vesting over 18-month to five-year vesting periods. In addition, stock options vest and become exercisable in full under certain circumstances, including following the occurrence of a change of control (as defined in the option award agreements). Participants who are awarded options must exercise their options within a maximum of ten years of the grant date.

The fair value of option grants are estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below.

	Six Months Ended June 30,
	2016	2015
Expected volatility	46.12%	47.18%
Expected dividends	0.00%	0.00%
Expected term (in years)	5.75	6.17
Risk-free rate	1.39%	1.62%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the six months ended June 30, 2016:

In thousands, except per share amounts	Number of Shares	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	1,044	$13.36
Granted	215	16.74
Exercised	(45)	10.21
Forfeited	(4)	15.66
Expired	—	—

Options outstanding at June 30, 2016	1,210	$14.07	5.7	$2,436

Options exercisable at June 30, 2016	657	$11.83	3.4	$2,436

Available for grant at June 30, 2016	205

The following table provides additional stock option information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2016	2015	2016	2015
Weighted-average grant date fair value per share	$6.53	$6.95	$7.42	$7.08
Intrinsic value of options exercised	$22	$636	$270	$894
Fair value of stock options that vested	$345	$411	$647	$851

Restricted stock units: Compensation expense for restricted stock units is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes restricted stock unit activity during the six months ended June 30, 2016:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value
Non-vested units, beginning of the year	124	$15.55
Granted	73	17.02
Vested	—	—
Forfeited	(1)	15.59

Non-vested units, at June 30, 2016	196	$16.10

The following table provides additional restricted stock unit information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average grant date fair value per unit	$14.83	$14.75	$17.02	$14.75

Cash-settled performance units: Cash-settled performance units will be settled in cash at the end of the performance measurement period and are classified as a liability. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes cash-settled performance unit activity during the six months ended June 30, 2016:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value
Non-vested units, beginning of the year	1,923	$1.00
Granted	1,252	1.00
Vested	—	—
Forfeited	(21)	1.00

Non-vested units, at June 30, 2016	3,154	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the six months ended June 30, 2016:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, beginning of the year	23	$16.74
Granted	37	16.37
Vested	(21)	16.62
Forfeited	—	—

Non-vested shares, at June 30, 2016	39	$16.46

The following table provides additional restricted stock information:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2016	2015	2016	2015
Weighted-average grant date fair value per share	$15.89	$16.30	$16.37	$15.29
Fair value of restricted stock awards that vested	$347	$698	$347	$2,198

Note 12. Commitments and Contingencies

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company and certain of its current and former directors, executive officers, and stockholders (collectively, the “Defendants”). The complaint alleged violations of the Securities Act of 1933 (the “1933 Act Claims”) and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s common stock in the September 2013 and December 2013 secondary public offerings. On August 25, 2014, Waterford Township Police & Fire Retirement System and City of Roseville Employees’ Retirement System were appointed as lead plaintiffs (collectively, the “Plaintiffs”). An amended complaint was filed on November 24, 2014. In addition to the 1933 Act Claims, the amended complaint also added claims for violations of the Securities Exchange Act of 1934 (the “1934 Act Claims”) seeking unspecified compensatory damages on behalf of a purported class of purchasers of the Company’s common stock between May 2, 2013 and October 30, 2014, inclusive. On January 26, 2015, the Defendants filed a motion to dismiss the amended complaint in its entirety. In response, the Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, the Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act Claims and seeks unspecified compensatory damages. The Defendants’ motion to dismiss the second amended complaint was filed on April 28, 2015, the Plaintiffs’ opposition was filed on June 12, 2015, and the Defendants’ reply was filed on July 13, 2015.

On March 30, 2016, the Court granted the Defendants’ motion to dismiss the Second Amended Complaint in its entirety. On May 23, 2016, the Plaintiffs moved for leave to file a third amended complaint. The Defendants’ opposition brief was filed on June 9, 2016, and the Plaintiffs’ reply was filed on June 20, 2016. The motion for leave to amend remains under consideration by the Court. The Company believes that the claims against it are without merit and will continue to defend against the litigation vigorously.

The Company’s primary insurance carrier during the applicable time period has (i) denied coverage for the 1933 Act Claims and (ii) acknowledged coverage of the Company and other insureds for the 1934 Act Claims under a reservation of rights and subject to the terms and conditions of the applicable insurance policy. The parties plan to negotiate an allocation between denied and acknowledged claims, as appropriate.

In addition, the Company is involved in a purchase price dispute stemming from the Company’s acquisition of certain consumer loan receivables. The dispute has been submitted to a large public accounting firm for resolution and determination of the final purchase price for such receivables pursuant to the terms of the purchase agreement. The final purchase price will be between $27.9 million and $29.9 million, and the Company has already paid $28.1 million toward the purchase price. The Company is currently vigorously defending its position in the dispute.

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

The Company contests liability and the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability has been incurred and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to net income. As of June 30, 2016, the Company had accrued $0.5 million for these matters. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of loss. In addition, even where a loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

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

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including without limitation, the risks set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (which was filed with the SEC on February 23, 2016), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (which was filed with the SEC on April 28, 2016), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 338 locations in the states of Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia as of June 30, 2016. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform that includes our branches, direct mail campaigns, automobile dealerships, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Loans – Our small loan portfolio is comprised of branch small loan and convenience check receivables. As of June 30, 2016, we had approximately 255.8 thousand small loans outstanding, representing $320.1 million in finance receivables. This included 115.2 thousand branch small installment loans and 140.6 thousand convenience check loans, representing $162.6 million and $157.5 million in finance receivables, respectively.

•	Large Loans – As of June 30, 2016, we had approximately 47.7 thousand large installment loans outstanding, representing $194.9 million in finance receivables, which included $2.2 million in large loan convenience checks.

•	Automobile Loans – As of June 30, 2016, we had approximately 11.9 thousand automobile purchase loans outstanding, representing $100.7 million in finance receivables. This included 5.9 thousand indirect automobile loans and 6.0 thousand direct automobile loans, representing $51.7 million and $49.0 million in finance receivables, respectively.

•	Retail Loans – As of June 30, 2016, we had approximately 22.0 thousand retail purchase loans outstanding, representing $30.1 million in finance receivables.

•	Insurance Products – We offer optional payment protection insurance to our direct loan customers.

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

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and the contractual delinquency of our finance receivable portfolio follow seasonal trends. Demand for our loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for back-to-school and holiday spending. With the exception of automobile loans, loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first quarter of the year and rise throughout the remainder of the fiscal year. Consequently, we experience significant seasonal fluctuations in our operating results and cash needs.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 8.2% from $529.5 million in 2014 to $572.8 million in 2015. Average finance receivables grew 14.5% from $544.2 million in the first six months of 2015 to $623.1 million in the first six months of 2016. We source our loans through our branches and our direct mail program, as well as through automobile dealerships, retail partners, and our website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch, the average size of each loan, and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened 36 and 31 new branches in 2014 and 2015, respectively. We opened 16 and 8 new branches in the first six months of 2015 and 2016, respectively. We believe we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

Product Mix. We charge different interest rates and fees and are exposed to different credit risks with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we may further diversify our product mix in the future.

Asset Quality and Allowance for Credit Losses. Our results of operations are highly dependent upon the quality of our loan portfolio. We recorded a $27.2 million provision for credit losses during the first six months of 2016 (or annualized 8.7% of average finance receivables) and a $21.8 million provision for credit losses during the first six months of 2015 (or annualized 8.0% of average finance receivables). The quality of our loan portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as we grow our loan portfolio. In late 2014, we created a new credit risk function and have been making changes to improve our credit underwriting guidelines. We believe that these changes have impacted, and will continue to impact, our business and results of operations, including through lower refinancing volumes, lower delinquency levels, and improved credit quality in our portfolio. We will continue to monitor how these changes impact our business and results of operations, and will make further revisions to our credit underwriting guidelines when appropriate.

The allowance for credit losses calculation uses the net charge-off rate for the most recent six months (branch small loans and convenience checks), ten months (retail loans), and twelve months (large loans and automobile loans) multiplied by the most recent month-end balance of loans as a key data point in estimating the allowance. In 2015, large loans were updated to use a twelve-month effective life, rather than ten months. As we continue to grow our large loan portfolio, we are originating longer term loans, thus increasing the effective life of large loans. We believe that the primary underlying factors driving the provision for credit losses for each of these loan types are our underwriting standards, the general economic conditions in the areas in which we conduct business, portfolio growth, and the effectiveness of our collection efforts. In addition, the market for repossessed automobiles at auction is another underlying factor that we believe influences the provision for credit losses for automobile purchase loans and, to a lesser extent, large loans. We monitor these factors, the amount and past due status of delinquencies, and the slow file (which consists of all loans one or more days past due) to identify trends that might require us to modify the allowance for credit losses.

Interest Rates. Our costs of funds are affected by changes in interest rates, and the interest rate that we pay on our senior revolving credit facility is a variable rate. We have purchased interest rate cap contracts with an aggregate notional principal amount of $200.0 million and 2.50% strike rates against the one-month LIBOR. $150.0 million of these contracts expire in April 2018, with the remaining $50.0 million expiring in March 2019. When the one-month LIBOR exceeds 2.50%, the counterparty reimburses us for the excess over 2.50%. No payment is required by us or the counterparty when the one-month LIBOR is below 2.50%.

Operating Costs. Our financial results are impacted by the costs of operating our branch offices and corporate functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Two of our operating metrics are our efficiency ratios, which are calculated by dividing the sum of general and administrative expenses by total revenue (our revenue efficiency ratio) and dividing the annualized sum of general and administrative expenses by average finance receivables (our receivable efficiency ratio). Our revenue efficiency ratio was 52.1% for the first six months of 2016 compared to 57.7% for the same period of 2015, and our receivable efficiency ratio was 19.1% for the first six months 2016, compared to 22.4% for the same period of 2015. This decrease was primarily due to non-operating compensation-related costs of $2.1 million incurred during the first six months of 2015 and lower marketing expenses. While these ratios are relatively in line with industry standards, we have a number of initiatives underway that we believe will improve our operating leverage over the next couple of years, including implementing a new loan management system, which will allow us to accept electronic payments, reduce the amount of time it takes to originate a loan, and increase our average loans outstanding per branch.

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

Insurance Income. Our insurance income consists of revenue from the sale of various optional credit insurance products and other payment protection products offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. We offer optional credit life insurance, credit accident and health insurance, involuntary unemployment insurance, and personal property insurance. The type and terms of our optional credit insurance products vary from state to state based on applicable laws and regulations. In addition, we require property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party in lieu of purchasing property insurance from us. We also collect a fee for collateral protection and purchase non-filing insurance in lieu of recording and perfecting our security interest in the assets pledged on certain loans. We also require proof of insurance for any vehicles securing loans, and we have the option to obtain automobile collision insurance on behalf of customers who permit their insurance coverage to lapse. We also offer, in select markets, vehicle single interest insurance, which provides coverage on automobiles used as collateral on small and large loans. This affords the borrower flexibility regarding the requirement to maintain full coverage on the vehicle while also protecting the collateral used to secure the loan.

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans and net of commission on new business). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. We maintain a cash reserve for life insurance claims in an amount determined by the unaffiliated insurance company. As of June 30, 2016, we had pledged a $2.9 million letter of credit to the unaffiliated insurance company to secure payment of life insurance claims and unearned premium refunds. The unaffiliated insurance company maintains the reserves for non-life claims. Insurance income includes all of the above-described insurance premiums, claims, and expenses.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, fees for extending the due date of a loan and returned check charges are included in other income.

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

Our personnel expenses are the largest component of our general and administrative expenses and consist primarily of the salaries, bonuses, benefits, and related payroll taxes associated with all of our branch, field, and home office employees. We expect that our personnel expenses will rise in 2017 as a result of recent updates to the regulations under the Fair Labor Standards Act, which has expanded the number of employees entitled to overtime pay.

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

Our general and administrative expenses should increase as a result of the additional legal, accounting, insurance, occupancy, and other expenses associated with being a growing public company. Due to an increase in home office employees, we signed an 11-year lease for a new home office building that we expect to occupy by the fourth quarter. The new lease will increase annual occupancy expense by $0.7 million. Additionally, in connection with our efforts to expand and enhance internet lending and transition to a new loan management system, we expect technology costs to increase in 2016. We began using the new loan management system during the six months ended June 30, 2016 in eight new Virginia branches and eighteen existing New Mexico branches in July 2016. We also expect compliance costs to continue to increase due to the regulatory environment in the consumer finance industry, and we expect legal costs to continue to remain elevated as a result of the securities class action lawsuit discussed in Part II, Item 1. “Legal Proceedings.” For a discussion regarding how risks and uncertainties associated with legal proceedings and the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part II, Item 1A. “Risk Factors” and the filings referenced therein.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of total revenue:

	2Q’16		2Q’15		YTD’16		YTD’15
In thousands	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue
Interest and fee income	$52,589	91.7%	$47,668	89.9%	$103,889	91.1%	$94,733	89.8%
Insurance income, net	2,601	4.5%	3,120	5.9%	5,540	4.9%	6,049	5.7%
Other income	2,135	3.8%	2,213	4.2%	4,593	4.0%	4,743	4.5%

Total revenue	57,325	100.0%	53,001	100.0%	114,022	100.0%	105,525	100.0%

Expenses
Provision for credit losses	13,386	23.4%	12,102	22.8%	27,177	23.8%	21,814	20.7%

Personnel	16,674	29.1%	16,211	30.6%	33,801	29.6%	35,971	34.1%
Occupancy	4,770	8.3%	4,227	8.0%	9,633	8.4%	8,333	7.9%
Marketing	2,062	3.6%	2,009	3.8%	3,577	3.1%	4,480	4.2%
Other	6,042	10.5%	5,796	10.9%	12,342	11.0%	12,082	11.5%

Total general and administrative	29,548	51.5%	28,243	53.3%	59,353	52.1%	60,866	57.7%

Interest expense	4,811	8.4%	3,932	7.4%	9,521	8.3%	7,536	7.1%

Income before income taxes	9,580	16.7%	8,724	16.5%	17,971	15.8%	15,309	14.5%
Income taxes	3,668	6.4%	3,316	6.3%	6,883	6.1%	5,818	5.5%

Net income	$5,912	10.3%	$5,408	10.2%	$11,088	9.7%	$9,491	9.0%

The following table summarizes our results of operations, both in dollars and as a percentage of average receivables (annualized):

	2Q’16		2Q’15		YTD’16		YTD’15
In thousands	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$52,589	33.7%	$47,668	34.7%	$103,889	33.3%	$94,733	34.8%
Insurance income, net	2,601	1.7%	3,120	2.3%	5,540	1.8%	6,049	2.2%
Other income	2,135	1.3%	2,213	1.5%	4,593	1.5%	4,743	1.8%

Total revenue	57,325	36.7%	53,001	38.5%	114,022	36.6%	105,525	38.8%

Expenses
Provision for credit losses	13,386	8.6%	12,102	8.8%	27,177	8.7%	21,814	8.0%

Personnel	16,674	10.7%	16,211	11.8%	33,801	10.8%	35,971	13.2%
Occupancy	4,770	3.1%	4,227	3.1%	9,633	3.1%	8,333	3.1%
Marketing	2,062	1.3%	2,009	1.5%	3,577	1.1%	4,480	1.6%
Other	6,042	3.8%	5,796	4.1%	12,342	4.1%	12,082	4.5%

Total general and administrative	29,548	18.9%	28,243	20.5%	59,353	19.1%	60,866	22.4%

Interest expense	4,811	3.1%	3,932	2.9%	9,521	3.0%	7,536	2.8%

Income before income taxes	9,580	6.1%	8,724	6.3%	17,971	5.8%	15,309	5.6%
Income taxes	3,668	2.3%	3,316	2.4%	6,883	2.2%	5,818	2.1%

Net income	$5,912	3.8%	$5,408	3.9%	$11,088	3.6%	$9,491	3.5%

The following table summarizes the quarterly trend of our financial results:

	Quarterly Trend
In thousands	2Q’15	3Q’15	4Q’15	1Q’16	2Q’16	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$47,668	$49,741	$51,320	$51,300	$52,589	$1,289	$4,921
Insurance income, net	3,120	2,767	2,838	2,939	2,601	(338)	(519)
Other income	2,213	2,588	2,527	2,458	2,135	(323)	(78)

Total revenue	53,001	55,096	56,685	56,697	57,325	628	4,324

Expenses
Provision for credit losses	12,102	14,085	11,449	13,791	13,386	405	(1,284)

Personnel	16,211	15,993	17,283	17,127	16,674	453	(463)
Occupancy	4,227	4,458	4,522	4,863	4,770	93	(543)
Marketing	2,009	1,134	1,403	1,515	2,062	(547)	(53)
Other	5,796	4,597	5,342	6,300	6,042	258	(246)

Total general and administrative	28,243	26,182	28,550	29,805	29,548	257	(1,305)

Interest expense	3,932	4,335	4,350	4,710	4,811	(101)	(879)

Income before income taxes	8,724	10,494	12,336	8,391	9,580	1,189	856
Income taxes	3,316	3,987	4,969	3,215	3,668	(453)	(352)

Net income	$5,408	$6,507	$7,367	$5,176	$5,912	$736	$504

Net income per common share:
Basic	$0.42	$0.51	$0.57	$0.41	$0.50	$0.09	$0.08

Diluted	$0.41	$0.50	$0.56	$0.40	$0.49	$0.09	$0.08

Weighted-average shares outstanding:
Basic	12,845	12,881	12,891	12,756	11,756	1,000	1,089

Diluted	13,078	13,111	13,105	12,949	11,974	975	1,104

Net interest margin	$49,069	$50,761	$52,335	$51,987	$52,514	$527	$3,445

Net credit margin	$36,188	$38,291	$40,552	$36,974	$39,098	$2,124	$2,910

	2Q’15	3Q’15	4Q’15	1Q’16	2Q’16	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$560,351	$587,508	$626,373	$609,707	$642,803	$33,096	$82,452

Finance receivables	$572,525	$601,608	$628,444	$607,363	$645,744	$38,381	$73,219

Allowance for credit losses	$36,171	$37,786	$37,452	$36,230	$36,200	$(30)	$29

Long-term debt	$359,491	$379,617	$411,177	$396,543	$441,147	$44,604	$81,656

Comparison of June 30, 2016, Versus June 30, 2015

The following discussion and table describe the changes in finance receivables by product type:

•	Branch Small Loans – Branch small loans outstanding increased by $22.4 million, or 16.0%, to $162.6 million at June 30, 2016, from $140.2 million at June 30, 2015, despite the transition of many small loan customers to large loans. The growth in receivables in branches opened in 2015 and 2016 contributed to the growth in overall branch small loans outstanding.

•	Convenience Checks – Convenience checks outstanding decreased by $17.3 million, or 9.9%, to $157.5 million at June 30, 2016, from $174.8 million at June 30, 2015, primarily due to the transition of many convenience check customers to large loans.

•	Large Loans – Large loans outstanding increased by $101.7 million, or 109.1%, to $194.9 million at June 30, 2016, from $93.2 million at June 30, 2015. The increase was primarily due to the addition of expertise in this product type, increased marketing, and the transition of many small loan and convenience check customers to large loans.

•	Automobile Loans – Automobile loans outstanding decreased by $38.9 million, or 27.8%, to $100.7 million at June 30, 2016, from $139.6 million at June 30, 2015. In the fourth quarter of 2015, we began restructuring the automobile business to a centralized model. During the restructuring, automobile loans will continue to liquidate with expectations that a majority of the restructuring will be complete in the third quarter of 2016.

•	Retail Loans – Retail loans outstanding increased $5.3 million, or 21.4%, to $30.1 million at June 30, 2016, from $24.8 million at June 30, 2015. The increase in retail loans outstanding resulted from the additional relationships we established with new retailers, as well as an expansion of volume through our existing relationships.

	Finance Receivables by Product
In thousands	2Q’16	1Q’16	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	2Q’15	YoY $ Inc (Dec)	YoY % Inc (Dec)
Branch small loans	$162,562	$148,700	$13,862	9.3%	$140,161	$22,401	16.0%
Convenience checks	157,515	161,802	(4,287)	(2.6)%	174,786	(17,271)	(9.9)%
Large loans	194,857	162,301	32,556	20.1%	93,203	101,654	109.1%

Total core loans	514,934	472,803	42,131	8.9%	408,150	106,784	26.2%
Automobile loans	100,721	106,297	(5,576)	(5.2)%	139,593	(38,872)	(27.8)%
Retail loans	30,089	28,263	1,826	6.5%	24,782	5,307	21.4%

Total finance receivables	$645,744	$607,363	$38,381	6.3%	$572,525	$73,219	12.8%

Number of branches at period end	338	339	(1)	(0.3)%	316	22	7.0%
Average finance receivables per branch	$1,910	$1,792	$118	6.6%	$1,812	$98	5.4%

Comparison of the Three Months Ended June 30, 2016, Versus the Three Months Ended June 30, 2015

Net Income. Net income increased $0.5 million, or 9.3%, to $5.9 million during the three months ended June 30, 2016, from $5.4 million during the prior year period. The increase was primarily due to an increase in revenue of $4.3 million, offset by an increase in general and administrative expenses of $1.3 million, an increase in provision for credit losses of $1.3 million, an increase of $0.9 million in interest expense, and an increase of $0.4 million in income taxes.

Revenue. Total revenue increased $4.3 million, or 8.2%, to $57.3 million during the three months ended June 30, 2016, from $53.0 million during the prior year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $4.9 million, or 10.3%, to $52.6 million during the three months ended June 30, 2016, from $47.7 million during the prior year period. The increase in interest and fee income was primarily due to a 13.6% increase in average finance receivables offset by a 1.0% yield decrease since June 30, 2015.

The following table sets forth the average finance receivables balance and average yield for each of our loan product categories:

	Averages and Yields
	2Q’16		1Q’16		2Q’15
In thousands	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Branch small loans	$154,843	44.5%	$153,516	43.1%	$130,806	45.3%
Convenience checks	158,545	41.5%	172,133	40.8%	171,323	45.0%
Large loans	178,683	28.8%	152,938	28.2%	79,756	27.7%
Automobile loans	103,626	17.9%	111,008	18.2%	143,659	19.3%
Retail loans	29,007	19.1%	27,923	19.2%	24,556	18.8%

Total interest and fee yield	$624,704	33.7%	$617,518	33.2%	$550,100	34.7%

Total revenue yield	$624,704	36.7%	$617,518	36.7%	$550,100	38.5%

Branch small loan and convenience check yields decreased 0.8% and 3.5%, respectively, compared to the prior year period as more of our branch small loan and convenience check customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. We anticipate that the branch small loan and convenience check loan yields will decline marginally due to demand for larger loan amounts.

The following table represents the amount of loan originations and refinancing net of unearned finance charges.

	Net Loans Originated
In thousands	2Q’16	1Q’16	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	2Q’15	YoY $ Inc (Dec)	YoY % Inc (Dec)
Branch small loans	$83,276	$58,399	$24,877	42.6%	$80,818	$2,458	3.0%
Convenience checks	69,773	55,978	13,795	24.6%	90,745	(20,972)	(23.1)%
Large loans	72,174	48,569	23,605	48.6%	46,134	26,040	56.4%
Automobile loans	9,355	8,485	870	10.3%	11,802	(2,447)	(20.7)%
Retail loans	8,627	8,701	(74)	(0.9)%	8,136	491	6.0%

Total net loans originated	$243,205	$180,132	$63,073	35.0%	$237,635	$5,570	2.3%

Average finance receivables and net loans originated increased 13.6% and 2.3%, respectively, compared to the prior year period. Average finance receivables grew significantly more than net loans originated primarily due to an increase in large loans average finance receivables of $98.9 million, or 124.0%, from June 30, 2015. Average finance receivables for large loans were 28.6% of total average finance receivables for the three months ended June 30, 2016 compared to 14.5% during the prior year period. Our higher balance large loans amortize at a slower rate than our other core products due to longer contractual terms and lower interest rates.

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 2Q’16 Compared to 2Q’15 Increase (Decrease)
In thousands	Volume	Rate	Net
Branch small loans	$2,677	$(258)	$2,419
Convenience checks	(1,382)	(1,409)	(2,791)
Large loans	7,119	238	7,357
Automobile loans	(1,823)	(472)	(2,295)
Retail loans	213	18	231

Total increase (decrease) in interest and fee income	$6,804	$(1,883)	$4,921

Insurance Income. Insurance income decreased $0.5 million, or 16.6%, to $2.6 million during the three months ended June 30, 2016 from $3.1 million during the prior year period. Annualized insurance income as a percentage of average finance receivables decreased to 1.7% for the three months ended June 30, 2016 from 2.3% during the prior year period. The decrease is primarily due to higher claims expense during the three months ended June 30, 2016 compared to the prior year period. During 2016, we transitioned our insurance business to a new unaffiliated third party provider, which will result in variances to the premiums we charge for the products we offer. Additionally, we continually assess the costs of our products for an equitable balance of costs and benefits. Due to the transition to a new vendor and our on-going assessment of costs, premiums may be changed during 2016, which may impact the revenue and/or costs of our insurance operation.

Other Income. Other income decreased $0.1 million, or 3.5%, to $2.1 million during the three months ended June 30, 2016 from $2.2 million during the prior year period. The largest component of other income is late charges, which decreased $0.1 million during the three months ended June 30, 2016 compared to the prior year period. Other income represented 1.3% of average receivables and 3.8% of total revenue during the three months ended June 30, 2016 compared to 1.5% of average receivables and 4.2% of total revenue during the prior year period. This decrease in other income as a percentage of average receivables and percentage of total revenue is due to lower delinquencies as a percentage of total finance receivables.

Provision for Credit Losses. Our provision for credit losses increased $1.3 million, or 10.6%, to $13.4 million during the three months ended June 30, 2016 from $12.1 million during the prior year period. The provision represented 8.6% of average receivables and 23.4% of total revenue during the three months ended June 30, 2016 compared to 8.8% of average receivables and 22.8% of total revenue during the prior year period.

Net charge-offs increased $0.5 million, or 4.1%, to $13.4 million during the three months ended June 30, 2016 from $12.9 million during the prior year period. Net charge-offs represented 8.6% of average receivables during the three months ended June 30, 2016 compared to 9.4% of average receivables during the prior year period. This decrease in percentage of average receivables is primarily due to our improving credit profile. We continue to see the positive results of improved underwriting and servicing processes implemented by our credit risk function, which began in late 2014.

We evaluate losses in each of our loan categories in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables:

	As of June 30, 2016			As of December 31, 2015
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Branch small loans	$162,562	$9,297	5.7%	$157,755	$9,456	6.0%
Convenience checks	157,515	9,455	6.0%	180,402	12,079	6.7%
Large loans	194,857	7,886	4.0%	146,553	5,593	3.8%
Automobile loans	100,721	7,851	7.8%	116,109	8,828	7.6%
Retail loans	30,089	1,711	5.7%	27,625	1,496	5.4%

Total	$645,744	$36,200	5.6%	$628,444	$37,452	6.0%

Allowance as a percentage of related finance receivables decreased to 5.6% as of June 30, 2016, from 6.0% as of December 31, 2015, due to an improved net charge-off rate during the six months ended June 30, 2016. The net charge-off rate has improved due to the growth of large loans, which have a lower net charge-off rate compared to our other products, and due to our overall improving credit profile.

Delinquencies one day and more past due as a percentage of total finance receivables decreased to 18.3% as of June 30, 2016, from 20.6% as of June 30, 2015. Delinquencies 30 days and more past due as a percentage of total finance receivables increased to 6.8% as of June 30, 2016, from 6.4% as of June 30, 2015. The following tables include delinquency balances by aging and by product.

	Contractual Delinquency by Aging
In thousands	2Q’16		1Q’16		2Q’15
Allowance for credit losses	$36,200	5.6%	$36,230	6.0%	$36,171	6.3%

Current	527,080	81.7%	505,801	83.3%	454,424	79.4%
1 to 29 days past due	74,439	11.5%	63,686	10.5%	81,275	14.2%

Delinquent accounts:
30 to 59 days	16,710	2.5%	11,986	1.9%	14,665	2.5%
60 to 89 days	10,045	1.6%	7,640	1.3%	8,113	1.4%
90 to 119 days	7,237	1.1%	7,099	1.1%	5,633	1.0%
120 to 149 days	5,358	0.8%	5,914	1.0%	4,597	0.8%
150 to 179 days	4,875	0.8%	5,237	0.9%	3,818	0.7%

Total contractual delinquency	$44,225	6.8%	$37,876	6.2%	$36,826	6.4%

Total finance receivables	$645,744	100.0%	$607,363	100.0%	$572,525	100.0%

1 day and over past due	$118,664	18.3%	$101,562	16.7%	$118,101	20.6%

	Contractual Delinquency by Product
In thousands	2Q’16		1Q’16		2Q’15
Branch small loans	$14,096	8.7%	$12,627	8.5%	$10,804	7.7%
Convenience checks	12,340	7.8%	12,351	7.6%	13,561	7.8%
Large loans	8,459	4.3%	5,561	3.4%	2,748	2.9%
Automobile loans	7,768	7.7%	6,120	5.8%	8,619	6.2%
Retail loans	1,562	5.2%	1,217	4.3%	1,094	4.4%

Total contractual delinquency	$44,225	6.8%	$37,876	6.2%	$36,826	6.4%

In late 2014 and during 2015, we created a credit risk function, which has improved our underwriting and servicing processes. We continue to build out the full capabilities of the credit risk function and believe this investment will provide additional benefits in the future.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $1.3 million, or 4.6%, to $29.5 million during the three months ended June 30, 2016 from $28.2 million during the prior year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased to 18.9% during the three months ended June 30, 2016 from 20.5% during the prior year period. Our revenue efficiency ratio (general and administrative expenses as a percentage of revenue) decreased to 51.5% during the three months ended June 30, 2016 from 53.3% during the prior year period. The increase in general and administrative expenses is explained in greater detail below.

	General & Administrative Expenses Trend
In thousands	2Q’15	3Q’15	4Q’15	1Q’16	2Q’16	QoQ $ B(W)	YoY $ B(W)
Legacy branch G&A expenses	$17,094	$18,794	$18,724	$18,822	$16,729	$2,093	$365
2016 new branches				548	606	(58)	(606)

Total branch G&A expenses	17,094	18,794	18,724	19,370	17,335	2,035	(241)
Marketing	2,009	1,134	1,403	1,515	2,062	(547)	(53)
Home office G&A expenses	9,140	6,254	8,423	8,920	10,151	(1,231)	(1,011)

Total G&A expenses	$28,243	$26,182	$28,550	$29,805	$29,548	$257	$(1,305)

Despite adding 22 net branches since June 30, 2015, branch general and administrative expenses have only increased $0.2 million for the three months ended June 30, 2016 compared to the prior year period. Additionally, branch headcount has decreased to

1,201 at June 30, 2016 from 1,245 at June 30, 2015. Despite the reduction in branch headcount during the three months ended June 30, 2016, finance receivables increased $38.3 million, or 6.3%. Home office general and administrative expenses increased $1.0 million during the three months ended June 30, 2016 compared to the prior year period primarily due to new loan management system implementation costs and increased headcount.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $0.5 million, or 2.9%, to $16.7 million during the three months ended June 30, 2016 from $16.2 million during the prior year period. This increase was primarily due to higher salary expense of $1.0 million, offset by lower auto allowance expense of $0.5 million. We ended the auto allowance program for branch employees after we phased out field calling, a process that began in 2015 and concluded in January 2016.

	Headcount Trend
	2Q’15	3Q’15	4Q’15	1Q’16	2Q’16	QoQ Inc (Dec)	YoY Inc (Dec)
Legacy branch headcount	1,245	1,256	1,280	1,237	1,184	(53)	(61)
2016 new branches				17	17	—	17

Total branch headcount	1,245	1,256	1,280	1,254	1,201	(53)	(44)
Home office headcount	120	129	133	137	140	3	20

Total headcount	1,365	1,385	1,413	1,391	1,341	(50)	(24)

Number of branches	316	322	331	339	338	(1)	22

Occupancy. Occupancy expenses increased $0.5 million, or 12.8%, to $4.8 million during the three months ended June 30, 2016 from $4.2 million during the prior year period. The increase in occupancy expenses was the result of new branches opened. Additionally, we frequently experience increases in rent as we renew existing leases. At June 30, 2015, we had 316 branches; whereas, at June 30, 2016, we had 338 branches.

Marketing. Marketing expenses increased $0.1 million, or 2.6%, to $2.1 million during the three months ended June 30, 2016 from $2.0 million during the prior year period. The increase was primarily due to new branches opened since June 30, 2015.

Other Expenses. Other expenses increased $0.2 million, or 4.2%, to $6.0 million during the three months ended June 30, 2016 from $5.8 million during the prior year period. Other expenses for the three months ended June 30, 2016 included $0.5 million of non-operating expenses related to the implementation of a new loan management system. Total general and administrative non-operating expenses related to the implementation of a new loan management system was $0.6 million for the three months ended June 30, 2016.

Interest Expense. Interest expense on long-term debt increased $0.9 million, or 22.4%, to $4.8 million during the three months ended June 30, 2016 from $3.9 million during the prior year period. This increase was due primarily to the increase in the average balance of our senior revolving credit facility. The increase in the average balance of our senior revolving credit facility was primarily due to stock repurchases of $25.0 million as well as loan growth. The average cost of our long-term debt decreased 0.05% to 4.62% for the three months ended June 30, 2016 from 4.67% for the prior year period. The decrease was due primarily to a decrease in interest rate cap expense of $0.1 million.

Income Taxes. Income taxes increased $0.4 million, or 10.6%, to $3.7 million during the three months ended June 30, 2016 from $3.3 million during the prior year period. The increase was primarily due to an increase in our net income before taxes. Also, our effective tax rate increased 0.3% to 38.3% during the three months ended June 30, 2016 from 38.0% during the prior year period. The increase was primarily due to non-deductible compensation.

Comparison of the Six Months Ended June 30, 2016, Versus the Six Months Ended June 30, 2015

Net Income. Net income increased $1.6 million, or 16.8%, to $11.1 million during the six months ended June 30, 2016, from $9.5 million during the prior year period. The increase was primarily due to an increase in revenue of $8.5 million and a decrease in general and administrative expenses of $1.5 million, offset by an increase in provision for credit losses of $5.4 million and an increase in interest expense of $2.0 million.

Revenue. Total revenue increased $8.5 million, or 8.1%, to $114.0 million during the six months ended June 30, 2016, from $105.5 million during the prior year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $9.2 million, or 9.7%, to $103.9 million during the six months ended June 30, 2016, from $94.7 million during the prior year period. The increase was due primarily to a 14.5% increase in average finance receivables offset by a 1.5% yield decrease since June 30, 2015.

The following table sets forth the average finance receivables balance and average yield for each of our loan product categories:

	Averages and Yields
	YTD’16		YTD’15
In thousands	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Branch small loans	$154,962	43.6%	$128,425	45.4%
Convenience checks	165,844	41.0%	177,283	45.2%
Large loans	166,312	28.4%	66,663	27.1%
Automobile loans	107,463	18.1%	146,905	19.3%
Retail loans	28,494	19.1%	24,932	18.5%

Total interest and fee yield	$623,075	33.3%	$544,208	34.8%

Total revenue yield	$623,075	36.6%	$544,208	38.8%

Branch small loans and convenience check yields decreased 1.8% and 4.2%, respectively, compared to the prior year period as more of our branch small loan and convenience check customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. We anticipate that the branch small loan yields will continue to decrease marginally due to the demand for the larger loan amounts. The portfolio interest and fee yield decreased 1.5% predominantly due to the decrease in branch small loan and convenience checks yields.

The following table represents the balance of loan originations and refinancing net of unearned finance charges:

	Net Loans Originated
In thousands	YTD’16	YTD’15	YoY $ Inc (Dec)	YoY % Inc (Dec)
Branch small loans	$141,675	$132,189	$9,486	7.2%
Convenience checks	125,751	151,398	(25,647)	(16.9)%
Large loans	120,743	75,963	44,780	58.9%
Automobile loans	17,840	26,392	(8,552)	(32.4)%
Retail loans	17,328	14,863	2,465	16.6%

Total finance receivables	$423,337	$400,805	$22,532	5.6%

Average finance receivables and net loans originated increased 14.5% and 5.6%, respectively, compared to the prior year period. Average finance receivables grew significantly more than net loans originated primarily because large loans average finance receivables increased $99.6 million, or 149.4%, from June 30, 2015. Average finance receivables for large loans were 26.7% of total average finance receivables as of June 30, 2016 compared to 12.2% as of June 30, 2015. Our higher balance large loans amortize at a slower rate than our other core products due to longer contractual terms and lower interest rates.

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD’16 Compared to YTD’15 Increase (Decrease)
In thousands	Volume	Rate	Net
Branch small loans	$5,825	$(1,222)	$4,603
Convenience checks	(2,487)	(3,544)	(6,031)
Large loans	14,148	456	14,604
Automobile loans	(3,605)	(841)	(4,446)
Retail loans	339	87	426

Total increase (decrease) in interest and fee income	$14,220	$(5,064)	$9,156

Insurance Income. Insurance income decreased $0.5 million, or 8.4%, to $5.5 million during the six months ended June 30, 2016 from $6.0 million during the prior year period. Annualized insurance income as a percentage of average finance receivables decreased to 1.8% for the six months ended June 30, 2016 from 2.2% during the prior year period. The decrease was primarily due to higher claims expense during the six months ended June, 30, 2016 compared to the prior year period.

Other Income. Other income decreased $0.2 million, or 3.2%, to $4.6 million during the six months ended June 30, 2016 from $4.7 million during the prior year period. The largest component of other income is late charges, which decreased $0.1 million, or 2.1%, to $4.2 million during the six months ended June 30, 2016 from $4.3 million during the prior year period. Annualized other income represented 1.5% of average finance receivables and 4.0% of total revenue compared to 1.8% of average finance receivables and 4.5% of total revenue during the prior year period. This decrease in other income as a percentage of average receivables and percentage of total revenue was due to lower delinquencies as a percentage of total finance receivables.

Provision for Credit Losses. Our provision for credit losses increased $5.4 million, or 24.6%, to $27.2 million during the six months ended June 30, 2016 from $21.8 million during the prior year period due to loan growth. The annualized provision represented 8.7% of average finance receivables during the six months ended June 30, 2016 and 8.0% in the prior year period. The provision represented 23.8% of total revenue during the six months ended June 30, 2016 compared to 20.7% of total revenue during the prior year period. The provision for credit losses in the first six months of 2015 was lower than net charge-offs due to a release of allowance during that period related to the issuance of convenience checks to lower credit quality customers reported in the third quarter of 2014.

Net charge-offs increased $2.3 million, or 8.7%, to $28.4 million during the six months ended June 30, 2016 from $26.2 million during the prior year period. Net charge-offs represented 9.1% of average receivables during the six months ended June 30, 2016 compared to 9.6% of average receivables during the prior year period.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, decreased $1.5 million, or 2.5%, to $59.4 million during the six months ended June 30, 2016 from $60.9 million during the prior year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average receivables) decreased to 19.1% for the first six months of 2016 from 22.4% during the prior period. Our efficiency ratio (general and administrative expenses as a percentage of revenue) decreased to 52.1% during the six months ended June 30, 2016 from 57.7% during the prior year period. The cause of the decrease in general and administrative expenses is explained in greater detail immediately below.

Personnel. The largest component of general and administrative expenses is personnel expense, which decreased $2.2 million, or 6.0%, to $33.8 million during the six months ended June 30, 2016 from $36.0 million in the prior year period. The decrease is primarily due to non-operating compensation-related costs of $2.1 million incurred during the six months ended June 30, 2015, related to a Chief Executive Officer restricted stock grant and the retirement agreement with our former Vice Chairman.

Occupancy. Occupancy expenses increased $1.3 million, or 15.6%, to $9.6 million during the six months ended June 30, 2016 from $8.3 million during the prior year period. The increase in occupancy expenses is the result of 22 net additional branches since June 30, 2015 and telecommunications upgrades. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses decreased $0.9 million, or 20.2%, to $3.6 million during the six months ended June 30, 2016 from $4.5 million during the prior year period. The decrease was primarily due to a 22% reduction in total mail from the prior year period. The reduction in total mail quantity was the result of our efforts to fine-tune our processes to more efficiently target potential customers.

Other Expenses. Other expenses increased $0.3 million, or 2.2%, to $12.3 million during the six months ended June 30, 2016 from $12.1 million during the prior year period. The increase was primarily due to non-operating expenses of $0.8 million related to the implementation of a new loan management system compared to $0.5 million in the prior year period.

Interest Expense. Interest expense on long-term debt increased $2.0 million, or 26.3%, to $9.5 million during the six months ended June 30, 2016 from $7.5 million during the prior year period. The increase was due primarily to the increase in the average balance of our senior revolving credit facility. The increase in the average balance of our senior revolving credit facility was due to stock repurchases of $25.0 million and due to loan growth. The average cost of our long-term debt increased by 0.12% to 4.64% for the six months ended June 30, 2016 from 4.52% for the prior year period primarily due to the amortization of debt issuance costs for the $75.7 million amortizing loan we entered into in December 2015.

Income Taxes. Income taxes increased $1.1 million, or 18.3%, to $6.9 million during the six months ended June 30, 2016 from $5.8 million during the prior year period. The increase in income taxes was due to an increase in net income before taxes. Our effective tax rate increased 0.3% to 38.3% during the six months ended June 30, 2016 from 38.0% during the prior year period. The increase in our effective tax rate was primarily due to non-deductible compensation.

Liquidity and Capital Resources

        Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to expanding and maintaining our branch locations. In connection with our plans to expand our branch network and improve our technology infrastructure in future years, we will incur approximately $4.0 million to $8.0 million of capital expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility and the amortizing loan that we closed in December 2015. We continue to seek ways to diversify our long-term funding sources, including through securitization of certain loans and other similar transactions.

As part of the $75.7 million amortizing asset-backed loan to Regional Management Receivables, LLC (“RMR”), $3.7 million of the cash received by RMR in December 2015 was deposited into a restricted cash reserve account to satisfy provisions of the credit agreement. Certain provisions of the credit agreement were satisfied in the three months ending June 30, 2016, and these reserve requirements decreased to $1.7 million as of June 30, 2016. Additionally, the amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these accounts are remitted to a restricted cash collection account, which totaled $3.6 million as of June 30, 2016. On the closing date of this loan, RMR made certain representations and warranties about the quality and nature of these receivables. The credit agreement requires RMR to pay the administrative agent a release fee for the release of receivables in certain circumstances, including circumstances in which the representations and warranties made by RMR concerning the quality and characteristics of the receivables are inaccurate.

In February 2016, we announced that our Board of Directors had authorized the repurchase of up to $25.0 million of our common stock. The authorization was effective immediately and extended through December 31, 2017. On June 10, 2016, we announced that we had completed the stock repurchase program.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of June 30, 2016, these reserve requirements totaled $2.9 million.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $1.5 million, or 4.1%, to $38.4 million during the six months ended June 30, 2016 from $36.9 million during the prior year period. The increase was primarily due to a $1.5 million increase in net income.

Investing Activities. Investing activities consist of finance receivables originated and purchased, net change in restricted cash, the purchase of intangible assets, and the purchase of property and equipment for new and existing branches. Net cash used in investing activities during the six months ended June 30, 2016 was $47.7 million compared to $53.9 million during the prior year period, a net decrease of $6.2 million. The decrease was primarily due to lower net originations of finance receivables offset by higher purchases of intangible assets and property and equipment.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness, issuance of common stock, and repurchases of common stock. During the six months ended June 30, 2016, net cash provided by financing activities was $4.5 million, a change of $13.3 million compared to the $17.8 million net cash provided by financing activities in the prior year period. The decrease in net cash provided by financing activities was primarily a result of stock repurchases of $25.0 million offset by an increase in net advances on long-term debt of $12.0 million.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into the fifth amended and restated senior revolving credit facility with a syndicate of banks in September 2015, which we subsequently amended in May 2016. The senior revolving credit facility provides for up to $538.0 million in availability, with a borrowing base of 85% of eligible secured finance receivables and up to 70% of eligible unsecured finance receivables, in each case, subject to adjustment at certain credit quality levels (84% and 69% as of June 30, 2016, respectively), and matures in September 2018. The facility has an accordion provision that allows for the expansion of the facility to $600.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one, two, three, four, and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. Alternatively, we may pay interest at a rate based on the prime rate (which was 3.50% as of June 30, 2016) plus a margin of 2.00%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $375.0 million. Excluding the receivables held by RMR, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $386.6 million at June 30, 2016, and the amount available for borrowing, but not yet advanced, was $70.6 million. At June 30, 2016, we were in compliance with our debt covenants. A year or more in advance of the September 2018 maturity date of our amended and restated senior revolving credit facility, we intend to extend its maturity date or take other appropriate action to address repayment upon maturity. See Part II, Item 1A. “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Amortizing Loan. We entered into a credit agreement in December 2015 which provides for a $75.7 million amortizing loan to RMR that is secured by certain retail installment contracts and promissory notes secured by new or used automobiles, light-duty trucks, minivans, sport utility vehicles, and other passenger vehicles (excluding motorcycles) which either indirectly or directly were originated by certain of our subsidiaries. Our outstanding debt under the credit agreement was $54.6 million at June 30, 2016.

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

We have purchased interest rate cap contracts with an aggregate notional principal amount of $200.0 million and 2.50% strike rates against the one-month LIBOR. $150.0 million of these contracts expire in April 2018, with the remaining $50.0 million expiring in March 2019. When the one-month LIBOR exceeds 2.50%, the counterparty reimburses us for the excess over 2.50%. No payment is required by us or the counterparty when the one-month LIBOR is below 2.50%.

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

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. We have also purchased a cash collateralized letter of credit in favor of the ceding company. As of June 30, 2016, the reserve and letter of credit totaled $2.9 million.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of June 30, 2016, we had not taken any tax position that exceeds the amount described above.

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

Recently Issued Accounting Standards

See Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables at either prevailing market rates or at statutory limits. Our finance receivables are structured on a fixed rate, fixed term basis. Accordingly, subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.4 times per year from payments, renewals, and charge-offs of loans. Because our automobile loans have longer maturities and typically are not refinanced prior to maturity, the rate of turnover of the loan portfolio may change as these loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At June 30, 2016, our outstanding long-term debt under our senior revolving credit facility was $386 million and interest on borrowings under this facility was approximately 4.46% for the six months ended June 30, 2016, including amortization of debt issuance costs and an unused line fee. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 50 basis points and the outstanding balance at June 30, 2016, an increase of 100 basis points in the LIBOR would result in an increase of 50 basis points to our borrowing costs and would result in $1.9 million of increased interest expense on an annual basis.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company and certain of its current and former directors, executive officers, and stockholders (collectively, the “Defendants”). The complaint alleged violations of the Securities Act of 1933 (the “1933 Act Claims”) and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s common stock in the September 2013 and December 2013 secondary public offerings. On August 25, 2014, Waterford Township Police & Fire Retirement System and City of Roseville Employees’ Retirement System were appointed as lead plaintiffs (collectively, the “Plaintiffs”). An amended complaint was filed on November 24, 2014. In addition to the 1933 Act Claims, the amended complaint also added claims for violations of the Securities Exchange Act of 1934 (the “1934 Act Claims”) seeking unspecified compensatory damages on behalf of a purported class of purchasers of the Company’s common stock between May 2, 2013 and October 30, 2014, inclusive. On January 26, 2015, the Defendants filed a motion to dismiss the amended complaint in its entirety. In response, the Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, the Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act Claims and seeks unspecified compensatory damages. The Defendants’ motion to dismiss the second amended complaint was filed on April 28, 2015, the Plaintiffs’ opposition was filed on June 12, 2015, and the Defendants’ reply was filed on July 13, 2015.

On March 30, 2016, the Court granted the Defendants’ motion to dismiss the second amended complaint in its entirety. On May 23, 2016, the Plaintiffs moved for leave to file a third amended complaint. The Defendants’ opposition brief was filed on June 9, 2016, and the Plaintiffs’ reply was filed on June 20, 2016. The motion for leave to amend remains under consideration by the Court. The Company believes that the claims against it are without merit and will continue to defend against the litigation vigorously.

The Company’s primary insurance carrier during the applicable time period has (i) denied coverage for the 1933 Act Claims and (ii) acknowledged coverage of the Company and other insureds for the 1934 Act Claims under a reservation of rights and subject to the terms and conditions of the applicable insurance policy. The parties plan to negotiate an allocation between denied and acknowledged claims, as appropriate.

In addition, the Company is involved in a purchase price dispute stemming from the Company’s acquisition of certain consumer loan receivables. The dispute has been submitted to a large public accounting firm for resolution and determination of the final purchase price for such receivables pursuant to the terms of the purchase agreement. The final purchase price will be between $27.9 million and $29.9 million, and the Company has already paid $28.1 million toward the purchase price. The Company is currently vigorously defending its position in the dispute.

The Company is also involved in various legal proceedings and related actions that have arisen in the ordinary course of its business that have not been fully adjudicated. The Company’s management does not believe that these matters, when ultimately concluded and determined, will have a material adverse effect on its financial condition, liquidity, or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (which was filed with the SEC on February 23, 2016) and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (which was filed with the SEC on April 28, 2016), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the Company’s repurchase of its common stock during the six months ended June 30, 2016.

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
January 1, 2016 – January 31, 2016	—	$—	—	$—
February 1, 2016 – February 29, 2016	148,155	13.58	148,155	$22,987,494
March 1, 2016 – March 31, 2016	423,389	16.16	423,389	$16,146,230
April 1, 2016 – April 30, 2016	370,130	16.78	370,130	$9,935,692
May 1, 2016 – May 31, 2016	411,422	16.29	411,422	$3,232,395
June 1, 2016 – June 30, 2016	193,010	16.75	193,010	$6

Total	1,546,106	$16.17	1,546,106

* On February 8, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to $25.0 million of the Company’s common stock. The authorization was effective immediately and extended through December 31, 2017. On June 10, 2016, the Company announced that it had completed the stock repurchase program.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: July 26, 2016	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	First Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of May 23, 2016, by and among the Company, Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, Regional Finance Company of Missouri, LLC, Regional Finance Company of Georgia, LLC, RMC Financial Services of Florida, LLC, Regional Finance Company of Louisiana, LLC, Regional Finance Company of Mississippi, LLC, Regional Finance Company of Kentucky, LLC, and Regional Finance Company of Virginia, LLC, the financial institutions listed therein (such financial institutions, together with their respective successors and assigns, collectively the “Revolver Lenders”), and Bank of America, N.A. as agent for the Revolver Lenders.	8-K	001-35477	10.1	5/26/2016

10.2	Employment Agreement, dated as of June 14, 2016, by and between Peter R. Knitzer and Regional Management Corp.	8-K	001-35477	10.1	6/14/2016

10.3	Letter Agreement, dated as of June 14, 2016, by and between Michael R. Dunn and Regional Management Corp.	8-K	001-35477	10.2	6/14/2016

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) the Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2016 and the year ended December 31, 2015; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X