Form 10-Q
period 2016-09-30
Regional Management Corp.
filed 2016-10-27
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended

Commission File Number: 001-35477

Regional Management Corp.

(Exact name of registrant as specified in its charter)

Delaware	57-0847115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

979 Batesville Road, Suite B Greer, South Carolina	29651
(Address of principal executive offices)	(Zip Code)

(864) 448-7000

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2016, the registrant had outstanding 11,444,998 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash	$3,959	$7,654
Gross finance receivables	887,316	785,042
Unearned finance charges, insurance premiums, and commissions	(191,167)	(156,598)

Finance receivables	696,149	628,444
Allowance for credit losses	(39,100)	(37,452)

Net finance receivables	657,049	590,992
Property and equipment, net of accumulated depreciation	10,701	9,049
Restricted cash	7,906	10,506
Intangible assets, net	4,608	2,307
Goodwill	716	716
Repossessed assets at net realizable value	429	307
Deferred tax asset, net	—	1,982
Other assets	5,961	2,860

Total assets	$691,329	$626,373

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$481,766	$411,177
Unamortized debt issuance costs	(2,403)	(2,692)

Net long-term debt	479,363	408,485
Accounts payable and accrued expenses	11,436	12,661
Deferred tax liability, net	432	—

Total liabilities	491,231	421,146
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value, 1,000,000 shares authorized, 12,984 shares issued and 11,438 shares outstanding at September 30, 2016 and 12,914 shares issued and outstanding at December 31, 2015	1,298	1,291
Additional paid-in-capital	91,524	89,178
Retained earnings	132,322	114,758
Treasury stock, at cost, 1,546 shares at September 30, 2016	(25,046)	—

Total stockholders’ equity	200,098	205,227

Total liabilities and stockholders’ equity	$691,329	$626,373

The following table presents the assets and liabilities of our consolidated variable interest entity:

Assets
Cash	$41	$376
Finance receivables	49,608	80,309
Allowance for credit losses	(2,976)	(2,588)
Restricted cash	4,786	7,605
Repossessed assets at net realizable value	142	36
Other assets	10	—

Total assets	$51,611	$85,738

Liabilities
Net long-term debt	$45,205	$71,226
Accounts payable and accrued expenses	4	50

Total liabilities	$45,209	$71,276

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Interest and fee income	$57,420	$49,741	$161,309	$144,474
Insurance income, net	2,346	2,767	7,886	8,816
Other income	2,709	2,588	7,302	7,331

Total revenue	62,475	55,096	176,497	160,621

Expenses
Provision for credit losses	16,410	14,085	43,587	35,899

Personnel	18,180	15,993	51,981	51,964
Occupancy	5,175	4,458	14,808	12,791
Marketing	1,786	1,134	5,363	5,614
Other	5,312	4,597	17,654	16,679

Total general and administrative expenses	30,453	26,182	89,806	87,048

Interest expense	5,116	4,335	14,637	11,871

Income before income taxes	10,496	10,494	28,467	25,803
Income taxes	4,020	3,987	10,903	9,805

Net income	$6,476	$6,507	$17,564	$15,998

Net income per common share:
Basic	$0.57	$0.51	$1.47	$1.25

Diluted	$0.56	$0.50	$1.44	$1.22

Weighted average shares outstanding:
Basic	11,384	12,881	11,963	12,835

Diluted	11,664	13,111	12,194	13,063

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock
			Additional	Retained	Treasury
	Shares	Amount	Paid-in-Capital	Earnings	Stock	Total
Balance, December 31, 2014	12,748	$1,275	$85,655	$91,393	$—	$178,323
Issuance of restricted stock awards	108	11	(11)	—	—	—
Exercise of stock options	145	14	—	—	—	14
Excess tax benefit from stock option exercises, net	—	—	378	—	—	378
Shares withheld related to net share settlement	(87)	(9)	(534)	—	—	(543)
Share-based compensation	—	—	3,690	—	—	3,690
Net income	—	—	—	23,365	—	23,365

Balance, December 31, 2015	12,914	$1,291	$89,178	$114,758	$—	$205,227
Issuance of restricted stock awards	36	4	(4)	—	—	—
Exercise of stock options	160	16	—	—	—	16
Excess tax deficiency from stock option exercises, net	—	—	(81)	—	—	(81)
Repurchase of common stock	—	—	—	—	(25,046)	(25,046)
Shares withheld related to net share settlement	(126)	(13)	(350)	—	—	(363)
Share-based compensation	—	—	2,781	—	—	2,781
Net income	—	—	—	17,564	—	17,564

Balance, September 30, 2016	12,984	$1,298	$91,524	$132,322	$(25,046)	$200,098

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$17,564	$15,998
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	43,587	35,899
Depreciation and amortization	4,948	2,778
(Gain) loss on disposal of property and equipment	(15)	343
Accretion of discounts on purchased receivables	—	(20)
Share-based compensation	3,006	3,595
Fair value adjustment on interest rate caps	213	419
Deferred income taxes, net	2,414	1,605
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(3,436)	50
Increase (decrease) in other liabilities	(1,687)	1,200

Net cash provided by operating activities	66,594	61,867

Cash flows from investing activities:
Net originations of finance receivables	(109,644)	(94,020)
Purchase of intangible assets	(3,823)	(1,045)
(Increase) decrease in restricted cash	2,600	(1,000)
Purchase of property and equipment	(4,620)	(1,873)
Proceeds from disposal of property and equipment	718	—

Net cash used in investing activities	(114,769)	(97,938)

Cash flows from financing activities:
Net advances on senior revolving credit facility	97,119	37,976
Payments on amortizing loan	(26,431)	—
Payments for debt issuance costs	(971)	(700)
Taxes paid related to net share settlement of equity awards	(346)	(721)
Excess tax benefits from exercise of stock options	155	426
Repurchase of common stock	(25,046)	—

Net cash provided by financing activities	44,480	36,981

Net change in cash	(3,695)	910
Cash at beginning of period	7,654	4,012

Cash at end of period	$3,959	$4,922

Supplemental cash flow information
Interest paid	$13,219	$11,119

Income taxes paid	$10,758	$8,010

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, automobile loans, retail loans, and related credit insurance. As of September 30, 2016, the Company operated offices in 338 locations in the states of Alabama (49 offices), Georgia (8 offices), New Mexico (18 offices), North Carolina (36 offices), Oklahoma (28 offices), South Carolina (72 offices), Tennessee (21 offices), Texas (98 offices), and Virginia (8 offices) under the names Regional Finance and RMC Retail. The Company opened 7 net new offices during the nine months ended September 30, 2016.

Seasonality: The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. With the exception of automobile loans, loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first quarter of the year and rise throughout the remainder of the fiscal year. Consequently, the Company experiences seasonal fluctuations in its operating results and cash needs.

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

Credit losses: Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for losses on the Company’s finance receivables. In the past, the Company charged credit losses against the allowance when management believed the finance receivable was no longer collectible (discretionary element) or when the account was 365 days contractually delinquent (time-based element). The factors used to determine whether a finance receivable is uncollectible were the age of the account, supervisory review of collection efforts, and other factors such as customers relocating to an area where collection is not practical. In September 2014, the Company changed the time-based element of the charge-off policy from 365 days contractually delinquent to 180 days contractually delinquent. In December 2014, the Company eliminated the discretionary element of the charge-off policy, subject to certain exceptions. The Company’s policy for non-titled accounts in a confirmed bankruptcy is to charge them off at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. The updated policy improves consistency and creates better alignment with industry practice. Subsequent recoveries, if any, are credited to the allowance. Loss experience, effective loan life, contractual delinquency of finance receivables by loan type, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

The allowance for credit losses consists of general and specific components. The general component of the allowance estimates credit losses for groups of finance receivables on a collective basis and relates to probable incurred losses of unimpaired finance receivables. Prior to September 30, 2016, the general component of the allowance was primarily based on historical loss rates. Effective September 30, 2016, it is based on delinquency roll rates. The Company’s finance receivable types are stratified by delinquency stages, and the future monthly delinquency profiles and charge-offs are projected forward using historical delinquency roll rates. The Company records a general allowance for credit losses that includes forecasted future charge-offs over the estimated loss emergence period (the interval of time between the event which caused a borrower to default and the Company’s recording of the charge-off) for each finance receivable type.

The Company adjusts the computed roll rate forecast as described above for qualitative factors based on an assessment of internal and external influences on credit quality that are not fully reflected in the roll rate forecast. Those qualitative factors include trends in growth in the loan portfolio, delinquency, unemployment, bankruptcy, operational risks, and other economic trends.

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

In August 2016, the FASB issued an accounting update to provide specific guidance on certain cash flow classification issues to reduce diversity in practice. These issues include debt prepayment or extinguishment costs, contingent consideration payments after business combination, beneficial interest in securitization transactions, and proceeds from insurance claims. This update is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the potential impact of the new standards on its consolidated financial statements.

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

In thousands	September 30, 2016	December 31, 2015
Small loans	$349,390	$338,157
Large loans	217,102	146,553
Automobile loans	97,141	116,109
Retail loans	32,516	27,625

Finance receivables	$696,149	$628,444

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	September 30, 2016
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$282,836	81.0%	$188,364	86.7%	$71,230	73.3%	$26,982	82.9%	$569,412	81.8%
1 to 29 days past due	36,385	10.4%	18,596	8.6%	18,452	19.0%	3,664	11.3%	77,097	11.1%

Delinquent accounts
30 to 59 days	9,845	2.8%	3,691	1.7%	3,134	3.2%	653	2.1%	17,323	2.4%
60 to 89 days	6,671	1.9%	2,121	1.0%	1,842	1.9%	332	1.0%	10,966	1.6%
90 to 119 days	5,306	1.5%	1,688	0.8%	1,024	1.1%	345	1.0%	8,363	1.3%
120 to 149 days	4,440	1.3%	1,568	0.7%	891	0.9%	316	1.0%	7,215	1.0%
150 to 179 days	3,907	1.1%	1,074	0.5%	568	0.6%	224	0.7%	5,773	0.8%

Total delinquency	$30,169	8.6%	$10,142	4.7%	$7,459	7.7%	$1,870	5.8%	$49,640	7.1%

Total finance receivables	$349,390	100.0%	$217,102	100.0%	$97,141	100.0%	$32,516	100.0%	$696,149	100.0%

Finance receivables in nonaccrual status	$13,653	3.9%	$4,330	2.0%	$2,483	2.6%	$885	2.7%	$21,351	3.1%

	December 31, 2015
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$270,635	80.1%	$127,374	86.9%	$79,878	68.8%	$22,704	82.2%	$500,591	79.7%
1 to 29 days past due	37,337	11.0%	14,234	9.7%	27,518	23.7%	3,500	12.7%	82,589	13.1%

Delinquent accounts
30 to 59 days	8,841	2.6%	2,157	1.5%	4,119	3.5%	537	1.9%	15,654	2.5%
60 to 89 days	6,430	1.9%	1,153	0.8%	1,959	1.7%	316	1.1%	9,858	1.6%
90 to 119 days	5,620	1.6%	682	0.4%	1,147	1.0%	247	1.0%	7,696	1.1%
120 to 149 days	4,928	1.5%	574	0.4%	1,003	0.9%	173	0.6%	6,678	1.1%
150 to 179 days	4,366	1.3%	379	0.3%	485	0.4%	148	0.5%	5,378	0.9%

Total delinquency	$30,185	8.9%	$4,945	3.4%	$8,713	7.5%	$1,421	5.1%	$45,264	7.2%

Total finance receivables	$338,157	100.0%	$146,553	100.0%	$116,109	100.0%	$27,625	100.0%	$628,444	100.0%

Finance receivables in nonaccrual status	$14,914	4.4%	$1,635	1.1%	$2,635	2.3%	$568	2.1%	$19,752	3.1%

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Balance at beginning of period	$36,200	$36,171	$37,452	$40,511
Provision for credit losses	16,410	14,085	43,587	35,899
Charge-offs	(14,680)	(13,158)	(45,576)	(40,706)
Recoveries	1,170	688	3,637	2,082

Balance at end of period	$39,100	$37,786	$39,100	$37,786

Prior to September 30, 2016, the general component of the allowance for credit losses was primarily based on historical loss rates. Effective September 30, 2016, it is primarily based on delinquency roll rates. Delinquency roll rate modeling is forward-looking and common practice in the consumer finance industry. As a result of this change, the Company decreased the provision for credit losses for the three and nine months ended September 30, 2016 by $0.5 million, which increased net income by $0.3 million, or $0.03 diluted earnings per share.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance July 1, 2016	Provision	Charge-offs	Recoveries	Balance September 30, 2016	Finance Receivables September 30, 2016	Allowance as Percentage of Finance Receivable September 30, 2016
Small loans	$18,752	$11,103	$(9,722)	$667	$20,800	$349,390	6.0%
Large loans	7,886	4,209	(2,436)	141	9,800	217,102	4.5%
Automobile loans	7,851	308	(1,976)	317	6,500	97,141	6.7%
Retail loans	1,711	790	(546)	45	2,000	32,516	6.2%

Total	$36,200	$16,410	$(14,680)	$1,170	$39,100	$696,149	5.6%

In thousands	Balance July 1, 2015	Provision	Charge-offs	Recoveries	Balance September 30, 2015	Finance Receivables September 30, 2015	Allowance as Percentage of Finance Receivable September 30, 2015
Small loans	$18,343	$10,843	$(9,179)	$402	$20,409	$328,207	6.2%
Large loans	5,364	1,000	(715)	84	5,733	119,731	4.8%
Automobile loans	11,121	1,839	(2,845)	178	10,293	128,131	8.0%
Retail loans	1,343	403	(419)	24	1,351	25,539	5.3%

Total	$36,171	$14,085	$(13,158)	$688	$37,786	$601,608	6.3%

In thousands	Balance January 1, 2016	Provision	Charge-offs	Recoveries	Balance September 30, 2016	Finance Receivables September 30, 2016	Allowance as Percentage of Finance Receivable September 30, 2016
Small loans	$21,535	$29,200	$(32,170)	$2,235	$20,800	$349,390	6.0%
Large loans	5,593	9,359	(5,534)	382	9,800	217,102	4.5%
Automobile loans	8,828	3,077	(6,272)	867	6,500	97,141	6.7%
Retail loans	1,496	1,951	(1,600)	153	2,000	32,516	6.2%

Total	$37,452	$43,587	$(45,576)	$3,637	$39,100	$696,149	5.6%

In thousands	Balance January 1, 2015	Provision	Charge-offs	Recoveries	Balance September 30, 2015	Finance Receivables September 30, 2015	Allowance as Percentage of Finance Receivable September 30, 2015
Small loans	$25,280	$23,284	$(29,401)	$1,246	$20,409	$328,207	6.2%
Large loans	1,980	5,271	(1,719)	201	5,733	119,731	4.8%
Automobile loans	11,776	6,273	(8,303)	547	10,293	128,131	8.0%
Retail loans	1,475	1,071	(1,283)	88	1,351	25,539	5.3%

Total	$40,511	$35,899	$(40,706)	$2,082	$37,786	$601,608	6.3%

Impaired finance receivables as a percentage of total finance receivables were 1.4% and 1.2% as of September 30, 2016 and December 31, 2015, respectively. The following is a summary of impaired finance receivables as of the periods indicated:

In thousands	September 30, 2016	December 31, 2015
Small loans	$2,084	$1,009
Large loans	5,322	2,760
Automobile loans	2,526	3,370
Retail loans	115	121

Total	$10,047	$7,260

Following is a summary of finance receivables evaluated for impairment for the periods indicated:

	September 30, 2016
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$2,084	$5,322	$2,526	$115	$10,047
Finance receivables evaluated collectively	347,306	211,780	94,615	32,401	686,102

Finance receivables outstanding	$349,390	$217,102	$97,141	$32,516	$696,149

Impaired receivables in nonaccrual status	$231	$314	$191	$9	$745

Amount of the specific reserve for impaired accounts	$487	$972	$615	$21	$2,095

Amount of the general component of the allowance	$20,313	$8,828	$5,885	$1,979	$37,005

	December 31, 2015
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$1,009	$2,760	$3,370	$121	$7,260
Finance receivables evaluated collectively	337,148	143,793	112,739	27,504	621,184

Finance receivables outstanding	$338,157	$146,553	$116,109	$27,625	$628,444

Impaired receivables in nonaccrual status	$204	$83	$415	$17	$719

Amount of the specific reserve for impaired accounts	$266	$560	$862	$20	$1,708

Amount of the general component of the allowance	$21,269	$5,033	$7,966	$1,476	$35,744

Average recorded investment in impaired finance receivables for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Small loans	$1,908	$1,096	$1,497	$1,114
Large loans	4,861	1,340	3,992	1,291
Automobile loans	2,643	3,567	2,879	3,616
Retail loans	119	129	115	126

Total average recorded investment	$9,531	$6,132	$8,483	$6,147

It is not practical to compute the amount of interest earned on impaired loans.

Note 4. Leases

Future minimum rent commitments under non-cancellable operating leases in effect as of September 30, 2016 are as follows:

In thousands	Amount
2016	$1,775
2017	5,594
2018	4,083
2019	2,614
2020	2,362
Thereafter	7,978

Total	$24,406

Leases generally contain options to extend for periods from one to 10 years, and the cost of such extensions is not included above. For the three months ended September 30, 2016 and 2015, the Company recorded rent expense of $1.8 million and $1.6 million, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was $5.2 million and $4.5 million, respectively. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance on properties that it leases.

Note 5. Intangibles

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	September 30, 2016			December 31, 2015
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer list	$2,485	$(2,210)	$275	$2,516	$(2,044)	$472
Software	7,844	(3,511)	4,333	4,173	(2,338)	1,835

Total intangible assets	$10,329	$(5,721)	$4,608	$6,689	$(4,382)	$2,307

For the three months ended September 30, 2016 and 2015, the Company recorded intangible amortization expense of $0.5 million and $0.2 million, respectively. Intangible amortization expense for the nine months ended September 30, 2016 and 2015 totaled $1.5 million and $0.5 million, respectively. The following table sets forth the future amortization of intangible assets:

In thousands	Amount
2016	$937
2017	1,095
2018	732
2019	551
2020	491
Thereafter	802

Total	$4,608

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Balance at beginning of period	$22	$405	$120	$—
Purchases	—	—	112	577
Fair value adjustment included as an (increase) in interest expense	(3)	(247)	(213)	(419)

Balance at end of period, included in other assets	$19	$158	$19	$158

Note 7. Long-Term Debt

Following is a summary of the Company’s long-term debt as of the periods indicated:

	September 30, 2016			December 31, 2015
In thousands	Long-term Debt	Unamortized Debt Issuance Costs	Net Long-term Debt	Long-term Debt	Unamortized Debt Issuance Costs	Net Long-term Debt
Senior revolving credit facility	$435,400	$(1,242)	$434,158	$338,281	$(1,022)	$337,259
Amortizing loan	46,366	(1,161)	45,205	72,896	(1,670)	71,226

Total	$481,766	$(2,403)	$479,363	$411,177	$(2,692)	$408,485

Unused amount of senior revolving credit facility (subject to borrowing base)	$149,600			$199,719

Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables plus 70% of eligible unsecured finance receivables. These rates are subject to adjustment at certain credit quality levels (85% secured and 70% unsecured as of September 30, 2016). As of September 30, 2016, the Company had $70.7 million of eligible capacity under the facility. The facility also contains restrictive covenants and monthly and annual reporting requirements to the banks. At September 30, 2016, the Company was in compliance with all debt covenants.

In December 2015, the Company and its wholly-owned subsidiary, RMR, entered into a credit agreement providing for a $75.7 million amortizing asset-backed loan to RMR. RMR purchased $86.1 million in automobile finance receivables, net of a $2.6 million allowance for credit losses, from the Company’s affiliates using the proceeds of the loan and an equity investment from the Company to fund such purchase. RMR holds $1.7 million in a restricted cash reserve account to satisfy provisions of the credit agreement. RMR pays interest of 3.00% per annum on the loan balance from the closing date until the date the loan balance has been fully repaid. The amortizing loan terminates in December 2022. The credit agreement allows RMR to prepay the loan when the outstanding balance falls below 20% of the original loan amount.

The amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these accounts are remitted to a restricted cash collection account, which totaled $3.1 million as of September 30, 2016. Cash inflows from the finance receivables are distributed to the lender and service providers in accordance with a monthly contractual priority of payments (waterfall) and, as such, the inflows are directed first to servicing fees. RMR pays a 4% servicing fee to the Company, which is eliminated in consolidation. Next, all cash inflows are directed to the interest, principal, and any adjustments to the reserve account of the amortizing loan and, thereafter, to the residual interest that the Company owns. Distributions from RMR to the Company are permitted under the credit agreement.

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

The carrying amount of VIE assets and liabilities are as follows:

In thousands	September 30, 2016	December 31, 2015
Assets
Cash	$41	$376
Finance receivables	49,608	80,309
Allowance for credit losses	(2,976)	(2,588)
Restricted cash	4,786	7,605
Repossessed assets at net realizable value	142	36
Other assets	10	—

Total assets	$51,611	$85,738

Liabilities
Net long-term debt	$45,205	$71,226
Accounts payable and accrued expenses	4	50

Total liabilities	$45,209	$71,276

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

Long-term debt: The Company’s long-term debt is frequently renewed, amended, or recently originated. As a result, the Company believes that the fair value of each of the variable rate revolving credit facility and the fixed-rate amortizing loan approximates their respective carrying amounts. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	September 30, 2016		December 31, 2015
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$3,959	$3,959	$7,654	$7,654
Restricted cash	7,906	7,906	10,506	10,506
Level 2 inputs
Interest rate caps	19	19	120	120
Level 3 inputs
Net finance receivables	657,049	657,049	590,992	590,992
Repossessed assets	429	429	307	307
Liabilities
Level 3 inputs
Long-term debt	481,766	481,766	411,177	411,177

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

Note 10. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2016	2015	2016	2015
Numerator:
Net income	$6,476	$6,507	$17,564	$15,998

Denominator:
Weighted average shares outstanding for basic earnings per share	11,384	12,881	11,963	12,835
Effect of dilutive securities	280	230	231	228

Weighted average shares adjusted for dilutive securities	11,664	13,111	12,194	13,063

Earnings per share:
Basic	$0.57	$0.51	$1.47	$1.25

Diluted	$0.56	$0.50	$1.44	$1.22

Options to purchase 310 thousand and 488 thousand shares of common stock were outstanding during the three and nine months ended September 30, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 11. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”). Subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2015 Plan may not exceed the sum of (i) 350 thousand shares plus (ii) any shares (A) remaining available for the grant of awards as of the effective date under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses. As of the effectiveness of the 2015 Plan, there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of September 30, 2016, there were 202 thousand shares available for grant under the 2015 Plan.

For the three months ended September 30, 2016 and 2015, the Company recorded share-based compensation expense of $1.2 million and $0.4 million, respectively. The Company recorded $3.0 million and $3.6 million in share-based compensation for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, unrecognized share-based compensation expense to be recognized over future periods approximated $5.9 million. This amount will be recognized as expense over a weighted-average period of 1.9 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity except where otherwise noted.

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

	Nine Months Ended September 30,
	2016	2015
Expected volatility	46.04%	47.15%
Expected dividends	0.00%	0.00%
Expected term (in years)	5.80	6.15
Risk-free rate	1.32%	1.62%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the nine months ended September 30, 2016:

In thousands, except per share amounts	Number of Shares	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of the year	1,044	$13.36
Granted	329	17.49
Exercised	(160)	12.76
Forfeited	(4)	15.66
Expired	—	—

Options outstanding at September 30, 2016	1,209	$14.55	6.4	$8,903

Options exercisable at September 30, 2016	542	$11.42	3.7	$5,681

Available for grant at September 30, 2016	202

The following table provides additional stock option information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2016	2015	2016	2015
Weighted-average grant date fair value per share	$8.36	$8.56	$7.74	$7.13
Intrinsic value of options exercised	$708	$630	$979	$1,524
Fair value of stock options that vested	$—	$42	$647	$892

Restricted stock units: Compensation expense for restricted stock units is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2016:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value
Non-vested units, beginning of the year	124	$15.55
Granted	73	17.02
Vested	—	—
Forfeited	(1)	15.59

Non-vested units, at September 30, 2016	196	$16.10

The following table provides additional restricted stock unit information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average grant date fair value per unit	$—	$19.01	$17.02	$14.88

Cash-settled performance units: Cash-settled performance units will be settled in cash at the end of the performance measurement period and are classified as a liability. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes cash-settled performance unit activity during the nine months ended September 30, 2016:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value
Non-vested units, beginning of the year	1,923	$1.00
Granted	1,252	1.00
Vested	—	—
Forfeited	(21)	1.00

Non-vested units, at September 30, 2016	3,154	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the nine months ended September 30, 2016:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, beginning of the year	23	$16.74
Granted	37	16.37
Vested	(21)	16.62
Forfeited	—	—

Non-vested shares, at September 30, 2016	39	$16.46

The following table provides additional restricted stock information:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2016	2015	2016	2015
Weighted-average grant date fair value per share	$—	$19.42	$16.37	$15.36
Fair value of restricted stock awards that vested	$—	$—	$347	$2,198

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

The Company contests liability and the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability has been incurred and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to net income. As of September 30, 2016, the Company had accrued $0.5 million for these matters. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of loss. In addition, even where a loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

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

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (which was filed with the SEC on February 23, 2016), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (which was filed with the SEC on April 28, 2016), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 338 locations in the states of Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia as of September 30, 2016. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform that includes our branches, direct mail campaigns, automobile dealerships, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Loans – As of September 30, 2016, we had approximately 269.3 thousand small installment loans outstanding, representing $349.4 million in finance receivables. This included 86.9 thousand small loan convenience checks, representing $98.5 million in finance receivables as of September 30, 2016.

•	Large Loans – As of September 30, 2016, we had approximately 53.0 thousand large installment loans outstanding, representing $217.1 million in finance receivables. This included 1.7 thousand large loan convenience checks, representing $4.8 million in finance receivables as of September 30, 2016.

•	Automobile Loans – As of September 30, 2016, we had approximately 11.4 thousand automobile purchase loans outstanding, representing $97.1 million in finance receivables. This included 5.6 thousand indirect automobile loans and 5.8 thousand direct automobile loans, representing $48.5 million and $48.7 million in finance receivables, respectively.

•	Retail Loans – As of September 30, 2016, we had approximately 22.7 thousand retail purchase loans outstanding, representing $32.5 million in finance receivables.

•	Insurance Products – We offer optional payment protection insurance to our direct loan customers.

Small and large installment loans are our core products and will be the drivers of our future growth. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and the contractual delinquency of our finance receivable portfolio follow seasonal trends. Demand for our loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacations, back-to-school, and holiday spending. With the exception of automobile loans, loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first quarter of the year and rise throughout the remainder of the fiscal year. Consequently, we experience seasonal fluctuations in our operating results and cash needs.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 8.2% from $529.5 million in 2014 to $572.8 million in 2015. Average finance receivables grew 14.7% from $559.1 million in the first nine months of 2015 to $641.4 million in the first nine months of 2016. We source our loans through our branches and our direct mail program, as well as through automobile dealerships, retail partners, and our website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened 36 and 31 new branches in 2014 and 2015, respectively. We opened 22 and 7 net new branches in the first nine months of 2015 and 2016, respectively. We believe we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

Product Mix. We charge different interest rates and fees and are exposed to different credit risks with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we may further diversify our product mix in the future.

Asset Quality and Allowance for Credit Losses. Our results of operations are highly dependent upon the quality of our loan portfolio. We recorded a $43.6 million provision for credit losses during the first nine months of 2016 (or annualized 9.1% of average finance receivables) and a $35.9 million provision for credit losses during the first nine months of 2015 (or annualized 8.6% of average finance receivables). The quality of our loan portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as we grow our loan portfolio. In late 2014, we created a credit risk function and have been making changes to continue to improve our credit underwriting guidelines. We believe that these changes have impacted, and will continue to impact, our business and results of operations, including through lower refinancing volumes, lower delinquency levels, and improved credit quality in our portfolio. We will continue to monitor how these changes impact our business and results of operations, and we will make further revisions to our credit underwriting guidelines when appropriate.

The allowance for credit losses calculation uses the current delinquency profile and historical delinquency roll rates as key data points in estimating the allowance. We believe that the primary underlying factors driving the provision for credit losses for each loan type are our underwriting standards, the general economic conditions in the areas in which we conduct business, portfolio growth, and the effectiveness of our collection efforts. In addition, the market for repossessed automobiles at auction is another underlying factor that we believe influences the provision for credit losses for automobile purchase loans and, to a lesser extent, large loans. We monitor these factors, the amount and past due status of delinquencies, and the slow file (which consists of all loans one or more days past due) to identify trends that might require us to modify the allowance for credit losses.

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

Operating Costs. Our financial results are impacted by the costs of operating our branch offices and corporate functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Two of our operating metrics are our efficiency ratios, which are calculated by dividing the sum of general and administrative expenses by total revenue (our revenue efficiency ratio) and dividing the annualized sum of general and administrative expenses by average finance receivables (our receivable efficiency ratio). Our revenue efficiency ratio was 50.9% for the first nine months of 2016 compared to 54.2% for the same period of 2015, and our receivable efficiency ratio was 18.7% for the first nine months 2016, compared to 20.8% for the same period of 2015. The decreases were primarily due to non-operating compensation-related costs of $2.1 million incurred during the first nine months of 2015, the discontinuation of our automobile allowance program around the end of 2015, and lower marketing expenses. While these ratios are relatively in line with industry standards, we have a number of initiatives underway that we believe will improve our operating leverage over the next couple of years, including implementing a new loan management system, which will allow us to accept electronic payments, reduce the amount of time it takes to originate a loan, and increase our average loans outstanding per branch.

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

Insurance Income. Our insurance income consists of revenue from the sale of various optional credit insurance products and other payment protection products offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. We offer optional credit life insurance, credit accident and health insurance, involuntary unemployment insurance, and personal property insurance. The type and terms of our optional credit insurance products vary from state to state based on applicable laws and regulations. In addition, we require property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party in lieu of purchasing property insurance from us. We also collect a fee for collateral protection and we purchase non-filing insurance in lieu of recording and perfecting our security interest in the assets pledged on certain loans. We require proof of insurance for any vehicles securing loans, and we have the option to obtain automobile collision insurance on behalf of customers who permit their insurance coverage to lapse. In addition, in select markets, we offer vehicle single interest insurance and a Guaranteed Asset Protection (“GAP”) waiver product. Vehicle single interest insurance provides coverage on automobiles used as collateral on small and large loans. This insurance affords the borrower flexibility regarding the requirement to maintain full coverage on the vehicle while also protecting the collateral used to secure the loan. The GAP waiver product reduces or eliminates any loan balance remaining following payment by a primary insurance carrier.

During 2016, we transitioned our insurance administration to a new unaffiliated third party provider, which resulted in variances in the premiums we charge for the products we offer. Additionally, we continually assess the costs of our products for an equitable balance of costs and benefits. Due to the transition to a new vendor and our ongoing assessment of costs, premiums may change, which may impact the revenue and/or costs of our insurance operations.

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans and net of commission on new business). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. We maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance companies. As of September 30, 2016, the restricted cash balance for these cash reserves was $3.1 million. The unaffiliated insurance companies maintain the reserves for non-life claims. Insurance income includes all of the above-described insurance premiums, claims, and expenses.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, fees for extending the due date of a loan and returned check charges are included in other income.

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we estimate as sufficient to maintain an allowance for credit losses at an adequate level to provide for estimated losses on the related finance receivable portfolio. Credit loss experience, delinquency of finance receivables, portfolio growth, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that reflects our estimate of losses over the effective life of our loan portfolios. Changes in our delinquency and charge-off rates may result in changes to our provision for credit losses. Future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance.

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

Other expenses consist primarily of legal, compliance, audit, consulting, director compensation, bank service charges, office supplies, and credit bureau charges. We expect legal and compliance costs to continue to increase due to the regulatory environment in the consumer finance industry and as a result of certain litigation matters, including those discussed in Part II, Item 1. “Legal Proceedings.” For a discussion regarding how risks and uncertainties associated with legal proceedings and the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part II, Item 1A. “Risk Factors” and the filings referenced therein.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of total revenue:

	3Q’16		3Q’15		YTD’16		YTD’15
In thousands	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue
Interest and fee income	$57,420	91.9%	$49,741	90.3%	$161,309	91.4%	$144,474	89.9%
Insurance income, net	2,346	3.8%	2,767	5.0%	7,886	4.5%	8,816	5.5%
Other income	2,709	4.3%	2,588	4.7%	7,302	4.1%	7,331	4.6%

Total revenue	62,475	100.0%	55,096	100.0%	176,497	100.0%	160,621	100.0%

Expenses
Provision for credit losses	16,410	26.3%	14,085	25.6%	43,587	24.7%	35,899	22.4%

Personnel	18,180	29.1%	15,993	29.0%	51,981	29.5%	51,964	32.4%
Occupancy	5,175	8.3%	4,458	8.1%	14,808	8.4%	12,791	8.0%
Marketing	1,786	2.9%	1,134	2.1%	5,363	3.0%	5,614	3.5%
Other	5,312	8.4%	4,597	8.3%	17,654	10.0%	16,679	10.3%

Total general and administrative	30,453	48.7%	26,182	47.5%	89,806	50.9%	87,048	54.2%

Interest expense	5,116	8.2%	4,335	7.9%	14,637	8.3%	11,871	7.3%

Income before income taxes	10,496	16.8%	10,494	19.0%	28,467	16.1%	25,803	16.1%
Income taxes	4,020	6.4%	3,987	7.2%	10,903	6.1%	9,805	6.1%

Net income	$6,476	10.4%	$6,507	11.8%	$17,564	10.0%	$15,998	10.0%

The following table summarizes our results of operations, both in dollars and as a percentage of average receivables (annualized):

	3Q’16		3Q’15		YTD’16		YTD’15
In thousands	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$57,420	34.0%	$49,741	33.8%	$161,309	33.5%	$144,474	34.5%
Insurance income, net	2,346	1.4%	2,767	1.9%	7,886	1.6%	8,816	2.1%
Other income	2,709	1.6%	2,588	1.7%	7,302	1.6%	7,331	1.7%

Total revenue	62,475	37.0%	55,096	37.4%	176,497	36.7%	160,621	38.3%

Expenses
Provision for credit losses	16,410	9.7%	14,085	9.6%	43,587	9.1%	35,899	8.6%

Personnel	18,180	10.8%	15,993	10.9%	51,981	10.8%	51,964	12.4%
Occupancy	5,175	3.1%	4,458	3.0%	14,808	3.1%	12,791	3.1%
Marketing	1,786	1.1%	1,134	0.8%	5,363	1.1%	5,614	1.3%
Other	5,312	3.1%	4,597	3.1%	17,654	3.7%	16,679	4.0%

Total general and administrative	30,453	18.1%	26,182	17.8%	89,806	18.7%	87,048	20.8%

Interest expense	5,116	3.0%	4,335	2.9%	14,637	3.0%	11,871	2.7%

Income before income taxes	10,496	6.2%	10,494	7.1%	28,467	5.9%	25,803	6.2%
Income taxes	4,020	2.4%	3,987	2.7%	10,903	2.2%	9,805	2.4%

Net income	$6,476	3.8%	$6,507	4.4%	$17,564	3.7%	$15,998	3.8%

The following table summarizes the quarterly trend of our financial results:

	Quarterly Trend
In thousands	3Q’15	4Q’15	1Q’16	2Q’16	3Q’16	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$49,741	$51,320	$51,300	$52,589	$57,420	$4,831	$7,679
Insurance income, net	2,767	2,838	2,939	2,601	2,346	(255)	(421)
Other income	2,588	2,527	2,458	2,135	2,709	574	121

Total revenue	55,096	56,685	56,697	57,325	62,475	5,150	7,379

Expenses
Provision for credit losses	14,085	11,449	13,791	13,386	16,410	(3,024)	(2,325)

Personnel	15,993	17,283	17,127	16,674	18,180	(1,506)	(2,187)
Occupancy	4,458	4,522	4,863	4,770	5,175	(405)	(717)
Marketing	1,134	1,403	1,515	2,062	1,786	276	(652)
Other	4,597	5,342	6,300	6,042	5,312	730	(715)

Total general and administrative	26,182	28,550	29,805	29,548	30,453	(905)	(4,271)

Interest expense	4,335	4,350	4,710	4,811	5,116	(305)	(781)

Income before income taxes	10,494	12,336	8,391	9,580	10,496	916	2
Income taxes	3,987	4,969	3,215	3,668	4,020	(352)	(33)

Net income	$6,507	$7,367	$5,176	$5,912	$6,476	$564	$(31)

Net income per common share:
Basic	$0.51	$0.57	$0.41	$0.50	$0.57	$0.07	$0.06

Diluted	$0.50	$0.56	$0.40	$0.49	$0.56	$0.07	$0.06

Weighted-average shares outstanding:
Basic	12,881	12,891	12,756	11,756	11,384	372	1,497

Diluted	13,111	13,105	12,949	11,974	11,664	310	1,447

Net interest margin	$50,761	$52,335	$51,987	$52,514	$57,359	$4,845	$6,598

Net credit margin	$36,676	$40,886	$38,196	$39,128	$40,949	$1,821	$4,273

	3Q’15	4Q’15	1Q’16	2Q’16	3Q’16	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$587,508	$626,373	$609,707	$642,803	$691,329	$48,526	$103,821

Finance receivables	$601,608	$628,444	$607,363	$645,744	$696,149	$50,405	$94,541

Allowance for credit losses	$37,786	$37,452	$36,230	$36,200	$39,100	$2,900	$1,314

Long-term debt	$379,617	$411,177	$396,543	$441,147	$481,766	$40,619	$102,149

Comparison of September 30, 2016, Versus September 30, 2015

The following discussion and table describe the changes in finance receivables by product type:

•	Small Loans – Small loans outstanding increased by $21.2 million, or 6.5%, to $349.4 million at September 30, 2016, from $328.2 million at September 30, 2015, despite the cross-sell of many small loan customers to large loans. The growth in receivables in branches opened in 2015 and 2016 contributed to the growth in overall small loans outstanding.

•	Large Loans – Large loans outstanding increased by $97.4 million, or 81.3%, to $217.1 million at September 30, 2016 from $119.7 million at September 30, 2015. The increase was primarily due to the addition of expertise in this product type, increased marketing, and the cross-sell of many small loan customers to large loans.

•	Automobile Loans – Automobile loans outstanding decreased by $31.0 million, or 24.2%, to $97.1 million at September 30, 2016, from $128.1 million at September 30, 2015. In the fourth quarter of 2015, we began restructuring the automobile business to a centralized model. During the restructuring, automobile loans will continue to liquidate with expectations that a majority of the restructuring will be complete in 2016.

•	Retail Loans – Retail loans outstanding increased $7.0 million, or 27.3%, to $32.5 million at September 30, 2016, from $25.5 million at September 30, 2015. The increase in retail loans outstanding resulted from the additional relationships we established with new retailers, as well as an expansion of volume through our existing relationships.

	Finance Receivables by Product
In thousands	3Q’16	2Q’16	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	3Q’15	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$349,390	$320,077	$29,313	9.2%	$328,207	$21,183	6.5%
Large loans	217,102	194,857	22,245	11.4%	119,731	97,371	81.3%

Total core loans	566,492	514,934	51,558	10.0%	447,938	118,554	26.5%
Automobile loans	97,141	100,721	(3,580)	(3.6)%	128,131	(30,990)	(24.2)%
Retail loans	32,516	30,089	2,427	8.1%	25,539	6,977	27.3%

Total finance receivables	$696,149	$645,744	$50,405	7.8%	$601,608	$94,541	15.7%

Number of branches at period end	338	338	—	0.0%	322	16	5.0%
Average finance receivables per branch	$2,060	$1,910	$150	7.9%	$1,868	$192	10.3%

Comparison of the Three Months Ended September 30, 2016, Versus the Three Months Ended September 30, 2015

Net Income. Net income was $6.5 million during both the three months ended September 30, 2016 and during the prior year period. This was primarily due to an increase in revenue of $7.4 million, offset by an increase in general and administrative expenses of $4.3 million, an increase in provision for credit losses of $2.3 million, and an increase of $0.8 million in interest expense.

Revenue. Total revenue increased $7.4 million, or 13.4%, to $62.5 million during the three months ended September 30, 2016, from $55.1 million during the prior year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $7.7 million, or 15.4%, to $57.4 million during the three months ended September 30, 2016, from $49.7 million during the prior year period. The increase in interest and fee income was primarily due to a 14.6% increase in average finance receivables and a 0.2% yield increase since September 30, 2015.

The following table sets forth the average finance receivables balance and average yield for each of our loan product categories:

	Averages and Yields
	3Q’16		2Q’16		3Q’15
In thousands	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Small loans	$337,674	43.3%	$313,388	43.0%	$323,491	43.2%
Large loans	206,437	29.0%	178,683	28.8%	106,155	27.6%
Automobile loans	99,113	17.7%	103,626	17.9%	133,857	18.8%
Retail loans	31,317	19.4%	29,007	19.1%	25,022	19.1%

Total interest and fee yield	$674,541	34.0%	$624,704	33.7%	$588,525	33.8%

Total revenue yield	$674,541	37.0%	$624,704	36.7%	$588,525	37.4%

Large loan yields increased 1.4% compared to the prior year period as a result of adjusted pricing that reflects current market conditions. Automobile loan yields have decreased 1.1% compared to the prior year period due to the restructuring of our automobile loan program.

The following table represents the amount of loan originations and refinancing net of unearned finance charges.

	Net Loans Originated
In thousands	3Q’16	2Q’16	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	3Q’15	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$160,642	$153,049	$7,593	5.0%	$144,322	$16,320	11.3%
Large loans	62,846	72,174	(9,328)	(12.9)%	44,911	17,935	39.9%
Automobile loans	11,099	9,355	1,744	18.6%	7,665	3,434	44.8%
Retail loans	9,258	8,627	631	7.3%	7,868	1,390	17.7%

Total net loans originated	$243,845	$243,205	$640	0.3%	$204,766	$39,079	19.1%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 3Q’16 Compared to 3Q’15 Increase (Decrease)
In thousands	Volume	Rate	Net
Small loans	$1,534	$93	$1,627
Large loans	7,262	391	7,653
Automobile loans	(1,556)	(367)	(1,923)
Retail loans	305	17	322

Total increase in interest and fee income	$7,545	$134	$7,679

Insurance Income. Net insurance income decreased $0.4 million, or 15.2%, to $2.3 million during the three months ended September 30, 2016 from $2.8 million during the prior year period. Annualized insurance income as a percentage of average finance receivables decreased to 1.4% for the three months ended September 30, 2016 from 1.9% during the prior year period. The decrease was primarily due to increased non-filing insurance claims expense during the three months ended September 30, 2016 compared to the prior year period. Our average non-filing claim amount has increased over the past year due to the growth of our large loan portfolio.

Other Income. Other income increased $0.1 million, or 4.7%, to $2.7 million during the three months ended September 30, 2016 from $2.6 million during the prior year period. Annualized other income, which consists primarily of late charges, represented 1.6% of average receivables and 4.3% of total revenue during the three months ended September 30, 2016 compared to 1.7% of average receivables and 4.7% of total revenue during the prior year period. This decrease in other income as a percentage of average receivables and as a percentage of total revenue was due to lower delinquencies as a percentage of total finance receivables.

Provision for Credit Losses. Our provision for credit losses increased $2.3 million, or 16.5%, to $16.4 million during the three months ended September 30, 2016 from $14.1 million during the prior year period due to loan growth. The provision represented 9.7% of average receivables and 26.3% of total revenue during the three months ended September 30, 2016 compared to 9.6% of average receivables and 25.6% of total revenue during the prior year period.

Net charge-offs increased $1.0 million, or 8.3%, to $13.5 million during the three months ended September 30, 2016 from $12.5 million during the prior year period. Annualized net charge-offs represented 8.0% of average receivables during the three months ended September 30, 2016, compared to 8.5% of average receivables during the prior year period. This decrease in charge-offs as a percentage of average receivables was primarily due to our improving credit profile. We continue to see the positive results of improved underwriting and servicing processes implemented by our operations and credit risk functions.

We evaluate delinquency and losses in each of our loan categories in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables:

	As of September 30, 2016			As of December 31, 2015
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Small loans	$349,390	$20,800	6.0%	$338,157	$21,535	6.4%
Large loans	217,102	9,800	4.5%	146,553	5,593	3.8%
Automobile loans	97,141	6,500	6.7%	116,109	8,828	7.6%
Retail loans	32,516	2,000	6.2%	27,625	1,496	5.4%

Total	$696,149	$39,100	5.6%	$628,444	$37,452	6.0%

The allowance as a percentage of related finance receivables decreased to 5.6% as of September 30, 2016, from 6.0% as of December 31, 2015, due to lower delinquency and an improved net charge-off rate during the nine months ended September 30, 2016. The net charge-off rate and delinquency have improved due to the growth of large loans, which have lower net charge-off rates and delinquency compared to our other products, and due to our overall improving credit profile.

Delinquencies one day and more past due as a percentage of total finance receivables decreased to 18.2% as of September 30, 2016, from 22.4% as of September 30, 2015. Delinquencies 30 days and more past due as a percentage of total finance receivables decreased to 7.1% as of September 30, 2016, from 7.3% as of September 30, 2015. The following tables include delinquency balances by aging category and by product.

	Contractual Delinquency by Aging
In thousands	3Q’16		2Q’16		3Q’15
Allowance for credit losses	$39,100	5.6%	$36,200	5.6%	$37,786	6.3%

Current	569,412	81.8%	527,080	81.7%	466,847	77.6%
1 to 29 days past due	77,097	11.1%	74,439	11.5%	90,626	15.1%

Delinquent accounts:
30 to 59 days	17,323	2.4%	16,710	2.5%	17,094	2.8%
60 to 89 days	10,966	1.6%	10,045	1.6%	9,952	1.7%
90 to 119 days	8,363	1.3%	7,237	1.1%	6,874	1.1%
120 to 149 days	7,215	1.0%	5,358	0.8%	5,766	1.0%
150 to 179 days	5,773	0.8%	4,875	0.8%	4,449	0.7%

Total contractual delinquency	$49,640	7.1%	$44,225	6.8%	$44,135	7.3%

Total finance receivables	$696,149	100.0%	$645,744	100.0%	$601,608	100.0%

1 day and over past due	$126,737	18.2%	$118,664	18.3%	$134,761	22.4%

	Contractual Delinquency by Product
In thousands	3Q’16		2Q’16		3Q’15
Small loans	$30,169	8.6%	$26,436	8.3%	$29,771	9.1%
Large loans	10,142	4.7%	8,459	4.3%	3,829	3.2%
Automobile loans	7,459	7.7%	7,768	7.7%	9,327	7.3%
Retail loans	1,870	5.8%	1,562	5.2%	1,208	4.7%

Total contractual delinquency	$49,640	7.1%	$44,225	6.8%	$44,135	7.3%

In late 2014 and during 2015, we created a credit risk function, which has continued to improve our underwriting and servicing processes. We will continue to build out the full capabilities of the credit risk function and believe this investment will provide additional benefits in the future.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $4.3 million, or 16.3%, to $30.5 million during the three months ended September 30, 2016 from $26.2 million during the prior year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average finance receivables) increased to 18.1% during the three months ended September 30, 2016 from 17.8% during the prior year period. Our revenue efficiency ratio (general and administrative expenses as a percentage of revenue) increased to 48.7% during the three months ended September 30, 2016 from 47.5% during the prior year period. The increase in general and administrative expenses is explained in greater detail below.

	General & Administrative Expenses Trend
In thousands	3Q’15	4Q’15	1Q’16	2Q’16	3Q’16	QoQ $ B(W)	YoY $ B(W)
Legacy branch expenses	$18,794	$18,724	$18,822	$16,689	$18,047	$(1,358)	$747
2016 new branch expenses			548	606	619	(13)	(619)

Total branch expenses	18,794	18,724	19,370	17,295	18,666	(1,371)	128
Marketing expenses	1,134	1,403	1,515	2,062	1,787	275	(653)
Home office expenses	6,254	8,423	8,920	10,191	10,000	191	(3,746)

Total G&A expenses	$26,182	$28,550	$29,805	$29,548	$30,453	$(905)	$(4,271)

Despite adding 16 net new branches since September 30, 2015, branch general and administrative expenses have decreased $0.1 million for the three months ended September 30, 2016 compared to the prior year period. Additionally, branch headcount has decreased to 1,195 at September 30, 2016 from 1,256 at September 30, 2015. Even though branch headcount has decreased, finance receivables increased $94.5 million, or 15.7%, over the same period. Home office general and administrative expenses increased $3.7 million during the three months ended September 30, 2016 compared to the prior year period primarily due to an increase in incentive plan expenses, new loan management system implementation costs, increased headcount, and the costs related to the transition to a new CEO.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $2.2 million, or 13.7%, to $18.2 million during the three months ended September 30, 2016 from $16.0 million during the prior year period. This increase was primarily due to higher incentive plan expenses. During the three months ended September 30, 2015, we reduced the accruals for both our short- and long-term incentive plans to more appropriately reflect their status relative to their performance targets. We did not have similar reductions during the third quarter of 2016. We expect that our incentive plan expense will increase in future years from annual grants under our long-term incentive plan that have three-year performance periods associated with them. In addition, as a result of recent updates to the regulations under the Fair Labor Standards Act that expand the number of employees entitled to overtime pay, we expect to see an increase in personnel expense in 2017.

	Headcount Trend
	3Q’15	4Q’15	1Q’16	2Q’16	3Q’16	QoQ Inc (Dec)	YoY Inc (Dec)
Legacy branch headcount	1,256	1,280	1,237	1,184	1,178	(6)	(78)
2016 new branch headcount			17	17	17	—	17

Total branch headcount	1,256	1,280	1,254	1,201	1,195	(6)	(61)
Home office headcount	129	133	137	140	142	2	13

Total headcount	1,385	1,413	1,391	1,341	1,337	(4)	(48)

Number of branches	322	331	339	338	338	—	16

Occupancy. Occupancy expenses increased $0.7 million, or 16.1%, to $5.2 million during the three months ended September 30, 2016 from $4.5 million during the prior year period. The increase in occupancy expenses was due to $0.5 million of costs related to the opening of 16 net new branches since the prior year period, as well as $0.2 million of expenses associated with a larger home office building. To accommodate our company’s growth, we signed an 11-year lease in May 2016 for a larger home office building that we began occupying in October 2016. We expect that the new lease will increase annual occupancy expense by approximately $0.7 million. Additionally, we frequently experience increases in rent as we renew existing branch leases.

Marketing. Marketing expenses increased $0.7 million, or 57.5%, to $1.8 million during the three months ended September 30, 2016 from $1.1 million during the prior year period. The increase was primarily due to a 65.0% increase in total direct mail marketing from the prior year period.

Other Expenses. Other expenses increased $0.7 million, or 15.6%, to $5.3 million during the three months ended September 30, 2016 from $4.6 million during the prior year period. The increase was primarily due to non-operating expenses related to the implementation of a new loan management system of $0.3 million and higher legal costs of $0.2 million. Total general and administrative non-operating expenses related to the implementation of a new loan management system was $0.4 million for the three months ended September 30, 2016. We expect technology costs to remain elevated in 2016 and 2017 in connection with our efforts to transition to our new loan management system.

Interest Expense. Interest expense on long-term debt increased $0.8 million, or 18.0%, to $5.1 million during the three months ended September 30, 2016 from $4.3 million during the prior year period. This increase was primarily due to stock repurchases of $25.0 million and loan growth, each of which contributed to an increase in the average balance of our senior revolving credit facility. The average cost of our long-term debt decreased 0.25% to 4.43% for the three months ended September 30, 2016 from 4.68% for the prior year period. The decrease was primarily due to a decrease in interest rate cap expense of $0.2 million.

Income Taxes. Income taxes were $4.0 million during the three months ended September 30, 2016 and during the prior year period. Our net income before taxes was $6.5 million in both periods. Also, our effective tax rate increased 0.3% to 38.3% during the three months ended September 30, 2016 from 38.0% during the prior year period. The increase was primarily due to non-deductible compensation.

Comparison of the Nine Months Ended September 30, 2016, Versus the Nine Months Ended September 30, 2015

Net Income. Net income increased $1.6 million, or 9.8%, to $17.6 million during the nine months ended September 30, 2016, from $16.0 million during the prior year period. The increase was primarily due to an increase in revenue of $15.9 million offset by an increase in general and administrative expenses of $2.8 million, an increase in provision for credit losses of $7.7 million, an increase in interest expense of $2.8 million, and an increase in income taxes of $1.1 million.

Revenue. Total revenue increased $15.9 million, or 9.9%, to $176.5 million during the nine months ended September 30, 2016, from $160.6 million during the prior year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $16.8 million, or 11.7%, to $161.3 million during the nine months ended September 30, 2016, from $144.5 million during the prior year period. The increase was primarily due to a 14.7% increase in average finance receivables offset by a 1.0% yield decrease since September 30, 2015.

The following table sets forth the average finance receivables balance and average yield for each of our loan product categories:

	Averages and Yields
	YTD’16		YTD’15
In thousands	Average Finance Receivables	Average Yield (Annualized)	Average Finance Receivables	Average Yield (Annualized)
Small loans	$327,626	42.5%	$311,897	44.5%
Large loans	179,508	28.7%	79,806	27.4%
Automobile loans	104,797	17.9%	142,417	19.1%
Retail loans	29,464	19.2%	24,983	18.7%

Total interest and fee yield	$641,395	33.5%	$559,103	34.5%

Total revenue yield	$641,395	36.7%	$559,103	38.3%

Small loan yields decreased 2.0% compared to the prior year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. The portfolio interest and fee yield decreased 1.0% predominantly due to the decrease in small loan yields, which we believe have now stabilized.

The following table represents the balance of loan originations and refinancing net of unearned finance charges:

	Net Loans Originated
In thousands	YTD’16	YTD’15	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$428,068	$427,909	$159	0.0%
Large loans	183,589	120,874	62,715	51.9%
Automobile loans	28,939	34,057	(5,118)	(15.0)%
Retail loans	26,586	22,731	3,855	17.0%

Total net loans originated	$667,182	$605,571	$61,611	10.2%

Average finance receivables and net loans originated increased 14.7% and 10.2%, respectively, compared to the prior year period. Average finance receivables grew significantly more than net loans originated primarily because large loans average finance receivables increased $99.7 million, or 124.9%, since September 30, 2015. Average finance receivables for large loans was 28.0% of total average finance receivables as of September 30, 2016 compared to 14.3% as of September 30, 2015. Our higher balance large loans amortize at a slower rate than our small loans due to longer contractual terms and lower interest rates.

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD’16 Compared to YTD’15 Increase (Decrease)
In thousands	Volume	Rate	Net
Branch small loans	$5,126	$(4,926)	$200
Large loans	21,420	836	22,256
Automobile loans	(5,124)	(1,245)	(6,369)
Retail loans	643	105	748

Total increase (decrease) in interest and fee income	$22,065	$(5,230)	$16,835

Insurance Income. Net insurance income decreased $0.9 million, or 10.5%, to $7.9 million during the nine months ended September 30, 2016 from $8.8 million during the prior year period. Annualized insurance income as a percentage of average finance receivables decreased to 1.6% for the nine months ended September 30, 2016 from 2.1% during the prior year period. The decrease was primarily due to increased non-filing insurance claims expense during the nine months ended September 30, 2016 compared to the prior year period. Our average non-filing claim amount has increased over the past year due to the growth of our large loan portfolio.

Other Income. Other income remained constant at $7.3 million during the nine months ended September 30, 2016 and September 30, 2015. The largest component of other income is late charges, which decreased $0.2 million, or 3.3%, to $6.4 million during the nine months ended September 30, 2016 from $6.7 million during the prior year period. Annualized other income represented 1.6% of average finance receivables and 4.1% of total revenue during the nine months ended September 30, 2016 compared to 1.7% of average finance receivables and 4.6% of total revenue during the prior year period. This decrease in other income as a percentage of average receivables and as a percentage of total revenue was due to lower delinquencies as a percentage of total finance receivables.

Provision for Credit Losses. Our provision for credit losses increased $7.7 million, or 21.4%, to $43.6 million during the nine months ended September 30, 2016 from $35.9 million during the prior year period due to loan growth. The annualized provision represented 9.1% of average finance receivables during the nine months ended September 30, 2016 and 8.6% in the prior year period. The provision represented 24.7% of total revenue during the nine months ended September 30, 2016 compared to 22.4% of total revenue during the prior year period.

Net charge-offs increased $3.3 million, or 8.6%, to $41.9 million during the nine months ended September 30, 2016 from $38.6 million during the prior year period. Annualized net charge-offs represented 8.7% of average receivables during the nine months ended September 30, 2016 compared to 9.2% of average receivables during the prior year period. This decrease in charge-offs as a percentage of average receivables was primarily due to our improving credit profile. We continue to see the positive results of improved underwriting and servicing processes implemented by our operations and credit risk functions.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $2.8 million, or 3.2%, to $89.8 million during the nine months ended September 30, 2016 from $87.0 million during the prior year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average receivables) decreased to 18.7% for the first nine months of 2016 from 20.8% during the prior period. Our efficiency ratio (general and administrative expenses as a percentage of revenue) decreased to 50.9% during the nine months ended September 30, 2016 from 54.2% during the prior year period. The increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which was $52.0 million during both the nine months ended September 30, 2016 and in the prior year period. We experienced several offsetting changes in personnel expense during the nine months ended September 30, 2016 compared to the prior year period. Home office salary expense increased $1.8 million from added headcount during 2015 and 2016 primarily in our operations, information technology, and credit risk departments. Incentive compensation expense increased $1.1 million primarily from the 2016 annual grant of awards under our long-term incentive plan, which has three year performance targets. Branch personnel expense decreased $3.0 million primarily due to improved efficiencies in the branch incentive plan, the phase-out of field calling as a collection activity and the related reduction in automobile allowance expense, and the reduction in branch overtime expense. We expect incentive plan expense to increase in future years from annual grants under our long-term incentive plan. In addition, as a result of regulations under the Fair Labor Standards Act that expand the number of employees entitled to overtime pay, we expect an increase in personnel expense in 2017.

Occupancy. Occupancy expenses increased $2.0 million, or 15.8%, to $14.8 million during the nine months ended September 30, 2016 from $12.8 million during the prior year period. The increase in occupancy expenses was the result of 16 net new branches since September 30, 2015 and rent expense of $0.2 million for a larger home office building. We expect that the new home office lease will increase annual occupancy expense by approximately $0.7 million. Additionally, we frequently experience increases in rent as we renew existing leases.

Marketing. Marketing expenses decreased $0.3 million, or 4.5%, to $5.4 million during the nine months ended September 30, 2016 from $5.6 million during the prior year period. The decrease was primarily due to a 5.0% reduction in total direct mail marketing from the prior year period. The reduction in total mail quantity was the result of our efforts to fine-tune our processes and more efficiently target potential customers.

Other Expenses. Other expenses increased $1.0 million, or 5.8%, to $17.7 million during the nine months ended September 30, 2016 from $16.7 million during the prior year period. The increase was primarily due to a $0.6 million increase in non-operating expenses related to the implementation of a new loan management system and a $0.4 million increase in bank charges due to a higher branch count and increased fees for accepting debit card payments. In October 2016, we began using the new loan management system in our North Carolina branches. We now operate with the new system in Virginia, New Mexico, and North Carolina, and we expect to convert to the new loan management system in our remaining six states in the fourth quarter of 2016 and the first half of 2017. We expect technology costs to remain elevated in 2016 and 2017 in connection with our efforts to transition to our new loan management system.

Interest Expense. Interest expense on long-term debt increased $2.8 million, or 23.3%, to $14.6 million during the nine months ended September 30, 2016 from $11.9 million during the prior year period. This increase was primarily due to stock repurchases of $25.0 million and loan growth, each of which contributed to an increase in the average balance of our senior revolving credit facility. The average cost of our long-term debt decreased by 0.02% to 4.56% for the nine months ended September 30, 2016 from 4.58% for the prior year period.

Income Taxes. Income taxes increased $1.1 million, or 11.2%, to $10.9 million during the nine months ended September 30, 2016 from $9.8 million during the prior year period. The increase in income taxes was due to an increase in net income before taxes. Our effective tax rate increased 0.3% to 38.3% during the nine months ended September 30, 2016 from 38.0% during the prior year period. The increase in our effective tax rate was primarily due to non-deductible compensation.

Liquidity and Capital Resources

        Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to expanding and maintaining our branch locations. In connection with our plans to expand our branch network and improve our technology infrastructure in future years, we will incur approximately $4.0 million to $8.0 million of capital expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility and the amortizing loan that we closed in December 2015. We believe that cash flow from operations and borrowings under our senior revolving credit facility and amortizing loan will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding finance receivables originated by those branches and our other branches for the next twelve months. From time to time, we have needed an increase in the borrowing limits under our senior revolving credit facility. We have successfully obtained such increases in the past; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed. We continue to seek ways to diversify our long-term funding sources, including through securitization of certain loans and other similar transactions.

As part of the $75.7 million amortizing asset-backed loan to Regional Management Receivables, LLC (“RMR”), $3.7 million of the cash received by RMR in December 2015 was deposited into a restricted cash reserve account to satisfy provisions of the credit agreement. Certain provisions of the credit agreement were satisfied in June 2016, and these reserve requirements decreased to $1.7 million. This restricted cash reserve account requirement will remain at $1.7 million until the termination of the credit agreement. Additionally, the amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these accounts are remitted to a restricted cash collection account, which totaled $3.1 million as of September 30, 2016. On the closing date of this loan, RMR made certain representations and warranties about the quality and nature of these receivables. The credit agreement requires RMR to pay the administrative agent a release fee for the release of receivables in certain circumstances, including circumstances in which the representations and warranties made by RMR concerning the quality and characteristics of the receivables are inaccurate.

In February 2016, we announced that our Board of Directors had authorized the repurchase of up to $25.0 million of our common stock. The authorization was effective immediately and extended through December 31, 2017. On June 10, 2016, we announced that we had completed the stock repurchase program.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of September 30, 2016, these reserve requirements totaled $3.1 million.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $4.7 million, or 7.6%, to $66.6 million during the nine months ended September 30, 2016 from $61.9 million during the prior year period. The increase was primarily due to higher net income, before provision for credit losses, resulting from growth in the business.

Investing Activities. Investing activities consist of finance receivables originated and purchased, net change in restricted cash, the purchase of intangible assets, and the purchase of property and equipment for new and existing branches. Net cash used in investing activities during the nine months ended September 30, 2016 was $114.8 million compared to $97.9 million during the prior year period, a net increase of $16.8 million. The increase was primarily due to higher net originations of finance receivables and higher purchases of intangible assets and property and equipment.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness, issuance of common stock, and repurchases of common stock. During the nine months ended September 30, 2016, net cash provided by financing activities was $44.5 million, a change of $7.5 million compared to the $37.0 million net cash provided by financing activities in the prior year period. The increase in net cash provided by financing activities was primarily a result of an increase in net advances on long-term debt of $32.7 million offset by stock repurchases of $25.0 million.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into the fifth amended and restated senior revolving credit facility with a syndicate of banks in September 2015, which we subsequently amended in May 2016 and August 2016. The senior revolving credit facility provides for up to $585.0 million in availability, with a borrowing base of 85% of eligible secured finance receivables and up to 70% of eligible unsecured finance receivables, in each case, subject to adjustment at certain credit quality levels (85% and 70% as of September 30, 2016, respectively), and matures in August 2019. The facility has an accordion provision that allows for the expansion of the facility to $650.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one, two, three, four, and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. Alternatively, we may pay interest at a rate based on the prime rate (which was 3.50% as of September 30, 2016) plus a margin of 2.00%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $400.0 million. Excluding the receivables held by RMR, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $435.4 million at September 30, 2016, and the amount available for borrowing, but not yet advanced, was $70.7 million. At September 30, 2016, we were in compliance with our debt covenants. A year or more in advance of its August 2019 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A. “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Amortizing Loan. We entered into a credit agreement in December 2015 which provides for a $75.7 million amortizing loan to RMR that is secured by certain retail installment contracts and promissory notes secured by new or used automobiles, light-duty trucks, minivans, sport utility vehicles, and other passenger vehicles (excluding motorcycles) which either indirectly or directly were originated by certain of our subsidiaries. Our outstanding debt under the credit agreement was $46.4 million at September 30, 2016.

Interest Rate Caps. We have purchased interest rate cap contracts with an aggregate notional principal amount of $200.0 million and 2.50% strike rates against the one-month LIBOR. $150.0 million of these contracts expire in April 2018, with the remaining $50.0 million expiring in March 2019. When the one-month LIBOR exceeds 2.50%, the counterparty reimburses us for the excess over 2.50%. No payment is required by us or the counterparty when the one-month LIBOR is below 2.50%.

Other Financing Arrangements. We have $3.0 million in commercial overdraft capability that assists with our cash management needs for intra-day temporary funding. We continue to seek ways to diversify our funding sources, including through securitization of certain finance receivables.

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of September 30, 2016, the cash reserves were $3.1 million. We have also purchased a cash collateralized letter of credit in favor of the ceding company. As of September 30, 2016, the letter of credit was $2.6 million.

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

Our loans within each loan product category are homogenous, and it is not possible to evaluate individual loans. We evaluate delinquencies and losses in each of the categories of loans in establishing the allowance for credit losses.

In making an evaluation about the portfolio, we consider the trend of delinquencies and other factors. We evaluate delinquencies by each state and by supervision district within states to identify trends requiring investigation. Historically, delinquency and loss rates have been affected by several factors, including the general economic condition in the areas in which we conduct business, the number of customers filing for bankruptcy protection, the prices paid for vehicles at automobile auctions, and the effectiveness of our collection efforts. Management considers each of these factors in establishing the allowance for credit losses.

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

We recognize income on credit life insurance using the sum-of-the-years’ digits or actuarial methods over the terms of the policies. We recognize income on credit accident and health insurance using the average of the sum-of-the-years’ digits and the straight-line methods over the terms of the policies. We recognize income on credit-related property and automobile insurance using the straight-line or sum-of-the-years’ digits methods over the terms of the policies. We recognize income on credit-related involuntary unemployment insurance using the straight-line method over the terms of the policies. Rebates are computed using statutory methods, which in many cases match the GAAP method, and where it does not match, the difference between the GAAP method and the statutory method is recognized in income at the time of rebate.

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

Income Taxes.

We file income tax returns in the U.S. federal jurisdiction and in various states. We are generally no longer subject to federal, state, or local income tax examinations by taxing authorities before 2012, though we remain subject to examination in New Mexico and Texas for the 2011 tax year.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of September 30, 2016, we had not taken any tax position that exceeds the amount described above.

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

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At September 30, 2016, our outstanding long-term debt under our senior revolving credit facility was $435.4 million and interest on borrowings under this facility was approximately 4.29% for the nine months ended September 30, 2016, including an unused line fee. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 62.5 basis points and the outstanding balance at September 30, 2016, an increase of 100 basis points in the LIBOR would result in an increase of 62.5 basis points to our borrowing costs and would result in approximately $2.3 million of increased interest expense on an annual basis.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

Except as set forth below, there have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (which was filed with the SEC on February 23, 2016) and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (which was filed with the SEC on April 28, 2016), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

Our centralized headquarters’ functions and branch operations are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, results of operations, and financial condition.

In October 2016, we relocated our headquarters to a new office building located in Greer, South Carolina, a town located outside of Greenville, South Carolina. Our information systems and administrative and management processes are primarily provided to our branches from this centralized location, and our separate data management facility is located in Greenville, South Carolina. These processes could be disrupted if a catastrophic event, such as a tornado, power outage, or act of terror, affected Greenville, Greer, or the nearby areas. Any such catastrophic event(s) or other unexpected disruption of our headquarters or data management facility could have a material adverse effect on our business, results of operations, and financial condition.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: October 27, 2016	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Second Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of August 26, 2016, by and among the Company, Regional Finance Corporation of South Carolina, Regional Finance Corporation of Georgia, Regional Finance Corporation of Texas, Regional Finance Corporation of North Carolina, Regional Finance Corporation of Alabama, Regional Finance Corporation of Tennessee, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, Regional Finance Company of Missouri, LLC, Regional Finance Company of Georgia, LLC, RMC Financial Services of Florida, LLC, Regional Finance Company of Louisiana, LLC, Regional Finance Company of Mississippi, LLC, Regional Finance Company of Kentucky, LLC, and Regional Finance Company of Virginia, LLC, the financial institutions listed therein (such financial institutions, together with their respective successors and assigns, collectively the “Lenders”), and Bank of America, N.A. as agent for the Lenders.	8-K	001-35477	10.1	8/29/2016

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) the Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2016 and the year ended December 31, 2015; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X