Form 10-K
period 2016-12-31
Regional Management Corp.
filed 2017-02-10
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $131,510,242 based upon the closing sale price as reported on the New York Stock Exchange. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.

As of February 9, 2017, there were 11,579,472 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

REGIONAL MANAGEMENT CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2016

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, certain statements and disclosures contained in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, plans and objectives of management, representations, and contentions, and are not historical facts. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” and similar words, although some forward-looking statements are expressed differently. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The forward-looking statements included herein reflect and contain management’s current judgment, and involve risks and uncertainties that could cause actual results, events, and performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We do not intend to update any of these forward-looking statements or publicly announce the results of or any revisions to these forward-looking statements, other than as is required under the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.

PART I

ITEM 1.	BUSINESS.

Overview

Regional Management Corp. (together with its subsidiaries, “Regional,” the “Company,” “we,” “us,” and “our”) was incorporated in South Carolina on March 25, 1987, and converted into a Delaware corporation on August 23, 2011. We are a diversified consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 339 locations with approximately 357,800 active accounts primarily across Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia as of December 31, 2016. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, which includes our branches, direct mail campaigns, automobile dealerships, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•

Small Loans – We offer small installment loans with cash proceeds to the customer ranging from $500 to $2,500, with terms of up to 48 months. Our small loans are typically secured by non-essential household goods and/or, to a lesser extent, a lien on a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle. We originate these loans through our branches, via our consumer website, and through direct mail campaigns. Our direct mail campaigns include convenience checks sent to pre-screened individuals who are able to enter into a loan by cashing or depositing these checks. As of December 31, 2016, we had approximately 267,800 small loans outstanding representing $358.5 million in finance receivables or an average of approximately $1,300 per loan. In 2016, 2015, and 2014, interest and fee income from small loans contributed $142.1 million, $139.2 million, and $134.7 million, respectively, to our total revenue.

•

Large Loans – We offer large installment loans with cash proceeds to the customer ranging from $2,501 to $20,000, with terms of between 18 and 60 months. We originate our large installment loans primarily in our branch network, though we recently have begun to test the origination of these loans through our convenience check direct mail program. Our large loans typically are secured by a vehicle and/or non-essential household goods. As of December 31, 2016, we had approximately 56,600 large loans outstanding representing $235.3 million in finance receivables or an average of approximately $4,200 per loan. In 2016, 2015, and 2014, interest and fee income from large loans contributed $55.0 million, $25.7 million, and $11.5 million, respectively, to our total revenue.

•

Automobile Loans – We offer automobile loans of up to $27,500, generally with terms of between 36 and 72 months, that are secured by the purchased vehicle. Our automobile loans are offered through a network of dealers in our geographic footprint. Our automobile loans include both direct loans, which are sourced through a dealership and closed at one of our branches, and indirect loans, which are originated and closed at a dealership in our network without the need for the customer to visit one of our branches. As of December 31, 2016, we had approximately 10,600 automobile loans outstanding representing $90.4 million in finance receivables or an average of approximately $8,600 per loan. In 2016, 2015, and 2014, interest and fee income from automobile loans contributed $18.1 million, $26.1 million, and $33.4 million, respectively, to our total revenue.

•

Retail Loans – We offer indirect retail loans of up to $7,500, with terms of between 6 and 48 months, which are secured by the purchased item. These loans are offered through a network of retailers within and, to a limited extent, outside of our geographic footprint. As of December 31, 2016, we had approximately 22,800 retail loans outstanding representing $33.5 million in finance receivables or an average of approximately $1,500 per loan. In 2016, 2015, and 2014, interest and fee income from retail loans contributed $5.8 million, $4.8 million, and $5.2 million, respectively, to our total revenue.

•

Optional Payment and Collateral Protection Insurance Products – We offer our customers optional payment and collateral protection insurance relating to many of our loan products. In 2016, 2015, and 2014, insurance income, net contributed $9.5 million, $11.7 million, and $10.7 million, respectively, to our total revenue.

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

Our Industry

We operate in the consumer finance industry, which generally serves the large population of non-prime and underbanked consumers who have limited access to credit from banks, thrifts, credit card companies, and other traditional lenders. According to the Federal Deposit Insurance Corporation (“FDIC”), there were approximately 51 million adults living in underbanked households in the United States in 2015, up from 43 million in 2009. While the number of non-prime consumers in the United States has grown, we believe that the supply of consumer credit to this demographic by traditional lenders has contracted. Following deregulation of the U.S. banking industry in the 1980s, many banks and finance companies that traditionally provided small denomination consumer credit refocused their businesses on larger loans with lower comparative origination costs and lower credit loss rates. We believe that the large number of potential customers in our target market, combined with the decline in available consumer credit, provides an attractive market opportunity for our diversified product offerings – installment lending, automobile lending, and retail lending.

Installment Lending. Installment lending to non-prime and underbanked consumers is one of the most highly fragmented sectors of the consumer finance industry. Providers of installment loans, such as Regional, generally offer loans with longer terms and lower interest rates than other alternatives available to underbanked consumers, such as title, payday, and pawn lenders.

Automobile Lending. Automobile finance comprises one of the largest consumer finance markets in the United States. The automobile loan sector is generally segmented by the credit characteristics of the borrower. Automobile loans are typically initiated or arranged through automobile dealers nationwide that rely on financing to drive their automobile sales.

Retail Lending. The retail industry represents a large consumer market in which retailers often do not provide their own financing, but instead partner with large banks and credit card companies that generally limit their lending activities to prime borrowers. As a result, non-prime customers often do not qualify for financing from these traditional lenders.

Our Business Model and Operations

Integrated Branch Model. Our branch network, with 339 locations across 9 states as of December 31, 2016, serves as the foundation of our multiple channel platform and the primary point of contact with our approximately 357,800 active accounts. By integrating underwriting and loan servicing at the branch level, our employees are able to maintain a relationship with our customers throughout the life of a loan. For loans originated at a branch, underwriting decisions are typically made by our local branch manager, subject to our established underwriting guidelines. Our branch managers combine our company-wide underwriting standards and flexibility within our guidelines to consider each customer’s unique circumstances, with policies allowing for underwriting exceptions following review by a district supervisor, state vice president, or centralized underwriting team member. This tailored branch-level underwriting approach allows us to both reject certain marginal loans that would otherwise be approved solely based on a credit report or automated loan approval system, as well as to selectively extend loans to customers with prior credit challenges who might otherwise be denied credit. In addition, nearly all loans, regardless of origination channel, are serviced through our branches, which allows us to maintain frequent, in-person contact with our customers. We believe this frequent-contact, relationship-driven lending model provides greater insight into potential payment difficulties and allows us to assess the borrowing needs of our customers and offer new loan products as their credit profiles evolve.

Multiple Channel Platform. We offer a diversified range of loan products through our multiple channel platform, which enables us to reach existing and new customers throughout our markets. We began building our branch network nearly 30 years ago and have expanded to 339 branches as of December 31, 2016. Our automobile loans are offered through a network of dealers in our geographic footprint. We offer indirect automobile loans, which are closed at the dealership without the need for the customer to visit a branch, as well as direct automobile loans, which are sourced through a dealership and closed at one of our branches. In addition, we have relationships with retailers that offer our retail loans in their stores at the point of sale. Our direct mail campaigns include pre-screened convenience check mailings and mailings of preapproved offers, prequalified offers, and invitations to apply, which enable us to market our products to hundreds of thousands of customers in a cost-effective manner. Finally, we have developed our consumer website to promote our products and facilitate loan applications and originations. We believe that our multiple channel platform provides us with a competitive advantage by giving us broad access to our existing customers and multiple avenues to attract new customers.

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

We believe that the rates on our products are significantly more attractive than many other credit options available to our customers, such as payday, pawn, or title loans. We also differentiate ourselves from such alternative financial service providers by reporting our customers’ payment performance to credit bureaus. This practice provides our customers with the opportunity to improve their credit profile by establishing a responsible payment history with us and ultimately to gain access to a wider range of credit options, including our own. We believe this opportunity for our customers to improve their credit history, combined with our diversity of products with competitive pricing and terms, distinguishes us in the consumer finance market and provides us with a competitive advantage.

Demonstrated Organic Growth. We have grown our finance receivables by 63.3%, from $439.5 million at December 31, 2012 to $717.8 million at December 31, 2016, a compound annual growth rate (“CAGR”) of 13.0%. Our growth has come from expanding our branch network, growing the finance receivable portfolios within existing branches, and developing new channels and products. From 2012 to 2016, we grew our year-end branch count from 221 branches to 339 branches, a CAGR of 11.3%. We opened a net 8 new branches in 2016, and we have also grown our existing branch revenues. Historically, our branches have rapidly increased their outstanding finance receivables during the early years of operations and generally have quickly achieved profitability.

We have also grown by adding new channels and products, which are serviced at the local branch level. Net loan originations from our convenience check program have grown from $113.9 million in 2012 to $194.2 million in 2016, a CAGR of 14.3%, as we have increased the volume of our convenience check marketing campaigns. Customers also are able to submit loan applications via our consumer website, and in some markets, we offer end-to-end online loan originations, enabling customers to apply and be approved for loans online without the need to visit a branch, with loan funds disbursed directly to our customers’ bank accounts.

Established Portfolio Performance. Despite the challenges posed by the sharp economic downturn beginning in 2008, our annual net credit loss rates between 2008 and 2013 remained consistent, ranging from 6.3% to 8.6% of our average finance receivables. In 2014, due to branch staffing issues in the first half of the year and convenience check credit quality deterioration in our mail campaigns between April and September, we experienced an uncharacteristically high annual net credit loss rate of 11.1% of our average finance receivables. In late 2014 and early 2015, we hired a Chief Risk Officer and other personnel focused on credit risk management, established a Credit Committee to oversee direct mail campaign underwriting and origination processes, implemented additional policies and internal control procedures related to the audit of direct mail campaign files, and improved upon early-stage delinquency reporting and communication. Through these initiatives and others, we reduced our annual net credit loss rate to 8.8% and 9.0% in 2015 and 2016, respectively. We plan to carefully manage our credit exposure going forward as we grow our business, develop new products, and enter new markets.

We generally do not make loans to customers with limited stability as represented by length of time at their current employer and at their current residence, although we consider numerous other factors in evaluating a potential customer’s creditworthiness, such as unencumbered income, debt-to-income ratios, and a credit report detailing the applicant’s credit history. Our underwriting standards focus on our customers’ ability to affordably make loan payments out of their discretionary income, with the value of pledged collateral serving as a credit enhancement rather than the primary underwriting criterion. Portfolio performance is improved by our regular in-person contact with customers at our branches, which helps us anticipate repayment problems before they occur and allows us to work with customers to develop solutions prior to default, using repossession only as a last option. In addition, our centralized management information system enables regular monitoring of branch portfolio metrics. Our state operations vice presidents and district supervisors monitor loan underwriting, delinquencies, and credit losses of each branch in their respective regions. In addition, the compensation received by our branch managers and assistant managers has a significant performance component and is closely tied to credit quality, among other defined performance targets. We believe our frequent-contact, relationship-driven lending model, combined with regular monitoring and alignment of employee incentives, improves our overall credit performance.

Experienced Management Team. Our executive and senior operations management teams consist of individuals experienced in installment lending and other consumer finance services. Our Chief Executive Officer has over 28 years of experience in consumer financial services, our President and Chief Operating Officer has more than 25 years of consumer finance experience, and our Chief Risk Officer has nearly 20 years of financial and consumer lending experience, including expertise in credit risk management. As of December 31, 2016, our state operations vice presidents averaged more than 25 years of industry experience and more than 7 years of service at Regional, while our district supervisors averaged nearly 23 years of industry experience and 6 years of service with Regional. Our executive and senior operations management team members intend to leverage their experience and expertise in consumer lending to grow our business, deliver high-quality service to our customers, and carefully manage our credit risk.

Our Strategies

Grow Our Branch Network. We intend to continue to grow the loan volume, revenue, and profitability of our existing branches, to open new branches within our existing geographic footprint, and to expand our operations into new states. Establishing local contact with our customers through the expansion of our branch network is key to our frequent-contact, relationship-driven lending model and is embodied in our marketing tagline: “Your Hometown Credit Source.”

•

Existing Branches – We intend to continue increasing same-store revenues by further building relationships in the communities in which we operate and capitalizing on opportunities to offer our customers new loan products as their credit profiles evolve. From 2012 to 2016, we opened or acquired a net 118 new branches, and we expect revenues at these branches will grow faster than our overall same-store revenue growth rate as they mature.

•

New Branches – We believe there is sufficient demand for consumer finance services to continue our pattern of new branch openings and branch acquisitions in certain of the states where we currently operate, allowing us to capitalize on our existing infrastructure and experience in these markets. We also analyze detailed demographic and market data to identify favorable locations for new branches. Opening new branches allows us to generate direct lending in the branches, solicit additional consumers via our direct mail campaigns, and create new origination opportunities by establishing relationships with automobile dealerships and retailers in the community.

•

New States – We intend to explore opportunities for growth in several states outside of our existing geographic footprint that enjoy favorable operating environments, such as Kentucky, Louisiana, Mississippi, and Missouri, to name a few. One of our competitors operates in more than 40 states. We do not expect to expand into states with unfavorable operating environments even if those states are demographically attractive for our business. In 2011, we opened our first branch in Oklahoma; in 2012, we opened our first branch in New Mexico; in 2013, we opened our first branch in Georgia; and in 2015, we opened our first branch in Virginia.

We also believe that the highly fragmented nature of the consumer finance industry and the evolving competitive, regulatory, and economic environment provide attractive opportunities for growth through acquisition.

Expand and Capitalize on Our Diverse Channels and Products. We intend to continue to expand and capitalize on our multiple channel platform and broad array of offerings as follows:

•

Direct Mail Programs – We plan to continue to improve our screening criteria and tracking for direct mail campaigns, which we believe will enable us to improve response rates and credit performance. Since 2011, we have more than tripled the annual number of convenience checks that we have mailed, and we have diversified our direct mail campaign efforts. In 2016, we mailed 5.0 million convenience checks, 2.2 million prequalified loan offers, and 1.4 million invitations to apply. We intend to continue increasing the frequency of our direct mail campaigns to grow our loan portfolio. This effort will add new customers, increase volume at our branches, and create opportunities to offer new loan products to our existing customers. In addition, we mail convenience checks in new markets as soon as new branches are open, which helps our new branches develop a customer base and build finance receivables.

•

Automobile Loans – We source our automobile loans through a network of dealers in our geographic footprint. We have dedicated marketing personnel to develop relationships with these dealers and to maintain our automobile financing network. We will also seek to capture a larger percentage of the financing activity of dealers in our existing network by continuing to improve our relationships with dealers, maintaining the competitiveness of the products we offer, and reducing our response time to loan applications.

•

Retail Loans – Our retail loans are offered through a network of retailers. We intend to continue to grow our network of retailers by having our dedicated marketing personnel continue to solicit new retailers, obtain referrals through relationships with our existing retail partners, and to a lesser extent, reach retailers through trade shows, mail programs, and industry associations.

•

Online Sourcing – To serve customers who want to reach us over the Internet, we make an online loan application available on our consumer website. At the end of 2015, we began testing end-to-end online loan originations, enabling customers to apply and be approved for loans online without the need to visit a branch. We plan to continue to test and expand this new functionality in 2017 and beyond. We also intend to continue to develop and expand our online marketing efforts and increase traffic to our consumer website through the use of partnerships and tools, such as search engine optimization.

We believe the expansion of our channels and products, supported by the growth of our branch network, will provide us with opportunities to reach new customers as well as to offer new loan products to our existing customers as their credit profiles evolve. We plan to continue to develop and introduce new products that are responsive to the needs of our customers in the future.

Focus on Sound Underwriting and Credit Control. In response to the credit quality deterioration in our convenience check mail campaigns in 2014, we renewed our focus on sound underwriting and credit control. In late 2014 and early 2015, we hired a Chief Risk Officer and other personnel focused on credit risk management, established a Credit Committee to oversee direct mail campaign underwriting and origination processes, implemented additional policies and internal control procedures related to the audit of direct mail campaigns, and improved upon early-stage delinquency reporting and communication. These efforts are reflected in a reduction of our net credit loss rate from 11.1% in 2014 to 8.8% and 9.0% in 2015 and 2016, respectively.

Our philosophy is to emphasize sound underwriting standards focused on a customer’s prior credit history and ability to affordably make loan payments, to work with customers experiencing payment difficulties, and to use repossession only as a last option, once other options have been exhausted. For example, we permit customers to defer payments or refinance delinquent loans under limited circumstances. Only on an exception basis do we offer customers experiencing payment difficulties the opportunity to change their loan terms to help them reduce the monthly payment that they owe. A deferral extends the due date of the loan by one to two months and allows the customer to maintain his or her credit rating in good standing. In addition to deferrals, we also allow customers to refinance loans. We limit the refinancing of delinquent loans to those customers who have made recent payments and for whom we have verified current employment. We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers resolve temporary financial setbacks and repair or sustain their credit. During 2016, we refinanced only $7.8 million of loans that were 60 days or more contractually past due, representing approximately 0.9% of our total loan volume for fiscal 2016. As of December 31, 2016, the outstanding gross balance of such refinancings was only $6.9 million, or 0.8% of gross finance receivables as of such date.

We carefully evaluate each potential customer’s creditworthiness by examining the individual’s unencumbered income or debt-to-income credit ratio, length of current employment, duration of residence, and a credit report detailing the applicant’s credit history. Our loan approval process is based on the customer’s creditworthiness and ability to repay the loan, rather than the value of collateral pledged. Loan amounts are established based on underwriting standards designed to allow customers to affordably make their loan payments out of their discretionary income. Each of our branches is equipped to perform immediate employment and credit checks, and approve loan applications promptly while the customer waits. Our employees verify the applicant’s employment and credit history through telephone checks with employers, other employment references, supporting documentation such as paychecks and earnings summaries, or a variety of third-party credit reporting agencies.

Each individual we solicit for a convenience check loan has been pre-screened through a major credit bureau or data aggregator against our underwriting criteria. In addition to screening each potential convenience check recipient’s credit score and bankruptcy history, we also use a proprietary model that assesses approximately 25 to 30 different attributes of potential recipients.

Our branch employees will perform an in-person appraisal of any vehicle collateral pledged for a direct loan using our multipoint checklist and will use one or more third-party valuation sources, such as the National Automobile Dealers Association Appraisal Guides, to determine an estimate of the collateral’s value. Regardless of the value of the vehicle or other collateral, our policies are designed not to lend in excess of our assessment of the borrower’s ability to repay. We perfect all security interests in each pledged vehicle by retaining the title to the collateral in our files until the loan is fully repaid or by recording our lien on the title, in each case as required by state law.

In the event we do elect to repossess a vehicle, we use a national, third-party vendor in the vast majority of circumstances. We then sell our repossessed vehicle inventory through sales conducted by independent automobile auction organizations or, to a lesser extent, private sales after the required post-repossession waiting period. Any excess proceeds from the sale of the collateral are returned to the customer. We work with customers experiencing payment difficulties to help them find a solution and view repossession of the collateral only as a last option.

In accordance with our philosophy, we intend to continue to refine our underwriting standards to assess an individual’s creditworthiness and ability to repay a loan. In recent years, we have implemented several new programs to continue to improve our underwriting standards and loan collection rates, including those initiatives described above. Additionally, our management information system enables us to regularly review loan volumes, collections, and delinquencies. We believe this central oversight, combined with our branch-level servicing, improves credit performance. We plan to continue to develop strategies and custom credit models utilizing our historical loan performance data and credit bureau attributes to further improve our underwriting standards and loan collection rates as we expand.

Our Products

Small Loans. We originate small loans ranging from $500 to $2,500 through our branches, which we refer to as our branch small loans, and through our convenience check program, which we refer to as our convenience checks. Our small loans are standardized to reduce documentation and related processing costs and to comply with federal and state lending laws. They are payable in fixed rate, fully amortizing equal monthly installments with terms of up to 48 months, and are repayable at any time without penalty. In 2016, the average originated net loan size and term for our small loans were $1,536 and 17 months, respectively. The average yield we earned on our portfolio of small loans was 42.5% in 2016. The interest rates, fees and other charges, maximum principal amounts, and maturities for our small loans vary from state to state, depending upon the competitive environment and relevant laws and regulations.

Branch Small Loans. Our branch small loans are made to customers who visit one of our branches and complete a standardized credit application. Customers may also complete and submit a loan application by phone or on our consumer website before closing the loan in one of our branches. We require our customers to submit a list of non-essential household goods and pledge these goods as collateral. We do not perfect our security interests by filing UCC financing statements with respect to these goods and instead typically collect a non-recording insurance fee and obtain non-recording insurance. We also accept, but do not require, vehicles as collateral on small loans.

Convenience Checks. Our convenience check loans are originated through direct mail campaigns to pre-screened individuals. These campaigns are launched throughout the year, but are weighted to coincide with seasonal demand for loans to finance vacations, back-to-school needs, and holiday spending. We also launch convenience check campaigns in conjunction with opening new branches to help build an initial customer base. Customers can cash or deposit convenience checks at their convenience, thereby agreeing to the terms of the loan as prominently set forth on the check and accompanying disclosures. When a customer enters into a loan by cashing or depositing the convenience check, our personnel gather additional information on the borrower to assist us in servicing the loan and offering other products to meet the customer’s financing needs.

The following table sets forth the composition of our finance receivables for small loans by state at December 31st of each year from 2012 through 2016:

	At December 31,
	2012	2013	2014	2015	2016
South Carolina	31%	26%	25%	23%	20%
Texas	31%	29%	29%	31%	32%
North Carolina	21%	16%	15%	15%	15%
Alabama	9%	14%	13%	13%	14%
Tennessee	7%	8%	8%	7%	6%
Oklahoma	1%	5%	7%	7%	7%
New Mexico	—	2%	3%	3%	3%
Georgia	—	—	—	1%	1%
Virginia	—	—	—	—	2%

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of small loans, finance receivables, and average per loan for our small loans by state at December 31, 2016:

	Total Number of Loans	Finance Receivables	Average Per Loan
		(In thousands)
South Carolina	51,159	$71,859	$1,405
Texas	90,335	114,461	1,267
North Carolina	40,259	52,362	1,301
Alabama	34,619	50,246	1,451
Tennessee	17,561	22,352	1,273
Oklahoma	16,775	23,981	1,430
New Mexico	7,735	11,595	1,499
Georgia	4,691	4,704	1,003
Virginia	4,687	6,911	1,475

Total	267,821	$358,471	$1,338

Large Loans. We also offer large loans through our branches in amounts ranging from $2,501 to $20,000. A consumer applies for a large loan by visiting one of our branches, where he or she is interviewed by one of our employees who evaluates the applicant’s creditworthiness, including a review of a credit bureau report, before extending a loan. Our large loans are payable in fixed rate, fully amortizing equal monthly installments with terms of 18 to 60 months, and are repayable at any time without penalty. We require our large loans to be secured by a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle, or non-essential household goods. In 2016, our average originated net loan size and term for large loans were $4,776 and 38 months, respectively. The average yield we earned on our portfolio of large loans was 28.8% for 2016.

The following table sets forth the composition of our finance receivables for large loans by state at December 31st of each year from 2012 through 2016:

	At December 31,
	2012	2013	2014	2015	2016
South Carolina	30%	28%	25%	22%	20%
Texas	6%	4%	10%	22%	22%
North Carolina	22%	28%	27%	18%	21%
Alabama	35%	30%	26%	17%	14%
Tennessee	7%	9%	8%	7%	7%
Oklahoma	—	1%	2%	7%	7%
New Mexico	—	—	2%	7%	6%
Georgia	—	—	—	—	2%
Virginia	—	—	—	—	1%

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of large loans, finance receivables, and average per loan for our large loans by state at December 31, 2016:

	Total Number of Loans	Finance Receivables	Average Per Loan
		(In thousands)
South Carolina	10,356	$45,569	$4,400
Texas	13,035	52,379	4,018
North Carolina	12,443	47,758	3,838
Alabama	7,617	31,925	4,191
Tennessee	3,582	17,235	4,812
Oklahoma	3,809	17,144	4,501
New Mexico	3,691	15,183	4,114
Georgia	1,422	4,971	3,496
Virginia	691	3,185	4,609

Total	56,646	$235,349	$4,155

Automobile Loans. Our automobile loans are offered through a network of dealers in our geographic footprint. These loans are offered in amounts up to $27,500 and are secured by the purchased vehicle. They are payable in fixed rate, fully amortizing equal monthly installments with terms generally of 36 to 72 months, and are repayable at any time without penalty. In 2016, our average originated net loan size and term for automobile loans were $13,531 and 57 months, respectively. The average yield we earned on our portfolio of automobile loans was 17.7% for 2016.

Indirect Automobile Loans. Our indirect automobile loans allow customers and dealers to complete a loan at the dealership without the need to visit one of our branches. We typically offer indirect loans through larger franchise and independent dealers within our geographic footprint. These larger dealers collect credit applications from their customers and either forward the applications to us specifically or, more commonly, submit the applications to numerous potential lenders through online credit application networks, such as DealerTrack and RouteOne. After receiving an indirect automobile loan application, it is processed by our centralized underwriting department or, to a lesser extent, our branches and supervisors. Once the loan is approved, the dealer closes the loan on a standardized retail installment sales contract at the point of sale. Subsequently, we purchase the loan and service it locally through our branch network.

Direct Automobile Loans. We also offer direct automobile loans to our customers through our relationships with dealerships throughout our geographic footprint. These dealers will contact one of our local branches to initiate a loan application when they have identified a customer who meets our written underwriting standards. Applications for direct automobile loans may also be received through one of the online credit application networks in which we participate, such as DealerTrack and RouteOne. We will review the application and requested loan terms and propose modifications, if necessary, before providing initial approval and inviting the dealer and the customer to come to a local branch to close the loan. Our branch employees interview the customer to verify information in the dealer’s credit application, obtain a credit bureau report on the customer, and inspect the vehicle to confirm that the customer’s order accurately describes the vehicle before closing the loan.

The following table sets forth the composition of our finance receivables for automobile loans by state at December 31st of each year from 2012 through 2016:

	At December 31,
	2012	2013	2014	2015	2016
South Carolina	48%	42%	42%	45%	48%
Texas	19%	22%	23%	18%	14%
North Carolina	26%	26%	24%	23%	23%
Alabama	4%	5%	5%	7%	10%
Tennessee	3%	3%	2%	2%	1%
Oklahoma	—	1%	2%	3%	2%
New Mexico	—	—	—	—	1%
Georgia	—	1%	2%	2%	1%
Virginia	—	—	—	—	—

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of automobile loans, finance receivables, and average per loan for our automobile loans by state at December 31, 2016:

	Total Number of Loans	Finance Receivables	Average Per Loan
		(In thousands)
South Carolina	5,012	$42,931	$8,566
Texas	1,455	12,571	8,640
North Carolina	2,524	20,733	8,214
Alabama	896	9,281	10,358
Tennessee	187	1,327	7,096
Oklahoma	241	1,543	6,402
New Mexico	48	473	9,854
Georgia	175	1,351	7,720
Virginia	19	222	11,684

Total	10,557	$90,432	$8,566

Retail Loans. Our retail loans are indirect loans made through a retailer at the point of sale without the need for the customer to visit one of our branches, similar to our indirect automobile loans. Our customers use our retail loans to finance the purchase of furniture, appliances, and other retail products. These loans are indirect installment loans structured as retail installment sales contracts that are offered in amounts of up to $7,500. They are payable in fixed rate, fully amortizing equal monthly installments with terms of between six and 48 months, and are repayable at any time without penalty. In 2016, our average originated net loan size and term for retail loans were $2,012 and 26 months, respectively. The average yield we earned on our portfolio of retail loans was 19.2% for 2016.

Our retail loans provide financing to customers who may not qualify for prime financing from traditional lenders. As compared to other sources of non-prime financing, including rent-to-own and leasing, our retail loans often offer more attractive interest rates and terms to customers. In recent years, in an effort to expand our relationship with existing retailer partners, we began offering retail loans in states outside of our nine-state brick-and-mortar footprint that are serviced centrally from our headquarters in South Carolina. By providing a source of non-prime financing, we are often able to help our retail partners complete sales to customers who otherwise may not have been able to finance their purchase.

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

We individually evaluate the creditworthiness of potential retail loan customers using the same information and resources used for our other loan products, including a credit bureau report, before providing a credit decision to the retailer, generally within ten minutes. If we approve the loan, the retailer completes our standardized retail installment sales contract, which includes a security interest in the purchased item. The servicing of nearly all such loans are performed within our branches, with only out-of-footprint retail loans being serviced centrally from our headquarters in South Carolina.

The following table sets forth the composition of our finance receivables for retail loans by state at December 31st of each year from 2012 through 2016:

	At December 31,
	2012	2013	2014	2015	2016
South Carolina	8%	6%	6%	4%	3%
Texas	63%	61%	62%	69%	73%
North Carolina	15%	15%	14%	10%	8%
Alabama	5%	5%	3%	2%	1%
Tennessee	4%	4%	2%	1%	2%
Oklahoma	—	3%	7%	8%	6%
New Mexico	—	1%	1%	2%	2%
Georgia	—	—	—	—	1%
Virginia	—	—	—	—	1%
Other	5%	5%	5%	4%	3%

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of retail loans, the finance receivables, and average per loan for our retail loans by state at December 31, 2016:

	Total Number of Loans	Finance Receivables	Average Per Loan
		(In thousands)
South Carolina	682	$952	$1,396
Texas	16,415	24,550	1,496
North Carolina	1,973	2,608	1,322
Alabama	311	406	1,305
Tennessee	408	512	1,255
Oklahoma	1,505	2,105	1,399
New Mexico	593	771	1,300
Georgia	146	304	2,082
Virginia	107	238	2,224
Other	684	1,077	1,575

Total	22,824	$33,523	$1,469

Optional Payment and Collateral Protection Insurance Products. We offer our customers a number of optional payment and collateral protection insurance products in connection with our loans. We do not sell insurance to non-borrowers. The insurance products we offer customers are voluntary and not a condition of the loan. Our insurance products, including the types of products offered and their terms and conditions, vary from state to state in compliance with applicable laws and regulations. Premiums and other charges for insurance products are set at, or below, authorized statutory rates and are stated separately in our disclosure to customers, as required by the federal Truth in Lending Act and by various applicable state laws. In 2016, insurance income, net, was $9.5 million, or 3.9% of our total revenue.

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

Credit Life Insurance, Credit Accident and Health Insurance, and Involuntary Unemployment Insurance. We market and sell optional credit life insurance, credit accident and health insurance, and involuntary unemployment insurance in connection with our loans in selected markets. Credit life insurance provides for the payment in full of the borrower’s credit obligation to the lender in the event of the borrower’s death. Credit accident and health insurance provides for the repayment of certain loan installments to the lender that come due during an insured’s period of income interruption resulting from disability from illness or injury. Involuntary unemployment insurance provides for repayment of certain loan installments in the event the borrower is no longer employed as the result of a qualifying event, such as a layoff or reduction in workforce. All customers purchasing these types of insurance from us sign a statement affirming that they understand that their purchase of insurance is optional and not a condition of our granting the loan. In addition, customers may cancel purchased insurance at any time during the life of the loan, including in connection with an early payoff or loan refinancing. Customers who cancel within 30 days of the date of purchase receive a full refund of the insurance premium, and customers who cancel thereafter receive a refund of the unearned portion of the insurance premium.

Property Insurance. We also require that our customers provide proof of acceptable insurance for any personal property securing a loan. Customers can provide proof of such insurance purchased from a third party (such as homeowners or renters insurance) or can purchase the property insurance that we offer. We also collect a state-allowed fee for collateral protection and purchase non-recording insurance in lieu of recording and perfecting our security interest in the assets pledged on certain loans. In addition to offering property insurance on the household goods used as collateral for our loan products, we also offer, in select markets, vehicle single interest insurance that provides coverage on automobiles used as collateral on small and large loans. This affords the borrower flexibility with regards to the requirement to maintain full coverage on the vehicle while also protecting the collateral used to secure the loan.

Reinsurance. The optional payment and collateral protection insurance risks are ceded by the non-affiliated insurance company that issues the policies to RMC Reinsurance, a wholly-owned subsidiary of Regional Management Corp.

Insurance policy premiums, claims and expenses are included in the company’s results of operations as insurance income, net in the income statement.

Our Branches

Our branches are generally located in visible, high traffic locations, such as shopping centers. We do not need to keep large amounts of cash at our branches because we disburse the vast majority of loan proceeds by check. As a result, our branches have an open, welcoming, and hospitable layout.

The following table sets forth the number of branches as of the dates indicated:

	At December 31,
	2012	2013	2014	2015	2016
South Carolina	69	70	70	72	72
Texas	56	67	83	98	98
North Carolina	26	29	34	36	36
Alabama	42	49	49	50	49
Tennessee	20	21	21	21	21
Oklahoma	6	21	27	28	28
New Mexico	2	4	13	18	19
Georgia	—	3	3	7	8
Virginia	—	—	—	1	8

Total	221	264	300	331	339

During the period presented in the table above, we grew by a net 118 branches. In 2016, we opened a net 8 new branches. In evaluating whether to locate a branch in a particular community, we examine several factors, including the demographic profile of the community, demonstrated demand for consumer finance, the regulatory and political climate, and the availability of suitable employees to staff, manage, and supervise the new branch. We also look for a concentration of automobile dealers and retailers to build our sales finance business.

The following table sets forth the average finance receivables per branch based on maturity, excluding acquired branches:

Age of Branch (As of December 31, 2016)	Average Finance Receivables Per Branch as of December 31, 2016	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$1,163	—	16
Branches open one to three years	$1,595	37.1%	61
Branches open three to five years	$1,988	24.6%	95
Branches open five years or more	$2,473	24.4%	167

The average contribution to operating income from our branches has historically increased as our branches mature. The following table sets forth the average operating income contribution per branch for the year ended December 31, 2016, based on maturity of the branch, excluding acquired branches.

Age of Branch (As of December 31, 2016)	Average Branch Operating Income (Loss) Contribution	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$(37)	—	16
Branches open one to three years	$170	559.5%	61
Branches open three to five years	$255	50.0%	95
Branches open five years or more	$403	58.0%	167

We calculate the average branch contribution as total revenues generated by the branch less the expenses directly attributable to the branch, including the provision for losses and operating expenses, such as personnel, lease, and interest expenses. General corporate overhead, including management salaries, are not attributable to any individual branch. Accordingly, the sum of branch contributions from all of our branches is greater than our income before taxes.

Payment and Loan Servicing

We have implemented company-wide payment and loan servicing policies and practices, which are designed to maintain consistent portfolio performance and to facilitate regulatory compliance. Our district supervisors and state vice presidents, with assistance from centralized training personnel, oversee the training of each branch employee in these policies and practices, which include standard procedures for communicating with customers in our branches, over the telephone, and by mail. Our corporate procedures require the maintenance of a log of servicing activity for each account. Our state vice presidents, district supervisors, and internal audit teams regularly review these records to ensure compliance with our company procedures, which are designed to comply with applicable regulatory requirements.

Our corporate practices also include encouraging customers to visit our branches to make payments. Encouraging payment at the branch allows us to maintain regular contact with our customers and further develop our overall relationship with them. We believe that the development and continual reinforcement of personal relationships with customers improves our ability to monitor their creditworthiness, reduces credit risk, and generates opportunities to offer them new loan products as their credit profiles evolve. To reduce late payment risk, branch employees encourage customers to inform us in advance of expected payment problems.

Branch employees also promptly contact customers following the first missed payment and thereafter remain in close contact with such customers, including through phone calls and letters. We use third-party skip tracing services to locate delinquent customers in the event that our branch employees are unable to do so. In certain cases, we seek legal judgments against delinquent customers.

We obtain security interests for most of our loans, and we perfect the security interests in vehicles securing our loans. Our district supervisors and internal audit teams regularly review collateral documentation to confirm compliance with our guidelines. We perfect all security interests in each pledged vehicle by retaining the title to the collateral in our files until the loan is fully repaid or by recording our lien on the title. We only initiate repossession efforts when an account is seriously delinquent, we have exhausted other means of collection, and in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed vehicles through sales conducted by independent automobile auction organizations, after the required post-repossession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

In certain cases, we permit our existing customers to refinance their loans. Our refinancings of existing loans are divided into three categories: refinancings of loans in an amount greater than the original loan amount, renewals of existing loans at or below the original loan amount, and renewals of existing loans that are 60 or more days contractually past due, which represented 42.2%, 20.0%, and 0.9%, respectively, of our loan originations in 2016. Any refinancing of a loan in an amount greater than the original amount generally requires an underwriting review to determine a customer’s qualification for the increased loan amount. Furthermore, we obtain a new credit report and may complete a new application on renewals of existing loans if they have not completed one within the prior year. We limit the refinancing of delinquent loans to those customers who have made recent payments and for whom we have verified current employment. We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers resolve temporary financial setbacks and repair or sustain their credit. During 2016, we refinanced only $7.8 million of loans that were 60 or more days contractually past due, and as of December 31, 2016, the outstanding balance of such refinancings was only $6.9 million, or 0.8% of gross finance receivables as of such date.

Generally, we charge off loans during the month the loan becomes contractually delinquent 180 days. Non-titled accounts in a confirmed Chapter 7 or Chapter 13 bankruptcy are charged off at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. We initiate repossession proceedings on certain loans when we have exhausted other means of collection and, in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed vehicles through public sales conducted by independent automobile auction organizations, after the required post-

repossession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses. In December 2015, we executed our first bulk sale of existing charged-off accounts to a third party and, in connection with this transaction, we committed to sell the flow of loans charged-off between November 2015 and January 2017. We anticipate that we will continue to sell our flow of charged-off loans in the future.

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

While we believe that the ParaData loan management system is adequate for our current business needs, in April 2016, we entered into an agreement with Nortridge Software, LLC to transition to the Nortridge loan origination and servicing platform. We currently use the Nortridge platform in three of the nine states in which we operate. We expect the remaining states to transition from the ParaData software to the Nortridge platform throughout the remainder of 2017, following which we expect that we will no longer use ParaData software.

In addition, we rely on DealerTrack, Route One, Teledata Communications Inc., and other third-party software vendors to provide access to loan applications.

Competition

The consumer finance industry is highly fragmented, with numerous competitors. The competition we face for each of our loan products is distinct.

Small and Large Loans. The installment loan industry is highly fragmented in the nine states in which we operate. We compete with several national competitors operating greater than 800 branch locations each, as well as a handful of smaller, regionally-focused competitors with between 100 and 250 branches in certain of the states in which we operate. We believe that the majority of our competitors are independent operators with generally less than 100 branches. We believe that competition between installment consumer loan companies occurs primarily on the basis of price, breadth of loan product offerings, flexibility of loan terms offered, and the quality of customer service provided. While underbanked customers may also use alternative financial services providers, such as title lenders, payday lenders, and pawn shops, their products offer different terms and typically carry substantially higher interest rates and fees than our installment loans. Accordingly, we believe alternative financial services providers are not an attractive alternative for customers who meet our underwriting standards, which are generally stricter than the underwriting standards of alternative financial services providers. Our small and large loans also compete with pure online lenders, peer-to-peer lenders, and issuers of non-prime credit cards.

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

Retail Loans. In recent years, the retail loan industry has seen an increasing number of lenders enter the market that are dedicated to originating non-prime retail loans. We also face competition from rent-to-own financing providers and credit card companies. Our retail loans are typically made at competitive rates, and competition is largely on the same basis as automobile loans. Point-of-sale financing decisions must be made rapidly while the customer is on the sales floor. We endeavor to provide responses to customers in less than ten minutes, and we staff RMC Retail, our centralized retail loan underwriting team, with multiple shifts seven days per week during peak retail shopping hours to ensure rapid response times.

Seasonality

Our loan volume and the contractual delinquency of our finance receivable portfolio follow seasonal trends. Demand for our loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacations, back-to-school, and holiday spending. With the exception of automobile loans and retail loans, loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first quarter of the year and rise throughout the remainder of the fiscal year. Consequently, we experience seasonal fluctuations in our operating results and cash needs.

Employees

As of December 31, 2016, we had 1,363 employees, none of whom were represented by labor unions. We consider our relations with our personnel to be good. We experience a high level of turnover among our branch employees, which we believe is typical of the consumer finance industry.

Staff and Training. Local branches are generally staffed with two to four employees. The branch manager oversees operations of the branch and is responsible for approving loan applications. Each branch has one or two assistant managers who contact delinquent customers, review loan applications, and prepare operational reports. Generally, each branch also has a customer service representative who takes loan applications, processes loan applications, processes payments, and assists in the preparation of operational reports, collection efforts, and marketing activities. Larger volume branches may employ additional assistant managers and customer service representatives. New employees must complete a comprehensive training curriculum that focuses on the company- and position-specific competencies needed to be successful. The training includes a blended approach utilizing eLearning modules, hands-on exercises, webinars, and assessments. Training content is focused on our operating policies and procedures, as well as several key compliance areas. Incentive compensation for new employees is contingent upon the successful and timely completion of the required new hire training curriculum. All current employees also are required to complete annual compliance training and re-certification. Additional management and developmental training is provided for those employees looking to advance within our company.

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

Our loan operations are organized by geography. We have two state vice presidents to oversee Texas; one state vice president to oversee North Carolina and Tennessee; one state vice president to oversee New Mexico and Oklahoma; one state vice president to oversee Alabama; one state vice president to oversee Georgia; one state vice president to oversee South Carolina; and one state vice president to oversee Virginia. Several levels of management monitor and supervise the operations of each of our branches. Each branch manager is directly responsible for the performance of his or her branch. Our district supervisors are responsible for the performance of between six and eleven branches in their districts. Each state vice president is responsible for the performance of all of the branches in his or her state or region. Our information technology platform enables each layer of management to monitor our portfolio in real time, which we believe improves our credit performance.

The majority of our branches undergo an internal audit every year, and every branch undergoes an internal audit at least every two years. These audits, conducted by dedicated internal audit staff, include a review of compliance with state and federal laws and regulations, as well as a review of operations. The review of operations includes a review of adherence to policies and procedures concerning cash management, loan approval processes, and all other policies and procedures concerning branch operations, such as servicing procedures. Branches are rated at four different levels, and the timing and frequency of audits is impacted by the rating received. Other factors impacting the timing of branch audits include, but are not limited to, the date the branch opened, the timing of new managers commencing employment at the branch, and the results of branch examinations conducted by state regulators. Our branch employees’ compensation is directly impacted by the internal audit rating assigned to the branch.

We have a “scorecard” program to systematically monitor a range of operating metrics at each branch on a monthly basis. Our scorecard system currently tracks different dimensions of operations, including the performance of each branch on a series of credit metrics. Management receives daily statistical reports to monitor key metrics at the branch, district, state, and enterprise levels. At least three times each year, district supervisors audit the operations of each branch in their district and submit standardized reports detailing their findings to senior management. State vice presidents meet with the executive management team to review branch scorecard results as well as to discuss other operational and financial performance results against our targets.

Government Regulation

Consumer finance companies are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, regulations, and ordinances. Many of these laws impose detailed constraints on the terms of our loans and the retail installment sales contracts that we purchase, the lending forms that we utilize, and our operations. The software that we use to originate loans is designed in part to aid in compliance with all applicable lending regulations.

State Lending Regulation. In general, state statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees and insurance premiums that we may charge for both direct and indirect lending. Specific allowable charges vary by state. For example, statutes in Texas allow for indexing the maximum small loan amounts to the Consumer Price Index and set maximum rates for automobile loans based on the age of the vehicle. Except in the states of North Carolina, New Mexico, and Virginia, our direct loan products are pre-computed loans in which the finance charge is determined at the time of the loan origination and is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, pre-computed interest, and/or other charges permitted by the relevant state laws. Direct loans in North Carolina, New Mexico, and Virginia are structured as simple interest loans as prescribed by state law.

In addition, state laws regulate the keeping of books and records and other aspects of the operation of consumer finance companies, and state and federal laws regulate account collection practices. Generally, state regulations also establish minimum capital requirements for each local branch. State agency approval is required to open new branches, and each of our branches is separately licensed under the laws of the state in which the branch is located. Licenses granted by the regulatory agencies in these states are subject to renewal every year and may be revoked for failure to comply with applicable state and federal laws and regulations. In the states in which we currently operate, licenses may be revoked only after an administrative hearing. We believe we are in compliance with state laws and regulations applicable to our lending operations in each state.

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

Insurance Regulation. Premiums and charges for optional payment and collateral protection insurance products are set at or below authorized statutory rates and are stated separately in our disclosures to customers, as required by the federal Truth in Lending Act and by various applicable state laws.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). At the federal level, Congress enacted comprehensive financial regulatory reform legislation in 2010. A significant focus of the law, known as the Dodd-Frank Act, is heightened consumer protection. The Dodd-Frank Act established a new body, called the Consumer Financial Protection Bureau (the “CFPB”), which has regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of non-depository lenders and promulgate rules that can affect the practices and activities of lenders.

Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that various forms of alternative financial services or specific features of consumer loan products should be a regulatory priority, and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending services materially less profitable or impractical, which may include installment loans or other products that we offer.

The Dodd-Frank Act also gives the CFPB the authority to examine and regulate large non-depository financial companies and gives the CFPB authority over anyone deemed by rule to be a “larger participant of a market for other consumer financial products or services.” The CFPB contemplates regulating the installment lending industry as part of the “consumer credit and related activities” market. However, this so-called “larger participant rule” will not impose substantive consumer protection requirements, but rather will provide to the CFPB the authority to supervise larger participants in certain markets, including by requiring reports and conducting examinations to ensure, among other things, that they are complying with existing federal consumer financial law. While the CFPB has defined a “larger participant” standard for certain markets, such as the debt collection, automobile finance, and consumer reporting markets, it has not yet acted to define “larger participant” in the traditional installment lending market. The rule will likely cover only the largest installment lenders, and we do not yet know whether the definition of larger participant will cover us. We do not meet the definition of “larger participant” in the automobile finance market.

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

Although many of the regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant legislation may be interpreted and enforced or the full extent to which implementing regulations and supervisory policies may affect us. Finally, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act and rules promulgated thereunder, including those provisions establishing the CFPB and the rules and regulations proposed and enacted by the CFPB, may be revised, repealed, or amended.

Other Federal Laws and Regulations. In addition to the Dodd-Frank Act and state and local laws, regulations, and ordinances, numerous other federal laws and regulations affect our lending operations. These laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, and in each case the regulations thereunder, and the Federal Trade Commission’s

Credit Practices Rule. These laws require us to provide complete disclosure of the principal terms of each loan to the borrower, prior to the consummation of the loan transaction, prohibit misleading advertising, protect against discriminatory lending practices, govern the manner in which we report customer information to consumer reporting agencies, and proscribe unfair credit practices.

•

Truth in Lending Act. Under the Truth in Lending Act and Regulation Z promulgated thereunder, we must disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments, and payment due dates to repay the indebtedness.

•

Equal Credit Opportunity Act. Under the Equal Credit Opportunity Act and Regulation B promulgated thereunder, we cannot discriminate against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status, or age. We are also required to make certain disclosures regarding consumer rights and advise customers whose credit applications are not approved of the reasons for the rejection.

•

Fair Credit Reporting Act. Under the Fair Credit Reporting Act, we must provide certain information to customers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency, promptly update any credit information reported to a credit reporting agency about a customer, and have a process by which customers may inquire about credit information furnished by us to a consumer reporting agency.

•

Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, we must protect the confidentiality of our customers’ non-public personal information and disclose information on our privacy policy and practices, including with regard to the sharing of customers’ non-public personal information with third parties. This disclosure must be made to customers at the time the customer relationship is established and, in some cases, at least annually thereafter.

•	Credit Practices Rule. The Federal Trade Commission’s Credit Practices Rule limits the types of property we may accept as collateral to secure a consumer loan.

Violations of these statutes and regulations may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices, and the potential forfeiture of rights to repayment of loans. For a discussion regarding how risks and uncertainties associated with the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Item 1A, “Risk Factors”.

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

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of the risks which may affect our future operating results. These are the risks and uncertainties we believe are most important for you to consider, but the risks described below are not the only risks facing our company. Additional risks and uncertainties not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or in business in general, may also impair our business operations. If any of the following risks or uncertainties occurs, continues, or worsens, our business, financial condition, and operating results would likely suffer. You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K.

Risks Related to Our Business

We have grown significantly in recent years, and our delinquency and credit loss rates and overall results of operations may be adversely affected if we do not manage our growth effectively.

We have experienced substantial growth in recent years, opening or acquiring 36 branches in 2014, 31 branches in 2015, and a net 8 branches in 2016, and increasing the size of our finance receivables portfolio from $544.7 million at the beginning of 2014 to $717.8 million at the end of 2016, a compound annual growth rate of 9.6%. We intend to continue our growth strategy in the future. As we increase the number of branches we operate, we will be required to find new, or relocate existing, employees to operate our branches and allocate resources to train and supervise those employees. The success of a branch depends significantly on the manager overseeing its operations and on our ability to enforce our underwriting standards and implement controls over branch operations. Recruiting suitable managers for new branches can be challenging, particularly in remote areas and in areas where we face significant competition. Furthermore, the annual turnover rate among our branch managers was approximately 25% in 2015 and 24% in 2016, and turnover rates of managers in our new branches may be similar or higher. Increasing the number of branches that we operate may divide the attention of our senior management or strain our ability to adapt our infrastructure and systems to accommodate our growth. If we are unable to promote, relocate, or recruit suitable managers, oversee their activities effectively, and otherwise appropriately and effectively staff our branches, our delinquency and credit loss rates may increase and our overall results of operations may be adversely impacted.

We face significant risks in implementing our growth strategy, some of which are outside of our control.

We intend to continue our growth strategy, which is based on opening and acquiring branches in existing and new markets, introducing new products and channels, and increasing the finance receivables portfolios of our existing branches. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•	the inherent uncertainty regarding general economic conditions;

•	the prevailing laws and regulatory environment of each state in which we operate or seek to operate and federal laws and regulations, all of which are subject to change at any time;

•	the degree of competition in new markets and its effect on our ability to attract new customers;

•	our ability to identify attractive locations for new branches;

•	our ability to recruit qualified personnel, particularly in remote areas and in areas where we face a great deal of competition; and

•	our ability to obtain adequate financing for our expansion plans.

For example, certain states into which we may expand limit the number of lending licenses granted. For instance, Georgia requires a “convenience and advantage” assessment of a new lending license and location prior to the granting of the license. This assessment adds time and expense to opening new locations and creates risk that our state regulator will deny an application for a new lending license due to a perceived oversaturation of existing licensed lenders in the area in which we seek to expand and operate. There can be no assurance that if we apply for a license for a new branch, whether in one of the states where we currently operate or in a state into which we would like to expand, we will be granted a license to operate. We also cannot be certain that any such license, even if granted, would be obtained in a timely manner or without burdensome conditions or limitations. In addition, we may not be able to obtain and maintain the regulatory approvals, government permits, or licenses that may be required to operate.

We are exposed to credit risk in our lending activities.

Our ability to collect on loans depends on the willingness and repayment ability of our borrowers. Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in general economic, political, or social conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, or to changes or events affecting our borrowers such as unemployment, major medical expenses, divorce, or death, would have a material adverse impact on our earnings and financial condition. Further, a substantial majority of our borrowers are non-prime borrowers, who are more likely to be affected, and more severely affected, by adverse macroeconomic conditions. We cannot be certain that our credit administration personnel, policies, and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio.

Our convenience check strategy exposes us to certain risks.

A significant portion of the growth in our installment loans has been achieved through direct mail campaigns. One aspect of our direct mail campaigns involves mailing to pre-screened recipients “convenience checks,” which customers can sign and cash or deposit, thereby agreeing to the terms of the loan, which are disclosed on the front and back of the check and in the accompanying disclosures. We use convenience checks to seed new branch openings and to attract new customers to existing branches in our geographic footprint. In 2015 and 2016, loans initiated through convenience checks represented 16.8% and 16.4%, respectively, of the value of our originated loans. We expect that convenience checks will continue to represent a meaningful portion of our small installment loan originations in the future. There are several risks associated with the use of convenience checks, including the following:

•

it is more difficult to maintain sound underwriting standards with convenience check customers, and these customers have historically presented a higher risk of default than customers that originate loans in our branches, as we do not meet convenience check customers prior to soliciting them and extending a loan to them, and we may not be able to verify certain elements of their financial condition, including their current employment status, income, or life circumstances;

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

For example, in 2014, we experienced a convenience check credit quality deterioration in our direct mail campaigns. We responded to these issues by hiring a Chief Risk Officer and other personnel focused on credit risk management, establishing a Credit Committee to oversee direct mail campaign underwriting and origination processes, implementing additional policies and internal control procedures related to the audit of direct mail campaign files, and improving upon early-stage delinquency reporting and communication. Despite these efforts, we may experience future issues relating to our credit inquiries and other processes associated with our direct mail strategy. Our expected increase in the use of convenience checks will further increase our exposure to, and the magnitude of, these risks.

Our policies and procedures for underwriting, processing, and servicing loans are subject to potential failure or circumvention, which may adversely affect our results of operations.

A substantial portion of our underwriting activities and our credit extension decisions are made at our local branches. We train our employees individually onsite in the branch and through online training modules to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management, and customer relations. Although we have standardized employee manuals and online training modules, we primarily rely on our district supervisors, with oversight by our state vice presidents, branch auditors, and headquarters personnel, to train and supervise our branch employees, rather than centralized training programs. Therefore, the quality of training and supervision may vary from district to district and branch to branch depending upon the amount of time apportioned to training and supervision and individual interpretations of our operations policies and procedures. In addition, we sometimes rely on third-party service providers in connection with loan underwriting and origination. Any error or failure by a third-party service provider in providing loan underwriting and origination services may cause us to originate loans to borrowers that do not meet our underwriting standards. We cannot be certain that every loan is made in accordance with our underwriting standards and rules. We have experienced instances of loans extended that varied from our underwriting standards. Variances in underwriting standards and lack of supervision could expose us to greater delinquencies and credit losses than we have historically experienced.

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

Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased credit losses, decreased revenues, and decreased earnings. State and federal laws and regulations restrict our collection efforts. Most of our loan portfolio is secured, but a significant portion of such security interests have not been and will not be perfected, which means that we cannot be certain that such security interests will be given first priority over other creditors. The amounts that we are able to recover from the repossession and sale of collateral typically do not cover the outstanding loan balance and costs of recovery. In cases where we repossess a vehicle securing a loan, we generally sell our repossessed automobile inventory through sales conducted by independent automobile auction organizations after the required post-repossession waiting period. In certain instances, we may sell repossessed collateral other than vehicles through our branches after the required post-repossession waiting period and appropriate receipt of valid bids. The proceeds we receive from such sales depend upon various factors, including the supply of, and demand for, used vehicles and other property at the time of sale. During periods of economic slowdown or recession, such as have existed in the United States for much of the past several years, there may be less demand for used vehicles and other property that we desire to resell.

Further, a significant portion of our loan portfolio is not secured by perfected security interests, including small installment loans. The lack of perfected security interests is one of several factors that may make it more difficult for us to collect on our loan portfolio. During 2016, net credit losses as a percentage of average finance receivables on our small installment loans, which are typically secured by unperfected interests in personal property, were 12.3%, while net credit losses as a percentage of average finance receivables for our large installment loans, which are often secured by perfected interests in an automobile or other vehicle, for the same period were 4.3%. Additionally, for those of our loans which are unsecured, borrowers may choose to repay obligations under other indebtedness before repaying loans to us because such borrowers may feel that they have no collateral at risk. Lastly, given the relatively small size of our loans, the costs of collecting loans may be high relative to the amount of the loan. As a result, many collection practices that are legally available, such as litigation, may be financially impracticable. These factors may increase our credit losses, which would have a material adverse effect on our results of operations and financial condition.

In addition, there is an inherent risk that a portion of the retail installment contracts that we hold will be in default or be subject to certain claims or defenses that the borrower may assert against the originator of the contract and, by extension, us as the holder of the contract. We face the risk that if high unemployment or adverse economic developments occur or continue in one or more of our markets, a large number of retail installment contracts will become defaulted. In addition, most of the borrowers under these contracts have some negative credit history. There can be no assurance that our allowance for credit losses will prove sufficient to cover actual losses in the future on these contracts.

Our insurance operations are subject to a number of risks and uncertainties, including claims.

We market and sell optional credit life, credit accident and health, credit personal property, and credit involuntary unemployment insurance in connection with our loans in selected markets as an agent for an unaffiliated third-party insurance company. The policies are then ceded to our wholly-owned reinsurance subsidiary, RMC Reinsurance, Ltd., which then bears the full risk of the policies. Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims and associated expenses for claims adjudication. In 2016, we transitioned our insurance business to a new unaffiliated third-party insurance company. The transition was complex and included, among other things, the retraining of our branch network and the reprogramming of our loan management system to appropriately calculate premium amounts and to generate required disclosures on a state-by-state basis. Any failure to perform these functions in a legally compliant manner may result in refunds being sent to our customers or our inability to offer our insurance products in certain states, each of which will have a material and adverse effect on our business, results of operations, and financial condition.

Other risks relating to our insurance operations include changes to laws and regulations applicable to us, as well as changes to the regulatory environment. Examples include changes to laws or regulations affecting our ability to offer one or more of our insurance products or the way in which such products are offered; capital and reserve requirements; frequency and type of regulatory monitoring and reporting; consumer privacy, use of customer data, and data security; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; required disclosures to consumers; and collateral protection insurance (i.e., insurance purchased at the borrower’s expense on the borrower’s automobile collateral for the periods of time the borrower fails to adequately, as required by his or her loan, insure that collateral). Moreover, our insurance operation is dependent on our lending operation for its sole source of business and product distribution. If our lending operations discontinue offering insurance products, our insurance operations would have no method of distribution, and our business, results of operations, and financial condition may be adversely affected.

A reduction in demand for our products and a failure by us to adapt to such reduction could adversely affect our business and results of operations.

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

Our installment loan operations compete with other installment lenders, as well as with alternative financial services providers (such as payday and title lenders, check advance companies, and pawnshops), online or peer-to-peer lenders, issuers of non-prime credit cards, and other competitors. We believe that future regulatory developments in the consumer finance industry may cause lenders that currently focus on alternative financial services to begin to offer installment loans. In addition, if companies in the installment loan business attempt to provide more attractive loan terms than is standard across the industry, we may lose customers to those competitors. With respect to installment loans, we compete primarily on the basis of price, breadth of loan product offerings, flexibility of loan terms offered, and the quality of customer service provided.

Our automobile purchase loan operations compete with numerous financial services providers, including non-prime auto lenders, dealers that provide financing, captive finance companies owned by automobile manufacturers, banks, and credit unions. Our retail purchase loan operations compete with non-prime retail lenders, store and third-party credit cards, prime lending sources, rent-to-own finance providers, and other competitors. With respect to automobile purchase loans and retail purchase loans, we compete primarily on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the speed of approval, and the quality of customer service provided.

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

Our branches in South Carolina, Texas, and North Carolina accounted for 23%, 29%, and 12%, respectively, of our revenue in 2016. Furthermore, all of our operations are in five Southeastern, one mid-Atlantic, and three Southwestern states. As a result, we are highly susceptible to adverse economic conditions in those areas. The unemployment and bankruptcy rates in some states in our footprint are among the highest in the country. High unemployment rates may reduce the number of qualified borrowers to whom we will extend loans, which would result in reduced loan originations. Adverse economic conditions and elevated bankruptcy filings may increase delinquencies and credit losses and decrease our overall loan portfolio quality. If any of the adverse regulatory or legislative events described in this “Risk Factors” section were to occur in South Carolina, Texas, or North Carolina, it could materially adversely affect our business, results of operations, and financial condition. For example, if interest rates in South Carolina, which currently are not capped, were to be capped, our business, results of operations, and financial condition would be materially and adversely affected.

Failure of third-party service providers upon which we rely could adversely affect our business.

We rely on certain third-party service providers. In particular, we currently rely on one key vendor to print and mail our convenience check and other offers for our direct mail marketing campaigns, and on certain other third-party service providers in connection with loan underwriting, origination, and servicing. Our reliance on these and other third parties can expose us to risks. For example, an error by our current convenience check vendor during 2015 resulted in check offers being misdirected, requiring us in some cases to notify state regulators and to refund certain interest and fee amounts, and exposing us to increased credit risk. If any of our third-party service providers, including our direct mail vendor and those third parties providing services in connection with loan underwriting, origination, and servicing, are unable to provide their services timely, accurately, and effectively, or at all, it could have a material adverse effect on our business, financial condition, and results of operations and cash flows.

We rely on information technology products developed, owned, and supported by third parties, including our competitors. Our ability to manage our business and monitor results is highly dependent upon these information technology products. A failure of these products and systems or of the implementation of new information technology products and systems could disrupt our business.

In the operation of our business, we are highly dependent upon a variety of information technology products, including our loan management system, which allows us to record, document, and manage our loan portfolio. In six of the nine states in which we operate, we currently use a loan management software package developed and owned by ParaData Financial Systems (“ParaData”), a wholly owned subsidiary of World Acceptance Corporation, one of our primary competitors. In April 2016, we entered into an agreement with Nortridge Software, LLC (“Nortridge”) pursuant to which Nortridge provides us with loan management software and related services. We currently use the Nortridge loan management software in three of the nine states in which we operate. We expect the remaining states to transition from the ParaData software to the Nortridge platform throughout the remainder of 2017, following which we expect that we will no longer use the ParaData software.

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

Our transition to the Nortridge platform has proven to be a lengthy and expensive process, resulting in a diversion of resources from other operations. Continued execution of a transition project plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. In addition, divergence from our project plan could impact the timing and/or extent of benefits we expect to achieve from the Nortridge platform and process efficiencies. Any disruptions, delays, or deficiencies in the design and/or implementation of the Nortridge platform, or in the performance of our legacy ParaData software, particularly any disruptions, delays, or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business.

Further, following the complete transition, the Nortridge platform may not perform in a manner consistent with our current expectations and may be inadequate for our needs. As we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations, and financial condition may be adversely affected if our loan management systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our competitive position, business, results of operations, and financial condition.

In addition, we have capitalized certain costs associated with our licensing of and transition to the Nortridge platform. If we are unable to accomplish a full transition to the Nortridge platform, we will be required immediately to expense some or all of those capitalized costs, which could adversely affect our results of operations and financial conditions.

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

Unlike installment loans, particularly small installment loans, which in certain states are typically made at or near the maximum interest rates permitted by law, automobile purchase loans and retail purchase loans are often made at competitive market interest rates, which are governed by laws for installment sales contracts. If we fail to set interest rates at a level that adequately reflects market rates or the credit risks of our customers, or if we set interest rates at a level too low to sustain our profitability, our business, results of operations, and financial condition could be adversely affected.

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, results of operations, and financial condition.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. In the past, we have lost employees and candidates to competitors who have been willing to pay higher compensation than we pay. Our ability to continue to expand our operations depends on our ability to attract, train, and retain a large and growing number of qualified employees. The turnover among all of our branch employees was approximately 44% in 2014, 44% in 2015, and 42% in 2016. This turnover increases our cost of operations and makes it more difficult to operate our branches. Our customer service representative and assistant manager roles have historically experienced high turnover. We may not be able to retain and cultivate personnel at these ranks for future promotion to branch manager. If our employee turnover rates increase above historical levels or if unanticipated problems arise from our high employee turnover and we are unable to readily replace such employees, our business, results of operations, financial condition, and ability to continue to expand could be adversely affected.

The departure, transition, or replacement of key personnel could significantly impact the results of our operations. If we cannot continue to hire and retain high quality employees, our business and financial results may be negatively affected.

Our future success significantly depends on the continued service and performance of our key management personnel. Competition for these employees is intense. Our operating results could be adversely affected by higher employee turnover or increased salary and benefit costs. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, operational, finance, and administrative personnel. We have built our business on a set of core values, and we attempt to hire employees who are committed to these values. We want to hire and retain employees who will fit our culture of compliance and of providing exceptional service to our customers. In order to compete and to continue to grow, we must attract, retain, and motivate employees, including those in executive, senior management, and operational positions. As our employees gain experience and develop their knowledge and skills, they become highly desired by other businesses. Therefore, to retain our employees, we must provide a satisfying work environment and competitive compensation and benefits. If costs to retain our skilled employees increase, then our business and financial results may be negatively affected.

Our continued growth is also dependent, in part, on the skills, experience, and efforts of our executive officers and senior management, including but not limited to, Peter R. Knitzer, who succeeded Michael R. Dunn as our Chief Executive Officer on August 1, 2016, and Jody L. Anderson, our President and Chief Operating Officer. We may not be successful in retaining the members of our executive or senior management team or our other key employees. The loss of the services of any of our executive officers, senior management, or key team members, including state vice presidents, or the inability to attract additional qualified personnel as needed, could have an adverse effect on our business, financial condition, and results of operations. We also depend on our district supervisors to supervise, train, and motivate our branch employees. These supervisors have significant experience with our company and within our industry, and would be difficult to replace. If we lose a district supervisor to a competitor, we could also be at risk of losing other employees and customers. In addition, the process of identifying management successors creates uncertainty and could become a distraction to our senior management and our Board of Directors, and we may not be successful in attracting qualified candidates to replace key positions when necessary. The identification and recruitment of candidates to fill senior management positions, when necessary, and the resulting transition process may be disruptive to our business and operations.

Employee misconduct or misconduct by third-parties acting on our behalf could harm us by subjecting us to significant legal liability, regulatory scrutiny, and reputational harm.

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees or third-party contractors could engage in misconduct that adversely affects our business. For example, if an employee or third-party contractor were to engage – or be accused of engaging – in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers. Employee or third-party misconduct could prompt regulators to allege or to determine, based upon such misconduct, that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee or third-party misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third-party contractors, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

Security breaches in our branches or acts of theft, fraud, or violence could adversely affect our financial condition and results of operations.

A substantial majority of our account payments occur at our branches, either in person or by mail, and frequently consist of cash payments, which we deposit at local banks throughout the day. This business practice exposes us daily to the potential for employee theft of funds or, alternatively, to theft and burglary due to the cash we maintain in our branches. Despite controls and procedures to prevent such losses, we have sustained losses due to employee fraud (including collusion) and theft. We are also susceptible to break-ins at our branches, where money and/or customer records could be taken. A breach in the security of our branches or in the safety of our employees could result in employee injury, loss of funds or records, and adverse publicity, and could result in a loss of customer business or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as regulatory and operational risks related to our business, assets, and liabilities. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future.

We may be unsuccessful in maintaining effective internal controls over financial reporting and disclosure controls and procedures.

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

If material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future or if our controls and procedures fail or are circumvented, our consolidated financial statements may contain material misstatements, we could be required to restate our financial results, we may be unable to produce accurate and timely financial statements, and we may be unable to maintain compliance with applicable stock exchange listing requirements, any of which could have a material adverse effect on our business, results of operations, financial condition, and stock price. The discovery of a material weakness and the disclosure of that fact, even if quickly remediated, could reduce the market value of shares of our common stock. Additionally, the existence of any material weakness or significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiency, and management may not be able to remediate any such material weaknesses or significant deficiency in a timely manner. Undetected material weaknesses in our internal controls could lead to financial statement restatements, which could have a material adverse effect on our business, financial condition, and results of operation.

If our estimates of reserves for credit losses are not adequate to absorb actual losses, our provision for credit losses would increase, which would adversely affect our results of operations.

We maintain an allowance for credit losses for all loans we make. To estimate the appropriate level of credit loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding; delinquency levels, roll rates, and trends; historical credit losses; our current collection patterns; and economic trends. Our methodology for establishing our reserves for credit losses is based in large part on our delinquency roll rates and our historic loss experience. If customer behavior changes as a result of economic, political, social, or other conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our credit loss reserves, our provision may be inadequate. During fiscal 2016, our provision for credit losses was $63.0 million, and we had net credit losses of $59.2 million related to losses on our loans. As of December 31, 2016, our finance receivables were $717.8 million. Maintaining the adequacy of our allowance for credit losses may require that we make significant and unanticipated increases in our provisions for credit losses, which would materially affect our results of operations. Our credit loss reserves, however, are estimates, and if actual credit losses are materially greater than our credit loss reserves, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses.

If assumptions or estimates we use in preparing our financial statements are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.

We are required to use certain assumptions and estimates in preparing our financial statements under U.S. Generally Accepted Accounting Principles (“GAAP”), including in determining allowances for credit losses, fair value of financial instruments, asset impairment, reserves related to litigation and other legal matters, valuation of income, and other taxes and regulatory exposures. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair value of our financial instruments. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.

In addition, the Financial Accounting Standards Board (“FASB”) is currently reviewing or proposing changes to several financial accounting and reporting standards that govern key aspects of our financial statements, including areas where assumptions or estimates are required. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and Note 2 (Significant Accounting Policies) of our audited consolidated financial statements.

We depend to a substantial extent on borrowings under our senior revolving credit facility to fund our liquidity needs.

We have a senior revolving credit facility committed through August 2019 that allows us to borrow up to $585.0 million, assuming we are in compliance with a number of covenants and conditions. The credit facility also has an accordion provision that allows for the expansion of the facility up to $650.0 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables (other than those held by Regional Management Receivables, LLC, as described below) and equity interests of the majority of our subsidiaries. As of December 31, 2016, the amount outstanding under our senior revolving credit facility was $452.8 million and we had $132.2 million of unused capacity on the credit facility (subject to certain covenants and conditions). During fiscal 2016, the maximum amount of borrowings outstanding under the facility at any one time was $455.9 million. We use our senior revolving credit facility as a source of liquidity, including for working capital and to fund the loans we make to our customers. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us on favorable terms or at all. In addition, we cannot be certain that we will be able to replace the amended and restated senior revolving credit facility when it matures on favorable terms or at all. If any of these events occur, our business, results of operations, and financial condition could be adversely affected.

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

The credit agreement governing our senior revolving credit facility contains a number of covenants that could adversely affect our business and the flexibility to respond to changing business and economic conditions or opportunities. Among other things, these covenants limit our ability to:

•	incur or guarantee additional indebtedness;

•	purchase loan portfolios in bulk;

•	pay dividends or make distributions on our capital stock or make certain other restricted payments;

•	sell assets, including our loan portfolio or the capital stock of our subsidiaries;

•	enter into transactions with our affiliates;

•	offer certain loan products;

•	create or incur liens; and

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

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

In addition, the $75.7 million amortizing asset-backed loan resembles a securitization of asset-backed securities transaction. The Dodd-Frank Act (defined below) may adversely affect the securitization market because it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are transferred, sold, or conveyed through issuance of asset-backed securities. These regulations and others may result in additional costs or limit our ability to securitize loans or engage in similar transactions in the future.

We are subject to interest rate risk resulting from general economic conditions and policies of various governmental and regulatory agencies.

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Furthermore, market conditions or regulatory restrictions on interest rates we charge may prevent us from passing any increases in interest rates along to our customers. We originate finance receivables at either prevailing market rates or at statutory limits. Subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.4 times per year from cash payments, renewals, and charged-off loans. Because our automobile loans have longer maturities and typically are not refinanced prior to maturity, the rate of turnover of the loan portfolio may change as these loans change as a percentage of our portfolio.

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

Our primary regulators are the state regulators for the states in which we operate: Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. We operate each of our branches under licenses granted to us by these state regulators. State regulators may enter our branches and conduct audits of our records and practices at any time, with or without notice. If we fail to observe, or are not able to comply with, applicable legal requirements, we may be forced to discontinue certain product offerings, which could adversely affect our business, results of operations, and financial condition. In addition, violation of these laws and regulations could result in fines and other civil and/or criminal penalties, including the suspension or revocation of our branch licenses, rendering us unable to operate in one or more locations. All of the states in which we operate have laws governing the interest rates and fees that we can charge and required disclosure statements, among other restrictions. Violation of these laws could involve penalties requiring the forfeiture of principal and/or interest and fees that we have charged. Depending on the nature and scope of a violation, fines and other penalties for noncompliance of applicable requirements could be significant and could have a material adverse effect on our business, results of operation, and financial condition.

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

State and federal legislatures and regulators may also seek to impose new requirements or interpret or enforce existing requirements in new ways. Changes in current laws or regulations or the implementation of new laws or regulations in the future may restrict our ability to continue our current methods of operation or expand our operations. Additionally, these laws and regulations could subject us to liability for prior operating activities or lower or eliminate the profitability of operations going forward by, among other things, reducing the amount of interest and fees we charge in connection with our loans or limiting the types of insurance and other ancillary products that we may offer to our customers. If these or other factors lead us to close our branches in a state, in addition to the loss of net revenues attributable to that closing, we would incur closing costs such as lease cancellation payments and we would have to write off assets that we could no longer use. If we were to suspend rather than permanently cease our operations in a state, we would also have continuing costs associated with maintaining our branches and our employees in that state, with little or no revenues to offset those costs.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations, such as local zoning regulations. Local zoning boards and other local governing bodies have been increasingly restricting the permitted locations of consumer finance companies. Any future actions taken to require special use permits for or impose other restrictions on our ability to provide products could adversely affect our ability to expand our operations or force us to attempt to relocate existing branches. If we were forced to relocate any of our branches, in addition to the costs associated with the relocation, we may be required to hire new employees in the new areas, which may adversely impact the operations of those branches. Relocation of an existing branch may also hinder our collection abilities, as our business model relies in part on the location of our branches being close to where our customers live in order to successfully collect on outstanding loans.

Changes in laws or regulations may have a material adverse effect on all aspects of our business in a particular state and on our overall business, results of operations, and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) authorizes the Consumer Financial Protection Bureau (the “CFPB”) to adopt rules and undertake supervisory and enforcement activity that could potentially have a serious impact on our ability to offer installment loans or otherwise materially and adversely affect our operations and financial performance.

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

Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as traditional installment loans, should be a regulatory priority, and it is possible that the CFPB could propose and adopt rules making the products that we offer materially less profitable or impractical. Further, the CFPB may target specific features of loans or loan practices, such as refinancings, by rulemaking that could cause us to cease offering certain products or cease engaging in certain practices. It is possible that the CFPB will adopt and finalize rules that specifically restrict refinancings of existing loans. Our refinancings of existing loans are divided into three categories: refinancings of loans in an amount greater than the original loan amount, renewals of existing loans at or below the original loan amount, and renewals of existing loans that are 60 or more days past due, which represented 42.2%, 20.0%, and 0.9%, respectively, of our loan originations in 2016. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future products or lines of business or on our methods of servicing our loans. For example, the CFPB has indicated that it is considering issuing proposed rules covering debt collection activities by first-party lenders. Any such rules could have a material adverse effect on our business, results of operation, and financial condition.

The Dodd-Frank Act also gives the CFPB the authority to examine and regulate entities it classifies as a “larger participant of a market for other consumer financial products or services.” The CFPB has indicated that it anticipates acting in 2017 to issue a proposed rule defining larger participants in the installment lending market. The rule will likely cover only the largest installment lenders, and we do not yet know whether the definition will cover us. If we are covered by the final larger participant rule for the installment lending market, we will be subject to CFPB supervisory examinations. In June 2015, the CFPB adopted a rule defining larger participants of the automobile financing market as nonbank lenders that have at least 10,000 aggregate annual originations. In addition, this rule defined the term “financial product or service” to include refinancings and certain automobile leases but to exclude title loans. While our automobile purchase loan originations at this time do not qualify us as a larger participant in the automobile financing market, an expansion of our automobile lending operations may in the future cause us to qualify as a larger participant in the automobile financing market.

In June 2016, the CFPB announced a proposed rule under its unfair, deceptive, and abusive acts and practices rulemaking authority relating to payday, vehicle title, and certain other loans, including certain types of installment loans. The proposal covers short-term loans with a contractual term of 45 days or less, as well as certain “longer-term loans” with a term of longer than 45 days with a total cost of credit in excess of 36% in which the lender has either a non-purchase money security interest in the consumer’s vehicle or certain rights to collect repayment from the consumer’s bank account or paycheck. While we do not originate loans with a contractual term of 45 days or less, we do originate longer-term loans with an “all in” annual percentage rate of interest in excess of 36% and take a non-purchase money security interest in a vehicle. The proposal requires a lender, as a condition of making a covered longer-term loan, to first make a good-faith reasonable determination that the consumer has the ability to repay the covered longer-term loan without re-borrowing or defaulting. The proposal also requires lenders to verify income, “major financial obligations,” basic living expenses, and borrowing history. Lenders would also be required to determine that a consumer is able to make all projected payments under the covered longer-term loan as those payments are due, while still fulfilling other major financial obligations and meeting basic living expenses. This ability to repay assessment would apply to both the initial longer-term loan and to any subsequent refinancing. In addition, the proposal includes a rebuttable presumption that customers seeking to refinance a covered longer-term loan lack an “ability to repay” if certain conditions exist at the time of the proposed refinancing. The proposed rule is subject to several procedural requirements and to possible change before any final rule is issued and implemented, and we cannot predict what the ultimate rulemaking will provide. These proposals, if and when implemented in final rulemaking, may require changes to our practices and procedures regarding such loans that could materially and adversely affect our ability to make such loans, the cost of making such loans, our ability to, or the frequency with which we are able to, refinance any such covered loans, or the profitability of such loans.

In May 2016, the CFPB announced a proposed rule to regulate the use of arbitration agreements in consumer financial products and services. The proposal applies to installment loans, credit cards, checking and deposit accounts, prepaid cards, money transfer services, auto title loans, small dollar or payday loans, and several other types of financial products or services. The proposal requires any arbitration agreement subject to the rule to provide explicitly that the arbitration agreement is inapplicable to cases filed in court on behalf of a class unless and until class certification is denied or the class claims are dismissed. The proposal also requires persons subject to the rulemaking, and who continue to use arbitration agreements, to submit information on initial claim filings and awards to the CFPB. Such claims or awards information could ultimately be published by the CFPB. These proposals may have a direct material impact on our operations by increasing our litigation costs and requiring us to incur expenses related to the modification of our contracts to comply with the rule. In addition, any publication of claims or awards involving us could result in reputational damage.

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

Although many of the regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant legislation may be interpreted and enforced or the full extent to which implementing regulations and supervisory policies may affect us. Finally, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act and rules promulgated thereunder, including those provisions establishing the CFPB and the rules and regulations proposed and enacted by the CFPB, may be revised, repealed, or amended. There can be no assurance that these or future reforms will not significantly impact our business, financial condition and results of operations.

We sell certain of our loans, including, in some instances, charged-off loans and loans where the borrower is in default. This practice could subject us to heightened regulatory scrutiny, which may expose us to legal action, cause us to incur losses, and/or limit or impede our collection activity.

On December 23, 2015, we sold approximately $112 million of our existing charged-off loan portfolio and committed to the sale of the forward flow of accounts charged off between November 2015 and October 2016. In January 2017, we elected to extend the forward-flow arrangement for a term of an additional three months, and we expect to continue to sell our forward flow of charged-off accounts to one or more buyers indefinitely into the future. As part of our business model, we may purchase and sell other finance receivables in the future, including loans that have been charged-off and loans where the borrower is in default. The CFPB and other regulators recently have significantly increased their scrutiny of debt sales, especially delinquent and charged-off debt. The CFPB has criticized sellers of debt for insufficient documentation to support and verify the validity or amount of the debt. It has also criticized debt collectors for, among other things, collection tactics, attempting to collect debts that are no longer valid, misrepresenting the amount of the debt, and not having sufficient documentation to verify the validity or amount of the debt. Accordingly, our sales of loans could expose us to lawsuits or fines by regulators if we do not have sufficient documentation to support and verify the validity and amount of the loans underlying the transactions, or if we or purchasers of our loans use collection methods that are viewed as unfair, deceptive, or abusive. In addition, our collections could suffer and we may incur additional expenses if we are required to change collection practices or stop collecting on certain debts as a result of a lawsuit or action on the part of regulators.

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

Rising health care costs and continuing uncertainties concerning the implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 and similar laws may have a material adverse effect on our business and financial performance.

Despite our efforts to control costs while still providing competitive health care benefits to our employees, significant increases in health care costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective. In March 2010, the federal Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 became law. While we have performed an analysis regarding the anticipated impact of these laws on our cost structure, we may be unable to accurately predict the impact of this federal health care legislation on our health care benefit costs due to continued uncertainty with respect to implementation of such legislation as a result of the changing political environment, including the potential full or partial repeal of the PPACA and the effects of any replacement federal health care legislation. Significant increases in costs due either to the PPACA or general health care cost increases are likely and could adversely impact our operating results, as there is no assurance that we will be able to absorb, pass through, and/or offset the costs of such legislation.

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

The market price of our common stock has been highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies, speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments, adverse publicity about the industries we participate in, or individual scandals, and in response the market price of shares of our common stock could decrease significantly.

In the past several years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, Securities and Exchange Commission (“SEC”) investigations and securities class action litigation have sometimes been instituted against these companies. We currently are subject to a securities class action lawsuit described in Item 3, “Legal Proceedings” of this Annual Report on Form 10-K. The securities class action lawsuit and any further legal proceedings of this nature that may be instituted against us could result in substantial costs and a diversion of our management’s attention and resources.

We have no current plans to pay cash dividends on our common stock for the foreseeable future.

We do not expect to pay cash dividends for the foreseeable future. Instead, we intend to retain future earnings, if any, for future operation, expansion, and debt repayment. The declaration, amount, and payment of any future cash dividends on shares of common stock will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of cash dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay cash dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior revolving credit facility. As a result, investors may need to rely on sales of their common stock after price appreciation, which may not occur, as the only way to realize future gains on their investment.

Your stock ownership may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, or otherwise.

We have approximately 987 million shares of common stock authorized but unissued, as of February 9, 2017. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. On April 22, 2015, our stockholders approved the Regional Management Corp. 2015 Long-Term Incentive Plan (the “2015 Plan”). Subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of our common stock that may be issued under the 2015 Plan may not exceed the sum of (a) 350,000 shares plus (b) any shares (i) remaining available for the grant of awards as of the effective date under the 2007 Management Incentive Plan (the “2007 Plan”) or the 2011 Stock Incentive Plan (the “2011 Plan”), and/or (ii) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires or lapses. We have 314,164 shares available for issuance under the 2015 Plan, as of February 9, 2017. In addition, our Board may recommend in the future that our stockholders approve new stock plans. Any common stock that we issue, including under our 2015 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate.

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

As a public company, we are subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we will need to commit significant resources, hire additional staff, and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational, and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We expect to incur significant annual expenses related to these steps and, among other things, additional directors and officers liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal, and administrative personnel, increased auditing and legal fees, and similar expenses.

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

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by our non-employee directors and their affiliates.

Certain of our non-employee directors and their affiliates are in the business of providing buyout capital and growth capital to developing companies and may acquire interests in businesses that directly or indirectly compete with certain portions of our business. Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us, on the one hand, and certain of our non-employee directors and their affiliates, on the other hand. As set forth in our amended and restated certificate of incorporation, such non-employee directors and their affiliates shall not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Therefore, a non-employee director of our company may pursue certain acquisition opportunities that may be complementary to our business and, as a result, such acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by such non-employee directors to themselves or their other affiliates instead of to us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

In October 2016, in order to accommodate our growth, we relocated our headquarters operations to an approximately 51,700 square foot leased facility in Greer, South Carolina, a town located outside of Greenville, South Carolina. Our headquarters operations previously were located in five office buildings in Greenville, South Carolina. Of the five office buildings that we previously occupied, we owned two buildings and leased three buildings. As of January 31, 2017, we are under contract to sell the two buildings that we own and the leases on each of the three other buildings have expired.

As of February 9, 2017, each of our 339 branches is leased under fixed term lease agreements. Our branches are located throughout South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, New Mexico, Georgia, and Virginia, and the average branch size is approximately 1,500 square feet.

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

On March 30, 2016, the Court granted the Defendants’ motion to dismiss the second amended complaint in its entirety. On May 23, 2016, the Plaintiffs moved for leave to file a third amended complaint. The Defendants’ opposition brief was filed on June 9, 2016, and the Plaintiffs’ reply was filed on June 20, 2016. On January 27, 2017, the Court denied the Plaintiffs’ motion for leave to file a third amended complaint and directed entry of final judgment in favor of the Defendants. On January 30, 2017, the Court entered final judgment in favor of the Defendants. The Plaintiffs have until March 1, 2017 to appeal the Court’s decision. The Company believes that the claims against it are without merit and will continue to defend against the litigation vigorously.

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

In addition, as of December 31, 2016, the Company was involved in a purchase price dispute stemming from the Company’s acquisition of certain consumer loan receivables in 2012. The dispute was submitted to a large public accounting firm for resolution and determination of the final purchase price for such receivables pursuant to the terms of the purchase agreement. The accounting firm had the discretion to calculate a final purchase price between $27.9 million and $29.9 million, based upon the arguments, purchase price calculations, and support submitted by the parties. As of December 31, 2016, the Company had paid $28.1 million toward the purchase price and had accrued a reserve of an additional $0.5 million for the matter. On February 2, 2017, the accounting firm issued its determination that the final purchase price for the consumer loan receivables was $28.67 million. The accounting firm’s decision as to the final purchase price resolves the material aspects of this litigation matter.

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

Market Information

Our common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “RM” since March 28, 2012. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low intra-day sale prices of our common stock on the NYSE. The last reported sale price of our common stock on the NYSE on February 9, 2017, was $22.14 per share.

	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$17.17	$11.94
Second Quarter	18.71	13.40
Third Quarter	22.21	14.15
Fourth Quarter	26.89	21.00
Fiscal Year Ended December 31, 2015
First Quarter	$16.56	$13.79
Second Quarter	19.24	13.45
Third Quarter	20.27	14.25
Fourth Quarter	17.62	13.90

Holders

As of February 9, 2017, there were 15 registered holders of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by those record holders, but we believe that there were approximately 2,952 beneficial owners of our common stock as of January 30, 2017.

Non-Affiliate Ownership

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates, as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders as of June 30, 2016. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is included or incorporated by reference in Item 12, “Security Ownership of Certain Beneficial and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Dividend Policy

We did not pay any cash dividends in fiscal 2016 or fiscal 2015. We have no current plans to pay any cash dividends on our common stock for the foreseeable future and instead currently intend to retain earnings, if any, for future operations, expansion, and debt repayment.

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

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2016.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
2007 Management Incentive Plan(1)	234,844		5.46		—
2011 Stock Incentive Plan(2)	438,246	(4)	17.41	(5)	—
2015 Long-Term Incentive Plan(3)	834,947	(6)	16.66	(5)	161,277
Equity Compensation Plans Not Approved by Security Holders	—		—		—

Total:	1,508,037		14.66		161,277

(1)	Regional Management Corp. 2007 Management Incentive Plan, as amended (the “2007 Plan”). On April 22, 2015, the Company’s stockholders approved the Regional Management Corp. 2015 Long-Term Incentive Plan (the “2015 Plan”), at which time all shares then available for issuance under the 2007 Plan rolled over to the 2015 Plan. Awards may no longer be granted under the 2007 Plan. However, awards that are outstanding under the 2007 Plan will continue in accordance with their respective terms.
(2)	Regional Management Corp. 2011 Stock Incentive Plan, as amended (the “2011 Plan”). On April 22, 2015, the Company’s stockholders approved the 2015 Plan, at which time all shares then available for issuance under the 2011 Plan rolled over to the 2015 Plan. Awards may no longer be granted under the 2011 Plan. However, awards that are outstanding under the 2011 Plan will continue in accordance with their respective terms.
(3)	Regional Management Corp. 2015 Long-Term Incentive Plan. As of February 9, 2017, there were 314,164 shares that remained available for issuance under the 2015 Plan, which allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, unrestricted shares, restricted shares, restricted stock units, phantom stock awards, and awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of shares, including performance-based awards.
(4)	Includes 42,000 restricted stock units outstanding under the 2011 Plan. There is no exercise price associated with these restricted stock units.
(5)	Calculation excludes shares subject to restricted stock unit awards.
(6)	Includes 204,531 restricted stock units outstanding under the 2015 Plan and 95,449 restricted shares issuable pursuant to the key team member incentive program under the 2015 Plan. There is no exercise price associated with these restricted stock units or restricted shares.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended (the “Securities Act”).

The following graph shows a comparison from March 28, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2016, of the cumulative total return for our common stock, the NYSE Composite Index, and the NYSE Financial Sector Index. The graph assumes that $100 was invested at the market close on March 28, 2012, in the common stock of the Company, the NYSE Composite Index, and the NYSE Financial Sector Index, and data for the NYSE Composite Index and the NYSE Financial Sector Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated historical financial data set forth below for the years ended December 31, 2012, 2013, 2014, 2015, and 2016 are derived from audited consolidated financial statements. We derived the selected historical consolidated statement of income data for each of the years ended December 31, 2014, 2015, and 2016 and the selected historical consolidated balance sheet data as of December 31, 2015 and 2016 from our audited consolidated financial statements, which appear in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have derived the selected historical consolidated statement of income data for the years ended December 31, 2012 and 2013 and the selected historical consolidated balance sheet data as of December 31, 2012, 2013, and 2014 from our audited financial statements, which do not appear elsewhere in this Annual Report on Form 10-K.

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

	Year Ended December 31,
In thousands, except per share data	2016	2015	2014	2013	2012
Consolidated Statements of Income Data:
Revenue
Interest and fee income	$220,963	$195,794	$184,797	$152,343	$119,035
Insurance income, net, and other income	19,555	21,512	19,922	18,286	16,662

Total revenue	240,518	217,306	204,719	170,629	135,697
Expenses
Provision for credit losses	63,014	47,348	69,057	39,192	27,765
General and administrative expenses	118,632	115,598	96,776	71,039	55,558
Consulting and advisory fees(1)	—	—	—	—	1,451
Interest expense
Senior and other debt	19,924	16,221	14,947	14,144	10,580
Mezzanine debt(1)	—	—	—	—	1,030

Total interest expense	19,924	16,221	14,947	14,144	11,610

Total expenses	201,570	179,167	180,780	124,375	96,384

Income before income taxes	38,948	38,139	23,939	46,254	39,313
Income taxes	14,917	14,774	9,137	17,460	14,561

Net income	$24,031	$23,365	$14,802	$28,794	$24,752

Earnings per Share Data:
Basic earnings per share	$2.03	$1.82	$1.17	$2.29	$2.12
Diluted earnings per share	$1.99	$1.79	$1.14	$2.23	$2.07
Basic weighted-average shares	11,824	12,849	12,701	12,572	11,695
Diluted weighted-average shares	12,085	13,074	12,951	12,894	11,981
Consolidated Balance Sheet Data (at period end):
Finance receivables(2)	$717,775	$628,444	$546,192	$544,684	$439,474
Allowance for credit losses	(41,250)	(37,452)	(40,511)	(30,089)	(23,616)

Net finance receivables(3)	$676,525	$590,992	$505,681	$514,595	$415,858
Total assets	712,224	626,373	529,401	532,606	433,846
Long-term debt	491,678	411,177	341,419	362,750	292,379
Total liabilities	504,749	421,146	351,078	371,468	304,642
Total stockholders’ equity	$207,475	$205,227	178,323	161,173	129,204

(1)	On March 21, 2007, Palladium Equity Partners III, L.P. and Parallel 2005 Equity Fund, LP (which we sometimes refer to herein as our “sponsors”) acquired the majority of our outstanding common stock. In connection with the acquisition transaction, we issued $25.0 million of mezzanine debt at an interest rate of 18.375%, plus related fees, which we refinanced in 2007 and again in 2010 with Palladium Equity Partners III, L.P. and certain of our individual owners. Additionally, we paid the sponsors annual advisory fees of $675,000 in the aggregate and paid certain individual owners annual consulting fees of $450,000 in the aggregate, in each case, plus certain expenses. Following the closing of our initial public offering on April 2, 2012, we repaid the mezzanine debt in full with proceeds from the initial public offering and we terminated the consulting and advisory agreements following the payment of certain termination fees.
(2)	Finance receivables equal the total amount due from the customer, net of unearned finance charges and insurance premiums.
(3)	Net finance receivables equal the total amount due from the customer, net of unearned finance charges, insurance premiums, and allowance for credit losses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth elsewhere in this Annual Report on Form 10-K. The forward-looking information we have provided in this Annual Report on Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 339 locations in the states of Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia as of December 31, 2016. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, which includes our branches, direct mail campaigns, automobile dealerships, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•

Small Loans (≤$2,500) – As of December 31, 2016, we had approximately 267.8 thousand small installment loans outstanding, representing $358.5 million in finance receivables. This included 84.9 thousand small loan convenience checks, representing $96.9 million in finance receivables as of December 31, 2016.

•

Large Loans (>$2,500) – As of December 31, 2016, we had approximately 56.6 thousand large installment loans outstanding, representing $235.3 million in finance receivables. This included 1.6 thousand large loan convenience checks, representing $4.5 million in finance receivables as of December 31, 2016.

•

Automobile Loans – As of December 31, 2016, we had approximately 10.6 thousand automobile purchase loans outstanding, representing $90.4 million in finance receivables. This included 5.2 thousand indirect automobile loans and 5.4 thousand direct automobile loans, representing $46.1 million and $44.3 million in finance receivables, respectively.

•	Retail Loans – As of December 31, 2016, we had approximately 22.8 thousand retail purchase loans outstanding, representing $33.5 million in finance receivables.

•	Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

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

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacations, back-to-school, and holiday spending. With the exception of automobile and retail loans, loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first quarter of the year and rise throughout the remainder of the fiscal year. Consequently, we experience seasonal fluctuations in our operating results and cash needs.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 10.9% from $477.4 million in 2013 to $529.5 million in 2014, grew 8.2% to $572.8 million in 2015, and grew 14.8% to $657.4 million in 2016. We source our loans through our branches and our direct mail program, as well as through automobile dealerships, retail partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened 8, 31, and 36 net new branches in 2016, 2015, and 2014, respectively. We believe we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

Product Mix. We charge different interest rates and fees and are exposed to different credit risks with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we may further diversify our product mix in the future.

Asset Quality and Allowance for Credit Losses. Our results of operations are highly dependent upon the quality of our loan portfolio. We recorded a $63.0 million provision for credit losses during 2016 (or 9.6% of average finance receivables) and a $47.3 million provision for credit losses during 2015 (or 8.3% of average finance receivables). The quality of our loan portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as we grow our loan portfolio. In late 2014, we created a credit risk function and have been making changes to continue to improve our credit underwriting guidelines. We believe that these changes have impacted, and will continue to impact, our business and results of operations, and improved credit quality in our portfolio. We will continue to monitor how these changes impact our business and results of operations, and we will make further revisions to our credit underwriting guidelines when appropriate.

The allowance for credit losses calculation uses the current delinquency profile and historical delinquency roll rates as key data points in estimating the allowance. We believe that the primary underlying factors driving the provision for credit losses for each loan type are our underwriting standards, the general economic conditions in the areas in which we conduct business, portfolio growth, and the effectiveness of our collection efforts. In addition, the market for repossessed automobiles at auction is another underlying factor that we believe influences the provision for credit losses for automobile purchase loans and, to a lesser extent, large loans. We monitor these factors, and the amount and past due status of delinquencies for all loans one or more days past due, to identify trends that might require us to modify the allowance for credit losses.

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

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our receivable efficiency ratio (sum of general and administrative expenses divided by average finance receivables) was 18.0% in 2016, compared to 20.2% in 2015. The decrease was primarily due to non-operating compensation-related costs of $1.5 million incurred in 2015, retirement agreement costs of $0.5 million associated with our former Vice Chairman incurred in 2015, the discontinuation of our automobile allowance program around the end of 2015, and lower marketing expenses. While this ratio is relatively in line with industry standards, we have a number of initiatives underway that we believe will improve our operating leverage over the next couple of years, including the continued implementation of the Nortridge loan management system, which will allow us to accept electronic payments and reduce the amount of time it takes to originate a loan.

Components of Results of Operations

Interest and Fee Income. Our interest and fee income consists primarily of interest earned on outstanding loans. We cease accruing interest on a loan when the customer is contractually past due 90 days. Interest accrual resumes when the account is less than 90 days contractually past due. If the account is charged off, the interest accrual is reversed as a reduction of interest and fee income during the period the credit loss occurs.

Most states allow certain fees in connection with lending activities, such as loan origination fees, acquisition fees, and maintenance fees. Some states allow for higher fees while keeping interest rates lower. Loan fees are additional charges to the customer and are included in the annual percentage rate shown in the Truth in Lending disclosure we make to our customers. The fees may or may not be refundable to the customer in the event of an early payoff, depending on state law. Fees are accrued to income over the life of the loan on the constant yield method.

Insurance Income, Net. Our insurance income, net consists of revenue, net of expenses, from the sale of various optional payment and collateral protection insurance products offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. We offer optional credit life insurance, credit accident and health insurance, involuntary unemployment insurance, and personal property insurance. The type and terms of our optional insurance products vary from state to state based on applicable laws and regulations. In addition, we require property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party in lieu of purchasing property insurance from us. We also collect a fee for collateral protection and purchase non-filing insurance in lieu of recording and perfecting our security interest in the assets pledged on certain loans. We require proof of insurance for any vehicles securing loans. In addition, in select markets, we offer vehicle single interest insurance and a Guaranteed Asset Protection (“GAP”) waiver product. Vehicle single interest insurance provides coverage on automobiles used as collateral on small and large loans. This insurance affords the borrower flexibility regarding the requirement to maintain full coverage on the vehicle while also protecting the collateral used to secure the loan. The GAP waiver product reduces or eliminates any loan balance remaining following payment by a primary insurance carrier.

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

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans and net of commission on new business). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. We maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance companies. As of December 31, 2016, the restricted cash balance for these cash reserves was $3.9 million. The unaffiliated insurance companies maintain the reserves for non-life claims. Insurance income, net includes all of the above-described insurance premiums, claims, and expenses.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, fees for extending the due date of a loan and returned check charges are included in other income.

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we estimate as sufficient to maintain an allowance for credit losses at an adequate level to provide for estimated losses on the related finance receivables portfolio. Credit loss experience, delinquency of finance receivables, portfolio growth, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that reflects our estimate of losses over the effective life of our loan portfolios. Changes in our delinquency and credit loss rates may result in changes to our provision for credit losses. Future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance.

General and Administrative Expenses. Our general and administrative expenses are comprised of four categories: personnel, occupancy, marketing, and other. We measure our general and administrative expenses as a percentage of average finance receivables, which we refer to as our receivable efficiency ratio.

Our personnel expenses are the largest component of our general and administrative expenses and consist primarily of the salaries and wages, bonuses, benefits, and related payroll taxes associated with all of our branch, field, and home office employees.

Our occupancy expenses consist primarily of the cost of renting our branches, all of which are leased, as well as the utility, depreciation of leasehold improvements and furniture and fixtures, telecommunication, data processing, and other non-personnel costs associated with operating our branches.

Our marketing expenses consist primarily of costs associated with our direct mail campaigns (including postage and costs associated with selecting recipients) and maintaining our consumer website, as well as telephone directory advertisements and some local marketing by branches. These costs are expensed as incurred.

Other expenses consist primarily of legal, compliance, audit, consulting, director compensation, amortization of software licenses and implementation costs, bank service charges, office supplies, and credit bureau charges. We expect legal and compliance costs to remain elevated due to the regulatory environment in the consumer finance industry and as a result of certain litigation matters, including those discussed in Item 3, “Legal Proceedings.” For a discussion regarding how risks and uncertainties associated with legal proceedings and the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Item 1A, “Risk Factors”.

Interest Expense. Our interest expense consists primarily of paid and accrued interest for long-term debt, unused line fees, and amortization of debt issuance costs on long-term debt. Interest expense also includes costs attributable to the interest rate caps that we use to manage our interest rate risk. Changes in the fair value of the interest rate caps are reflected in interest expense.

Income Taxes. Income taxes consist primarily of state and federal income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The change in deferred tax assets and liabilities is recognized in the period the change occurs and the effects of future tax rate changes are recognized in the period when the enactment of new rates occurs.

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average receivables:

	Year Ended December 31,
	2016		2015		2014
In thousands	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$220,963	33.6%	$195,794	34.2%	$184,797	34.9%
Insurance income, net	9,456	1.4%	11,654	2.0%	10,673	2.0%
Other income	10,099	1.6%	9,858	1.7%	9,249	1.8%

Total revenue	240,518	36.6%	217,306	37.9%	204,719	38.7%

Expenses
Provision for credit losses	63,014	9.6%	47,348	8.3%	69,057	13.0%

Personnel	68,979	10.5%	69,247	12.1%	55,383	10.5%
Occupancy	20,059	3.1%	17,313	3.0%	14,760	2.8%
Marketing	6,837	1.0%	7,017	1.2%	6,330	1.2%
Other	22,757	3.4%	22,021	3.9%	20,303	3.8%

Total general and administrative	118,632	18.0%	115,598	20.2%	96,776	18.3%
Interest expense	19,924	3.1%	16,221	2.7%	14,947	2.9%

Income before income taxes	38,948	5.9%	38,139	6.7%	23,939	4.5%
Income taxes	14,917	2.2%	14,774	2.6%	9,137	1.7%

Net income	$24,031	3.7%	$23,365	4.1%	$14,802	2.8%

Comparison of December 31, 2016, Versus December 31, 2015

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $20.3 million, or 6.0%, to $358.5 million at December 31, 2016, from $338.2 million at December 31, 2015, despite the cross-sell of many small loan customers to large loans. The growth in receivables in branches opened in 2015 and 2016 contributed to the growth in overall small loans outstanding.

•	Large Loans (>$2,500) – Large loans outstanding increased by $88.8 million, or 60.6%, to $235.3 million at December 31, 2016 from $146.6 million at December 31, 2015. The increase was primarily due to the addition of expertise in this product type, increased marketing, and the cross-sell of many small loan customers to large loans.

•

Automobile Loans – Automobile loans outstanding decreased by $25.7 million, or 22.1%, to $90.4 million at December 31, 2016, from $116.1 million at December 31, 2015, as we began restructuring our automobile loan business to a centralized model in the fourth quarter of 2015. We expect that the automobile loan portfolio will liquidate at a slower rate in 2017 compared to 2016 and that a majority of the restructuring will be complete by the second quarter of 2017.

•

Retail Loans – Retail loans outstanding increased $5.9 million, or 21.4%, to $33.5 million at December 31, 2016, from $27.6 million at December 31, 2015. The increase in retail loans outstanding resulted from the additional relationships we established with new retailers, an increase in average loan amount, and an expansion of volume through our existing relationships.

	Finance Receivables by Product
In thousands	December 31, 2016	December 31, 2015	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$358,471	$338,157	$20,314	6.0%
Large loans	235,349	146,553	88,796	60.6%

Total core loans	593,820	484,710	109,110	22.5%
Automobile loans	90,432	116,109	(25,677)	(22.1)%
Retail loans	33,523	27,625	5,898	21.4%

Total finance receivables	$717,775	$628,444	$89,331	14.2%

Number of branches at period end	339	331	8	2.4%
Average finance receivables per branch	$2,117	$1,899	$218	11.5%

Comparison of the Year Ended December 31, 2016, Versus the Year Ended December 31, 2015

Net Income. Net income increased $0.7 million, or 2.9%, to $24.0 million in 2016, from $23.4 million in 2015. The increase was primarily due to an increase in revenue of $23.2 million, offset by an increase in provision for credit losses of $15.7 million, an increase in general and administrative expenses of $3.0 million, and an increase of $3.7 million in interest expense.

Revenue. Total revenue increased $23.2 million, or 10.7%, to $240.5 million in 2016, from $217.3 million in 2015. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $25.2 million, or 12.9%, to $221.0 million in 2016, from $195.8 million in 2015. The increase in interest and fee income was primarily due to a 14.8% increase in average finance receivables offset by a 0.6% yield decrease.

The following table sets forth the average finance receivables balance and average yield for each of our loan product categories:

	Average Finance Receivables for the Year Ended			Average Yields for the Year Ended
In thousands	December 31, 2016	December 31, 2015	YoY % Inc (Dec)	December 31, 2016	December 31, 2015	YoY Inc (Dec)
Small loans	$334,152	$316,945	5.4%	42.5%	43.9%	(1.4)%
Large loans	190,855	93,243	104.7%	28.8%	27.6%	1.2%
Automobile loans	102,023	137,249	(25.7)%	17.7%	19.0%	(1.3)%
Retail loans	30,321	25,392	19.4%	19.2%	18.8%	0.4%

Total interest and fee yield	$657,351	$572,829	14.8%	33.6%	34.2%	(0.6)%

Total revenue yield	$657,351	$572,829	14.8%	36.6%	37.9%	(1.3)%

Small loan yields decreased 1.4% compared to 2015 primarily due to a change in state mix of average finance receivables. Large loan yields increased 1.2% compared to 2015 as a result of adjusted pricing that reflects current market conditions. Automobile loan yields decreased 1.3% compared to 2015 due to our revised pricing model for our automobile loan program.

The following table represents the amount of loan originations and refinancing net of unearned finance charges:

	Net Loans Originated for the Year Ended
In thousands	December 31, 2016	December 31, 2015	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$580,936	$592,211	$(11,275)	(1.9)%
Large loans	250,862	173,560	77,302	44.5%
Automobile loans	37,038	41,621	(4,583)	(11.0)%
Retail loans	34,629	31,710	2,919	9.2%

Total finance receivables	$903,465	$839,102	$64,363	7.7%

Average finance receivables and net loans originated increased 14.8% and 7.7%, respectively, compared to 2015. Average finance receivables grew more than net loans originated primarily due to an increase in large loans average finance receivables of $97.6 million, or 104.7%, since December 31, 2015. Average finance receivables for large loans were 29.0% of total average finance receivables in 2016 compared to 16.3% in 2015. Our higher balance large loans amortize at a slower rate than our other core products due to longer contractual terms.

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 Increase (Decrease)
In thousands	Volume	Rate	Net
Small loans	$7,406	$(4,546)	$2,860
Large loans	28,073	1,186	29,259
Automobile loans	(6,339)	(1,641)	(7,980)
Retail loans	943	87	1,030

Total increase (decrease) in interest and fee income	$30,083	$(4,914)	$25,169

Insurance Income, Net. Insurance income, net decreased $2.2 million, or 18.9%, to $9.5 million in 2016 from $11.7 million in 2015. Insurance income, net as a percentage of average finance receivables decreased to 1.4% in 2016 from 2.0% in 2015. The decrease was primarily due to increased non-filing insurance claims expense in 2016 compared to 2015. Our average non-filing claim amount has increased during 2016 due to the growth of our large loan portfolio.

Other Income. Other income, which consists primarily of late charges, increased $0.2 million, or 2.4%, to $10.1 million in 2016 from $9.9 million in 2015. Other income represented 1.6% of average receivables in 2016 compared to 1.7% of average receivables in 2015.

Provision for Credit Losses. Our provision for credit losses increased $15.7 million, or 33.1%, to $63.0 million in 2016 from $47.3 million in 2015. The provision for credit losses represented 9.6% of average receivables in 2016 compared to 8.3% of average receivables in 2015. The increase in the provision for credit losses was due to the $2.0 million bulk sale of charged-off loans (“bulk sale”) in 2015, an increase in net credit losses of $6.8 million, and an increase in the estimated allowance of $6.9 million, primarily due to portfolio growth.

Net credit losses increased $8.8 million, or 17.5%, to $59.2 million in 2016 from $50.4 million in 2015. Net credit losses as a percentage of average receivables were 9.0% in 2016, compared to 8.8% in 2015. This increase was due to $2.0 million in proceeds from the bulk sale, representing 0.3% as a percentage of average receivables in 2015. In order to improve future net credit losses, we are utilizing more advanced analytical techniques we have recently developed to reduce lending to specific underperforming segments of our customer base. However, as a result of the higher late stage delinquencies at the end of 2016, we expect net credit losses in the first quarter of 2017 to be slightly higher sequentially compared to the fourth quarter of 2016.

We evaluate delinquency and losses in each of our loan categories in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables:

	December 31, 2016			December 31, 2015
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Small loans	$358,471	$21,770	6.1%	$338,157	$21,535	6.4%
Large loans	235,349	11,460	4.9%	146,553	5,593	3.8%
Automobile loans	90,432	5,910	6.5%	116,109	8,828	7.6%
Retail loans	33,523	2,110	6.3%	27,625	1,496	5.4%

Total	$717,775	$41,250	5.7%	$628,444	$37,452	6.0%

The allowance as a percentage of related finance receivables decreased to 5.7% as of December 31, 2016, from 6.0% as of December 31, 2015, due to lower 1 day and over past due rates and an improved net credit loss rate during the year ended December 31, 2016. The net credit loss rate and 1 day and over past due rates have improved due to the growth of large loans, which have lower net credit loss rates and delinquency compared to our other products.

Delinquencies 1 day and over past due as a percentage of total finance receivables decreased to 18.1% as of December 31, 2016, from 20.3% as of December 31, 2015. Delinquencies 30 days and over past due as a percentage of total finance receivables increased to 7.4% as of December 31, 2016, from 7.2% as of

December 31, 2015. The increase was primarily due to an increase in late stage delinquencies. The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	December 31, 2016		December 31, 2015
Allowance for credit losses	$41,250	5.7%	$37,452	6.0%
Current	587,202	81.9%	500,591	79.7%
1 to 29 days past due	77,106	10.7%	82,589	13.1%

Delinquent accounts:
30 to 59 days	16,727	2.3%	15,654	2.5%
60 to 89 days	11,641	1.6%	9,858	1.6%
90 to 119 days	10,021	1.4%	7,696	1.1%
120 to 149 days	8,205	1.1%	6,678	1.1%
150 to 179 days	6,873	1.0%	5,378	0.9%

Total contractual delinquency	$53,467	7.4%	$45,264	7.2%

Total finance receivables	$717,775	100.0%	$628,444	100.0%

1 day and over past due	$130,573	18.1%	$127,853	20.3%

	Contractual Delinquency by Product
In thousands	December 31, 2016		December 31, 2015
Small loans	$32,955	9.2%	$30,185	8.9%
Large loans	12,114	5.1%	4,945	3.4%
Automobile loans	6,300	7.0%	8,713	7.5%
Retail loans	2,098	6.3%	1,421	5.1%

Total contractual delinquency	$53,467	7.4%	$45,264	7.2%

In late 2014 and during 2015, we created a credit risk function, which has continued to improve our underwriting and servicing processes. We will continue to build out the full capabilities of the credit risk function and believe this investment will provide additional benefits in the future.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $3.0 million, or 2.6%, to $118.6 million in 2016 from $115.6 million in 2015. Our receivable efficiency ratio (general and administrative expenses as a percentage of average finance receivables) decreased to 18.0% during 2016 from 20.2% in 2015.

Despite adding 8 net branches and increasing finance receivables by $89.3 million, or 14.2%, since December 31, 2015, our operations general and administrative expenses decreased $0.2 million in 2016 compared to 2015. This decrease in expense is primarily due to improved efficiencies, which has allowed operations headcount to decrease to 1,239 from 1,350 at December 31, 2015. Home office general and administrative expenses increased $3.5 million in 2016 compared to 2015 primarily due to an increase in incentive plan expenses, new loan management system implementation costs, increased headcount, and the costs related to the transition to a new CEO. Marketing expenses decreased $0.2 million in 2016 compared to 2015. The increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which decreased $0.3 million, or 0.4%, to $69.0 million in 2016 from $69.2 million in 2015. We experienced several offsetting changes in personnel expense during 2016 compared to 2015. We incurred non-operating compensation-related costs during 2015 of $1.5 million related to a CEO restricted stock grant and $0.5 million related to the retirement agreement costs of our former Vice Chairman. Operations personnel expense decreased

$2.8 million in 2016 primarily due to lower branch incentive plan payouts achieved, more cost effective collection activities and the related reduction in automobile allowance expense, and the reduction in branch overtime expense. Home office salary expense increased $2.1 million in 2016 from added headcount during 2015 and 2016 primarily in our information technology and credit risk departments. Incentive compensation expense increased $3.0 million primarily due to the 2016 annual grant of awards under our long-term incentive plan, which have three-year performance targets. We expect incentive plan expense to increase in future years due to annual grants under our long-term incentive plan.

Occupancy. Occupancy expenses increased $2.7 million, or 15.9%, to $20.1 million in 2016 from $17.3 million in 2015. The increase in occupancy expenses was the result of new branches opened in late 2015 and early 2016, as well as expenses associated with a larger home office building. To accommodate our company’s growth, we signed an 11-year lease in May 2016 for a larger home office building that we began occupying in October 2016. The new lease will increase annual occupancy expense by approximately $0.6 million. Additionally, we frequently experience increases in rent as we renew existing branch leases.

Marketing. Marketing expenses decreased $0.2 million, or 2.6%, to $6.8 million in 2016 from $7.0 million in 2015. The decrease was primarily due to an 11.0% decrease in total direct mail marketing compared to 2015. The reduction in total mail quantity was the result of our efforts to fine-tune our processes to more efficiently target potential customers.

Other Expenses. Other expenses increased $0.7 million, or 3.3%, to $22.8 million in 2016 from $22.0 million in 2015. The increase was primarily due to a $0.8 million increase in non-operating expenses related to the implementation of the Nortridge loan management system and a $0.5 million increase in bank charges due to a higher branch count and increased fees for accepting debit card payments, partially offset by a decrease of $0.6 million in legal costs. In 2016, we began using the Nortridge loan management system in our North Carolina, Virginia, and New Mexico branches, and we expect to convert to the Nortridge loan management system in our remaining six states by the end of 2017. We expect technology costs to remain elevated in 2017 in connection with our efforts to transition to the Nortridge loan management system.

Interest Expense. Interest expense on long-term debt increased $3.7 million, or 22.8%, to $19.9 million in 2016 from $16.2 million in 2015. The increase was primarily due to stock repurchases of $25.0 million and loan growth, each of which contributed to an increase in the average balance of our senior revolving credit facility. The average cost of our long-term debt decreased 0.03% to 4.52% in 2016 from 4.55% in 2015.

Income Taxes. Income taxes increased $0.1 million, or 1.0%, to $14.9 million in 2016 from $14.8 million in 2015. The increase was primarily due to an increase in our net income before taxes. Also, our effective tax rate decreased 0.4% to 38.3% in 2016 from 38.7% in 2015. The decrease was primarily due to a lower amount of non-deductible compensation.

Comparison of December 31, 2015, Versus December 31, 2014

•

Small Loans (≤$2,500) – Small loans outstanding increased by $18.6 million, or 5.8%, to $338.2 million at December 31, 2015, from $319.5 million at December 31, 2014. The growth in receivables in branches opened in 2014 and 2015 contributed to the growth in overall small loans outstanding.

•

Large Loans (>$2,500) – Large loans outstanding increased by $100.4 million, or 217.6%, to $146.6 million at December 31, 2015 from $46.1 million at December 31, 2014. The increase was primarily due to the addition of expertise in this product type, increased marketing, and the cross-sell of many small loan customers to large loans.

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

	Finance Receivables by Product
In thousands	December 31, 2015	December 31, 2014	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$338,157	$319,533	$18,624	5.8%
Large loans	146,553	46,147	100,406	217.6%

Total core loans	484,710	365,680	119,030	32.6%
Automobile loans	116,109	154,382	(38,273)	(24.8)%
Retail loans	27,625	26,130	1,495	5.7%

Total finance receivables	$628,444	$546,192	$82,252	15.1%

Number of branches at period end	331	300	31	10.3%
Average finance receivables per branch	$1,899	$1,821	$78	4.3%

Comparison of the Year Ended December 31, 2015, Versus the Year Ended December 31, 2014

Net Income. Net income increased $8.6 million, or 57.9%, to $23.4 million in 2015, from $14.8 million in 2014. The increase was primarily due to a decrease in provision for credit losses of $21.7 million and an increase in revenue of $12.6 million. These increases were partially offset by an increase in general and administrative expenses of $18.8 million, an increase of $5.6 million in income taxes, and an increase of $1.3 million in interest expense.

Revenue. Total revenue increased $12.6 million, or 6.1%, to $217.3 million in 2015, from $204.7 million in 2014. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $11.0 million, or 6.0%, to $195.8 million in 2015, from $184.8 million in 2014. The increase was primarily due to an 8.2% increase in average finance receivables offset by a 0.7% yield decrease.

The following table sets forth the average finance receivables balance and average yield for each of our loan product categories:

	Average Finance Receivables for the Year Ended			Average Yields for the Year Ended
In thousands	December 31, 2015	December 31, 2014	YoY % Inc (Dec)	December 31, 2015	December 31, 2014	YoY Inc (Dec)
Small loans	$316,945	$288,712	9.8%	43.9%	46.7%	(2.8)%
Large loans	93,243	42,887	117.4%	27.6%	26.9%	0.7%
Automobile loans	137,249	169,607	(19.1)%	19.0%	19.7%	(0.7)%
Retail loans	25,392	28,295	(10.3)%	18.8%	18.4%	0.4%

Total interest and fee yield	$572,829	$529,501	8.2%	34.2%	34.9%	(0.7)%

Total revenue yield	$572,829	$529,501	8.2%	37.9%	38.7%	(0.8)%

Small loan yields decreased 2.8% compared to 2014 as more of our small loan customers originated loans with larger balances and longer maturities, which typically were priced at lower interest rates. The yield decline in 2015 was also due to the absence of the higher rate, lower credit quality convenience check loans originated in 2014.

The following table represents the balance of loan originations and refinancing net of unearned finance charges:

	Net Loans Originated for the Year Ended
In thousands	December 31, 2015	December 31, 2014	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$592,211	$592,854	$(643)	(0.1)%
Large loans	173,560	52,418	121,142	231.1%
Automobile loans	41,621	67,422	(25,801)	(38.3)%
Retail loans	31,710	31,236	474	1.5%

Total finance receivables	$839,102	$743,930	$95,172	12.8%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 Increase (Decrease)
In thousands	Volume	Rate	Net
Small loans	$12,691	$(8,199)	$4,492
Large loans	13,884	322	14,206
Automobile loans	(6,180)	(1,106)	(7,286)
Retail loans	(543)	128	(415)

Total increase (decrease) in interest and fee income	$19,852	$(8,855)	$10,997

Insurance Income, Net. Insurance income, net increased $1.0 million, or 9.2%, to $11.7 million in 2015, from $10.7 million in 2014. Insurance income, net as a percentage of average finance receivables remained constant at 2.0% in 2015 and 2014.

Other Income. Other income increased $0.6 million, or 6.6%, to $9.9 million in 2015 from $9.2 million in 2014. The largest component of other income is late charges, which increased $0.9 million in 2015. The increase in late charges was primarily due to the implementation of a late fee as part of the modernization of North Carolina’s consumer finance law and an 8.2% increase in average finance receivables. Other income represented 1.7% of average finance receivables in 2015 compared to 1.8% of average finance receivables in 2014.

Provision for Credit Losses. Our provision for credit losses decreased $21.7 million, or 31.4%, to $47.3 million in 2015 from $69.1 million in 2014. The provision for credit losses represented 8.3% of average receivables in 2015 compared to 13.0% of average receivables in 2014. Our provision for credit losses was impacted in 2014 by a charge to augment our allowance for credit losses, necessitated by a higher-than-normal proportion of lower credit quality convenience check loans originated in our summer convenience check campaigns.

Net credit losses decreased $8.2 million, or 14.0%, to $50.4 million in 2015 from $58.6 million in 2014. Net credit losses represented 8.8% of average receivables in 2015 compared to 11.1% of average receivables in 2014. Total net credit losses decreased in 2015 even though average receivables increased 8.2%. The decrease in net credit losses was partially due to the $2.0 million bulk sale in 2015, in addition to a $2.1 million one-time charge-off in 2014 resulting from the change in our charge-off policy.

We evaluate delinquency and losses in each of our loan categories in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables:

	December 31, 2015			December 31, 2014
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Small loans	$338,157	$21,535	6.4%	$319,533	$25,280	7.9%
Large loans	146,553	5,593	3.8%	46,147	1,980	4.3%
Automobile loans	116,109	8,828	7.6%	154,382	11,776	7.6%
Retail loans	27,625	1,496	5.4%	26,130	1,475	5.6%

Total	$628,444	$37,452	6.0%	$546,192	$40,511	7.4%

The allowance as a percentage of related finance receivables decreased to 6.0% as of December 31, 2015, from 7.4% as of December 31, 2014, due to lower delinquency and an improved net credit loss rate during 2015. The net credit loss rate and delinquency improved due to the growth of large loans, which have lower net credit loss rates and delinquency compared to our other products, and due to our overall improving credit profile.

We completed the bulk sale of our existing charged-off loan portfolio in December 2015, resulting in an increase in recoveries in the allowance for credit losses and a decrease in the provision for credit losses of $2.0 million during 2015. In addition, we committed to the sale of the forward flow of accounts charged off between November 2015 and October 2016. These transactions were executed from January through December 2016 and resulted in higher future recoveries compared to our run rate levels in the first three quarters of 2015.

Delinquencies 1 day and over past due as a percentage of total finance receivables decreased to 20.3% as of December 31, 2015, from 22.6% as of December 31, 2014. Delinquencies 30 days and over past due as a percentage of total finance receivables decreased to 7.2% at December 31, 2015, from 7.5% as of December 31, 2014. The decrease was primarily due to the absence of lower credit quality convenience check loans originated in 2014, and the benefit of improved underwriting and servicing activity during 2015. The following tables include delinquency balances by aging and by product:

	Contractual Delinquency by Aging
In thousands	December 31, 2015		December 31, 2014
Allowance for credit losses	$37,452	6.0%	$40,511	7.4%
Current	500,591	79.7%	422,342	77.4%
1 to 29 days past due	82,589	13.1%	82,714	15.1%

Delinquent accounts:
30 to 59 days	15,654	2.5%	15,951	2.9%
60 to 89 days	9,858	1.6%	9,624	1.8%
90 to 119 days	7,696	1.1%	6,899	1.2%
120 to 149 days	6,678	1.1%	4,988	0.9%
150 to 179 days	5,378	0.9%	3,674	0.7%

Total contractual delinquency	$45,264	7.2%	$41,136	7.5%

Total finance receivables	$628,444	100.0%	$546,192	100.0%

1 day and over past due	$127,853	20.3%	$123,850	22.6%

	Contractual Delinquency by Product
In thousands	December 31, 2015		December 31, 2014
Small loans	$30,185	8.9%	$27,412	8.6%
Large loans	4,945	3.4%	2,106	4.6%
Automobile loans	8,713	7.5%	10,302	6.7%
Retail loans	1,421	5.1%	1,316	5.0%

Total contractual delinquency	$45,264	7.2%	$41,136	7.5%

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $18.8 million, or 19.4%, to $115.6 million in 2015 from $96.8 million in 2014. Our receivable efficiency ratio (general and administrative expenses as a percentage of average receivables) increased to 20.2% in 2015 from 18.3% in 2014. This increase was primarily the result of 67 additional branches opened during 2014 and 2015, additional corporate office employees, and an increase in consulting, legal, compliance, compensation, and other costs. The increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $13.9 million, or 25.0%, to $69.2 million in 2015 from $55.4 million in 2014. This increase was primarily due to $5.0 million in additional costs related to the 67 branches opened in 2014 and 2015, $4.1 million of additional home office employees hired since 2014, non-operating compensation-related costs associated with a CEO restricted stock grant and the retirement agreement costs for our former Vice Chairman, the 2014 reversal of $1.4 million due to a change in our paid time off (“PTO”) policy, and a $1.2 million decrease in deferred loan origination costs (contra-expense) due to a lower count of loan originations compared to 2014. The additional home office employees strengthen our credit risk, internal audit, compliance, and other home office support functions.

Occupancy. Occupancy expenses increased $2.6 million, or 17.3%, to $17.3 million in 2015 from $14.8 million in 2014. The increase in occupancy expenses was the result of new branches opened. Additionally, we frequently experience increases in rent as we renew existing leases. At December 31, 2014, we had 300 branches; whereas, at December 31, 2015, we had 331 branches.

Marketing. Marketing expenses increased $0.7 million, or 10.9%, to $7.0 million in 2015 from $6.3 million in 2014. The increase was due to the increases in the volume of our mail campaigns, including convenience checks, invitations to apply, and pre-qualified offers, and to support our 31 new branches and grow our large loan product category.

Other Expenses. Other expenses increased $1.7 million, or 8.5%, to $22.0 million in 2015 from $20.3 million in 2014. The increase was primarily due to higher compliance and consulting costs.

Interest Expense. Interest expense on long-term debt increased $1.3 million, or 8.5%, to $16.2 million in 2015 from $14.9 in 2014. This increase was primarily due to the increase in the average balance of our senior revolving credit facility and the purchase of interest rate caps in April 2015. The average cost of our long-term debt increased 0.05% to 4.55% for the year ended December 31, 2015 from 4.50% for the prior period. The increase was primarily due to an increase in interest rate cap expense of $0.5 million.

Income Taxes. Income taxes increased $5.6 million, or 61.7%, to $14.8 million in 2015 from $9.1 million in 2014. The increase was primarily due to an increase in our net income before taxes. Also, our effective tax rate increased 0.5% to 38.7% in 2015 from 38.2% in 2014. The increase was primarily due to non-deductible compensation.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to expanding and maintaining our branch locations. In connection with our plans to expand our branch network and improve our technology infrastructure in future years, we will incur approximately $4.0 million to $10.0 million of capital expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility and the amortizing loan that we closed in December 2015. We believe that cash flow from operations and borrowings under our senior revolving credit facility and amortizing loan will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding finance receivables originated by those branches and our other branches for the next twelve months. From time to time, we have needed an increase in the borrowing limits under our senior revolving credit facility. We have successfully obtained such increases in the past; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed. We continue to seek ways to diversify our long-term funding sources, including through securitization of certain loans and other similar transactions.

As part of the $75.7 million amortizing asset-backed loan to Regional Management Receivables, LLC (“RMR”), $3.7 million of the cash received by RMR in December 2015 was deposited into a restricted cash reserve account to satisfy provisions of the credit agreement. These reserve requirements decreased to $1.7 million in June 2016 following our satisfaction of certain provisions of the credit agreement. This restricted cash reserve account requirement will remain at $1.7 million until the termination of the credit agreement. Additionally, the amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these accounts are remitted to a restricted cash collection account, which totaled $2.7 million as of December 31, 2016. On the closing date of this loan, RMR made certain representations and warranties about the quality and nature of these receivables. The credit agreement requires RMR to pay the administrative agent a release fee for the release of receivables in certain circumstances, including circumstances in which the representations and warranties made by RMR concerning the quality and characteristics of the receivables are inaccurate.

In February 2016, we announced that our Board of Directors had authorized the repurchase of up to $25.0 million of our common stock. The authorization was effective immediately and extended through December 31, 2017. On June 10, 2016, we announced that we had completed the stock repurchase program.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of December 31, 2016, these reserve requirements totaled $3.9 million.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $16.9 million, or 20.3%, to $99.9 million in 2016 from $83.0 million in 2015. The increase was primarily due to higher net income, before provision for credit losses, resulting from growth in the business.

Investing Activities. Investing activities consist of finance receivables originated and purchased, net change in restricted cash, the purchase of intangible assets, and the purchase of property and equipment for new and existing branches. Net cash used in investing activities for 2016 was $157.4 million compared to $146.5 million in 2015, a net increase of $10.8 million. The increase was primarily due to higher net originations of finance receivables, higher purchases of intangible assets and property and equipment, offset by the net change in restricted cash.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness, issuance of common stock, and repurchases of common stock. During 2016, net cash provided by financing activities was $54.2 million, a change of $12.9 million compared to the $67.2 million net cash provided by financing activities in 2015. The decrease in net cash provided by financing activities was primarily a result of an increase in net advances on long-term debt of $10.9 million offset by stock repurchases of $25.0 million.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into the fifth amended and restated senior revolving credit facility with a syndicate of banks in September 2015, which we subsequently amended in May 2016 and August 2016. The senior revolving credit facility provides for up to $585.0 million in availability, with a borrowing base of up to a maximum of 85% of eligible secured finance receivables and up to a maximum of 70% of eligible unsecured finance receivables, in each case, subject to adjustment at certain credit quality levels (83% and 68% as of December 31, 2016, respectively). The facility matures in August 2019 and has an accordion provision that allows for the expansion of the facility to $650.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one, two, three, four, and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. Alternatively, we may pay interest at a rate based on the prime rate (which was 3.75% as of December 31, 2016) plus a margin of 2.00%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $400.0 million. Excluding the receivables held by RMR, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $452.8 million at December 31, 2016, and the amount available for borrowing, but not yet advanced, was $58.2 million. At December 31, 2016, we were in compliance with our debt covenants. A year or more in advance of its August 2019 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Item 1A, “Risk Factors” for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Amortizing Loan. We entered into a credit agreement in December 2015 which provides for a $75.7 million amortizing loan to RMR that is secured by certain retail installment contracts and promissory notes secured by automobiles, light-duty trucks, minivans, sport utility vehicles, and other passenger vehicles (excluding motorcycles) which either indirectly or directly were originated by certain of our subsidiaries. Our outstanding debt under the credit agreement was $38.8 million at December 31, 2016.

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

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of December 31, 2016, the cash reserves were $3.9 million. We have also purchased a cash collateralized letter of credit in favor of the ceding company. As of December 31, 2016, the letter of credit was $2.0 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Principal payments on long-term debt obligations	$491,678	$21,585	$468,556	$1,537	$—
Interest payments on long-term debt obligations	51,046	19,420	31,603	23	—
Operating lease obligations	24,432	5,967	7,414	4,481	6,570

Total	$567,156	$46,972	$507,573	$6,041	$6,570

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

Credit Losses.

Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for future losses on our finance receivables. In the past, we charged credit losses against the allowance when management believed the finance receivable was no longer collectible (discretionary element) or when the account was 365 days contractually delinquent (time-based element). The factors used to determine whether a finance receivable is uncollectible were the age of the account, supervisory review of collection efforts, and other factors such as customers relocating to an area where collection is not practical. In September 2014, we changed the time-based element of the charge-off policy from 365 days contractually delinquent to 180 days contractually delinquent. In December 2014, we eliminated the discretionary element of the charge-off policy, subject to certain exceptions. Our policy for non-titled accounts in a confirmed bankruptcy is to charge them off at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. The updated policy improves consistency and creates better alignment with industry practice. Subsequent recoveries, if any, are credited to the allowance. Loss experience, effective loan life, contractual delinquency of finance receivables by loan type, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

We initiate repossession proceedings when, in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed vehicle inventory through public sales conducted by independent automobile auction organizations after the required post-repossession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

The allowance for credit losses consists of general and specific components. The general component of the allowance estimates credit losses for groups of finance receivables on a collective basis and relates to probable incurred losses of unimpaired finance receivables. Prior to September 30, 2016, the general component of the allowance was primarily based on historical loss rates. Effective September 30, 2016, it is based on delinquency roll rates. Our finance receivable types are stratified by delinquency stages, and the future monthly delinquency profiles and credit losses are projected forward using historical delinquency roll rates. We record a general allowance for credit losses that includes forecasted future credit losses over the estimated loss emergence period (the interval of time between the event which caused a borrower to default and our recording of the credit loss) for each finance receivable type.

We adjust the computed roll rate forecast as described above for qualitative factors based on an assessment of internal and external influences on credit quality that are not fully reflected in the roll rate forecast. Those qualitative factors include trends in growth in the loan portfolio, delinquency, unemployment, bankruptcy, operational risks, and other economic trends.

The specific component of the allowance for credit losses relates to impaired finance receivables, which include accounts for which a customer has initiated a bankruptcy filing and finance receivables that have been modified under our loss mitigation policies. Finance receivables that have been modified are accounted for as troubled debt restructurings. At the time of the bankruptcy filing or restructuring pursuant to a loss mitigation policy, a specific valuation allowance is established for such finance receivables within the allowance for credit losses. We compute the estimated loss on our impaired loans by discounting the projected cash flows at the original contract rates on the loan using the terms imposed by the bankruptcy court or restructured by us. This method is applied in the aggregate to each of our four classes of loans. In making the computations of the present value of cash payments to be received on impaired accounts in each product category, we use the weighted-average interest rates and weighted-average remaining term based on data as of each balance sheet date.

For customers in a confirmed Chapter 13 bankruptcy plan, we reduce the interest rate to that specified in the bankruptcy order and we receive payments with respect to the remaining amount of the loan from the bankruptcy trustee. For customers who recently filed for Chapter 13 bankruptcy, we generally does not receive any payments until their bankruptcy plan is confirmed by the court. If the customers have made payments to the trustee in advance of plan confirmation, we may receive a lump sum payment from the trustee once the plan is confirmed. This lump sum payment represents our pro-rata share of the amount paid by the customer. If a customer fails to comply with the terms of the bankruptcy order, we will petition the trustee to have the customer dismissed from bankruptcy. Upon dismissal, we restore the account to the original terms and pursue collection through our normal loan servicing activities.

If a customer files for bankruptcy under Chapter 7 of the bankruptcy code, the bankruptcy court has the authority to cancel the customer’s debt. If a vehicle secures a Chapter 7 bankruptcy account, the customer has the option of buying the vehicle at fair value or reaffirming the loan and continuing to pay the loan.

Prior to the charge-off policy change in September 2014, the specific component of the allowance for credit losses included a full valuation allowance for finance receivables that were contractually delinquent 180 days and over. The credit losses from the policy change were charged against this allowance as of September 2014.

Income Recognition.

Interest income is recognized using the interest method (constant yield method). Therefore, we recognize revenue from interest at an equal rate over the term of the loan. Unearned finance charges on pre-compute contracts are rebated to customers utilizing statutory methods, which in many cases is the sum-of-the-years’ digits method. The difference between income recognized under the constant yield method and the statutory method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent on a contractual basis. The accrual of income is not resumed until the account is less than 90 days contractually delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed. If the account is charged off, the interest income is reversed as a reduction of interest and fee income.

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

Insurance Operations.

Insurance operations include revenue and expense from the sale of optional insurance products to our customers. These optional products include credit life insurance, credit accident and health insurance, credit personal property insurance, vehicle single interest insurance, and involuntary unemployment insurance.

Share-Based Compensation.

We measure compensation cost for share-based awards at estimated fair value and recognize compensation expense over the service period for awards expected to vest. We use the closing stock price on the date of grant as the fair value of restricted stock awards. The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate, and expected life, changes to which can materially affect the fair value estimate. We estimate volatility using our historical stock prices. The risk-free rate is based on the zero coupon U.S. Treasury bond rate for the expected term of the award on the grant date. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Income Taxes.

We file income tax returns in the U.S. federal jurisdiction and in various states. We are generally no longer subject to federal, state, or local income tax examinations by taxing authorities before 2013, though we remain subject to examination in New Mexico and Texas for the 2011 and 2012 tax years.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2016, we had not taken any tax position that exceeds the amount described above.

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

Recently Issued Accounting Standards

See Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables at either prevailing market rates or at statutory limits. Our finance receivables are structured on a fixed rate, fixed term basis. Accordingly, subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.4 times per year from payments, renewals, and credit losses. Because our automobile loans have longer maturities and typically are not refinanced prior to maturity, the rate of turnover of the loan portfolio may change as these loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At December 31, 2016, our outstanding long-term debt under our senior revolving credit facility was $452.8 million and interest on borrowings under this facility was approximately 4.28% for the year ended December 31, 2016, including an unused line fee. Because the LIBOR interest rates are currently below the 1.00% floor provided for in our senior revolving credit facility, an increase of 100 basis points in the LIBOR interest rate would result in an increase of less than 100 basis points to our borrowing costs. Based on a LIBOR rate of 87.5 basis points and the outstanding balance at December 31, 2016, an increase of 100 basis points in the LIBOR would result in an increase of 87.5 basis points to our borrowing costs and would result in approximately $2.5 million of increased interest expense on an annual basis.

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

Fiscal Year Ended December 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Regional Management Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Regional Management Corp. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regional Management Corp. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Raleigh, North Carolina

February 10, 2017

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2016 and 2015

(in thousands, except par value amounts)

	2016	2015
Assets
Cash	$4,446	$7,654
Gross finance receivables	916,954	785,042
Unearned finance charges and insurance premiums	(199,179)	(156,598)

Finance receivables	717,775	628,444
Allowance for credit losses	(41,250)	(37,452)

Net finance receivables	676,525	590,992
Property and equipment	11,693	9,049
Restricted cash	8,297	10,506
Intangible assets	6,448	3,023
Deferred tax asset	33	1,982
Other assets	4,782	3,167

Total assets	$712,224	$626,373

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$491,678	$411,177
Unamortized debt issuance costs	(2,152)	(2,692)

Net long-term debt	489,526	408,485
Accounts payable and accrued expenses	15,223	12,661

Total liabilities	504,749	421,146
Commitments and Contingencies (Notes 6, 16, and 17)
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value, 1,000,000 shares authorized, 12,996 shares issued and 11,450 shares outstanding at December 31, 2016 and 12,914 shares issued and outstanding at December 31, 2015	1,300	1,291
Additional paid-in-capital	92,432	89,178
Retained earnings	138,789	114,758
Treasury stock, 1,546 shares at December 31, 2016	(25,046)	—

Total stockholders’ equity	207,475	205,227

Total liabilities and stockholders’ equity	$712,224	$626,373

The following table presents the assets and liabilities of our consolidated variable interest entity:

Assets
Cash	$36	$376
Finance receivables	41,244	80,309
Allowance for credit losses	(2,337)	(2,588)
Restricted cash	4,426	7,605
Other assets	201	36

Total assets	$43,570	$85,738

Liabilities
Net long-term debt	$37,898	$71,226
Accounts payable and accrued expenses	5	50

Total liabilities	$37,903	$71,276

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share amounts)

	2016	2015	2014
Revenue
Interest and fee income	$220,963	$195,794	$184,797
Insurance income, net	9,456	11,654	10,673
Other income	10,099	9,858	9,249

Total revenue	240,518	217,306	204,719

Expenses
Provision for credit losses	63,014	47,348	69,057

Personnel	68,979	69,247	55,383
Occupancy	20,059	17,313	14,760
Marketing	6,837	7,017	6,330
Other	22,757	22,021	20,303

Total general and administrative expenses	118,632	115,598	96,776

Interest expense	19,924	16,221	14,947

Income before income taxes	38,948	38,139	23,939
Income taxes	14,917	14,774	9,137

Net income	$24,031	$23,365	$14,802

Net income per common share:
Basic	$2.03	$1.82	$1.17

Diluted	$1.99	$1.79	$1.14

Weighted-average common shares outstanding:
Basic	11,824	12,849	12,701

Diluted	12,085	13,074	12,951

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016, 2015, and 2014

(in thousands)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2013	12,652	$1,265	$83,317	$76,591	$—	$161,173
Issuance of restricted stock awards	73	7	(7)	—	—	—
Exercise of stock options	46	5	118	—	—	123
Excess tax benefit from stock option exercises, net	—	—	161	—	—	161
Shares withheld related to net share settlement	(23)	(2)	(194)	—	—	(196)
Share-based compensation	—	—	2,260	—	—	2,260
Net income	—	—	—	14,802	—	14,802

Balance, December 31, 2014	12,748	$1,275	$85,655	$91,393	$—	$178,323

Issuance of restricted stock awards	108	11	(11)	—	—	—
Exercise of stock options	145	14	—	—	—	14
Excess tax benefit from stock option exercises, net	—	—	378	—	—	378
Shares withheld related to net share settlement	(87)	(9)	(534)	—	—	(543)
Share-based compensation	—	—	3,690	—	—	3,690
Net income	—	—	—	23,365	—	23,365

Balance, December 31, 2015	12,914	$1,291	$89,178	$114,758	$—	$205,227

Issuance of restricted stock awards	37	4	(4)	—	—	—
Exercise of stock options	203	20	—	—	—	20
Excess tax deficiency from stock option exercises, net	—	—	(35)	—	—	(35)
Repurchase of common stock	—	—	—	—	(25,046)	(25,046)
Shares withheld related to net share settlement	(158)	(15)	(493)	—	—	(508)
Share-based compensation	—	—	3,786	—	—	3,786
Net income	—	—	—	24,031	—	24,031

Balance, December 31, 2016	12,996	$1,300	$92,432	$138,789	$(25,046)	$207,475

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015, and 2014

(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$24,031	$23,365	$14,802
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	63,014	47,348	69,057
Depreciation and amortization	6,444	3,920	3,882
Loss on disposal of property and equipment	3	343	21
Accretion of discounts on purchased receivables	—	(27)	(85)
Share-based compensation	4,158	3,638	2,312
Fair value adjustment on interest rate caps	170	457	—
Deferred income taxes, net	1,902	(122)	(4,523)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(1,739)	1,788	(2,585)
Increase in other liabilities	1,925	2,329	2,966

Net cash provided by operating activities	99,908	83,039	85,847

Cash flows from investing activities:
Net origination of finance receivables	(148,548)	(132,632)	(59,962)
Purchase of intangible assets	(5,302)	(1,946)	(1,334)
(Increase) decrease in restricted cash	2,209	(8,605)	—
Purchase of property and equipment	(6,433)	(3,366)	(3,319)
Payment for business combination, net of cash	—	—	(128)
Proceeds from disposal of property and equipment	721	—	—

Net cash used in investing activities	(157,353)	(146,549)	(64,743)

Cash flows from financing activities:
Net proceeds from (payments on) amortizing loan	(33,968)	72,798	—
Net advances (payments) on senior revolving credit facility	114,567	(3,114)	(21,334)
Payments for debt issuance costs	(1,060)	(2,237)	(165)
Taxes paid related to net share settlement of equity awards	(487)	(721)	—
Excess tax benefits from exercise of stock options	231	426	167
Proceeds from exercise of stock options	—	—	119
Repurchase of common stock	(25,046)	—	—

Net cash provided by (used in) financing activities	54,237	67,152	(21,213)

Net change in cash	(3,208)	3,642	(109)
Cash at beginning of period	7,654	4,012	4,121

Cash at end of period	$4,446	$7,654	$4,012

Supplemental cash flow information
Interest paid	$17,590	$15,385	$14,367

Income taxes paid	$12,585	$12,449	$15,237

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, automobile loans, retail loans, and related payment and collateral protection insurance products. As of December 31, 2016, the Company operated branches in 339 locations in the states of Alabama (49 branches), Georgia (8 branches), New Mexico (19 branches), North Carolina (36 branches), Oklahoma (28 branches), South Carolina (72 branches), Tennessee (21 branches), Texas (98 branches), and Virginia (8 branches) under the name Regional Finance. The Company opened or acquired a net 8, 31, and 36 new branches during the years ended December 31, 2016, 2015, and 2014, respectively.

The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s small and large loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. With the exception of automobile and retail loans, loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first quarter of the year and rise throughout the remainder of the fiscal year. Consequently, the Company experiences seasonal fluctuations in its operating results and cash needs.

Note 2. Significant Accounting Policies

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

Reclassifications: Certain prior-period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Statement of cash flows: Cash flows from finance receivables and the Company’s long-term debt are reported on a net basis.

Finance receivables: The Company’s small loan portfolio is comprised of branch small loan receivables and convenience check receivables. Branch small loan receivables are direct loans to customers closed in the branch and are secured by non-essential household goods and, in some instances, an automobile. Convenience checks are direct loans originated by mailing checks to customers based on a pre-screening process that includes a review of the prospective customer’s credit profile provided by national credit reporting bureaus or data aggregators. A recipient of a convenience check is able to enter into a loan by endorsing and depositing or cashing the check. Large loan receivables are direct loans to customers and are typically secured by automobiles, other vehicles, and/or non-essential household goods. Automobile loan receivables consist of direct automobile purchase loans, which are originated at the dealership and closed in one of the Company’s branches, and indirect automobile purchase loans, which are originated and closed at a dealership in the Company’s network without the need for the customer to visit one of the Company’s branches. In each case, these automobile loans are collateralized primarily by the purchased automobiles and, in the case of indirect loans, are initiated by and purchased from automobile dealerships, subject to the Company’s credit approval. Retail loan receivables consist principally of retail installment sales contracts collateralized by the purchased furniture, appliances, and other retail items, and are initiated by and purchased from retailers, subject to the Company’s credit approval.

Credit losses: Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for future losses on the Company’s finance receivables. In the past, the Company charged credit losses against the allowance when management believed the finance receivable was no longer collectible (discretionary element) or when the account was 365 days contractually delinquent (time-based element). The factors used to determine whether a finance receivable is uncollectible were the age of the account, supervisory review of collection efforts, and other factors such as customers relocating to an area where collection is not practical. In September 2014, the Company changed the time-based element of the charge-off policy from 365 days contractually delinquent to 180 days contractually delinquent. In December 2014, the Company eliminated the discretionary element of the charge-off policy, subject to certain exceptions. The Company’s policy for non-titled accounts in a confirmed bankruptcy is to charge them off at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. The updated policy improves consistency and creates better alignment with industry practice. Subsequent recoveries, if any, are credited to the allowance. Loss experience, effective loan life, contractual delinquency of finance receivables by loan type, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

The allowance for credit losses consists of general and specific components. The general component of the allowance estimates credit losses for groups of finance receivables on a collective basis and relates to probable incurred losses of unimpaired finance receivables. Prior to September 30, 2016, the general component of the allowance was primarily based on historical loss rates. Effective September 30, 2016, it is based on delinquency roll rates. The Company’s finance receivable types are stratified by delinquency stages, and the future monthly delinquency profiles and credit losses are projected forward using historical delinquency roll rates. The Company records a general allowance for credit losses that includes forecasted future credit losses over the estimated loss emergence period (the interval of time between the event which caused a borrower to default and the Company’s recording of the credit loss) for each finance receivable type.

The Company adjusts the computed roll rate forecast as described above for qualitative factors based on an assessment of internal and external influences on credit quality that are not fully reflected in the roll rate forecast. Those qualitative factors include trends in growth in the loan portfolio, delinquency, unemployment, bankruptcy, operational risks, and other economic trends.

Impaired finance receivables: The specific component of the allowance for credit losses relates to impaired finance receivables, which include accounts for which a customer has initiated a bankruptcy filing and finance receivables that have been modified under Company loss mitigation policies. Finance receivables that have been modified are accounted for as troubled debt restructurings. At the time of the bankruptcy filing or restructuring pursuant to a loss mitigation policy, a specific valuation allowance is established for such finance receivables within the allowance for credit losses. The Company computes the estimated loss on its impaired loans by discounting the projected cash flows at the original contract rates on the loan using the terms imposed by the bankruptcy court or restructured by the Company. This method is applied in the aggregate to each of the Company’s four classes of loans. In making the computations of the present value of cash payments to be received on impaired accounts in each product category, the Company uses the weighted-average interest rates and weighted-average remaining term based on data as of each balance sheet date.

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

Prior to the charge-off policy change in September 2014, the specific component of the allowance for credit losses included a full valuation allowance for finance receivables that were contractually delinquent 180 days and over. The credit losses from the policy change were charged against this allowance as of September 2014.

Delinquency: The Company determines past due status using the contractual terms of the finance receivable. Delinquency is one of the primary credit quality indicators used to evaluate the allowance for credit losses for each class of finance receivables.

Repossessed assets: Repossessed collateral is valued at the lower of the receivable balance on the finance receivable prior to repossession or the estimated net realizable value. Management estimates net realizable value at the projected cash value upon liquidation, less costs to sell the related collateral.

Property and equipment: The Company leases its current headquarters building and owns certain of its prior headquarters buildings. Office buildings owned are depreciated using the straight-line method for financial reporting purposes over their estimated useful lives of thirty-nine years. Branch offices are leased under non-cancellable leases of one to seven years with renewal options. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Furniture and equipment are depreciated on the straight-line method over their estimated useful lives, generally three to five years. Maintenance and repairs are charged to expense as incurred.

Restricted cash: Restricted cash includes cash and cash equivalents for which the Company’s ability to withdraw funds is contractually limited. The Company’s restricted cash consists of cash reserves that are maintained as collateral for a letter of credit used to secure potential credit life insurance claims and cash restricted for debt servicing of the Company’s amortizing loan.

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

Income recognition: Interest income is recognized using the interest method (constant yield method). Therefore, the Company recognizes revenue from interest at an equal rate over the term of the loan. Unearned finance charges on pre-compute contracts are rebated to customers utilizing statutory methods, which in many cases is the sum-of-the-years’ digits method. The difference between income recognized under the constant yield method and the statutory method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent on a contractual basis. The accrual of income is not resumed until the account is less than 90 days contractually delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed. If the account is charged off, the interest income is reversed as a reduction of interest and fee income.

The Company recognizes income on credit life insurance using the sum-of-the-years’ digits or actuarial methods over the terms of the policies. The Company recognizes income on credit accident and health insurance using the average of the sum-of-the-years’ digits and the straight-line methods over the terms of the policies. The Company recognizes income on credit-related property and automobile insurance using the straight-line or sum-of-the-years’ digits methods over the terms of the policies. The Company recognizes income on credit-related involuntary unemployment insurance using the straight-line method over the terms of the policies. Rebates are computed using statutory methods, which in many cases match the GAAP method, and where it does not match, the difference between the GAAP method and the statutory method is recognized in income at the time of rebate.

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

Share-based compensation: The Company measures compensation cost for share-based awards at estimated fair value and recognizes compensation expense over the service period for awards expected to vest. The Company uses the closing stock price on the date of grant as the fair value of restricted stock awards. The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, risk-free interest rate, and expected life, changes to which can materially affect the fair value estimate. The Company estimates volatility using its historical stock prices. The risk-free rate is based on the zero coupon U.S. Treasury bond rate for the expected term of the award on the grant date. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Marketing costs: Marketing costs are expensed as incurred.

Income taxes: The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is generally no longer subject to federal, state, or local income tax examinations by taxing authorities before 2013, though the Company remains subject to examination in New Mexico and Texas for the 2011 and 2012 tax years.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2016, the Company had not taken any tax position that exceeds the amount described above.

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

In March 2016, the FASB issued an accounting update to simplify the accounting for share-based compensation, including the accounting for forfeitures, the statutory tax withholding requirements, the accounting for income taxes, and the classification of share-based compensation transactions in the statement of cash flows. The key provision of the update is the requirement for the excess tax benefits or tax deficiencies from the exercise or vesting of share-based awards to flow through the statement of income rather than through additional paid-in-capital on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. Beginning in 2017, the Company will recognize the excess tax benefits or deficiencies as income tax benefit or expense on the consolidated statements of income. Additionally, excess tax benefits or deficiencies will be classified within operating activities on the consolidated statements of cash flows.

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

In August 2016, the FASB issued an accounting update to provide specific guidance on certain cash flow classification issues to reduce diversity in practice. These issues include debt prepayment or extinguishment costs, contingent consideration payments after business combinations, beneficial interest in securitization transactions, and proceeds from insurance claims. This update is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the potential impact of the new standards on its consolidated financial statements.

In November 2016, the FASB issued an accounting update to address diversity in the classification of restricted cash transfers on the statement of cash flows. The amendment requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents. This update is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. At adoption, the Company will no longer report the changes in restricted cash as an investing activity. Instead, restricted cash will be included in the beginning and ending cash balances on the consolidated statements of cash flows. Additionally, the Company will present a reconciliation from the balance sheet cash and restricted cash with the beginning and ending cash used on the consolidated statements of cash flows.

In January 2017, the FASB issued an accounting update to simplify the subsequent measurement of goodwill. The amendment reduces the cost and complexity of evaluating goodwill for impairment by eliminating the second step in the goodwill impairment test. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The adoption of this accounting pronouncement will not impact the Company’s consolidated financial statements.

Note 3. Concentrations of Credit Risk

The Company’s portfolio of finance receivables is with customers living in five southeastern states (Alabama, Georgia, North Carolina, South Carolina, and Tennessee), three southwestern states (Oklahoma, New Mexico, and Texas), and one mid-Atlantic state (Virginia); consequently, such customers’ ability to honor their installment contracts may be affected by economic conditions in these areas. Additionally, the Company is exposed to a concentration of credit risk inherent in providing consumer finance products to borrowers who cannot obtain traditional bank financing.

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

Note 4. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

	December 31,
In thousands	2016	2015
Small loans	$358,471	$338,157
Large loans	235,349	146,553
Automobile loans	90,432	116,109
Retail loans	33,523	27,625

Finance receivables	$717,775	$628,444

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	December 31, 2016
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$288,983	80.6%	$204,063	86.8%	$66,936	74.0%	$27,220	81.2%	$587,202	81.9%
1 to 29 days past due	36,533	10.2%	19,172	8.1%	17,196	19.0%	4,205	12.5%	77,106	10.7%

Delinquent accounts
30 to 59 days	9,408	2.6%	3,948	1.7%	2,654	3.0%	717	2.2%	16,727	2.3%
60 to 89 days	7,110	2.0%	2,920	1.2%	1,171	1.3%	440	1.3%	11,641	1.6%
90 to 119 days	6,264	1.8%	2,271	1.0%	1,110	1.2%	376	1.1%	10,021	1.4%
120 to 149 days	5,424	1.5%	1,710	0.7%	743	0.8%	328	1.0%	8,205	1.1%
150 to 179 days	4,749	1.3%	1,265	0.5%	622	0.7%	237	0.7%	6,873	1.0%

Total delinquency	$32,955	9.2%	$12,114	5.1%	$6,300	7.0%	$2,098	6.3%	$53,467	7.4%

Total finance receivables	$358,471	100.0%	$235,349	100.0%	$90,432	100.0%	$33,523	100.0%	$717,775	100.0%

Finance receivables in nonaccrual status	$16,437	4.6%	$5,246	2.2%	$2,475	2.7%	$941	2.8%	$25,099	3.5%

	December 31, 2015
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$270,635	80.1%	$127,374	86.9%	$79,878	68.8%	$22,704	82.2%	$500,591	79.7%
1 to 29 days past due	37,337	11.0%	14,234	9.7%	27,518	23.7%	3,500	12.7%	82,589	13.1%

Delinquent accounts
30 to 59 days	8,841	2.6%	2,157	1.5%	4,119	3.5%	537	1.9%	15,654	2.5%
60 to 89 days	6,430	1.9%	1,153	0.8%	1,959	1.7%	316	1.1%	9,858	1.6%
90 to 119 days	5,620	1.6%	682	0.4%	1,147	1.0%	247	1.0%	7,696	1.1%
120 to 149 days	4,928	1.5%	574	0.4%	1,003	0.9%	173	0.6%	6,678	1.1%
150 to 179 days	4,366	1.3%	379	0.3%	485	0.4%	148	0.5%	5,378	0.9%

Total delinquency	$30,185	8.9%	$4,945	3.4%	$8,713	7.5%	$1,421	5.1%	$45,264	7.2%

Total finance receivables	$338,157	100.0%	$146,553	100.0%	$116,109	100.0%	$27,625	100.0%	$628,444	100.0%

Finance receivables in nonaccrual status	$14,914	4.4%	$1,635	1.1%	$2,635	2.3%	$568	2.1%	$19,752	3.1%

The allowance for credit losses consists of general and specific components. Prior to September 30, 2016, the general component estimated credit losses for groups of finance receivables on a collective basis and was primarily based on historical loss rates (adjusted for qualitative factors). Effective September 30, 2016 and forward, it is primarily based on delinquency roll rates. Delinquency roll rate modeling is forward-looking and common practice in the consumer finance industry. As a result of this change, the Company decreased the provision for credit losses for the year ended December 31, 2016 by $0.5 million, which increased net income by $0.3 million, or $0.03 diluted earnings per share.

In September 2014, the Company changed the time-based element of the charge-off policy from 365 days contractually delinquent to 180 days. The updated policy improves consistency and creates better alignment with industry practice. The policy change generated a one-time credit loss of $2.1 million as of September 2014. Prior to the charge-off policy change, the specific component of the allowance for credit losses included a full valuation allowance for finance receivables that were contractually delinquent 180 days or more. The $2.1 million in credit losses from the policy change were charged against this allowance as of September 2014 and, therefore, did not impact the provision for credit losses.

Prior to September 30, 2016, the general component of the allowance estimated credit losses for groups of finance receivables on a collective basis and was primarily based on historical loss rates. The September 2014 charge-off policy change modified this historical loss rate and the resulting general reserve. In addition, the Company converted bankrupt accounts with confirmed plans from the bankruptcy court from delinquent to current status. The bankrupt accounts continue to be accounted for as troubled debt restructurings and considered impaired finance receivables. As a net result of these changes, the Company increased the provision for credit losses by $0.3 million during the three months ended September 30, 2014, which decreased net income for the year ended December 31, 2014 by $0.2 million, or $0.02 diluted earnings per share.

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

Changes in the allowance for credit losses for the periods indicated are as follows:

	December 31,
In thousands	2016	2015	2014
Balance at beginning of year	$37,452	$40,511	$30,089
Provision for credit losses	63,014	47,348	69,057
Credit losses	(64,064)	(55,043)	(58,236)
Credit losses (180+ policy change)	—	—	(2,106)
Recoveries	4,848	4,636	1,707

Balance at end of year	$41,250	$37,452	$40,511

In December 2015, the Company began selling previously charged-off loans for all products in the portfolio to a third-party debt buyer. The proceeds from these sales were recognized as a recovery in the allowance for credit losses. Recoveries during the year ended December 31, 2015 included $2.0 million from the sale of charged-off loans. No sales of previously charged-off loans were made in 2014. In January 2016, the Company began selling the flow of charged-off loans. The flow sales were recognized as recoveries in the allowance for credit losses and a reduction of the provision for credit losses.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance January 1, 2016	Provision	Credit Losses	Recoveries	Balance December 31, 2016	Finance Receivables December 31, 2016	Allowance as Percentage of Finance Receivable December 31, 2016
Small loans	$21,535	$41,119	$(43,797)	$2,913	$21,770	$358,471	6.1%
Large loans	5,593	14,261	(8,946)	552	11,460	235,349	4.9%
Automobile loans	8,828	4,785	(8,886)	1,183	5,910	90,432	6.5%
Retail loans	1,496	2,849	(2,435)	200	2,110	33,523	6.3%

Total	$37,452	$63,014	$(64,064)	$4,848	$41,250	$717,775	5.7%

In thousands	Balance January 1, 2015	Provision	Credit Losses	Recoveries	Balance December 31, 2015	Finance Receivables December 31, 2015	Allowance as Percentage of Finance Receivable December 31, 2015
Small loans	$25,280	$33,428	$(40,059)	$2,886	$21,535	$338,157	6.4%
Large loans	1,980	6,032	(2,762)	343	5,593	146,553	3.8%
Automobile loans	11,776	6,285	(10,466)	1,233	8,828	116,109	7.6%
Retail loans	1,475	1,603	(1,756)	174	1,496	27,625	5.4%

Total	$40,511	$47,348	$(55,043)	$4,636	$37,452	$628,444	6.0%

In thousands	Balance January 1, 2014	Provision	Credit Losses	Credit Losses (180+ Policy Change)	Recoveries	Balance December 31, 2014	Finance Receivables December 31, 2014	Allowance as Percentage of Finance Receivable December 31, 2014
Small loans	$15,370	$50,755	$(40,697)	$(1,132)	$984	$25,280	$319,533	7.9%
Large loans	2,233	1,985	(2,334)	(203)	299	1,980	46,147	4.3%
Automobile loans	10,827	14,259	(12,939)	(688)	317	11,776	154,382	7.6%
Retail loans	1,659	2,058	(2,266)	(83)	107	1,475	26,130	5.6%

Total	$30,089	$69,057	$(58,236)	$(2,106)	$1,707	$40,511	$546,192	7.4%

Impaired finance receivables as a percentage of total finance receivables were 1.6% and 1.2% for the years ended December 31, 2016 and 2015, respectively. The following is a summary of finance receivables evaluated for impairment for the periods indicated:

	December 31, 2016
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$2,409	$6,441	$2,460	$101	$11,411
Finance receivables evaluated collectively	356,062	228,908	87,972	33,422	706,364

Finance receivables outstanding	$358,471	$235,349	$90,432	$33,523	$717,775

Impaired receivables in nonaccrual status	$288	$610	$175	$7	$1,080

Amount of the specific reserve for impaired accounts	$563	$1,216	$576	$19	$2,374

Amount of the general component of the allowance	$21,207	$10,244	$5,334	$2,091	$38,876

	December 31, 2015
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$1,009	$2,760	$3,370	$121	$7,260
Finance receivables evaluated collectively	337,148	143,793	112,739	27,504	621,184

Finance receivables outstanding	$338,157	$146,553	$116,109	$27,625	$628,444

Impaired receivables in nonaccrual status	$204	$83	$415	$17	$719

Amount of the specific reserve for impaired accounts	$266	$560	$862	$20	$1,708

Amount of the general component of the allowance	$21,269	$5,033	$7,966	$1,476	$35,744

Average recorded investment in impaired finance receivables for the periods indicated are as follows:

	December 31,
In thousands	2016	2015
Small loans	$1,686	$1,100
Large loans	4,478	1,523
Automobile loans	2,801	3,571
Retail loans	114	128

Total average recorded investment	$9,079	$6,322

It is not practical to compute the amount of interest earned on impaired loans.

Note 5. Property and Equipment

For the periods indicated, property and equipment consisted of the following:

	December 31,
In thousands	2016	2015
Land and building	$919	$919
Furniture, fixtures, and equipment	19,925	17,746
Leasehold improvements	7,476	4,548

Property and equipment cost	28,320	23,213
Less accumulated depreciation	16,627	14,164

Property and equipment, net of accumulated depreciation	$11,693	$9,049

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 totaled $3.1 million, $2.6 million, and $1.9 million, respectively.

Note 6. Leases

Future minimum rent commitments under non-cancellable operating leases in effect as of December 31, 2016 are as follows:

In thousands	Amount
2017	$5,967
2018	4,440
2019	2,974
2020	2,716
2021	1,765
Thereafter	6,570

Total	$24,432

Leases generally contain options to extend for periods from 1 to 10 years and the cost of such extensions is not included above. Rent expense for the years ended December 31, 2016, 2015, and 2014 equaled $7.0 million, $6.0 million, and $5.2 million, respectively. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance on properties that it leases.

Note 7. Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets:

	December 31, 2016			December 31, 2015
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software	$8,743	$(3,220)	$5,523	$4,173	$(2,338)	$1,835
Customer list	2,485	(2,276)	209	2,516	(2,044)	472
Goodwill	950	(234)	716	950	(234)	716

Total intangible assets	$12,178	$(5,730)	$6,448	$7,639	$(4,616)	$3,023

Intangible amortization expense for the years ended December 31, 2016, 2015, and 2014 totaled $1.9 million, $0.8 million, and $1.4 million, respectively. The following table sets forth the future amortization of intangible assets:

In thousands	Amount
2017	$1,909
2018	902
2019	692
2020	601
2021	601
Thereafter	1,027

Total	$5,732

The Company performs an annual impairment test on goodwill during the fourth quarter of each fiscal year. There were no goodwill additions or impairment losses for the years ended 2016 and 2015.

Note 8. Other Assets

Other assets include the following as of the periods indicated:

	December 31,
In thousands	2016	2015
Prepaid expenses	$2,561	$1,798
Card payments receivable	725	163
Repossessed assets	502	307
Credit insurance receivable	436	658
Other	558	241

Total	$4,782	$3,167

Note 9. Interest Rate Caps

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

	December 31,
In thousands	2016	2015
Balance at beginning of period	$120	$—
Purchases	112	577
Fair value adjustment included as an (increase) in interest expense	(170)	(457)

Balance at end of period, included in other assets	$62	$120

Note 10. Long-Term Debt

Following is a summary of the Company’s debt as of the periods indicated:

	December 31, 2016			December 31, 2015
In thousands	Long-term Debt	Unamortized Debt Issuance Costs	Net Long-term Debt	Long-term Debt	Unamortized Debt Issuance Costs	Net Long-term Debt
Senior revolving credit facility	$452,849	$(1,221)	$451,628	$338,281	$(1,022)	$337,259
Amortizing loan	38,829	(931)	37,898	72,896	(1,670)	71,226

Total	$491,678	$(2,152)	$489,526	$411,177	$(2,692)	$408,485

Unused amount of senior revolving credit facility (subject to borrowing base)	$132,151			$199,719

In August 2016, the Company amended its senior revolving credit facility by increasing availability under the facility from $538 million to $585 million, and extended the maturity of the facility from September 2018 to August 2019. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by the Company’s VIE, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries.

Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one and six months, with a LIBOR floor of 1.00%, plus a 3.00% margin. The one-month LIBOR was 0.88% and 0.50% at December 31, 2016 and 2015, respectively. Alternatively, the Company may pay interest at the prime rate plus a 2.00% margin. The prime rate was 3.75% and 3.50% at December 31, 2016 and 2015, respectively.

Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables plus 70% of eligible unsecured finance receivables. These rates are subject to adjustment at certain credit quality levels (83% secured and 68% unsecured as of December 31, 2016). As of December 31, 2016, the Company had $58.2 million of eligible capacity under the facility. The facility also contains restrictive covenants and monthly and annual reporting requirements to the banks. At December 31, 2016, the Company was in compliance with all debt covenants.

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

The amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these accounts are remitted to a restricted cash collection account, which totaled $2.7 million and $3.9 million as of December 31, 2016 and 2015, respectively. Cash inflows from the finance receivables are distributed to the lender and service providers in accordance with a monthly contractual priority of payments (waterfall) and, as such, the inflows are directed first to servicing fees. RMR pays a 4% servicing fee to the Company, which is eliminated in consolidation. Next, all cash inflows are directed to the interest, principal, and any adjustments to the reserve account of the amortizing loan and, thereafter, to the residual interest that the Company owns. Distributions from RMR to the Company are permitted under the credit agreement.

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

The carrying amount of VIE assets and liabilities are as follows:

	December 31,
In thousands	2016	2015
Assets
Cash	$36	$376
Finance receivables	41,244	80,309
Allowance for credit losses	(2,337)	(2,588)
Restricted cash	4,426	7,605
Other assets	201	36

Total assets	$43,570	$85,738

Liabilities
Net long-term debt	$37,898	$71,226
Accounts payable and accrued expenses	5	50

Total liabilities	$37,903	$71,276

Following is a summary of principal payments required on outstanding debt during each of the next five years:

In thousands	Amount
2017	$21,585
2018	11,185
2019	457,371
2020	1,537
2021	—

Total	$491,678

Note 11. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and restricted cash: Cash and restricted cash is recorded at cost, which approximates fair value due to its generally short maturity and highly liquid nature.

Finance receivables: Finance receivables are originated at prevailing market rates. The Company’s finance receivable portfolio turns approximately 1.4 times per year. The portfolio turnover is calculated by dividing cash payments, renewals, and net credit losses by the average finance receivables. Management believes that the carrying amount approximates the fair value of its finance receivable portfolio.

Interest rate caps: The fair value of the interest rate caps is the estimated amount the Company would receive to terminate the cap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	December 31, 2016		December 31, 2015
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$4,446	$4,446	$7,654	$7,654
Restricted cash	8,297	8,297	10,506	10,506
Level 2 inputs
Interest rate caps	62	62	120	120
Level 3 inputs
Net finance receivables	676,525	676,525	590,992	590,992
Repossessed assets	502	502	307	307
Liabilities
Level 3 inputs
Long-term debt	491,678	491,678	411,177	411,177

Certain of the Company’s assets carried at fair value are classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are carried at fair value. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2016 and 2015:

	Interest Rate Caps
In thousands	Total	Level 1	Level 2	Level 3
2016	$62	$—	$62	$—
2015	$120	$—	$120	$—

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the balance sheet by level within the hierarchy as of December 31, 2016 and 2015 for which a nonrecurring change in fair value has been recorded during the years ended December 31, 2016 and 2015:

	Repossessed Assets
In thousands	Total	Level 1	Level 2	Level 3	Total Losses
2016	$502	$—	$—	$502	$452
2015	$307	$—	$—	$307	$338

Note 12. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by individual states in which it operates.

Income tax expense was $14.9 million, $14.8 million, and $9.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, which differed from the amount computed by applying the federal income tax rate of 35% to total income before income taxes as a result of the following:

	Year Ended December 31,
In thousands	2016	2015	2014
Federal tax expense at statutory rate	$13,632	$13,349	$8,379
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	1,275	1,098	603
Non-deductible compensation	—	378	—
Other	10	(51)	155

	$14,917	$14,774	$9,137

Income tax expense attributable to total income before income taxes consists of the following for the periods indicated:

	Year Ended December 31,
In thousands	2016	2015	2014
Current:
Federal	$11,431	$13,037	$11,827
State and local	1,584	1,859	1,859

	13,015	14,896	13,686

Deferred:
Federal	1,694	(104)	(3,958)
State and local	208	(18)	(591)

	1,902	(122)	(4,549)

Total	$14,917	$14,774	$9,137

Net deferred tax assets and liabilities consist of the following as of the periods indicated:

	December 31,
In thousands	2016	2015
Deferred tax assets:
Allowance for credit losses	$15,823	$14,463
Share-based compensation	2,888	2,241
Unearned insurance premiums	2,612	2,152
Amortization of intangible assets	675	661
Accrued expenses	565	475
Deferred contract incentive	307	—
State net operating loss carryforward	32	17
Other	50	111

Gross deferred tax assets	22,952	20,120

Deferred tax liabilities:
Fair market value adjustment of finance receivables	17,448	13,469
Deferred loan costs	2,283	2,302
Tax over book depreciation	2,266	1,585
Prepaid expenses	724	616
Other	198	166

Gross deferred tax liabilities	22,919	18,138

Net deferred tax asset	$33	$1,982

The Company’s determination of the realization of deferred tax assets is based on its assessment of all available positive and negative evidence. At December 31, 2016, positive evidence supporting the realization of the deferred tax assets includes the generation of taxable income for the two prior tax years and the reversal of taxable temporary differences. At December 31, 2016, the Company has not identified significant negative evidence related to the realization of its deferred tax assets. At both December 31, 2016 and December 31, 2015, the Company was in a three-year cumulative pre-tax book income position. As noted below, the Company had certain state net operating loss carryforwards at December 31, 2016, and the Company expects to fully utilize these deferred tax assets within the state carryforward periods based on available evidence existing as of the balance sheet date.

The Company had state net operating loss carryforwards of approximately $1.2 million and $0.6 million as of December 31, 2016 and 2015, respectively. These carryforwards are available to offset future taxable income. If not used, the current carryforwards will expire between 2030 and 2035.

At December 31, 2016, the Company did not have any material uncertain tax positions.

Note 13. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
In thousands, except per share amounts	2016	2015	2014
Numerator:
Net income	$24,031	$23,365	$14,802

Denominator:
Weighted average shares outstanding for basic earnings per share	11,824	12,849	12,701
Effect of dilutive securities	261	225	250

Weighted average shares adjusted for dilutive securities	12,085	13,074	12,951

Earnings per share:
Basic	$2.03	$1.82	$1.17

Diluted	$1.99	$1.79	$1.14

Options to purchase 140 thousand, 489 thousand, and 478 thousand shares of common stock were outstanding during the years ended December 31, 2016, 2015, and 2014, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 14. Employee Benefit Plans

Retirement savings plan: The Company has a defined contribution employee benefit plan (401(k) plan) covering full-time employees who have at least one year of service. The Company made a matching contribution equal to 100 percent of the first three percent of an employee’s gross income and 50 percent of the next two percent of gross income in 2016, 2015, and 2014. For the years ended December 31, 2016, 2015, and 2014, the Company recorded expense for the Company’s match of $0.8 million, $0.6 million, and $0.5 million, respectively.

Note 15. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). In April 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”). Subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2015 Plan may not exceed the sum of (i) 350 thousand shares plus (ii) any shares (A) remaining available for the grant of awards as of the effective date under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses. As of the effectiveness of the 2015 Plan, there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of December 31, 2016, there were 161 thousand shares available for grant under the 2015 Plan.

For the years ended December 31, 2016, 2015, and 2014, the Company recorded share-based compensation expense of $4.2 million, $3.6 million, and $2.3 million, respectively. As of December 31, 2016, unrecognized share-based compensation expense to be recognized over future periods approximated $4.0 million. This amount will be recognized as expense over a weighted-average period of 1.7 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards except for cash-settled performance units, which are classified as liabilities.

The Company allows for the settlement of share-based awards on a net share basis. With net share settlement, the employee does not surrender any cash or shares upon the exercise of stock options or the vesting of stock awards or stock units. Rather, the Company withholds the number of shares with a value equivalent to the option exercise price (for stock options) and the statutory tax withholding (for all share-based awards). Net share settlements have the effect of reducing the number of shares that would have otherwise been issued as a result of exercise or vesting.

Long-term incentive program: The Company issues nonqualified stock options, performance-contingent restricted stock units (“RSU”), and cash-settled performance units (“CSPU”) to executive management and certain other members of senior management under a long-term incentive program. Recurring annual grants are at the discretion of the Board and were made in October 2014 (for the 2014 calendar year), in April 2015 (for the 2015 calendar year), and in March 2016 (for the 2016 calendar year). The grants include cliff and graded vesting completing at the end of the third calendar year, subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSU and CSPU that may be earned can range from 0% to 150% of target based on the achievement of EBITDA and net income per share performance targets (2014 and 2015 grants) or the compound annual growth rate of net income and net income per share compared to a public company peer group (2016 grant) over a three-year period.

In 2016, the Company introduced a key team member incentive program for certain members of senior management. Recurring annual participation in the program is at the discretion of the Board and executive management. Each participant in the program is eligible to earn a restricted stock award, subject to performance over a one-year period. Payout under the program can range from 0% to 150% of target based on the achievement of five Company performance metrics and individual performance goals (subject to continued employment and certain other terms and conditions of the program). If earned, the restricted stock award is issued following the one-year performance period and vests ratably over a subsequent two-year period (subject to continued employment or as otherwise provided in the underlying award agreement).

Inducement and retention program: From time to time, the Company issues share-based awards in conjunction with employment offers to select new employees and retention grants to select existing employees. The Company issues these awards to attract and retain talent and to provide market competitive compensation. The grants have various vesting terms, including fully-vested awards at the grant date, cliff vesting, and graded vesting over periods of 18 months to 5 years (subject to continued employment or as otherwise provided in the underlying award agreements).

Non-employee director compensation program: The Company awards its non-employee directors a cash retainer, committee meeting fees, shares of restricted common stock, and nonqualified stock options. The Board revised the compensation arrangement in April 2015 to provide that the equity portion of the compensation program be split evenly between restricted stock awards and nonqualified stock options. The restricted stock awards are granted on the fifth business day following the Company’s annual meeting of stockholders and fully vest upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company. The nonqualified stock option awards are granted on the fifth business day following the Company’s annual meeting of stockholders and are immediately vested on the grant date.

The following are the terms and amounts of the awards issued under the Company’s share-based incentive programs:

Stock options: The exercise price of all stock options is equal to the Company’s closing stock price on the date of grant. Stock options granted are subject to various vesting terms, including graded and cliff vesting over 18-month to 5-year vesting periods. In addition, stock options vest and become exercisable in full or in part under certain circumstances, including following the occurrence of a change of control (as defined in the option award agreements). Participants who are awarded options must exercise their options within a maximum of ten years of the grant date.

The fair value of option grants are estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below.

	Year Ended December 31,
	2016	2015	2014
Expected volatility	46.04%	47.15%	42.68%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	5.80	6.15	6.21
Risk-free rate	1.32%	1.62%	1.94%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the year ended December 31, 2016:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	1,044	$13.36
Granted	329	17.49
Exercised	(203)	12.52
Forfeited	(4)	15.66
Expired	—	—

Options outstanding at December 31, 2016	1,166	$14.66	6.3	$13,754

Options exercisable at December 31, 2016	683	$13.09	4.9	$9,127

Available for grant at December 31, 2016	161

The following table provides additional stock option information for the periods indicated:

	Year Ended December 31,
In thousands, except per share amounts	2016	2015	2014
Weighted-average grant date fair value per share	$7.74	$7.13	$7.83
Intrinsic value of options exercised	$1,397	$1,524	$584
Fair value of stock options that vested	$2,131	$1,207	$1,484

Restricted stock units: Compensation expense for restricted stock units is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes restricted stock unit activity during the year ended December 31, 2016:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units, beginning of the year	124	$15.55
Granted	73	17.02
Vested	—	—
Forfeited	(33)	16.22

Non-vested units, at December 31, 2016	164	$16.07

The following table provides additional restricted stock unit information for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Weighted-average grant date fair value per unit	$17.02	$14.89	$17.76

Cash-settled performance units: Cash-settled performance units will be settled in cash at the end of the performance measurement period and are classified as a liability. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes cash-settled performance unit activity during the year ended December 31, 2016:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units, beginning of the year	1,923	$1.00
Granted	1,252	1.00
Vested	—	—
Forfeited	(534)	1.00

Non-vested units, at December 31, 2016	2,641	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the year ended December 31, 2016:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares, beginning of the year	23	$16.74
Granted	37	16.37
Vested	(21)	16.62
Forfeited	—	—

Non-vested shares, at December 31, 2016	39	$16.46

The following table provides additional restricted stock information.

	Year Ended December 31,
In thousands, except per share amounts	2016	2015	2014
Weighted-average grant date fair value per share	$16.37	$15.36	$16.23
Fair value of restricted stock awards that vested	$347	$2,198	$224

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

On March 30, 2016, the Court granted the Defendants’ motion to dismiss the second amended complaint in its entirety. On May 23, 2016, the Plaintiffs moved for leave to file a third amended complaint. The Defendants’ opposition brief was filed on June 9, 2016, and the Plaintiffs’ reply was filed on June 20, 2016. On January 27, 2017, the Court denied the Plaintiffs’ motion for leave to file a third amended complaint and directed entry of final judgment in favor of the Defendants. On January 30, 2017, the Court entered final judgment in favor of the Defendants. The Plaintiffs have until March 1, 2017 to appeal the Court’s decision. The Company believes that the claims against it are without merit and will continue to defend against the litigation vigorously.

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

In addition, as of December 31, 2016, the Company was involved in a purchase price dispute stemming from the Company’s acquisition of certain consumer loan receivables in 2012. The dispute was submitted to a large public accounting firm for resolution and determination of the final purchase price for such receivables pursuant to the terms of the purchase agreement. The accounting firm had the discretion to calculate a final purchase price between $27.9 million and $29.9 million, based upon the arguments, purchase price calculations, and support submitted by the parties. As of December 31, 2016, the Company had paid $28.1 million toward the purchase price and had accrued a reserve of an additional $0.5 million for the matter. On February 2, 2017, the accounting firm issued its determination that the final purchase price for the consumer loan receivables was $28.7 million. The accounting firm’s decision as to the final purchase price resolves the material aspects of this litigation matter.

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

The Company contests liability and the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability has been incurred and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to net income. As of December 31, 2016, the Company had accrued $0.5 million for these matters. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of loss. In addition, even where a loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

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

The Company maintains a cash reserve for life insurance claims in an amount determined by the ceding company. As of December 31, 2016 and 2015, the cash reserves were $3.9 million and $2.9 million, respectively. The Company also purchased a cash collateralized letter of credit in favor of the ceding company. The letter of credit was $2.0 million and $2.9 million as of December 31, 2016 and 2015, respectively.

Reinsurance income is accounted for over the period of the underlying reinsured policies using assumptions consistent with the policy terms. Following are total net premiums written and reinsured and total earned premiums for the years ended December 31, 2016, 2015, and 2014:

In thousands	Net Written Premiums	Earned Premiums
2016	$31,576	$22,498
2015	30,812	20,257
2014	17,831	17,385

Prior to May 2016, the Company had a collateral protection insurance (“CPI”) program. CPI was added to a loan when a customer failed to provide the Company with proof of collision insurance on an automobile securing a loan. The CPI program was administered by an independent third party, which tracked insurance lapses and cancellations and issued a policy when the customer did not provide proof of insurance. The insurance was added to the loan, which increased the customer’s monthly loan payment. The third party and its insurance partner retained a percentage of the premium and paid all claims. The Company earned a commission for policies issued prior to July 1, 2014. Income was recognized on the constant yield method over the life of the insurance policy, which was generally one year. The Company did not earn a commission on policies issued on and after July 1, 2014. For automobile purchase loans originated beginning in May 2016, the Company is covered under a blanket vendor single interest insurance policy. The policy protects the Company’s interest when the customer fails to maintain the required insurance coverage on an automobile securing an automobile purchase loan. The customer’s loan and monthly payment are not impacted by this insurance policy.

The Company offers a self-insured Guaranteed Asset Protection (“GAP”) coverage to customers in North Carolina and Alabama. A GAP program is a contractual arrangement whereby the Company forgives the remaining balance of the insured customer’s automobile purchase loan if the automobile is determined to be a total loss by the primary insurance carrier and insurance proceeds are not sufficient to pay off the customer’s loan. This revenue is recognized over the life of the loan. Losses are recognized in the period in which they occur.

Note 18. Quarterly Information (unaudited)

The following tables summarize the Company’s quarterly financial information for each of the four quarters of 2016 and 2015:

	2016
In thousands, except per share amounts	First	Second	Third	Fourth
Total revenue	$56,697	$57,325	$62,475	$64,021
Provision for credit losses	13,791	13,386	16,410	19,427
General and administrative expenses	29,805	29,548	30,453	28,826
Interest expense	4,710	4,811	5,116	5,287
Income tax	3,215	3,668	4,020	4,014
Net income	$5,176	$5,912	$6,476	$6,467
Net income per common share:
Basic	$0.41	$0.50	$0.57	$0.57
Diluted	$0.40	$0.49	$0.56	$0.55

	2015
In thousands, except per share amounts	First	Second	Third	Fourth
Total revenue	$52,524	$53,001	$55,096	$56,685
Provision for credit losses(1)	9,712	12,102	14,085	11,449
General and administrative expenses(2)	32,623	28,243	26,182	28,550
Interest expense	3,604	3,932	4,335	4,350
Income tax	2,502	3,316	3,987	4,969
Net income	$4,083	$5,408	$6,507	$7,367
Net income per common share:
Basic	$0.32	$0.42	$0.51	$0.57
Diluted	$0.31	$0.41	$0.50	$0.56

(1)	Fourth quarter of 2015 includes a $2.0 million gain from the bulk sale of charged-off loans.
(2)	First quarter of 2015 includes a CEO stock grant of $1.5 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for the preparation, integrity, accuracy, and fair presentation of the consolidated financial statements appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and include amounts based on judgments and estimates by management.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s chief executive officer and chief financial officer, as of December 31, 2016. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, RSM US LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2016.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarterly period ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Proposal One: Election of Directors,” “Board of Directors and Corporate Governance Matters,” “Executive Officers,” “Compensation Discussion and Analysis,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year ended December 31, 2016.

Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”). The Code of Ethics applies to all of our directors, officers, and employees and is posted on the Company’s Investor Relations website under the “Corporate Governance” tab at www.regionalmanagement.com. A stockholder may request a copy of the Code of Ethics by contacting our Corporate Secretary at 979 Batesville Road, Suite B, Greer, SC 29651. To the extent permissible under applicable law, the rules of the SEC, and NYSE listing standards, we intend to disclose on our website any amendment to our Code of Ethics, or any grant of a waiver from a provision of our Code of Ethics, that requires disclosure under applicable law, the rules of the SEC, or NYSE listing standards.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters,” “Executive Officers,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Selected Executive Compensation Tables,” “Summary of Employment Arrangements with Executive Officers,” and “Summary of Company Incentive Plans” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to the information presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K, and by reference to the information presented under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Selected Executive Compensation Tables” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year ended December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Certain Relationships and Related Person Transactions” and “Board of Directors and Corporate Governance Matters” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the information presented under the heading “Proposal Two: Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year ended December 31, 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2016 and December 31, 2015

(iii)	Consolidated Statements of Income for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014

(iv)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014

(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(b)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(c)	Separate Financial Statements and Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Management Corp.

Date: February 10, 2017	/s/ Peter R. Knitzer
By: Peter R. Knitzer
Its: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter R. Knitzer and Donald E. Thomas, and each of them, jointly and severally, as true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 10, 2017.

/s/ Peter R. Knitzer	Name:	Peter R. Knitzer
	Title:	Chief Executive Officer and Director (principal executive officer)

/s/ Donald E. Thomas	Name:	Donald E. Thomas
	Title:	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Michael S. Dymski	Name:	Michael S. Dymski
	Title:	Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Alvaro G. de Molina	Name:	Alvaro G. de Molina
	Title:	Chairman of the Board of Directors

/s/ Roel C. Campos	Name:	Roel C. Campos
	Title:	Director

/s/ Michael R. Dunn	Name:	Michael R. Dunn
	Title:	Director

/s/ Steven J. Freiberg	Name:	Steven J. Freiberg
	Title:	Director

/s/ Richard A. Godley	Name:	Richard A. Godley
	Title:	Director

/s/ Carlos Palomares	Name:	Carlos Palomares
	Title:	Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Regional Management Corp.		8-K	001-35477	3.1	4/2/2012

3.2	Amended and Restated Bylaws of Regional Management Corp.		8-K	001-35477	3.2	4/2/2012

10.1	Amended and Restated Shareholders Agreement, dated as of March 27, 2012, by and among Regional Management Corp., Parallel 2005 Equity Fund, LP, Palladium Equity Partners III, L.P., and the other stockholders party thereto		8-K	001-35477	10.1	4/2/2012

10.2.1	Fifth Amended and Restated Loan and Security Agreement, dated as of September 18, 2015, by and among Regional Management Corp. and its subsidiaries named as Borrowers therein, the financial institutions named as Lenders therein, and Bank of America, N.A., as Agent		8-K	001-35477	10.1	9/21/2015

10.2.2	First Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of May 23, 2016, by and among Regional Management Corp. and its subsidiaries named as Borrowers therein, the financial institutions named as Lenders therein, and Bank of America, N.A., as Agent		8-K	001-35477	10.1	5/26/2016

10.2.3	Second Amendment to Fifth Amended and Restated Loan and Security Agreement, dated as of August 26, 2016, by and among Regional Management Corp. and its subsidiaries named as Borrowers therein, the financial institutions named as Lenders therein, and Bank of America, N.A., as Agent		8-K	001-35477	10.1	8/29/2016

10.3	Credit Agreement, dated as of December 11, 2015, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, Wells Fargo Securities, LLC, as administrative agent for the lenders, and Wells Fargo Bank, National Association, as account bank, collateral custodian, and backup servicer		8-K	001-35477	10.1	12/14/2015

10.4†	Regional Management Corp. 2007 Management Incentive Plan		S-1/A	333-174245	10.4	6/23/2011

10.5.1†	Regional Management Corp. 2011 Stock Incentive Plan and Forms of Nonqualified Stock Option Agreement (forms for grants prior to October 1, 2014)		S-1/A	333-174245	10.5	8/4/2011

10.5.2†	Form of Stock Award Agreement under the 2011 Stock Incentive Plan		10-K	001-35477	10.4.2	3/17/2014

10.5.3†	Form of Restricted Stock Award Agreement under the 2011 Stock Incentive Plan (form for director grants)		10-K	001-35477	10.4.3	3/17/2014

10.5.4†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan (form for grants on or after October 1, 2014)		8-K	001-35477	10.1	10/7/2014

10.5.5†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2011 Stock Incentive Plan		8-K	001-35477	10.2	10/7/2014

10.5.6†	Form of Cash-Settled Performance Share Award Agreement under the 2011 Stock Incentive Plan		8-K	001-35477	10.3	10/7/2014

10.5.7†	Form of Restricted Stock Award Agreement under the 2011 Stock Incentive Plan (form for employee grants)		8-K	001-35477	10.4	10/7/2014

10.6.1†	Regional Management Corp. 2015 Long-Term Incentive Plan		8-K	001-35477	10.1	4/28/2015

10.6.2†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.3	4/28/2015

10.6.3†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to March 29, 2016)		8-K	001-35477	10.4	4/28/2015

10.6.4†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to March 29, 2016)		8-K	001-35477	10.5	4/28/2015

10.6.5†	Form of Restricted Stock Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.6	4/28/2015

10.6.6†	Form of Stock Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.7	4/28/2015

10.6.7†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after March 29, 2016)		8-K	001-35477	10.1	4/1/2016

10.6.8†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after March 29, 2016)		8-K	001-35477	10.2	4/1/2016

10.7†	Regional Management Corp. Annual Incentive Plan (as amended and restated effective March 23, 2015)		8-K	001-35477	10.2	4/28/2015

10.8†	Description of Non-Employee Director Compensation Program	X

10.9†	Employment Agreement, dated as of June 14, 2016, by and between Peter R. Knitzer and Regional Management Corp.		8-K	001-35477	10.1	6/14/2016

10.10.1†	Employment Agreement, dated as of January 12, 2015, by and between Michael R. Dunn and Regional Management Corp.		8-K	001-35477	10.1	1/14/2015

10.10.2†	Letter Agreement, dated as of June 14, 2016, by and between Michael R. Dunn and Regional Management Corp.		8-K	001-35477	10.2	6/14/2016

10.11†	Employment Agreement, dated as of September 19, 2014, by and between Jody L. Anderson and Regional Management Corp.		8-K	001-35477	10.1	9/25/2014

10.12.1†	Letter Agreement, dated as of December 12, 2012, by and between Regional Management Corp. and Donald E. Thomas		8-K	001-35477	10.1	12/18/2012

10.12.2†	Amendment to Employment Offer Letter, dated as of October 1, 2014, by and between Regional Management Corp. and Donald E. Thomas		8-K	001-35477	10.5	10/7/2014

10.13†	Letter Agreement, dated as of January 5, 2015, by and between Regional Management Corp. and Daniel J. Taggart		10-K	001-35477	10.12	3/16/2015

10.14†	Letter Agreement, dated as of December 12, 2012, by and between Regional Management Corp. and Brian J. Fisher		10-K	001-35477	10.11	3/18/2013

10.15†	Form of Retention Award Agreement		8-K	001-35477	10.1	3/13/2015

21.1	Subsidiaries of Regional Management Corp.	X

23.1	Consent of RSM US LLP	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text	X

†	Indicates a management contract or a compensatory plan, contract, or arrangement.