Form 10-Q
period 2017-03-31
Regional Management Corp.
filed 2017-05-02
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, the registrant had outstanding 11,620,605 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Cash	$3,505	$4,446
Gross finance receivables	886,350	916,954
Unearned finance charges and insurance premiums	(191,346)	(199,179)

Finance receivables	695,004	717,775
Allowance for credit losses	(41,000)	(41,250)

Net finance receivables	654,004	676,525
Property and equipment	11,878	11,693
Restricted cash	8,889	8,297
Intangible assets	6,981	6,448
Deferred tax asset	725	33
Other assets	4,450	4,782

Total assets	$690,432	$712,224

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$462,994	$491,678
Unamortized debt issuance costs	(2,051)	(2,152)

Net long-term debt	460,943	489,526
Accounts payable and accrued expenses	15,310	15,223

Total liabilities	476,253	504,749
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.10 par value, 100,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value, 1,000,000 shares authorized, 13,170 shares issued and 11,624 shares outstanding at March 31, 2017, and 12,996 shares issued and 11,450 shares outstanding at December 31, 2016	1,317	1,300
Additional paid-in-capital	91,485	92,432
Retained earnings	146,423	138,789
Treasury stock, 1,546 shares at March 31, 2017 and December 31, 2016	(25,046)	(25,046)

Total stockholders’ equity	214,179	207,475

Total liabilities and stockholders’ equity	$690,432	$712,224

The following table presents the assets and liabilities of our consolidated variable interest entity:

Assets
Cash	$36	$36
Finance receivables	34,067	41,244
Allowance for credit losses	(2,098)	(2,337)
Restricted cash	4,029	4,426
Other assets	133	201

Total assets	$36,167	$43,570

Liabilities
Net long-term debt	$31,458	$37,898
Accounts payable and accrued expenses	6	5

Total liabilities	$31,464	$37,903

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue
Interest and fee income	$59,255	$51,300
Insurance income, net	3,805	2,939
Other income	2,760	2,458

Total revenue	65,820	56,697

Expenses
Provision for credit losses	19,134	13,791

Personnel	18,168	17,127
Occupancy	5,285	4,863
Marketing	1,205	1,515
Other	6,796	6,300

Total general and administrative expenses	31,454	29,805

Interest expense	5,213	4,710

Income before income taxes	10,019	8,391
Income taxes	2,385	3,215

Net income	$7,634	$5,176

Net income per common share:
Basic	$0.66	$0.41

Diluted	$0.65	$0.40

Weighted-average shares outstanding:
Basic	11,494	12,756

Diluted	11,715	12,949

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2015	12,914	$1,291	$89,178	$114,758	$—	$205,227
Issuance of restricted stock awards	37	4	(4)	—	—	—
Exercise of stock options	203	20	—	—	—	20
Excess tax deficiency from stock option exercises, net	—	—	(35)	—	—	(35)
Repurchase of common stock	—	—	—	—	(25,046)	(25,046)
Shares withheld related to net share settlement	(158)	(15)	(493)	—	—	(508)
Share-based compensation	—	—	3,786	—	—	3,786
Net income	—	—	—	24,031	—	24,031

Balance, December 31, 2016	12,996	$1,300	$92,432	$138,789	$(25,046)	$207,475

Issuance of restricted stock awards	49	5	(5)	—	—	—
Exercise of stock options	254	25	—	—	—	25
Shares withheld related to net share settlement	(129)	(13)	(1,658)	—	—	(1,671)
Share-based compensation	—	—	716	—	—	716
Net income	—	—	—	7,634	—	7,634

Balance, March 31, 2017	13,170	$1,317	$91,485	$146,423	$(25,046)	$214,179

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$7,634	$5,176
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,134	13,791
Depreciation and amortization	1,603	1,531
(Gain) loss on disposal of property and equipment	12	(5)
Share-based compensation	822	448
Fair value adjustment on interest rate caps	35	124
Deferred income taxes, net	(692)	(471)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	298	(1,315)
Increase (decrease) in other liabilities	(20)	1,059

Net cash provided by operating activities	28,826	20,338

Cash flows from investing activities:
Net repayments of finance receivables	3,387	6,069
Purchase of intangible assets	(1,049)	(835)
Increase in restricted cash	(592)	(312)
Purchase of property and equipment	(1,545)	(1,787)
Proceeds from disposal of property and equipment	558	56

Net cash provided by investing activities	759	3,191

Cash flows from financing activities:
Net payments on senior revolving credit facility	(22,056)	(5,588)
Payments on amortizing loan	(6,628)	(8,949)
Payments for debt issuance costs	(195)	(247)
Taxes paid related to net share settlement of equity awards	(1,647)	(92)
Repurchase of common stock	—	(8,871)

Net cash used in financing activities	(30,526)	(23,747)

Net change in cash	(941)	(218)
Cash at beginning of period	4,446	7,654

Cash at end of period	$3,505	$7,436

Supplemental cash flow information
Interest paid	$4,980	$4,161

Income taxes paid	$—	$1,646

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, automobile loans, retail loans, and related payment and collateral protection insurance products. As of March 31, 2017, the Company operated branches in 344 locations in the states of Alabama (49 branches), Georgia (8 branches), New Mexico (19 branches), North Carolina (36 branches), Oklahoma (28 branches), South Carolina (72 branches), Tennessee (21 branches), Texas (98 branches), and Virginia (13 branches) under the name Regional Finance. The Company opened 5 new branches during the three months ended March 31, 2017.

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q adopted by the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

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

Variable interest entity: The Company has an asset-backed, amortizing loan for general funding purposes. The transaction involved selling a pool of the Company’s automobile loans to its wholly-owned subsidiary, Regional Management Receivables, LLC (“RMR”), as collateral for the loan. RMR has the limited purpose of acquiring finance receivables and holding and making payments on the related debt. Assets transferred to RMR are legally isolated from the Company and the claims of the Company’s other creditors. The Company continues to service the finance receivables transferred to RMR. The lender of the debt issued by RMR generally only has recourse to the assets of RMR and does not have recourse to the general credit of the Company.

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

Recent accounting pronouncements: In March 2016, the FASB issued an accounting update to simplify the accounting for share-based compensation, including the accounting for forfeitures, the statutory tax withholding requirements, the accounting for income taxes, and the classification of share-based compensation transactions in the statement of cash flows. The key provision of the update is the requirement for the tax benefits or tax deficiencies from the exercise or vesting of share-based awards to flow through the statement of income rather than through additional paid-in-capital on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption was permitted. Beginning in 2017, the Company prospectively recognizes the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of the consolidated statements of income. Additionally, the Company has retrospectively reclassified tax benefits or deficiencies from financing activities to operating activities on the consolidated statements of cash flows. The Company has historically recognized taxes paid relating to net share settlement of equity awards within financing activities and will continue this practice, consistent with the new accounting update. Regarding the accounting for estimated share-based forfeitures, the Company has historically recognized forfeitures as they were incurred due to a lack of award forfeiture history and will continue this practice under the new accounting update. The Company expects increased periodic volatility in income tax expense based on the continued application of the accounting update.

In June 2016, the FASB issued an accounting update to change the impairment model for estimating credit losses on financial assets. The current incurred loss impairment model requires the recognition of credit losses when it is probable that a loss has been incurred. The incurred loss model will be replaced by an expected loss model, which requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial asset. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The implementation of the accounting update could have a significant impact on the provision for credit losses in the consolidated statements of income and on the allowance for credit losses in the consolidated balance sheets. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

In January 2017, the FASB issued an accounting update to simplify the subsequent measurement of goodwill. The amendment reduces the cost and complexity of evaluating goodwill for impairment by eliminating a step in the goodwill impairment test, which required the same procedure used to determine the fair value of assets acquired and liabilities assumed in a business combination. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The adoption of this accounting pronouncement will not impact the Company’s consolidated financial statements.

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

In thousands	March 31, 2017	December 31, 2016
Small loans	$335,552	$358,471
Large loans	242,380	235,349
Automobile loans	85,869	90,432
Retail loans	31,203	33,523

Finance receivables	$695,004	$717,775

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	March 31, 2017
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$279,896	83.4%	$211,509	87.3%	$68,242	79.4%	$26,438	84.7%	$586,085	84.3%
1 to 29 days past due	29,083	8.7%	18,729	7.7%	13,114	15.3%	3,052	9.8%	63,978	9.2%

Delinquent accounts
30 to 59 days	7,345	2.2%	4,109	1.7%	1,864	2.2%	542	1.7%	13,860	2.1%
60 to 89 days	5,698	1.7%	2,964	1.2%	859	1.0%	368	1.2%	9,889	1.4%
90 to 119 days	4,635	1.4%	1,790	0.7%	841	0.9%	303	1.0%	7,569	1.0%
120 to 149 days	4,476	1.3%	1,691	0.7%	561	0.7%	247	0.8%	6,975	1.0%
150 to 179 days	4,419	1.3%	1,588	0.7%	388	0.5%	253	0.8%	6,648	1.0%

Total delinquency	$26,573	7.9%	$12,142	5.0%	$4,513	5.3%	$1,713	5.5%	$44,941	6.5%

Total finance receivables	$335,552	100.0%	$242,380	100.0%	$85,869	100.0%	$31,203	100.0%	$695,004	100.0%

Finance receivables in nonaccrual status	$13,530	4.0%	$5,069	2.1%	$1,790	2.1%	$803	2.6%	$21,192	3.0%

	December 31, 2016
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$288,983	80.6%	$204,063	86.8%	$66,936	74.0%	$27,220	81.2%	$587,202	81.9%
1 to 29 days past due	36,533	10.2%	19,172	8.1%	17,196	19.0%	4,205	12.5%	77,106	10.7%

Delinquent accounts
30 to 59 days	9,408	2.6%	3,948	1.7%	2,654	3.0%	717	2.2%	16,727	2.3%
60 to 89 days	7,110	2.0%	2,920	1.2%	1,171	1.3%	440	1.3%	11,641	1.6%
90 to 119 days	6,264	1.8%	2,271	1.0%	1,110	1.2%	376	1.1%	10,021	1.4%
120 to 149 days	5,424	1.5%	1,710	0.7%	743	0.8%	328	1.0%	8,205	1.1%
150 to 179 days	4,749	1.3%	1,265	0.5%	622	0.7%	237	0.7%	6,873	1.0%

Total delinquency	$32,955	9.2%	$12,114	5.1%	$6,300	7.0%	$2,098	6.3%	$53,467	7.4%

Total finance receivables	$358,471	100.0%	$235,349	100.0%	$90,432	100.0%	$33,523	100.0%	$717,775	100.0%

Finance receivables in nonaccrual status	$16,437	4.6%	$5,246	2.2%	$2,475	2.7%	$941	2.8%	$25,099	3.5%

The allowance for credit losses consists of general and specific components. Prior to September 30, 2016, the general component estimated credit losses for groups of finance receivables on a collective basis and was primarily based on historical loss rates (adjusted for qualitative factors). Effective beginning September 30, 2016, it is primarily based on delinquency roll rates. Delinquency roll rate modeling is forward-looking and common practice in the consumer finance industry. As a result of this change, the Company decreased the provision for credit losses for the year ended December 31, 2016 by $0.5 million, which increased net income by $0.3 million, or $0.03 diluted earnings per share.

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended March 31,
In thousands	2017	2016
Balance at beginning of period	$41,250	$37,452
Provision for credit losses	19,134	13,791
Credit losses	(20,994)	(16,195)
Recoveries	1,610	1,182

Balance at end of period	$41,000	$36,230

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

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance January 1, 2017	Provision	Credit Losses	Recoveries	Balance March 31, 2017	Finance Receivables March 31, 2017	Allowance as Percentage of Finance Receivable March 31, 2017
Small loans	$21,770	$11,164	$(13,202)	$843	$20,575	$335,552	6.1%
Large loans	11,460	5,602	(4,629)	242	12,675	242,380	5.2%
Automobile loans	5,910	1,739	(2,333)	459	5,775	85,869	6.7%
Retail loans	2,110	629	(830)	66	1,975	31,203	6.3%

Total	$41,250	$19,134	$(20,994)	$1,610	$41,000	$695,004	5.9%

In thousands	Balance January 1, 2016	Provision	Credit Losses	Recoveries	Balance March 31, 2016	Finance Receivables March 31, 2016	Allowance as Percentage of Finance Receivable March 31, 2016
Small loans	$21,535	$10,152	$(11,949)	$813	$20,551	$310,502	6.6%
Large loans	5,593	1,656	(1,287)	114	6,076	162,301	3.7%
Automobile loans	8,828	1,430	(2,438)	208	8,028	106,297	7.6%
Retail loans	1,496	554	(522)	47	1,575	28,263	5.6%

Total	$37,452	$13,791	$(16,195)	$1,182	$36,230	$607,363	6.0%

Impaired finance receivables as a percentage of total finance receivables were 2.0% and 1.6% as of March 31, 2017 and December 31, 2016, respectively. The following is a summary of finance receivables evaluated for impairment for the periods indicated:

	March 31, 2017
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$3,778	$7,695	$2,347	$109	$13,929
Finance receivables evaluated collectively	331,774	234,685	83,522	31,094	681,075

Finance receivables outstanding	$335,552	$242,380	$85,869	$31,203	$695,004

Impaired receivables in nonaccrual status	$398	$521	$226	$9	$1,154

Amount of the specific reserve for impaired accounts	$884	$1,583	$546	$20	$3,033

Amount of the general component of the allowance	$19,691	$11,092	$5,229	$1,955	$37,967

	December 31, 2016
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$2,409	$6,441	$2,460	$101	$11,411
Finance receivables evaluated collectively	356,062	228,908	87,972	33,422	706,364

Finance receivables outstanding	$358,471	$235,349	$90,432	$33,523	$717,775

Impaired receivables in nonaccrual status	$288	$610	$175	$7	$1,080

Amount of the specific reserve for impaired accounts	$563	$1,216	$576	$19	$2,374

Amount of the general component of the allowance	$21,207	$10,244	$5,334	$2,091	$38,876

Average recorded investment in impaired finance receivables for the periods indicated are as follows:

	Three Months Ended March 31,
In thousands	2017	2016
Small loans	$2,997	$1,067
Large loans	7,034	3,208
Automobile loans	2,387	3,117
Retail loans	101	116

Total average recorded investment	$12,519	$7,508

It is not practical to compute the amount of interest earned on impaired loans.

Note 4. Long-Term Debt

Following is a summary of the Company’s debt as of the periods indicated:

	March 31, 2017			December 31, 2016
In thousands	Long-term Debt	Unamortized Debt Issuance Costs	Net Long-term Debt	Long-term Debt	Unamortized Debt Issuance Costs	Net Long-term Debt
Senior revolving credit facility	$430,792	$(1,307)	$429,485	$452,849	$(1,221)	$451,628
Amortizing loan	32,202	(744)	31,458	38,829	(931)	37,898

Total	$462,994	$(2,051)	$460,943	$491,678	$(2,152)	$489,526

Unused amount of senior revolving credit facility (subject to borrowing base)	$154,208			$132,151

In August 2016, the Company amended its senior revolving credit facility by increasing availability under the facility from $538 million to $585 million, and extended the maturity of the facility from September 2018 to August 2019. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by the Company’s VIE, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one and six months, with a LIBOR floor of 1.00%, plus a 3.00% margin. The one-month LIBOR was 1.00% and 0.88% at March 31, 2017 and December 31, 2016, respectively. Alternatively, the Company may pay interest at the prime rate plus a 2.00% margin. The prime rate was 4.00% and 3.75% at March 31, 2017 and December 31, 2016, respectively.

Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables plus 70% of eligible unsecured finance receivables. These rates are subject to adjustment at certain credit quality levels (82% secured and 67% unsecured as of March 31, 2017). As of March 31, 2017, the Company had $64.0 million of eligible capacity under the facility. The facility also contains restrictive covenants and monthly and annual reporting requirements to the banks. At March 31, 2017, the Company was in compliance with all debt covenants.

In December 2015, the Company and its wholly-owned subsidiary, RMR, entered into a credit agreement providing for a $75.7 million asset-backed, amortizing loan to RMR. RMR purchased $86.1 million in automobile finance receivables, net of a $2.6 million allowance for credit losses, from the Company’s affiliates using the proceeds of the loan and an equity investment from the Company to fund such purchase. RMR holds $1.7 million in a restricted cash reserve account to satisfy provisions of the credit agreement. RMR pays interest of 3.00% per annum on the loan balance from the closing date until the date the loan balance has been fully repaid. The amortizing loan terminates in December 2022. The credit agreement allows RMR to prepay the loan when the outstanding balance falls below 20% of the original loan amount.

The amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these accounts are remitted to a restricted cash collection account, which totaled $2.3 million and $2.7 million as of March 31, 2017 and December 31, 2016, respectively. Cash inflows from the finance receivables are distributed to the lender and service providers in accordance with a monthly contractual priority of payments (waterfall) and, as such, the inflows are directed first to servicing fees. RMR pays a 4% servicing fee to the Company, which is eliminated in consolidation. Next, all cash inflows are directed to the interest, principal, and any adjustments to the reserve account of the amortizing loan and, thereafter, to the residual interest that the Company owns. Distributions from RMR to the Company are permitted under the credit agreement.

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

The carrying amount of VIE assets and liabilities are as follows:

In thousands	March 31, 2017	December 31, 2016
Assets
Cash	$36	$36
Finance receivables	34,067	41,244
Allowance for credit losses	(2,098)	(2,337)
Restricted cash	4,029	4,426
Other assets	133	201

Total assets	$36,167	$43,570

Liabilities
Net long-term debt	$31,458	$37,898
Accounts payable and accrued expenses	6	5

Total liabilities	$31,464	$37,903

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	March 31, 2017		December 31, 2016
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$3,505	$3,505	$4,446	$4,446
Restricted cash	8,889	8,889	8,297	8,297
Level 2 inputs
Interest rate caps	27	27	62	62
Level 3 inputs
Net finance receivables	654,004	654,004	676,525	676,525
Repossessed assets	329	329	502	502
Liabilities
Level 3 inputs
Long-term debt	462,994	462,994	491,678	491,678

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

Note 6. Income Taxes

Pursuant to the adoption of an accounting standard update issued in March 2016 and effective for fiscal year 2017, the Company now recognizes the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of the consolidated statements of income. These tax benefits and deficiencies were previously recognized within additional paid-in-capital on the Company’s balance sheet.

For the three months ended March 31, 2017 and 2016, the Company recorded income tax expense of $2.4 million and $3.2 million, respectively. These amounts include a tax benefit from share-based awards of $1.5 million and $0 for the three months ended March 31, 2017 and 2016, respectively.

Note 7. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2017	2016
Numerator:
Net income	$7,634	$5,176

Denominator:
Weighted average shares outstanding for basic earnings per share	11,494	12,756
Effect of dilutive securities	221	193

Weighted average shares adjusted for dilutive securities	11,715	12,949

Earnings per share:
Basic	$0.66	$0.41

Diluted	$0.65	$0.40

Options to purchase 231 thousand and 638 thousand shares of common stock were outstanding during the three months ended March 31, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 8. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”). As of March 31, 2017, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 350 thousand shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses. As of the effectiveness of the 2015 Plan, there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of March 31, 2017, there were 167 thousand shares available for grant under the 2015 Plan.

At its 2017 annual meeting of stockholders, held in April 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. The material changes to the 2015 Plan, as amended and restated, include an increase in the number of shares of the Company’s common stock that may be issued under the 2015 Plan from 350 thousand shares to 1.6 million shares (i.e. the authorization of 1.2 million additional or “new” shares), which will be in addition to those shares that were available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan and the 2011 Plan, as well as any shares subject to an award granted under the 2007 Plan, the 2011 Plan, or the 2015 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the amendment and restatement of the 2015 Plan on April 27, 2017, there were 1.4 million shares available for grant under the 2015 Plan.

For the three months ended March 31, 2017 and 2016, the Company recorded share-based compensation expense of $0.8 million and $0.4 million, respectively. As of March 31, 2017, unrecognized share-based compensation expense to be recognized over future periods approximated $6.1 million. This amount will be recognized as expense over a weighted-average period of 1.8 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards except for cash-settled performance units, which are classified as liabilities.

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

Long-term incentive program: The Company issues nonqualified stock options, performance-contingent restricted stock units (“RSU”), and cash-settled performance units (“CSPU”) to executive management and certain other members of senior management under a long-term incentive program. Recurring annual grants are at the discretion of the Board and were made in October 2014 (for the 2014 calendar year), in April 2015 (for the 2015 calendar year), in March 2016 (for the 2016 calendar year), and in March 2017 (for the 2017 calendar year). The grants include cliff and graded vesting completing at the end of the third calendar year, subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSU and CSPU that may be earned can range from 0% to 150% of target based on the achievement of EBITDA and net income per share performance targets (2014 and 2015 grants) or the percentile ranking of the Company’s compound annual growth rate of net income and net income per share compared to a public company peer group (2016 and 2017 grants) over a three-year period.

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

Inducement and retention program: From time to time, the Company issues share-based awards in conjunction with employment offers to select new employees and retention grants to select existing employees. The Company issues these awards to attract and retain talent and to provide market competitive compensation. The grants have various vesting terms, including fully-vested awards at the grant date, cliff vesting, and graded vesting over periods of 18 months to 5 years (subject to continued employment or as otherwise provided in the underlying award agreements)

Non-employee director compensation program: In 2015 and 2016, the Company awarded its non-employee directors a cash retainer, committee meeting fees, shares of restricted common stock, and nonqualified stock options. The Board revised the compensation arrangement in April 2017 to provide that the equity portion of the compensation program be allocated entirely to restricted stock awards, rather than split evenly between restricted stock awards and nonqualified stock options. The restricted stock awards are granted on the fifth business day following the Company’s annual meeting of stockholders and fully vest upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company. In 2015 and 2016, the nonqualified stock option awards were granted on the fifth business day following the Company’s annual meeting of stockholders and were immediately vested on the grant date.

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

	Three Months Ended March 31,
	2017	2016
Expected volatility	44.17%	46.20%
Expected dividends	0.00%	0.00%
Expected term (in years)	5.97	6.00
Risk-free rate	2.17%	1.44%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the three months ended March 31, 2017:

In thousands, except per share amounts	Number of Shares	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	1,166	$14.66
Granted	82	19.99
Exercised	(255)	6.21
Forfeited	(6)	15.68
Expired	—	—

Options outstanding at March 31, 2017	987	$17.28	8.0	$2,557

Options exercisable at March 31, 2017	459	$17.12	7.3	$1,293

Available for grant at March 31, 2017	167

The following table provides additional stock option information for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2017	2016
Weighted-average grant date fair value per share	$8.97	$7.74
Intrinsic value of options exercised	$4,725	$248
Fair value of stock options that vested	$302	$323

Restricted stock units: Compensation expense for restricted stock units is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes restricted stock unit activity during the three months ended March 31, 2017:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value
Non-vested units, January 1, 2017	164	$16.07
Granted	84	19.99
Vested	—	—
Forfeited	(31)	17.56

Non-vested units, at March 31, 2017	217	$17.37

The following table provides additional restricted stock unit information for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Weighted-average grant date fair value per unit	$19.99	$17.08

Cash-settled performance units: Cash-settled performance units will be settled in cash at the end of the performance measurement period and are classified as a liability. The value of cash-settled performance units bears no relationship to the value of the Company’s common stock. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes cash-settled performance unit activity during the three months ended March 31, 2017:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value
Non-vested units, January 1, 2017	2,641	$1.00
Granted	1,686	1.00
Vested	—	—
Forfeited	(550)	1.00

Non-vested units, at March 31, 2017	3,777	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the three months ended March 31, 2017:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, January 1, 2017	39	$16.46
Granted	50	16.60
Vested	(3)	17.76
Forfeited	—	—

Non-vested shares, at March 31, 2017	86	$16.50

The following table provides additional restricted stock information.

	Three Months Ended March 31,
In thousands, except per share amounts	2017	2016
Weighted-average grant date fair value per share	$16.60	$17.08
Fair value of restricted stock awards that vested	$45	$—

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

On March 30, 2016, the Court granted the Defendants’ motion to dismiss the second amended complaint in its entirety. On May 23, 2016, the Plaintiffs moved for leave to file a third amended complaint. The Defendants’ opposition brief was filed on June 9, 2016, and the Plaintiffs’ reply was filed on June 20, 2016. On January 27, 2017, the Court denied the Plaintiffs’ motion for leave to file a third amended complaint and directed entry of final judgment in favor of the Defendants. On January 30, 2017, the Court entered final judgment in favor of the Defendants. On March 1, 2017, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. Plaintiffs/Appellants’ appellate brief is due on or before June 13, 2017. The Company believes that the claims against it are without merit and will continue to defend against the litigation vigorously.

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

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (which was filed with the SEC on February 10, 2017) and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 344 locations in the states of Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia as of March 31, 2017. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, which includes our branches, direct mail campaigns, automobile dealerships, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Loans (≤$2,500) – As of March 31, 2017, we had 255.4 thousand small installment loans outstanding, representing $335.6 million in finance receivables. This included 80.9 thousand small loan convenience checks, representing $89.4 million in finance receivables as of March 31, 2017.

•	Large Loans (>$2,500) – As of March 31, 2017, we had 58.5 thousand large installment loans outstanding, representing $242.4 million in finance receivables. This included 1.4 thousand large loan convenience checks, representing $3.4 million in finance receivables as of March 31, 2017.

•	Automobile Loans – As of March 31, 2017, we had 9.9 thousand automobile purchase loans outstanding, representing $85.9 million in finance receivables. This included 5.0 thousand indirect automobile loans and 4.9 thousand direct automobile loans, representing $46.3 million and $39.5 million in finance receivables, respectively.

•	Retail Loans – As of March 31, 2017, we had 21.3 thousand retail purchase loans outstanding, representing $31.2 million in finance receivables.

•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 14.8% from $572.8 million in 2015 to $657.4 million in 2016. Average finance receivables grew 14.9% from $617.5 million in the first three months of 2016 to $709.3 million in the first three months of 2017. We source our loans through our branches and our direct mail program, as well as through automobile dealerships, retail partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened 8 and 31 net new branches in 2016 and 2015, respectively. We opened 5 and 8 net new branches in the first three months of 2017 and 2016, respectively. We believe we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

Product Mix. We charge different interest rates and fees and are exposed to different credit risks with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we may further diversify our product mix in the future.

Asset Quality and Allowance for Credit Losses. Our results of operations are highly dependent upon the quality of our loan portfolio. The quality of our loan portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as we grow our loan portfolio. In late 2014, we created a credit risk function and have been making changes to continue to improve our credit underwriting guidelines. We believe that these changes have impacted, and will continue to impact, our business and results of operations, and have improved the credit quality of our portfolio. We will continue to monitor how these changes impact our business and results of operations, and we will make further revisions to our credit underwriting guidelines when appropriate.

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

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our receivable efficiency ratio (annualized sum of general and administrative expenses divided by average finance receivables) was 17.7% for the first three months of 2017 compared to 19.3% for the same period of 2016. While this ratio is relatively in line with industry standards, we have a number of initiatives underway that we believe will improve our operating leverage over the next couple of years, including the continued transition to our new loan management system, which will allow us to accept electronic payments and reduce the amount of time it takes to originate a loan.

Components of Results of Operations

Interest and Fee Income. Our interest and fee income consists primarily of interest earned on outstanding loans. We cease accruing interest on a loan when the customer is 90 days contractually past due. Interest accrual resumes when the account is less than 90 days contractually past due. If the account is charged off, the interest accrual is reversed as a reduction of interest and fee income during the period the credit loss occurs.

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

Insurance Income, Net. Our insurance income, net consists of revenue, net of expenses, from the sale of various optional payment and collateral protection insurance products offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. We offer optional credit life insurance, credit accident and health insurance, credit involuntary unemployment insurance, and personal property insurance. The type and terms of our optional insurance products vary from state to state based on applicable laws and regulations. In addition, we require property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party in lieu of purchasing property insurance from us. We also collect a fee for collateral protection and purchase non-filing insurance in lieu of recording and perfecting our security interest in the assets pledged on certain loans. We require proof of insurance for any vehicles securing loans. In addition, in select markets, we offer vehicle single interest insurance and a Guaranteed Asset Protection (“GAP”) waiver product. Vehicle single interest insurance provides coverage on automobiles used as collateral on small and large loans. This insurance affords the borrower flexibility regarding the requirement to maintain full coverage on the vehicle while also protecting the collateral used to secure the loan. The GAP waiver product reduces or eliminates any loan balance remaining following payment by a primary insurance carrier.

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

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans and net of commission on new business). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. We maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance companies. As of March 31, 2017, the restricted cash balance for these cash reserves was $4.9 million. The unaffiliated insurance companies maintain the reserves for non-life claims. Insurance income, net includes all of the above-described insurance premiums, claims, and expenses.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, fees for extending the due date of a loan and returned check charges are included in other income.

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we estimate as sufficient to maintain an allowance for credit losses at an adequate level to provide for estimated losses on the related finance receivables portfolio. Credit loss experience, delinquency of finance receivables, portfolio growth, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that reflects our estimate of losses over the effective life of our loan portfolios. Changes in our delinquency and net credit loss rates may result in changes to our provision for credit losses. Future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance.

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

Our occupancy expenses consist primarily of the cost of renting our facilities, all of which are leased, as well as the utility, depreciation of leasehold improvements and furniture and fixtures, telecommunication, data processing, and other non-personnel costs associated with operating our business.

Our marketing expenses consist primarily of costs associated with our direct mail campaigns (including postage and costs associated with selecting recipients) and maintaining our consumer website, as well as some local marketing by branches. These costs are expensed as incurred.

Other expenses consist primarily of legal, compliance, audit, consulting, non-employee director compensation, amortization of software licenses and implementation costs, bank service charges, office supplies, and credit bureau charges. We expect legal and compliance costs to remain elevated due to the regulatory environment in the consumer finance industry and as a result of certain litigation matters, including those discussed in Part II, Item 1. “Legal Proceedings.” For a discussion regarding how risks and uncertainties associated with legal proceedings and the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part II, Item 1A. “Risk Factors” and the filings referenced therein.

Interest Expense. Our interest expense consists primarily of paid and accrued interest for long-term debt, unused line fees, and amortization of debt issuance costs on long-term debt. Interest expense also includes costs attributable to the interest rate caps that we use to manage our interest rate risk. Changes in the fair value of the interest rate caps are reflected in interest expense.

Income Taxes. Income taxes consist primarily of state and federal income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The change in deferred tax assets and liabilities is recognized in the period the change occurs, and the effects of future tax rate changes are recognized in the period when the enactment of new rates occurs.

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average receivables (annualized):

	1Q’17		1Q’16
In thousands	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$59,255	33.4%	$51,300	33.2%
Insurance income, net	3,805	2.1%	2,939	1.9%
Other income	2,760	1.6%	2,458	1.6%

Total revenue	65,820	37.1%	56,697	36.7%

Expenses
Provision for credit losses	19,134	10.8%	13,791	8.9%

Personnel	18,168	10.2%	17,127	11.1%
Occupancy	5,285	3.0%	4,863	3.2%
Marketing	1,205	0.7%	1,515	1.0%
Other	6,796	3.8%	6,300	4.0%

Total general and administrative	31,454	17.7%	29,805	19.3%

Interest expense	5,213	2.9%	4,710	3.1%

Income before income taxes	10,019	5.7%	8,391	5.4%
Income taxes	2,385	1.4%	3,215	2.0%

Net income	$7,634	4.3%	$5,176	3.4%

The following table summarizes the quarterly trend of our financial results:

	Quarterly Trend
In thousands, except per share amounts	1Q’16	2Q’16	3Q’16	4Q’16	1Q’17	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$51,300	$52,589	$57,420	$59,654	$59,255	$(399)	$7,955
Insurance income, net	2,939	2,601	2,346	1,570	3,805	2,235	866
Other income	2,458	2,135	2,709	2,797	2,760	(37)	302

Total revenue	56,697	57,325	62,475	64,021	65,820	1,799	9,123

Expenses
Provision for credit losses	13,791	13,386	16,410	19,427	19,134	293	(5,343)

Personnel	17,127	16,674	18,180	16,998	18,168	(1,170)	(1,041)
Occupancy	4,863	4,770	5,175	5,251	5,285	(34)	(422)
Marketing	1,515	2,062	1,786	1,474	1,205	269	310
Other	6,300	6,042	5,312	5,103	6,796	(1,693)	(496)

Total general and administrative	29,805	29,548	30,453	28,826	31,454	(2,628)	(1,649)

Interest expense	4,710	4,811	5,116	5,287	5,213	74	(503)

Income before income taxes	8,391	9,580	10,496	10,481	10,019	(462)	1,628
Income taxes	3,215	3,668	4,020	4,014	2,385	1,629	830

Net income	$5,176	$5,912	$6,476	$6,467	$7,634	$1,167	$2,458

Net income per common share:
Basic	$0.41	$0.50	$0.57	$0.57	$0.66	$0.09	$0.25

Diluted	$0.40	$0.49	$0.56	$0.55	$0.65	$0.10	$0.25

Weighted-average shares outstanding:
Basic	12,756	11,756	11,384	11,408	11,494	(86)	1,262

Diluted	12,949	11,974	11,664	11,763	11,715	48	1,234

Net interest margin	$51,987	$52,514	$57,359	$58,734	$60,607	$1,873	$8,620

Net credit margin	$38,196	$39,128	$40,949	$39,307	$41,473	$2,166	$3,277

	1Q’16	2Q’16	3Q’16	4Q’16	1Q’17	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$609,707	$642,803	$691,329	$712,224	$690,432	$(21,792)	$80,725

Finance receivables	$607,363	$645,744	$696,149	$717,775	$695,004	$(22,771)	$87,641

Allowance for credit losses	$36,230	$36,200	$39,100	$41,250	$41,000	$(250)	$4,770

Long-term debt	$396,543	$441,147	$481,766	$491,678	$462,994	$(28,684)	$66,451

Comparison of March 31, 2017, Versus March 31, 2016

The following discussion and table describe the changes in finance receivables by product type:

•	Small Loans (≤$2,500) – Small loans outstanding increased by $25.1 million, or 8.1%, to $335.6 million at March 31, 2017, from $310.5 million at March 31, 2016, despite the up-sell of many small loan customers to large loans. The growth in receivables in branches opened in 2015 and 2016 contributed to the growth in overall small loans outstanding.

•	Large Loans (>$2,500) – Large loans outstanding increased by $80.1 million, or 49.3%, to $242.4 million at March 31, 2017 from $162.3 million at March 31, 2016. The increase was primarily due to increased marketing and the up-sell of many small loan customers to large loans.

•	Automobile Loans – Automobile loans outstanding decreased by $20.4 million, or 19.2%, to $85.9 million at March 31, 2017, from $106.3 million at March 31, 2016 as we continued to restructure our automobile loan business to a centralized model. We expect that the automobile loan portfolio will liquidate at a slower rate in 2017 compared to 2016.

•	Retail Loans – Retail loans outstanding increased $2.9 million, or 10.4%, to $31.2 million at March 31, 2017, from $28.3 million at March 31, 2016. The increase in retail loans outstanding resulted from the additional relationships we established with new retailers, an increase in average loan amount, and an expansion of volume through our existing relationships.

	Finance Receivables by Product
In thousands	1Q’17	4Q’16	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	1Q’16	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$335,552	$358,471	$(22,919)	(6.4)%	$310,502	$25,050	8.1%
Large loans	242,380	235,349	7,031	3.0%	162,301	80,079	49.3%

Total core loans	577,932	593,820	(15,888)	(2.7)%	472,803	105,129	22.2%
Automobile loans	85,869	90,432	(4,563)	(5.0)%	106,297	(20,428)	(19.2)%
Retail loans	31,203	33,523	(2,320)	(6.9)%	28,263	2,940	10.4%

Total finance receivables	$695,004	$717,775	$(22,771)	(3.2)%	$607,363	$87,641	14.4%

Number of branches at period end	344	339	5	1.5%	339	5	1.5%
Average finance receivables per branch	$2,020	$2,117	$(97)	(4.6)%	$1,792	$228	12.7%

Comparison of the Three Months Ended March 31, 2017, Versus the Three Months Ended March 31, 2016

Net Income. Net income increased $2.5 million, or 47.5%, to $7.6 million during the three months ended March 31, 2017 from $5.2 million during the prior year period. The increase was primarily due to an increase in revenue of $9.1 million and a decrease in income taxes of $0.8 million, offset by an increase in provision for credit losses of $5.3 million, an increase in general and administrative expenses of $1.6 million, and an increase in interest expense of $0.5 million.

Revenue. Total revenue increased $9.1 million, or 16.1%, to $65.8 million during the three months ended March 31, 2017, from $56.7 million during the prior year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $8.0 million, or 15.5%, to $59.3 million during the three months ended March 31, 2017, from $51.3 million during the prior year period. The increase in interest and fee income was primarily due to a 14.9% increase in average finance receivables.

The following table sets forth the average finance receivables balance and average yield for each of our loan product categories:

	Average Finance Receivables for the Quarter Ended			Average Yields for the Quarter Ended
In thousands	1Q’17	4Q’16	QoQ% Inc (Dec)	1Q’17	4Q’16	QoQ % Inc (Dec)
Small loans	$349,521	$354,276	(1.3)%	42.3%	42.6%	(0.3)%
Large loans	239,033	225,786	5.9%	28.7%	29.0%	(0.3)%
Automobile loans	88,150	93,866	(6.1)%	16.6%	17.0%	(0.4)%
Retail loans	32,560	33,013	(1.4)%	18.7%	19.0%	(0.3)%

Total interest and fee yield	$709,264	$706,941	0.3%	33.4%	33.8%	(0.4)%

Total revenue yield	$709,264	$706,941	0.3%	37.1%	36.2%	0.9%

	Average Finance Receivables for the Quarter Ended			Average Yields for the Quarter Ended
In thousands	1Q’17	1Q’16	YoY % Inc (Dec)	1Q’17	1Q’16	YoY % Inc (Dec)
Small loans	$349,521	$325,649	7.3%	42.3%	41.9%	0.4%
Large loans	239,033	152,938	56.3%	28.7%	28.2%	0.5%
Automobile loans	88,150	111,008	(20.6)%	16.6%	18.2%	(1.6)%
Retail loans	32,560	27,923	16.6%	18.7%	19.2%	(0.5)%

Total interest and fee yield	$709,264	$617,518	14.9%	33.4%	33.2%	0.2%

Total revenue yield	$709,264	$617,518	14.9%	37.1%	36.7%	0.4%

Small and large loan yields increased 0.4% and 0.5%, respectively, compared to the prior year period as a result of adjusted pricing that reflects current market conditions. Automobile loan yields decreased 1.6% compared to the prior year period due to our revised pricing model for our automobile loan program.

The following table represents the amount of loan originations and refinancing net of unearned finance charges:

	Net Loans Originated
In thousands	1Q’17	4Q’16	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	1Q’16	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$115,359	$152,868	$(37,509)	(24.5)%	$114,377	$982	0.9%
Large loans	57,020	67,273	(10,253)	(15.2)%	48,569	8,451	17.4%
Automobile loans	8,789	8,099	690	8.5%	8,485	304	3.6%
Retail loans	6,264	8,043	(1,779)	(22.1)%	8,701	(2,437)	(28.0)%

Total net loans originated	$187,432	$236,283	$(48,851)	(20.7)%	$180,132	$7,300	4.1%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 1Q’17 Compared to 1Q’16 Increase (Decrease)
In thousands	Volume	Rate	Net
Small loans	$2,520	$272	$2,792
Large loans	6,176	211	6,387
Automobile loans	(975)	(431)	(1,406)
Retail loans	218	(36)	182

Total increase in interest and fee income	$7,939	$16	$7,955

Insurance Income, Net. Insurance income, net increased $0.9 million, or 29.5%, to $3.8 million during the three months ended March 31, 2017 from $2.9 million during the prior year period. Annualized insurance income, net as a percentage of average finance receivables increased to 2.1% for the three months ended March 31, 2017 from 1.9% during the prior year period. The increase from the prior year period was primarily due to a transition in insurance carriers during the three months ended March 31, 2017, causing some of our insurance claims to impact net credit losses instead of insurance income, net.

Other Income. Other income, which consists primarily of late charges, increased $0.3 million, or 12.3%, to $2.8 million during the three months ended March 31, 2017 from $2.5 million during the prior year period. Annualized other income represented 1.6% of average receivables during both the first three months of 2017 and the prior year period.

Provision for Credit Losses. Our provision for credit losses increased $5.3 million, or 38.7%, to $19.1 million during the three months ended March 31, 2017 from $13.8 million during the prior year period. The provision for credit losses represented 10.8% of average receivables during the first three months of 2017 compared to 8.9% of average receivables during the prior year period. The increase in the provision for credit losses was due to an increase in net credit losses of $4.4 million and a change in the estimated allowance of $1.0 million, primarily due to reserves associated with the change in insurance provider.

Net credit losses increased $4.4 million, or 29.1%, to $19.4 million during the three months ended March 31, 2017 from $15.0 million during the prior year period. Net credit losses for the first quarter of 2017 included $1.0 million of losses due to a temporary shift of certain insurance claims into net credit losses during a transition in our insurance provider. Annualized net credit losses as a percentage of average receivables were 10.9% during the first three months of 2017 compared to 9.7% during the prior year period. To improve future net credit losses, we reduced lending to specific underperforming segments of our customer base starting in the fourth quarter of 2016 and continuing in the first quarter of 2017. As a result of our credit policy tightening and our improved early and late stage delinquencies at the end of the first quarter of 2017, we expect net credit losses in the second and third quarter of 2017 to be lower compared to the first quarter of 2017. However, the full provision for credit losses will continue at or near its current level due to the incremental provision associated with portfolio growth during these quarters.

We evaluate delinquency and losses in each of our loan categories in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables:

	1Q’17			4Q’16
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Small loans	$335,552	$20,575	6.1%	$358,471	$21,770	6.1%
Large loans	242,380	12,675	5.2%	235,349	11,460	4.9%
Automobile loans	85,869	5,775	6.7%	90,432	5,910	6.5%
Retail loans	31,203	1,975	6.3%	33,523	2,110	6.3%

Total	$695,004	$41,000	5.9%	$717,775	$41,250	5.7%

The allowance as a percentage of related finance receivables increased to 5.9% as of March 31, 2017, from 5.7% as of December 31, 2016, due to the continued seasoning of the large loan portfolio.

Delinquencies 1 day and over past due as a percentage of total finance receivables decreased to 15.7% as of March 31, 2017, from 16.7% as of March 31, 2016. Delinquencies 30 days or more past due as a percentage of total finance receivables increased to 6.5% as of March 31, 2017, from 6.2% as of March 31, 2016. The increase was primarily due to the seasoning of our large loan portfolio. The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	1Q’17		4Q’16		1Q’16
Allowance for credit losses	$41,000	5.9%	$41,250	5.7%	$36,230	6.0%

Current	586,085	84.3%	587,202	81.9%	505,801	83.3%
1 to 29 days past due	63,978	9.2%	77,106	10.7%	63,686	10.5%

Delinquent accounts:
30 to 59 days	13,860	2.1%	16,727	2.3%	11,986	1.9%
60 to 89 days	9,889	1.4%	11,641	1.6%	7,640	1.3%
90 to 119 days	7,569	1.0%	10,021	1.4%	7,099	1.1%
120 to 149 days	6,975	1.0%	8,205	1.1%	5,914	1.0%
150 to 179 days	6,648	1.0%	6,873	1.0%	5,237	0.9%

Total contractual delinquency	$44,941	6.5%	$53,467	7.4%	$37,876	6.2%

Total finance receivables	$695,004	100.0%	$717,775	100.0%	$607,363	100.0%

1 day and over past due	$108,919	15.7%	$130,573	18.1%	$101,562	16.7%

	Contractual Delinquency by Product
In thousands	1Q’17		4Q’16		1Q’16
Small loans	$26,573	7.9%	$32,955	9.2%	$24,978	8.0%
Large loans	12,142	5.0%	12,114	5.1%	5,561	3.4%
Automobile loans	4,513	5.3%	6,300	7.0%	6,120	5.8%
Retail loans	1,713	5.5%	2,098	6.3%	1,217	4.3%

Total contractual delinquency	$44,941	6.5%	$53,467	7.4%	$37,876	6.2%

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $1.6 million, or 5.5%, to $31.5 million during the three months ended March 31, 2017 from $29.8 million during the prior year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased to 17.7% during the three months ended March 31, 2017 from 19.3% during the prior year period.

	General & Administrative Expenses Trend
In thousands	1Q’16	2Q’16	3Q’16	4Q’16	1Q’17	YoY $ B(W)
Legacy operations expenses	$19,811	$18,224	$19,596	$19,238	$20,497	$(686)
2017 new branch expenses					276	(276)

Total operations expenses	19,811	18,224	19,596	19,238	20,773	(962)
Marketing expenses	1,515	2,062	1,786	1,474	1,205	310
Home office expenses	8,479	9,262	9,071	8,114	9,476	(997)

Total G&A expenses	$29,805	$29,548	$30,453	$28,826	$31,454	$(1,649)

Operations general and administrative expenses increased $1.0 million during the three months ended March 31, 2017 compared to the prior year period. This increase was primarily due to costs related to the opening of 5 net new branches since March 31, 2016 and higher collection expenses. Home office general and administrative expenses increased $1.0 million during the three months ended March 31, 2017 compared to the prior year period primarily due to an increase in incentive plan expenses and increased headcount. Home office general and administrative expenses for both the first quarters of 2017 and 2016 include $0.4 million of loan system conversion costs. In 2016, we began using the new loan management system in our North Carolina, Virginia, and New Mexico branches, and we expect to convert to the new loan management system in our remaining six states by the end of 2017. We expect technology costs to remain elevated in 2017 in connection with our efforts to transition to our new loan management system. The increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $1.0 million, or 6.1%, to $18.2 million during the three months ended March 31, 2017 from $17.1 million during the prior year period. Home office personnel expense increased $0.4 million in the three months ended March 31, 2017 from added headcount primarily in our information technology, marketing, and credit risk departments offset by lower recruiting fees. Incentive compensation expense increased $0.7 million primarily due to the 2016 annual grant of awards under our long-term incentive plan, which have three-year performance targets. The 2016 annual grant of awards were made at the end of the first quarter of 2016 and, therefore, no expense for the 2016 annual grant of awards was incurred during the three months ended March 31, 2016.

Occupancy. Occupancy expenses increased $0.4 million, or 8.7%, to $5.3 million during the three months ended March 31, 2017 from $4.9 million during the prior year period. The increase in occupancy expenses was due to costs related to the opening of 5 net new branches since the prior year period, branch relocations, and expenses associated with a larger home office building. Additionally, we frequently experience increases in rent as we renew existing branch leases.

Marketing. Marketing expenses decreased $0.3 million, or 20.5%, to $1.2 million during the three months ended March 31, 2017 from $1.5 million during the prior year period. The decrease was primarily due to a 17.0% decrease in total direct mail marketing compared to the prior year period. The reduction in total mail quantity was the result of our efforts to fine-tune our processes and shift marketing spend out of the first quarter, when demand is typically lower, and into the latter three quarters, when demand is typically stronger.

Other Expenses. Other expenses increased $0.5 million, or 7.9%, to $6.8 million during the three months ended March 31, 2017 from $6.3 million during the prior year period. The increase was primarily due to a $0.4 million increase in collection expenses related to higher delinquency in late 2016 and a $0.1 million increase in bank charges due to a higher branch count and increased fees for accepting debit card payments.

Interest Expense. Interest expense on long-term debt increased $0.5 million, or 10.7%, to $5.2 million during the three months ended March 31, 2017 from $4.7 million during the prior year period. The increase was primarily due to an increase in the average balance of our senior revolving credit facility due to loan growth, offset by lower debt issuance costs, lower rate cap expense, and lower unused line fees. The average cost of our long-term debt decreased 0.34% to 4.37% for the three months ended March 31, 2017 from 4.71% for the prior year period.

Income Taxes. Income taxes decreased $0.8 million, or 25.8%, to $2.4 million during the three months ended March 31, 2017 from $3.2 million during the prior year period. The decrease was primarily due to $1.5 million in tax benefits related to the exercise of stock options, offset by an increase in our net income before taxes. Our effective tax rates were 23.8% and 38.3% for the three months ended March 31, 2017 and 2016, respectively. The tax benefits reduced the effective tax rate by 14.5% for the three months ended March 31, 2017.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to expanding and maintaining our branch locations. In connection with our plans to expand our branch network and improve our technology infrastructure in future years, we will incur approximately $4.0 million to $10.0 million of capital expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility and the amortizing loan that we closed in December 2015. We believe that cash flow from operations and borrowings under our senior revolving credit facility and amortizing loan will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding finance receivables originated by those branches and our other branches, for the next twelve months. From time to time, we have needed an increase in the borrowing limits under our senior revolving credit facility. We have successfully obtained such increases in the past; however, there can be no assurance that this additional funding will be available (or available on reasonable terms) if and when needed. We continue to seek ways to diversify our long-term funding sources, including through securitization of certain loans and other similar transactions.

As part of the $75.7 million amortizing asset-backed loan to Regional Management Receivables, LLC (“RMR”), $3.7 million of the cash received by RMR in December 2015 was deposited into a restricted cash reserve account to satisfy provisions of the credit agreement. These reserve requirements decreased to $1.7 million in June 2016 following our satisfaction of certain provisions of the credit agreement. This restricted cash reserve account requirement will remain at $1.7 million until the termination of the credit agreement. Additionally, the amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these accounts are remitted to a restricted cash collection account, which totaled $2.3 million as of March 31, 2017. On the closing date of this loan, RMR made certain representations and warranties about the quality and nature of these receivables. The credit agreement requires RMR to pay the administrative agent a release fee for the release of receivables in certain circumstances, including circumstances in which the representations and warranties made by RMR concerning the quality and characteristics of the receivables are inaccurate.

As a holding company, almost all of the funds generated from our operations are earned by our operating subsidiaries. In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a cash-collateralized letter of credit in favor of the ceding company. As of March 31, 2017, these reserve requirements totaled $4.9 million.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $8.5 million, or 41.7%, to $28.8 million during the three months ended March 31, 2017 from $20.3 million during the prior year period. The increase was primarily due to higher net income, before provision for credit losses, resulting from growth in the business.

Investing Activities. Investing activities consist of finance receivables originated and purchased, net change in restricted cash, the purchase of intangible assets, and the purchase of property and equipment for new and existing branches. Net cash provided by investing activities during the three months ended March 31, 2017 was $0.8 million compared to $3.2 million during the prior year period, a net decrease of $2.4 million. The decrease was primarily due to lower net repayments of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness, issuances of common stock, and repurchases of common stock. During the three months ended March 31, 2017, net cash used in financing activities was $30.5 million, an increase of $6.8 million compared to the $23.7 million net cash used in financing activities during the prior year period. The increase was primarily a result of an increase in net payments on long-term debt of $14.1 million and taxes paid of $1.6 million related to net share settlements, offset by stock repurchases of $8.9 million in the three months ended March 31, 2016.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into the fifth amended and restated senior revolving credit facility with a syndicate of banks in September 2015, which we subsequently amended in May 2016 and August 2016. The senior revolving credit facility provides for up to $585.0 million in availability, with a borrowing base of up to a maximum of 85% of eligible secured finance receivables and up to a maximum of 70% of eligible unsecured finance receivables, in each case, subject to adjustment at certain credit quality levels (82% and 67% as of March 31, 2017, respectively). The facility matures in August 2019 and has an accordion provision that allows for the expansion of the facility to $650.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. Alternatively, we may pay interest at a rate based on the prime rate (which was 4.00% as of March 31, 2017) plus a margin of 2.00%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $400.0 million. Excluding the receivables held by RMR, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our outstanding debt under the senior revolving credit facility was $430.4 million at March 31, 2017, and the amount available for borrowing, but not yet advanced, was $64.0 million. At March 31, 2017, we were in compliance with our debt covenants. A year or more in advance of its August 2019 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A. “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Amortizing Loan. We entered into a credit agreement in December 2015 which provides for a $75.7 million amortizing loan to RMR that is secured by certain retail installment contracts and promissory notes secured by automobiles, light-duty trucks, minivans, sport utility vehicles, and other passenger vehicles (excluding motorcycles) which either indirectly or directly were originated by certain of our subsidiaries. Our outstanding debt under the credit agreement was $32.2 million at March 31, 2017.

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

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of March 31, 2017, the cash reserves were $4.9 million. We have also purchased a cash collateralized letter of credit in favor of the ceding company. As of March 31, 2017, the letter of credit was $2.0 million.

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

Credit Losses.

Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for future losses on our finance receivables. We charge credit losses against the allowance when an account is contractually delinquent 180 days, subject to certain exceptions. Our policy for non-titled accounts in a confirmed bankruptcy is to charge them off at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. The updated policy improves consistency and creates better alignment with industry practice. Subsequent recoveries, if any, are credited to the allowance. Loss experience, effective loan life, contractual delinquency of finance receivables by loan type, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

For customers in a confirmed Chapter 13 bankruptcy plan, we reduce the interest rate to that specified in the bankruptcy order and we receive payments with respect to the remaining amount of the loan from the bankruptcy trustee. For customers who recently filed for Chapter 13 bankruptcy, we generally do not receive any payments until their bankruptcy plan is confirmed by the court. If the customers have made payments to the trustee in advance of plan confirmation, we may receive a lump sum payment from the trustee once the plan is confirmed. This lump sum payment represents our pro-rata share of the amount paid by the customer. If a customer fails to comply with the terms of the bankruptcy order, we will petition the trustee to have the customer dismissed from bankruptcy. Upon dismissal, we restore the account to the original terms and pursue collection through our normal loan servicing activities.

If a customer files for bankruptcy under Chapter 7 of the bankruptcy code, the bankruptcy court has the authority to cancel the customer’s debt. If a vehicle secures a Chapter 7 bankruptcy account, the customer has the option of buying the vehicle at fair value or reaffirming the loan and continuing to pay the loan.

The FASB issued an accounting update in June 2016 to change the impairment model for estimating credit losses on financial assets. The current incurred loss impairment model requires the recognition of credit losses when it is probable that a loss has been incurred. The incurred loss model will be replaced by an expected loss model, which requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial asset. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The implementation of the accounting update could have a significant impact on the provision for credit losses in the consolidated statements of income and on the allowance for credit losses in the consolidated balance sheets. We are currently evaluating the potential impact of this guidance on its consolidated financial statements.

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

Pursuant to the adoption of an accounting standard update issued in March 2016 and effective for fiscal year 2017, we now recognize the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of the consolidated statements of income. These tax benefits and deficiencies were previously recognized within additional paid-in-capital on our balance sheet.

Recently Issued Accounting Standards

See Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part I, Item 1. “Financial Statements” for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables at either prevailing market rates or at statutory limits. Our finance receivables are structured on a fixed rate, fixed term basis. Accordingly, subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.4 times per year from payments, renewals, and net credit losses. Because our automobile loans have longer maturities and typically are not refinanced prior to maturity, the rate of turnover of the loan portfolio may change as these loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities, which include a senior revolving credit facility with a group of banks used to maintain liquidity and fund our business operations. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors. At March 31, 2017, our outstanding long-term debt under our senior revolving credit facility was $430.8 million and interest on borrowings under this facility was approximately 4.16% for the three months ended March 31, 2017, including an unused line fee. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. Alternatively, we may pay interest at a rate based on the prime rate plus a margin of 2.00%. As of March 31, 2017, our LIBOR rate was at 1.00%. Based on a LIBOR rate of 100 basis points and the outstanding balance at March 31, 2017, an increase of 100 basis points in the LIBOR would result in an increase of 100 basis points to our borrowing costs and would result in approximately $3.9 million of increased interest expense on an annual basis.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

On March 30, 2016, the Court granted the Defendants’ motion to dismiss the second amended complaint in its entirety. On May 23, 2016, the Plaintiffs moved for leave to file a third amended complaint. The Defendants’ opposition brief was filed on June 9, 2016, and the Plaintiffs’ reply was filed on June 20, 2016. On January 27, 2017, the Court denied the Plaintiffs’ motion for leave to file a third amended complaint and directed entry of final judgment in favor of the Defendants. On January 30, 2017, the Court entered final judgment in favor of the Defendants. On March 1, 2017, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. Plaintiffs/Appellants’ appellate brief is due on or before June 13, 2017. The Company believes that the claims against it are without merit and will continue to defend against the litigation vigorously.

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

There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (which was filed with the SEC on February 10, 2017), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: May 2, 2017	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2017 and the year ended December 31, 2016; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X