Form 10-Q
period 2017-06-30
Regional Management Corp.
filed 2017-08-01
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2017, the registrant had outstanding 11,652,488 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

Assets	June 30, 2017 (Unaudited)	December 31, 2016
Cash	$3,678	$4,446
Gross finance receivables	933,257	916,954
Unearned finance charges and insurance premiums	(206,490)	(199,179)

Finance receivables	726,767	717,775
Allowance for credit losses	(42,000)	(41,250)

Net finance receivables	684,767	676,525
Property and equipment	11,653	11,693
Restricted cash	10,630	8,297
Intangible assets	8,480	6,448
Deferred tax asset	1,776	33
Other assets	6,549	4,782

Total assets	$727,533	$712,224

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$497,049	$491,678
Unamortized debt issuance costs	(5,539)	(2,152)

Net long-term debt	491,510	489,526
Accounts payable and accrued expenses	14,656	15,223

Total liabilities	506,166	504,749
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 13,201 shares issued and 11,655 shares outstanding at June 30, 2017, and 12,996 shares issued and 11,450 shares outstanding at December 31, 2016)	1,320	1,300
Additional paid-in-capital	92,535	92,432
Retained earnings	152,558	138,789
Treasury stock (1,546 shares at June 30, 2017 and December 31, 2016)	(25,046)	(25,046)

Total stockholders’ equity	221,367	207,475

Total liabilities and stockholders’ equity	$727,533	$712,224

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$60	$36
Finance receivables	56,646	41,244
Allowance for credit losses	(2,793)	(2,337)
Restricted cash	6,045	4,426
Other assets	90	201

Total assets	$60,048	$43,570

Liabilities
Net long-term debt	$47,305	$37,898
Accounts payable and accrued expenses	18	5

Total liabilities	$47,323	$37,903

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Interest and fee income	$59,787	$52,589	$119,042	$103,889
Insurance income, net	3,085	2,601	6,890	5,540
Other income	2,466	2,135	5,226	4,593

Total revenue	65,338	57,325	131,158	114,022

Expenses
Provision for credit losses	18,589	13,386	37,723	27,177

Personnel	18,387	16,674	36,555	33,801
Occupancy	5,419	4,770	10,704	9,633
Marketing	1,779	2,062	2,984	3,577
Other	6,057	6,042	12,853	12,342

Total general and administrative expenses	31,642	29,548	63,096	59,353

Interest expense	5,221	4,811	10,434	9,521

Income before income taxes	9,886	9,580	19,905	17,971
Income taxes	3,751	3,668	6,136	6,883

Net income	$6,135	$5,912	$13,769	$11,088

Net income per common share:
Basic	$0.53	$0.50	$1.19	$0.90

Diluted	$0.52	$0.49	$1.17	$0.89

Weighted average shares outstanding:
Basic	11,554	11,756	11,524	12,256

Diluted	11,730	11,974	11,723	12,462

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2015	12,914	$1,291	$89,178	$114,758	$—	$205,227
Issuance of restricted stock awards	37	4	(4)	—	—	—
Exercise of stock options	203	20	—	—	—	20
Excess tax deficiency from stock option exercises	—	—	(35)	—	—	(35)
Repurchase of common stock	—	—	—	—	(25,046)	(25,046)
Shares withheld related to net share settlement	(158)	(15)	(493)	—	—	(508)
Share-based compensation	—	—	3,786	—	—	3,786
Net income	—	—	—	24,031	—	24,031

Balance, December 31, 2016	12,996	$1,300	$92,432	$138,789	$(25,046)	$207,475

Issuance of restricted stock awards	80	8	(8)	—	—	—
Exercise of stock options	254	25	—	—	—	25
Shares withheld related to net share settlement	(129)	(13)	(1,659)	—	—	(1,672)
Share-based compensation	—	—	1,770	—	—	1,770
Net income	—	—	—	13,769	—	13,769

Balance, June 30, 2017	13,201	$1,320	$92,535	$152,558	$(25,046)	$221,367

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$13,769	$11,088
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	37,723	27,177
Depreciation and amortization	3,231	3,333
(Gain) loss on disposal of property and equipment	92	(8)
Share-based compensation	2,090	1,853
Fair value adjustment on interest rate caps	49	210
Deferred income taxes, net	(1,743)	2,428
Changes in operating assets and liabilities:
Increase in other assets	(1,814)	(5,429)
Decrease in other liabilities	(2,293)	(2,102)

Net cash provided by operating activities	51,104	38,550

Cash flows from investing activities:
Net originations of finance receivables	(45,965)	(45,729)
Purchases of intangible assets	(3,064)	(2,606)
(Increase) decrease in restricted cash	(2,333)	2,269
Purchases of property and equipment	(2,228)	(2,377)
Proceeds from disposal of property and equipment	558	709

Net cash used in investing activities	(53,032)	(47,734)

Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	(6,256)	48,310
Payments on amortizing loan	(12,406)	(18,341)
Net advances on revolving warehouse credit facility	24,032	—
Payments for debt issuance costs	(2,563)	(467)
Taxes paid related to net share settlement of equity awards	(1,647)	(99)
Repurchases of common stock	—	(25,046)

Net cash provided by financing activities	1,160	4,357

Net change in cash	(768)	(4,827)
Cash at beginning of period	4,446	7,654

Cash at end of period	$3,678	$2,827

Supplemental cash flow information
Interest paid	$8,662	$8,502

Income taxes paid	$10,105	$8,629

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, automobile loans, retail loans, and related payment and collateral protection insurance products. As of June 30, 2017, the Company operated branches in 347 locations in the states of Alabama (49 branches), Georgia (8 branches), New Mexico (18 branches), North Carolina (36 branches), Oklahoma (28 branches), South Carolina (72 branches), Tennessee (21 branches), Texas (98 branches), and Virginia (17 branches) under the name Regional Finance. The Company opened 8 net new branches during the six months ended June 30, 2017.

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

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

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates through a separate wholly-owned subsidiary in each state. The Company also consolidates variable interest entities (each, a “VIE”) when it is considered to be the primary beneficiary of the VIE because it has (i) power over the significant activities of the VIE and (ii) the obligation to absorb losses or the right to receive returns that could be significant to the VIE.

Treasury stock: The Company records the repurchase of shares of its common stock at cost on the settlement date of the transaction. These shares are considered treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

Variable interest entities: The Company has an asset-backed, amortizing loan for general funding purposes. The transaction involved selling a pool of the Company’s automobile loans to its wholly-owned subsidiary, Regional Management Receivables, LLC (“RMR”) as collateral for the loan. The Company also has a revolving warehouse credit facility for general funding purposes. The transaction involves the sale of pools of the Company’s large loans to its wholly-owned subsidiary, Regional Management Receivables II, LLC (“RMR II”). The Company continues to service the finance receivables transferred to RMR and RMR II. RMR and RMR II have the limited purpose of acquiring finance receivables and holding and making payments on the related debts. Assets transferred to RMR and RMR II are legally isolated from the Company and the claims of the Company’s other creditors. The lenders of the debt issued by RMR and RMR II generally only have recourse to the assets of RMR or RMR II, respectively, and do not have recourse to the general credit of the Company.

The Company’s asset-backed loans under these arrangements are structured to provide enhancements to the lenders in the form of overcollateralization (principal balance of the collateral exceeds the balance of the debt) and reserve funds (restricted cash accounts held by RMR and RMR II). These enhancements, along with the isolated finance receivables pools, increase the creditworthiness of RMR and RMR II above that of the Company as a whole. This increases the marketability of the Company’s collateral for borrowing purposes, leading to more favorable borrowing terms, improved interest rate risk management, and additional flexibility to grow the business.

Both RMR and RMR II are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. The Company is considered to be the primary beneficiary of RMR and RMR II because it has (i) power over the significant activities of RMR and RMR II through its role as servicer of the finance receivables under each credit agreement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through the Company’s interest in the monthly residual cash flows of RMR and RMR II after each debt is paid.

Consolidation of RMR and RMR II results in the transactions being accounted for as secured borrowings; therefore, the pooled receivables and the related debts remain on the consolidated balance sheet of the Company. Each debt is secured solely by the assets of RMR and RMR II, respectively, and not by any other assets of the Company. The assets of RMR and RMR II are the only source of funds for repayment on each debt. Restricted cash accounts held by RMR and RMR II can only be used to support payments on the debt. The Company recognizes revenue and provision for credit losses on the finance receivables of RMR and RMR II and interest expense on the related secured debt.

Use of estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities for the periods indicated in the financial statements. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, the fair value of share-based compensation, the valuation of deferred tax assets and liabilities, contingent liabilities on litigation matters, and the allocation of the purchase price to assets acquired in business combinations.

Reclassifications: Certain prior-period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Recent accounting pronouncements: In March 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting update to simplify the accounting for share-based compensation, including the accounting for forfeitures, the statutory tax withholding requirements, the accounting for income taxes, and the classification of share-based compensation transactions in the statement of cash flows. The key provision of the update is the requirement for the tax benefits or tax deficiencies from the exercise or vesting of share-based awards to flow through the statement of income rather than through additional paid-in-capital on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption was permitted. Beginning in 2017, the Company prospectively recognizes the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of the consolidated statements of income. Additionally, the Company has retrospectively reclassified tax benefits or deficiencies from financing activities to operating activities on the consolidated statements of cash flows. The Company has historically recognized taxes paid relating to net share settlement of equity awards within financing activities and will continue this practice, consistent with the new accounting update. Regarding the accounting for estimated share-based forfeitures, the Company has historically recognized forfeitures as they were incurred due to a lack of award forfeiture history and will continue this practice under the new accounting update. The Company expects increased periodic volatility in income tax expense based on the continued application of the accounting update.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

In thousands	June 30, 2017	December 31, 2016
Small loans	$348,742	$358,471
Large loans	267,921	235,349
Automobile loans	79,861	90,432
Retail loans	30,243	33,523

Finance receivables	$726,767	$717,775

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	June 30, 2017
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$285,437	81.9%	$230,306	85.9%	$58,742	73.5%	$24,859	82.2%	$599,344	82.5%
1 to 29 days past due	36,695	10.5%	23,776	8.9%	15,947	20.0%	3,646	12.1%	80,064	11.0%

Delinquent accounts
30 to 59 days	8,965	2.5%	4,742	1.8%	2,627	3.4%	684	2.3%	17,018	2.3%
60 to 89 days	5,929	1.7%	3,266	1.2%	1,154	1.4%	377	1.2%	10,726	1.5%
90 to 119 days	4,398	1.3%	2,505	0.9%	685	0.8%	205	0.7%	7,793	1.0%
120 to 149 days	3,734	1.1%	1,823	0.7%	490	0.6%	255	0.8%	6,302	0.9%
150 to 179 days	3,584	1.0%	1,503	0.6%	216	0.3%	217	0.7%	5,520	0.8%

Total delinquency	$26,610	7.6%	$13,839	5.2%	$5,172	6.5%	$1,738	5.7%	$47,359	6.5%

Total finance receivables	$348,742	100.0%	$267,921	100.0%	$79,861	100.0%	$30,243	100.0%	$726,767	100.0%

Finance receivables in nonaccrual status	$11,716	3.4%	$5,831	2.2%	$1,391	1.7%	$677	2.2%	$19,615	2.7%

	December 31, 2016
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$288,983	80.6%	$204,063	86.8%	$66,936	74.0%	$27,220	81.2%	$587,202	81.9%
1 to 29 days past due	36,533	10.2%	19,172	8.1%	17,196	19.0%	4,205	12.5%	77,106	10.7%

Delinquent accounts
30 to 59 days	9,408	2.6%	3,948	1.7%	2,654	3.0%	717	2.2%	16,727	2.3%
60 to 89 days	7,110	2.0%	2,920	1.2%	1,171	1.3%	440	1.3%	11,641	1.6%
90 to 119 days	6,264	1.8%	2,271	1.0%	1,110	1.2%	376	1.1%	10,021	1.4%
120 to 149 days	5,424	1.5%	1,710	0.7%	743	0.8%	328	1.0%	8,205	1.1%
150 to 179 days	4,749	1.3%	1,265	0.5%	622	0.7%	237	0.7%	6,873	1.0%

Total delinquency	$32,955	9.2%	$12,114	5.1%	$6,300	7.0%	$2,098	6.3%	$53,467	7.4%

Total finance receivables	$358,471	100.0%	$235,349	100.0%	$90,432	100.0%	$33,523	100.0%	$717,775	100.0%

Finance receivables in nonaccrual status	$16,437	4.6%	$5,246	2.2%	$2,475	2.7%	$941	2.8%	$25,099	3.5%

The allowance for credit losses consists of general and specific components. Prior to September 30, 2016, the general component reflected estimated credit losses for groups of finance receivables on a collective basis and was primarily based on historical loss rates (adjusted for qualitative factors). Effective beginning September 30, 2016, the general component is primarily based on delinquency roll rates. Delinquency roll rate modeling is forward-looking and common practice in the consumer finance industry. As a result of this change, the Company decreased the provision for credit losses for the year ended December 31, 2016 by $0.5 million, which increased net income by $0.3 million, or $0.03 diluted earnings per share.

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2017	2016	2017	2016
Balance at beginning of period	$41,000	$36,230	$41,250	$37,452
Provision for credit losses	18,589	13,386	37,723	27,177
Credit losses	(19,003)	(14,702)	(39,997)	(30,896)
Recoveries	1,414	1,286	3,024	2,467

Balance at end of period	$42,000	$36,200	$42,000	$36,200

In December 2015, the Company began selling previously charged-off loans for all products in the portfolio to a third-party debt buyer. The proceeds from these sales were recognized as a recovery in the allowance for credit losses. Recoveries during the year ended December 31, 2015 included $2.0 million from the sale of charged-off loans. In January 2016, the Company began selling the flow of charged-off loans. The flow sales are recognized as recoveries in the allowance for credit losses and as a reduction of the provision for credit losses.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance April 1, 2017	Provision	Credit Losses	Recoveries	Balance June 30, 2017	Finance Receivables June 30, 2017	Allowance as Percentage of Finance Receivables June 30, 2017
Small loans	$20,575	$11,082	$(11,542)	$795	$20,910	$348,742	6.0%
Large loans	12,675	6,124	(5,023)	224	14,000	267,921	5.2%
Automobile loans	5,775	825	(1,724)	334	5,210	79,861	6.5%
Retail loans	1,975	558	(714)	61	1,880	30,243	6.2%

Total	$41,000	$18,589	$(19,003)	$1,414	$42,000	$726,767	5.8%

In thousands	Balance April 1, 2016	Provision	Credit Losses	Recoveries	Balance June 30, 2016	Finance Receivables June 30, 2016	Allowance as Percentage of Finance Receivables June 30, 2016
Small loans	$20,551	$7,946	$(10,500)	$755	$18,752	$320,077	5.9%
Large loans	6,076	3,492	(1,810)	128	7,886	194,857	4.0%
Automobile loans	8,028	1,341	(1,860)	342	7,851	100,721	7.8%
Retail loans	1,575	607	(532)	61	1,711	30,089	5.7%

Total	$36,230	$13,386	$(14,702)	$1,286	$36,200	$645,744	5.6%

In thousands	Balance January 1, 2017	Provision	Credit Losses	Recoveries	Balance June 30, 2017	Finance Receivables June 30, 2017	Allowance as Percentage of Finance Receivables June 30, 2017
Small loans	$21,770	$22,245	$(24,744)	$1,639	$20,910	$348,742	6.0%
Large loans	11,460	11,727	(9,652)	465	14,000	267,921	5.2%
Automobile loans	5,910	2,563	(4,056)	793	5,210	79,861	6.5%
Retail loans	2,110	1,188	(1,545)	127	1,880	30,243	6.2%

Total	$41,250	$37,723	$(39,997)	$3,024	$42,000	$726,767	5.8%

In thousands	Balance January 1, 2016	Provision	Credit Losses	Recoveries	Balance June 30, 2016	Finance Receivables June 30, 2016	Allowance as Percentage of Finance Receivables June 30, 2016
Small loans	$21,535	$18,097	$(22,447)	$1,567	$18,752	$320,077	5.9%
Large loans	5,593	5,149	(3,098)	242	7,886	194,857	4.0%
Automobile loans	8,828	2,770	(4,297)	550	7,851	100,721	7.8%
Retail loans	1,496	1,161	(1,054)	108	1,711	30,089	5.7%

Total	$37,452	$27,177	$(30,896)	$2,467	$36,200	$645,744	5.6%

Impaired finance receivables as a percentage of total finance receivables were 1.9% and 1.6% as of June 30, 2017 and December 31, 2016, respectively. The following is a summary of finance receivables evaluated for impairment for the periods indicated:

	June 30, 2017
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$3,909	$8,031	$2,023	$129	$14,092
Finance receivables evaluated collectively	344,833	259,890	77,838	30,114	712,675

Finance receivables outstanding	$348,742	$267,921	$79,861	$30,243	$726,767

Impaired receivables in nonaccrual status	$350	$687	$104	$18	$1,159

Amount of the specific reserve for impaired accounts	$907	$1,655	$447	$23	$3,032

Amount of the general component of the allowance	$20,003	$12,345	$4,763	$1,857	$38,968

	December 31, 2016
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$2,409	$6,441	$2,460	$101	$11,411
Finance receivables evaluated collectively	356,062	228,908	87,972	33,422	706,364

Finance receivables outstanding	$358,471	$235,349	$90,432	$33,523	$717,775

Impaired receivables in nonaccrual status	$288	$610	$175	$7	$1,080

Amount of the specific reserve for impaired accounts	$563	$1,216	$576	$19	$2,374

Amount of the general component of the allowance	$21,207	$10,244	$5,334	$2,091	$38,876

Average recorded investment in impaired finance receivables for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2017	2016	2017	2016
Small loans	$3,810	$1,561	$3,351	$1,306
Large loans	7,851	3,930	7,406	3,558
Automobile loans	2,201	2,845	2,286	2,994
Retail loans	111	111	106	113

Total average recorded investment	$13,973	$8,447	$13,149	$7,971

It is not practical to compute the amount of interest earned on impaired loans.

Note 4. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	June 30, 2017			December 31, 2016
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$446,593	$(2,388)	$444,205	$452,849	$(1,221)	$451,628
Amortizing loan	26,424	(594)	25,830	38,829	(931)	37,898
Revolving warehouse credit facility	24,032	(2,557)	21,475	—	—	—

Total	$497,049	$(5,539)	$491,510	$491,678	$(2,152)	$489,526

Unused amount of revolving credit facilities (subject to borrowing base)	$292,375			$132,151

In June 2017, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $585 million to $638 million and extend the maturity of the facility from August 2019 to June 2020. The facility has an accordion provision that allows for the expansion of the facility to $700 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one and six months, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR was 1.25% and 0.88% at June 30, 2017 and December 31,

2016, respectively. Alternatively, the Company may pay interest at the prime rate, plus a 2.00% margin, increasing to 2.25% when the availability percentage is below 10%. The prime rate was 4.25% and 3.75% at June 30, 2017 and December 31, 2016, respectively. The Company pays an unused line fee of 0.50% per annum, payable monthly, decreasing to 0.375% when the average outstanding balance exceeds $413.0 million. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, plus 70% of eligible unsecured finance receivables. These rates are subject to adjustment at certain credit quality levels (83% of eligible secured finance receivables and 68% of eligible unsecured finance receivables as of June 30, 2017). As of June 30, 2017, the Company had $62.3 million of eligible capacity under the facility.

In June 2017, the Company and its wholly-owned subsidiary, RMR II, entered into a credit agreement providing for a $125 million revolving warehouse credit facility to RMR II (expandable to $150 million). RMR II purchases large loan finance receivables, net of the related allowance for credit losses, from the Company’s affiliates using the proceeds of the facility and equity investments from the Company. The facility is secured by the finance receivables owned by RMR II. RMR II held $0.3 million in a restricted cash reserve account as of June 30, 2017 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. The margin may decrease to 3.25% and then to 3.00% following the satisfaction of certain milestones associated with the Company’s conversion to a new loan origination and servicing system. The three-month LIBOR was 1.30% at June 30, 2017. RMR II pays an unused commitment fee of between 0.35% and 0.85% per annum, payable monthly, based upon the average daily utilization of the facility. Advances on the facility are capped at 80% of finance receivables. As of June 30, 2017, the Company had capacity of $101.0 million under the facility. The facility converts to an amortizing loan in December 2018 and terminates in December 2019.

In December 2015, the Company and its wholly-owned subsidiary, RMR, entered into a credit agreement providing for a $75.7 million asset-backed, amortizing loan to RMR. RMR purchased $86.1 million in automobile finance receivables, net of a $2.6 million allowance for credit losses, from the Company’s affiliates using the proceeds of the loan and an equity investment from the Company to fund such purchase. The loan is secured by the finance receivables owned by RMR. RMR held $1.7 million in a restricted cash reserve account as of June 30, 2017 to satisfy provisions of the credit agreement. RMR pays interest of 3.00% per annum on the loan balance from the closing date until the date the loan balance has been fully repaid. The amortizing loan terminates in December 2022. The credit agreement allows RMR to prepay the loan when the outstanding balance falls below 20% of the original loan amount.

These debt agreements contain restrictive covenants requiring monthly and annual reporting to the banks. At June 30, 2017, the Company was in compliance with all debt covenants.

Both the amortizing loan and warehouse credit facility are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these accounts are remitted to restricted cash collection accounts, which totaled $4.0 million and $2.7 million as of June 30, 2017 and December 31, 2016, respectively. Cash inflows from the finance receivables are distributed to the lenders and service providers in accordance with a monthly contractual priority of payments (waterfall) and, as such, the inflows are directed first to servicing fees. RMR and RMR II pay a 4% servicing fee to the Company, which is eliminated in consolidation. Next, all cash inflows are directed to the interest, principal, and any adjustments to the reserve accounts and, thereafter, to the residual interest that the Company owns. Distributions from RMR and RMR II to the Company are permitted under the credit agreements.

Both RMR and RMR II are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. The Company is considered to be the primary beneficiary of RMR and RMR II because it has (i) power over the significant activities of RMR and RMR II through its role as servicer of the finance receivables under each credit agreement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through the Company’s interest in the monthly residual cash flows of RMR and RMR II after each debt is paid.

The carrying amounts of consolidated VIE assets and liabilities are as follows:

In thousands	June 30, 2017	December 31, 2016
Assets
Cash	$60	$36
Finance receivables	56,646	41,244
Allowance for credit losses	(2,793)	(2,337)
Restricted cash	6,045	4,426
Other assets	90	201

Total assets	$60,048	$43,570

Liabilities
Net long-term debt	$47,305	$37,898
Accounts payable and accrued expenses	18	5

Total liabilities	$47,323	$37,903

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

Repossessed assets: Repossessed assets are valued at the lower of the receivable balance of the finance receivable prior to repossession or the estimated net realizable value. The Company estimates net realizable value at the projected cash value upon liquidation, less costs to sell the related collateral.

Long-term debt: The Company’s long-term debt is frequently renewed, amended, or recently originated. As a result, the Company believes that the fair value of long-term debt approximates carrying amounts. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	June 30, 2017		December 31, 2016
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$3,678	$3,678	$4,446	$4,446
Restricted cash	10,630	10,630	8,297	8,297
Level 2 inputs
Interest rate caps	113	113	62	62
Level 3 inputs
Net finance receivables	684,767	684,767	676,525	676,525
Repossessed assets	342	342	502	502
Liabilities
Level 3 inputs
Long-term debt	497,049	497,049	491,678	491,678

Certain of the Company’s assets carried at fair value are classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are carried at fair value. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant, unobservable inputs are classified as Level 3.

Note 6. Income Taxes

Pursuant to the adoption of an accounting standard update issued in March 2016 and effective for fiscal year 2017, the Company now recognizes the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line item of the consolidated statements of income. These tax benefits and deficiencies were previously recognized within additional paid-in-capital on the Company’s balance sheet.

For the three months ended June 30, 2017 and 2016, the Company recorded income tax expense of $3.8 million and $3.7 million, respectively. Included in these amounts are tax benefits from share-based awards of $36 thousand and $0 for the three months ended June 30, 2017 and 2016, respectively. The Company recorded $6.1 million and $6.9 million of income tax expense for the six months ended June 30, 2017 and 2016, respectively. Included in these amounts are tax benefits from share-based awards of $1.5 million and $0 for the six months ended June 30, 2017 and 2016, respectively.

Note 7. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2017	2016	2017	2016
Numerator:
Net income	$6,135	$5,912	$13,769	$11,088

Denominator:
Weighted average shares outstanding for basic earnings per share	11,554	11,756	11,524	12,256
Effect of dilutive securities	176	218	199	206

Weighted average shares adjusted for dilutive securities	11,730	11,974	11,723	12,462

Earnings per share:
Basic	$0.53	$0.50	$1.19	$0.90

Diluted	$0.52	$0.49	$1.17	$0.89

Options to purchase 249 thousand and 319 thousand shares of common stock were outstanding during the three and six months ended June 30, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 8. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of June 30, 2017, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.6 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of June 30, 2017, there were 1.4 million shares available for grant under the 2015 Plan.

For the three months ended June 30, 2017 and 2016, the Company recorded share-based compensation expense of $1.3 million and $1.4 million, respectively. The Company recorded $2.1 million and $1.9 million in share-based compensation for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, unrecognized share-based compensation expense to be recognized over future periods approximated $7.4 million. This amount will be recognized as expense over a weighted-average period of 2.0 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards except for cash-settled performance units, which are classified as liabilities.

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

Long-term incentive program: The Company issues nonqualified stock options, performance-contingent restricted stock units (“RSUs”), and cash-settled performance units (“CSPUs”) to certain members of senior management under a long-term incentive program. Recurring annual grants are made at the discretion of the Company’s Board of Directors (the “Board”). The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSUs and CSPUs that may be earned can range from 0% to 150% of target based on the achievement of EBITDA and net income per share performance targets (2015 grants) or the percentile ranking of the Company’s compound annual growth rate of net income and net income per share compared to a public company peer group (2016 and 2017 grants), in each case over a three-year performance period.

In 2016, the Company introduced a key team member incentive program for certain other members of senior management. Recurring annual participation in the program is at the discretion of the Board and executive management. Each participant in the program is eligible to earn a restricted stock award, subject to performance over a one-year period. Payout under the program can range from 0% to 150% of target based on the achievement of five Company performance metrics and individual performance goals (subject to continued employment and certain other terms and conditions of the program). If earned, the restricted stock award is issued following the one-year performance period and vests ratably over a subsequent two-year period (subject to continued employment or as otherwise provided in the underlying award agreement).

Inducement and retention program: From time to time, the Company issues share-based awards in conjunction with employment offers to select new employees and retention grants to select existing employees. The Company issues these awards to attract and retain talent and to provide market competitive compensation. The grants have various vesting terms, including fully-vested awards at the grant date, cliff-vesting, and graded-vesting over periods of 18 months to 5 years (subject to continued employment or as otherwise provided in the underlying award agreements).

Non-employee director compensation program: In 2015 and 2016, the Company awarded its non-employee directors a cash retainer, committee meeting fees, shares of restricted common stock, and nonqualified stock options. The Board revised the compensation program in April 2017 to provide that the value of each director’s equity-based award be allocated solely to restricted stock, rather than split evenly between restricted stock and nonqualified stock options. The restricted stock awards are granted on the fifth business day following the Company’s annual meeting of stockholders and fully vest upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company. In 2015 and 2016, the nonqualified stock option awards were granted on the fifth business day following the Company’s annual meeting of stockholders and were immediately vested on the grant date.

The following are the terms and amounts of the awards issued under the Company’s share-based incentive programs:

Nonqualified stock options: The exercise price of all stock options is equal to the Company’s closing stock price on the date of grant. Stock options are subject to various vesting terms, including graded- and cliff-vesting over 18-month to 5-year vesting periods. In addition, stock options vest and become exercisable in full or in part under certain circumstances, including following the occurrence of a change of control (as defined in the option award agreements). Participants who are awarded options must exercise their options within a maximum of ten years of the grant date.

The fair value of option grants are estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below.

	Six Months Ended June 30,
	2017	2016
Expected volatility	43.95%	46.12%
Expected dividends	0.00%	0.00%
Expected term (in years)	5.96	5.75
Risk-free rate	2.09%	1.39%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the six months ended June 30, 2017:

In thousands, except per share amounts	Number of Shares	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	1,166	$14.66
Granted	116	19.99
Exercised	(254)	6.21
Forfeited	(35)	18.30
Expired	—	—

Options outstanding at June 30, 2017	993	$17.32	7.6	$6,531

Options exercisable at June 30, 2017	491	$17.15	6.7	$3,350

Available for grant at June 30, 2017	1,355

The following table provides additional stock option information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2017	2016	2017	2016
Weighted-average grant date fair value per share	$8.72	$6.53	$8.90	$7.42
Intrinsic value of options exercised	$—	$22	$4,725	$270
Fair value of stock options that vested	$258	$345	$559	$668

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the six months ended June 30, 2017:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value
Non-vested units at January 1, 2017	164	$16.07
Granted	85	19.99
Vested	—	—
Forfeited	(48)	17.69

Non-vested units at June 30, 2017	201	$17.33

The following table provides additional RSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average grant date fair value per unit	$—	$14.83	$19.99	$17.02

Cash-settled performance units: CSPUs will be settled in cash at the end of the performance measurement period and are classified as a liability. The value of CSPUs bears no relationship to the value of the Company’s common stock. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes CSPU activity during the six months ended June 30, 2017:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value
Non-vested units at January 1, 2017	2,641	$1.00
Granted	1,686	1.00
Vested	—	—
Forfeited	(843)	1.00

Non-vested units at June 30, 2017	3,484	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the six months ended June 30, 2017:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares at January 1, 2017	39	$16.46
Granted	83	18.35
Vested	(24)	16.08
Forfeited	(3)	15.87

Non-vested shares at June 30, 2017	95	$18.23

The following table provides additional restricted stock information.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2017	2016	2017	2016
Weighted-average grant date fair value per share	$20.88	$15.89	$18.35	$16.37
Fair value of restricted stock awards that vested	$345	$347	$390	$347

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

On March 30, 2016, the Court granted the Defendants’ motion to dismiss the second amended complaint in its entirety. On May 23, 2016, the Plaintiffs moved for leave to file a third amended complaint. The Defendants’ opposition brief was filed on June 9, 2016, and the Plaintiffs’ reply was filed on June 20, 2016. On January 27, 2017, the Court denied the Plaintiffs’ motion for leave to file a third amended complaint and directed entry of final judgment in favor of the Defendants. On January 30, 2017, the Court entered final judgment in favor of the Defendants. On March 1, 2017, the Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The Plaintiffs/Appellants’ appellate brief was filed on June 13, 2017, and the Defendants/Appellees’ appellate brief is due on or before September 12, 2017. The Company believes that the claims against it are without merit and will continue to defend against the litigation vigorously. Because the lawsuit contains multiple 1933 Act Claims and 1934 Act Claims, each with varying probabilities of being overturned on appeal and varying probabilities of loss and loss amounts, the Company is unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this matter.

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

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (which was filed with the SEC on February 10, 2017), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (which was filed with the SEC on May 2, 2017), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 347 locations in the states of Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia as of June 30, 2017. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, which includes our branches, direct mail campaigns, automobile dealerships, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Loans (≤$2,500) – As of June 30, 2017, we had 255.3 thousand small installment loans outstanding, representing $348.7 million in finance receivables. This included 80.1 thousand small loan convenience checks, representing $91.9 million in finance receivables as of June 30, 2017.

•	Large Loans (>$2,500) – As of June 30, 2017, we had 63.8 thousand large installment loans outstanding, representing $267.9 million in finance receivables. This included 1.1 thousand large loan convenience checks, representing $2.6 million in finance receivables as of June 30, 2017.

•	Automobile Loans – As of June 30, 2017, we had 9.2 thousand automobile purchase loans outstanding, representing $79.9 million in finance receivables. This included 4.8 thousand indirect automobile loans and 4.4 thousand direct automobile loans, representing $44.7 million and $35.2 million in finance receivables, respectively.

•	Retail Loans – As of June 30, 2017, we had 20.8 thousand retail purchase loans outstanding, representing $30.2 million in finance receivables.

•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

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

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. With the exception of automobile and retail loans, loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first quarter of the year and rise throughout the remainder of the fiscal year. Consequently, we experience seasonal fluctuations in our operating results and cash needs.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 14.8% from $572.8 million in 2015 to $657.4 million in 2016. Average finance receivables grew 14.0% from $623.1 million in the first six months of 2016 to $710.5 million in the first six months of 2017. We source our loans through our branches and our direct mail program, as well as through automobile dealerships, retail partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened 8 and 31 net new branches in 2016 and 2015, respectively. We opened 8 and 7 net new branches in the first six months of 2017 and 2016, respectively. We believe that we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on our revolving credit facilities are variable. We have purchased interest rate cap contracts with an aggregate notional principal amount of $250.0 million and 2.50% strike rates against the one-month LIBOR. The interest rate caps have maturities of April 2018 ($150.0 million), March 2019 ($50.0 million), and June 2020 ($50.0 million). When the one-month LIBOR exceeds 2.50%, the counterparty reimburses us for the excess over 2.50%. No payment is required by us or the counterparty when the one-month LIBOR is below 2.50%.

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our receivable efficiency ratio (annualized sum of general and administrative expenses divided by average finance receivables) was 17.8% for the first six months of 2017, compared to 19.1% for the same period of 2016. We believe this ratio is generally in line with industry standards for companies of our size.

Components of Results of Operations

Interest and Fee Income. Our interest and fee income consists primarily of interest earned on outstanding loans. We cease accruing interest on a loan when the customer is 90 days contractually past due. Interest accrual resumes when the account is less than 90 days contractually past due. If the account is charged off, the interest accrual is reversed as a reduction of interest and fee income during the period that the credit loss occurs.

Most states allow certain fees in connection with lending activities, such as loan origination fees, acquisition fees, and maintenance fees. Some states allow for higher fees while keeping interest rates lower. Loan fees are additional charges to the customer and are included in the annual percentage rate shown in the Truth in Lending disclosure that we make to our customers. The fees may or may not be refundable to the customer in the event of an early payoff, depending on state law. Fees are accrued to income over the life of the loan on the constant yield method.

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

We continually assess our products for an equitable balance of costs and benefits. Due to this ongoing assessment, premiums and benefits may change, which may impact the revenue and/or costs of our insurance operations.

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans and net of commission on new business). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. We maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance companies. As of June 30, 2017, the restricted cash balance for these cash reserves was $4.6 million. The unaffiliated insurance companies maintain the reserves for non-life claims. Insurance income, net includes all of the above-described insurance premiums, claims, and expenses.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average receivables (annualized):

	2Q 17		2Q 16		YTD 17		YTD 16
In thousands	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$59,787	33.8%	$52,589	33.7%	$119,042	33.5%	$103,889	33.3%
Insurance income, net	3,085	1.7%	2,601	1.7%	6,890	1.9%	5,540	1.8%
Other income	2,466	1.4%	2,135	1.3%	5,226	1.5%	4,593	1.5%

Total revenue	65,338	36.9%	57,325	36.7%	131,158	36.9%	114,022	36.6%

Expenses
Provision for credit losses	18,589	10.5%	13,386	8.6%	37,723	10.6%	27,177	8.7%

Personnel	18,387	10.4%	16,674	10.7%	36,555	10.3%	33,801	10.8%
Occupancy	5,419	3.1%	4,770	3.1%	10,704	3.0%	9,633	3.1%
Marketing	1,779	1.0%	2,062	1.3%	2,984	0.8%	3,577	1.1%
Other	6,057	3.4%	6,042	3.8%	12,853	3.7%	12,342	4.1%

Total general and administrative	31,642	17.9%	29,548	18.9%	63,096	17.8%	59,353	19.1%

Interest expense	5,221	2.9%	4,811	3.1%	10,434	2.9%	9,521	3.0%

Income before income taxes	9,886	5.6%	9,580	6.1%	19,905	5.6%	17,971	5.8%
Income taxes	3,751	2.1%	3,668	2.3%	6,136	1.7%	6,883	2.2%

Net income	$6,135	3.5%	$5,912	3.8%	$13,769	3.9%	$11,088	3.6%

The following table summarizes the quarterly trend of our financial results:

	Quarterly Trend
In thousands, except per share amounts	2Q 16	3Q 16	4Q 16	1Q 17	2Q 17	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$52,589	$57,420	$59,654	$59,255	$59,787	$532	$7,198
Insurance income, net	2,601	2,346	1,570	3,805	3,085	(720)	484
Other income	2,135	2,709	2,797	2,760	2,466	(294)	331

Total revenue	57,325	62,475	64,021	65,820	65,338	(482)	8,013

Expenses
Provision for credit losses	13,386	16,410	19,427	19,134	18,589	545	(5,203)

Personnel	16,674	18,180	16,998	18,168	18,387	(219)	(1,713)
Occupancy	4,770	5,175	5,251	5,285	5,419	(134)	(649)
Marketing	2,062	1,786	1,474	1,205	1,779	(574)	283
Other	6,042	5,312	5,103	6,796	6,057	739	(15)

Total general and administrative	29,548	30,453	28,826	31,454	31,642	(188)	(2,094)

Interest expense	4,811	5,116	5,287	5,213	5,221	(8)	(410)

Income before income taxes	9,580	10,496	10,481	10,019	9,886	(133)	306
Income taxes	3,668	4,020	4,014	2,385	3,751	(1,366)	(83)

Net income	$5,912	$6,476	$6,467	$7,634	$6,135	$(1,499)	$223

Net income per common share:
Basic	$0.50	$0.57	$0.57	$0.66	$0.53	$(0.13)	$0.03

Diluted	$0.49	$0.56	$0.55	$0.65	$0.52	$(0.13)	$0.03

Weighted-average shares outstanding:
Basic	11,756	11,384	11,408	11,494	11,554	(60)	202

Diluted	11,974	11,664	11,763	11,715	11,730	(15)	244

Net interest margin	$52,514	$57,359	$58,734	$60,607	$60,117	$(490)	$7,603

Net credit margin	$39,128	$40,949	$39,307	$41,473	$41,528	$55	$2,400

	2Q 16	3Q 16	4Q 16	1Q 17	2Q 17	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$642,803	$691,329	$712,224	$690,432	$727,533	$37,101	$84,730

Finance receivables	$645,744	$696,149	$717,775	$695,004	$726,767	$31,763	$81,023

Allowance for credit losses	$36,200	$39,100	$41,250	$41,000	$42,000	$1,000	$5,800

Long-term debt	$441,147	$481,766	$491,678	$462,994	$497,049	$34,055	$55,902

Comparison of June 30, 2017, Versus June 30, 2016

The following discussion and table describe the changes in finance receivables by product type:

•	Small Loans (≤$2,500) – Small loans outstanding increased by $28.7 million, or 9.0%, to $348.7 million at June 30, 2017, from $320.1 million at June 30, 2016, despite the up-sell of many small loan customers to large loans. The growth in receivables in branches opened in 2015 and 2016 contributed to the growth in overall small loans outstanding.

•	Large Loans (>$2,500) – Large loans outstanding increased by $73.1 million, or 37.5%, to $267.9 million at June 30, 2017, from $194.9 million at June 30, 2016. The increase was primarily due to increased marketing and the up-sell of small loan customers to large loans.

•	Automobile Loans – Automobile loans outstanding decreased by $20.9 million, or 20.7%, to $79.9 million at June 30, 2017, from $100.7 million at June 30, 2016, as we have continued to restructure our automobile loan business to a centralized model. We expect that the automobile loan portfolio will liquidate at about the same rate in 2017 compared to 2016.

•	Retail Loans – Retail loans outstanding increased $0.2 million, or 0.5%, to $30.2 million at June 30, 2017, from $30.1 million at June 30, 2016.

	Finance Receivables by Product
In thousands	2Q 17	1Q 17	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	2Q 16	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$348,742	$335,552	$13,190	3.9%	$320,077	$28,665	9.0%
Large loans	267,921	242,380	25,541	10.5%	194,857	73,064	37.5%

Total core loans	616,663	577,932	38,731	6.7%	514,934	101,729	19.8%
Automobile loans	79,861	85,869	(6,008)	(7.0)%	100,721	(20,860)	(20.7)%
Retail loans	30,243	31,203	(960)	(3.1)%	30,089	154	0.5%

Total finance receivables	$726,767	$695,004	$31,763	4.6%	$645,744	$81,023	12.5%

Number of branches at period end	347	344	3	0.9%	338	9	2.7%
Average finance receivables per branch	$2,094	$2,020	$74	3.7%	$1,910	$184	9.6%

Comparison of the Three Months Ended June 30, 2017, Versus the Three Months Ended June 30, 2016

Net Income. Net income increased $0.2 million, or 3.8%, to $6.1 million during the three months ended June 30, 2017, from $5.9 million during the prior-year period. The increase was primarily due to an increase in revenue of $8.0 million, offset by an increase in provision for credit losses of $5.2 million, an increase in general and administrative expenses of $2.1 million, and an increase in interest expense of $0.4 million.

Revenue. Total revenue increased $8.0 million, or 14.0%, to $65.3 million during the three months ended June 30, 2017, from $57.3 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $7.2 million, or 13.7%, to $59.8 million during the three months ended June 30, 2017, from $52.6 million during the prior-year period. The increase in interest and fee income was primarily due to a 13.3% increase in average finance receivables.

The following table sets forth the average finance receivables balance and average yield for each of our loan product categories:

	Average Finance Receivables for the Quarter Ended			Average Yields for the Quarter Ended
In thousands	2Q 17	2Q 16	YoY % Inc (Dec)	2Q 17	2Q 16	YoY % Inc (Dec)
Small loans	$341,184	$313,388	8.9%	42.9%	43.0%	(0.1)%
Large loans	253,049	178,683	41.6%	29.0%	28.8%	0.2%
Automobile loans	83,082	103,626	(19.8)%	16.5%	17.9%	(1.4)%
Retail loans	30,486	29,007	5.1%	19.1%	19.1%	0.0%

Total interest and fee yield	$707,801	$624,704	13.3%	33.8%	33.7%	0.1%

Total revenue yield	$707,801	$624,704	13.3%	36.9%	36.7%	0.2%

Large loan yields increased 0.2% compared to the prior-year period as a result of adjusted pricing that reflects current market conditions. Automobile loan yields decreased 1.4% compared to the prior-year period due to our revised pricing model for our automobile loan program.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated
In thousands	2Q 17	1Q 17	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	2Q 16	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$160,380	$115,359	$45,021	39.0%	$153,049	$7,331	4.8%
Large loans	86,771	57,020	29,751	52.2%	72,174	14,597	20.2%
Automobile loans	5,828	8,789	(2,961)	(33.7)%	9,355	(3,527)	(37.7)%
Retail loans	6,353	6,264	89	1.4%	8,627	(2,274)	(26.4)%

Total net loans originated	$259,332	$187,432	$71,900	38.4%	$243,205	$16,127	6.6%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 2Q 17 Compared to 2Q 16 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$2,988	$(81)	$(7)	$2,900
Large loans	5,358	60	26	5,444
Automobile loans	(921)	(365)	73	(1,213)
Retail loans	71	(3)	(1)	67
Product mix	(501)	568	(67)	—

Total increase in interest and fee income	$6,995	$179	$24	$7,198

Insurance Income, Net. Insurance income, net increased $0.5 million, or 18.6%, to $3.1 million during the three months ended June 30, 2017, from $2.6 million during the prior-year period. Annualized insurance income, net represented 1.7% of average receivables during both the three months ended June 30, 2017 and the prior-year period. The increase from the prior-year period was primarily due to a transition in insurance carriers that caused some of our insurance claims to impact net credit losses instead of insurance income, net, offset by an increase in claims expense.

Other Income. Other income, which consists primarily of late charges, increased $0.3 million, or 15.5%, to $2.5 million during the three months ended June 30, 2017, from $2.1 million during the prior-year period. The increase from the prior-year period was primarily due to the increase in average receivables. Annualized other income represented 1.4% and 1.3% of average receivables during the three months ended June 30, 2017 and the prior-year period, respectively.

Provision for Credit Losses. Our provision for credit losses increased $5.2 million, or 38.9%, to $18.6 million during the three months ended June 30, 2017, from $13.4 million during the prior-year period. The provision for credit losses represented 10.5% of average receivables during the three months ended June 30, 2017, compared to 8.6% of average receivables during the prior-year period. The increase in the provision for credit losses was due to an increase in net credit losses of $4.2 million and a $1.0 million build in the allowance for credit losses, compared to a slight release in the prior-year period.

Net credit losses increased $4.2 million, or 31.1%, to $17.6 million during the three months ended June 30, 2017, from $13.4 million during the prior-year period. The net credit loss increase was primarily due to an $83.1 million increase in average finance receivables over the prior-year period and a temporary shift of $1.6 million in insurance claims into net credit losses during a transition in our insurance provider. Annualized net credit losses as a percentage of average receivables were 9.9% (inclusive of 0.9% attributable to the insurance claims noted above) during the three months ended June 30, 2017, compared to 8.6% during the prior-year period. To improve future net credit losses, we reduced lending to specific underperforming segments of our customer base in the fourth quarter of 2016 and in the first half of 2017. Additionally, in early 2017, we began to build a centralized collections department, and we experienced positive results during the three months ended June 30, 2017. As a result of our new centralized collections department and our improved early- and late-stage delinquencies at the end of the first quarter of 2017, net credit losses in the second quarter of 2017 decreased by $1.8 million compared to the first quarter of 2017.

We evaluate delinquency and losses in each of our loan categories in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	2Q 17			2Q 16
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Small loans	$348,742	$20,910	6.0%	$320,077	$18,752	5.9%
Large loans	267,921	14,000	5.2%	194,857	7,886	4.0%
Automobile loans	79,861	5,210	6.5%	100,721	7,851	7.8%
Retail loans	30,243	1,880	6.2%	30,089	1,711	5.7%

Total	$726,767	$42,000	5.8%	$645,744	$36,200	5.6%

The allowance as a percentage of related finance receivables increased to 5.8% as of June 30, 2017, from 5.6% as of June 30, 2016, due to the continued seasoning of the large loan portfolio.

As a result of our credit policy tightening and new centralized collections department, our delinquencies 1 day and over past due as a percentage of total finance receivables decreased to 17.5% as of June 30, 2017, compared to 18.3% as of June 30, 2016, and our delinquencies 30 days or more past due as a percentage of total finance receivables also decreased to 6.5% as of June 30, 2017, from 6.8% as of June 30, 2016. The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	2Q 17		2Q 16
Allowance for credit losses	$42,000	5.8%	$36,200	5.6%

Current	599,344	82.5%	527,080	81.7%
1 to 29 days past due	80,064	11.0%	74,439	11.5%

Delinquent accounts:
30 to 59 days	17,018	2.3%	16,710	2.5%
60 to 89 days	10,726	1.5%	10,045	1.6%
90 to 119 days	7,793	1.0%	7,237	1.1%
120 to 149 days	6,302	0.9%	5,358	0.8%
150 to 179 days	5,520	0.8%	4,875	0.8%

Total contractual delinquency	$47,359	6.5%	$44,225	6.8%

Total finance receivables	$726,767	100.0%	$645,744	100.0%

1 day and over past due	$127,423	17.5%	$118,664	18.3%

	Contractual Delinquency by Product
In thousands	2Q 17		2Q 16
Small loans	$26,610	7.6%	$26,436	8.3%
Large loans	13,839	5.2%	8,459	4.3%
Automobile loans	5,172	6.5%	7,768	7.7%
Retail loans	1,738	5.7%	1,562	5.2%

Total contractual delinquency	$47,359	6.5%	$44,225	6.8%

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $2.1 million, or 7.1%, to $31.6 million during the three months ended June 30, 2017, from $29.5 million during the prior-year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased to 17.9% during the three months ended June 30, 2017 from 18.9% during the prior-year period.

	General & Administrative Expenses Trend
In thousands	2Q 16	3Q 16	4Q 16	1Q 17	2Q 17	YoY $ B(W)
Legacy operations expenses	$18,224	$19,596	$19,238	$20,497	$19,208	$(984)
2017 new branch expenses				276	499	(499)

Total operations expenses	18,224	19,596	19,238	20,773	19,707	(1,483)
Marketing expenses	2,062	1,786	1,474	1,205	1,779	283
Home office expenses	9,262	9,071	8,114	9,476	10,156	(894)

Total G&A expenses	$29,548	$30,453	$28,826	$31,454	$31,642	$(2,094)

Operations general and administrative expenses increased $1.5 million during the three months ended June 30, 2017, compared to the prior-year period. The increase was primarily due to costs related to the opening of 9 net new branches since June 30, 2016, costs related to our new centralized collections department, and an increase in collection expenses for legal claims filed against customers. Home office general and administrative expenses increased $0.9 million during the three months ended June 30, 2017, compared to the prior-year period, primarily due to a $0.6 million increase in salary expense, executive separation costs of $0.4 million, and a $0.3 million increase in incentive plan expenses, offset by a $0.3 million decrease in loan system conversion costs. In June 2017 and July 2017, we began using the new loan management system in Oklahoma and South Carolina, respectively. We now operate with the new system in our New Mexico, North Carolina, Oklahoma, South Carolina, and Virginia branches, with 46% of our loans on the new loan management system. We expect technology costs to remain elevated in 2017 in connection with our efforts to transition to the new loan management system. The increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $1.7 million, or 10.3%, to $18.4 million during the three months ended June 30, 2017, from $16.7 million during the prior-year period. Home office personnel expense increased $1.2 million in the three months ended June 30, 2017. The increase was primarily due to an increase in salary expense of $0.6 million from added headcount in our information technology, marketing, and treasury departments, executive separation costs of $0.4 million, and an increase in incentive expenses of $0.3 million. Operations personnel expense increased $0.5 million, primarily due to costs related to the build of the centralized collections department and the opening of 9 net new branches since June 30, 2016.

Occupancy. Occupancy expenses increased $0.6 million, or 13.6%, to $5.4 million during the three months ended June 30, 2017, from $4.8 million during the prior-year period. The increase in occupancy expenses was due to costs related to the opening of 9 net new branches since the prior-year period, branch relocations, and expenses associated with a larger home office building. Additionally, we frequently experience increases in rent as we renew existing branch leases.

Marketing. Marketing expenses decreased $0.3 million, or 13.7%, to $1.8 million during the three months ended June 30, 2017, from $2.1 million during the prior-year period. The decrease was primarily due to lower pricing, consolidating campaigns, and a reduction in non-mail spend compared to the prior-year period.

Other Expenses. Other expenses increased slightly to $6.1 million during the three months ended June 30, 2017, from $6.0 million during the prior-year period. The increase was primarily due to a $0.2 million increase in collection expenses and a $0.1 million increase in bank charges due to an increase in branch count and increased fees for accepting debit card payments, offset by a $0.3 million decrease in director equity compensation. The decrease in director equity compensation is the result of a change to the vesting provisions of the director equity awards and represents a timing difference, as the new equity compensation will amortize over twelve months.

Interest Expense. Interest expense on long-term debt increased $0.4 million, or 8.5%, to $5.2 million during the three months ended June 30, 2017, from $4.8 million during the prior-year period. The increase was primarily due to an increase in the average balance of our senior revolving credit facility due to loan growth, offset by lower debt issuance costs, lower interest rate cap expense, and lower unused line fees. The average cost of our long-term debt decreased 0.21% to 4.41% for the three months ended June 30, 2017, from 4.62% for the prior-year period.

Income Taxes. Income taxes increased $0.1 million, or 2.3%, to $3.8 million during the three months ended June 30, 2017, from $3.7 million during the prior-year period. The increase was primarily due to an increase in income before taxes of $0.3 million. Our effective tax rates were 37.9% and 38.3% for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate decreased slightly due to tax benefits related to the exercise of stock options.

Comparison of the Six Months Ended June 30, 2017, Versus the Six Months Ended June 30, 2016

Net Income. Net income increased $2.7 million, or 24.2%, to $13.8 million during the six months ended June 30, 2017, from $11.1 million during the prior-year period. The increase was primarily due to an increase in revenue of $17.1 million and a decrease in income taxes of $0.7 million, offset by an increase in provision for credit losses of $10.5 million, an increase in general and administrative expenses of $3.7 million, and an increase in interest expense of $0.9 million.

Revenue. Total revenue increased $17.1 million, or 15.0%, to $131.2 million during the six months ended June 30, 2017, from $114.0 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $15.2 million, or 14.6%, to $119.0 million during the six months ended June 30, 2017, from $103.9 million during the prior-year period. The increase in interest and fee income was primarily due to a 14.0% increase in average finance receivables.

The following table sets forth the average finance receivables balance and average yield for each of our loan product categories:

	Average Finance Receivables for the Six Months Ended			Average Yields for the Six Months Ended
In thousands	YTD 17	YTD 16	YoY % Inc (Dec)	YTD 17	YTD 16	YoY % Inc (Dec)
Small loans	$346,752	$320,806	8.1%	42.4%	42.3%	0.1%
Large loans	246,564	166,312	48.3%	28.8%	28.4%	0.4%
Automobile loans	85,580	107,463	(20.4)%	16.5%	18.1%	(1.6)%
Retail loans	31,569	28,494	10.8%	18.8%	19.1%	(0.3)%

Total interest and fee yield	$710,465	$623,075	14.0%	33.5%	33.3%	0.2%

Total revenue yield	$710,465	$623,075	14.0%	36.9%	36.6%	0.3%

Small and large loan yields increased 0.1% and 0.4%, respectively, compared to the prior-year period as a result of adjusted pricing that reflects current market conditions. Automobile loan yields decreased 1.6% compared to the prior-year period due to our revised pricing model for our automobile loan program.

The following table represents the amount of loan originations and refinancing net of unearned finance charges for the periods indicated:

	Net Loans Originated
In thousands	YTD 17	YTD 16	YoY $ Inc (Dec)	YoY% Inc (Dec)
Small loans	$275,739	$267,426	$8,313	3.1%
Large loans	143,791	120,743	23,048	19.1%
Automobile loans	14,617	17,840	(3,223)	(18.1)%
Retail loans	12,617	17,328	(4,711)	(27.2)%

Total net loans originated	$446,764	$423,337	$23,427	5.5%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD 17 Compared to YTD 16 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$5,485	$192	$15	$5,692
Large loans	11,410	284	137	11,831
Automobile loans	(1,975)	(809)	165	(2,619)
Retail loans	294	(41)	(4)	249
Product mix	(643)	884	(241)	—

Total increase in interest and fee income	$14,571	$510	$72	$15,153

Insurance Income, Net. Insurance income, net increased $1.4 million, or 24.4%, to $6.9 million during the six months ended June 30, 2017, from $5.5 million during the prior-year period. Annualized insurance income, net as a percentage of average finance receivables increased to 1.9% for the six months ended June 30, 2017, from 1.8% during the prior-year period. The increase from the prior-year period was primarily due to a transition in insurance carriers that caused some of our insurance claims to impact net credit losses instead of insurance income, net, offset by an increase in claims expense.

Other Income. Other income, which consists primarily of late charges, increased $0.6 million, or 13.8%, to $5.2 million during the six months ended June 30, 2017, from $4.6 million during the prior-year period. The increase from the prior-year period was primarily due to the increase in average receivables. Annualized other income represented 1.5% of average receivables during both the six months ended June 30, 2017 and the prior-year period.

Provision for Credit Losses. Our provision for credit losses increased $10.5 million, or 38.8%, to $37.7 million during the six months ended June 30, 2017, from $27.2 million during the prior-year period. The provision for credit losses represented 10.6% of average receivables during the first six months of 2017, compared to 8.7% of average receivables during the prior-year period. The increase in the provision for credit losses was due to an increase in net credit losses of $8.5 million and a $0.8 million build in the allowance for credit losses during the six months ended June 30, 2017, compared to a $1.3 million release in the prior-year period.

Net credit losses increased $8.5 million, or 30.1%, to $37.0 million during the six months ended June 30, 2017, from $28.4 million during the prior-year period. The net credit loss increase was primarily due to an $87.4 million increase in average finance receivables over the prior-year period and a temporary shift of $2.6 million in insurance claims into net credit losses during a transition in our insurance provider. Annualized net credit losses as a percentage of average receivables were 10.4% (inclusive of 0.7% attributable to the insurance claims noted above) during the first six months of 2017, compared to 9.1% during the prior-year period.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $3.7 million, or 6.3%, to $63.1 million during the six months ended June 30, 2017, from $59.4 million during the prior-year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased to 17.8% during the six months ended June 30, 2017, from 19.1% during the prior-year period.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $2.8 million, or 8.1%, to $36.6 million during the six months ended June 30, 2017, from $33.8 million during the prior-year period. The increase was primarily due to an increase in salary expense of $1.4 million from added headcount in our information technology, marketing, treasury, centralized collections, and credit risk departments, executive separation costs of $0.4 million, and an increase in incentive expenses of $1.0 million.

Occupancy. Occupancy expenses increased $1.1 million, or 11.1%, to $10.7 million during the six months ended June 30, 2017, from $9.6 million during the prior-year period. The increase in occupancy expenses was primarily due to costs related to the opening of 9 net new branches since the prior-year period, branch relocations, and expenses associated with a larger home office building. Additionally, we frequently experience increases in rent as we renew existing branch leases.

Marketing. Marketing expenses decreased $0.6 million, or 16.6%, to $3.0 million during the six months ended June 30, 2017, from $3.6 million during the prior-year period. The decrease was primarily due to improved pricing in direct mail marketing and the timing and consolidation of our marketing campaigns, which resulted in lower total mail quantity compared to the prior-year period. The reduction in total mail quantity was the result of our efforts to fine-tune our processes and shift marketing spend out of the first and second quarter, when demand is typically weaker, and into the third and fourth quarters, when demand is typically stronger.

Other Expenses. Other expenses increased $0.5 million, or 4.1%, to $12.9 million during the six months ended June 30, 2017, from $12.3 million during the prior-year period. The increase was primarily due to a $0.7 million increase in collection expenses and a $0.2 million increase in bank charges due to an increase in branch count and increased fees for accepting debit card payments, offset by a $0.2 million decrease in expenses related to the implementation of a new loan management system and a $0.3 million decrease in director equity compensation. The decrease in director equity compensation is the result of a change to the vesting provisions of the director equity awards and represents a timing difference, as the new stock compensation will amortize over twelve months.

Interest Expense. Interest expense on long-term debt increased $0.9 million, or 9.6%, to $10.4 million during the six months ended June 30, 2017, from $9.5 million during the prior-year period. The increase was primarily due to an increase in the average balance of our senior revolving credit facility due to loan growth, offset by lower debt issuance costs, lower interest rate cap expense, and lower unused line fees. The average cost of our long-term debt decreased by 0.27% to 4.37% for the six months ended June 30, 2017, from 4.64% for the prior-year period.

Income Taxes. Income taxes decreased $0.7 million, or 10.9%, to $6.1 million during the six months ended June 30, 2017, from $6.9 million during the prior-year period. The decrease was primarily due to $1.5 million in tax benefits related to the exercise of stock options during the six months ended June 30, 2017, offset by an increase in our net income before taxes. Our effective tax rates were 30.8% and 38.3% for the six months ended June 30, 2017 and 2016, respectively. The tax benefits related to the exercise of stock options reduced the effective tax rate by 7.5% for the six months ended June 30, 2017.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. In connection with our plans to improve our technology infrastructure and to expand our branch network in future years, we will incur approximately $4.0 million to $10.0 million of capital expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility, our revolving warehouse credit facility, and our amortizing loan, each of which is described below. We believe that cash flow from our operations and borrowings under our long-term debt facilities will be adequate to fund the expected cost of our growth for the next twelve months, including initial operating losses of new branches and finance receivable growth of new and existing branches. From time to time, we have increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such increases in the past, there can be no assurance that additional funding will be available (or available on reasonable terms) if and when needed in the future. We continue to seek ways to diversify our long-term funding sources, including through the securitization of certain finance receivables.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $12.6 million, or 32.6%, to $51.1 million during the six months ended June 30, 2017, from $38.5 million during the prior-year period. The increase was primarily due to higher net income, before provision for credit losses, resulting from growth in the business.

Investing Activities. Investing activities consist of finance receivables originated and purchased, the net change in restricted cash, the purchase of intangible assets, and the purchase of property and equipment for new and existing branches. Net cash used in investing activities during the six months ended June 30, 2017 was $53.0 million, compared to $47.7 million during the prior-year period, a net increase of $5.3 million. The increase in cash used was primarily due to an increase in restricted cash balances.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuances and repurchases of common stock. During the six months ended June 30, 2017, net cash provided by financing activities was $1.2 million, a decrease of $3.2 million compared to the $4.4 million net cash provided by financing activities during the prior-year period. The decrease was primarily a result of an increase in net payments on long-term debt of $26.7 million and taxes paid of $1.5 million related to net share settlements of equity awards, offset by stock repurchases of $25.0 million in the six months ended June 30, 2016.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into a sixth amended and restated senior revolving credit facility with a syndicate of banks in June 2017. The facility provides for up to $638.0 million in availability, with a borrowing base of up to 85% of eligible secured finance receivables and 70% of eligible unsecured finance receivables, in each case, subject to adjustment at certain credit quality levels (83% of eligible secured finance receivables and 68% of eligible unsecured finance receivables as of June 30, 2017). The facility matures in June 2020 and has an accordion provision that allows for the expansion of the facility to $700.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. The margin increases to 3.25% if the availability percentage under the facility decreases below 10%. Alternatively, we may pay interest at a rate based on the prime rate (which was 4.25% as of June 30, 2017) plus a margin of 2.00%. The margin increases to 2.25% if the availability percentage under the facility decreases below 10%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $413.0 million. Excluding the receivables held by RMR and RMR II, the senior revolving credit facility is secured by substantially all of our finance receivables and the equity interests of the majority of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our long-term debt under the senior revolving credit facility was $446.6 million at June 30, 2017, and the amount available for borrowing, but not yet advanced, was $62.3 million. At June 30, 2017, we were in compliance with our debt covenants. A year or more in advance of its June 2020 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A. “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Revolving Warehouse Credit Facility. In June 2017, we entered into a credit agreement providing for a $125.0 million revolving warehouse credit facility. The facility is expandable to $150.0 million, is secured by certain large loan receivables, converts to an amortizing loan in December 2018, and terminates in December 2019. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. The margin may decrease to 3.25% and then to 3.00% following the satisfaction of certain milestones associated with our conversion to a new loan origination and servicing system. We pay an unused commitment fee of between 0.35% and 0.85% per annum, payable monthly, based upon the average daily utilization of the facility. Advances on the facility are capped at 80% of finance receivables. On each sale of receivables to the revolving warehouse credit facility VIE, we make certain representations and warranties about the quality and nature of the collateralized receivables. The credit agreement requires us to pay the administrative agent a release fee for the release of receivables in certain circumstances, including circumstances in which the representations and warranties made by us concerning the quality and characteristics of the receivables are inaccurate. As of June 30, 2017, our long-term debt under the facility was $24.0 million and we were in compliance with our debt covenants. We intend to seek an extension of the maturity date of the facility before December 2018.

Amortizing Loan. We entered into a credit agreement in December 2015 providing for a $75.7 million amortizing loan that is secured by certain of our automobile loan receivables. We pay interest of 3.00% per annum on the loan balance from the closing date until the date that the loan balance has been fully repaid. The amortizing loan terminates in December 2022, and the credit agreement allows us to prepay the loan when the outstanding balance falls below 20% of the original loan amount. On the closing date of the amortizing loan, we made certain representations and warranties about the quality and nature of the collateralized receivables. The credit agreement requires us to pay the administrative agent a release fee for the release of receivables in certain circumstances, including circumstances in which the representations and warranties made by us concerning the quality and characteristics of the receivables are inaccurate. As of June 30, 2017, our long-term debt under the credit agreement was $26.4 million and we were in compliance with our debt covenants.

Other Financing Arrangements. We have $3.0 million in commercial overdraft capability that assists with our cash management needs for intra-day temporary funding.

Restricted Cash Reserve Accounts.

The credit agreement for the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending receivables balance of the facility. As of June 30, 2017, the warehouse facility cash reserve requirement totaled $0.3 million. The revolving warehouse credit facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $2.3 million as of June 30, 2017.

As required under the credit agreement for the amortizing loan, we deposited $3.7 million of cash proceeds into a restricted cash reserve account at closing. The reserve requirement decreased to $1.7 million in June 2016 following our satisfaction of certain provisions of the credit agreement and will remain at $1.7 million until the termination of the credit agreement. The amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.7 million as of June 30, 2017.

In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves ($4.6 million as of June 30, 2017) against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a $2.0 million cash-collateralized letter of credit in favor of the ceding company.

Interest Rate Caps.

We have purchased interest rate cap contracts with an aggregate notional principal amount of $250.0 million and 2.50% strike rates against the one-month LIBOR. The interest rate caps have maturities of April 2018 ($150.0 million), March 2019 ($50.0 million), and June 2020 ($50.0 million). When the one-month LIBOR exceeds 2.50%, the counterparty reimburses us for the excess over 2.50%. No payment is required by us or the counterparty when the one-month LIBOR is below 2.50%.

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of June 30, 2017, the cash reserves were $4.6 million. We have also purchased a cash collateralized letter of credit in favor of the ceding company. As of June 30, 2017, the letter of credit was $2.0 million.

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

Credit Losses.

Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for future losses on our finance receivables. We charge credit losses against the allowance when an account is contractually delinquent 180 days, subject to certain exceptions. Our policy for non-titled accounts in a confirmed bankruptcy is to charge them off at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. Subsequent recoveries, if any, are credited to the allowance. Loss experience, effective loan life, contractual delinquency of finance receivables by loan type, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are changes in economic conditions or portfolio performance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

The allowance for credit losses consists of general and specific components. The general component of the allowance reflects estimated credit losses for groups of finance receivables on a collective basis and relates to probable incurred losses of unimpaired finance receivables. Prior to September 30, 2016, the general component of the allowance was primarily based on historical loss rates. Effective beginning September 30, 2016, the general component is primarily based on delinquency roll rates. Delinquency roll rate modeling is forward-looking and common practice in the consumer finance industry. Our finance receivable types are stratified by delinquency stages, and the future monthly delinquency profiles and credit losses are projected forward using historical delinquency roll rates. We record a general allowance for credit losses that includes forecasted future credit losses over the estimated loss emergence period (the interval of time between the event which caused a borrower to default and our recording of the credit loss) for each finance receivable type.

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

The FASB issued an accounting update in June 2016 to change the impairment model for estimating credit losses on financial assets. The current incurred loss impairment model requires the recognition of credit losses when it is probable that a loss has been incurred. The incurred loss model will be replaced by an expected loss model, which requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial asset. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The implementation of the accounting update could have a significant impact on the provision for credit losses in the consolidated statements of income and on the allowance for credit losses in the consolidated balance sheets. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of June 30, 2017, we had not taken any tax position that exceeds the amount described above.

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

We also are exposed to changes in interest rates as a result of our borrowing activities. We maintain liquidity and fund our business operations in large part through borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At June 30, 2017, the outstanding balances under the senior revolving credit facility and the revolving warehouse credit facility were $446.6 million and $24.0 million, respectively. The interest rate that we pay on each credit facility is a variable rate.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at a rate equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Alternatively, we may pay interest under the senior revolving credit facility at a rate based on the prime rate, plus a margin of 2.00%, increasing to 2.25% when the availability percentage is below 10%. Borrowings under the revolving warehouse credit facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. The revolving warehouse credit facility margin may decrease to 3.25% and then to 3.00% following the satisfaction of certain milestones associated with our conversion to a new loan origination and servicing system. As of June 30, 2017, our LIBOR rates under the senior revolving credit facility and warehouse revolving credit facility were 1.25% and 1.30%, respectively.

Interest rates on borrowings under the senior revolving credit facility and the revolving warehouse credit facility were approximately 4.19% and 4.79%, respectively, for the six months ended June 30, 2017, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at June 30, 2017, an increase of 100 basis points in LIBOR rates would result in an increase of 100 basis points to our borrowing costs and would result in approximately $4.7 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

We have purchased interest rate caps to manage interest rate risk associated with a notional $250.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR and reimburse us for the difference when the one-month LIBOR exceeds 2.50%. The interest rate caps have maturities of April 2018 ($150.0 million), March 2019 ($50.0 million), and June 2020 ($50.0 million).

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

On March 30, 2016, the Court granted the Defendants’ motion to dismiss the second amended complaint in its entirety. On May 23, 2016, the Plaintiffs moved for leave to file a third amended complaint. The Defendants’ opposition brief was filed on June 9, 2016, and the Plaintiffs’ reply was filed on June 20, 2016. On January 27, 2017, the Court denied the Plaintiffs’ motion for leave to file a third amended complaint and directed entry of final judgment in favor of the Defendants. On January 30, 2017, the Court entered final judgment in favor of the Defendants. On March 1, 2017, the Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The Plaintiffs/Appellants’ appellate brief was filed on June 13, 2017, and the Defendants/Appellees’ appellate brief is due on or before September 12, 2017. The Company believes that the claims against it are without merit and will continue to defend against the litigation vigorously. Because the lawsuit contains multiple 1933 Act Claims and 1934 Act Claims, each with varying probabilities of being overturned on appeal and varying probabilities of loss and loss amounts, the Company is unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this matter.

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

The credit agreements governing our long-term debt contain restrictions and limitations that could affect our ability to operate our business.

The credit agreements governing our senior revolving credit facility, revolving warehouse credit facility, and amortizing loan contain a number of covenants that could adversely affect our business and our flexibility to respond to changing business and economic conditions or opportunities. Among other things, these covenants limit our ability to:

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

The credit agreements also impose certain obligations on us relating to our underwriting standards, recordkeeping and servicing of our loans, and our loss reserves and charge-off policies, and they require us to maintain certain financial ratios, including an interest coverage ratio and a borrowing base ratio. In addition, the credit agreement associated with our revolving warehouse credit facility provides for certain adverse consequences if we are unable to meet established deadlines associated with our transition to a new loan management software system, including a decrease in the advance rate and the early amortization of the facility. If we were to breach any covenants or obligations under our credit agreements and such breaches were to result in an event of default, our lenders could cause all amounts outstanding to become due and payable, subject to applicable grace periods. An event of default in any one credit agreement could also trigger cross-defaults under other existing and future credit agreements and other debt instruments, and materially and adversely affect our financial condition and ability to continue operating our business as a going concern.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: August 1, 2017	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1	Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective April 27, 2017)	8-K	001-35477	10.1	5/2/2017

10.2	Form of Nonqualified Stock Option Agreement (form for grants on or after April 27, 2017)	8-K	001-35477	10.2	5/2/2017

10.3	Form of Performance-Contingent Restricted Stock Unit Award Agreement (form for grants on or after April 27, 2017)	8-K	001-35477	10.3	5/2/2017

10.4	Form of Cash-Settled Performance Unit Award Agreement (form for grants on or after April 27, 2017)	8-K	001-35477	10.4	5/2/2017

10.5	Form of Restricted Stock Award Agreement (form for grants on or after April 27, 2017)	8-K	001-35477	10.5	5/2/2017

10.6	Form of Stock Award Agreement (form for grants on or after April 27, 2017)	8-K	001-35477	10.6	5/2/2017

10.7	Employment Agreement, dated as of May 15, 2017, by and between John D. Schachtel and Regional Management Corp.	8-K	001-35477	10.1	5/15/2017

10.8	Credit Agreement, dated as of June 20, 2017, by and among Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, as account bank, image file custodian, and backup servicer, Wells Fargo Bank, National Association, as administrative agent, and Credit Suisse AG, New York Branch, as structuring and syndication agent	8-K	001-35477	10.1	6/20/2017

10.9	Sixth Amended and Restated Loan and Security Agreement, dated as of June 20, 2017, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Bank of America, N.A., as Agent	8-K	001-35477	10.2	6/20/2017

10.10	Separation Agreement, dated as of June 14, 2017, by and between Jody L. Anderson and Regional Management Corp.	8-K	001-35477	10.3	6/20/2017

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; (iii) the Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2017 and the year ended December 31, 2016; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) the Notes to the Consolidated Financial Statements	—	—	—	—	X