Form 10-Q
period 2017-09-30
Regional Management Corp.
filed 2017-11-08
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2017, the registrant had outstanding 11,666,864 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash	$5,191	$4,446
Gross finance receivables	1,002,630	916,954
Unearned finance charges and insurance premiums	(227,774)	(199,179)

Finance receivables	774,856	717,775
Allowance for credit losses	(47,400)	(41,250)

Net finance receivables	727,456	676,525
Property and equipment	12,657	11,693
Restricted cash	13,849	8,297
Intangible assets	10,239	6,448
Deferred tax asset	5,121	33
Other assets	5,337	4,782

Total assets	$779,850	$712,224

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$538,351	$491,678
Unamortized debt issuance costs	(5,266)	(2,152)

Net long-term debt	533,085	489,526
Accounts payable and accrued expenses	18,950	15,223

Total liabilities	552,035	504,749
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 13,213 shares issued and 11,667 shares outstanding at September 30, 2017, and 12,996 shares issued and 11,450 shares outstanding at December 31, 2016)	1,321	1,300
Additional paid-in-capital	93,673	92,432
Retained earnings	157,867	138,789
Treasury stock (1,546 shares at September 30, 2017 and December 31, 2016)	(25,046)	(25,046)

Total stockholders’ equity	227,815	207,475

Total liabilities and stockholders’ equity	$779,850	$712,224

The following table presents the assets and liabilities of our consolidated variable interest entities:
Assets
Cash	$71	$36
Finance receivables	89,147	41,244
Allowance for credit losses	(4,460)	(2,337)
Restricted cash	8,238	4,426
Other assets	39	201

Total assets	$93,035	$43,570

Liabilities
Net long-term debt	$74,377	$37,898
Accounts payable and accrued expenses	18	5

Total liabilities	$74,395	$37,903

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Interest and fee income	$63,615	$57,420	$182,657	$161,309
Insurance income, net	3,095	2,346	9,985	7,886
Other income	2,484	2,709	7,710	7,302

Total revenue	69,194	62,475	200,352	176,497

Expenses
Provision for credit losses	20,152	16,410	57,875	43,587
Personnel	19,534	18,180	56,089	51,981
Occupancy	5,480	5,175	16,184	14,808
Marketing	2,303	1,786	5,287	5,363
Other	6,523	5,312	19,376	17,654

Total general and administrative expenses	33,840	30,453	96,936	89,806
Interest expense	6,658	5,116	17,092	14,637

Income before income taxes	8,544	10,496	28,449	28,467
Income taxes	3,235	4,020	9,371	10,903

Net income	$5,309	$6,476	$19,078	$17,564

Net income per common share:
Basic	$0.46	$0.57	$1.65	$1.47

Diluted	$0.45	$0.56	$1.62	$1.44

Weighted average shares outstanding:
Basic	11,563	11,384	11,537	11,963

Diluted	11,812	11,664	11,752	12,194

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2015	12,914	$1,291	$89,178	$114,758	$—	$205,227
Issuance of restricted stock awards	37	4	(4)	—	—	—
Exercise of stock options	203	20	—	—	—	20
Excess tax deficiency from stock option exercises	—	—	(35)	—	—	(35)
Repurchase of common stock	—	—	—	—	(25,046)	(25,046)
Shares withheld related to net share settlement	(158)	(15)	(493)	—	—	(508)
Share-based compensation	—	—	3,786	—	—	3,786
Net income	—	—	—	24,031	—	24,031

Balance, December 31, 2016	12,996	$1,300	$92,432	$138,789	$(25,046)	$207,475

Issuance of restricted stock awards	76	8	(8)	—	—	—
Exercise of stock options	283	28	305	—	—	333
Shares withheld related to net share settlement	(142)	(15)	(1,808)	—	—	(1,823)
Share-based compensation	—	—	2,752	—	—	2,752
Net income	—	—	—	19,078	—	19,078

Balance, September 30, 2017	13,213	$1,321	$93,673	$157,867	$(25,046)	$227,815

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$19,078	$17,564
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	57,875	43,587
Depreciation and amortization	5,337	4,948
(Gain) loss on disposal of property and equipment	131	(15)
Share-based compensation	3,254	3,006
Fair value adjustment on interest rate caps	85	213
Deferred income taxes, net	(5,088)	2,414
Changes in operating assets and liabilities:
Increase in other assets	(641)	(3,436)
Increase (decrease) in other liabilities	3,174	(1,433)

Net cash provided by operating activities	83,205	66,848

Cash flows from investing activities:
Net originations of finance receivables	(108,806)	(109,644)
Purchases of intangible assets	(5,447)	(3,823)
(Increase) decrease in restricted cash	(5,552)	2,600
Purchases of property and equipment	(4,146)	(4,620)
Proceeds from disposal of property and equipment	558	718

Net cash used in investing activities	(123,393)	(114,769)

Cash flows from financing activities:
Net advances on senior revolving credit facility	8,168	97,119
Payments on amortizing loan	(17,245)	(26,530)
Net advances on revolving warehouse credit facility	55,750	—
Payments for debt issuance costs	(4,251)	(971)
Taxes paid related to net share settlement of equity awards	(1,796)	(346)
Repurchases of common stock	—	(25,046)
Proceeds from exercise of stock options	307	—

Net cash provided by financing activities	40,933	44,226

Net change in cash	745	(3,695)
Cash at beginning of period	4,446	7,654

Cash at end of period	$5,191	$3,959

Supplemental cash flow information
Interest paid	$14,436	$13,219

Income taxes paid	$12,930	$10,758

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, automobile loans, retail loans, and related payment and collateral protection insurance products. As of September 30, 2017, the Company operated branches in 344 locations in the states of Alabama (48 branches), Georgia (8 branches), New Mexico (18 branches), North Carolina (36 branches), Oklahoma (28 branches), South Carolina (70 branches), Tennessee (21 branches), Texas (98 branches), and Virginia (17 branches) under the name Regional Finance. The Company opened five net new branches during the nine months ended September 30, 2017.

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

Variable interest entities: The Company has an asset-backed, amortizing loan for general funding purposes. The transaction involved selling a pool of the Company’s automobile loans to its wholly-owned subsidiary, Regional Management Receivables, LLC (“RMR”), as collateral for the loan. The Company also has a revolving warehouse credit facility for general funding purposes. The transaction involves the sale of pools of the Company’s large loans to its wholly-owned subsidiary, Regional Management Receivables II, LLC (“RMR II”), as collateral for the facility. The Company continues to service the finance receivables transferred to RMR and RMR II. RMR and RMR II have the limited purpose of issuing debt, acquiring finance receivables, and holding and making payments on the related debt. Assets transferred to RMR and RMR II are legally isolated from the Company and the claims of the Company’s other creditors. The lenders of the debt issued by RMR and RMR II generally only have recourse to the assets of RMR or RMR II, respectively, and do not have recourse to the general credit of the Company.

The Company’s asset-backed loans under these arrangements are structured to provide enhancements to the lenders in the form of overcollateralization (principal balance of the collateral exceeds the balance of the debt) and reserve funds (restricted cash accounts held by RMR and RMR II). These enhancements, along with the isolated finance receivables, increase the creditworthiness of RMR and RMR II above that of the Company as a whole. This increases the marketability of the Company’s collateral for borrowing purposes, leading to more favorable borrowing terms, improved interest rate risk management, and additional flexibility to grow the business.

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

Recent accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update on the recognition of revenue from contracts with customers. The update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. The update applies to all contracts with customers, except leases, insurance contracts, financial instruments, guarantees, and certain nonmonetary exchanges. In August 2015, the FASB issued an additional update on revenue recognition, which defers the effective date of the update to annual and interim reporting periods beginning after December 15, 2017. The Company will adopt the new standard effective January 1, 2018. As substantially all of the Company’s revenues are generated from activities that are outside the scope of the new standard, the adoption will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued an accounting update to increase transparency and comparability of accounting for lease transactions. The update requires all leases to be recognized on the balance sheet as lease assets and lease liabilities and requires both quantitative and qualitative disclosures regarding key information about leasing arrangements. All of the Company’s leases are currently classified as operating leases, with no lease assets or lease liabilities recorded. The update is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the potential impact of this update on its consolidated financial statements.

In March 2016, the FASB issued an accounting update to simplify the accounting for share-based compensation, including the accounting for forfeitures, the statutory tax withholding requirements, the accounting for income taxes, and the classification of share-based compensation transactions in the statement of cash flows. The key provision of the update is the requirement for the tax benefits or tax deficiencies from the exercise or vesting of share-based awards to flow through the statement of income, rather than through additional paid-in-capital on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption was permitted. Beginning in 2017, the Company prospectively recognizes the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of the consolidated statements of income. Additionally, the Company has retrospectively reclassified tax benefits or deficiencies from financing activities to operating activities on the consolidated statements of cash flows. The Company has historically recognized taxes paid relating to net share settlement of equity awards within financing activities and will continue this practice, consistent with the new accounting update. Regarding the accounting for estimated share-based forfeitures, the Company has historically recognized forfeitures as they are incurred due to a lack of award forfeiture history and will continue this practice under the new accounting update. The Company expects increased periodic volatility in income tax expense based on the continued application of the accounting update.

In June 2016, the FASB issued an accounting update to change the impairment model for estimating credit losses on financial assets. The current incurred loss impairment model requires the recognition of credit losses when it is probable that a loss has been incurred. The incurred loss model will be replaced by an expected loss model, which requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial asset. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company believes the implementation of the accounting update will have a material effect on the Company’s consolidated financial statements, and is in the process of quantifying the potential impacts.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

In thousands	September 30, 2017	December 31, 2016
Small loans	$363,262	$358,471
Large loans	308,642	235,349
Automobile loans	71,666	90,432
Retail loans	31,286	33,523

Finance receivables	$774,856	$717,775

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	September 30, 2017
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$294,286	81.1%	$266,783	86.5%	$51,463	71.8%	$26,164	83.6%	$638,696	82.5%
1 to 29 days past due	38,648	10.6%	26,281	8.5%	14,923	20.8%	3,378	10.8%	83,230	10.7%

Delinquent accounts
30 to 59 days	10,045	2.7%	5,598	1.8%	2,302	3.3%	676	2.2%	18,621	2.4%
60 to 89 days	6,814	1.9%	3,381	1.1%	1,021	1.4%	415	1.3%	11,631	1.5%
90 to 119 days	5,606	1.5%	2,915	0.9%	854	1.2%	278	0.9%	9,653	1.2%
120 to 149 days	4,042	1.1%	1,889	0.6%	663	0.9%	205	0.7%	6,799	0.9%
150 to 179 days	3,821	1.1%	1,795	0.6%	440	0.6%	170	0.5%	6,226	0.8%

Total delinquency	$30,328	8.3%	$15,578	5.0%	$5,280	7.4%	$1,744	5.6%	$52,930	6.8%

Total finance receivables	$363,262	100.0%	$308,642	100.0%	$71,666	100.0%	$31,286	100.0%	$774,856	100.0%

Finance receivables in nonaccrual status	$13,469	3.7%	$6,599	2.1%	$1,957	2.7%	$653	2.1%	$22,678	2.9%

	December 31, 2016
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$288,983	80.6%	$204,063	86.8%	$66,936	74.0%	$27,220	81.2%	$587,202	81.9%
1 to 29 days past due	36,533	10.2%	19,172	8.1%	17,196	19.0%	4,205	12.5%	77,106	10.7%

Delinquent accounts
30 to 59 days	9,408	2.6%	3,948	1.7%	2,654	3.0%	717	2.2%	16,727	2.3%
60 to 89 days	7,110	2.0%	2,920	1.2%	1,171	1.3%	440	1.3%	11,641	1.6%
90 to 119 days	6,264	1.8%	2,271	1.0%	1,110	1.2%	376	1.1%	10,021	1.4%
120 to 149 days	5,424	1.5%	1,710	0.7%	743	0.8%	328	1.0%	8,205	1.1%
150 to 179 days	4,749	1.3%	1,265	0.5%	622	0.7%	237	0.7%	6,873	1.0%

Total delinquency	$32,955	9.2%	$12,114	5.1%	$6,300	7.0%	$2,098	6.3%	$53,467	7.4%

Total finance receivables	$358,471	100.0%	$235,349	100.0%	$90,432	100.0%	$33,523	100.0%	$717,775	100.0%

Finance receivables in nonaccrual status	$16,437	4.6%	$5,246	2.2%	$2,475	2.7%	$941	2.8%	$25,099	3.5%

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

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2017	2016	2017	2016
Balance at beginning of period	$42,000	$36,200	$41,250	$37,452
Provision for credit losses	20,152	16,410	57,875	43,587
Credit losses	(16,739)	(14,680)	(56,736)	(45,576)
Recoveries	1,987	1,170	5,011	3,637

Balance at end of period	$47,400	$39,100	$47,400	$39,100

In September 2017, the Company recorded a $3.0 million increase to the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by the hurricanes. The incremental hurricane allowance resulted in a decrease to net income of $1.9 million, or $0.16 diluted earnings per share, for the three months ended September 30, 2017.

In December 2015, the Company began selling previously charged-off loans for all products in the portfolio to a third-party debt buyer. The proceeds from these sales were recognized as a recovery in the allowance for credit losses. Recoveries during the year ended December 31, 2015 included $2.0 million from the sale of charged-off loans. In January 2016, the Company began selling the flow of charged-off loans. The flow sales are recognized as recoveries in the allowance for credit losses and as a reduction of the provision for credit losses. In September 2017, the Company recognized a recovery of $1.0 million from the bulk sale of previously charged-off customer accounts in bankruptcy. These accounts had been excluded from previous sales of charged-off loans.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance July 1, 2017	Provision	Credit Losses	Recoveries	Balance September 30, 2017	Finance Receivables September 30, 2017	Allowance as Percentage of Finance Receivables September 30, 2017
Small loans	$20,910	$10,364	$(9,570)	$1,255	$22,959	$363,262	6.3%
Large loans	14,000	8,035	(5,068)	350	17,317	308,642	5.6%
Automobile loans	5,210	805	(1,511)	308	4,812	71,666	6.7%
Retail loans	1,880	948	(590)	74	2,312	31,286	7.4%

Total	$42,000	$20,152	$(16,739)	$1,987	$47,400	$774,856	6.1%

In thousands	Balance July 1, 2016	Provision	Credit Losses	Recoveries	Balance September 30, 2016	Finance Receivables September 30, 2016	Allowance as Percentage of Finance Receivables September 30, 2016
Small loans	$18,752	$11,103	$(9,722)	$667	$20,800	$349,390	6.0%
Large loans	7,886	4,209	(2,436)	141	9,800	217,102	4.5%
Automobile loans	7,851	308	(1,976)	317	6,500	97,141	6.7%
Retail loans	1,711	790	(546)	45	2,000	32,516	6.2%

Total	$36,200	$16,410	$(14,680)	$1,170	$39,100	$696,149	5.6%

In thousands	Balance January 1, 2017	Provision	Credit Losses	Recoveries	Balance September 30, 2017	Finance Receivables September 30, 2017	Allowance as Percentage of Finance Receivables September 30, 2017
Small loans	$21,770	$32,608	$(34,313)	$2,894	$22,959	$363,262	6.3%
Large loans	11,460	19,762	(14,720)	815	17,317	308,642	5.6%
Automobile loans	5,910	3,369	(5,568)	1,101	4,812	71,666	6.7%
Retail loans	2,110	2,136	(2,135)	201	2,312	31,286	7.4%

Total	$41,250	$57,875	$(56,736)	$5,011	$47,400	$774,856	6.1%

In thousands	Balance January 1, 2016	Provision	Credit Losses	Recoveries	Balance September 30, 2016	Finance Receivables September 30, 2016	Allowance as Percentage of Finance Receivables September 30, 2016
Small loans	$21,535	$29,200	$(32,170)	$2,235	$20,800	$349,390	6.0%
Large loans	5,593	9,359	(5,534)	382	9,800	217,102	4.5%
Automobile loans	8,828	3,077	(6,272)	867	6,500	97,141	6.7%
Retail loans	1,496	1,951	(1,600)	153	2,000	32,516	6.2%

Total	$37,452	$43,587	$(45,576)	$3,637	$39,100	$696,149	5.6%

Impaired finance receivables as a percentage of total finance receivables were 2.0% and 1.6% as of September 30, 2017 and December 31, 2016, respectively. The following is a summary of finance receivables evaluated for impairment for the periods indicated:

	September 30, 2017
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$4,592	$8,894	$1,761	$111	$15,358
Finance receivables evaluated collectively	358,670	299,748	69,905	31,175	759,498

Finance receivables outstanding	$363,262	$308,642	$71,666	$31,286	$774,856

Impaired receivables in nonaccrual status	$655	$907	$104	$27	$1,693

Amount of the specific reserve for impaired accounts	$1,069	$1,848	$383	$20	$3,320

Amount of the general component of the allowance	$21,890	$15,469	$4,429	$2,292	$44,080

	December 31, 2016
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$2,409	$6,441	$2,460	$101	$11,411
Finance receivables evaluated collectively	356,062	228,908	87,972	33,422	706,364

Finance receivables outstanding	$358,471	$235,349	$90,432	$33,523	$717,775

Impaired receivables in nonaccrual status	$288	$610	$175	$7	$1,080

Amount of the specific reserve for impaired accounts	$563	$1,216	$576	$19	$2,374

Amount of the general component of the allowance	$21,207	$10,244	$5,334	$2,091	$38,876

Average recorded investment in impaired finance receivables for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2017	2016	2017	2016
Small loans	$4,190	$1,908	$3,629	$1,497
Large loans	8,414	4,861	7,747	3,992
Automobile loans	1,896	2,643	2,157	2,879
Retail loans	114	119	107	115

Total average recorded investment	$14,614	$9,531	$13,640	$8,483

It is not practical to compute the amount of interest earned on impaired loans.

Note 4. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	September 30, 2017			December 31, 2016
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$461,017	$(2,309)	$458,708	$452,849	$(1,221)	$451,628
Amortizing loan	21,584	(468)	21,116	38,829	(931)	37,898
Revolving warehouse credit facility	55,750	(2,489)	53,261	—	—	—

Total	$538,351	$(5,266)	$533,085	$491,678	$(2,152)	$489,526

Unused amount of revolving credit facilities (subject to borrowing base)	$246,233			$132,151

In June 2017, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $585 million to $638 million and extend the maturity of the facility from August 2019 to June 2020. The facility has an accordion provision that allows for the expansion of the facility to $700 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one and six months, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The LIBOR rate for this facility was 1.25% and 0.88% at September 30, 2017 and December 31, 2016, respectively. Alternatively, the Company may pay interest at the prime rate, plus a 2.00% margin, increasing to 2.25% when the availability percentage is below 10%. The prime rate was 4.25% and 3.75% at September 30, 2017 and December 31, 2016, respectively. The Company pays an unused line fee of 0.50% per annum, payable monthly, decreasing to 0.375% when the average outstanding balance exceeds $413.0 million. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, plus 70% of eligible unsecured finance receivables. These rates are subject to adjustment at certain credit quality levels (84% of eligible secured finance receivables and 69% of eligible unsecured finance receivables as of September 30, 2017). As of September 30, 2017, the Company had $58.4 million of eligible capacity under the facility.

In June 2017, the Company and its wholly-owned subsidiary, RMR II, entered into a credit agreement providing for a $125 million revolving warehouse credit facility to RMR II (expandable to $150 million). RMR II purchases large loan finance receivables, net of the related allowance for credit losses, from the Company’s affiliates using the proceeds of the facility and equity investments from the Company. The facility is secured by the finance receivables owned by RMR II. RMR II held $0.7 million in a restricted cash reserve account as of September 30, 2017 to satisfy provisions of the credit agreement. Through October 1, 2017, borrowings under the facility bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2, 2017, the margin decreased to 3.25% following the satisfaction of a milestone associated with the Company’s conversion to a new loan origination and servicing system. The margin may again decrease to 3.00% with the satisfaction of a further system conversion milestone. The three-month LIBOR was 1.34% at September 30, 2017. RMR II pays an unused commitment fee of between 0.35% and 0.85% per annum, payable monthly, based upon the average daily utilization of the facility. Advances on the facility are capped at 80% of finance receivables.

In December 2015, the Company and its wholly-owned subsidiary, RMR, entered into a credit agreement providing for a $75.7 million asset-backed, amortizing loan to RMR. RMR purchased $86.1 million in automobile finance receivables, net of a $2.6 million allowance for credit losses, from the Company’s affiliates using the proceeds of the loan and an equity investment from the Company to fund such purchase. The loan is secured by the finance receivables owned by RMR. RMR held $1.7 million in a restricted cash reserve account as of September 30, 2017 to satisfy provisions of the credit agreement. RMR pays interest of 3.00% per annum on the loan balance from the closing date until the date the loan balance has been fully repaid. The amortizing loan terminates in December 2022. The credit agreement allows RMR to prepay the loan when the outstanding balance falls below 20% of the original loan amount.

These debt agreements contain restrictive covenants requiring monthly and annual reporting to the banks. At September 30, 2017, the Company was in compliance with all debt covenants.

Both the amortizing loan and warehouse credit facility are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these accounts are remitted to restricted cash collection accounts, which totaled $5.8 million and $2.7 million as of September 30, 2017 and December 31, 2016, respectively. Cash inflows from the finance receivables are distributed to the lenders and service providers in accordance with a monthly contractual priority of payments (waterfall) and, as such, the inflows are directed first to servicing fees. RMR and RMR II pay a 4% servicing fee to the Company, which is eliminated in consolidation. Next, all cash inflows are directed to the interest, principal, and any adjustments to the reserve accounts and, thereafter, to the residual interest that the Company owns. Distributions from RMR and RMR II to the Company are permitted under the credit agreements.

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

The carrying amounts of consolidated VIE assets and liabilities are as follows:

In thousands	September 30, 2017	December 31, 2016
Assets
Cash	$71	$36
Finance receivables	89,147	41,244
Allowance for credit losses	(4,460)	(2,337)
Restricted cash	8,238	4,426
Other assets	39	201

Total assets	$93,035	$43,570

Liabilities
Net long-term debt	$74,377	$37,898
Accounts payable and accrued expenses	18	5

Total liabilities	$74,395	$37,903

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	September 30, 2017		December 31, 2016
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$5,191	$5,191	$4,446	$4,446
Restricted cash	13,849	13,849	8,297	8,297
Level 2 inputs
Interest rate caps	77	77	62	62
Level 3 inputs
Net finance receivables	727,456	727,456	676,525	676,525
Repossessed assets	381	381	502	502
Liabilities
Level 3 inputs
Long-term debt	538,351	538,351	491,678	491,678

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

For the three months ended September 30, 2017 and 2016, the Company recorded income tax expense of $3.2 million and $4.0 million, respectively. Included in these amounts are tax benefits from share-based awards of $37 thousand and $0 for the three months ended September 30, 2017 and 2016, respectively. The Company recorded $9.4 million and $10.9 million of income tax expense for the nine months ended September 30, 2017 and 2016, respectively. Included in these amounts are tax benefits from share-based awards of $1.5 million and $0 for the nine months ended September 30, 2017 and 2016, respectively.

Note 7. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2017	2016	2017	2016
Numerator:
Net income	$5,309	$6,476	$19,078	$17,564

Denominator:
Weighted average shares outstanding for basic earnings per share	11,563	11,384	11,537	11,963
Effect of dilutive securities	249	280	215	231

Weighted average shares adjusted for dilutive securities	11,812	11,664	11,752	12,194

Earnings per share:
Basic	$0.46	$0.57	$1.65	$1.47

Diluted	$0.45	$0.56	$1.62	$1.44

Options to purchase 240 thousand and 310 thousand shares of common stock were outstanding during the three and nine months ended September 30, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 8. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of September 30, 2017, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.6 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of September 30, 2017, there were 1.3 million shares available for grant under the 2015 Plan.

For each of the three months ended September 30, 2017 and 2016, the Company recorded share-based compensation expense of $1.2 million. The Company recorded $3.3 million and $3.0 million in share-based compensation for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, unrecognized share-based compensation expense to be recognized over future periods approximated $6.2 million. This amount will be recognized as expense over a weighted-average period of 1.9 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards except for cash-settled performance units, which are classified as liabilities.

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

	Nine Months Ended September 30,
	2017	2016
Expected volatility	43.95%	46.04%
Expected dividends	0.00%	0.00%
Expected term (in years)	5.96	5.80
Risk-free rate	2.09%	1.32%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the nine months ended September 30, 2017:

In thousands, except per share amounts	Number of Shares	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	1,166	$14.66
Granted	116	19.99
Exercised	(283)	7.15
Forfeited	(35)	18.30
Expired	—	—

Options outstanding at September 30, 2017	964	$17.38	7.4	$6,843

Options exercisable at September 30, 2017	463	$17.25	6.5	$3,376

Available for grant at September 30, 2017	1,263

The following table provides additional stock option information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2017	2016	2017	2016
Weighted-average grant date fair value per share	$—	$8.36	$8.90	$7.74
Intrinsic value of options exercised	$143	$708	$4,945	$979
Fair value of stock options that vested	$—	$—	$559	$668

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the nine months ended September 30, 2017:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value
Non-vested units at January 1, 2017	164	$16.07
Granted	85	19.99
Vested	—	—
Forfeited	(48)	17.69

Non-vested units at September 30, 2017	201	$17.33

The following table provides additional RSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average grant date fair value per unit	$—	$—	$19.99	$17.02

Cash-settled performance units: CSPUs will be settled in cash at the end of the performance measurement period and are classified as a liability. The value of CSPUs bears no relationship to the value of the Company’s common stock. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes CSPU activity during the nine months ended September 30, 2017:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value
Non-vested units at January 1, 2017	2,641	$1.00
Granted	1,686	1.00
Vested	—	—
Forfeited	(843)	1.00

Non-vested units at September 30, 2017	3,484	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the nine months ended September 30, 2017:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares at January 1, 2017	39	$16.46
Granted	83	18.35
Vested	(39)	16.46
Forfeited	(7)	18.77

Non-vested shares at September 30, 2017	76	$18.31

The following table provides additional restricted stock information.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2017	2016	2017	2016
Weighted-average grant date fair value per share	$—	$—	$18.35	$16.37
Fair value of restricted stock awards that vested	$252	$—	$642	$347

Note 9. Commitments and Contingencies

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company and certain of its current and former directors, executive officers, and stockholders (collectively, the “Defendants”). The complaint alleged violations of the Securities Act of 1933 (the “1933 Act Claims”) and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s common stock in the September 2013 and December 2013 secondary public offerings. On August 25, 2014, Waterford Township Police & Fire Retirement System and City of Roseville Employees’ Retirement System were appointed as lead plaintiffs (collectively, the “Plaintiffs”). An amended complaint was filed on November 24, 2014. In addition to the 1933 Act Claims, the amended complaint also added claims for violations of the Securities Exchange Act of 1934 (the “1934 Act Claims”) seeking unspecified compensatory damages on behalf of a purported class of purchasers of the Company’s common stock between May 2, 2013 and October 30, 2014, inclusive. On January 26, 2015, the Defendants filed a motion to dismiss the amended complaint in its entirety. In response, the Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, the Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act Claims and seeks unspecified compensatory damages. The Defendants’ motion to dismiss the second amended complaint was filed on April 28, 2015, the Plaintiffs’ opposition was filed on June 12, 2015, and the Defendants’ reply was filed on July 13, 2015.

On March 30, 2016, the District Court granted the Defendants’ motion to dismiss the second amended complaint in its entirety. On May 23, 2016, the Plaintiffs moved for leave to file a third amended complaint. The Defendants’ opposition brief was filed on June 9, 2016, and the Plaintiffs’ reply brief was filed on June 20, 2016. On January 27, 2017, the District Court denied the Plaintiffs’ motion for leave to file a third amended complaint and directed entry of final judgment in favor of the Defendants. On January 30, 2017, the District Court entered final judgment in favor of the Defendants. On March 1, 2017, the Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit (the “Appellate Court”). The Plaintiffs/Appellants’ appellate brief was filed on June 13, 2017, the Defendants/Appellees’ appellate brief was filed on September 12, 2017, and the Plaintiffs/Appellants’ reply brief was filed on October 17, 2017. The Appellate Court is scheduled to hear oral arguments on November 17, 2017.

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

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (which was filed with the SEC on February 10, 2017), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (which was filed with the SEC on May 2, 2017), our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (which was filed with the SEC on August 1, 2017), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 344 locations in the states of Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia as of September 30, 2017. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, which includes our branches, direct mail campaigns, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Loans (≤$2,500) – As of September 30, 2017, we had 259.7 thousand small installment loans outstanding, representing $363.3 million in finance receivables. This included 86.8 thousand small loan convenience checks, representing $105.9 million in finance receivables as of September 30, 2017.

•	Large Loans (>$2,500) – As of September 30, 2017, we had 72.7 thousand large installment loans outstanding, representing $308.6 million in finance receivables. This included 1.4 thousand large loan convenience checks, representing $3.5 million in finance receivables as of September 30, 2017.

•	Automobile Loans – As of September 30, 2017, we had 8.4 thousand automobile purchase loans outstanding, representing $71.7 million in finance receivables. This included 4.6 thousand indirect automobile loans and 3.8 thousand direct automobile loans, representing $42.6 million and $29.1 million in finance receivables, respectively.

•	Retail Loans – As of September 30, 2017, we had 21.4 thousand retail purchase loans outstanding, representing $31.3 million in finance receivables.

•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Small and large installment loans are our core products and will be the drivers of our future growth. We will cease originating automobile loans in November 2017 to focus on growing our core loan portfolio, though we will continue to own and service our current automobile loans. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 14.8% from $572.8 million in 2015 to $657.4 million in 2016. Average finance receivables grew 13.2% from $641.4 million in the first nine months of 2016 to $726.2 million in the first nine months of 2017. We source our loans through our branches, direct mail program, retail partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened 8 and 31 net new branches in 2016 and 2015, respectively. We opened 5 and 7 net new branches in the first nine months of 2017 and 2016, respectively. We believe that we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on our revolving credit facilities are variable. We have purchased interest rate cap contracts with an aggregate notional principal amount of $250.0 million and 2.50% strike rates against the one-month LIBOR (1.23% as of September 30, 2017). The interest rate caps have maturities of April 2018 ($150.0 million), March 2019 ($50.0 million), and June 2020 ($50.0 million). When the one-month LIBOR exceeds 2.50%, the counterparty reimburses us for the excess over 2.50%. No payment is required by us or the counterparty when the one-month LIBOR is below 2.50%.

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our receivable efficiency ratio (annualized sum of general and administrative expenses divided by average finance receivables) was 17.8% for the first nine months of 2017, compared to 18.7% for the same period of 2016. We believe this ratio is generally in line with industry standards for companies of our size.

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

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans and net of commission on new business). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd. (“RMC Reinsurance”), as written and non-life premiums as earned. We maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance companies. As of September 30, 2017, the restricted cash balance for these cash reserves was $5.6 million. The unaffiliated insurance companies maintain the reserves for non-life claims. Insurance income, net includes all of the above-described insurance premiums, claims, and expenses.

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

Income Taxes. Income taxes consist primarily of state and federal income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The change in deferred tax assets and liabilities is recognized in the period in which the change occurs, and the effects of future tax rate changes are recognized in the period in which the enactment of new rates occurs.

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average receivables (annualized):

	3Q 17		3Q 16		YTD 17		YTD 16
In thousands	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$63,615	33.8%	$57,420	34.0%	$182,657	33.5%	$161,309	33.5%
Insurance income, net	3,095	1.6%	2,346	1.4%	9,985	1.8%	7,886	1.6%
Other income	2,484	1.3%	2,709	1.6%	7,710	1.5%	7,302	1.6%

Total revenue	69,194	36.7%	62,475	37.0%	200,352	36.8%	176,497	36.7%

Expenses
Provision for credit losses	20,152	10.7%	16,410	9.7%	57,875	10.6%	43,587	9.1%
Personnel	19,534	10.4%	18,180	10.8%	56,089	10.3%	51,981	10.8%
Occupancy	5,480	2.9%	5,175	3.1%	16,184	3.0%	14,808	3.1%
Marketing	2,303	1.2%	1,786	1.1%	5,287	1.0%	5,363	1.1%
Other	6,523	3.5%	5,312	3.1%	19,376	3.5%	17,654	3.7%

Total general and administrative	33,840	18.0%	30,453	18.1%	96,936	17.8%	89,806	18.7%
Interest expense	6,658	3.5%	5,116	3.0%	17,092	3.2%	14,637	3.0%

Income before income taxes	8,544	4.5%	10,496	6.2%	28,449	5.2%	28,467	5.9%
Income taxes	3,235	1.7%	4,020	2.4%	9,371	1.7%	10,903	2.2%

Net income	$5,309	2.8%	$6,476	3.8%	$19,078	3.5%	$17,564	3.7%

The following table summarizes the quarterly trend of our financial results:

	Quarterly Trend
In thousands, except per share amounts	3Q 16	4Q 16	1Q 17	2Q 17	3Q 17	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$57,420	$59,654	$59,255	$59,787	$63,615	$3,828	$6,195
Insurance income, net	2,346	1,570	3,805	3,085	3,095	10	749
Other income	2,709	2,797	2,760	2,466	2,484	18	(225)

Total revenue	62,475	64,021	65,820	65,338	69,194	3,856	6,719

Expenses
Provision for credit losses	16,410	19,427	19,134	18,589	20,152	(1,563)	(3,742)
Personnel	18,180	16,998	18,168	18,387	19,534	(1,147)	(1,354)
Occupancy	5,175	5,251	5,285	5,419	5,480	(61)	(305)
Marketing	1,786	1,474	1,205	1,779	2,303	(524)	(517)
Other	5,312	5,103	6,796	6,057	6,523	(466)	(1,211)

Total general and administrative	30,453	28,826	31,454	31,642	33,840	(2,198)	(3,387)
Interest expense	5,116	5,287	5,213	5,221	6,658	(1,437)	(1,542)

Income before income taxes	10,496	10,481	10,019	9,886	8,544	(1,342)	(1,952)
Income taxes	4,020	4,014	2,385	3,751	3,235	516	785

Net income	$6,476	$6,467	$7,634	$6,135	$5,309	$(826)	$(1,167)

Net income per common share:
Basic	$0.57	$0.57	$0.66	$0.53	$0.46	$(0.07)	$(0.11)

Diluted	$0.56	$0.55	$0.65	$0.52	$0.45	$(0.07)	$(0.11)

Weighted-average shares outstanding:
Basic	11,384	11,408	11,494	11,554	11,563	(9)	(179)

Diluted	11,664	11,763	11,715	11,730	11,812	(82)	(148)

Net interest margin	$57,359	$58,734	$60,607	$60,117	$62,536	$2,419	$5,177

Net credit margin	$40,949	$39,307	$41,473	$41,528	$42,384	$856	$1,435

	3Q 16	4Q 16	1Q 17	2Q 17	3Q 17	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$691,329	$712,224	$690,432	$727,533	$779,850	$52,317	$88,521

Finance receivables	$696,149	$717,775	$695,004	$726,767	$774,856	$48,089	$78,707

Allowance for credit losses	$39,100	$41,250	$41,000	$42,000	$47,400	$5,400	$8,300

Long-term debt	$481,766	$491,678	$462,994	$497,049	$538,351	$41,302	$56,585

Comparison of September 30, 2017, Versus September 30, 2016

The following discussion and table describe the changes in finance receivables by product type:

•	Small Loans (≤$2,500) – Small loans outstanding increased by $13.9 million, or 4.0%, to $363.3 million at September 30, 2017, from $349.4 million at September 30, 2016, despite the up-sell of many small loan customers to large loans. The growth in receivables in branches opened in 2016 and 2017 contributed to the growth in small loans outstanding.

•	Large Loans (>$2,500) – Large loans outstanding increased by $91.5 million, or 42.2%, to $308.6 million at September 30, 2017, from $217.1 million at September 30, 2016. The increase was primarily due to increased marketing and the up-sell of small loan customers to large loans.

•	Automobile Loans – Automobile loans outstanding decreased by $25.5 million, or 26.2%, to $71.7 million at September 30, 2017, from $97.1 million at September 30, 2016. We will cease originating automobile loans in November 2017 to focus on growing our core loan portfolio. We, therefore, expect the automobile loan portfolio to liquidate at a slightly faster rate in 2018 compared to 2017.

•	Retail Loans – Retail loans outstanding decreased $1.2 million, or 3.8%, to $31.3 million at September 30, 2017, from $32.5 million at September 30, 2016.

	Finance Receivables by Product
In thousands	3Q 17	2Q 17	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	3Q 16	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$363,262	$348,742	$14,520	4.2%	$349,390	$13,872	4.0%
Large loans	308,642	267,921	40,721	15.2%	217,102	91,540	42.2%

Total core loans	671,904	616,663	55,241	9.0%	566,492	105,412	18.6%
Automobile loans	71,666	79,861	(8,195)	(10.3)%	97,141	(25,475)	(26.2)%
Retail loans	31,286	30,243	1,043	3.4%	32,516	(1,230)	(3.8)%

Total finance receivables	$774,856	$726,767	$48,089	6.6%	$696,149	$78,707	11.3%

Number of branches at period end	344	347	(3)	(0.9)%	338	6	1.8%
Average finance receivables per branch	$2,252	$2,094	$158	7.5%	$2,060	$192	9.3%

Comparison of the Three Months Ended September 30, 2017, Versus the Three Months Ended September 30, 2016

Net Income. Net income decreased $1.2 million, or 18.0%, to $5.3 million during the three months ended September 30, 2017, from $6.5 million during the prior-year period. The decrease was primarily due to an increase in provision for credit losses of $3.7 million, an increase in general and administrative expenses of $3.4 million, and an increase in interest expense of $1.5 million, offset by an increase in revenue of $6.7 million and a decrease in income taxes of $0.8 million.

Revenue. Total revenue increased $6.7 million, or 10.8%, to $69.2 million during the three months ended September 30, 2017, from $62.5 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $6.2 million, or 10.8%, to $63.6 million during the three months ended September 30, 2017, from $57.4 million during the prior-year period. The increase was primarily due to an 11.8% increase in average finance receivables, offset by a 0.2% yield decrease since September 30, 2016. The yield decrease was partially attributable to an estimated hurricane impact of 0.1%.

The following table sets forth the average finance receivables balance and average yield (annualized) for each of our loan product categories:

	Average Finance Receivables for the Quarter Ended			Average Yields for the Quarter Ended
In thousands	3Q 17	3Q 16	YoY % Inc (Dec)	3Q 17	3Q 16	YoY % Inc (Dec)
Small loans	$358,380	$337,674	6.1%	42.7%	43.3%	(0.6)%
Large loans	288,684	206,437	39.8%	29.0%	29.0%	0.0%
Automobile loans	75,984	99,113	(23.3)%	16.2%	17.8%	(1.6)%
Retail loans	30,788	31,317	(1.7)%	17.8%	19.4%	(1.6)%

Total interest and fee yield	$753,836	$674,541	11.8%	33.8%	34.0%	(0.2)%

Total revenue yield	$753,836	$674,541	11.8%	36.7%	37.0%	(0.3)%

Small loan yields decreased 0.6% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Automobile loan yields decreased 1.6% compared to the prior-year period due to our revised pricing model for our automobile loan program. Retail loan yields decreased 1.6% compared to the prior-year period as a result of adjusted pricing that reflects current market conditions. Since we began focusing on large loan growth in early 2015, the large loan portfolio has grown faster than the rest of our loan products, and we expect this trend will continue in the future. Over time, large loan growth will change our product mix, which will slightly reduce our overall interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated
In thousands	3Q 17	2Q 17	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	3Q 16	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$148,820	$160,380	$(11,560)	(7.2)%	$160,642	$(11,822)	(7.4)%
Large loans	105,460	86,771	18,689	21.5%	62,846	42,614	67.8%
Automobile loans	3,787	5,828	(2,041)	(35.0)%	11,099	(7,312)	(65.9)%
Retail loans	7,905	6,353	1,552	24.4%	9,258	(1,353)	(14.6)%

Total net loans originated	$265,972	$259,332	$6,640	2.6%	$243,845	$22,127	9.1%

The hurricanes had an estimated $3.0 million negative impact on loan originations during the three months ended September 30, 2017, most of which we believe would have been in small loans.

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 3Q 17 Compared to 3Q 16 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$2,239	$(466)	$(29)	$1,744
Large loans	5,971	(29)	(12)	5,930
Automobile loans	(1,027)	(393)	92	(1,328)
Retail loans	(26)	(127)	2	(151)
Product mix	(407)	518	(111)	—

Total increase in interest and fee income	$6,750	$(497)	$(58)	$6,195

The $6.2 million increase in interest and fee income during the three months ended September 30, 2017 from the prior-year period was primarily driven by finance receivables growth, offset by a slight decrease in yield. We expect future increases in interest and fee income to continue to result primarily from growth in our average receivables.

Insurance Income, Net. Insurance income, net increased $0.7 million, or 31.9%, to $3.1 million during the three months ended September 30, 2017, from $2.3 million during the prior-year period. Annualized insurance income, net represented 1.6% and 1.4% of average receivables during the three months ended September 30, 2017 and the prior-year period, respectively. The increase from the prior-year period was primarily due to a transition in insurance carriers that caused some of our insurance claims to impact net credit losses instead of insurance income, net, offset by a $0.2 million increase in claims expense related to the hurricanes.

Other Income. Other income, which consists primarily of late charges, decreased $0.2 million, or 8.3%, to $2.5 million during the three months ended September 30, 2017, from $2.7 million during the prior-year period. The decrease from the prior-year period was primarily due to waived extension and late fees in the current-year period for our customers impacted by the hurricanes. Additionally, the 0.3% decrease in contractual delinquency from the prior-year period to 6.8% in the current-year period resulted in fewer late charges per active account. As large loans continue to represent a greater percentage of our total portfolio, we expect the better credit quality of our large loan customers to result in lower other income per active account. Annualized other income represented $28 and $31 per active account during the three months ended September 30, 2017 and the prior-year period, respectively.

Provision for Credit Losses. Our provision for credit losses increased $3.7 million, or 22.8%, to $20.2 million during the three months ended September 30, 2017, from $16.4 million during the prior-year period. The increase was due to an increase in net credit losses of $1.2 million and a $2.5 million increase in the allowance for credit losses compared to the prior-year period. The provision for credit losses represented 10.7% of average receivables during the three months ended September 30, 2017, compared to 9.7% of average receivables during the prior-year period. The current-year period includes 1.6% from the hurricane-related $3.0 million increase, 0.5% from the temporary shift of $1.0 million in insurance claims into net credit losses during a transition in our insurance provider, and a 0.5% benefit from the bulk sale. The increase in the provision for credit losses is explained in greater detail below.

Hurricane Impact. During the three months ended September 30, 2017, our provision for credit losses was impacted by a $3.0 million increase in the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by the hurricanes.

Bulk Sale. We recognized a recovery of $1.0 million from the bulk sale of previously charged-off customer accounts in bankruptcy (“bulk sale”). These accounts had been excluded from prior sales of charged-off loans.

Net Credit Losses. Net credit losses increased $1.2 million, or 9.2%, to $14.8 million during the three months ended September 30, 2017, from $13.5 million during the prior-year period. The increase was primarily due to a $79.3 million increase in average finance receivables over the prior-year period and a temporary shift of $1.0 million in insurance claims into net credit losses during a transition in our insurance provider, which was offset by the recovery of $1.0 million from the bulk sale. Annualized net credit losses as a percentage of average receivables were 7.8% during the three months ended September 30, 2017, compared to 8.0% during the prior-year period. The current-year period includes 0.5% from the temporary shift of $1.0 million in insurance claims into net credit losses and a 0.5% benefit from the $1.0 million bulk sale. To improve future net credit losses, we reduced lending to specific underperforming segments of our customer base in the fourth quarter of 2016 and in the first nine months of 2017. Additionally, in early 2017, we began to build a centralized collections department, and during the three months ended September 30, 2017, we continued to experience its positive impact.

Delinquency Performance. As a result of our credit policy tightening and new centralized collections department, our delinquencies 1 day and over past due as a percentage of total finance receivables decreased to 17.5%, and our delinquencies 30 days or more past due as a percentage of total finance receivables decreased to 6.8% (both of which are inclusive of a decrease of 0.2% attributable to the impact of the hurricanes). As expected, the free payment extensions that were processed for our customers impacted by the hurricanes resulted in lower delinquency rates. The days past due did not advance for these accounts after the hurricanes and through September 30, 2017.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	3Q 17		3Q 16
Allowance for credit losses	$47,400	6.1%	$39,100	5.6%
Current	638,696	82.5%	569,412	81.8%
1 to 29 days past due	83,230	10.7%	77,097	11.1%

Delinquent accounts:
30 to 59 days	18,621	2.4%	17,323	2.4%
60 to 89 days	11,631	1.5%	10,966	1.6%
90 to 119 days	9,653	1.2%	8,363	1.3%
120 to 149 days	6,799	0.9%	7,215	1.0%
150 to 179 days	6,226	0.8%	5,773	0.8%

Total contractual delinquency	$52,930	6.8%	$49,640	7.1%

Total finance receivables	$774,856	100.0%	$696,149	100.0%

1 day and over past due	$136,160	17.5%	$126,737	18.2%

	Contractual Delinquency by Product
In thousands	3Q 17		3Q 16
Small loans	$30,328	8.3%	$30,169	8.6%
Large loans	15,578	5.0%	10,142	4.7%
Automobile loans	5,280	7.4%	7,459	7.7%
Retail loans	1,744	5.6%	1,870	5.8%

Total contractual delinquency	$52,930	6.8%	$49,640	7.1%

The delinquency of our automobile loans has improved while the automobile portfolio has liquidated since September 30, 2016.

Allowance for Credit Losses We evaluate delinquency and losses in each of our loan categories in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	3Q 17			3Q 16
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Small loans	$363,262	$22,959	6.3%	$349,390	$20,800	6.0%
Large loans	308,642	17,317	5.6%	217,102	9,800	4.5%
Automobile loans	71,666	4,812	6.7%	97,141	6,500	6.7%
Retail loans	31,286	2,312	7.4%	32,516	2,000	6.2%

Total	$774,856	$47,400	6.1%	$696,149	$39,100	5.6%

The allowance as a percentage of finance receivables increased to 6.1% as of September 30, 2017, from 5.6% as of September 30, 2016. The increase was primarily due to the $3.0 million incremental allowance for credit losses on customer accounts impacted by the hurricanes.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $3.4 million, or 11.1%, to $33.8 million during the three months ended September 30, 2017, from $30.5 million during the prior-year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased slightly to 18.0% during the three months ended September 30, 2017 from 18.1% during the prior-year period.

	General & Administrative Expenses Trend
In thousands	3Q 16	4Q 16	1Q 17	2Q 17	3Q 17	YoY B(W)
Legacy operations expenses	$19,596	$19,238	$20,497	$19,208	$20,591	$(995)
2017 new branch expenses			276	499	676	(676)

Total operations expenses	19,596	19,238	20,773	19,707	21,267	(1,671)
Marketing expenses	1,786	1,474	1,205	1,779	2,303	(517)
Home office expenses	9,071	8,114	9,476	10,156	10,270	(1,199)

Total G&A expenses	$30,453	$28,826	$31,454	$31,642	$33,840	$(3,387)

Annualized G&A expenses as % of average finance receivables	18.1%	16.3%	17.7%	17.9%	18.0%	0.1%

Operations general and administrative expenses increased $1.7 million during the three months ended September 30, 2017, compared to the prior-year period. The increase was primarily due to costs related to the opening of 6 net new branches since September 30, 2016, costs related to our new centralized collections department, and an increase in collection expenses for legal claims filed against customers. Home office general and administrative expenses increased $1.2 million during the three months ended September 30, 2017, compared to the prior-year period, primarily due to an increase in personnel costs from added headcount in our information technology department, an increase in consulting and legal costs, and an increase in training and amortization costs for our new loan management system. In July 2017 and October 2017, we began using the new loan management system in South Carolina and Texas, respectively. We now operate with the new system in our New Mexico, North Carolina, Oklahoma, South Carolina, Texas, and Virginia branches, with 80% of our loans on the new loan management system. The increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $1.4 million, or 7.4%, to $19.5 million during the three months ended September 30, 2017, from $18.2 million during the prior-year period. Home office personnel expense increased $0.6 million in the three months ended September 30, 2017. The increase was primarily due to an increase in salary and hiring expense from added headcount in our information technology department. Operations personnel expense increased $0.8 million primarily due to costs related to building the centralized collections department and the opening of 6 net new branches since September 30, 2016.

Occupancy. Occupancy expenses increased $0.3 million, or 5.9%, to $5.5 million during the three months ended September 30, 2017, from $5.2 million during the prior-year period. The increase was due to costs related to the opening of 6 net new branches since the prior-year period and branch relocations. Additionally, we frequently experience increases in rent as we renew existing branch leases.

Marketing. Marketing expenses increased $0.5 million, or 28.9%, to $2.3 million during the three months ended September 30, 2017, from $1.8 million during the prior-year period. The increase was due to more convenience check mailings, increased direct mail to existing customers, and expanded digital marketing.

Other Expenses. Other expenses increased $1.2 million, or 22.8%, to $6.5 million during the three months ended September 30, 2017, from $5.3 million during the prior-year period. The increase was primarily due to a $0.2 million increase in collection expenses, a $0.2 million increase in consulting and legal costs, a $0.4 million increase due to training costs and amortization related to our new loan management system, and a $0.4 million increase in costs related to receivable growth and the opening of 6 net new branches since the prior-year period.

Interest Expense. Interest expense on long-term debt increased $1.5 million, or 30.1%, to $6.7 million during the three months ended September 30, 2017, from $5.1 million during the prior-year period. The increase was primarily due to increases in the average balance of our revolving credit facilities, an increase in LIBOR rates, an increase in unused line fees, and additional debt issuance cost amortization related to both the amended senior revolving credit facility and our new warehouse credit facility. The average cost of our revolving credit facilities combined increased 0.74% to 5.17% for the three months ended September 30, 2017, from 4.43% for the prior-year period. The average cost of our long-term debt has increased as we have diversified our long-term funding sources.

Income Taxes. Income taxes decreased $0.8 million, or 19.5%, to $3.2 million during the three months ended September 30, 2017, from $4.0 million during the prior-year period. The decrease was primarily due to a decrease in income before taxes of $2.0 million. Our effective tax rates were 37.9% and 38.3% for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate decreased slightly due to tax benefits from the exercise of stock options.

Comparison of the Nine Months Ended September 30, 2017, Versus the Nine Months Ended September 30, 2016

Net Income. Net income increased $1.5 million, or 8.6%, to $19.1 million during the nine months ended September 30, 2017, from $17.6 million during the prior-year period. The increase was primarily due to an increase in revenue of $23.9 million and a decrease in income taxes of $1.5 million, offset by an increase in provision for credit losses of $14.3 million, an increase in general and administrative expenses of $7.1 million, and an increase in interest expense of $2.5 million.

Revenue. Total revenue increased $23.9 million, or 13.5%, to $200.4 million during the nine months ended September 30, 2017, from $176.5 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $21.3 million, or 13.2%, to $182.7 million during the nine months ended September 30, 2017, from $161.3 million during the prior-year period. The increase was primarily due to a 13.2% increase in average finance receivables.

The following table sets forth the average finance receivables balance and average yield (annualized) for each of our loan product categories:

	Average Finance Receivables for the Nine Months Ended			Average Yields for the Nine Months Ended
In thousands	YTD 17	YTD 16	YoY % Inc (Dec)	YTD 17	YTD 16	YoY % Inc (Dec)
Small loans	$351,204	$327,626	7.2%	42.4%	42.5%	(0.1)%
Large loans	261,277	179,508	45.6%	28.8%	28.7%	0.1%
Automobile loans	82,313	104,797	(21.5)%	16.4%	17.9%	(1.5)%
Retail loans	31,389	29,464	6.5%	18.4%	19.2%	(0.8)%

Total interest and fee yield	$726,183	$641,395	13.2%	33.5%	33.5%	0.0%

Total revenue yield	$726,183	$641,395	13.2%	36.8%	36.7%	0.1%

Automobile loan yields decreased 1.5% compared to the prior-year period due to our revised pricing model for our automobile loan program. Retail loan yields decreased 0.8% compared to the prior-year period as a result of adjusted pricing that reflects current market conditions. Since we began focusing on large loan growth in early 2015, the large loan portfolio has grown faster than the rest of our loan products, and we expect this trend will continue in the future. Over time, large loan growth will change our product mix, which will slightly reduce our overall interest and fee yield.

The following table represents the amount of loan originations and refinancing net of unearned finance charges for the periods indicated:

	Net Loans Originated
In thousands	YTD 17	YTD 16	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$424,559	$428,068	$(3,509)	(0.8)%
Large loans	249,251	183,589	65,662	35.8%
Automobile loans	18,404	28,939	(10,535)	(36.4)%
Retail loans	20,522	26,586	(6,064)	(22.8)%

Total net loans originated	$712,736	$667,182	$45,554	6.8%

The hurricanes had an estimated $3.0 million negative impact on the amount of loan originations during the three months ended September 30, 2017, most of which we believe would have been in small loans.

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD 17 Compared to YTD 16 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$7,508	$(68)	$(4)	$7,436
Large loans	17,598	112	51	17,761
Automobile loans	(3,025)	(1,174)	252	(3,947)
Retail loans	277	(168)	(11)	98
Product mix	(1,034)	1,319	(285)	—

Total increase in interest and fee income	$21,324	$21	$3	$21,348

The $21.3 million increase in interest and fee income during the nine months ended September 30, 2017 from the prior-year period was primarily driven by finance receivables growth. We expect future increases in interest and fee income to continue to result primarily from growth in our average receivables.

Insurance Income, Net. Insurance income, net increased $2.1 million, or 26.6%, to $10.0 million during the nine months ended September 30, 2017, from $7.9 million during the prior-year period. Annualized insurance income, net as a percentage of average finance receivables increased to 1.8% for the nine months ended September 30, 2017, from 1.6% during the prior-year period. The increase from the prior-year period was primarily due to a transition in insurance carriers that caused some of our insurance claims to impact net credit losses instead of insurance income, net, offset by an increase in claims expense.

Other Income. Other income, which consists primarily of late charges, increased $0.4 million, or 5.6%, to $7.7 million during the nine months ended September 30, 2017, from $7.3 million during the prior-year period. The increase from the prior-year period was primarily due to the increase in average receivables. Annualized other income represented $29 and $28 per active account during the nine months ended September 30, 2017 and the prior-year period, respectively. As large loans continue to represent a greater percentage of our total portfolio, we expect the better credit quality of our large loan customers to result in lower other income per active account.

Provision for Credit Losses. Our provision for credit losses increased $14.3 million, or 32.8%, to $57.9 million during the nine months ended September 30, 2017, from $43.6 million during the prior-year period. The increase in the provision for credit losses was due to an increase in net credit losses of $9.8 million and a $4.6 million increase in the allowance for credit losses compared to the prior-year period. The provision for credit losses represented 10.6% of average receivables during the nine months ended September 30, 2017, compared to 9.1% of average receivables during the prior-year period. The current-year period includes 0.5% from the $3.0 million hurricane reserve, 0.7% from the temporary shift of $3.6 million in insurance claims into net credit losses during a transition in our insurance provider, and a 0.2% benefit from the bulk sale. The increase in the provision for credit losses is explained in greater detail below.

Hurricane Impact. During the nine months ended September 30, 2017, our provision for credit was impacted by a $3.0 million increase in the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by the hurricanes.

Bulk Sale. We recognized a recovery of $1.0 million from the bulk sale of previously charged-off customer accounts in bankruptcy. These accounts had been excluded from prior sales of charged-off loans.

Net Credit Losses. Net credit losses increased $9.8 million, or 23.3%, to $51.7 million during the nine months ended September 30, 2017, from $41.9 million during the prior-year period. The increase was primarily due to an $84.8 million increase in average finance receivables over the prior-year period and a temporary shift of $3.6 million in insurance claims into net credit losses during a transition in our insurance provider, which was offset by the $1.0 million bulk sale. Annualized net credit losses as a percentage of average receivables were 9.5% during the nine months ended September 30, 2017, compared to 8.7% during the prior-year period. The current-year period includes 0.7% from the temporary shift of $3.6 million in insurance claims into net credit losses and a 0.2% benefit from the $1.0 million bulk sale.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $7.1 million, or 7.9%, to $96.9 million during the nine months ended September 30, 2017, from $89.8 million during the prior-year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased to 17.8% during the nine months ended September 30, 2017, from 18.7% during the prior-year period.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $4.1 million, or 7.9%, to $56.1 million during the nine months ended September 30, 2017, from $52.0 million during the prior-year period. The increase was primarily due to $2.7 million of increased salary expense related to the opening of 6 net new branches and added headcount primarily in our information technology and centralized collections functions. Additionally, the increase was due to increased incentive expenses of $0.6 million, executive separation costs of $0.4 million, an increase of $0.2 million in overtime pay, and an increase of $0.1 million in contract labor.

Occupancy. Occupancy expenses increased $1.4 million, or 9.3%, to $16.2 million during the nine months ended September 30, 2017, from $14.8 million during the prior-year period. The increase was primarily due to costs related to the opening of 6 net new branches since the prior-year period, branch relocations, and expenses associated with a larger home office building. Additionally, we frequently experience increases in rent as we renew existing branch leases.

Marketing. Marketing expenses decreased $0.1 million, or 1.4%, to $5.3 million during the nine months ended September 30, 2017, from $5.4 million during the prior-year period. The decrease was primarily due to improved efficiencies and pricing in direct mail marketing, partially offset by an 11% increase in mail quantities during the nine months ended September 30, 2017 compared to the prior-year period.

Other Expenses. Other expenses increased $1.7 million, or 9.8%, to $19.4 million during the nine months ended September 30, 2017, from $17.7 million during the prior-year period. The increase was primarily due to a $0.8 million increase in collection expenses, a $0.3 million increase in bank charges due to an increase in branch count and increased fees for accepting electronic payments, a $0.4 million increase in amortization expense for our new loan management system, and a $0.5 million increase in costs related to branch and receivable growth, offset by a $0.3 million decrease in director equity compensation. The decrease in director equity compensation is the result of a change to the vesting provisions of the director equity awards and represents a timing difference, as the new stock compensation will amortize over twelve months.

Interest Expense. Interest expense on long-term debt increased $2.5 million, or 16.8%, to $17.1 million during the nine months ended September 30, 2017, from $14.6 million during the prior-year period. The increase was primarily due to an increase in the average balance of our revolving credit facilities. The average cost of our long-term debt increased by 0.08% to 4.64% for the nine months ended September 30, 2017, from 4.56% for the prior-year period. The average cost of our long-term debt has increased as we have diversified our long-term funding sources.

Income Taxes. Income taxes decreased $1.5 million, or 14.1%, to $9.4 million during the nine months ended September 30, 2017, from $10.9 million during the prior-year period. The decrease was primarily due to $1.5 million in tax benefits related to the exercise of stock options during the nine months ended September 30, 2017. Our effective tax rates were 32.9% and 38.3% for the nine months ended September 30, 2017 and 2016, respectively. The tax benefits related to the exercise of stock options reduced the effective tax rate by 5.4% for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. In connection with our plans to improve our technology infrastructure and to expand our branch network in future years, we will incur approximately $7.0 million to $14.0 million of expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility, our revolving warehouse credit facility, and our amortizing loan, each of which is described below. We believe that cash flow from our operations and borrowings under our long-term debt facilities will be adequate to fund the business for the next twelve months, including initial operating losses of new branches and finance receivable growth of new and existing branches. From time to time, we have increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such increases in the past, there can be no assurance that additional funding will be available (or available on reasonable terms) if and when needed in the future. We continue to seek ways to diversify our long-term funding sources, including through the securitization of certain finance receivables. We expect that new funding sources will be more expensive than our senior revolving credit facility.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $16.4 million, or 24.5%, to $83.2 million during the nine months ended September 30, 2017, from $66.8 million during the prior-year period. The increase was primarily due to growth in the business, which produced higher net income, before provision for credit losses.

Investing Activities. Investing activities consist of finance receivables originated and purchased, the net change in restricted cash, the purchase of intangible assets, and the purchase of property and equipment for new and existing branches. Net cash used in investing activities during the nine months ended September 30, 2017 was $123.4 million, compared to $114.8 million during the prior-year period, a net increase of $8.6 million. The increase in cash used was primarily due to an $8.2 million increase in the change in restricted cash balances related to the diversification of funding sources.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuances and repurchases of common stock. During the nine months ended September 30, 2017, net cash provided by financing activities was $40.9 million, a decrease of $3.3 million compared to the $44.2 million net cash provided by financing activities during the prior-year period. The decrease was primarily a result of an increase in net payments on long-term debt of $23.9 million, an increase in payments for debt issuance costs of $3.3 million, and taxes paid of $1.5 million related to net share settlements of equity awards, offset by proceeds from the exercise of stock options of $0.3 million in the nine months ended September 30, 2017 and stock repurchases of $25.0 million in the nine months ended September 30, 2016.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into a sixth amended and restated senior revolving credit facility with a syndicate of banks in June 2017. The facility provides for up to $638.0 million in availability, with a borrowing base of up to 85% of eligible secured finance receivables and 70% of eligible unsecured finance receivables, in each case, subject to adjustment at certain credit quality levels (84% of eligible secured finance receivables and 69% of eligible unsecured finance receivables as of September 30, 2017). The facility matures in June 2020 and has an accordion provision that allows for the expansion of the facility to $700.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. The margin increases to 3.25% if the availability percentage under the facility decreases below 10%. Alternatively, we may pay interest at a rate based on the prime rate (which was 4.25% as of September 30, 2017) plus a margin of 2.00%. The margin increases to 2.25% if the availability percentage under the facility decreases below 10%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $413.0 million. Excluding the receivables held by RMR and RMR II, the senior revolving credit facility is secured by substantially all of our finance receivables and the equity interests of the majority of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our long-term debt under the senior revolving credit facility was $461.0 million at September 30, 2017, and the amount available for borrowing, but not yet advanced, was $58.4 million. At September 30, 2017, we were in compliance with our debt covenants. A year or more in advance of its June 2020 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A. “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Revolving Warehouse Credit Facility. In June 2017, we entered into a credit agreement providing for a $125.0 million revolving warehouse credit facility. The facility is expandable to $150.0 million, is secured by certain large loan receivables, converts to an amortizing loan in December 2018, and terminates in December 2019. Through October 1, 2017, borrowings under the revolving warehouse credit facility bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2, 2017, the revolving warehouse credit facility margin decreased to 3.25% following the satisfaction of a milestone associated with our conversion to a new loan origination and servicing system. The revolving warehouse credit facility margin may again decrease to 3.00% with the satisfaction of a further system conversion milestone. We pay an unused commitment fee of between 0.35% and 0.85% per annum, payable monthly, based upon the average daily utilization of the facility. Advances on the facility are capped at 80% of finance receivables. On each sale of receivables to the revolving warehouse credit facility VIE, we make certain representations and warranties about the quality and nature of the collateralized receivables. The credit agreement requires us to pay the administrative agent a release fee for the release of receivables in certain circumstances, including circumstances in which the representations and warranties made by us concerning the quality and characteristics of the receivables are inaccurate. As of September 30, 2017, our long-term debt under the facility was $55.8 million and we were in compliance with our debt covenants. We intend to seek an extension of the maturity date of the facility before December 2018.

Amortizing Loan. We entered into a credit agreement in December 2015 providing for a $75.7 million amortizing loan that is secured by certain of our automobile loan receivables. We pay interest of 3.00% per annum on the loan balance from the closing date until the date that the loan balance has been fully repaid. The amortizing loan terminates in December 2022, and the credit agreement allows us to prepay the loan when the outstanding balance falls below 20% of the original loan amount. On the closing date of the amortizing loan, we made certain representations and warranties about the quality and nature of the collateralized receivables. The credit agreement requires us to pay the administrative agent a release fee for the release of receivables in certain circumstances, including circumstances in which the representations and warranties made by us concerning the quality and characteristics of the receivables are inaccurate. As of September 30, 2017, our long-term debt under the credit agreement was $21.6 million and we were in compliance with our debt covenants.

Other Financing Arrangements. We have $3.0 million in commercial overdraft capability that assists with our cash management needs for intra-day temporary funding.

Restricted Cash Reserve Accounts.

The credit agreement for the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending receivables balance of the facility. As of September 30, 2017, the warehouse facility cash reserve requirement totaled $0.7 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $4.3 million as of September 30, 2017.

As required under the credit agreement for the amortizing loan, we deposited $3.7 million of cash proceeds into a restricted cash reserve account at closing. The reserve requirement decreased to $1.7 million in June 2016 following our satisfaction of certain provisions of the credit agreement and will remain at $1.7 million until the termination of the credit agreement. The amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.5 million as of September 30, 2017.

In addition, our wholly-owned subsidiary, RMC Reinsurance Ltd., is required to maintain cash reserves ($5.6 million as of September 30, 2017) against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a $0.8 million cash-collateralized letter of credit in favor of the ceding company.

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

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of September 30, 2017, the cash reserves were $5.6 million. We have also purchased a cash collateralized letter of credit in favor of the ceding company. As of September 30, 2017, the letter of credit was $0.8 million.

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

The FASB issued an accounting update in June 2016 to change the impairment model for estimating credit losses on financial assets. The current incurred loss impairment model requires the recognition of credit losses when it is probable that a loss has been incurred. The incurred loss model will be replaced by an expected loss model, which requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial asset. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. We believe the implementation of the accounting update will have a material effect on our consolidated financial statements, and we are in the process of quantifying the potential impacts.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of September 30, 2017, we had not taken any tax position that exceeds the amount described above.

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

We also are exposed to changes in interest rates as a result of our borrowing activities. We maintain liquidity and fund our business operations in large part through borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At September 30, 2017, the outstanding balances under the senior revolving credit facility and the revolving warehouse credit facility were $461.0 million and $55.8 million, respectively. The interest rate that we pay on each credit facility is a variable rate.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at a rate equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Alternatively, we may pay interest under the senior revolving credit facility at a rate based on the prime rate, plus a margin of 2.00%, increasing to 2.25% when the availability percentage is below 10%. Through October 1, 2017, borrowings under the revolving warehouse credit facility bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2, 2017, the revolving warehouse credit facility margin decreased to 3.25% following the satisfaction of a milestone associated with our conversion to a new loan origination and servicing system. The revolving warehouse credit facility margin may again decrease to 3.00% with the satisfaction of a further system conversion milestone. As of September 30, 2017, our LIBOR rates under the senior revolving credit facility and warehouse revolving credit facility were 1.25% and 1.34%, respectively.

Interest rates on borrowings under the senior revolving credit facility and the revolving warehouse credit facility were approximately 4.30% and 6.00%, respectively, for the nine months ended September 30, 2017, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at September 30, 2017, an increase of 100 basis points in LIBOR rates would result in an increase of 100 basis points to our borrowing costs and would result in approximately $5.6 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

On May 30, 2014, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company and certain of its current and former directors, executive officers, and stockholders (collectively, the “Defendants”). The complaint alleged violations of the Securities Act of 1933 (the “1933 Act Claims”) and sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s common stock in the September 2013 and December 2013 secondary public offerings. On August 25, 2014, Waterford Township Police & Fire Retirement System and City of Roseville Employees’ Retirement System were appointed as lead plaintiffs (collectively, the “Plaintiffs”). An amended complaint was filed on November 24, 2014. In addition to the 1933 Act Claims, the amended complaint also added claims for violations of the Securities Exchange Act of 1934 (the “1934 Act Claims”) seeking unspecified compensatory damages on behalf of a purported class of purchasers of the Company’s common stock between May 2, 2013 and October 30, 2014, inclusive. On January 26, 2015, the Defendants filed a motion to dismiss the amended complaint in its entirety. In response, the Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, the Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act Claims and seeks unspecified compensatory damages. The Defendants’ motion to dismiss the second amended complaint was filed on April 28, 2015, the Plaintiffs’ opposition was filed on June 12, 2015, and the Defendants’ reply was filed on July 13, 2015.

On March 30, 2016, the District Court granted the Defendants’ motion to dismiss the second amended complaint in its entirety. On May 23, 2016, the Plaintiffs moved for leave to file a third amended complaint. The Defendants’ opposition brief was filed on June 9, 2016, and the Plaintiffs’ reply brief was filed on June 20, 2016. On January 27, 2017, the District Court denied the Plaintiffs’ motion for leave to file a third amended complaint and directed entry of final judgment in favor of the Defendants. On January 30, 2017, the District Court entered final judgment in favor of the Defendants. On March 1, 2017, the Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit (the “Appellate Court”). The Plaintiffs/Appellants’ appellate brief was filed on June 13, 2017, the Defendants/Appellees’ appellate brief was filed on September 12, 2017, and the Plaintiffs/Appellants’ reply brief was filed on October 17, 2017. The Appellate Court is scheduled to hear oral arguments on November 17, 2017.

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

There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (which was filed with the SEC on February 10, 2017) and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 (which was filed with the SEC on August 1, 2017), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 6.	EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Amended and Restated Shareholders Agreement Termination, dated as of July 28, 2017, by and among Regional Management Corp. and the shareholders party thereto					X

10.2	First Amendment to Employment Agreement, dated August 30, 2017, by and between Peter R. Knitzer and Regional Management Corp.	8-K	001-35477	10.1	9/1/2017

10.3	First Amendment to Employment Agreement, dated August 30, 2017, by and between John D. Schachtel and Regional Management Corp.	8-K	001-35477	10.2	9/1/2017

10.4	Employment Agreement, dated August 30, 2017, by and between Donald E. Thomas and Regional Management Corp.	8-K	001-35477	10.3	9/1/2017

10.5	Employment Agreement, dated August 30, 2017, by and between Daniel J. Taggart and Regional Management Corp.	8-K	001-35477	10.4	9/1/2017

10.6	Employment Agreement, dated August 30, 2017, by and between Brian J. Fisher and Regional Management Corp.	8-K	001-35477	10.5	9/1/2017

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) the Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2017 and the year ended December 31, 2016; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) the Notes to the Consolidated Financial Statements	—	—	—	—	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: November 8, 2017	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)