Form 10-K
period 2017-12-31
Regional Management Corp.
filed 2018-02-23
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $220,711,714 based upon the closing sale price as reported on the New York Stock Exchange. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.

As of February 22, 2018, there were 11,690,291 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

REGIONAL MANAGEMENT CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2017

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

Overview

Regional Management Corp. (together with its subsidiaries, “Regional,” the “Company,” “we,” “us,” and “our”) was incorporated in South Carolina on March 25, 1987, and converted into a Delaware corporation on August 23, 2011. We are a diversified consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 342 locations with approximately 371,600 active accounts primarily across Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia as of December 31, 2017. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, which includes our branches, direct mail campaigns, retailers, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified product offerings include:

•	Small Loans – We offer small installment loans with cash proceeds to the customer ranging from $500 to $2,500, with terms of up to 48 months. Our small loans are typically secured by non-essential household goods and/or, to a lesser extent, a lien on a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle. We originate these loans through our branches, via our consumer website and digital partners, and through direct mail campaigns. Our direct mail campaigns include convenience checks sent to pre-screened individuals who are able to enter into a loan by cashing or depositing these checks. As of December 31, 2017, we had approximately 260,800 small loans outstanding representing $375.8 million in finance receivables, or an average of approximately $1,400 per loan. In 2017, 2016, and 2015, interest and fee income from small loans contributed $150.1 million, $142.1 million, and $139.2 million, respectively, to our total revenue.

•

Large Loans – We offer large installment loans with cash proceeds to the customer ranging from $2,501 to $20,000, with terms of between 18 and 60 months. We originate our large installment loans primarily in our branch network, via our direct mail programs, and to a lesser extent, through our digital partners. Our large loans typically are secured by a vehicle and/or non-essential household goods. As of December 31, 2017, we had approximately 80,900 large loans outstanding representing $347.2 million in finance receivables, or an average of approximately $4,300 per loan. In 2017, 2016, and 2015, interest and fee income from large loans contributed $80.3 million, $55.0 million, and $25.7 million, respectively, to our total revenue.

•

Automobile Loans – Through November 2017, we offered automobile loans of up to $27,500, generally with terms of between 36 and 72 months, that are secured by the purchased vehicle. Our automobile loans were offered through a network of dealers in our geographic footprint. These loans include both direct loans, which were sourced through a dealership and closed at one of our branches, and indirect loans, which were originated and closed at a dealership in our network without the need for the customer to visit one of our branches. As of December 31, 2017, we had approximately 7,300 automobile loans outstanding representing $61.4 million in finance receivables, or an average of approximately $8,400 per loan. In 2017, 2016, and 2015, interest and fee income from automobile loans contributed $12.8 million, $18.1 million, and $26.1 million, respectively, to our total revenue. Going forward, we do not intend to originate new automobile loans.

•

Retail Loans – We offer indirect retail loans of up to $7,500, with terms of between 6 and 48 months, which are secured by the purchased items. These loans are offered through a network of retailers within and, to a limited extent, outside of our geographic footprint. As of December 31, 2017, we had approximately 22,600 retail loans outstanding representing $33.1 million in finance receivables, or an average of approximately $1,500 per loan. In 2017, 2016, and 2015, interest and fee income from retail loans contributed $5.9 million, $5.8 million, and $4.8 million, respectively, to our total revenue.

•

Optional Payment and Collateral Protection Insurance Products – We offer our customers optional payment and collateral protection insurance relating to many of our loan products. In 2017, 2016, and 2015, insurance income, net contributed $13.1 million, $9.5 million, and $11.7 million, respectively, to our total revenue.

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

Our Industry

We operate in the consumer finance industry, which generally serves the large population of non-prime and underbanked consumers who have limited access to credit from banks, thrifts, credit card companies, and other traditional lenders. According to the Federal Deposit Insurance Corporation, there were approximately 51 million adults living in underbanked households in the United States in 2015, up from 43 million in 2009. While the number of non-prime consumers in the United States has grown, we believe that the supply of consumer credit to this demographic by traditional lenders has contracted. Following deregulation of the U.S. banking industry in the 1980s, many banks and finance companies that traditionally provided small denomination consumer credit refocused their businesses on larger loans with lower comparative origination costs and lower credit loss rates. We believe that the large number of potential customers in our target market provides an attractive market opportunity for our diversified product offerings.

Installment Lending. Installment lending to non-prime and underbanked consumers is one of the most highly fragmented sectors of the consumer finance industry. Providers of installment loans, such as Regional, generally offer loans with longer terms and lower interest rates than other alternatives available to underbanked consumers, such as title, payday, and pawn lenders.

Automobile Lending. Automobile finance comprises one of the largest consumer finance markets in the United States. The automobile loan sector is generally segmented by the credit characteristics of the borrower. Automobile loans are typically initiated or arranged through automobile dealers nationwide that rely on financing to drive their automobile sales. We ceased originating automobile loans in November 2017.

Retail Lending. The retail industry represents a large consumer market in which retailers often do not provide their own financing, but instead partner with large banks and credit card companies that generally limit their lending activities to prime borrowers. As a result, non-prime customers often do not qualify for financing from these lenders.

Our Business Model and Operations

Integrated Branch Model. Our branch network, with 342 locations across 9 states as of December 31, 2017, serves as the foundation of our multiple channel platform and the primary point of contact with our approximately 371,600 active accounts. By integrating loan origination and loan servicing at the branch level, our employees are able to maintain a relationship with our customers throughout the life of a loan. For loans originated at a branch, underwriting is typically done by our local branch manager, subject to our established underwriting guidelines. Our branch managers apply our company-wide underwriting standards to each customer’s unique circumstances, and where a branch manager believes that an underwriting exception may be warranted, our policies allow for further review of a customer’s credit application by a centralized underwriting team member. This tailored branch-level underwriting approach allows us to both reject certain marginal loans that would otherwise be approved solely based on a credit report or automated loan approval system, as well as to selectively extend loans to customers with prior credit challenges who might otherwise be denied credit. In addition, nearly all loans, regardless of origination channel, are serviced through our branches, which allows us to maintain frequent, in-person contact with our customers. We believe this frequent-contact, relationship-driven lending model provides greater insight into potential payment difficulties and allows us to assess the borrowing needs of our customers and offer new loan products as their credit profiles evolve.

Multiple Channel Platform. We offer a diversified range of loan products through our multiple channel platform, which enables us to reach existing and new customers throughout our markets. We began building our branch network nearly 30 years ago and have expanded to 342 branches as of December 31, 2017. We have relationships with retailers that offer our retail loans in their stores at the point of sale. Our direct mail campaigns include pre-screened convenience check mailings and mailings of preapproved offers, prequalified offers, and invitations to apply, which enable us to market our products to millions of potential customers in a cost-effective manner. Finally, we have developed our consumer website and partnered with digital lead sources to promote our products and facilitate loan applications and originations via the internet. We believe that our multiple channel platform provides us with a competitive advantage by giving us broad access to our existing customers and multiple avenues to attract new customers.

Attractive Products for Customers with Limited Access to Credit. Our flexible loan products, ranging from $500 to $20,000 with terms of up to 60 months, are competitively priced, easy to understand, and incorporate features designed to meet the varied financial needs and credit profiles of a broad array of consumers. This product diversity distinguishes us from monoline competitors and provides us with the ability to offer our customers new loan products as their credit profiles evolve, building customer loyalty and increasing the overall value of customer relationships.

We believe that the rates on our products are significantly more attractive than many other credit options available to our customers, such as payday, pawn, or title loans. We also differentiate ourselves from such alternative financial service providers by reporting our customers’ payment performance to credit bureaus. This practice provides our customers with the opportunity to improve their credit profile by establishing a responsible payment history with us and, ultimately, to gain access to a wider range of credit options, including our own. We believe this opportunity for our customers to improve their credit history, combined with our diversity of products with competitive pricing and terms, distinguishes us in the consumer finance market and provides us with a competitive advantage.

Demonstrated Organic Growth. We have grown our finance receivables by 50.1%, from $544.7 million at December 31, 2013 to $817.5 million at December 31, 2017, a compound annual growth rate (“CAGR”) of 10.7%. Our growth has come from expanding our branch network, growing the finance receivable portfolios within existing branches, and developing new products and channels, including through digital lead generation. From 2013 to 2017, we grew our year-end branch count from 264 branches to 342 branches, a CAGR of 6.7%. We opened a net 3 new branches in 2017, and we have also grown our existing branch revenues. Historically, our branches have rapidly increased their outstanding finance receivables during the early years of operations and generally have quickly achieved profitability.

Established Portfolio Performance. Historically, we have managed our annual net credit loss rates in a relatively narrow band. During the post-financial crisis period from 2008 to 2013, our annual net credit loss rates remained consistent, ranging from 6.3% to 8.6% of our average finance receivables. In 2014, due to a combination of factors, we experienced an uncharacteristically high annual net credit loss rate of 11.1%. Since 2014, we have taken steps to expand our focus on credit quality by investing in highly-qualified personnel, refining our underwriting policies, and streamlining procedures that better allow us to control our credit quality across our multiple channel platform, to maintain compliance with evolving state and federal law, and to react quickly whenever market dynamics may change. These initiatives and others contributed to a reduction in our annual net credit loss rate to 9.0% and 9.4% in 2016 and 2017, respectively. We plan to continue to carefully manage our credit exposure as we grow our business, offer new products, and enter new markets.

We consider numerous factors in evaluating a potential customer’s creditworthiness, such as unencumbered income, debt-to-income ratios, and a credit report detailing the applicant’s credit history. Our underwriting standards focus on our customers’ ability to affordably make loan payments out of their discretionary income, with the value of pledged collateral serving as a credit enhancement rather than the primary underwriting criterion. Portfolio performance is improved by our regular in-person contact with customers at our branches, which helps us to anticipate repayment problems before they occur and allows us to work with customers to develop solutions prior to default, using repossession only as a last option. In addition, our centralized management information system enables regular monitoring of branch portfolio metrics. Our state operations vice presidents and district supervisors monitor loan underwriting, delinquencies, and credit losses of each branch in their respective regions. In addition, the compensation received by our branch managers and assistant managers has a significant performance component and is closely tied to credit quality, among other defined performance targets. We believe our frequent-contact, relationship-driven lending model, combined with regular monitoring and alignment of employee incentives, improves our overall credit performance.

Experienced Management Team. Our executive and senior operations management teams consist of individuals experienced in installment lending and other consumer finance services. Both our President and Chief Executive Officer and our Chief Operating Officer have nearly 30 years of experience in consumer financial services, and our Chief Risk Officer has over 20 years of financial and consumer lending experience, including expertise in credit risk management. As of December 31, 2017, our state operations vice presidents averaged more than 25 years of industry experience and more than 6 years of service at Regional, while our district supervisors averaged nearly 23 years of industry experience and 7 years of service with Regional. Our executive and senior operations management team members intend to leverage their experience and expertise in consumer lending to grow our business, deliver high-quality service to our customers, and carefully manage our credit risk.

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

•

Existing Branches – We intend to continue increasing same-store revenues by fostering relationships in the communities in which we operate and by capitalizing on opportunities to offer our customers new loan products as their credit profiles evolve. From 2013 to 2017, we opened or acquired a net 78 new branches, and we expect that revenues at these branches will grow faster than our overall same-store revenue growth rate as they mature. In addition, as a normal course of business, we review branch performance and may relocate branches or, to a lesser extent, close branches due to changing local market conditions.

•

New Branches – We believe there is sufficient demand for consumer finance services to continue our pattern of new branch openings and branch acquisitions in certain of the states where we currently operate, allowing us to capitalize on our existing infrastructure and experience in these markets. We analyze demographic and market data to identify favorable locations for new branches. Opening new branches allows us to generate direct lending in the branches, solicit additional consumers via our direct mail campaigns, and create new origination opportunities by establishing relationships with retailers in the community and by activating local digital marketing.

•

New States – We intend to explore opportunities for growth in several states outside of our existing geographic footprint that enjoy favorable operating environments, including Illinois, Kentucky, Louisiana, Mississippi, Missouri, and Wisconsin. One of our competitors operates in more than 40 states. However, we do not expect to expand into states with unfavorable operating environments even if those states are demographically attractive for our business.

We also believe that the highly fragmented nature of the consumer finance industry and the evolving competitive, regulatory, and economic environment provide attractive opportunities for growth through acquisition.

Expand and Capitalize on Our Diverse Channels and Products. We intend to continue to expand and capitalize on our multiple channel platform and broad array of offerings as follows:

•

Direct Mail Programs – We plan to continue to invest in and to improve the targeting criteria, offer strategies, and testing protocols of our direct mail campaigns, which we believe will enable us to efficiently grow our receivables with improved credit performance. We have continued to expand the scope of our convenience check campaigns, including a 30% increase in checks mailed in 2017 compared to the prior year, and we have diversified our direct mail campaign efforts. In 2017, we mailed 6.7 million convenience checks, 1.8 million prequalified loan offers, and 1.8 million invitations to apply. We expect that these efforts will add new customers, increase volume at our branches, and create opportunities to offer new loan products to our existing customers. In addition, we will continue to mail convenience checks in new markets as soon as new branches are open, which helps our new branches develop a customer base and build finance receivables.

•

Automobile Loans – We no longer originate automobile loans. We intend to continue servicing our existing portfolio of automobile loans in our branches, and we plan to continue to cross-sell our other loan products to qualifying automobile loan customers as their financial needs evolve.

•

Retail Loans – Our retail loans are offered through a network of retailers. We intend to continue to grow our network of retailers by having our dedicated marketing personnel continue to solicit new retailers, obtain referrals through relationships with our existing retail partners, and to a lesser extent, connect with retailers through trade shows, mail programs, and industry associations. We expect that these efforts will add new customers, increase volumes, and allow us to offer these customers our other loan products.

•

Online Sourcing – To serve customers who prefer to reach us via the internet, we make an online loan application available on our consumer website and we generate customer leads through other digital channels. Throughout 2017, we focused on testing, optimization, and expansion of our digital channel, more than doubling our investment from the prior year. We expect to continue to invest in the digital channel, to add partners, capabilities, and functionality, and to diversify our online loan sourcing. We also intend to continue to increase traffic to our consumer website through the use of partnerships with digital lead generators, search engine optimization, and other tools. We expect that these efforts will add new customers, increase volumes, and allow us to offer these customers our other loan products.

We believe that the expansion of our channels and products, supported by the growth of our branch network, will provide us with opportunities to reach new customers as well as to offer new loan products to our existing customers as their credit profiles evolve. We plan to continue to develop and introduce new products that are responsive to the needs of our customers in the future.

Focus on Sound Underwriting and Credit Control. Since 2014, we have taken steps to expand our focus on credit quality by investing in highly-qualified personnel, refining our underwriting policies, and streamlining procedures that better allow us to control our credit quality across our multiple channel platform, to maintain compliance with evolving state and federal law, and to react quickly whenever market dynamics may change. These initiatives and others contributed to a reduction in our annual net credit loss rate to 9.0% and 9.4% in 2016 and 2017, respectively. We plan to continue to carefully manage our credit exposure as we grow our business, offer new products, and enter new markets.

Our philosophy is to emphasize sound underwriting standards focused on a customer’s prior credit history and ability to affordably make loan payments, to work with customers experiencing payment difficulties, and to use repossession only as a last resort once other options have been exhausted. For example, we permit customers to defer payments or refinance delinquent loans under limited circumstances. Only on an exception basis do we offer customers experiencing payment difficulties the opportunity to change their loan terms to help them reduce the monthly payment that they owe. A deferral extends the due date of the loan by one to two months and allows the customer to maintain his or her credit rating in good standing. In addition to deferrals, we also allow customers to refinance loans. We limit the refinancing of delinquent loans to those customers who have made recent payments and for whom we have verified current employment. We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers resolve temporary financial setbacks and repair or sustain their credit. During 2017, we refinanced $6.1 million of loans that were 60 days or more contractually past due, representing approximately 0.6% of our total loan volume for fiscal 2017. As of December 31, 2017, the outstanding balance of such refinancings was $6.0 million, or 0.7% of finance receivables as of such date.

For loans made through our branch network, we carefully evaluate each potential customer’s creditworthiness by examining the individual’s unencumbered income or debt-to-income credit ratio, length of current employment, duration of residence, and a credit report detailing the applicant’s credit history. Our loan approval process is based on the customer’s creditworthiness and ability to repay the loan, rather than the value of collateral pledged. Loan amounts are established based on underwriting standards designed to allow customers to affordably make their loan payments out of their discretionary income. Each of our branches is equipped to perform immediate employment and credit checks, and approve loan applications promptly while the customer waits. Our employees can verify the applicant’s employment and credit history through telephone checks with employers, other employment references, supporting documentation such as paychecks and earnings summaries, or a variety of third-party credit reporting agencies.

Each individual we solicit for a convenience check loan has been pre-screened through a major credit bureau or data aggregator against our underwriting criteria. In addition to screening each potential convenience check recipient’s credit score and bankruptcy history, we also use a proprietary model that assesses approximately 25 to 30 different attributes of potential recipients.

Our branch employees will perform an in-person appraisal of any vehicle collateral pledged for a direct loan using our multipoint checklist and will use one or more third-party valuation sources, such as the National Automobile Dealers Association Appraisal Guides, to determine an estimate of the collateral’s value. Regardless of the value of the vehicle or other collateral, our policies are designed not to lend in excess of our assessment of the borrower’s ability to repay. We perfect all security interests in each pledged vehicle by retaining the title to the collateral until the loan is fully repaid or by recording our lien on the title, in each case as required by state law.

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

Our Products

Small Loans. We originate small loans ranging from $500 to $2,500 through our branches, which we refer to as our branch small loans, and through our convenience check program, which we refer to as our convenience checks. Our small loans are standardized to reduce documentation and related processing costs, as well as to comply with federal and state lending laws. They are payable in fixed rate, fully amortizing equal monthly installments with terms of up to 48 months, and are repayable at any time without penalty. In 2017, the average originated net loan size and term for our small loans were $1,669 and 19 months, respectively. The average yield we earned on our portfolio of small loans was 42.2% in 2017. The interest rates, fees and other charges, maximum principal amounts, and maturities for our small loans vary from state to state, depending upon the competitive environment and relevant laws and regulations.

Branch Small Loans. Our branch small loans are made to customers who visit one of our branches and complete a standardized credit application. Customers may also complete and submit a loan application by phone or on our consumer website before closing the loan in one of our branches. We require our customers to submit a list of non-essential household goods and pledge these goods as collateral. We do not perfect our security interests by filing UCC financing statements with respect to these goods and instead typically collect a non-filing insurance fee and obtain non-filing insurance. We also accept, but do not require, vehicles as collateral on small loans.

Convenience Checks. Our convenience check loans are originated through direct mail campaigns to pre-screened individuals. These campaigns are launched throughout the year, but are weighted to coincide with seasonal demand for loans to finance vacations, back-to-school needs, and holiday spending. We also launch convenience check campaigns in conjunction with opening new branches to help build an initial customer base. Customers can cash or deposit convenience checks as needed, thereby agreeing to the terms of the loan as prominently set forth on the check and accompanying disclosures. When a customer enters into a loan by cashing or depositing the convenience check, our personnel gather additional information on the borrower to assist us in servicing the loan and offering other products to meet the customer’s financing needs.

The following table sets forth the composition of our finance receivables for small loans by state as of the dates indicated:

	At December 31,
	2013	2014	2015	2016	2017
South Carolina	26%	25%	23%	20%	17%
Texas	29%	29%	31%	32%	34%
North Carolina	16%	15%	15%	15%	14%
Alabama	14%	13%	13%	14%	14%
Tennessee	8%	8%	7%	6%	6%
Oklahoma	5%	7%	7%	7%	6%
New Mexico	2%	3%	3%	3%	3%
Georgia	—	—	1%	1%	2%
Virginia	—	—	—	2%	4%

Total	100%	100%	100%	100%	100%

The following table sets forth the total number, finance receivables, and average per loan for our small loans by state at December 31, 2017:

	Total Number of Loans	Finance Receivables	Average Per Loan
		(In thousands)
South Carolina	43,167	$65,692	$1,522
Texas	92,837	127,117	1,369
North Carolina	36,921	52,357	1,418
Alabama	33,354	51,920	1,557
Tennessee	16,609	22,926	1,380
Oklahoma	15,149	22,892	1,511
New Mexico	6,998	10,803	1,544
Georgia	6,122	7,691	1,256
Virginia	9,598	14,374	1,498

Total	260,755	$375,772	$1,441

Large Loans. We also offer large loans through our branches and, to a lesser extent, through our convenience check program, in amounts ranging from $2,501 to $20,000. A consumer may apply for a large loan by visiting one of our branches, where he or she is interviewed by one of our employees who evaluates the applicant’s creditworthiness, including a review of a credit bureau report, before extending a loan. Our large loans are payable in fixed rate, fully amortizing equal monthly installments with terms of 18 to 60 months, and are repayable at any time without penalty. For any large loan originated in a branch, we require the loan to be secured by non-essential household goods or a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle. In 2017, our average originated net loan size and term for large loans were $4,946 and 41 months, respectively. The average yield we earned on our portfolio of large loans was 28.8% for 2017.

The following table sets forth the composition of our finance receivables for large loans by state as of the dates indicated:

	At December 31,
	2013	2014	2015	2016	2017
South Carolina	28%	25%	22%	20%	19%
Texas	4%	10%	22%	22%	24%
North Carolina	28%	27%	18%	21%	19%
Alabama	30%	26%	17%	14%	12%
Tennessee	9%	8%	7%	7%	6%
Oklahoma	1%	2%	7%	7%	8%
New Mexico	—	2%	7%	6%	7%
Georgia	—	—	—	2%	2%
Virginia	—	—	—	1%	3%

Total	100%	100%	100%	100%	100%

The following table sets forth the total number, finance receivables, and average per loan for our large loans by state at December 31, 2017:

	Total Number of Loans	Finance Receivables	Average Per Loan
		(In thousands)
South Carolina	14,817	$68,756	$4,640
Texas	20,805	83,412	4,009
North Carolina	16,167	64,411	3,984
Alabama	9,707	42,349	4,363
Tennessee	4,256	21,506	5,053
Oklahoma	5,744	26,606	4,632
New Mexico	5,318	22,911	4,308
Georgia	1,780	7,068	3,971
Virginia	2,326	10,199	4,385

Total	80,920	$347,218	$4,291

Automobile Loans. We ceased originating automobile loans in November 2017. Our existing automobile loans were offered through a network of dealers in our geographic footprint. These loans were offered in amounts up to $27,500 and are secured by the purchased vehicle. They are payable in fixed rate, fully amortizing equal monthly installments with terms generally of 36 to 72 months, and are repayable at any time without penalty. In 2017, our average originated net loan size and term for automobile loans were $14,784 and 61 months, respectively. The average yield we earned on our portfolio of automobile loans was 16.3% for 2017.

Indirect Automobile Loans. Our indirect automobile loans allowed customers and dealers to complete a loan at the dealership without the need to visit one of our branches. We typically offered indirect loans through larger franchise and independent dealers within our geographic footprint. These larger dealers collected credit applications from their customers and either forwarded the applications to us specifically or, more commonly, submitted the applications to numerous potential lenders through online credit application networks, such as DealerTrack and RouteOne. After receiving an indirect automobile loan application, it was processed by our centralized underwriting department or, to a lesser extent, our branches and supervisors. Once the loan was approved, the dealer closed the loan on a standardized retail installment sales contract at the point of sale. Subsequently, we purchased the loan and service it locally through our branch network.

Direct Automobile Loans. We also offered direct automobile loans to our customers through our relationships with dealerships throughout our geographic footprint. These dealers would contact one of our local branches to initiate a loan application when they had identified a customer who met our written underwriting standards. Applications for direct automobile loans may also have been received through one of the online credit application networks in which we participate, such as DealerTrack and RouteOne. We reviewed the application and requested loan terms and proposed modifications, if necessary, before providing initial approval and inviting the dealer and the customer to come to a local branch to close the loan. Our branch employees interviewed the customer to verify information in the dealer’s credit application, obtained a credit bureau report on the customer, and inspected the vehicle to confirm that the customer’s order accurately described the vehicle before closing the loan.

The following table sets forth the composition of our finance receivables for automobile loans by state as of the dates indicated:

	At December 31,
	2013	2014	2015	2016	2017
South Carolina	42%	42%	45%	48%	42%
Texas	22%	23%	18%	14%	16%
North Carolina	26%	24%	23%	23%	25%
Alabama	5%	5%	7%	10%	12%
Tennessee	3%	2%	2%	1%	1%
Oklahoma	1%	2%	3%	2%	1%
New Mexico	—	—	—	1%	—
Georgia	1%	2%	2%	1%	3%
Virginia	—	—	—	—	—

Total	100%	100%	100%	100%	100%

The following table sets forth the total number, finance receivables, and average per loan for our automobile loans by state at December 31, 2017:

	Total Number of Loans	Finance Receivables	Average Per Loan
		(In thousands)
South Carolina	3,171	$25,194	$7,945
Texas	1,111	9,700	8,731
North Carolina	1,819	15,136	8,321
Alabama	756	7,538	9,971
Tennessee	122	879	7,205
Oklahoma	135	727	5,385
New Mexico	32	250	7,813
Georgia	176	1,767	10,040
Virginia	21	232	11,048

Total	7,343	$61,423	$8,365

Retail Loans. Our retail loans are indirect loans made through a retailer at the point of sale without the need for the customer to visit one of our branches. Our customers use our retail loans to finance the purchase of furniture, appliances, and other retail products. These loans are indirect installment loans structured as retail installment sales contracts that are offered in amounts of up to $7,500. They are payable in fixed rate, fully amortizing equal monthly installments with terms of between six and 60 months, and are repayable at any time without penalty. In 2017, our average originated net loan size and term for retail loans were $1,901 and 27 months, respectively. The average yield we earned on our portfolio of retail loans was 18.8% for 2017.

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

The following table sets forth the composition of our finance receivables for retail loans by state as of the dates indicated:

	At December 31,
	2013	2014	2015	2016	2017
South Carolina	6%	6%	4%	3%	2%
Texas	61%	62%	69%	73%	75%
North Carolina	15%	14%	10%	8%	7%
Alabama	5%	3%	2%	1%	1%
Tennessee	4%	2%	1%	2%	1%
Oklahoma	3%	7%	8%	6%	5%
New Mexico	1%	1%	2%	2%	1%
Georgia	—	—	—	1%	1%
Virginia	—	—	—	1%	1%
Other	5%	5%	4%	3%	5%

Total	100%	100%	100%	100%	100%

The following table sets forth the total number, finance receivables, and average per loan for our retail loans by state at December 31, 2017:

	Total Number of Loans	Finance Receivables	Average Per Loan
		(In thousands)
South Carolina	567	$773	$1,363
Texas	16,759	24,827	1,481
North Carolina	1,792	2,320	1,295
Alabama	209	296	1,416
Tennessee	286	367	1,283
Oklahoma	1,307	1,787	1,367
New Mexico	374	466	1,246
Georgia	201	356	1,771
Virginia	172	310	1,802
Other	940	1,548	1,647

Total	22,607	$33,050	$1,462

Optional Payment and Collateral Protection Insurance Products. We offer our customers a number of optional payment and collateral protection insurance products in connection with our loans. We do not sell insurance to non-borrowers. The insurance products we offer customers are voluntary and not a condition of the loan. Our insurance products, including the types of products offered and their terms and conditions, vary from state to state in compliance with applicable laws and regulations. Premiums and other charges for insurance products are set at, or below, authorized statutory rates and are stated separately in our disclosure to customers, as required by the federal Truth in Lending Act and by various applicable state laws. In 2017, insurance income, net, was $13.1 million, or 4.8% of our total revenue.

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

Credit Life Insurance, Credit Accident and Health Insurance, and Involuntary Unemployment Insurance. We market and sell optional credit life insurance, credit accident and health insurance, and involuntary unemployment insurance in connection with our loans in selected markets. Credit life insurance provides for the payment in full of the borrower’s credit obligation to the lender in the event of the borrower’s death and, in some states, may provide a payment to a secondary beneficiary listed by our borrower. Credit accident and health insurance provides for the repayment of certain loan installments to the lender that come due during an insured’s period of income interruption resulting from disability from illness or injury. Involuntary unemployment insurance provides for repayment of certain loan installments in the event the borrower is no longer employed as the result of a qualifying event, such as a layoff or reduction in workforce. All customers purchasing these types of insurance from us sign multiple statements affirming that they understand that their purchase of insurance is optional and not a condition of our granting the loan. In addition, customers may cancel purchased insurance at any time during the life of the loan, including in connection with an early payoff or loan refinancing. Customers who cancel within 30 days of the date of purchase receive a full refund of the insurance premium, and customers who cancel thereafter receive a refund of the unearned portion of the insurance premium.

Property Insurance. We also require that our customers provide proof of acceptable insurance for any personal property securing a loan. Customers can provide proof of such insurance purchased from a third party (such as homeowners or renters insurance) or can purchase the property insurance that we offer. We also collect a state-allowed fee for collateral protection and purchase non-filing insurance in lieu of recording and perfecting our security interest in the assets pledged on certain loans. In addition to offering property insurance on the household goods used as collateral for our loan products, we also offer, in select markets, vehicle single interest insurance that provides coverage on automobiles used as collateral on small and large loans. This affords the borrower flexibility with regards to the requirement to maintain full coverage on the vehicle while also protecting the collateral used to secure the loan.

Reinsurance. The optional payment and collateral protection insurance risks are ceded by the non-affiliated insurance company that issues the policies to RMC Reinsurance, Ltd., a wholly-owned subsidiary of Regional Management Corp.

Insurance policy premiums, claims, and expenses are included in the company’s results of operations as insurance income, net in the consolidated statements of income.

Our Branches

Our branches are generally located in visible, high-traffic locations, such as shopping centers. We do not need to keep large amounts of cash at our branches because we disburse loan proceeds by check and we receive many loan payments by check or electronic means. As a result, our branches have an open, welcoming, and hospitable layout.

The following table sets forth the number of branches as of the dates indicated:

	At December 31,
	2013	2014	2015	2016	2017
South Carolina	70	70	72	72	68
Texas	67	83	98	98	98
North Carolina	29	34	36	36	37
Alabama	49	49	50	49	47
Tennessee	21	21	21	21	21
Oklahoma	21	27	28	28	28
New Mexico	4	13	18	19	18
Georgia	3	3	7	8	8
Virginia	—	—	1	8	17

Total	264	300	331	339	342

During the period presented in the table above, we grew by a net 78 branches. In 2017, we opened a net 3 new branches. In evaluating whether to locate a branch in a particular community, we examine several factors, including the demographic profile of the community, demonstrated demand for consumer finance, the regulatory and political climate, and the availability of suitable employees to staff, manage, and supervise the new branch. We also look for a concentration of retailers to build our sales finance business.

The following table sets forth the average finance receivables per branch based on maturity, excluding acquired branches:

Age of Branch (As of December 31, 2017)	Average Finance Receivables Per Branch as of December 31, 2017	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$1,151	—	12
Branches open one to three years	$2,041	77.3%	44
Branches open three to five years	$2,295	12.4%	87
Branches open five years or more	$2,584	12.6%	199

The average contribution to operating income from our branches has historically increased as our branches mature. The following table sets forth the average operating income contribution per branch for the year ended December 31, 2017, based on maturity of the branch, excluding acquired branches.

Age of Branch (As of December 31, 2017)	Average Branch Operating Income (Loss) Contribution	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$(37)	—	12
Branches open one to three years	$173	567.6%	44
Branches open three to five years	$268	54.9%	87
Branches open five years or more	$406	51.5%	199

We calculate the average branch contribution as total revenues generated by the branch less the expenses directly attributable to the branch, including the provision for losses and operating expenses, such as personnel, lease, and interest expenses. General corporate overhead, including management salaries, is not attributed to any individual branch. Accordingly, the sum of branch contributions from all of our branches is greater than our income before taxes.

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

Our corporate practices also include encouraging customers to visit our branches to make payments. Encouraging payment at the branch allows us to maintain regular contact with our customers and further develop our overall relationship with them. We believe that the development and continual cultivation of personal relationships with customers improves our ability to monitor their creditworthiness, reduces credit risk, and generates opportunities to offer them new loan products as their credit profiles evolve. To reduce late payment risk, branch employees encourage customers to inform us in advance of expected payment problems.

Branch employees also promptly contact customers following the first missed payment and thereafter remain in close contact with such customers, including through phone calls and letters. We use third-party skip tracing services to locate delinquent customers in the event that our branch employees are unable to do so. In certain cases, we seek legal judgments against delinquent customers.

We obtain security interests for most of our loans, and we perfect the security interests in vehicles securing our loans. Our district supervisors and internal audit teams regularly review collateral documentation to confirm compliance with our guidelines. We perfect all security interests in each pledged vehicle by retaining the title to the collateral until the loan is fully repaid or by recording our lien on the title. We only initiate repossession efforts when an account is seriously delinquent, we have exhausted other means of collection, and in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed vehicles through sales conducted by independent automobile auction organizations, after the required post-repossession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

In certain cases, we permit our existing customers to refinance their loans. Our refinancings of existing loans are divided into three categories: refinancings of loans in an amount greater than the original loan amount, renewals of existing loans at or below the original loan amount, and renewals of existing loans that are 60 or more days contractually past due, which represented 54%, 12%, and 0.6%, respectively, of our loan originations in 2017. Any refinancing of a loan in an amount greater than the original amount generally requires an underwriting review to determine a customer’s qualification for the increased loan amount. Furthermore, we obtain a new credit report and may complete a new application on renewals of existing loans if they have not completed one within the prior year. We limit the refinancing of delinquent loans to those customers who have made recent payments and for whom we have verified current employment. We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers resolve temporary financial setbacks and repair or sustain their credit. During 2017, we refinanced $6.1 million of loans that were 60 or more days contractually past due, and as of December 31, 2017, the outstanding balance of such refinancings was $6.0 million, or 0.7% of finance receivables as of such date.

Generally, we charge off loans during the month the loan becomes 180 days contractually delinquent. Non-titled accounts in a confirmed Chapter 7 or Chapter 13 bankruptcy are charged off at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. Losses on the sale of repossessed collateral are charged to the allowance for credit losses. In December 2015, we executed our first bulk sale of existing charged-off accounts to a third party. Since that time, we have committed to sell the flow of loans charged-off on a regular basis. In 2017, we executed an additional bulk sale of accounts that had entered into bankruptcy proceedings to a third party and, in connection with this transaction, we committed to sell the flow of similar accounts in the future. We anticipate that we will continue to sell our flow of charged-off loans in the future.

Information Technology

In 2016, we entered into an agreement with Nortridge Software, LLC (“Nortridge”) to transition to the Nortridge loan origination and servicing platform. As of February 2018, we operate substantially all of our business using the Nortridge platform in our nine states of operation. We have invested in customizing the Nortridge platform to meet our needs based upon our specific products, processes, and reporting requirements. We intend to continue to enhance the Nortridge platform to further leverage its capabilities and to meet our evolving needs. In addition, we rely on Teledata Communications Inc. and other third-party software vendors to provide access to credit applications.

Competition

The consumer finance industry is highly fragmented, with numerous competitors. The competition we face for each of our loan products is distinct.

Small and Large Loans. We compete with several national companies operating greater than 800 branch locations each, as well as a handful of smaller, regionally-focused companies with between 100 and 300 branches in certain of the states in which we operate. We believe that the majority of our competitors are independent operators with generally less than 100 branches. We believe that competition between installment consumer loan companies occurs primarily on the basis of price, breadth of loan product offerings, flexibility of loan terms offered, and the quality of customer service provided. While underbanked customers may also use alternative financial services providers, such as title lenders, payday lenders, and pawn shops, their products offer different terms and typically carry substantially higher interest rates and fees than our installment loans. Accordingly, we believe alternative financial services providers are not an attractive option for customers who meet our underwriting standards, which are generally stricter than the underwriting standards of alternative financial services providers. Our small and large loans also compete with pure online lenders, peer-to-peer lenders, and issuers of non-prime credit cards.

Retail Loans. In recent years, the retail loan industry has seen an increasing number of lenders enter the market that are dedicated to originating non-prime retail loans. We also face competition from rent-to-own financing providers and credit card companies. Our retail loans are typically made at competitive rates, and competition is largely on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the speed of approval, and the quality of customer service provided. Point-of-sale financing decisions must be made rapidly while the customer is on the sales floor. We endeavor to provide responses to customers in less than ten minutes, and we staff RMC Retail, our centralized retail loan underwriting team, with multiple shifts seven days per week during peak retail shopping hours to ensure rapid response times.

Seasonality

Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. With the exception of retail loans, loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first quarter of the year and rise throughout the remainder of the fiscal year. Consequently, we experience seasonal fluctuations in our operating results and cash needs.

Employees

As of December 31, 2017, we had 1,448 employees, none of whom were represented by labor unions. We consider our relations with our personnel to be good. We experience a high level of turnover among our branch employees, which we believe is typical of the consumer finance industry.

Staff and Training. Local branches are generally staffed with two to six employees. The branch manager oversees operations of the branch and is responsible for approving loan applications within our defined guidelines. Each branch has one or two assistant managers who contact delinquent customers, review loan applications, and prepare operational reports. Generally, each branch also has a customer service representative who takes loan applications, processes loan applications, processes payments, and assists in the preparation of operational reports, collection efforts, and marketing activities. Larger volume branches may employ additional assistant managers and customer service representatives. New employees must complete a comprehensive training curriculum that focuses on the company- and position-specific competencies needed to be successful. The training includes a blended approach utilizing eLearning modules, hands-on exercises, webinars, and assessments. Training content is focused on our operating policies and procedures, as well as several key compliance areas. Incentive compensation for new employees is contingent upon the successful and timely completion of the required new hire training curriculum. All current employees also are required to complete annual compliance training and re-certification. Additional management and developmental training is provided for those employees looking to advance within our company.

Monitoring and Supervision. We have oversight structures and procedures in place to ensure compliance with our operational standards and policies and the applicable regulatory requirements in each state. All of our loans, other than retail loans, are prepared using our loan management software, which is programmed to compute fees, interest rates, and other loan terms in compliance with our underwriting standards and applicable regulations. We work with our regulatory counsel to develop standardized forms and agreements for each state, ensuring consistency and compliance.

Our loan operations are organized by geography. We have six state vice presidents to oversee branch operations in our nine-state footprint. Several levels of management monitor and supervise the operations of each of our branches. Each branch manager is directly responsible for the performance of his or her branch. Our district supervisors are generally responsible for the performance of between six and ten branches in their districts. Each state vice president is responsible for the performance of all of the branches in his or her state or region. Our information technology platform enables each layer of management to monitor our portfolio in real time, which we believe improves our credit performance.

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

We systematically monitor a range of operating metrics at each branch on a monthly basis. Our system currently tracks different dimensions of operations, including the performance of each branch on a series of credit metrics. Management receives daily statistical reports to monitor key metrics at the branch, district, state, and enterprise levels. At least two times each year, district supervisors audit the operations of each branch in their district and submit standardized reports detailing their findings to senior management. State vice presidents meet with the executive management team to review branch scorecard results and to discuss other operational and financial performance results against our targets.

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

State Lending Regulation. In general, state statutes establish maximum loan amounts and interest rates, as well as the types and maximum amounts of fees and insurance premiums that we may charge for both direct and indirect lending. Specific allowable charges vary by state. For example, statutes in Texas allow for indexing the maximum small loan amounts to the Consumer Price Index. In most of our states of operation, our direct loan products are pre-computed loans in which the finance charge is determined at the time of the loan origination and is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, pre-computed interest, and/or other charges permitted by the relevant state laws. Direct loans in Georgia (with respect to a limited subset of loans), North Carolina, New Mexico, and Virginia are structured as simple interest loans, as prescribed by state law.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). At the federal level, Congress enacted comprehensive financial regulatory reform legislation in 2010. A significant focus of the law, known as the Dodd-Frank Act, is heightened consumer protection. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), which has regulatory, supervisory, and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of non-depository lenders and to promulgate rules that can affect the practices and activities of lenders.

The Dodd-Frank Act and the regulations promulgated thereunder may affect our operations through increased oversight of financial services products by the CFPB and the imposition of restrictions on the terms of certain loans. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, and abusive acts and practices.

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

In addition to the grant of certain regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations thereunder, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law.

If the CFPB or one or more state attorneys general or state regulators believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on us or our business. In the past, the CFPB has actively utilized this enforcement authority against financial institutions and financial services providers by imposing significant monetary penalties, and ordering (i) restitution, (ii) mandatory changes to compliance policies and procedures, (iii) enhanced oversight and control over affiliate and third-party vendor agreements and services, and (iv) mandatory review of business practices, policies, and procedures by third-party auditors and consultants. If the CFPB or one or more state attorneys general or state regulators were to conclude that our loan origination or servicing activities violate applicable laws or regulations, we could be subject to a formal or informal inquiry, investigation, and/or enforcement action. Formal enforcement actions are generally made public, which carries reputational risk.

Although many of the regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to fully predict how this significant legislation may be interpreted and enforced or the full extent to which implementing regulations and supervisory policies may affect us. The current CFPB Acting Director has indicated that the CFPB will closely review its rulemaking and enforcement practices. Finally, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act and rules promulgated thereunder, including those provisions establishing the CFPB and the rules and regulations proposed and enacted by the CFPB, may be revised, repealed, or amended.

Other Federal Laws and Regulations. In addition to the Dodd-Frank Act and state and local laws, regulations, and ordinances, numerous other federal laws and regulations affect our lending operations. These laws include the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Gramm-Leach-Bliley Act, and in each case the regulations thereunder, and the Federal Trade Commission’s Credit Practices Rule. These laws require us to provide complete disclosure of the principal terms of each loan to the borrower prior to the consummation of the loan transaction, prohibit misleading advertising, protect against discriminatory lending practices, govern the manner in which we report customer information to consumer reporting agencies, govern the terms of loans to servicemembers, and proscribe unfair credit practices.

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

•

Servicemembers Civil Relief Act. The Servicemembers Civil Relief Act is designed to ease legal and financial burdens on military personnel and their families during active duty status. We may be required to reduce interest rates on “pre-service” debts incurred by servicemembers, and we may be prohibited from pursuing certain forms of legal action against servicemembers, such as default judgments, during periods of active duty.

•

Military Lending Act. The Military Lending Act applies to active-duty servicemembers and their covered dependents. We are prohibited from charging a borrower covered under the Military Lending Act more than a 36% Military Annual Percentage Rate, which includes certain costs associated with the loan in calculating the interest rate.

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

Additional Information

The Company’s principal internet address is www.regionalmanagement.com. The information contained on, or that can be accessed through, the Company’s website is not incorporated by reference into this Annual Report on Form 10-K. The Company has included its website address as a factual reference and does not intend it as an active link to its website. The Company provides its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports, free of charge on www.regionalmanagement.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of the risks that may affect our future operating results. These are the risks and uncertainties that we believe are most important for you to consider, but the risks described below are not the only risks facing our company. Additional risks and uncertainties not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or in business in general, may also impair our business operations. If any of the following risks or uncertainties occurs, continues, or worsens, our business, financial condition, and operating results would likely suffer. You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K.

Risks Related to Our Business

We have grown significantly in recent years, and our delinquency, credit loss rates, and overall results of operations may be adversely affected if we do not manage our growth effectively.

We have experienced substantial growth in recent years, opening 31 branches in 2015, a net 8 branches in 2016, and a net 3 branches in 2017, and increasing the size of our finance receivables portfolio from $546.2 million at the beginning of 2015 to $817.5 million at the end of 2017, a compound annual growth rate of 14.4%. We intend to continue our growth strategy in the future. As we increase the number of branches we operate, we will be required to find new, or relocate existing, employees to operate our branches and allocate resources to train and supervise those employees. The success of a branch depends significantly on the manager overseeing its operations and on our ability to enforce our underwriting standards and implement controls over branch operations. Recruiting suitable managers for new branches can be challenging, particularly in remote areas and in areas where we face significant competition. Furthermore, the annual turnover rate among our branch managers was approximately 24% in 2016 and 21% in 2017, and turnover rates of managers in our new branches may be similar or higher. Increasing the number of branches that we operate may divide the attention of our senior management or strain our ability to adapt our infrastructure and systems to accommodate our growth. If we are unable to promote, relocate, or recruit suitable managers, oversee their activities effectively, and otherwise appropriately and effectively staff our branches, our delinquency and credit loss rates may increase and our overall results of operations may be adversely impacted.

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

A significant portion of the growth in our installment loans has been achieved through direct mail campaigns. One aspect of our direct mail campaigns involves mailing “convenience checks” to pre-screened recipients, which customers can sign and cash or deposit, thereby agreeing to the terms of the loan, which are disclosed on the front and back of the check and in the accompanying disclosures. We use convenience checks to seed new branch openings and to attract new customers to existing branches in our geographic footprint. In 2016 and 2017, loans initiated through convenience checks represented 16.3% and 16.6%, respectively, of the value of our originated loans. We expect that convenience checks will continue to represent a meaningful portion of our installment loan originations in the future. There are several risks associated with the use of convenience checks, including the following:

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

•	customers may opt out of direct mail solicitations and solicitations based on their credit file or may otherwise prohibit us from soliciting them; and

•	postal rates and production costs may continue to rise.

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

A substantial portion of our underwriting activities and our credit extension decisions are made at our local branches. We train our employees individually onsite in the branch and through online training modules to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management, and customer relations. Although we have standardized employee manuals and online training modules, we primarily rely on our district supervisors, with oversight by our state vice presidents, branch auditors, and headquarters personnel, to train and supervise our branch employees, rather than centralized training programs. Therefore, the quality of training and supervision may vary from district to district and branch to branch depending upon the amount of time apportioned to training and supervision and individual interpretations of our operations policies and procedures. In addition, we rely on certain third-party service providers in connection with loan underwriting and origination. Any error or failure by a third-party service provider in providing loan underwriting and origination services may cause us to originate loans to borrowers that do not meet our underwriting standards. We cannot be certain that every loan is made in accordance with our underwriting standards and rules. We have experienced instances of loans extended that varied from our underwriting standards. Variances in underwriting standards and lack of supervision could expose us to greater delinquencies and credit losses than we have historically experienced.

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

Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased credit losses, decreased revenues, and decreased earnings. State and federal laws and regulations restrict our collection efforts. Most of our loan portfolio is secured, but a significant portion of such security interests have not been and will not be perfected, which means that we cannot be certain that such security interests will be given first priority over other creditors. The amounts that we are able to recover from the repossession and sale of collateral typically do not cover the outstanding loan balance and costs of recovery. In cases where we repossess a vehicle securing a loan, we generally sell our repossessed automobile inventory through sales conducted by independent automobile auction organizations after the required post-repossession waiting period. In certain instances, we may sell repossessed collateral other than vehicles through our branches after the required post-repossession waiting period and appropriate receipt of valid bids. The proceeds we receive from such sales depend upon various factors, including the supply of, and demand for, used vehicles and other property at the time of sale. During periods of economic slowdown or recession, there may be less demand for used vehicles and other property that we desire to resell.

Further, a significant portion of our loan portfolio is not secured by perfected security interests, including small installment loans. The lack of perfected security interests is one of several factors that may make it more difficult for us to collect on our loan portfolio. Additionally, for those of our loans which are unsecured, borrowers may choose to repay obligations under other indebtedness before repaying loans to us because such borrowers may feel that they have no collateral at risk. In addition, given the relatively small size of our loans, the costs of collecting loans may be high relative to the amount of the loan. As a result, many collection practices that are legally available, such as litigation, may be financially impracticable. Lastly, there is an inherent risk that a portion of the retail installment contracts that we hold will be subject to certain claims or defenses that the borrower may assert against the originator of the contract and, by extension, us as the holder of the contract. These factors may increase our credit losses, which would have a material adverse effect on our results of operations and financial condition.

Our insurance operations are subject to a number of risks and uncertainties, including claims.

We market and sell optional credit life, credit accident and health, credit personal property, credit involuntary unemployment, and vehicle single interest insurance in connection with our loans in selected markets as an agent for an unaffiliated third-party insurance company. The policies are then ceded to our wholly-owned reinsurance subsidiary, RMC Reinsurance, Ltd., which then bears the full risk of the policies. Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims and associated expenses for claims adjudication.

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

We may attempt to pursue acquisitions or strategic alliances that may be unsuccessful.

We may attempt to achieve our business objectives through acquisitions and strategic alliances. We compete with other companies for these opportunities, including companies with greater financial resources, and we cannot be certain that we will be able to effect acquisitions or strategic alliances on commercially reasonable terms, or at all. Furthermore, most acquisition targets that we have pursued previously have been significantly smaller than us. We do not have extensive experience with integrating larger acquisitions. In pursuing these transactions, we may experience, among other things:

•	overvaluing potential targets;

•	difficulties in integrating any acquired companies, branches, or products into our existing business, including integration of account data into our information systems;

•	inability to realize the benefits we anticipate in a timely fashion, or at all;

•	attrition of key personnel from acquired businesses;

•	unexpected losses due to the acquisition of loan portfolios with loans originated using less stringent underwriting criteria;

•	significant costs, charges, or write-downs; or

•	unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development and expansion of our existing operations.

A substantial majority of our revenue is generated by our branches in South Carolina, Texas, and North Carolina.

Our branches in South Carolina, Texas, and North Carolina accounted for 24%, 30%, and 14%, respectively, of our revenue in 2017. Furthermore, all of our operations are in five Southeastern, one mid-Atlantic, and three Southwestern states. As a result, we are highly susceptible to adverse economic conditions in those areas. The unemployment and bankruptcy rates in some states in our footprint are among the highest in the country. High unemployment rates may reduce the number of qualified borrowers to whom we will extend loans, which would result in reduced loan originations. Adverse economic conditions and elevated bankruptcy filings may increase delinquencies and credit losses and decrease our overall loan portfolio quality. The occurrence of any of the adverse regulatory or legislative events described in this “Risk Factors” section in South Carolina, Texas, or North Carolina could materially adversely affect our business, results of operations, and financial condition. For example, if interest rates in South Carolina, which currently are not capped, were to be capped, our business, results of operations, and financial condition would be materially and adversely affected.

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

We rely on information technology products developed, owned, and supported by third parties. Our ability to manage our business and monitor results is highly dependent upon these information technology products. A failure of these products and systems or of the implementation of new information technology products and systems could disrupt our business.

In the operation of our business, we are highly dependent upon a variety of information technology products, including our loan management system, which allows us to record, document, and manage our loan portfolio. In April 2016, we entered into an agreement with Nortridge Software, LLC (“Nortridge”) pursuant to which Nortridge provides us with loan management software and related services. We have recently completed our transition to the Nortridge loan management software in all nine of the states in which we operate.

Since we began transitioning to the Nortridge platform, we have tailored it to meet our specific needs. To a certain extent, we depend on the willingness and ability of Nortridge to continue to provide customized solutions and to support our evolving products and business model. In the future, Nortridge may not be willing or able to provide the services necessary to meet our loan management system needs. If this occurs, we may be forced to migrate to an alternative software package, which could materially affect our business, results of operations, and financial condition.

Further, the Nortridge platform may in the future fail to perform in a manner consistent with our current expectations and may be inadequate for our needs. As we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations, and financial condition may be adversely affected if our loan management system does not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our competitive position, business, results of operations, and financial condition.

We also rely on Teledata Communications Inc. and other third-party software vendors to provide access to loan applications and/or screen applications. There can be no assurance that these third party providers will continue to provide us information in accordance with our lending guidelines or that they will continue to provide us lending leads at all. If this occurs, our credit losses, business, results of operations, and financial condition may be adversely affected.

We may not be able to make technological improvements as quickly as some of our competitors, which could harm our competitive ability and adversely affect our business, prospects, results of operations, and financial condition.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. We rely on our integrated branch network as the foundation of our multiple channel platform and the primary point of contact with our active accounts. However, to serve customers who want to reach us over the internet, we developed a new channel in late 2008 by making an online loan application available on our consumer website, and in 2017, we rolled out an online customer portal, which provides customers in some of our states with online access to their account information and an electronic payment option. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demand for convenience, as well as to create additional efficiencies in our operations. If we fail to effectively implement new technology-driven products and services as quickly as some of our competitors or if we fail to be successful in marketing these products to our customers, our business, prospects, results of operations, and financial condition may be harmed.

Security breaches, cyber-attacks, failures in our information systems, or fraudulent activity could result in damage to our operations or lead to reputational damage.

We also rely heavily on communications and information systems to conduct our business. Each branch is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis, and report revenues and expenses to our headquarters. Any failure, interruption, or breach in security of these systems, including any failure of our back-up systems, hardware failures, or an inability to access data maintained offsite, could result in failures or disruptions in our customer relationship management, general ledger, loan, and other systems and could result in a loss of data (including loan portfolio data), a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation, possible financial liability, and other adverse consequences, any of which could have a material adverse effect on our financial condition and results of operations. Furthermore, we may not be able to detect immediately any such breach, which may increase the losses that we would suffer. In addition, our existing insurance policies would not reimburse us for all of the damages that we might incur as a result of a breach.

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

In addition, any compromise of security or cyber-attack could deter consumers from entering into transactions that require them to provide confidential information to us. Further, if confidential customer information or information belonging to our business partners is misappropriated from our computer systems, we could be sued by those who assert that we did not take adequate precautions to safeguard our systems and confidential data belonging to our customers or business partners, which could subject us to liability and result in significant legal fees and expenses in defending these claims. As a result, any compromise of security of our computer systems or cyber-attack could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Our centralized headquarters’ functions and branch operations are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, results of operations, and financial condition.

Our headquarters are in an office building located in Greer, South Carolina, a town located outside of Greenville, South Carolina. Our information systems and administrative and management processes are primarily provided to our branches from this centralized location, and our separate data management facility is located in Greenville, South Carolina. These processes could be disrupted if a catastrophic event, such as a tornado, power outage, or act of terror, affected Greenville, Greer, or the nearby areas. Any such catastrophic event(s) or other unexpected disruption of our headquarters or data management facility could have a material adverse effect on our business, results of operations, and financial condition.

Our business could suffer if we are unsuccessful in making, continuing, and growing relationships with retailers, or if the retailers with whom we have relationships experience a decline or disruption in their sales volumes.

Our retail purchase loans are reliant on our relationships with retailers. Our retail purchase loan business model is based on our ability to enter into agreements with individual retailers to provide financing to customers in their stores. If a competitor were to offer better service or more attractive loan products to our retail partners, it is possible that our retail partners would terminate their relationships with us. If we are unable to continue to grow our existing relationships and develop new relationships, our results of operations, financial condition, and ability to continue to expand could be adversely affected.

Even with good relationships with retailers, our ability to originate retail purchase loans is dependent, in large part, on the underlying consumer demand for retail goods. Retail sales are subject to fluctuation as a result of general economic trends and other factors. If sales volumes at the retailers with whom we have relationships decrease in the future as a result of general economic trends or due to any other factors, we may experience a corresponding decrease in the volume of such loans that we originate. In such circumstances, we may experience an adverse effect on our business, results of operations, and financial condition.

Interest rates on retail purchase loans are determined at competitive market interest rates, and we may fail to adequately set interest rates, which may adversely affect our business.

Unlike installment loans, particularly small installment loans, which in certain states are typically made at or near the maximum interest rates permitted by law, retail purchase loans are often made at competitive market interest rates, which are governed by laws for installment sales contracts. If we fail to set interest rates at a level that adequately reflects market rates or the credit risks of our customers, or if we set interest rates at a level too low to sustain our profitability, our business, results of operations, and financial condition could be adversely affected.

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, results of operations, and financial condition.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. In the past, we have lost employees and candidates to competitors who have been willing to pay higher compensation. Our ability to continue to expand our operations depends on our ability to attract, train, and retain a large and growing number of qualified employees. The turnover among all of our branch employees was approximately 44% in 2015, 42% in 2016, and 40% in 2017. This turnover increases our cost of operations and makes it more difficult to operate our branches. Our customer service representative and assistant manager roles have historically experienced high turnover. We may not be able to retain and cultivate personnel at these ranks for future promotion to branch manager. If our employee turnover rates increase above historical levels or if unanticipated problems arise from our high employee turnover and we are unable to readily replace such employees, our business, results of operations, financial condition, and ability to continue to expand could be adversely affected.

The departure, transition, or replacement of key personnel could significantly impact the results of our operations. If we cannot continue to hire and retain high-quality employees, our business and financial results may be negatively affected.

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

Our continued growth is also dependent, in part, on the skills, experience, and efforts of our executive officers and senior management. We may not be successful in retaining the members of our executive or senior management team or our other key employees. The loss of the services of any of our executive officers, senior management, or key team members, including state vice presidents, or the inability to attract additional qualified personnel as needed, could have an adverse effect on our business, financial condition, and results of operations. We also depend on our district supervisors to supervise, train, and motivate our branch employees. These supervisors have significant experience with our company and within our industry, and would be difficult to replace. If we lose a district supervisor to a competitor, we could also be at risk of losing other employees and customers. In addition, the process of identifying management successors creates uncertainty and could become a distraction to our senior management and our Board of Directors, and we may not be successful in attracting qualified candidates to replace key positions when necessary. The identification and recruitment of candidates to fill senior management positions, when necessary, and the resulting transition process may be disruptive to our business and operations.

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

A substantial amount of our account payments occur at our branches, either in person or by mail, and frequently consist of cash payments, which we deposit at local banks throughout the day. This business practice exposes us daily to the potential for employee theft of funds or, alternatively, to theft and burglary due to the cash we maintain in our branches. Despite controls and procedures to prevent such losses, we have sustained losses due to employee fraud (including collusion) and theft. We are also susceptible to break-ins at our branches, where money and/or customer records could be taken. A breach in the security of our branches or in the safety of our employees could result in employee injury, loss of funds or records, and adverse publicity, and could result in a loss of customer business or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

We maintain an allowance for credit losses for all loans we make. To estimate the appropriate level of credit loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding; delinquency levels, roll rates, and trends; historical credit losses; our current collection patterns; and economic trends. Our methodology for establishing our reserves for credit losses is based in large part on our delinquency roll rates and our historic loss experience. If customer behavior changes as a result of economic, political, social, or other conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our credit loss reserves, our provision may be inadequate. During fiscal 2017, our provision for credit losses was $77.3 million, and we had net credit losses of $69.7 million related to losses on our loans. As of December 31, 2017, our finance receivables were $817.5 million. Maintaining the adequacy of our allowance for credit losses may require that we make significant and unanticipated increases in our provisions for credit losses, which would materially affect our results of operations. Our credit loss reserves, however, are estimates, and if actual credit losses are materially greater than our credit loss reserves, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses.

In June 2016, the Financial Accounting Standards Board issued Accounting Standard Update ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model may require earlier recognition of credit losses than the incurred loss approach. This ASU will become effective for us for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. We believe the adoption of this ASU will have a material adverse effect on our consolidated financial statements. See Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for more information on this new accounting standard.

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

We have a senior revolving credit facility committed through June 2020 that allows us to borrow up to $638.0 million, assuming we are in compliance with a number of covenants and conditions. The credit facility also has an accordion provision that allows for the expansion of the facility up to $700.0 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables (other than those held by certain special purpose entities, as described below) and equity interests of the majority of our subsidiaries. As of December 31, 2017, the amount outstanding under our senior revolving credit facility was $452.1 million and we had $46.8 million of unused capacity on the credit facility (subject to certain covenants and conditions). During fiscal 2017, the maximum amount of borrowings outstanding under the facility at any one time was $474.2 million. We use our senior revolving credit facility as a source of liquidity, including for working capital and to fund the loans we make to our customers. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us on favorable terms or at all. In addition, we cannot be certain that we will be able to replace the amended and restated senior revolving credit facility when it matures on favorable terms or at all. If any of these events occur, our business, results of operations, and financial condition could be adversely affected.

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

We have entered into certain financing arrangements, including an amortizing loan and a revolving warehouse credit facility, that are secured by certain retail installment contracts and promissory notes (the “Receivables”). Our operating subsidiaries originated the Receivables and subsequently transferred the Receivables to certain of our wholly-owned subsidiaries that were established for the special purpose of entering into the financing arrangements. On the closing date of the transactions, the special purpose entities made certain representations and warranties about the quality and nature of the Receivables. The special purpose entities are required to pay a release fee for the release of certain Receivables as collateral under certain circumstances, including circumstances in which the representations and warranties made by the special purpose entities concerning the quality and characteristics of the Receivables are inaccurate.

We believe that many purchasers of loans and other counterparties to transactions like those provided for in the revolving warehouse credit facility, the amortizing loan, and other similar transactions are particularly aware of the conditions under which originators must indemnify for or repurchase finance receivables, and may benefit from enforcing any available repurchase remedies. If we are required to repurchase Receivables that we have sold or pledged, this could adversely affect our results of operations, financial condition, and liquidity.

We are subject to interest rate risk resulting from general economic conditions and policies of various governmental and regulatory agencies.

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Furthermore, market conditions or regulatory restrictions on interest rates we charge may prevent us from passing any increases in interest rates along to our customers. We originate finance receivables at either prevailing market rates or at statutory limits. Subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.3 times per year from cash payments, renewals, and charged-off loans. Because our automobile loans have longer maturities and typically are not refinanced prior to maturity, the rate of turnover of the loan portfolio may change as these loans change as a percentage of our portfolio.

In addition, rising interest rates will increase our cost of capital by influencing the amount of interest we pay on our senior revolving credit facility, our revolving warehouse credit facility, or any other floating interest rate obligations that we may incur, which would increase our operating costs and decrease our operating margins. Interest payable on our senior revolving credit facility and our revolving warehouse credit facility is variable and could increase in the future.

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting, insurance, and other expenses, and our management and other personnel devote a substantial amount of time to compliance initiatives resulting from operating as a public company. We anticipate that these costs and compliance initiatives will increase as a result of the Company having ceased to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as of December 31, 2017. In particular, because we no longer qualify as an “emerging growth company,” we are required to include in this Annual Report on Form 10-K an attestation report from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting. In addition, we have previously taken advantage of the JOBS Act’s reduced disclosure requirements applicable to “emerging growth companies” regarding executive compensation and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation. We are no longer eligible for such reduced disclosure requirements and exemptions.

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

In addition, periods of economic slowdown or recession are typically accompanied by decreased consumer demand for retail goods. Our ability to originate retail purchase loans depends, in large part, on the underlying demand for such products. Further, our business is focused on customers who generally do not qualify for conventional retail financing, and customers in this demographic are more likely to be affected, and more severely affected, by an economic downturn. Accordingly, our business, financial position, results of operations, and cash flows may be adversely impacted during any economic downturn or recession.

Should economic conditions worsen, they may adversely affect the credit quality of our loans. In the event of increased default by borrowers under the loans, and/or a decrease in the volume of the loans we originate, our business, results of operations, and financial condition could be adversely affected.

Risks Related to Regulation and Legal Proceedings

Our business products and activities are strictly and comprehensively regulated at the local, state, and federal levels.

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

Due to the highly regulated nature of the consumer finance industry, we are required to comply with a wide array of federal, state, and local laws and regulations that affect, among other things, the manner in which we conduct our origination and servicing operations. These regulations directly impact our business and require constant compliance, monitoring, and internal and external audits. Although we have an enterprise-wide compliance framework structured to continuously evaluate our activities, compliance with applicable law is costly and may create operational constraints.

At a federal level, these laws and their implementing regulations include, among others, usury laws, ECOA, GLBA, EFTA, SCRA, TCPA, TILA, Reg Z, FCC, FCRA, and the Dodd-Frank Act and requirements related to unfair, deceptive, or abusive acts or practices. Many states and local jurisdictions have consumer protection laws analogous to, or in addition to, those listed above, such as state debt collection practices laws that apply to first-party lenders. These federal, state, and local laws regulate the manner in which consumer finance companies deal with customers when making loans or conducting other types of financial transactions.

Changes to statutes, regulations, or regulatory policies, including the interpretation, implementation, and enforcement of statutes, regulations, or policies, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products that we may offer and increasing the ability of competitors to offer competing financial services and products. Compliance with laws and regulations requires us to invest increasingly significant portions of our resources in compliance planning and training, monitoring tools, and personnel, and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. Because these laws and regulations are complex and often subject to interpretation, or because of a result of unintended errors, we may, from time to time, inadvertently violate these laws, regulations, and policies, as each is interpreted by our regulators. If we do not successfully comply with laws, regulations, or policies, we could be subject to fines, penalties, lawsuits, or judgments, our compliance costs could increase, our operations could be limited, and we may suffer damage to our reputation. If more restrictive laws, rules, and regulations are enacted or more restrictive judicial and administrative interpretations of current laws are issued, compliance with the laws could become more expensive or difficult. Furthermore, changes in these laws and regulations could require changes in the way we conduct our business, and we cannot predict the impact such changes would have on our profitability.

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

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state, and local regulations. However, we may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. In addition, changes in laws or regulations applicable to us could subject us to additional licensing, registration, and other regulatory requirements in the future or could adversely affect our ability to operate or the manner in which we conduct business. Licenses to open new branches are granted in the discretion of state regulators. Accordingly, licenses may be denied unexpectedly or for reasons outside of our control. This could hinder our ability to implement our business plans in a timely manner or at all.

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

We may become involved in investigations, examinations, and proceedings by government and self-regulatory agencies, which may result in material adverse consequences to our business, financial condition, and results of operations.

From time to time, we may become involved in formal and informal reviews, investigations, examinations, proceedings, and information-gathering requests by federal and state government and self-regulatory agencies. Should we become subject to such an investigation, examination, or proceeding, the matter could result in material adverse consequences to us, including, but not limited to, increased compliance costs, adverse judgments, significant settlements, fines, penalties, injunction, or other actions.

Changes in laws and regulations or interpretations of laws and regulations could negatively impact our business, results of operations, and financial condition.

The laws and regulations directly affecting our lending activities are constantly under review and are subject to change. In addition, consumer advocacy groups and various other media sources continue to advocate for governmental and regulatory action to prohibit or severely restrict various financial products, including the loan products we offer. Any changes in such laws and regulations, or the implementation, interpretation, or enforcement of such laws and regulations, could force us to modify, suspend, or cease part or, in the worst case, all of our existing operations. It is also possible that the scope of federal regulations could change or expand in such a way as to preempt what has traditionally been state law regulation of our business activities. The enactment of one or more of such regulatory changes could materially and adversely affect our business, results of operations, and prospects.

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

The Dodd-Frank Act also gives the CFPB the authority to examine and regulate entities it classifies as a “larger participant of a market for other consumer financial products or services.” The CFPB has indicated that it may in the future issue a proposed rule defining larger participants in the installment lending market. The rule will likely cover only the largest installment lenders, and we do not yet know whether the definition will cover us. If we are covered by the final larger participant rule for the installment lending market, we will be subject to CFPB supervisory examinations.

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

Although many of the regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant legislation may be interpreted and enforced or the full extent to which implementing regulations and supervisory policies may affect us. Finally, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act and rules promulgated thereunder, including those provisions establishing the CFPB and the rules and regulations proposed and enacted by the CFPB, may be revised, repealed, or amended, but there can be no assurance that future reforms will not significantly and adversely impact our business, financial condition, and results of operations.

We sell certain of our loans, including, in some instances, charged-off loans and loans where the borrower is in default. This practice could subject us to heightened regulatory scrutiny, expose us to legal action, cause us to incur losses, and/or limit or impede our collection activity.

In December 2015, we began selling a portion of our charged-off loan portfolio. We expect to continue to sell our forward flow of charged-off accounts to one or more buyers indefinitely into the future. As part of our business model, we may purchase and sell other finance receivables in the future, including loans that have been charged-off and loans where the borrower is in default. The CFPB and other regulators recently have significantly increased their scrutiny of debt sales, especially delinquent and charged-off debt. The CFPB has criticized sellers of debt for insufficient documentation to support and verify the validity or amount of the debt. It has also criticized debt collectors for, among other things, collection tactics, attempting to collect debts that are no longer valid, misrepresenting the amount of the debt, and not having sufficient documentation to verify the validity or amount of the debt. Accordingly, our sales of loans could expose us to lawsuits or fines by regulators if we do not have sufficient documentation to support and verify the validity and amount of the loans underlying the transactions, or if we or purchasers of our loans use collection methods that are viewed as unfair, deceptive, or abusive. In addition, our collections could suffer and we may incur additional expenses if we are required to change collection practices or stop collecting on certain debts as a result of a lawsuit or action on the part of regulators.

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

U.S. federal income tax reform may impact our financial results in unexpected ways or may otherwise have a material adverse impact on our financial position, results of operations, and cash flows.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”) that significantly reforms the Internal Revenue Code of 1986, as amended. The Tax Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, a limitation on the tax deduction for interest expense to 30% of earnings (except for certain small businesses), a limitation on the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate and our expectations regarding our overall tax rate in 2018 and beyond, the overall impact of the Tax Act is uncertain and the ultimate impact may prove to be inconsistent with our current expectations. As a result, the Company’s financial position, results of operations, and cash flows could be adversely affected by the Tax Act, the interpretation and administration of the Tax Act, and/or any future tax reform legislation.

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

We do not expect to pay cash dividends for the foreseeable future. Instead, we intend to retain future earnings, if any, for future operation, expansion, and debt repayment. The declaration, amount, and payment of any future cash dividends on shares of common stock will be at the discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of cash dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay cash dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior revolving credit facility. As a result, investors may need to rely on sales of their common stock after price appreciation, which may not occur, as the only way to realize future gains on their investment.

Your stock ownership may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, or otherwise.

We have approximately 987 million shares of common stock authorized but unissued, as of February 22, 2018. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its discretion, whether in connection with acquisitions or otherwise. Our stockholders previously approved the Regional Management Corp. 2015 Long-

Term Incentive Plan (as amended and/or restated, the “2015 Plan”). Subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of our common stock that may be issued under the 2015 Plan may not exceed the sum of (a) 1,550,000 shares plus (b) any shares (i) remaining available for the grant of awards as of the effective date under the 2007 Management Incentive Plan (the “2007 Plan”) or the 2011 Stock Incentive Plan (the “2011 Plan”), and/or (ii) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires or lapses. We have 1,189,065 shares available for issuance under the 2015 Plan, as of February 22, 2018. In addition, our Board may recommend in the future that our stockholders approve new stock plans. Any common stock that we issue, including under our 2015 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate.

The requirements of being a public company may strain our resources and distract our management.

As a public company, we are subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we will need to commit significant resources. In addition, sustaining our growth also will require us to commit additional management, operational, and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

In addition, certain states require the approval of a state regulator for the acquisition, directly or indirectly, of more than a certain amount of the voting or common stock of a consumer finance company. The overall effect of these laws is to make it more difficult to acquire a consumer finance company than it might be to acquire control of a nonregulated corporation.

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

Our headquarters operations are located in an approximately 51,700 square foot leased facility in Greer, South Carolina, a town located outside of Greenville, South Carolina. As of February 22, 2018, each of our 341 branches is leased under fixed term lease agreements. Our branches are located throughout South Carolina, Texas, North Carolina, Tennessee, Alabama, Oklahoma, New Mexico, Georgia, and Virginia, and the average branch size is approximately 1,500 square feet.

In the opinion of management, our properties have been well-maintained, are in sound operating condition, and contain all equipment and facilities necessary to operate at present levels. We believe that all of our facilities are suitable and adequate for our present purposes. Our only reportable segment, which is our consumer finance segment, uses the properties described in this Item 2, “Properties.”

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

On January 26, 2015, the Defendants filed a motion to dismiss the amended complaint in its entirety. In response, the Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, the Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act Claims and seeks unspecified compensatory damages. The Defendants filed a motion to dismiss the second amended complaint on April 28, 2015, and on March 30, 2016, the District Court granted the Defendants’ motion to dismiss the second amended complaint in its entirety. On May 23, 2016, the Plaintiffs moved for leave to file a third amended complaint. On January 27, 2017, the District Court denied the Plaintiffs’ motion for leave to file a third amended complaint and directed entry of final judgment in favor of the Defendants. On January 30, 2017, the District Court entered final judgment in favor of the Defendants.

On March 1, 2017, the Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit (the “Appellate Court”). After hearing oral arguments on November 17, 2017, the Appellate Court issued a summary order on January 26, 2018 affirming the District Court’s order denying Plaintiffs leave to file a third amended complaint. The deadline for Plaintiffs to file a petition for a writ of certiorari with the United States Supreme Court is April 26, 2018.

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

Market Information

Our common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “RM” since March 28, 2012. The following table sets forth for the periods indicated the high and low intra-day sale prices of our common stock on the NYSE. The last reported sale price of our common stock on the NYSE on February 22, 2018, was $30.87 per share.

	High	Low
Fiscal Year Ended December 31, 2017
First Quarter	$27.56	$18.31
Second Quarter	24.43	18.91
Third Quarter	25.29	21.47
Fourth Quarter	27.20	21.50
Fiscal Year Ended December 31, 2016
First Quarter	$17.46	$11.77
Second Quarter	18.81	13.11
Third Quarter	22.44	13.91
Fourth Quarter	27.04	20.61

Holders

As of February 22, 2018, there were 34 registered holders of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by those record holders, but we believe that there were approximately 1,687 beneficial owners of our common stock as of February 12, 2018.

Non-Affiliate Ownership

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates, as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders as of June 30, 2017. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is included or incorporated by reference in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Dividend Policy

We did not pay any cash dividends in fiscal 2017 or fiscal 2016. We have no current plans to pay any cash dividends on our common stock for the foreseeable future and instead currently intend to retain earnings, if any, for future operations, expansion, and debt repayment.

The declaration, amount, and payment of any future cash dividends on shares of common stock will be at the discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions; our financial condition and results of operations; our available cash and current and anticipated cash needs; capital requirements; contractual, legal, tax, and regulatory restrictions and implications on the payment of cash dividends by us to our stockholders or by our subsidiaries to us; and such other factors as our Board of Directors may deem relevant. In addition, our amended and restated senior revolving credit facility includes a provision restricting our ability to pay dividends on our common stock based upon, among other things, our net income and hypothetical availability under the credit facility. Likewise, certain of our credit facilities restrict certain of our wholly-owned subsidiaries from paying dividends to us, subject to certain exceptions.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2017.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
2011 Stock Incentive Plan(1)	349,332		17.68		—
2015 Long-Term Incentive Plan(2)	996,406	(3)	17.22	(4)	1,274,593
Equity Compensation Plans Not Approved by Security Holders	—		—		—

Total:	1,345,738		17.39		1,274,593

(1)	Regional Management Corp. 2011 Stock Incentive Plan (as amended, the “2011 Plan”). In 2015, the Company’s stockholders approved the Regional Management Corp. 2015 Long-Term Incentive Plan (as amended and/or restated, the “2015 Plan”), at which time all shares then available for issuance under the 2011 Plan rolled over to the 2015 Plan. Awards may no longer be granted under the 2011 Plan. However, awards that are outstanding under the 2011 Plan will continue in accordance with their respective terms.
(2)	Regional Management Corp. 2015 Long-Term Incentive Plan. As of February 22, 2018, there were 1,189,065 shares that remained available for issuance under the 2015 Plan, which allows for grants of incentive stock options, non-qualified stock options, stock appreciation rights, unrestricted shares, restricted shares, restricted stock units, phantom stock awards, and awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of shares, including performance-based awards.
(3)	Includes 301,537 restricted stock units outstanding under the 2015 Plan and 86,582 restricted shares issuable pursuant to the key team member incentive program under the 2015 Plan. There is no exercise price associated with these restricted stock units or restricted shares.
(4)	Calculation excludes shares subject to restricted stock unit awards.

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

The following graph shows a comparison of the cumulative total return for our common stock, the NYSE Composite Index, and the NYSE Financial Index for the five years ended December 31, 2017. The graph assumes that $100 was invested at the market close on December 31, 2012, in the common stock of the Company, the NYSE Composite Index, and the NYSE Financial Index, and data for the NYSE Composite Index and the NYSE Financial Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated historical financial data set forth below for the years ended December 31 2013, 2014, 2015, 2016, and 2017 are derived from audited consolidated financial statements. We derived the selected historical consolidated statement of income data for each of the years ended December 31, 2015, 2016, and 2017 and the selected historical consolidated balance sheet data as of December 31, 2016 and 2017 from our audited consolidated financial statements, which appear in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have derived the selected historical consolidated statement of income data for the years ended December 31, 2013 and 2014 and the selected historical consolidated balance sheet data as of December 31, 2013, 2014, and 2015 from our audited financial statements, which do not appear elsewhere in this Annual Report on Form 10-K.

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

	Year Ended December 31,
In thousands, except per share data	2017	2016	2015	2014	2013
Consolidated Statements of Income Data:
Revenue
Interest and fee income	$249,034	$220,963	$195,794	$184,797	$152,343
Insurance income, net, and other income	23,425	19,555	21,512	19,922	18,286

Total revenue	272,459	240,518	217,306	204,719	170,629
Expenses
Provision for credit losses	77,339	63,014	47,348	69,057	39,192
General and administrative expenses	130,955	118,632	115,598	96,776	71,039
Interest expense	23,908	19,924	16,221	14,947	14,144

Total expenses	232,202	201,570	179,167	180,780	124,375

Income before income taxes	40,257	38,948	38,139	23,939	46,254
Income taxes	10,294	14,917	14,774	9,137	17,460

Net income	$29,963	$24,031	$23,365	$14,802	$28,794

Earnings per Share Data:
Basic earnings per share	$2.59	$2.03	$1.82	$1.17	$2.29
Diluted earnings per share	$2.54	$1.99	$1.79	$1.14	$2.23
Basic weighted-average shares	11,551	11,824	12,849	12,701	12,572
Diluted weighted-average shares	11,783	12,085	13,074	12,951	12,894

Consolidated Balance Sheet Data (at period end):
Finance receivables(1)	$817,463	$717,775	$628,444	$546,192	$544,684
Allowance for credit losses	(48,910)	(41,250)	(37,452)	(40,511)	(30,089)

Net finance receivables(2)	$768,553	$676,525	$590,992	$505,681	$514,595
Total assets	829,483	712,224	626,373	529,401	532,606
Long-term debt	571,496	491,678	411,177	341,419	362,750
Total liabilities	590,072	504,749	421,146	351,078	371,468
Total stockholders’ equity	$239,411	$207,475	$205,227	178,323	161,173

(1)	Finance receivables equal the total amount due from the customer, net of unearned finance charges and insurance premiums.
(2)	Net finance receivables equal the total amount due from the customer, net of unearned finance charges, insurance premiums, and allowance for credit losses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a diversified consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 342 locations in the states of Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia as of December 31, 2017. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, which includes our branches, direct mail campaigns, retailers, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified products include:

•

Small Loans (≤$2,500) – As of December 31, 2017, we had 260.8 thousand small installment loans outstanding, representing $375.8 million in finance receivables. This included 109.9 thousand small loan convenience checks, representing $138.1 million in finance receivables.

•

Large Loans (>$2,500) – As of December 31, 2017, we had 80.9 thousand large installment loans outstanding, representing $347.2 million in finance receivables. This included 1.6 thousand large loan convenience checks, representing $4.4 million in finance receivables.

•

Automobile Loans – As of December 31, 2017, we had 7.3 thousand automobile purchase loans outstanding, representing $61.4 million in finance receivables. This included 4.1 thousand indirect automobile loans and 3.2 thousand direct automobile loans, representing $38.1 million and $23.3 million in finance receivables, respectively.

•	Retail Loans – As of December 31, 2017, we had 22.6 thousand retail purchase loans outstanding, representing $33.1 million in finance receivables.

•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Small and large installment loans are our core loan products and will be the drivers of our future growth. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio, though we will continue to own and service our current automobile loans. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. With the exception of retail loans, loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first quarter of the year and rise throughout the remainder of the fiscal year. Consequently, we experience seasonal fluctuations in our operating results and cash needs.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 8.2% from $529.5 million in 2014 to $572.8 million in 2015, grew 14.8% to $657.4 million in 2016, and grew 13.2% to $744.2 million in 2017. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened 3, 8, and 31 net new branches in 2017, 2016, and 2015, respectively. We believe that we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

Product Mix. We are exposed to different credit risks and charge different interest rates and fees with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we may further diversify our product mix in the future. The interest rates and fees vary from state to state, depending upon the competitive environment and relevant laws and regulations.

Asset Quality and Allowance for Credit Losses. Our results of operations are highly dependent upon the credit quality of our loan portfolio. The credit quality of our loan portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as we grow our loan portfolio. The allowance for credit losses calculation uses the current delinquency profile and historical delinquency roll rates as key data points in estimating the allowance. We believe that the primary underlying factors driving the provision for credit losses for each loan type are our underwriting standards, the general economic conditions in the areas in which we conduct business, portfolio growth, and the effectiveness of our collection efforts. In addition, the market for repossessed automobiles at auction is another underlying factor that we believe influences the provision for credit losses for automobile purchase loans and, to a lesser extent, large loans. We monitor these factors, and the amount and past due status of delinquencies for all loans one or more days past due, to identify trends that might require us to modify the allowance for credit losses.

Interest Rates. Our costs of funds are affected by changes in interest rates as the interest rates that we pay on our revolving credit facilities are variable. We have purchased interest rate cap contracts with an aggregate notional principal amount of $250.0 million and 2.50% strike rates against the one-month LIBOR (1.56% as of

December 31, 2017). The interest rate caps have maturities of April 2018 ($150.0 million), March 2019 ($50.0 million), and June 2020 ($50.0 million). When the one-month LIBOR exceeds 2.50%, the counterparty reimburses us for the excess over 2.50%. No payment is required by us or the counterparty when the one-month LIBOR is below 2.50%. In addition, the interest rate on a portion of our long-term debt (the amortizing loan) is fixed. As of December 31, 2017, 53% of our long-term debt was at a fixed rate or covered by interest rate cap contracts.

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our receivable efficiency ratio (sum of general and administrative expenses divided by average finance receivables) was 17.6% in 2017 compared to 18.0% in 2016 and 20.2% in 2015. We believe this ratio is generally in line with industry standards for companies of our size. We believe that our receivable efficiency ratio will continue to decline in future years as we continue to grow our loan portfolio and control expense growth.

Components of Results of Operations

Interest and Fee Income. Our interest and fee income consists primarily of interest earned on outstanding loans. Accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. The accrual of income is not resumed until the account is less than 90 days delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed. If the account is charged off, the accrued interest income is reversed as a reduction of interest and fee income.

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

Insurance Income, Net. Our insurance income, net consists of revenue, net of expenses, from the sale of various optional payment and collateral protection insurance products offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. We offer optional credit life insurance, credit accident and health insurance, credit involuntary unemployment insurance, and personal property insurance. The type and terms of our optional insurance products vary from state to state based on applicable laws and regulations. We require property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party in lieu of purchasing property insurance from us. We also collect a fee for collateral protection and purchase non-filing insurance in lieu of recording and perfecting our security interest in the assets pledged on certain loans. We require proof of insurance for any vehicles securing loans. In addition, in select markets, we offer vehicle single interest insurance and we offered a Guaranteed Asset Protection (“GAP”) waiver product before we ceased originating automobile loans in November 2017. Vehicle single interest insurance provides coverage on automobiles used as collateral on small and large loans. This insurance affords the borrower flexibility regarding the requirement to maintain full coverage on the vehicle while also protecting the collateral used to secure the loan. The GAP waiver product forgives any loan balance remaining if the automobile is determined to be a total loss by the primary insurance carrier and insurance proceeds are not sufficient to pay off the customer’s loan.

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect (net of refunds on prepaid loans and net of commission on new business). The unaffiliated insurance company cedes life insurance premiums to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd., as written and non-life premiums as earned. We maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of December 31, 2017, the restricted cash balance for these cash reserves was $6.1 million. The unaffiliated insurance company maintains the reserves for non-life claims. Insurance income, net includes all of the above-described insurance premiums, claims, and expenses.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, fees for extending the due date of a loan, returned check charges, and commissions earned from the sale of an auto club product are included in other income.

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we estimate as sufficient to maintain an allowance for credit losses at an adequate level to provide for estimated losses on the related finance receivable portfolio. Credit loss experience, delinquency of finance receivables, portfolio growth, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that reflects forecasted future credit losses over the estimated loss emergence period (the interval of time between the event which caused a borrower to default and our recording of the credit loss) for each finance receivable type. Changes in our delinquency and net credit loss rates may result in changes to our provision for credit losses. Substantial adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance.

General and Administrative Expenses. Our general and administrative expenses are comprised of four categories: personnel, occupancy, marketing, and other. We measure our general and administrative expenses as a percentage of average finance receivables, which we refer to as our receivable efficiency ratio.

Our personnel expenses are the largest component of our general and administrative expenses and consist primarily of the salaries and wages, overtime, contract labor, relocations costs, bonuses, benefits, and related payroll taxes associated with all of our operations and home office employees.

Our occupancy expenses consist primarily of the cost of renting our facilities, all of which are leased, as well as the utility, depreciation of leasehold improvements and furniture and fixtures, telecommunication, data processing, and other non-personnel costs associated with operating our business.

Our marketing expenses consist primarily of costs associated with our direct mail campaigns (including postage and costs associated with selecting recipients), digital marketing, and maintaining our consumer website, as well as some local marketing by branches. These costs are expensed as incurred.

Other expenses consist primarily of legal, compliance, audit, consulting, non-employee director compensation, amortization of software licenses and implementation costs, electronic payment processing costs, bank service charges, office supplies, and credit bureau charges. We expect legal and compliance costs to remain elevated due to the regulatory environment in the consumer finance industry. For a discussion regarding how risks and uncertainties associated with legal proceedings and the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Item 1A, “Risk Factors” and the filings referenced therein.

Interest Expense. Our interest expense consists primarily of paid and accrued interest for long-term debt, unused line fees, and amortization of debt issuance costs on long-term debt. Interest expense also includes costs attributable to the interest rate caps that we use to manage our interest rate risk. Changes in the fair value of the interest rate caps are reflected in interest expense.

Income Taxes. Income taxes consist of state and federal income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The change in deferred tax assets and liabilities is recognized in the period in which the change occurs, and the effects of future tax rate changes are recognized in the period in which the enactment of new rates occurs.

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average receivables:

	Year Ended December 31,
	2017		2016		2015
In thousands	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$249,034	33.5%	$220,963	33.6%	$195,794	34.2%
Insurance income, net	13,061	1.8%	9,456	1.4%	11,654	2.0%
Other income	10,364	1.3%	10,099	1.6%	9,858	1.7%

Total revenue	272,459	36.6%	240,518	36.6%	217,306	37.9%

Expenses
Provision for credit losses	77,339	10.4%	63,014	9.6%	47,348	8.3%

Personnel	75,992	10.2%	68,979	10.5%	69,247	12.1%
Occupancy	21,530	2.9%	20,059	3.1%	17,313	3.0%
Marketing	7,128	1.0%	6,837	1.0%	7,017	1.2%
Other	26,305	3.5%	22,757	3.4%	22,021	3.9%

Total general and administrative	130,955	17.6%	118,632	18.0%	115,598	20.2%
Interest expense	23,908	3.2%	19,924	3.1%	16,221	2.7%

Income before income taxes	40,257	5.4%	38,948	5.9%	38,139	6.7%
Income taxes	10,294	1.4%	14,917	2.2%	14,774	2.6%

Net income	$29,963	4.0%	$24,031	3.7%	$23,365	4.1%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

Comparison of December 31, 2017, Versus December 31, 2016

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $17.3 million, or 4.8%, to $375.8 million at December 31, 2017, from $358.5 million at December 31, 2016, despite the up-sell of many small loan customers to large loans. The growth in receivables in branches opened in 2016 and 2017 contributed to the growth in small loans outstanding.

•

Large Loans (>$2,500) – Large loans outstanding increased by $111.9 million, or 47.5%, to $347.2 million at December 31, 2017, from $235.3 million at December 31, 2016. The increase was primarily due to increased marketing and the up-sell of small loan customers to large loans.

•

Automobile Loans – Automobile loans outstanding decreased by $29.0 million, or 32.1%, to $61.4 million at December 31, 2017, from $90.4 million at December 31, 2016, as we continued to restructure our automobile loan business to a centralized model during the first 10 months of 2017 and then determined to cease originating automobile loans in November 2017 to focus on growing our core loan portfolio. We expect the automobile loan portfolio to liquidate at a slightly faster rate in 2018 compared to 2017.

•	Retail Loans – Retail loans outstanding decreased $0.5 million, or 1.4%, to $33.1 million at December 31, 2017, from $33.5 million at December 31, 2016.

	Finance Receivables by Product
In thousands	December 31, 2017	December 31, 2016	YoY $ Inc (Dec)	YoY% Inc (Dec)
Small loans	$375,772	$358,471	$17,301	4.8%
Large loans	347,218	235,349	111,869	47.5%

Total core loans	722,990	593,820	129,170	21.8%
Automobile loans	61,423	90,432	(29,009)	(32.1)%
Retail loans	33,050	33,523	(473)	(1.4)%

Total finance receivables	$817,463	$717,775	$99,688	13.9%

Number of branches at period end	342	339	3	0.9%
Average finance receivables per branch	$2,390	$2,117	$273	12.9%

Comparison of the Year Ended December 31, 2017, Versus the Year Ended December 31, 2016

Net Income. Net income increased $5.9 million, or 24.7%, to $30.0 million in 2017, from $24.0 million in 2016. The increase was primarily due to an increase in revenue of $31.9 million and a decrease in income taxes of $4.6 million, offset by an increase in provision for credit losses of $14.3 million, an increase in general and administrative expenses of $12.3 million, and an increase in interest expense of $4.0 million.

Revenue. Total revenue increased $31.9 million, or 13.3%, to $272.5 million in 2017, from $240.5 million in 2016. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $28.1 million, or 12.7%, to $249.0 million in 2017, from $221.0 million in 2016. The increase was primarily due to a 13.2% increase in average finance receivables, offset by a 0.1% yield decrease.

The following table sets forth the average finance receivables balance and average yield for each of our loan product categories:

	Average Finance Receivables for the Year Ended			Average Yields for the Year Ended
In thousands	December 31, 2017	December 31, 2016	YoY% Inc (Dec)	December 31, 2017	December 31, 2016	YoY% Inc (Dec)
Small loans	$355,826	$334,152	6.5%	42.2%	42.5%	(0.3)%
Large loans	278,397	190,855	45.9%	28.8%	28.8%	0.0%
Automobile loans	78,317	102,023	(23.2)%	16.3%	17.7%	(1.4)%
Retail loans	31,660	30,321	4.4%	18.8%	19.2%	(0.4)%

Total interest and fee yield	$744,200	$657,351	13.2%	33.5%	33.6%	(0.1)%

Total revenue yield	$744,200	$657,351	13.2%	36.6%	36.6%	0.0%

Small loan yields decreased 0.3% compared to 2016 as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Automobile loan yields decreased 1.4% compared to 2016 due to our revised pricing model for our automobile loan program. Retail loan yields decreased 0.4% compared to 2016 as a result of adjusted pricing that reflects current market conditions. Since we began focusing on large loan growth in early 2015, the large loan portfolio has grown faster than the rest of our loan products, and we expect this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated for the Year Ended
In thousands	December 31, 2017	December 31, 2016	YoY $ Inc (Dec)	YoY% Inc (Dec)
Small loans	$573,858	$580,936	$(7,078)	(1.2)%
Large loans	355,931	250,862	105,069	41.9%
Automobile loans	20,331	37,038	(16,707)	(45.1)%
Retail loans	28,885	34,629	(5,744)	(16.6)%

Total net loans originated	$979,005	$903,465	$75,540	8.4%

The hurricanes that impacted our branches in August 2017 had an estimated $3.0 million negative impact on loan originations during 2017, most of which we believe would have been in small loans.

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$9,215	$(1,165)	$(75)	$7,975
Large loans	25,220	54	24	25,298
Automobile loans	(4,205)	(1,480)	344	(5,341)
Retail loans	257	(113)	(5)	139
Product mix	(1,293)	1,712	(419)	—

Total increase in interest and fee income	$29,194	$(992)	$(131)	$28,071

The $28.1 million increase in interest and fee income in 2017 compared to 2016 was primarily driven by finance receivables growth offset by a decrease in yield, as described in the table above. We expect future increases in interest and fee income to continue to be primarily driven from growth in our average receivables.

Insurance Income, Net. Insurance income, net increased $3.6 million, or 38.1%, to $13.1 million in 2017, from $9.5 million in 2016. Insurance income, net represented 1.8% and 1.4% of average receivables in 2017 and 2016, respectively. The increase from 2016 was primarily due to a transition in insurance carriers that caused $4.4 million of insurance claims to impact net credit losses instead of insurance income, offset by an increase in claims expense.

Other Income. Other income, which consists primarily of late charges, increased $0.3 million, or 2.6%, to $10.4 million in 2017, from $10.1 million in 2016. Other income represented 1.3% of average net receivables in 2017 compared to 1.6% of average net receivables in 2016, with the decrease primarily due to large loans becoming a greater percentage of our total portfolio in 2017. Our biggest driver for other income is average active accounts. Average active accounts increased 3.0% in 2017, while average net receivables increased 13.2%. Additionally, as large loans continue to represent a greater percentage of our total portfolio, we expect the better credit quality of our large loan customers to result in lower other income per active account.

Provision for Credit Losses. Our provision for credit losses increased $14.3 million, or 22.7%, to $77.3 million in 2017, from $63.0 million in 2016. The increase was due to an increase in net credit losses of $10.5 million and a $3.9 million increase in the allowance for credit losses compared to 2016. The provision for credit losses represented 10.4% of average receivables in 2017 compared to 9.6% of average receivables in 2016.

The current-year period included a 0.4% impact from the hurricane-related $3.0 million increase and a 0.6% impact from the temporary shift of $4.4 million in insurance claims into net credit losses during a transition in our insurance provider, offset by a 0.1% benefit from the bulk sale of previously charged-off customer accounts in bankruptcy (the “2017 bulk sale”). The increase in the provision for credit losses is explained in greater detail below.

Hurricane Impact. During 2017, our provision for credit losses was impacted by a $3.0 million increase in the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by the hurricanes. In late 2017, we released $0.2 million of the hurricane allowance for credit losses to cover hurricane-related net credit losses. As of December 31, 2017, the allowance for credit losses related to the hurricanes was $2.8 million.

Bulk Sale. We recognized a recovery of $1.0 million from the 2017 bulk sale. These accounts had been excluded from prior sales of charged-off loans.

Net Credit Losses. Net credit losses increased $10.5 million, or 17.7%, to $69.7 million in 2017, from $59.2 million in 2016. The increase was primarily due to an $86.8 million increase in average finance receivables in 2017 and a temporary shift of $4.4 million in insurance claims into net credit losses during a transition in our insurance provider, offset by the recovery of $1.0 million from the 2017 bulk sale. Net credit losses as a percentage of average receivables were 9.4% in 2017 compared to 9.0% in 2016. The current-year period included 0.6% from the temporary shift of $4.4 million in insurance claims into net credit losses and a 0.1% benefit from the $1.0 million 2017 bulk sale. To improve future net credit losses, we reduced lending to specific underperforming segments of our customer base in 2017. Additionally, in 2017, we built a centralized late-stage collections department and experienced positive results, which we expect to continue in 2018.

Delinquency Performance. Our December 31, 2017, contractual delinquency as a percentage of total finance receivables increased to 7.5% (inclusive of an increase of 0.2% attributable to the impact of the hurricanes) from 7.4% as of December 31, 2016. Along with the impact from the hurricanes, our delinquency results were also elevated due to our loan management system conversion in Texas that was completed in October 2017. The delinquency increases from the loan management system conversions are temporary and only impact the two to three months immediately following the loan management system conversion. As employees become more familiar with the new loan management system, the delinquency levels should return to normalized levels.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	December 31, 2017		December 31, 2016
Allowance for credit losses	$48,910	6.0%	$41,250	5.7%
Current	669,451	81.9%	587,202	81.9%
1 to 29 days past due	86,533	10.6%	77,106	10.7%

Delinquent accounts:
30 to 59 days	18,728	2.2%	16,727	2.3%
60 to 89 days	15,297	1.9%	11,641	1.6%
90 to 119 days	11,339	1.4%	10,021	1.4%
120 to 149 days	8,865	1.1%	8,205	1.1%
150 to 179 days	7,250	0.9%	6,873	1.0%

Total contractual delinquency	$61,479	7.5%	$53,467	7.4%

Total finance receivables	$817,463	100.0%	$717,775	100.0%

	Contractual Delinquency by Product
In thousands	December 31, 2017		December 31, 2016
Small loans	$35,246	9.4%	$32,955	9.2%
Large loans	18,540	5.3%	12,114	5.1%
Automobile loans	4,896	8.0%	6,300	7.0%
Retail loans	2,797	8.5%	2,098	6.3%

Total contractual delinquency	$61,479	7.5%	$53,467	7.4%

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan categories in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	December 31, 2017			December 31, 2016
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Small loans	$375,772	$24,749	6.6%	$358,471	$21,770	6.1%
Large loans	347,218	17,548	5.1%	235,349	11,460	4.9%

Total core loans	722,990	42,297	5.9%	593,820	33,230	5.6%
Automobile loans	61,423	4,025	6.6%	90,432	5,910	6.5%
Retail loans	33,050	2,588	7.8%	33,523	2,110	6.3%

Total	$817,463	$48,910	6.0%	$717,775	$41,250	5.7%

The allowance as a percentage of finance receivables increased to 6.0% as of December 31, 2017, from 5.7% as of December 31, 2016. The increase was primarily due to the $2.8 million remaining allowance for credit losses on customer accounts impacted by the hurricanes.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $12.3 million, or 10.4%, to $131.0 million in 2017 from $118.6 million in 2016. Our receivable efficiency ratio (general and administrative expenses as a percentage of average finance receivables) decreased to 17.6% during 2017 from 18.0% in 2016. We believe that our receivable efficiency ratio will continue to decline in future years as we continue to grow our portfolio and control expense growth. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $7.0 million, or 10.2%, to $76.0 million in 2017 from $69.0 million in 2016. The increase was primarily due to an increase in salary and hiring expense from added headcount in our information technology department, costs related to building the centralized late-stage collections department, finance receivable growth since December 31, 2016, and an increase in incentive compensation expense primarily due to the 2017 annual grant of awards under our long-term incentive plan, which have three-year performance targets. We expect incentive plan expense to increase in 2018 due to annual grants under our long-term incentive plan.

Occupancy. Occupancy expenses increased $1.5 million, or 7.3%, to $21.5 million in 2017 from $20.1 in 2016. The increase was due to costs related to the opening of 3 net new branches since December 31, 2016, branch relocations, and expenses associated with a larger home office building. Additionally, we frequently experience increases in rent, leasehold improvements, and computer equipment as we renew existing branch leases.

Marketing. Marketing expenses increased $0.3 million, or 4.3%, to $7.1 million in 2017 from $6.8 million in 2016. The increase was due to more convenience check mailings, increased direct mail to existing customers, and expanded digital marketing, partially offset by increased efficiencies in the direct mail campaigns.

Other Expenses. Other expenses increased $3.5 million, or 15.6%, to $26.3 million in 2017 from $22.8 million in 2016. The increase was primarily due to a $0.9 million increase in collection expenses, a $0.9 million increase due to training costs and amortization related to our new loan management system, a $0.9 million increase in electronic payment processing costs, and a $0.8 million increase in various costs related to finance receivable growth (office supplies, travel costs, training expense, and credit bureau costs) since December 31, 2016.

Interest Expense. Interest expense on long-term debt increased $4.0 million, or 20.0%, to $23.9 million in 2017 from $19.9 million in 2016. The increase was primarily due to increases in the average balance of our long-term debt facilities from finance receivable growth, an increase in interest rates, an increase in unused line fees, and additional debt issuance cost amortization related to both the amended senior revolving credit facility and our new warehouse credit facility. The average cost of our combined revolving credit facilities increased 0.21% to 4.73% in 2017 from 4.52% in 2016. The average cost of our long-term debt has increased as we have diversified our long-term funding sources.

Income Taxes. Income taxes decreased $4.6 million, or 31.0%, to $10.3 million in 2017 from $14.9 million in 2016. The decrease was primarily due to a $3.1 million reduction of a net deferred tax liability as a result of the Tax Cuts and Jobs Act (the “Tax Act”), $1.6 million in tax benefits related to the exercise and vesting of share-based awards, and $0.4 million in tax benefits related to research and development tax credits, offset by an increase in income before income taxes of $1.3 million. In December 2017, the Tax Act was signed into law. This legislation makes changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a benefit of $3.1 million to income tax expense and a corresponding reduction in the deferred tax liability.

Our effective tax rates were 25.6% and 38.3% in 2017 and 2016, respectively. The reduction of the net deferred tax liability decreased the 2017 effective tax rate by 7.8%. The tax benefits related to the exercise and vesting of share-based awards and research and development tax credits reduced the 2017 effective tax rate by 4.0% and 1.0%, respectively. As a result of the passage of the Tax Act, we estimate that our effective tax rate for 2018 will be approximately 25%.

Comparison of December 31, 2016, Versus December 31, 2015

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $20.3 million, or 6.0%, to $358.5 million at December 31, 2016, from $338.2 million at December 31, 2015, despite the up-sell of many small loan customers to large loans. The growth in receivables in branches opened in 2015 and 2016 contributed to the growth in overall small loans outstanding.

•

Large Loans (>$2,500) – Large loans outstanding increased by $88.8 million, or 60.6%, to $235.3 million at December 31, 2016 from $146.6 million at December 31, 2015. The increase was primarily due to the addition of expertise in this product type, increased marketing, and the up-sell of many small loan customers to large loans.

•

Automobile Loans – Automobile loans outstanding decreased by $25.7 million, or 22.1%, to $90.4 million at December 31, 2016, from $116.1 million at December 31, 2015, as we began restructuring our automobile loan business to a centralized model in the fourth quarter of 2015.

•

Retail Loans – Retail loans outstanding increased $5.9 million, or 21.4%, to $33.5 million at December 31, 2016, from $27.6 million at December 31, 2015. The increase resulted from the additional relationships we established with new retailers, an increase in average loan amount, and an expansion of volume through our existing relationships.

	Finance Receivables by Product
In thousands	December 31, 2016	December 31, 2015	YoY $ Inc (Dec)	YoY% Inc (Dec)
Small loans	$358,471	$338,157	$20,314	6.0%
Large loans	235,349	146,553	88,796	60.6%

Total core loans	593,820	484,710	109,110	22.5%
Automobile loans	90,432	116,109	(25,677)	(22.1)%
Retail loans	33,523	27,625	5,898	21.4%

Total finance receivables	$717,775	$628,444	$89,331	14.2%

Number of branches at period end	339	331	8	2.4%
Average finance receivables per branch	$2,117	$1,899	$218	11.5%

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

Interest and Fee Income. Interest and fee income increased $25.2 million, or 12.9%, to $221.0 million in 2016, from $195.8 million in 2015. The increase was primarily due to a 14.8% increase in average finance receivables, offset by a 0.6% yield decrease.

The following table sets forth the average finance receivables balance and average yield for each of our loan product categories:

	Average Finance Receivables for the Year Ended			Average Yields for the Year Ended
In thousands	December 31, 2016	December 31, 2015	YoY% Inc (Dec)	December 31, 2016	December 31, 2015	YoY Inc (Dec)
Small loans	$334,152	$316,945	5.4%	42.5%	43.9%	(1.4)%
Large loans	190,855	93,243	104.7%	28.8%	27.6%	1.2%
Automobile loans	102,023	137,249	(25.7)%	17.7%	19.0%	(1.3)%
Retail loans	30,321	25,392	19.4%	19.2%	18.8%	0.4%

Total interest and fee yield	$657,351	$572,829	14.8%	33.6%	34.2%	(0.6)%

Total revenue yield	$657,351	$572,829	14.8%	36.6%	37.9%	(1.3)%

Small loan yields decreased 1.4% compared to 2015 primarily due to a change in state mix of average finance receivables. Large loan yields increased 1.2% compared to 2015 as a result of adjusted pricing that reflects current market conditions. Automobile loan yields decreased 1.3% compared to 2015 due to a revised pricing model for our automobile loan program.

The following table represents the amount of loan originations and refinancing net of unearned finance charges:

	Net Loans Originated for the Year Ended
In thousands	December 31, 2016	December 31, 2015	YoY $ Inc (Dec)	YoY% Inc (Dec)
Small loans	$580,936	$592,211	$(11,275)	(1.9)%
Large loans	250,862	173,560	77,302	44.5%
Automobile loans	37,038	41,621	(4,583)	(11.0)%
Retail loans	34,629	31,710	2,919	9.2%

Total finance receivables	$903,465	$839,102	$64,363	7.7%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$7,558	$(4,456)	$(242)	$2,860
Large loans	26,929	1,138	1,192	29,259
Automobile loans	(6,692)	(1,732)	444	(7,980)
Retail loans	928	86	16	1,030
Product mix	167	1,722	(1,889)	—

Total increase in interest and fee income	$28,890	$(3,242)	$(479)	$25,169

The $25.2 million increase in interest and fee income in 2016 compared to 2015 was primarily driven by finance receivables growth, offset by a decrease in yield.

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

Provision for Credit Losses. Our provision for credit losses increased $15.7 million, or 33.1%, to $63.0 million in 2016 from $47.3 million in 2015. The provision for credit losses represented 9.6% of average receivables in 2016 compared to 8.3% of average receivables in 2015. The increase in the provision for credit losses was due to an $8.8 million increase in net credit losses (inclusive of a $2.0 million bulk sale of charged-off loans in 2015 (“2015 bulk sale”)) and an increase in the estimated allowance of $6.9 million due to portfolio growth.

Net Credit Losses. Net credit losses increased $8.8 million, or 17.5%, to $59.2 million in 2016 from $50.4 million in 2015. Net credit losses as a percentage of average receivables were 9.0% in 2016, compared to 8.8% in 2015. The increase was due to $2.0 million in proceeds from the 2015 bulk sale, representing 0.3% as a percentage of average receivables in 2015.

Delinquency Performance. Our December 31, 2016 contractual delinquency as a percentage of total finance receivables increased to 7.4%, from 7.2% as of December 31, 2015. The increase was primarily due to an increase in late-stage delinquencies.

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

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan categories in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	December 31, 2016			December 31, 2015
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Small loans	$358,471	$21,770	6.1%	$338,157	$21,535	6.4%
Large loans	235,349	11,460	4.9%	146,553	5,593	3.8%

Total core loans	593,825	33,230	5.6%	484,710	27,128	5.6%
Automobile loans	90,432	5,910	6.5%	116,109	8,828	7.6%
Retail loans	33,523	2,110	6.3%	27,625	1,496	5.4%

Total	$717,775	$41,250	5.7%	$628,444	$37,452	6.0%

The allowance as a percentage of related finance receivables decreased to 5.7% as of December 31, 2016, from 6.0% as of December 31, 2015, due to an improved net credit loss rate during the year ended

December 31, 2016. The net credit loss rate improved due to the growth of large loans, which have lower net credit loss rates and delinquency compared to our other products.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $3.0 million, or 2.6%, to $118.6 million in 2016 from $115.6 million in 2015. Our receivable efficiency ratio (general and administrative expenses as a percentage of average finance receivables) decreased to 18.0% during 2016 from 20.2% in 2015. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which decreased $0.3 million, or 0.4%, to $69.0 million in 2016 from $69.2 million in 2015. We experienced several offsetting changes in personnel expense during 2016 compared to 2015. We incurred non-operating compensation-related costs during 2015 of $1.5 million related to a CEO restricted stock grant and $0.5 million related to the retirement agreement costs of our former Vice Chairman. Incentive compensation expense increased $3.0 million primarily due to an increased number of participants in incentive programs in 2016, as well as the 2016 annual grant of awards under our long-term incentive plan, which have three-year performance targets. Personnel expense also decreased $1.3 million in 2016 due to lower branch incentive plan payouts achieved, a decrease in automobile allowance expense, and a reduction in branch overtime expense, offset by an increase in salary expense in 2016 from added headcount during 2015 and 2016.

Occupancy. Occupancy expenses increased $2.7 million, or 15.9%, to $20.1 million in 2016 from $17.3 million in 2015. The increase was the result of new branches opened in late 2015 and early 2016, as well as expenses associated with a larger home office building. To accommodate our company’s growth, we signed an 11-year lease in May 2016 for a larger home office building that we began occupying in October 2016. Additionally, we frequently experience increases in rent as we renew existing branch leases.

Marketing. Marketing expenses decreased $0.2 million, or 2.6%, to $6.8 million in 2016 from $7.0 million in 2015. The decrease was primarily due to an 11.0% decrease in total direct mail marketing compared to 2015. The reduction in total mail quantity was the result of our efforts to fine-tune our processes to more efficiently target potential customers.

Other Expenses. Other expenses increased $0.7 million, or 3.3%, from the prior-year period to $22.8 million in 2016. The increase was primarily due to a $0.8 million increase in non-operating expenses related to the implementation of our new loan management system and a $0.5 million increase in bank charges due to a higher branch count and increased fees for accepting debit card payments, partially offset by a decrease of $0.6 million in legal costs. In 2016, we began using our new loan management system in our North Carolina, Virginia, and New Mexico branches.

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

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, capital expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. In connection with our plans to improve our technology infrastructure and to expand our branch network in future years, we will incur approximately $8.0 million to $12.0 million of expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility, our revolving warehouse credit facility, and our amortizing loan, each of which is described below. We believe that cash flow from our operations and borrowings under our long-term debt facilities will be adequate to fund the business for the next twelve months, including initial operating losses of new branches and finance receivable growth of new and existing branches. From time to time, we have increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such increases in the past, there can be no assurance that additional funding will be available (or available on reasonable terms) if and when needed in the future. We continue to seek ways to diversify our long-term funding sources, including through the securitization of certain finance receivables. We expect that new funding sources will be more expensive than our senior revolving credit facility.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $15.2 million, or 15.2%, to $115.4 million in 2017 from $100.2 million in 2016. The increase was primarily due to the growth in the business described above, which produced higher net income, before provision for credit losses.

Investing Activities. Investing activities consist of finance receivables originated and purchased, the net change in restricted cash, the purchase of intangible assets, and the purchase of property and equipment for new and existing branches. Net cash used in investing activities for 2017 was $188.4 million, compared to $157.4 million in 2016, a net increase of $31.1 million. The increase in cash used was primarily due to a $20.8 million increase in net originations of finance receivables and a $10.7 million increase in the change in restricted cash balances related to the diversification of funding sources.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuances and repurchases of common stock. During 2017, net cash provided by financing activities was $73.8 million, an increase of $19.9 million compared to the $53.9 million net cash provided by financing activities in 2016. The increase was primarily a result of stock repurchases of $25.0 million in 2016, offset by an increase in payments for debt issuance costs of $3.5 million and taxes paid of $1.3 million related to net share settlements of equity awards.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into a sixth amended and restated senior revolving credit facility with a syndicate of banks in June 2017. The facility provides for up to $638.0 million in availability, with a borrowing base of up to 85% of eligible secured finance receivables and 70% of eligible unsecured finance receivables, in each case, subject to adjustment at certain credit quality levels (83% of eligible secured finance receivables and 68% of eligible unsecured finance receivables as of December 31, 2017). The facility matures in June 2020 and has an accordion provision that allows for the expansion of the facility to $700.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. The margin increases to 3.25% if the eligible collateral availability percentage under the facility decreases below 10%. Alternatively, we may pay interest at a rate based on the prime rate (which was 4.50% as of December 31, 2017) plus a margin of 2.00%. The margin increases to 2.25% if the availability percentage under the facility decreases below 10%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance on the credit facility exceeds $413.0 million. Excluding the receivables held by RMR and RMR II, the senior revolving credit facility is secured by substantially all of our finance receivables and the equity interests of the majority of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our long-term debt under the senior revolving credit facility was $452.1 million at December 31, 2017, and the amount available for borrowing, but not yet advanced, was $46.8 million. At December 31, 2017, we were in compliance with our debt covenants. A year or more in advance of its June 2020 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Revolving Warehouse Credit Facility. In June 2017, we entered into a credit agreement providing for a $125.0 million revolving warehouse credit facility. The facility is expandable to $150.0 million, is secured by certain large loan receivables, converts to an amortizing loan in December 2018, and terminates in December 2019. Through October 1, 2017, borrowings under the revolving warehouse credit facility bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2, 2017 and February 5, 2018, the revolving warehouse credit facility margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. We pay an unused commitment fee of between 0.35% and 0.85% per annum, payable monthly, based upon the average daily utilization of the facility. Advances on the facility are capped at 80% of finance receivables. On each sale of receivables, we make certain representations and warranties about the quality and nature of the collateralized receivables. The credit agreement requires us to pay the administrative agent a release fee for the release of receivables in certain circumstances, including circumstances in which the representations and warranties made by us concerning the quality and characteristics of the receivables are inaccurate. As of December 31, 2017, our long-term debt under the facility was $66.1 million and we were in compliance with our debt covenants. We intend to seek an extension of the maturity date of the facility before December 2018.

Amortizing Loan. We entered into a credit agreement in December 2015 providing for a $75.7 million amortizing loan that is secured by certain of our automobile loan receivables. The amortizing loan was amended and restated in November 2017, providing for an additional loan advance of $37.8 million that is secured by certain of our automobile loan receivables. We paid interest of 3.00% per annum on the loan balance. In February 2018, we agreed to lower the advance rate on the loan from 88% to 85% and to increase the interest rate from 3.00% to 3.25%. The amortizing loan terminates in December 2024, and the credit agreement allows us to prepay the loan when the outstanding balance falls below 20% of the original loan amount. On the initial closing date of the amortizing loan, we made certain representations and warranties about the quality and nature of the collateralized receivables. The credit agreement requires us to pay the administrative agent a release fee for the release of receivables in certain circumstances, including circumstances in which the representations and warranties made by us concerning the quality and characteristics of the receivables are inaccurate. As of December 31, 2017, our long-term debt under the credit agreement was $53.4 million and we were in compliance with our debt covenants.

Other Financing Arrangements. We have $3.0 million in commercial overdraft capability that assists with our cash management needs for intra-day temporary funding.

Restricted Cash Reserve Accounts.

The credit agreement for the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of December 31, 2017, the warehouse facility cash reserve requirement totaled $0.8 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $6.0 million as of December 31, 2017.

As required under the credit agreement for the amortizing loan, we deposited $3.7 million of cash proceeds into a restricted cash reserve account at closing. The reserve requirement decreased to $1.7 million in June 2016 following our satisfaction of certain provisions of the credit agreement. The credit agreement was amended and restated in November 2017 with a cash reserve requirement of $1.3 million, which will remain until the termination of the facility. The amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $2.6 million as of December 31, 2017.

In addition, our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves ($6.1 million as of December 31, 2017) against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a $0.5 million cash-collateralized letter of credit in favor of the ceding company.

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

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of December 31, 2017, the cash reserves were $6.1 million. We have also purchased a cash collateralized letter of credit in favor of the ceding company. As of December 31, 2017, the letter of credit was $0.5 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	Total	Less than 1 Year	1 –3 Years	3 –5 Years	More than 5 Years
Principal payments on long-term debt obligations	$571,496	$27,884	$540,246	$3,195	$171
Interest payments on long-term debt obligations	62,064	26,208	35,784	69	3
Operating lease obligations	28,029	6,390	9,279	5,581	6,779

Total	$661,589	$60,482	$585,309	$8,845	$6,953

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

Credit Losses.

Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for future losses on our finance receivables. We charge credit losses against the allowance when the account becomes 180 days delinquent, subject to certain exceptions. Our policy for non-titled accounts in a confirmed bankruptcy is to charge them off at 60 days delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. Subsequent recoveries, if any, are credited to the allowance. Loss experience, the loss emergence period, contractual delinquency of finance receivables by loan type, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

The Financial Accounting Standards Board (“FASB”) issued an accounting update in June 2016 to change the impairment model for estimating credit losses on financial assets. The current incurred loss impairment model requires the recognition of credit losses when it is probable that a loss has been incurred. The incurred loss model will be replaced by an expected loss model, which requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial asset. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. We believe the implementation of the accounting update will have a material adverse effect on our consolidated financial statements, and we are in the process of quantifying the potential impacts.

Income Recognition.

Interest income is recognized using the interest method (constant yield method). Therefore, we recognize revenue from interest at an equal rate over the term of the loan. Unearned finance charges on pre-compute contracts are rebated to customers utilizing statutory methods, which in many cases is the sum-of-the-years’ digits method. The difference between income recognized under the constant yield method and the statutory method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. The accrual of income is not resumed until the account is less than 90 days delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed. If the account is charged off, the accrued interest income is reversed as a reduction of interest and fee income.

We recognize income on credit life insurance using the sum-of-the-years’ digits or straight-line methods over the terms of the policies. We recognize income on credit accident and health insurance using the average of the sum-of-the-years’ digits and the straight-line methods over the terms of the policies. We recognize income on credit-related property and automobile insurance using the straight-line or sum-of-the-years’ digits methods over the terms of the policies. We recognize income on credit-related involuntary unemployment insurance using the straight-line method over the terms of the policies. Rebates are computed using statutory methods, which in many cases match the GAAP method, and where it does not match, the difference between the GAAP method and the statutory method is recognized in income at the time of rebate.

We defer fees charged to automobile dealers and recognize income using the constant yield method for indirect loans and the straight-line method for direct loans over the lives of the respective loans.

Charges for late fees are recognized as income when collected.

Insurance Income, Net.

Insurance income, net includes revenue and expense from the sale of optional insurance products to our customers. These optional products include credit life insurance, credit accident and health insurance, credit personal property insurance, vehicle single interest insurance, and involuntary unemployment insurance.

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

Income Taxes.

We record a tax provision for the anticipated tax consequences of its reported operating results. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future tax rate changes are recognized in the period when the enactment of new rates occurs.

We recognize the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the consolidated financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. As of December 31, 2017, we had not taken any tax position that exceeds the amount described above.

Pursuant to the adoption of an accounting standard update issued in March 2016 and effective for fiscal year 2017, we now recognize the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of our consolidated statements of income. These tax benefits and deficiencies were previously recognized within additional paid-in-capital on our balance sheet.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables at either prevailing market rates or at statutory limits. Our finance receivables are structured on a fixed rate, fixed term basis. Accordingly, subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.3 times per year from payments, renewals, and net credit losses. Because our automobile loans have longer maturities and typically are not refinanced prior to maturity, the rate of turnover of the loan portfolio may change as these loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities. We maintain liquidity and fund our business operations in large part through borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At December 31, 2017, the outstanding balances under the senior revolving credit facility and the revolving warehouse credit facility were $452.1 million and $66.1 million, respectively. The interest rate that we pay on each credit facility is a variable rate.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at a rate equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Alternatively, we may pay interest under the senior revolving credit facility at a rate based on the prime rate, plus a margin of 2.00%, increasing to 2.25% when the availability percentage is below 10%. Through October 1, 2017, borrowings under the revolving warehouse credit facility bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2, 2017 and February 5, 2018, the revolving warehouse credit facility margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. As of December 31, 2017, our LIBOR rates under the senior revolving credit facility and warehouse revolving credit facility were 1.63% and 1.69%, respectively.

Interest rates on borrowings under the senior revolving credit facility and the revolving warehouse credit facility were approximately 4.38% and 5.61%, respectively, for the year ended December 31, 2017, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at December 31, 2017, an increase of 100 basis points in LIBOR rates would result in an increase of 100 basis points to our borrowing costs and would result in approximately $6.1 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

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

REGIONAL MANAGEMENT CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year Ended December 31, 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Regional Management Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Management Corp. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Raleigh, North Carolina

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Regional Management Corp. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Regional Management Corp. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, of the Company and our report dated February 23, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying SOX 404 Management Assessment Report—Effectiveness of Internal Controls over Financial Reporting (“ICFR”) for the twelve months ended December 31, 2017. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Raleigh, North Carolina

February 23, 2018

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2017 and 2016

(in thousands, except par value amounts)

	2017	2016
Assets
Cash	$5,230	$4,446
Gross finance receivables	1,066,650	916,954
Unearned finance charges and insurance premiums	(249,187)	(199,179)

Finance receivables	817,463	717,775
Allowance for credit losses	(48,910)	(41,250)

Net finance receivables	768,553	676,525
Restricted cash	16,787	8,297
Property and equipment	12,294	11,693
Intangible assets	10,607	6,448
Deferred tax asset	—	33
Other assets	16,012	4,782

Total assets	$829,483	$712,224

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$571,496	$491,678
Unamortized debt issuance costs	(4,950)	(2,152)

Net long-term debt	566,546	489,526
Accounts payable and accrued expenses	18,565	15,223
Deferred tax liability	4,961	—

Total liabilities	590,072	504,749
Commitments and Contingencies (Notes 6, 16, and 17)
Stockholders’ equity:
Preferred stock ($ 0.10 par value, 100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock ($ 0.10 par value, 1,000,000 shares authorized, 13,205 shares issued and 11,659 shares outstanding at December 31, 2017 and 12,996 shares issued and 11,450 shares outstanding at December 31, 2016)	1,321	1,300
Additional paid-in-capital	94,384	92,432
Retained earnings	168,752	138,789
Treasury stock (1,546 shares at December 31, 2017 and 2016)	(25,046)	(25,046)

Total stockholders’ equity	239,411	207,475

Total liabilities and stockholders’ equity	$829,483	$712,224

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$70	$36
Finance receivables	137,239	41,244
Allowance for credit losses	(7,129)	(2,337)
Restricted cash	10,734	4,426
Other assets	119	201

Total assets	$141,033	$43,570

Liabilities
Net long-term debt	$116,658	$37,898
Accounts payable and accrued expenses	53	5

Total liabilities	$116,711	$37,903

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2017, 2016, and 2015

(in thousands, except per share amounts)

	2017	2016	2015
Revenue
Interest and fee income	$249,034	$220,963	$195,794
Insurance income, net	13,061	9,456	11,654
Other income	10,364	10,099	9,858

Total revenue	272,459	240,518	217,306

Expenses
Provision for credit losses	77,339	63,014	47,348

Personnel	75,992	68,979	69,247
Occupancy	21,530	20,059	17,313
Marketing	7,128	6,837	7,017
Other	26,305	22,757	22,021

Total general and administrative expenses	130,955	118,632	115,598

Interest expense	23,908	19,924	16,221

Income before income taxes	40,257	38,948	38,139
Income taxes	10,294	14,917	14,774

Net income	$29,963	$24,031	$23,365

Net income per common share:
Basic	$2.59	$2.03	$1.82

Diluted	$2.54	$1.99	$1.79

Weighted-average common shares outstanding:
Basic	11,551	11,824	12,849

Diluted	11,783	12,085	13,074

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017, 2016, and 2015

(in thousands)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2014	12,748	$1,275	$85,655	$91,393	$—	$178,323
Issuance of restricted stock awards	108	11	(11)	—	—	—
Exercise of stock options	145	14	—	—	—	14
Excess tax benefit from stock option exercises	—	—	378	—	—	378
Shares withheld related to net share settlement	(87)	(9)	(534)	—	—	(543)
Share-based compensation	—	—	3,690	—	—	3,690
Net income	—	—	—	23,365	—	23,365

Balance, December 31, 2015	12,914	$1,291	$89,178	$114,758	$—	$205,227

Issuance of restricted stock awards	37	4	(4)	—	—	—
Exercise of stock options	203	20	—	—	—	20
Excess tax deficiency from stock option exercises	—	—	(35)	—	—	(35)
Repurchase of common stock	—	—	—	—	(25,046)	(25,046)
Shares withheld related to net share settlement	(158)	(15)	(493)	—	—	(508)
Share-based compensation	—	—	3,786	—	—	3,786
Net income	—	—	—	24,031	—	24,031

Balance, December 31, 2016	12,996	$1,300	$92,432	$138,789	$(25,046)	$207,475

Issuance of restricted stock awards	74	7	(7)	—	—	—
Exercise of stock options	289	29	305	—	—	334
Shares withheld related to net share settlement	(154)	(15)	(2,006)	—	—	(2,021)
Share-based compensation	—	—	3,660	—	—	3,660
Net income	—	—	—	29,963	—	29,963

Balance, December 31, 2017	13,205	$1,321	$94,384	$168,752	$(25,046)	$239,411

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016, and 2015

(in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$29,963	$24,031	$23,365
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	77,339	63,014	47,348
Depreciation and amortization	7,357	6,444	3,920
Loss on disposal of property and equipment	245	3	343
Accretion of discounts on purchased receivables	—	—	(27)
Share-based compensation	4,346	4,158	3,638
Fair value adjustment on interest rate caps	64	170	457
Deferred income taxes, net	4,994	1,902	(122)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(11,294)	(1,739)	1,788
Increase in other liabilities	2,419	2,255	2,681

Net cash provided by operating activities	115,433	100,238	83,391

Cash flows from investing activities:
Net originations of finance receivables	(169,366)	(148,548)	(132,632)
Purchases of intangible assets	(6,355)	(5,302)	(1,946)
(Increase) decrease in restricted cash	(8,490)	2,209	(8,605)
Purchases of property and equipment	(4,765)	(6,433)	(3,366)
Proceeds from disposal of property and equipment	558	721	—

Net cash used in investing activities	(188,418)	(157,353)	(146,549)

Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	(799)	114,567	(3,138)
Net proceeds from (payments on) amortizing loan	14,551	(34,067)	72,896
Net advances on revolving warehouse credit facility	66,066	—	—
Payments for debt issuance costs	(4,547)	(1,060)	(2,237)
Taxes paid related to net share settlement of equity awards	(1,809)	(487)	(721)
Proceeds from exercise of stock options	307	—	—
Repurchases of common stock	—	(25,046)	—

Net cash provided by financing activities	73,769	53,907	66,800

Net change in cash	784	(3,208)	3,642
Cash at beginning of period	4,446	7,654	4,012

Cash at end of period	$5,230	$4,446	$7,654

Supplemental cash flow information
Interest paid	$20,460	$17,590	$15,385

Income taxes paid	$15,681	$12,585	$12,449

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile loans, but ceased such originations in November 2017. As of December 31, 2017, the Company operated branches in 342 locations in the states of Alabama (47 branches), Georgia (8 branches), New Mexico (18 branches), North Carolina (37 branches), Oklahoma (28 branches), South Carolina (68 branches), Tennessee (21 branches), Texas (98 branches), and Virginia (17 branches) under the name Regional Finance. The Company opened a net 3, 8, and 31 new branches during the years ended December 31, 2017, 2016, and 2015, respectively.

The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s small and large loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. With the exception of retail loans, loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first quarter of the year and rise throughout the remainder of the fiscal year. Consequently, the Company experiences seasonal fluctuations in its operating results and cash needs.

Note 2. Significant Accounting Policies

The following is a description of significant accounting policies used in preparing the financial statements. The accounting and reporting policies of the Company are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and conform to general practices within the consumer finance industry.

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

Variable interest entities: The Company has an asset-backed, amortizing loan for general funding purposes. The transaction involved selling pools of the Company’s automobile loans to its wholly-owned subsidiary, Regional Management Receivables, LLC (“RMR”), as collateral for the loan. The Company also has a revolving warehouse credit facility for general funding purposes. The transaction involves the sale of pools of the Company’s large loans to its wholly-owned subsidiary, Regional Management Receivables II, LLC (“RMR II”), as collateral for the facility. The Company continues to service the finance receivables transferred to RMR and RMR II. RMR and RMR II have the limited purpose of issuing debt, acquiring finance receivables, and holding and making payments on the related debt. Assets transferred to RMR and RMR II are legally isolated from the Company and the claims of the Company’s other creditors. The lenders of the debt issued by RMR and RMR II generally only have recourse to the assets of RMR or RMR II, respectively, and do not have recourse to the general credit of the Company.

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

Finance receivables: The Company’s small loan portfolio is comprised of branch small loan receivables and convenience check receivables. Branch small loan receivables are direct loans to customers closed in the branch and are secured by non-essential household goods and, in some instances, an automobile. Convenience checks are direct loans originated by mailing checks to customers based on a pre-screening process that includes a review of the prospective customer’s credit profile provided by national credit reporting bureaus or data aggregators. A recipient of a convenience check is able to enter into a loan by endorsing and depositing or cashing the check. Large loan receivables are direct loans to customers, nearly all of which are secured by automobiles, other vehicles, and/or non-essential household goods. Automobile loan receivables consist of direct automobile purchase loans, which were originated at the dealership and closed in one of the Company’s branches, and indirect automobile purchase loans, which were originated and closed at a dealership in the Company’s network without the need for the customer to visit one of the Company’s branches. In each case, these automobile loans are collateralized primarily by the purchased automobiles and, in the case of indirect loans, are initiated by and purchased from automobile dealerships, subject to the Company’s credit approval. The Company ceased originating automobile loans in November 2017. Retail loan receivables consist principally of retail installment sales contracts collateralized by the purchased furniture, appliances, and other retail items, and are initiated by and purchased from retailers, subject to the Company’s credit approval.

Credit losses: Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for future losses on the Company’s finance receivables. The Company charges credit losses against the allowance when the account becomes 180 days delinquent, subject to certain exceptions. The Company’s policy for non-titled accounts in a confirmed bankruptcy is to charge them off at 60 days delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. Subsequent recoveries, if any, are credited to the allowance. Loss experience, the loss emergence period, contractual delinquency of finance receivables by loan type, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

Property and equipment: The Company leases its current headquarters building. Branch offices are leased under non-cancellable leases of three to seven years with renewal options. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Furniture and equipment are depreciated on the straight-line method over their estimated useful lives, generally five to ten years. Maintenance and repairs are charged to expense as incurred.

Restricted cash: Restricted cash includes cash and cash equivalents for which the Company’s ability to withdraw funds is contractually limited. The Company’s restricted cash consists of cash reserves that are maintained as collateral for a letter of credit used to secure potential credit life insurance claims and cash restricted for debt servicing of the Company’s amortizing loan and revolving warehouse credit facility.

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

Income recognition: Interest income is recognized using the interest method (constant yield method). Therefore, the Company recognizes revenue from interest at an equal rate over the term of the loan. Unearned finance charges on pre-compute contracts are rebated to customers utilizing statutory methods, which in many cases is the sum-of-the-years’ digits method. The difference between income recognized under the constant yield method and the statutory method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. The accrual of income is not resumed until the account is less than 90 days delinquent. Interest income is suspended on finance receivables for which collateral has been repossessed. If the account is charged off, the accrued interest income is reversed as a reduction of interest and fee income.

The Company recognizes income on credit life insurance using the sum-of-the-years’ digits or straight-line methods over the terms of the policies. The Company recognizes income on credit accident and health insurance using the average of the sum-of-the-years’ digits and the straight-line methods over the terms of the policies. The Company recognizes income on credit-related property and automobile insurance using the straight-line or sum-of-the-years’ digits methods over the terms of the policies. The Company recognizes income on credit-related involuntary unemployment insurance using the straight-line method over the terms of the policies. Rebates are computed using statutory methods, which in many cases match the GAAP method, and where it does not match, the difference between the GAAP method and the statutory method is recognized in income at the time of rebate.

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

Income taxes: The Company records a tax provision for the anticipated tax consequences of its reported operating results. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future tax rate changes are recognized in the period when the enactment of new rates occurs.

The Company recognizes the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the consolidated financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. As of December 31, 2017, the Company had not taken any tax position that exceeds the amount described above.

Pursuant to the adoption of an accounting standard update issued in March 2016 and effective for fiscal year 2017, the Company now recognizes the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of its consolidated statements of income. These tax benefits and deficiencies were previously recognized within additional paid-in-capital on the Company’s balance sheet.

Earnings per share: Earnings per share have been computed based on the weighted-average number of common shares outstanding during each reporting period presented. Common shares issuable upon the exercise of share-based compensation, which are computed using the treasury stock method, are included in the computation of diluted earnings per share.

Recent accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update on the recognition of revenue from contracts with customers. The update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. The update applies to all contracts with customers, except leases, insurance contracts, financial instruments, guarantees, and certain nonmonetary exchanges. In August 2015, the FASB issued an additional update on revenue recognition, which defers the effective date of the update to annual and interim reporting periods beginning after December 15, 2017. The Company will adopt the new standard effective January 1, 2018. As substantially all of the Company’s revenues are generated from activities that are outside the scope of the new standard, the adoption will not have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued an accounting update to change the impairment model for estimating credit losses on financial assets. The current incurred loss impairment model requires the recognition of credit losses when it is probable that a loss has been incurred. The incurred loss model will be replaced by an expected loss model, which requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial asset. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company believes the implementation of the accounting update will have a material adverse effect on the Company’s consolidated financial statements, and is in the process of quantifying the potential impacts.

In August 2016, the FASB issued an accounting update to provide specific guidance on certain cash flow classification issues to reduce diversity in practice. These issues include debt prepayment or extinguishment costs, contingent consideration payments after business combinations, beneficial interest in securitization transactions, and proceeds from insurance claims. This update is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt the new standard effective January 1, 2018, and believes implementation of the accounting update will not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued an accounting update to address diversity in the classification of restricted cash transfers on the statement of cash flows. The amendment requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents. This update is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt the new standard effective January 1, 2018. At adoption, the Company will no longer report the changes in restricted cash as an investing activity. Instead, restricted cash will be included in the beginning and ending cash balances on the consolidated statements of cash flows. Additionally, the Company will present a reconciliation from the balance sheet cash and restricted cash with the beginning and ending cash used on the consolidated statements of cash flows.

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

Note 3. Concentrations of Credit Risk

The Company’s portfolio of finance receivables is with customers living in five southeastern states (Alabama, Georgia, North Carolina, South Carolina, and Tennessee), three southwestern states (Oklahoma, New Mexico, and Texas), and one mid-Atlantic state (Virginia); consequently, such customers’ ability to honor their installment contracts may be affected by economic conditions in these areas. Additionally, the Company is exposed to a concentration of credit risk inherent in providing consumer finance products to near prime and non-prime borrowers.

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

Note 4. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

	December 31,
In thousands	2017	2016
Small loans	$375,772	$358,471
Large loans	347,218	235,349
Automobile loans	61,423	90,432
Retail loans	33,050	33,523

Finance receivables	$817,463	$717,775

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	December 31, 2017
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$301,114	80.1%	$299,467	86.3%	$43,140	70.2%	$25,730	77.8%	$669,451	81.9%
1 to 29 days past due	39,412	10.5%	29,211	8.4%	13,387	21.8%	4,523	13.7%	86,533	10.6%

Delinquent accounts
30 to 59 days	9,738	2.6%	5,949	1.6%	2,162	3.6%	879	2.7%	18,728	2.2%
60 to 89 days	8,755	2.3%	4,757	1.4%	1,046	1.7%	739	2.2%	15,297	1.9%
90 to 119 days	6,881	1.9%	3,286	1.0%	701	1.1%	471	1.5%	11,339	1.4%
120 to 149 days	5,284	1.4%	2,537	0.7%	636	1.0%	408	1.2%	8,865	1.1%
150 to 179 days	4,588	1.2%	2,011	0.6%	351	0.6%	300	0.9%	7,250	0.9%

Total delinquency	$35,246	9.4%	$18,540	5.3%	$4,896	8.0%	$2,797	8.5%	$61,479	7.5%

Total finance receivables	$375,772	100.0%	$347,218	100.0%	$61,423	100.0%	$33,050	100.0%	$817,463	100.0%

Finance receivables in nonaccrual status	$16,753	4.5%	$7,834	2.3%	$1,688	2.7%	$1,179	3.6%	$27,454	3.4%

	December 31, 2016
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$288,983	80.6%	$204,063	86.8%	$66,936	74.0%	$27,220	81.2%	$587,202	81.9%
1 to 29 days past due	36,533	10.2%	19,172	8.1%	17,196	19.0%	4,205	12.5%	77,106	10.7%

Delinquent accounts
30 to 59 days	9,408	2.6%	3,948	1.7%	2,654	3.0%	717	2.2%	16,727	2.3%
60 to 89 days	7,110	2.0%	2,920	1.2%	1,171	1.3%	440	1.3%	11,641	1.6%
90 to 119 days	6,264	1.8%	2,271	1.0%	1,110	1.2%	376	1.1%	10,021	1.4%
120 to 149 days	5,424	1.5%	1,710	0.7%	743	0.8%	328	1.0%	8,205	1.1%
150 to 179 days	4,749	1.3%	1,265	0.5%	622	0.7%	237	0.7%	6,873	1.0%

Total delinquency	$32,955	9.2%	$12,114	5.1%	$6,300	7.0%	$2,098	6.3%	$53,467	7.4%

Total finance receivables	$358,471	100.0%	$235,349	100.0%	$90,432	100.0%	$33,523	100.0%	$717,775	100.0%

Finance receivables in nonaccrual status	$16,437	4.6%	$5,246	2.2%	$2,475	2.7%	$941	2.8%	$25,099	3.5%

The allowance for credit losses consists of general and specific components. Prior to September 30, 2016, the general component reflected estimated credit losses for groups of finance receivables on a collective basis and was primarily based on historical loss rates (adjusted for qualitative factors). Effective September 30, 2016, the general component is primarily based on delinquency roll rates. Delinquency roll rate modeling is forward-looking and common practice in the consumer finance industry. As a result of this change, the Company decreased the provision for credit losses for the year ended December 31, 2016 by $0.5 million, which increased net income by $0.3 million, or $0.03 diluted earnings per share.

Changes in the allowance for credit losses for the periods indicated are as follows:

	Year Ended December 31,
In thousands	2017	2016	2015
Balance at beginning of period	$41,250	$37,452	$40,511
Provision for credit losses	77,339	63,014	47,348
Credit losses	(75,880)	(64,064)	(55,043)
Recoveries	6,201	4,848	4,636

Balance at end of period	$48,910	$41,250	$37,452

In September 2017, the Company recorded a $3.0 million increase to the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by the hurricanes. The incremental hurricane allowance resulted in a decrease to net income of $1.9 million, or $0.16 diluted earnings per share, for the three months ended September 30, 2017.

On an annual basis, the Company updates the estimated loss emergence period for each finance receivable type. During 2015, the loss emergence period of large loan finance receivables increased from ten to twelve months as the Company originated longer term loans. As a result, the Company increased the allowance for credit losses by $0.5 million, which decreased net income for the year ended December 31, 2015 by $0.3 million, or $0.02 diluted earnings per share. The increase in the allowance for credit losses due to the change in the loss emergence period was offset by a decrease in the Company’s normal allowance for credit losses on qualitative factors surrounding finance receivables growth and credit quality. The overall large loan allowance for credit losses as a percentage of loans declined from 4.3% to 3.8% as of December 31, 2014 and 2015, respectively.

During 2017, the loss emergence period for each finance receivable type changed as follows: small loan finance receivables increased from six to seven months; large loan finance receivables decreased from twelve to ten months; and retail loan finance receivables increased from ten to eleven months. These net changes in the loss emergence periods increased the Company’s total allowance for credit losses by $0.1 million, which decreased net income for the year ended December 31, 2017 by $0.1 million, or $0.01 diluted earnings per share.

In December 2015, the Company began selling previously charged-off loans for all products in the portfolio to a third-party debt buyer. The proceeds from these sales were recognized as a recovery in the allowance for credit losses. Recoveries during the year ended December 31, 2015 included $2.0 million from the bulk sale of previously charged-off loans. In January 2016, the Company began selling the flow of charged-off loans. The flow sales are recognized as recoveries in the allowance for credit losses and as a reduction of the provision for credit losses. In September 2017, the Company recognized a recovery of $1.0 million from the bulk sale of previously charged-off customer accounts in bankruptcy. These accounts had been excluded from previous sales of charged-off loans.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance January 1, 2017	Provision	Credit Losses	Recoveries	Balance December 31, 2017	Finance Receivables December 31, 2017	Allowance as Percentage of Finance Receivables December 31, 2017
Small loans	$21,770	$45,104	$(45,612)	$3,487	$24,749	$375,772	6.6%
Large loans	11,460	25,024	(20,088)	1,152	17,548	347,218	5.1%
Automobile loans	5,910	4,210	(7,424)	1,329	4,025	61,423	6.6%
Retail loans	2,110	3,001	(2,756)	233	2,588	33,050	7.8%

Total	$41,250	$77,339	$(75,880)	$6,201	$48,910	$817,463	6.0%

In thousands	Balance January 1, 2016	Provision	Credit Losses	Recoveries	Balance December 31, 2016	Finance Receivables December 31, 2016	Allowance as Percentage of Finance Receivables December 31, 2016
Small loans	$21,535	$41,119	$(43,797)	$2,913	$21,770	$358,471	6.1%
Large loans	5,593	14,261	(8,946)	552	11,460	235,349	4.9%
Automobile loans	8,828	4,785	(8,886)	1,183	5,910	90,432	6.5%
Retail loans	1,496	2,849	(2,435)	200	2,110	33,523	6.3%

Total	$37,452	$63,014	$(64,064)	$4,848	$41,250	$717,775	5.7%

In thousands	Balance January 1, 2015	Provision	Credit Losses	Recoveries	Balance December 31, 2015	Finance Receivables December 31, 2015	Allowance as Percentage of Finance Receivables December 31, 2015
Small loans	$25,280	$33,428	$(40,059)	$2,886	$21,535	$338,157	6.4%
Large loans	1,980	6,032	(2,762)	343	5,593	146,553	3.8%
Automobile loans	11,776	6,285	(10,466)	1,233	8,828	116,109	7.6%
Retail loans	1,475	1,603	(1,756)	174	1,496	27,625	5.4%

Total	$40,511	$47,348	$(55,043)	$4,636	$37,452	$628,444	6.0%

Impaired finance receivables as a percentage of total finance receivables were 2.1% and 1.6% for the years ended December 31, 2017 and 2016, respectively. The following is a summary of finance receivables evaluated for impairment for the periods indicated:

	December 31, 2017
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$5,094	$10,303	$1,724	$109	$17,230
Finance receivables evaluated collectively	370,678	336,915	59,699	32,941	800,233

Finance receivables outstanding	$375,772	$347,218	$61,423	$33,050	$817,463

Impaired receivables in nonaccrual status	$707	$931	$129	$31	$1,798

Amount of the specific reserve for impaired accounts	$1,190	$2,183	$373	$20	$3,766

Amount of the general component of the allowance	$23,559	$15,365	$3,652	$2,568	$45,144

	December 31, 2016
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$2,409	$6,441	$2,460	$101	$11,411
Finance receivables evaluated collectively	356,062	228,908	87,972	33,422	706,364

Finance receivables outstanding	$358,471	$235,349	$90,432	$33,523	$717,775

Impaired receivables in nonaccrual status	$288	$610	$175	$7	$1,080

Amount of the specific reserve for impaired accounts	$563	$1,216	$576	$19	$2,374

Amount of the general component of the allowance	$21,207	$10,244	$5,334	$2,091	$38,876

Average recorded investment in impaired finance receivables for the periods indicated are as follows:

	December 31,
In thousands	2017	2016
Small loans	$3,946	$1,686
Large loans	8,205	4,478
Automobile loans	2,062	2,801
Retail loans	107	114

Total average recorded investment	$14,320	$9,079

It is not practical to compute the amount of interest earned on impaired loans.

Note 5. Property and Equipment

For the periods indicated, property and equipment consisted of the following:

	December 31,
In thousands	2017	2016
Land and building	$—	$919
Furniture, fixtures, and equipment	20,471	19,925
Leasehold improvements	8,671	7,476

Property and equipment cost	29,142	28,320
Less accumulated depreciation	16,848	16,627

Property and equipment, net of accumulated depreciation	$12,294	$11,693

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 totaled $3.4 million, $3.1 million, and $2.6 million, respectively.

Note 6. Leases

Future minimum rent commitments under non-cancellable operating leases in effect as of December 31, 2017 are as follows:

In thousands	Amount
2018	$6,390
2019	4,863
2020	4,416
2021	3,274
2022	2,307
Thereafter	6,779

Total	$28,029

Leases generally contain options to extend for periods from three to five years and the cost of such extensions is not included above. Rent expense for the years ended December 31, 2017, 2016, and 2015 equaled $7.7 million, $7.0 million, and $6.0 million, respectively. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance on properties that it leases.

Note 7. Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets:

	December 31, 2017			December 31, 2016
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software	$13,396	$(3,550)	$9,846	$8,743	$(3,220)	$5,523
Customer list	2,485	(2,440)	45	2,485	(2,276)	209
Goodwill	950	(234)	716	950	(234)	716

Total intangible assets	$16,831	$(6,224)	$10,607	$12,178	$(5,730)	$6,448

Intangible amortization expense for the years ended December 31, 2017, 2016, and 2015 totaled $2.2 million, $1.9 million, and $0.8 million, respectively. The following table sets forth the future amortization of intangible assets:

In thousands	Amount
2018	$1,912
2019	1,671
2020	1,531
2021	1,461
2022	1,453
Thereafter	1,863

Total	$9,891

The Company performs an annual impairment test on goodwill during the fourth quarter of each fiscal year. There were no goodwill additions or impairment losses for the years ended December 31, 2017 and 2016, respectively.

Note 8. Other Assets

Other assets include the following as of the periods indicated:

	December 31,
In thousands	2017	2016
Income tax receivable	$9,474	$—
Prepaid expenses	2,806	2,561
Card payments receivable	2,005	725
Credit insurance receivable	1,024	436
Repossessed assets	431	502
Other	272	558

Total	$16,012	$4,782

The increase in income tax receivable primarily resulted from a December 2017 change in tax method from the accrual method to a more commonly used specific identification method for the allowance for credit losses.

Note 9. Interest Rate Caps

The Company has purchased interest rate cap contracts with an aggregate notional principal amount of $250.0 million and 2.50% strike rates against the one-month LIBOR (1.56% and 0.77% as of December 31, 2017 and 2016, respectively). The interest rate caps have maturities of April 2018 ($150.0 million), March 2019 ($50.0 million), and June 2020 ($50.0 million). When the one-month LIBOR exceeds 2.50%, the counterparty reimburses the Company for the excess over 2.50%. No payment is required by the Company or the counterparty when the one-month LIBOR is below 2.50%. The following is a summary of changes in the rate caps:

	December 31,
In thousands	2017	2016
Balance at beginning of period	$62	$120
Purchases	100	112
Fair value adjustment included as an increase in interest expense	(64)	(170)

Balance at end of period, included in other assets	$98	$62

Note 10. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	December 31, 2017			December 31, 2016
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$452,050	$(2,162)	$449,888	$452,849	$(1,221)	$451,628
Amortizing loan	53,380	(547)	52,833	38,829	(931)	37,898
Revolving warehouse credit facility	66,066	(2,241)	63,825	—	—	—

Total	$571,496	$(4,950)	$566,546	$491,678	$(2,152)	$489,526

Unused amount of revolving credit facilities (subject to borrowing base)	$244,884			$132,151

In June 2017, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $585 million to $638 million and extend the maturity of the facility from August 2019 to June 2020. The facility has an accordion provision that allows for the expansion of the facility to $700 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one and six months, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The LIBOR rate for this facility was 1.63% and 0.88% at December 31, 2017 and 2016, respectively. Alternatively, the Company may pay interest at the prime rate, plus a 2.00% margin, increasing to 2.25% when the availability percentage is below 10%. The prime rate was 4.50% and 3.75% at December 31, 2017 and 2016, respectively. The Company pays an unused line fee of 0.50% per annum, payable monthly, decreasing to 0.375% when the average outstanding balance exceeds $413.0 million. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, plus 70% of eligible unsecured finance receivables. These rates are subject to adjustment at certain credit quality levels (83% of eligible secured finance receivables and 68% of eligible unsecured finance receivables as of December 31, 2017). As of December 31, 2017, the Company had $46.8 million of eligible borrowing capacity under the facility.

In June 2017, the Company and its wholly-owned subsidiary, RMR II, entered into a credit agreement providing for a $125 million revolving warehouse credit facility to RMR II (expandable to $150 million). RMR II purchases large loan finance receivables, net of the related allowance for credit losses, from the Company’s affiliates using the proceeds of the facility and equity investments from the Company. The facility is secured by the finance receivables owned by RMR II. RMR II held $0.8 million in a restricted cash reserve account as of December 31, 2017 to satisfy provisions of the credit agreement. Through October 1, 2017, borrowings under the facility bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2, 2017 and February 5, 2018, the margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with the Company’s conversion to a new loan origination and servicing system. The three-month LIBOR was 1.69% at December 31, 2017. RMR II pays an unused commitment fee of between 0.35% and 0.85% per annum, payable monthly, based upon the average daily utilization of the facility. Advances on the facility are capped at 80% of eligible finance receivables.

In November 2017, the Company and its wholly-owned subsidiary, RMR, amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan to RMR. The amended and restated credit agreement, among other things, provides for an additional loan advance in the amount of $37.8 million and extends the maturity date to December 2024. The loan is secured by the finance receivables owned by RMR. RMR held $1.3 million in a restricted cash reserve account as of December 31, 2017 to satisfy provisions of the credit agreement. RMR paid interest of 3.00% per annum on the loan balance. In February 2018, the Company agreed to lower the advance rate on the loan from 88% to 85% and to increase the interest rate from 3.00% to 3.25%. The amended and restated credit agreement allows RMR to prepay the loan when the outstanding balance falls below 20% of the original loan amount.

These debt agreements contain certain restrictive covenants requiring monthly and annual reporting to the banks and include maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At December 31, 2017, the Company was in compliance with all debt covenants.

Both the amortizing loan and warehouse credit facility are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these accounts are remitted to restricted cash collection accounts, which totaled $8.6 million and $2.7 million as of December 31, 2017 and 2016, respectively. Cash inflows from the finance receivables are distributed to the lenders and service providers in accordance with a monthly contractual priority of payments and, as such, the inflows are directed first to servicing fees. RMR and RMR II pay a 4% servicing fee to the Company, which is eliminated in consolidation. Next, all cash inflows are directed to the interest, principal, and any adjustments to the reserve accounts and, thereafter, to the residual interest that the Company owns. Distributions from RMR and RMR II to the Company are permitted under the credit agreements.

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

The carrying amounts of consolidated VIE assets and liabilities are as follows:

	December 31,
In thousands	2017	2016
Assets
Cash	$70	$36
Finance receivables	137,239	41,244
Allowance for credit losses	(7,129)	(2,337)
Restricted cash	10,734	4,426
Other assets	119	201

Total assets	$141,033	$43,570

Liabilities
Net long-term debt	$116,658	$37,898
Accounts payable and accrued expenses	53	5

Total liabilities	$116,711	$37,903

The following is a summary of principal payments required on outstanding debt during each of the next five years:

In thousands	Amount
2018	$27,884
2019	81,354
2020	458,892
2021	2,527
2022	839

Total	$571,496

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	December 31, 2017		December 31, 2016
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$5,230	$5,230	$4,446	$4,446
Restricted cash	16,787	16,787	8,297	8,297
Level 2 inputs
Interest rate caps	98	98	62	62
Level 3 inputs
Net finance receivables	768,553	768,553	676,525	676,525
Repossessed assets	431	431	502	502
Liabilities
Level 3 inputs
Long-term debt	571,496	571,496	491,678	491,678

Certain of the Company’s assets carried at fair value are classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are carried at fair value. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2017 and 2016:

	Interest Rate Caps
In thousands	Total	Level 1	Level 2	Level 3
2017	$98	$—	$98	$—
2016	$62	$—	$62	$—

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the balance sheet by level within the hierarchy as of December 31, 2017 and 2016 for which a nonrecurring change in fair value has been recorded during the years ended December 31, 2017 and 2016:

	Repossessed Assets
In thousands	Total	Level 1	Level 2	Level 3	Total Losses
2017	$431	$—	$—	$431	$437
2016	$502	$—	$—	$502	$452

Note 12. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as required by individual states in which it operates. The Company is generally no longer subject to federal, state, or local income tax examinations by taxing authorities before 2014, though the Company remains subject to examination for the federal, South Carolina, and Tennessee tax returns for the 2013 tax year. In addition, the Texas tax returns remain open for examination back to 2011.

Income tax expense differed from the amount computed by applying the federal income tax rate of 35% to total income before income taxes as a result of the following:

	Year Ended December 31,
In thousands	2017	2016	2015
Federal tax expense at statutory rate	$14,090	$13,632	$13,349
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	1,253	1,275	1,098
Non-deductible compensation	—	—	378
Tax rate change	(3,122)	—	—
Excess tax benefits from share-based awards	(1,603)	—	—
Research and development tax credits	(400)	—	—
Other	76	10	(51)

	$10,294	$14,917	$14,774

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

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act makes changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. The revaluation resulted in a $3.1 million income tax benefit and a corresponding reduction in the Company’s net deferred tax liability. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its consolidated financial statements as of December 31, 2017. As the Company collects and prepares necessary data and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, the SEC, and other standard-setting bodies, it may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed in 2018.

Income tax expense attributable to total income before income taxes consists of the following for the periods indicated:

	Year Ended December 31,
In thousands	2017	2016	2015
Current:
Federal	$4,479	$11,431	$13,037
State and local	821	1,584	1,859

	5,300	13,015	14,896

Deferred:
Federal	4,464	1,694	(104)
State and local	530	208	(18)

	4,994	1,902	(122)

Total	$10,294	$14,917	$14,774

Net deferred tax assets and liabilities consist of the following as of the periods indicated:

	December 31,
In thousands	2017	2016
Deferred tax assets:
Allowance for credit losses	$6,491	$15,823
Unearned insurance premiums	2,971	2,612
Share-based compensation	2,314	2,888
Amortization of intangible assets	424	675
Accrued expenses	391	565
State net operating loss carryforward	300	32
Deferred contract incentive	163	307
Other	206	50

Gross deferred tax assets	13,260	22,952

Deferred tax liabilities:
Fair market value adjustment of finance receivables	12,410	17,448
Tax over book depreciation	3,463	2,266
Deferred loan costs	1,633	2,283
Prepaid expenses	395	724
Other	320	198

Gross deferred tax liabilities	18,221	22,919

Net deferred tax asset (liability)	$(4,961)	$33

The December 31, 2017 deferred tax asset for the allowance for credit losses includes a $5.0 million credit balance related to a tax method change from the accrual to the specific identification method.

The Company had state net operating loss carryforwards of approximately $9.7 million and $1.2 million and the related deferred tax assets of $0.3 million and $32 thousand as of December 31, 2017 and 2016, respectively. These carryforwards are available to offset future taxable income. If not used, the current carryforwards will expire beginning in 2030.

Income tax expense was $10.3 million, $14.9 million, and $14.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. Included in these amounts are tax benefits from share-based awards of $1.6 million, $0, and $0 for the years ended December 31, 2017, 2016, and 2015, respectively.

At December 31, 2017, the Company did not have any material uncertain tax positions.

Note 13. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
In thousands, except per share amounts	2017	2016	2015
Numerator:
Net income	$29,963	$24,031	$23,365

Denominator:
Weighted average shares outstanding for basic earnings per share	11,551	11,824	12,849
Effect of dilutive securities	232	261	225

Weighted average shares adjusted for dilutive securities	11,783	12,085	13,074

Earnings per share:
Basic	$2.59	$2.03	$1.82

Diluted	$2.54	$1.99	$1.79

Options to purchase 126 thousand, 140 thousand, and 489 thousand shares of common stock were outstanding during the years ended December 31, 2017, 2016, and 2015, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 14. Employee Benefit Plans

Retirement savings plan: The Company has a defined contribution employee benefit plan (401(k) plan) covering full-time employees who have at least one year of service. The Company made a matching contribution equal to 100 percent of the first three percent of an employee’s gross income and 50 percent of the next two percent of gross income in 2017, 2016, and 2015. For the years ended December 31, 2017, 2016, and 2015, the Company recorded expense for the Company’s match of $0.8 million, $0.8 million, and $0.6 million, respectively.

Note 15. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of December 31, 2017, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.6 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of December 31, 2017, there were 1.3 million shares available for grant under the 2015 Plan.

For the years ended December 31, 2017, 2016, and 2015, the Company recorded share-based compensation expense of $4.3 million, $4.2 million, and $3.6 million, respectively. As of December 31, 2017, unrecognized share-based compensation expense to be recognized over future periods approximated $5.0 million. This amount will be recognized as expense over a weighted-average period of 1.7 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards except for cash-settled performance units, which are classified as liabilities.

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

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	43.95%	46.04%	47.15%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	5.96	5.80	6.15
Risk-free rate	2.09%	1.32%	1.62%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the year ended December 31, 2017:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	1,166	$14.66
Granted	116	19.99
Exercised	(289)	7.35
Forfeited	(35)	18.30
Expired	—	—

Options outstanding at December 31, 2017	958	$17.39	7.1	$8,747

Options exercisable at December 31, 2017	771	$16.99	6.8	$7,351

Available for grant at December 31, 2017	1,275

The following table provides additional stock option information for the periods indicated:

	Year Ended December 31,
In thousands, except per share amounts	2017	2016	2015
Weighted-average grant date fair value per share	$8.90	$7.74	$7.13
Intrinsic value of options exercised	$4,981	$1,397	$1,524
Fair value of stock options that vested	$3,004	$2,131	$1,207

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the year ended December 31, 2017:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2017	164	$16.07
Granted	85	19.99
Vested	—	—
Forfeited	(48)	17.69

Non-vested units at December 31, 2017	201	$17.33

The following table provides additional RSU information for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Weighted-average grant date fair value per unit	$19.99	$17.02	$14.89

Cash-settled performance units: CSPUs will be settled in cash at the end of the performance measurement period and are classified as a liability. The value of CSPUs bears no relationship to the value of the Company’s common stock. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes CSPU activity during the year ended December 31, 2017:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2017	2,641	$1.00
Granted	1,686	1.00
Vested	—	—
Forfeited	(843)	1.00

Non-vested units at December 31, 2017	3,484	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the year ended December 31, 2017:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2017	39	$16.46
Granted	83	18.38
Vested	(60)	16.30
Forfeited	(9)	18.25

Non-vested shares at December 31, 2017	53	$19.36

The following table provides additional restricted stock information.

	Year Ended December 31,
In thousands, except per share amounts	2017	2016	2015
Weighted-average grant date fair value per share	$18.38	$16.37	$15.36
Fair value of restricted stock awards that vested	$983	$347	$2,198

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

On January 26, 2015, the Defendants filed a motion to dismiss the amended complaint in its entirety. In response, the Plaintiffs sought and were granted leave to file an amended complaint. On February 27, 2015, the Plaintiffs filed a second amended complaint. Like the prior amended complaint, the second amended complaint asserts 1933 Act Claims and 1934 Act Claims and seeks unspecified compensatory damages. The Defendants filed a motion to dismiss the second amended complaint on April 28, 2015, and on March 30, 2016, the District Court granted the Defendants’ motion to dismiss the second amended complaint in its entirety. On May 23, 2016, the Plaintiffs moved for leave to file a third amended complaint. On January 27, 2017, the District Court denied the Plaintiffs’ motion for leave to file a third amended complaint and directed entry of final judgment in favor of the Defendants. On January 30, 2017, the District Court entered final judgment in favor of the Defendants.

On March 1, 2017, the Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit (the “Appellate Court”). After hearing oral arguments on November 17, 2017, the Appellate Court issued a summary order on January 26, 2018 affirming the District Court’s order denying Plaintiffs leave to file a third amended complaint. The deadline for Plaintiffs to file a petition for a writ of certiorari with the United States Supreme Court is April 26, 2018.

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

Note 17. Insurance Products and Reinsurance of Certain Risks

RMC Reinsurance, Ltd. is a wholly-owned insurance subsidiary of the Company. The Company sells optional insurance products to its customers in connection with its lending operations. These optional products include credit life, credit accident and health, credit property, vehicle single interest, and credit involuntary unemployment insurance. The Company also collects a fee for collateral protection and purchases non-filing insurance in lieu of recording and perfecting the Company’s security interest in the assets pledged on certain loans. Insurance premiums are remitted to an unaffiliated company that issues the policy to the customer. This unaffiliated company cedes the premiums to RMC Reinsurance, Ltd. Life insurance premiums are ceded to the Company as written and non-life products are ceded as earned.

The Company maintains a cash reserve for life insurance claims in an amount determined by the ceding company. As of December 31, 2017 and 2016, the cash reserves were $6.1 million and $3.9 million, respectively. The Company also purchased a cash collateralized letter of credit in favor of the ceding company. The letter of credit was $0.5 million and $2.0 million as of December 31, 2017 and 2016, respectively.

Reinsurance income is accounted for over the period of the underlying reinsured policies using assumptions consistent with the policy terms. Following are total net premiums written and reinsured and total earned premiums for the years ended December 31, 2017, 2016, and 2015:

In thousands	Net Written Premiums	Earned Premiums
2017	$40,491	$25,881
2016	31,576	22,498
2015	30,812	20,257

Prior to May 2016, the Company had a collateral protection insurance (“CPI”) program. CPI was added to a loan when a customer failed to provide the Company with proof of collision insurance on an automobile securing a loan. The CPI program was administered by an independent third party, which tracked insurance lapses and cancellations and issued a policy when the customer did not provide proof of insurance. The insurance was added to the loan, which increased the customer’s monthly loan payment. The third party and its insurance partner retained a percentage of the premium and paid all claims. For automobile purchase loans originated beginning in May 2016, the Company is covered under a blanket vendor single interest insurance policy. The policy protects the Company’s interest when the customer fails to maintain the required insurance coverage on an automobile securing an automobile purchase loan. The customer’s loan and monthly payment are not impacted by this insurance policy. This blanket vendor single interest insurance policy will be cancelled effective March 31, 2018.

The Company offered a self-insured Guaranteed Asset Protection (“GAP”) coverage to customers in North Carolina and Alabama. A GAP program is a contractual arrangement whereby the Company forgives the remaining balance of the insured customer’s automobile purchase loan if the automobile is determined to be a total loss by the primary insurance carrier and insurance proceeds are not sufficient to pay off the customer’s loan. This revenue is recognized over the life of the loan. Losses are recognized in the period in which they occur. The Company ceased offering the GAP product when it ceased its automobile loan originations in November 2017.

As a result of the Company’s 2016 insurance administration transition to a new unaffiliated third-party provider, certain of the Company’s insurance claims expenses were temporarily shifted into provision for credit losses during 2017, impacting net credit losses instead of insurance income, net. Net income was not impacted as a result of this transition.

Note 18. Quarterly Information (unaudited)

The following tables summarize the Company’s quarterly financial information for each of the four quarters of 2017 and 2016:

	2017
In thousands, except per share amounts	First	Second	Third	Fourth
Total revenue	$65,820	$65,338	$69,194	$72,107
Provision for credit losses(2)(3)	19,134	18,589	20,152	19,464
General and administrative expenses	31,454	31,642	33,840	34,019
Interest expense	5,213	5,221	6,658	6,816
Income tax(1)(4)	2,385	3,751	3,235	923
Net income	$7,634	$6,135	$5,309	$10,885
Net income per common share:
Basic	$0.66	$0.53	$0.46	$0.94
Diluted	$0.65	$0.52	$0.45	$0.92

	2016
In thousands, except per share amounts	First	Second	Third	Fourth
Total revenue	$56,697	$57,325	$62,475	$64,021
Provision for credit losses	13,791	13,386	16,410	19,427
General and administrative expenses	29,805	29,548	30,453	28,826
Interest expense	4,710	4,811	5,116	5,287
Income tax	3,215	3,668	4,020	4,014
Net income	$5,176	$5,912	$6,476	$6,467
Net income per common share:
Basic	$0.41	$0.50	$0.57	$0.57
Diluted	$0.40	$0.49	$0.56	$0.55

(1)	First quarter 2017 includes a $1.5 million tax benefit related to the exercise of stock options (ASU 2016-09).
(2)	Third quarter 2017 includes a $3.0 million incremental hurricane allowance for credit losses.
(3)	Third quarter 2017 includes a $1.0 million recovery from the bulk sale of previously charged-off customer accounts in bankruptcy.
(4)	Fourth quarter 2017 includes a $3.1 million tax benefit related to implementation of the Tax Act.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for the preparation, integrity, accuracy, and fair presentation of the consolidated financial statements appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and include amounts based on judgments and estimates by management.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with GAAP. Our internal control over financial reporting is supported by internal audits, appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel, and codes of ethics adopted by our company’s Board of Directors that are applicable to all directors, officers, and employees of our company.

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

Management assessed the effectiveness of our internal control over financial reporting, with the participation of our chief executive officer and chief financial officer, as of December 31, 2017. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2017. Our independent registered public accounting firm, RSM US LLP, has issued a report on our internal control over financial reporting, which appears in Item 8, “Financial Statements and Supplementary Data”.

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

The information required under this item is incorporated herein by reference to the information presented under the headings “Proposal One: Election of Directors,” “Board of Directors and Corporate Governance Matters,” “Executive Officers,” “Compensation Discussion and Analysis,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2017.

Our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”). The Code of Ethics applies to all of our directors, officers, and employees and is posted on the Company’s Investor Relations website under the “Corporate Governance” tab at www.regionalmanagement.com. A stockholder may request a copy of the Code of Ethics by contacting our Corporate Secretary at 979 Batesville Road, Suite B, Greer, SC 29651. To the extent permissible under applicable law, the rules of the SEC, and NYSE listing standards, we intend to disclose on our website any amendment to our Code of Ethics, or any grant of a waiver from a provision of our Code of Ethics, that requires disclosure under applicable law, the rules of the SEC, or NYSE listing standards.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters,” “Executive Officers,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Summary of Employment Arrangements with Executive Officers,” and “Summary of Company Incentive Plans” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to the information presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K, and by reference to the information presented under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Certain Relationships and Related Person Transactions” and “Board of Directors and Corporate Governance Matters” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the information presented under the heading “Proposal Two: Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2017.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2017 and December 31, 2016

(iii)	Consolidated Statements of Income for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015

(iv)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015

(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits: The exhibits listed in the following index are filed as a part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Regional Management Corp.		8-K	001-35477	3.1	4/2/2012

3.2	Amended and Restated Bylaws of Regional Management Corp.		8-K	001-35477	3.2	4/2/2012

10.1.1	Amended and Restated Shareholders Agreement, dated as of March 27, 2012, by and among Regional Management Corp., Parallel 2005 Equity Fund, LP, Palladium Equity Partners III, L.P., and the other stockholders party thereto		8-K	001-35477	10.1	4/2/2012

10.1.2	Amended and Restated Shareholders Agreement Termination, dated as of July 28, 2017, by and among Regional Management Corp. and the stockholders party thereto		10-Q	001-35477	10.1	11/8/2017

10.2.1	Sixth Amended and Restated Loan and Security Agreement, dated as of June 20, 2017, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Bank of America, N.A., as agent		8-K	001-35477	10.2	6/20/2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.2.2	First Amendment to Sixth Amended and Restated Loan and Security Agreement, dated as of November 21, 2017, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Bank of America, N.A., as agent		8-K	001-35477	10.2	11/28/2017

10.3	Amended and Restated Credit Agreement, dated as of November 21, 2017, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, Wells Fargo, National Association, as lender, the other lenders from time to time parties thereto, Wells Fargo Bank, National Association, as account bank, collateral custodian, and backup servicer, and Wells Fargo Securities, LLC, as administrative agent for the lender and other lenders from time to time parties thereto		8-K	001-35477	10.1	11/28/2017

10.4	Credit Agreement, dated as of June 20, 2017, by and among Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, as account bank, image file custodian, and backup servicer, Wells Fargo Bank, National Association, as administrative agent, and Credit Suisse AG, New York Branch, as structuring and syndication agent		8-K	001-35477	10.1	6/20/2017

10.5†	Regional Management Corp. 2007 Management Incentive Plan		S-1/A	333-174245	10.4	6/23/2011

10.6.1†	Regional Management Corp. 2011 Stock Incentive Plan and Forms of Nonqualified Stock Option Agreement (forms for grants prior to October 1, 2014)		S-1/A	333-174245	10.5	8/4/2011

10.6.2†	Form of Stock Award Agreement under the 2011 Stock Incentive Plan		10-K	001-35477	10.4.2	3/17/2014

10.6.3†	Form of Restricted Stock Award Agreement under the 2011 Stock Incentive Plan (form for director grants)		10-K	001-35477	10.4.3	3/17/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.6.4†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan (form for grants on or after October 1, 2014)		8-K	001-35477	10.1	10/7/2014

10.6.5†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2011 Stock Incentive Plan		8-K	001-35477	10.2	10/7/2014

10.6.6†	Form of Cash-Settled Performance Share Award Agreement under the 2011 Stock Incentive Plan		8-K	001-35477	10.3	10/7/2014

10.6.7†	Form of Restricted Stock Award Agreement under the 2011 Stock Incentive Plan (form for employee grants)		8-K	001-35477	10.4	10/7/2014

10.7.1†	Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective April 27, 2017)		8-K	001-35477	10.1	5/2/2017

10.7.2†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.3	4/28/2015

10.7.3†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to March 29, 2016)		8-K	001-35477	10.4	4/28/2015

10.7.4†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to March 29, 2016)		8-K	001-35477	10.5	4/28/2015

10.7.5†	Form of Restricted Stock Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.6	4/28/2015

10.7.6†	Form of Stock Award Agreement under the 2015 Long- Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.7	4/28/2015

10.7.7†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after March 29, 2016 through April 26, 2017)		8-K	001-35477	10.1	4/1/2016

10.7.8†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after March 29, 2016 through April 26, 2017)		8-K	001-35477	10.2	4/1/2016

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.7.9†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.2	5/2/2017

10.7.10†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.3	5/2/2017

10.7.11†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.4	5/2/2017

10.7.12†	Form of Restricted Stock Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.5	5/2/2017

10.7.13†	Form of Stock Award Agreement under the 2015 Long- Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.6	5/2/2017

10.8†	Regional Management Corp. Annual Incentive Plan (as amended and restated effective March 23, 2015)		8-K	001-35477	10.2	4/28/2015

10.9†	Description of Non-Employee Director Compensation Program	X

10.10.1†	Employment Agreement, dated as of June 14, 2016, by and between Peter R. Knitzer and Regional Management Corp.		8-K	001-35477	10.1	6/14/2016

10.10.2†	First Amendment to Employment Agreement, dated as of August 30, 2017, by and between Peter R. Knitzer and Regional Management Corp.		8-K	001-35477	10.1	9/1/2017

10.11.1†	Employment Agreement, dated as of May 15, 2017, by and between John D. Schachtel and Regional Management Corp.		8-K	001-35477	10.1	5/15/2017

10.11.2†	First Amendment to Employment Agreement, dated as of August 30, 2017, by and between John D. Schachtel and Regional Management Corp.		8-K	001-35477	10.2	9/1/2017

10.12.1†	Employment Agreement, dated as of September 19, 2014, by and between Jody L. Anderson and Regional Management Corp.		8-K	001-35477	10.1	9/25/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.12.2†	Separation Agreement, dated as of June 14, 2017, by and between Jody L. Anderson and Regional Management Corp.		8-K	001-35477	10.3	6/20/2017

10.13.1†	Letter Agreement, dated as of December 12, 2012, by and between Regional Management Corp. and Donald E. Thomas		8-K	001-35477	10.1	12/18/2012

10.13.2†	Amendment to Employment Offer Letter, dated as of October 1, 2014, by and between Regional Management Corp. and Donald E. Thomas		8-K	001-35477	10.5	10/7/2014

10.13.3†	Employment Agreement, dated as of August 30, 2017, by and between Donald E. Thomas and Regional Management Corp.		8-K	001-35477	10.3	9/1/2017

10.14.1†	Letter Agreement, dated as of January 5, 2015, by and between Regional Management Corp. and Daniel J. Taggart		10-K	001-35477	10.12	3/16/2015

10.14.2†	Employment Agreement, dated as of August 30, 2017, by and between Daniel J. Taggart and Regional Management Corp.		8-K	001-35477	10.4	9/1/2017

10.15.1†	Letter Agreement, dated as of December 12, 2012, by and between Regional Management Corp. and Brian J. Fisher		10-K	001-35477	10.11	3/18/2013

10.15.2†	Employment Agreement, dated as of August 30, 2017, by and between Brian J. Fisher and Regional Management Corp.		8-K	001-35477	10.5	9/1/2017

10.16†	Form of Retention Award Agreement		8-K	001-35477	10.1	3/13/2015

21.1	Subsidiaries of Regional Management Corp.	X

23.1	Consent of RSM US LLP	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text	X

†	Indicates a management contract or a compensatory plan, contract, or arrangement.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Management Corp.

Date: February 23, 2018	/s/ Peter R. Knitzer
Peter R. Knitzer
President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2018.

/s/ Peter R. Knitzer	Name: Title:	Peter R. Knitzer President, Chief Executive Officer, and Director (principal executive officer)

/s/ Donald E. Thomas	Name: Title:	Donald E. Thomas Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Michael S. Dymski	Name: Title:	Michael S. Dymski Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Alvaro G. de Molina	Name: Title:	Alvaro G. de Molina Chairman of the Board of Directors

/s/ Jonathan D. Brown	Name: Title:	Jonathan D. Brown Director

/s/ Roel C. Campos	Name: Title:	Roel C. Campos Director

/s/ Maria Contreras-Sweet	Name: Title:	Maria Contreras-Sweet Director

/s/ Michael R. Dunn	Name: Title:	Michael R. Dunn Director

/s/ Steven J. Freiberg	Name: Title:	Steven J. Freiberg Director

/s/ Carlos Palomares	Name: Title:	Carlos Palomares Director