Form 10-Q
period 2018-03-31
Regional Management Corp.
filed 2018-05-01
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2018, the registrant had outstanding 11,748,378 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Cash	$3,247	$5,230
Gross finance receivables	1,056,425	1,066,650
Unearned finance charges and insurance premiums	(251,469)	(249,187)

Finance receivables	804,956	817,463
Allowance for credit losses	(47,750)	(48,910)

Net finance receivables	757,206	768,553
Restricted cash	19,064	16,787
Property and equipment	12,214	12,294
Intangible assets	10,922	10,607
Other assets	12,156	16,012

Total assets	$814,809	$829,483

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$550,377	$571,496
Unamortized debt issuance costs	(4,512)	(4,950)

Net long-term debt	545,865	566,546
Accounts payable and accrued expenses	15,994	18,565
Deferred tax liability	3,999	4,961

Total liabilities	565,858	590,072

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 13,294 shares issued and 11,748 shares outstanding at March 31, 2018 and 13,205 shares issued and 11,659 shares outstanding at December 31, 2017)	1,329	1,321
Additional paid-in-capital	95,272	94,384
Retained earnings	177,396	168,752
Treasury stock (1,546 shares at March 31, 2018 and December 31, 2017)	(25,046)	(25,046)

Total stockholders’ equity	248,951	239,411

Total liabilities and stockholders’ equity	$814,809	$829,483

The following table presents the assets and liabilities of our consolidated variable interest entities:
Assets
Cash	$70	$70
Finance receivables	153,747	137,239
Allowance for credit losses	(7,784)	(7,129)
Restricted cash	12,403	10,734
Other assets	171	119

Total assets	$158,607	$141,033

Liabilities
Net long-term debt	$131,716	$116,658
Accounts payable and accrued expenses	12	53

Total liabilities	$131,728	$116,711

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue
Interest and fee income	$66,151	$59,255
Insurance income, net	3,389	3,805
Other income	3,085	2,760

Total revenue	72,625	65,820

Expenses
Provision for credit losses	19,515	19,134
Personnel	21,228	18,168
Occupancy	5,618	5,285
Marketing	1,453	1,205
Other	6,293	6,796

Total general and administrative expenses	34,592	31,454
Interest expense	7,177	5,213

Income before income taxes	11,341	10,019
Income taxes	2,697	2,385

Net income	$8,644	$7,634

Net income per common share:
Basic	$0.74	$0.66

Diluted	$0.72	$0.65

Weighted average shares outstanding:
Basic	11,618	11,494

Diluted	12,030	11,715

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2016	12,996	$1,300	$92,432	$138,789	$(25,046)	$207,475
Issuance of restricted stock awards	74	7	(7)	—	—	—
Exercise of stock options	289	29	305	—	—	334
Shares withheld related to net share settlement	(154)	(15)	(2,006)	—	—	(2,021)
Share-based compensation	—	—	3,660	—	—	3,660
Net income	—	—	—	29,963	—	29,963

Balance, December 31, 2017	13,205	$1,321	$94,384	$168,752	$(25,046)	$239,411

Issuance of restricted stock awards	68	7	(7)	—	—	—
Exercise of stock options	60	6	—	—	—	6
Shares withheld related to net share settlement	(39)	(5)	(313)	—	—	(318)
Share-based compensation	—	—	1,208	—	—	1,208
Net income	—	—	—	8,644	—	8,644

Balance, March 31, 2018	13,294	$1,329	$95,272	$177,396	$(25,046)	$248,951

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$8,644	$7,634
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,515	19,134
Depreciation and amortization	2,024	1,603
Loss on disposal of property and equipment	8	12
Share-based compensation	1,585	822
Fair value adjustment on interest rate caps	(121)	35
Deferred income taxes, net	(962)	(692)
Changes in operating assets and liabilities:
Decrease in other assets	3,975	298
Decrease in accounts payable and accrued expenses	(2,874)	(20)

Net cash provided by operating activities	31,794	28,826

Cash flows from investing activities:
Net repayments (originations) of finance receivables	(8,168)	3,387
Purchases of intangible assets	(814)	(1,049)
Purchases of property and equipment	(844)	(1,545)
Proceeds from disposal of property and equipment	—	558

Net cash provided by (used in) investing activities	(9,826)	1,351

Cash flows from financing activities:
Net payments on senior revolving credit facility	(35,924)	(22,056)
Payments on amortizing loan	(10,765)	(6,628)
Net advances on revolving warehouse credit facility	25,570	—
Payments for debt issuance costs	(58)	(195)
Taxes paid related to net share settlement of equity awards	(497)	(1,647)

Net cash used in financing activities	(21,674)	(30,526)

Net change in cash and restricted cash	294	(349)
Cash and restricted cash at beginning of period	22,017	12,743

Cash and restricted cash at end of period	$22,311	$12,394

Supplemental cash flow information
Interest paid	$6,565	$4,980

Income taxes paid	$—	$—

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

In thousands	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash	$3,247	$5,230	$3,505	$4,446
Restricted cash	19,064	16,787	8,889	8,297

Total cash and restricted cash	$22,311	$22,017	$12,394	$12,743

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile loans, but ceased such originations in November 2017. As of March 31, 2018, the Company operated branches in 341 locations in the states of Alabama (47 branches), Georgia (8 branches), New Mexico (18 branches), North Carolina (37 branches), Oklahoma (28 branches), South Carolina (67 branches), Tennessee (21 branches), Texas (98 branches), and Virginia (17 branches) under the name Regional Finance. The Company consolidated one branch during the three months ended March 31, 2018.

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

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

Recent accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update on the recognition of revenue from contracts with customers. The update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. The update applies to all contracts with customers, except leases, insurance contracts, financial instruments, guarantees, and certain nonmonetary exchanges. In August 2015, the FASB issued an additional update on revenue recognition, which deferred the effective date of the update to annual and interim reporting periods beginning after December 15, 2017. The Company adopted the new standard effective in 2018. As substantially all of the Company’s revenues are generated from activities that are outside the scope of the new standard, the adoption does not have a material impact on the Company’s consolidated financial statements or disclosure requirements.

In February 2016, the FASB issued an accounting update to increase transparency and comparability of accounting for lease transactions. The update requires all leases to be recognized on the balance sheet as lease assets and lease liabilities and requires both quantitative and qualitative disclosures regarding key information about leasing arrangements. All of the Company’s leases are currently classified as operating leases, with no lease assets or lease liabilities recorded. The update is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The implementation of the accounting update will have an impact on the Company’s debt covenants. The Company is working with its lenders to address any issues before implementation and continues to evaluate and quantify the potential impacts of this update on its consolidated financial statements.

In June 2016, the FASB issued an accounting update to change the impairment model for estimating credit losses on financial assets. The current incurred loss impairment model requires the recognition of credit losses when it is probable that a loss has been incurred. The incurred loss model will be replaced by an expected loss model, which requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial asset. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company believes the implementation of the accounting update will have a material adverse effect on the Company’s consolidated financial statements and is in the process of quantifying the potential impacts.

In August 2016, the FASB issued an accounting update to provide specific guidance on certain cash flow classification issues to reduce diversity in practice. These issues include debt prepayment or extinguishment costs, contingent consideration payments after business combinations, beneficial interest in securitization transactions, and proceeds from insurance claims. This update is effective for annual and interim periods beginning after December 15, 2017, and early adoption was permitted. The Company adopted the new standard effective in 2018, and implementation of the accounting update had no impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued an accounting update to address diversity in the classification of restricted cash transfers on the statement of cash flows. The amendment requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents. This update is effective for annual and interim periods beginning after December 15, 2017, and early adoption was permitted. The Company adopted the new standard effective in 2018. As a result, the Company no longer reports the changes in restricted cash as an investing activity. Instead, restricted cash is included in the beginning and ending cash balances on the consolidated statements of cash flows.

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

In thousands	March 31, 2018	December 31, 2017
Small loans	$360,470	$375,772
Large loans	363,931	347,218
Automobile loans	48,704	61,423
Retail loans	31,851	33,050

Finance receivables	$804,956	$817,463

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	March 31, 2018
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$299,917	83.2%	$319,849	87.9%	$37,138	76.3%	$26,302	82.6%	$683,206	84.9%
1 to 29 days past due	30,967	8.6%	26,359	7.2%	8,434	17.3%	3,274	10.3%	69,034	8.6%

Delinquent accounts
30 to 59 days	7,595	2.1%	5,541	1.6%	1,127	2.2%	595	1.9%	14,858	1.8%
60 to 89 days	6,360	1.8%	4,055	1.1%	658	1.4%	422	1.3%	11,495	1.4%
90 to 119 days	5,426	1.5%	3,148	0.8%	671	1.4%	411	1.2%	9,656	1.2%
120 to 149 days	4,700	1.3%	2,451	0.7%	401	0.8%	353	1.1%	7,905	1.0%
150 to 179 days	5,505	1.5%	2,528	0.7%	275	0.6%	494	1.6%	8,802	1.1%

Total delinquency	$29,586	8.2%	$17,723	4.9%	$3,132	6.4%	$2,275	7.1%	$52,716	6.5%

Total finance receivables	$360,470	100.0%	$363,931	100.0%	$48,704	100.0%	$31,851	100.0%	$804,956	100.0%

Finance receivables in nonaccrual status	$15,631	4.3%	$8,127	2.2%	$1,347	2.8%	$1,258	3.9%	$26,363	3.3%

	December 31, 2017
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$301,114	80.1%	$299,467	86.3%	$43,140	70.2%	$25,730	77.8%	$669,451	81.9%
1 to 29 days past due	39,412	10.5%	29,211	8.4%	13,387	21.8%	4,523	13.7%	86,533	10.6%

Delinquent accounts
30 to 59 days	9,738	2.6%	5,949	1.6%	2,162	3.6%	879	2.7%	18,728	2.2%
60 to 89 days	8,755	2.3%	4,757	1.4%	1,046	1.7%	739	2.2%	15,297	1.9%
90 to 119 days	6,881	1.9%	3,286	1.0%	701	1.1%	471	1.5%	11,339	1.4%
120 to 149 days	5,284	1.4%	2,537	0.7%	636	1.0%	408	1.2%	8,865	1.1%
150 to 179 days	4,588	1.2%	2,011	0.6%	351	0.6%	300	0.9%	7,250	0.9%

Total delinquency	$35,246	9.4%	$18,540	5.3%	$4,896	8.0%	$2,797	8.5%	$61,479	7.5%

Total finance receivables	$375,772	100.0%	$347,218	100.0%	$61,423	100.0%	$33,050	100.0%	$817,463	100.0%

Finance receivables in nonaccrual status	$16,753	4.5%	$7,834	2.3%	$1,688	2.7%	$1,179	3.6%	$27,454	3.4%

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended March 31,
In thousands	2018	2017
Balance at beginning of period	$48,910	$41,250
Provision for credit losses	19,515	19,134
Credit losses	(22,020)	(20,994)
Recoveries	1,345	1,610

Balance at end of period	$47,750	$41,000

In September 2017, the Company recorded a $3.0 million increase to the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by hurricanes. As of March 31, 2018, the allowance for credit losses included $1.8 million of remaining incremental hurricane allowance.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance January 1, 2018	Provision	Credit Losses	Recoveries	Balance March 31, 2018	Finance Receivables March 31, 2018	Allowance as Percentage of Finance Receivables March 31, 2018
Small loans	$24,749	$11,283	$(13,375)	$709	$23,366	$360,470	6.5%
Large loans	17,548	6,878	(6,195)	358	18,589	363,931	5.1%
Automobile loans	4,025	521	(1,467)	237	3,316	48,704	6.8%
Retail loans	2,588	833	(983)	41	2,479	31,851	7.8%

Total	$48,910	$19,515	$(22,020)	$1,345	$47,750	$804,956	5.9%

In thousands	Balance January 1, 2017	Provision	Credit Losses	Recoveries	Balance March 31, 2017	Finance Receivables March 31, 2017	Allowance as Percentage of Finance Receivables March 31, 2017
Small loans	$21,770	$11,164	$(13,202)	$843	$20,575	$335,552	6.1%
Large loans	11,460	5,602	(4,629)	242	12,675	242,380	5.2%
Automobile loans	5,910	1,739	(2,333)	459	5,775	85,869	6.7%
Retail loans	2,110	629	(830)	66	1,975	31,203	6.3%

Total	$41,250	$19,134	$(20,994)	$1,610	$41,000	$695,004	5.9%

Impaired finance receivables as a percentage of total finance receivables were 2.5% and 2.1% as of March 31, 2018 and December 31, 2017, respectively. The following is a summary of finance receivables evaluated for impairment for the periods indicated:

	March 31, 2018
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$6,095	$11,987	$1,600	$92	$19,774
Finance receivables evaluated collectively	354,375	351,944	47,104	31,759	785,182

Finance receivables outstanding	$360,470	$363,931	$48,704	$31,851	$804,956

Impaired receivables in nonaccrual status	$739	$1,046	$119	$13	$1,917

Amount of the specific reserve for impaired accounts	$1,434	$2,533	$355	$18	$4,340

Amount of the general component of the allowance	$21,932	$16,056	$2,961	$2,461	$43,410

	December 31, 2017
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$5,094	$10,303	$1,724	$109	$17,230
Finance receivables evaluated collectively	370,678	336,915	59,699	32,941	800,233

Finance receivables outstanding	$375,772	$347,218	$61,423	$33,050	$817,463

Impaired receivables in nonaccrual status	$707	$931	$129	$31	$1,798

Amount of the specific reserve for impaired accounts	$1,190	$2,183	$373	$20	$3,766

Amount of the general component of the allowance	$23,559	$15,365	$3,652	$2,568	$45,144

The average recorded investment in impaired finance receivables and the amount of interest income recognized on impaired loans for the periods indicated are as follows:

	Three Months Ended March 31,
	2018		2017
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Small loans	$5,521	$324	$2,997
Large loans	11,142	446	7,034
Automobile loans	1,669	48	2,387
Retail loans	94	7	101

Total	$18,426	$825	$12,519

It was not practical to compute the amount of interest income recognized on impaired loans prior to fiscal year 2018.

Note 4. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	March 31, 2018			December 31, 2017
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$416,126	$(1,977)	$414,149	$452,050	$(2,162)	$449,888
Amortizing loan	42,615	(440)	42,175	53,380	(547)	52,833
Revolving warehouse credit facility	91,636	(2,095)	89,541	66,066	(2,241)	63,825

Total	$550,377	$(4,512)	$545,865	$571,496	$(4,950)	$566,546

Unused amount of revolving credit facilities (subject to borrowing base)	$255,238			$244,884

In June 2017, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $585 million to $638 million and extend the maturity of the facility from August 2019 to June 2020. The facility has an accordion provision that allows for the expansion of the facility to $700 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one and six months, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 1.88% and 1.56% at March 31, 2018 and December 31, 2017, respectively. Alternatively, the Company may pay interest at the prime rate, plus a 2.00% margin, increasing to 2.25% when the availability percentage is below 10%. The prime rate was 4.75% and 4.50% at March 31, 2018 and December 31, 2017, respectively. The Company pays an unused line fee of 0.50% per annum, payable monthly, decreasing to 0.375% when the average outstanding balance exceeds $413.0 million. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, plus 70% of eligible unsecured finance receivables. These rates are subject to adjustment at certain credit quality levels (81% of eligible secured finance receivables and 66% of eligible unsecured finance receivables as of March 31, 2018). As of March 31, 2018, the Company had $56.3 million of eligible borrowing capacity under the facility.

In June 2017, the Company and its wholly-owned subsidiary, Regional Management Receivables II, LLC (“RMR II”), entered into a credit agreement providing for a $125 million revolving warehouse credit facility to RMR II (expandable to $150 million). RMR II purchases large loan finance receivables, net of the related allowance for credit losses, from the Company’s affiliates using the proceeds of the facility and equity investments from the Company. The facility is secured by the finance receivables owned by RMR II. RMR II held $1.1 million in a restricted cash reserve account as of March 31, 2018 to satisfy provisions of the credit agreement. Through October 1, 2017, borrowings under the facility bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2, 2017 and February 5, 2018, the margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with the Company’s conversion to a new loan origination and servicing system. The three-month LIBOR was 2.31% and 1.69% at March 31, 2018 and December 31, 2017, respectively. RMR II pays an unused commitment fee of between 0.35% and 0.85% per annum, payable monthly, based upon the average daily utilization of the facility. Advances on the facility are capped at 80% of eligible finance receivables.

In November 2017, the Company and its wholly-owned subsidiary, Regional Management Receivables, LLC (“RMR”), amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan to RMR. The amended and restated credit agreement, among other things, provides for an additional loan advance in the amount of $37.8 million and extends the maturity date to December 2024. The loan is secured by the finance receivables owned by RMR. RMR held $1.3 million in a restricted cash reserve account as of March 31, 2018 to satisfy provisions of the credit agreement. RMR paid interest of 3.00% per annum on the loan balance. In February 2018, the Company agreed to lower the advance rate on the loan from 88% to 85% and to increase the interest rate from 3.00% to 3.25%. The amended and restated credit agreement allows RMR to prepay the loan when the outstanding balance falls below 20% of the original loan amount.

These debt agreements contain certain restrictive covenants requiring monthly and annual reporting to the banks and include maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At March 31, 2018, the Company was in compliance with all debt covenants.

Both the amortizing loan and warehouse credit facility are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these accounts are remitted to restricted cash collection accounts, which totaled $10.0 million and $8.6 million as of March 31, 2018 and December 31, 2017, respectively. Cash inflows from the finance receivables are distributed to the lenders and service providers in accordance with a monthly contractual priority of payments and, as such, the inflows are directed first to servicing fees. RMR and RMR II pay a 4% servicing fee to the Company, which is eliminated in consolidation. Next, all cash inflows are directed to interest, principal, and any adjustments to the reserve accounts and, thereafter, to the residual interest that the Company owns. Distributions from RMR and RMR II to the Company are permitted under the credit agreements.

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

The carrying amounts of consolidated VIE assets and liabilities are as follows:

In thousands	March 31, 2018	December 31, 2017
Assets
Cash	$70	$70
Finance receivables	153,747	137,239
Allowance for credit losses	(7,784)	(7,129)
Restricted cash	12,403	10,734
Other assets	171	119

Total assets	$158,607	$141,033

Liabilities
Net long-term debt	$131,716	$116,658
Accounts payable and accrued expenses	12	53

Total liabilities	$131,728	$116,711

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

Repossessed assets: Repossessed assets are valued at the lower of the finance receivable balance prior to repossession or the estimated net realizable value of the repossessed asset. The Company estimates net realizable value using the projected cash value upon liquidation, less costs to sell the related collateral.

Long-term debt: The Company’s long-term debt is frequently renewed, amended, or recently originated. As a result, the Company believes that the fair value of long-term debt approximates carrying amounts. The Company also considered its creditworthiness in its determination of fair value.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	March 31, 2018		December 31, 2017
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$3,247	$3,247	$5,230	$5,230
Restricted cash	19,064	19,064	16,787	16,787
Level 2 inputs
Interest rate caps	219	219	98	98
Level 3 inputs
Net finance receivables	757,206	757,206	768,553	768,553
Repossessed assets	302	302	431	431
Liabilities
Level 3 inputs
Long-term debt	550,377	550,377	571,496	571,496

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

Note 6. Income Taxes

Income tax expense differed from the amount computed by applying the federal income tax rate to total income before income taxes as a result of the following:

	Three Months Ended March 31,
	2018		2017
In thousands	$	%	$	%
Federal tax expense at statutory rate	$2,382	21.0%	$3,507	35.0%
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	379	3.3%	246	2.5%
Excess tax benefits from share-based awards	(138)	(1.2)%	(1,452)	(14.5)%
Other	74	0.7%	84	0.8%

	$2,697	23.8%	$2,385	23.8%

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act made changes to U.S. tax law, including a reduction in the federal tax rate from 35.0% to 21.0%. The 14.0% rate decrease for the three months ended March 31, 2018 was offset by a decrease in excess tax benefits from share-based awards compared to the three months ended March 31, 2017. As a result, the Company’s total effective tax rate remained 23.8% for the three months ended March 31, 2018 and 2017.

As of December 31, 2017, the Company was required to revalue deferred tax assets and liabilities at the enacted rate as a result of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects of the Tax Act and recorded provisional amounts in its consolidated financial statements as of December 31, 2017. As the Company collects and prepares necessary data and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, the SEC, and other standard-setting bodies, it may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed in 2018.

Pursuant to the adoption of an accounting standard update issued in March 2016 and effective beginning in fiscal year 2017, the Company recognizes the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of the consolidated statements of income. These tax benefits and deficiencies were previously recognized within additional paid-in-capital on the Company’s balance sheet.

Note 7. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2018	2017
Numerator:
Net income	$8,644	$7,634

Denominator:
Weighted average shares outstanding for basic earnings per share	11,618	11,494
Effect of dilutive securities	412	221

Weighted average shares adjusted for dilutive securities	12,030	11,715

Earnings per share:
Basic	$0.74	$0.66

Diluted	$0.72	$0.65

Options to purchase 138 thousand and 231 thousand shares of common stock were outstanding during the three months ended March 31, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 8. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of March 31, 2018, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.6 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of March 31, 2018, there were 1.1 million shares available for grant under the 2015 Plan.

For each of the three months ended March 31, 2018 and 2017, the Company recorded share-based compensation expense of $1.6 million and $0.8 million, respectively. As of March 31, 2018, unrecognized share-based compensation expense to be recognized over future periods approximated $9.8 million. This amount will be recognized as expense over a weighted-average period of 2.2 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards except for cash-settled performance units, which are classified as liabilities.

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

Long-term incentive program: The Company issues nonqualified stock options, performance-contingent restricted stock units (“RSUs”), and cash-settled performance units (“CSPUs”) to certain members of senior management under a long-term incentive program. Recurring annual grants are made at the discretion of the Company’s Board of Directors (the “Board”). The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSUs and CSPUs that may be earned can range from 0% to 150% of target based on the percentile ranking of the Company’s compound annual growth rate of net income and net income per share compared to a public company peer group over a three-year performance period.

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

Inducement and retention program: From time to time, the Company issues share-based awards in conjunction with employment offers to select new employees and retention grants to select existing employees. The Company issues these awards to attract and retain talent and to provide market competitive compensation. The grants have various vesting terms, including fully-vested awards at the grant date, cliff-vesting, and graded-vesting over periods of up to five years (subject to continued employment or as otherwise provided in the underlying award agreements).

Non-employee director compensation program: In 2016, the Company awarded its non-employee directors a cash retainer, committee meeting fees, shares of restricted common stock, and nonqualified stock options. The Board revised the compensation program in April 2017 to provide that the value of each director’s equity-based award be allocated solely to restricted stock, rather than split evenly between restricted stock and nonqualified stock options. The restricted stock awards are granted on the fifth business day following the Company’s annual meeting of stockholders and fully vest upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company. In 2016, the nonqualified stock option awards were granted on the fifth business day following the Company’s annual meeting of stockholders and were immediately vested on the grant date.

The following are the terms and amounts of the awards issued under the Company’s share-based incentive programs:

Nonqualified stock options: The exercise price of all stock options is equal to the Company’s closing stock price on the date of grant. Stock options are subject to various vesting terms, including graded- and cliff-vesting over periods of up to five years. In addition, stock options vest and become exercisable in full or in part under certain circumstances, including following the occurrence of a change of control (as defined in the option award agreements). Participants who are awarded options must exercise their options within a maximum of ten years of the grant date.

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Three Months Ended March 31,
	2018	2017
Expected volatility	41.63%	44.17%
Expected dividends	0.00%	0.00%
Expected term (in years)	5.99	5.97
Risk-free rate	2.66%	2.17%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the three months ended March 31, 2018:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	958	$17.39
Granted	111	28.25
Exercised	(60)	16.82
Forfeited	—	—
Expired	—	—

Options outstanding at March 31, 2018	1,009	$18.62	7.3	$13,396

Options exercisable at March 31, 2018	731	$17.00	6.7	$10,901

Available for grant at March 31, 2018	1,144

The following table provides additional stock option information for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2018	2017
Weighted-average grant date fair value per share	$12.39	$8.97
Intrinsic value of options exercised	$1,030	$4,725
Fair value of stock options that vested	$199	$302

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the three months ended March 31, 2018:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2018	201	$17.33
Granted	59	28.25
Vested	—	—
Forfeited	(78)	14.92

Non-vested units at March 31, 2018	182	$21.89

The following table provides additional RSU information for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Weighted-average grant date fair value per unit	$28.25	$19.99

Cash-settled performance units: CSPUs will be settled in cash at the end of the performance measurement period and are classified as a liability. The value of CSPUs bears no relationship to the value of the Company’s common stock. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes CSPU activity during the three months ended March 31, 2018:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2018	3,484	$1.00
Granted	1,660	1.00
Vested	—	—
Forfeited	(1,162)	1.00

Non-vested units at March 31, 2018	3,982	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the three months ended March 31, 2018:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2018	53	$19.36
Granted	68	20.56
Vested	(3)	19.83
Forfeited	—	—

Non-vested shares at March 31, 2018	118	$20.04

The following table provides additional restricted stock information:

	Three Months Ended March 31,
In thousands, except per share amounts	2018	2017
Weighted-average grant date fair value per share	$20.56	$16.65
Fair value of restricted stock awards that vested	$60	$45

Note 9. Commitments and Contingencies

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

The Company contests liability and the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability has been incurred and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to net income. As of March 31, 2018, the Company had accrued $0.2 million for these matters. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of loss. In addition, even where a loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

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

Note 10. Subsequent Events

In April 2018, as a component of its strategy to manage the interest rate risk associated with future interest payments on variable-rate debt, the Company purchased two interest rate cap contracts for $0.6 million with an aggregate notional principal amount of $300.0 million. The interest rate caps have maturities of April 2020 ($100.0 million) and April 2021 ($200.0 million) with 3.25% and 3.50% strike rates, respectively, against the one-month LIBOR.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (which was filed with the SEC on February 23, 2018) and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 341 locations in the states of Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia as of March 31, 2018. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, which includes our branches, direct mail campaigns, retailers, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified products include:

•	Small Loans (≤$2,500) – As of March 31, 2018, we had 250.4 thousand small installment loans outstanding, representing $360.5 million in finance receivables. This included 97.6 thousand small loan convenience checks, representing $121.3 million in finance receivables.

•	Large Loans (>$2,500) – As of March 31, 2018, we had 84.8 thousand large installment loans outstanding, representing $363.9 million in finance receivables. This included 1.8 thousand large loan convenience checks, representing $5.0 million in finance receivables.

•	Automobile Loans – As of March 31, 2018, we had 6.0 thousand automobile purchase loans outstanding, representing $48.7 million in finance receivables. This included 3.5 thousand indirect automobile loans and 2.5 thousand direct automobile loans, representing $31.2 million and $17.5 million in finance receivables, respectively.

•	Retail Loans – As of March 31, 2018, we had 22.0 thousand retail purchase loans outstanding, representing $31.9 million in finance receivables.

•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 13.2% from $657.4 million in 2016 to $744.2 million in 2017. Average finance receivables grew 14.8% from $709.3 million in the first three months of 2017 to $814.5 million in the first three months of 2018. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened 5 new branches in the first three months of 2017 and consolidated one branch during the first three months of 2018. We believe that we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on our revolving credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of March 31, 2018, we held interest rate cap contracts with an aggregate notional principal amount of $250.0 million and 2.50% strike rates against the one-month LIBOR (1.88% as of March 31, 2018). The interest rate caps have maturities of April 2018 ($150.0 million), March 2019 ($50.0 million), and June 2020 ($50.0 million). When the one-month LIBOR exceeds 2.50%, the counterparty reimburses us for the excess over 2.50%. No payment is required by us or the counterparty when the one-month LIBOR is below 2.50%. In addition, the interest rate on a portion of our long-term debt (the amortizing loan) is fixed. As of March 31, 2018, 53.6% of our long-term debt was at a fixed rate or covered by interest rate cap contracts.

In April 2018, we purchased two additional interest rate cap contracts with an aggregate notional principal amount of $300.0 million. The interest rate caps have maturities of April 2020 ($100.0 million) and April 2021 ($200.0 million), with 3.25% and 3.50% strike rates, respectively, against the one-month LIBOR.

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our receivable efficiency ratio (annualized sum of general and administrative expenses divided by average finance receivables) was 17.0% for the first three months of 2018, compared to 17.7% for the same period of 2017. We believe this ratio is generally in line with industry standards for companies of our size, and we expect that it will continue to decline in future years as we continue to grow our loan portfolio and control expense growth.

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

Insurance Income, Net. Our insurance income, net consists primarily of revenue, net of expenses, from the sale of various optional payment and collateral protection insurance products offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. Our primary insurance products include optional credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. The type and terms of our optional insurance products vary from state to state based on applicable laws and regulations. We require that customers maintain property insurance on any personal property securing loans, and we offer customers the option of providing proof of such insurance purchased from a third party in lieu of purchasing property insurance from us. We also require proof of insurance on any vehicles securing loans, and in select markets, we offer vehicle single interest insurance on vehicles used as collateral on small and large loans. In addition, before we ceased originating automobile loans in November 2017, we offered a Guaranteed Asset Protection (“GAP”) waiver product, which provides for the forgiveness of any loan balance remaining if the automobile collateral is determined to be a total loss by the primary insurance carrier and insurance proceeds are insufficient to pay off the customer’s loan in full.

Apart from the various optional payment and collateral protection insurance products that we offer to our customers, on certain loans, we also collect a fee from our customers and in turn purchase non-file insurance from an unaffiliated insurance company for our benefit in lieu of recording and perfecting our security interest in personal property collateral. Non-file insurance protects us from credit losses where, following an event of default, we are unable to take possession of personal property collateral because our security interest is not perfected (for example, in certain instances where a customer files for bankruptcy). In such circumstances, non-file insurance generally will pay an amount equal to the lesser of the loan balance or the collateral value. In recent years, as large loans have become a larger percentage of our portfolio, the severity of non-file claims has increased and non-file claims expenses have exceeded non-file insurance premiums. The resulting net loss from the non-file insurance product is reflected in insurance income, net. We are considering various ways to lower our non-file insurance claims expense, and it is uncertain whether the non-file insurance product will be available to us in the future on the same terms as it is today. If the unaffiliated insurance company were to enforce limitations on our non-file loss ratios, our net credit losses and insurance income, net would both increase.

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect, net of refunds on prepaid loans and net of commission on new business. The unaffiliated insurance company then cedes to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd., the net insurance premium revenue and the associated insurance claims liability for all insurance products, including the non-file insurance that we purchase. Life insurance premiums are ceded as written and non-life insurance premiums are ceded as earned. In accepting the premium revenue and associated claims liability, RMC Reinsurance acts as reinsurer for all insurance products that we sell to our customers and for the non-file insurance that we purchase. RMC Reinsurance pays the unaffiliated insurance company a ceding fee for the continued administration of all insurance products.

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of March 31, 2018, the restricted cash balance for these cash reserves was $6.7 million. The unaffiliated insurance company maintains the reserves for non-life claims. Insurance income, net includes all of the above-described insurance premiums, claims, and expenses.

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

Our personnel expenses are the largest component of our general and administrative expenses and consist primarily of the salaries and wages, overtime, contract labor, relocation costs, bonuses, benefits, and related payroll taxes associated with all of our operations and home office employees.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average receivables (annualized):

	1Q 18		1Q 17
In thousands	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$66,151	32.5%	$59,255	33.4%
Insurance income, net	3,389	1.7%	3,805	2.1%
Other income	3,085	1.5%	2,760	1.6%

Total revenue	72,625	35.7%	65,820	37.1%

Expenses
Provision for credit losses	19,515	9.6%	19,134	10.8%
Personnel	21,228	10.4%	18,168	10.2%
Occupancy	5,618	2.8%	5,285	3.0%
Marketing	1,453	0.7%	1,205	0.7%
Other	6,293	3.1%	6,796	3.8%

Total general and administrative	34,592	17.0%	31,454	17.7%

Interest expense	7,177	3.5%	5,213	2.9%

Income before income taxes	11,341	5.6%	10,019	5.7%
Income taxes	2,697	1.4%	2,385	1.4%

Net income	$8,644	4.2%	$7,634	4.3%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following table summarizes the quarterly trend of our financial results:

	Quarterly Trend
In thousands, except per share amounts	1Q 17	2Q 17	3Q 17	4Q 17	1Q 18	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$59,255	$59,787	$63,615	$66,377	$66,151	$(226)	$6,896
Insurance income, net	3,805	3,085	3,095	3,076	3,389	313	(416)
Other income	2,760	2,466	2,484	2,654	3,085	431	325

Total revenue	65,820	65,338	69,194	72,107	72,625	518	6,805

Expenses
Provision for credit losses	19,134	18,589	20,152	19,464	19,515	(51)	(381)
Personnel	18,168	18,387	19,534	19,903	21,228	(1,325)	(3,060)
Occupancy	5,285	5,419	5,480	5,346	5,618	(272)	(333)
Marketing	1,205	1,779	2,303	1,841	1,453	388	(248)
Other	6,796	6,057	6,523	6,929	6,293	636	503

Total general and administrative	31,454	31,642	33,840	34,019	34,592	(573)	(3,138)

Interest expense	5,213	5,221	6,658	6,816	7,177	(361)	(1,964)

Income before income taxes	10,019	9,886	8,544	11,808	11,341	(467)	1,322
Income taxes	2,385	3,751	3,235	923	2,697	(1,774)	(312)

Net income	$7,634	$6,135	$5,309	$10,885	$8,644	$(2,241)	$1,010

Net income per common share:
Basic	$0.66	$0.53	$0.46	$0.94	$0.74	$(0.20)	$0.08

Diluted	$0.65	$0.52	$0.45	$0.92	$0.72	$(0.20)	$0.07

Weighted-average shares outstanding:
Basic	11,494	11,554	11,563	11,592	11,618	(26)	(124)

Diluted	11,715	11,730	11,812	11,875	12,030	(155)	(315)

Net interest margin	$60,607	$60,117	$62,536	$65,291	$65,448	$157	$4,841

Net credit margin	$41,473	$41,528	$42,384	$45,827	$45,933	$106	$4,460

	1Q 17	2Q 17	3Q 17	4Q 17	1Q 18	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$690,432	$727,533	$779,850	$829,483	$814,809	$(14,674)	$124,377

Finance receivables	$695,004	$726,767	$774,856	$817,463	$804,956	$(12,507)	$109,952

Allowance for credit losses	$41,000	$42,000	$47,400	$48,910	$47,750	$(1,160)	$6,750

Long-term debt	$462,994	$497,049	$538,351	$571,496	$550,377	$(21,119)	$87,383

Comparison of March 31, 2018, Versus March 31, 2017

The following discussion and table describe the changes in finance receivables by product type:

•	Small Loans (≤$2,500) – Small loans outstanding increased by $24.9 million, or 7.4%, to $360.5 million at March 31, 2018, from $335.6 million at March 31, 2017. The increase was primarily due to increased marketing and receivables growth in branches opened during 2016 and 2017.

•	Large Loans (>$2,500) – Large loans outstanding increased by $121.6 million, or 50.1%, to $363.9 million at March 31, 2018, from $242.4 million at March 31, 2017. The increase was primarily due to increased marketing and the up-sell of small loan customers to large loans.

•	Automobile Loans – Automobile loans outstanding decreased by $37.2 million, or 43.3%, to $48.7 million at March 31, 2018, from $85.9 million at March 31, 2017. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio. We expect the automobile loan portfolio to liquidate at a slightly faster rate in 2018 compared to 2017.

•	Retail Loans – Retail loans outstanding increased $0.6 million, or 2.1%, to $31.9 million at March 31, 2018, from $31.2 million at March 31, 2017.

	Finance Receivables by Product
In thousands	1Q 18	4Q 17	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	1Q 17	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$360,470	$375,772	$(15,302)	(4.1)%	$335,552	$24,918	7.4%
Large loans	363,931	347,218	16,713	4.8%	242,380	121,551	50.1%

Total core loans	724,401	722,990	1,411	0.2%	577,932	146,469	25.3%
Automobile loans	48,704	61,423	(12,719)	(20.7)%	85,869	(37,165)	(43.3)%
Retail loans	31,851	33,050	(1,199)	(3.6)%	31,203	648	2.1%

Total finance receivables	$804,956	$817,463	$(12,507)	(1.5)%	$695,004	$109,952	15.8%

Number of branches at period end	341	342	(1)	(0.3)%	344	(3)	(0.9)%
Average finance receivables per branch	$2,361	$2,390	$(29)	(1.2)%	$2,020	$341	16.9%

Comparison of the Three Months Ended March 31, 2018, Versus the Three Months Ended March 31, 2017

Net Income. Net income increased $1.0 million, or 13.2%, to $8.6 million during the three months ended March 31, 2018, from $7.6 million during the prior-year period. The increase was primarily due to an increase in revenue of $6.8 million, offset by an increase in provision for credit losses of $0.4 million, an increase in general and administrative expenses of $3.1 million, an increase in interest expense of $2.0 million, and an increase in income taxes of $0.3 million.

Revenue. Total revenue increased $6.8 million, or 10.3%, to $72.6 million during the three months ended March 31, 2018, from $65.8 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $6.9 million, or 11.6%, to $66.2 million during the three months ended March 31, 2018, from $59.3 million during the prior-year period. The increase was primarily due to a 14.8% increase in average finance receivables, offset by a 0.9% decrease in average yield.

The following table sets forth the average finance receivables balance and average yield for our loan products:

	Average Finance Receivables for the Quarter Ended			Average Yields for the Quarter Ended
In thousands	1Q 18	1Q 17	YoY % Inc (Dec)	1Q 18	1Q 17	YoY % Inc (Dec)
Small loans	$370,513	$349,521	6.0%	40.1%	42.3%	(2.2)%
Large loans	355,784	239,033	48.8%	28.5%	28.7%	(0.2)%
Automobile loans	55,515	88,150	(37.0)%	15.4%	16.6%	(1.2)%
Retail loans	32,657	32,560	0.3%	18.5%	18.7%	(0.2)%

Total interest and fee yield	$814,469	$709,264	14.8%	32.5%	33.4%	(0.9)%

Total revenue yield	$814,469	$709,264	14.8%	35.7%	37.1%	(1.4)%

Small loan yields decreased 2.2% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Automobile loan yields decreased 1.2% compared to the prior-year period. We anticipate that the automobile loan yields will remain at the current level or decline due to higher yielding loans paying off or renewing into large loans, leaving the lower yielding loans in the liquidating automobile loan portfolio. Since we began focusing on large loan growth in early 2015, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated
In thousands	1Q 18	4Q 17	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	1Q 17	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$123,756	$149,299	$(25,543)	(17.1)%	$115,359	$8,397	7.3%
Large loans	88,773	106,680	(17,907)	(16.8)%	57,020	31,753	55.7%
Automobile loans	—	1,927	(1,927)	(100.0)%	8,789	(8,789)	(100.0)%
Retail loans	7,302	8,363	(1,061)	(12.7)%	6,264	1,038	16.6%

Total net loans originated	$219,831	$266,269	$(46,438)	(17.4)%	$187,432	$32,399	17.3%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 1Q 18 compared to 1Q 17 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$2,218	$(1,847)	$(111)	$260
Large loans	8,380	(154)	(74)	8,152
Automobile loans	(1,351)	(248)	92	(1,507)
Retail loans	5	(13)	(1)	(9)
Product mix	(463)	613	(150)	—

Total increase in interest and fee income	$8,789	$(1,649)	$(244)	$6,896

The $6.9 million increase in interest and fee income during the three months ended March 31, 2018 from the prior-year period was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average receivables.

Insurance Income, Net. Insurance income, net decreased $0.4 million, or 10.9%, to $3.4 million during the three months ended March 31, 2018, from $3.8 million during the prior-year period. Annualized insurance income, net represented 1.7% and 2.1% of average receivables during the three months ended March 31, 2018 and the prior-year period, respectively. The decrease was primarily due to a transition in insurance carriers that caused $0.6 million and $1.0 million of non-file insurance claims to impact net credit losses instead of insurance income, net during the three months ended March 31, 2018 and the prior-year period, respectively.

Other Income. Other income increased $0.3 million, or 11.8%, to $3.1 million during the three months ended March 31, 2018, from $2.8 million during the prior-year period, due to a $0.4 million increase in commissions earned from the sale of our new auto club product, offset by a $0.1 million decrease in late charges. The decrease in late charges was primarily due to large loans comprising a greater percentage of our total portfolio during the three months ended March 31, 2018 compared to the prior-year period. The most significant driver of other income is average active accounts. Average active accounts increased 5.0% since March 31, 2017, while average receivables increased 14.8% since March 31, 2017. Annualized other income represented 1.5% of average receivables during the three months ended March 31, 2018 compared to 1.6% of average receivables during the prior-year period. As large loans continue to represent a greater percentage of our total portfolio, we expect the better credit quality of our large loan customers to result in lower other income per active account.

Provision for Credit Losses. Our provision for credit losses increased $0.4 million, or 2.0%, to $19.5 million during the three months ended March 31, 2018, from $19.1 million during the prior-year period. The increase was due to an increase in net credit losses of $1.3 million, offset by a $0.9 million increase in the amount of allowance for credit losses released in the current-year period compared to the prior-year period. The provision for credit losses represented 9.6% of average receivables during the three months ended March 31, 2018 compared to 10.8% of average receivables during the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Net Credit Losses. Net credit losses increased $1.3 million, or 6.7%, to $20.7 million during the three months ended March 31, 2018, from $19.4 million during the prior-year period. The increase was primarily due to a $105.2 million increase in average finance receivables over the prior-year period. Annualized net credit losses as a percentage of average receivables were 10.2% during the three months ended March 31, 2018 compared to 10.9% during the prior-year period. The current-year period included 0.4% attributable to a $0.7 million increase in net credit losses as a result of the hurricanes that impacted our branches in August 2017 and 0.3% from the temporary shift of $0.6 million in non-file insurance claims into net credit losses. The prior-year period included 0.6% from the temporary shift of $1.0 million in non-file insurance claims into net credit losses. We believe that the improvement in annualized net credit losses as a percentage of average receivables is attributable in part to the positive results generated by our new centralized late-stage collections department, and we expect that these results will continue throughout 2018.

Delinquency Performance. Our March 31, 2018 contractual delinquency as a percentage of total finance receivables was 6.5% (inclusive of an increase of 0.2% attributable to the impact of the hurricanes), consistent with the same measure as of March 31, 2017.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	1Q 18		1Q 17
Allowance for credit losses	$47,750	5.9%	$41,000	5.9%

Current	683,206	84.9%	586,085	84.3%
1 to 29 days past due	69,034	8.6%	63,978	9.2%

Delinquent accounts:
30 to 59 days	14,858	1.8%	13,860	2.1%
60 to 89 days	11,495	1.4%	9,889	1.4%
90 to 119 days	9,656	1.2%	7,569	1.0%
120 to 149 days	7,905	1.0%	6,975	1.0%
150 to 179 days	8,802	1.1%	6,648	1.0%

Total contractual delinquency	$52,716	6.5%	$44,941	6.5%

Total finance receivables	$804,956	100.0%	$695,004	100.0%

	Contractual Delinquency by Product
In thousands	1Q 18		1Q 17
Small loans	$29,586	8.2%	$26,573	7.9%
Large loans	17,723	4.9%	12,142	5.0%
Automobile loans	3,132	6.4%	4,513	5.3%
Retail loans	2,275	7.1%	1,713	5.5%

Total contractual delinquency	$52,716	6.5%	$44,941	6.5%

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	1Q 18			1Q 17
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Small loans	$360,470	$23,366	6.5%	$335,552	$20,575	6.1%
Large loans	363,931	18,589	5.1%	242,380	12,675	5.2%

Total core loans	724,401	41,955	5.8%	577,932	33,250	5.8%
Automobile loans	48,704	3,316	6.8%	85,869	5,775	6.7%
Retail loans	31,851	2,479	7.8%	31,203	1,975	6.3%

Total	$804,956	$47,750	5.9%	$695,004	$41,000	5.9%

In September 2017, the Company recorded a $3.0 million increase to the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by hurricanes. As of March 31, 2018, the allowance for credit losses included $1.8 million of remaining incremental hurricane allowance.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $3.1 million, or 10.0%, to $34.6 million during the three months ended March 31, 2018 from $31.5 million during the prior-year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased to 17.0% during the three months ended March 31, 2018 from 17.7% during the prior-year period. We believe that our receivable efficiency ratio will continue to decline in future years as we continue to grow our portfolio and control expense growth. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $3.1 million, or 16.8%, to $21.2 million during the three months ended March 31, 2018 from $18.2 million during the prior-year period. Salary expense increased $1.4 million due to added headcount in our information technology department, costs related to building the centralized late-stage collections department, and an increase in branch headcount to effectively service active account growth since March 31, 2017. Branch incentive expense increased $1.0 million due to a historically low branch incentive payout in the prior-year period and the implementation of a revised branch incentive plan during the three months ended March 31, 2018 that rewards branch personnel more heavily for loan production. We expect annual 2018 branch incentive expense as a percentage of average receivables to be lower than in 2017. Corporate incentive compensation expense increased $0.7 million compared to the prior-year period primarily due to the 2018 annual grant of awards (which have three-year performance targets) under our long-term incentive plan.

Occupancy. Occupancy expenses increased $0.3 million, or 6.3%, to $5.6 million during the three months ended March 31, 2018 from $5.3 million during the prior-year period. The increase was due to costs related to branch relocations, remodels, and maintenance. Additionally, we frequently experience increases in rent, leasehold improvements, and computer equipment as we renew existing branch leases.

Marketing. Marketing expenses increased $0.2 million, or 20.6%, to $1.5 million during the three months ended March 31, 2018 from $1.2 million during the prior-year period. The increase was due to more convenience check mailings and expanded digital marketing.

Other Expenses. Other expenses decreased $0.5 million, or 7.4%, to $6.3 million during the three months ended March 31, 2018 from $6.8 million during the prior-year period. The decrease was primarily due to a $0.6 million decrease in legal and settlement costs and a $0.3 million decrease in costs related to the implementation of our new loan management system, offset by a $0.4 million increase in electronic payment processing costs.

Interest Expense. Interest expense on long-term debt increased $2.0 million, or 37.7%, to $7.2 million during the three months ended March 31, 2018 from $5.2 million during the prior-year period. The increase was primarily due to increases in the average balance of our long-term debt facilities from finance receivable growth, an increase in interest rates, an increase in unused line fees, and additional debt issuance cost amortization related to both the amended senior revolving credit facility and our new warehouse credit facility. The average cost of our combined revolving credit facilities increased 0.77% to 5.14% during the three months ended March 31, 2018 from 4.37% during the prior-year period. The average cost of our long-term debt has increased as we have diversified our long-term funding sources.

Income Taxes. Income taxes increased $0.3 million, or 13.1%, to $2.7 million during the three months ended March 31, 2018 from $2.4 million during the prior-year period. The increase was primarily due to an increase in income before income taxes of $1.3 million and $1.5 million in tax benefits related to the exercise of stock options during the prior-year period, offset by a reduction in our effective tax rate during the three months ended March 31, 2018 as a result of the Tax Act. This legislation makes changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%. Our effective tax rate was 23.8% for both the three months ended March 31, 2018 and the prior-year period. As a result of the passage of the Tax Act, we estimate that our effective tax rate for 2018 will be approximately 25%.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. In connection with our plans to improve our technology infrastructure and to expand our branch network in future years, we will incur approximately $7.0 million to $10.0 million of expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility, our revolving warehouse credit facility, and our amortizing loan, each of which is described below. We believe that cash flow from our operations and borrowings under our long-term debt facilities will be adequate to fund our business for the next twelve months, including initial operating losses of new branches and finance receivable growth of new and existing branches. From time to time, we have increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such increases in the past, there can be no assurance that additional funding will be available (or available on reasonable terms) if and when needed in the future. We continue to seek ways to diversify our long-term funding sources, including through the securitization of certain finance receivables. We expect that new funding sources will be more expensive than our senior revolving credit facility.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $3.0 million, or 10.3%, to $31.8 million during the three months ended March 31, 2018 from $28.8 million during the prior-year period. The increase was primarily due to the growth in the business described above, which produced higher net income, before provision for credit losses.

Investing Activities. Investing activities consist of finance receivables originated and purchased, the purchase of intangible assets, and the purchase of property and equipment for new and existing branches. Net cash used in investing activities during the three months ended March 31, 2018 was $9.8 million, compared to the net cash provided by investing activities of $1.4 million during the prior-year period, a net increase of $11.2 million. The increase in cash used was primarily due to increased net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuances and repurchases of common stock. During the three months ended March 31, 2018, net cash used in financing activities was $21.7 million, a decrease of $8.9 million compared to the $30.5 million net cash used in financing activities during the prior-year period. The decrease was primarily a result of a decrease in net payments on long-term debt of $7.7 million and a $1.2 million decrease in taxes paid related to net share settlements of equity awards.

Financing Arrangements.

Senior Revolving Credit Facility. We entered into a sixth amended and restated senior revolving credit facility with a syndicate of banks in June 2017. The facility provides for up to $638.0 million in availability, with a borrowing base of up to 85% of eligible secured finance receivables and 70% of eligible unsecured finance receivables, in each case, subject to adjustment at certain credit quality levels (81% of eligible secured finance receivables and 66% of eligible unsecured finance receivables as of March 31, 2018). The facility matures in June 2020 and has an accordion provision that allows for the expansion of the facility to $700.0 million. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%. The margin increases to 3.25% if the availability percentage under the facility decreases below 10%. Alternatively, we may pay interest at a rate based on the prime rate (which was 4.75% as of March 31, 2018) plus a margin of 2.00%. The margin increases to 2.25% if the availability percentage under the facility decreases below 10%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance on the credit facility exceeds $413.0 million. Excluding the receivables held by RMR and RMR II, the senior revolving credit facility is secured by substantially all of our finance receivables and the equity interests of the majority of our subsidiaries. The credit agreement contains certain restrictive covenants, including maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions.

Our long-term debt under the senior revolving credit facility was $416.1 million at March 31, 2018, and the amount available for borrowing, but not yet advanced, was $56.3 million. At March 31, 2018, we were in compliance with our debt covenants. A year or more in advance of its June 2020 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A. “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Revolving Warehouse Credit Facility. In June 2017, we entered into a credit agreement providing for a $125.0 million revolving warehouse credit facility. The facility is expandable to $150.0 million, is secured by certain large loan receivables, converts to an amortizing loan in December 2018, and terminates in December 2019. Through October 1, 2017, borrowings under the revolving warehouse credit facility bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2, 2017 and February 5, 2018, the revolving warehouse credit facility margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. We pay an unused commitment fee of between 0.35% and 0.85% per annum, payable monthly, based upon the average daily utilization of the facility. Advances on the facility are capped at 80% of eligible finance receivables. On each sale of receivables, we make certain representations and warranties about the quality and nature of the collateralized receivables. The credit agreement requires us to pay the administrative agent a release fee for the release of receivables in certain circumstances, including circumstances in which the representations and warranties made by us concerning the quality and characteristics of the receivables are inaccurate. As of March 31, 2018, our long-term debt under the facility was $91.6 million and we were in compliance with our debt covenants. We intend to seek an extension of the maturity date of the facility before December 2018.

Amortizing Loan. We entered into a credit agreement in December 2015 providing for a $75.7 million amortizing loan that is secured by certain of our automobile loan receivables. The amortizing loan was amended and restated in November 2017, providing for an additional loan advance of $37.8 million that is secured by certain of our automobile loan receivables. We paid interest of 3.00% per annum on the loan balance. In February 2018, we agreed to lower the advance rate on the loan from 88% to 85% and to increase the interest rate from 3.00% to 3.25%. The amortizing loan terminates in December 2024, and the credit agreement allows us to prepay the loan when the outstanding balance falls below 20% of the original loan amount. On the closing dates of the amortizing loan, we made certain representations and warranties about the quality and nature of the collateralized receivables. The credit agreement requires us to pay the administrative agent a release fee for the release of receivables in certain circumstances, including circumstances in which the representations and warranties made by us concerning the quality and characteristics of the receivables are inaccurate. As of March 31, 2018, our long-term debt under the credit agreement was $42.6 million and we were in compliance with our debt covenants.

Other Financing Arrangements. We have $3.0 million in commercial overdraft capability that assists with our cash management needs for intra-day temporary funding.

Restricted Cash Reserve Accounts.

The credit agreement for the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of March 31, 2018, the warehouse facility cash reserve requirement totaled $1.1 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $7.1 million as of March 31, 2018.

As required under the credit agreement for the amortizing loan, we deposited $3.7 million of cash proceeds into a restricted cash reserve account at closing. The reserve requirement decreased to $1.7 million in June 2016 following our satisfaction of certain provisions of the credit agreement. The credit agreement was amended and restated in November 2017 with a cash reserve requirement of $1.3 million, which will remain until the termination of the facility. The amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $2.9 million as of March 31, 2018.

In addition, our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves ($6.7 million as of March 31, 2018) against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a $0.3 million cash-collateralized letter of credit in favor of the ceding company.

Interest Rate Caps.

As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of March 31, 2018, we held interest rate cap contracts with an aggregate notional principal amount of $250.0 million and 2.50% strike rates against the one-month LIBOR. The interest rate caps have maturities of April 2018 ($150.0 million), March 2019 ($50.0 million), and June 2020 ($50.0 million). When the one-month LIBOR exceeds 2.50%, the counterparty reimburses us for the excess over 2.50%. No payment is required by us or the counterparty when the one-month LIBOR is below 2.50%.

In April 2018, we purchased two additional interest rate cap contracts with an aggregate notional principal amount of $300.0 million. The interest rate caps have maturities of April 2020 ($100.0 million) and April 2021 ($200.0 million), with 3.25% and 3.50% strike rates, respectively, against the one-month LIBOR.

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of March 31, 2018, the cash reserves were $6.7 million. We have also purchased a cash collateralized letter of credit in favor of the ceding company. As of March 31, 2018, the letter of credit was $0.3 million.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP and conform to general practices within the consumer finance industry. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities for the periods indicated in the financial statements. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

We initiate repossession proceedings when, in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed vehicle inventory through sales conducted by independent automobile auction organizations after the required post-repossession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

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

We recognize income on credit life insurance using the sum-of-the-years’ digits or straight-line methods over the terms of the policies. We recognize income on credit accident and health insurance using the average of the sum-of-the-years’ digits and the straight-line methods over the terms of the policies. We recognize income on credit-related property and automobile insurance using the straight-line or sum-of-the-years’ digits methods over the terms of the policies. We recognize income on credit-related involuntary unemployment insurance using the straight-line method over the terms of the policies. Rebates are computed using statutory methods, which in many cases match the GAAP method, and where it does not match, the difference between the GAAP method and the statutory method is recognized in income at the time of rebate. Fee income for non-filing insurance is recognized using the sum-of-the-years’ digits over the loan term.

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

Income Taxes.

We record a tax provision for the anticipated tax consequences of our reported operating results. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future tax rate changes are recognized in the period when the enactment of new rates occurs.

We recognize the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the consolidated financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. As of March 31, 2018, we had not taken any tax position that exceeds the amount described above.

Pursuant to the adoption of an accounting standard update issued in March 2016 and effective for fiscal year 2017, we recognize the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of our consolidated statements of income. These tax benefits and deficiencies were previously recognized within additional paid-in-capital on our balance sheet.

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

We also are exposed to changes in interest rates as a result of our borrowing activities. We maintain liquidity and fund our business operations in large part through borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At March 31, 2018, the outstanding balances under the senior revolving credit facility and the revolving warehouse credit facility were $416.1 million and $91.6 million, respectively. The interest rate that we pay on each credit facility is a variable rate.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at a rate equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Alternatively, we may pay interest under the senior revolving credit facility at a rate based on the prime rate, plus a margin of 2.00%, increasing to 2.25% when the availability percentage is below 10%. Through October 1, 2017, borrowings under the revolving warehouse credit facility bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2, 2017 and February 5, 2018, the revolving warehouse credit facility margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. As of March 31, 2018, our LIBOR rates under the senior revolving credit facility and warehouse revolving credit facility were 1.88% and 2.31%, respectively.

Interest rates on borrowings under the senior revolving credit facility and the revolving warehouse credit facility were approximately 4.89% and 4.98%, respectively, for the three months ended March 31, 2018, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at March 31, 2018, an increase of 100 basis points in LIBOR rates would result in approximately $5.1 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

As of March 31, 2018, we had purchased interest rate caps to manage interest rate risk associated with a notional $250.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR and reimburse us for the difference when the one-month LIBOR exceeds 2.50%. The interest rate caps have maturities of April 2018 ($150.0 million), March 2019 ($50.0 million), and June 2020 ($50.0 million).

In April 2018, we purchased two additional interest rate cap contracts with an aggregate notional principal amount of $300.0 million. The interest rate caps have maturities of April 2020 ($100.0 million) and April 2021 ($200.0 million), with 3.25% and 3.50% strike rates, respectively, against the one-month LIBOR.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

On March 1, 2017, the Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit (the “Appellate Court”). After hearing oral arguments on November 17, 2017, the Appellate Court issued a summary order on January 26, 2018 affirming the District Court’s order denying Plaintiffs leave to file a third amended complaint. The deadline for Plaintiffs to file a petition for a writ of certiorari with the United States Supreme Court was April 26, 2018. The Plaintiffs did not pursue an appeal with the United States Supreme Court, and therefore, this matter is fully resolved and concluded.

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

Other than with respect to the risk factors set forth below, there have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (which was filed with the SEC on February 23, 2018), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Cooperation Agreement, dated as of January 26, 2018, between Basswood Capital Management, L.L.C. and the Company	8-K	001-3547	10.1	01/29/2018

10.2	Second Amendment to Sixth Amended and Restated Loan and Security Agreement, dated as of February 20, 2018, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Bank of America, N.A., as agent	—	—	—	—	X

10.3	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 20, 2018, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, Wells Fargo Bank, National Association, as lender, and Wells Fargo Securities, LLC, as administrative agent	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2018 and the year ended December 31, 2017; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: May 1, 2018	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)