Form 10-Q
period 2018-06-30
Regional Management Corp.
filed 2018-08-06
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2018, the registrant had outstanding 11,790,357 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash	$2,799	$5,230
Gross finance receivables	1,121,711	1,066,650
Unearned finance charges and insurance premiums	(274,473)	(249,187)

Finance receivables	847,238	817,463
Allowance for credit losses	(48,450)	(48,910)

Net finance receivables	798,788	768,553
Restricted cash	26,356	16,787
Property and equipment	12,072	12,294
Intangible assets	10,785	10,607
Other assets	17,420	16,012

Total assets	$868,220	$829,483

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$595,765	$571,496
Unamortized debt issuance costs	(7,437)	(4,950)

Net long-term debt	588,328	566,546
Accounts payable and accrued expenses	17,526	18,565
Deferred tax liability	3,832	4,961

Total liabilities	609,686	590,072
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 13,334 shares issued and 11,788 shares outstanding at June 30, 2018 and 13,205 shares issued and 11,659 shares outstanding at December 31, 2017)	1,333	1,321
Additional paid-in-capital	96,369	94,384
Retained earnings	185,878	168,752
Treasury stock (1,546 shares at June 30, 2018 and December 31, 2017)	(25,046)	(25,046)

Total stockholders’ equity	258,534	239,411

Total liabilities and stockholders’ equity	$868,220	$829,483

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$120	$70
Finance receivables	232,354	137,239
Allowance for credit losses	(9,929)	(7,129)
Restricted cash	19,700	10,734
Other assets	110	119

Total assets	$242,355	$141,033

Liabilities
Net long-term debt	$206,962	$116,658
Accounts payable and accrued expenses	44	53

Total liabilities	$207,006	$116,711

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Interest and fee income	$66,829	$59,787	$132,980	$119,042
Insurance income, net	2,882	3,085	6,271	6,890
Other income	2,705	2,466	5,790	5,226

Total revenue	72,416	65,338	145,041	131,158

Expenses
Provision for credit losses	20,203	18,589	39,718	37,723
Personnel	19,390	18,387	40,618	36,555
Occupancy	5,478	5,419	11,096	10,704
Marketing	2,258	1,779	3,711	2,984
Other	6,089	6,057	12,382	12,853

Total general and administrative expenses	33,215	31,642	67,807	63,096
Interest expense	7,915	5,221	15,092	10,434

Income before income taxes	11,083	9,886	22,424	19,905
Income taxes	2,601	3,751	5,298	6,136

Net income	$8,482	$6,135	$17,126	$13,769

Net income per common share:
Basic	$0.73	$0.53	$1.47	$1.19

Diluted	$0.70	$0.52	$1.42	$1.17

Weighted average shares outstanding:
Basic	11,658	11,554	11,638	11,524

Diluted	12,138	11,730	12,084	11,723

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2016	12,996	$1,300	$92,432	$138,789	$(25,046)	$207,475
Issuance of restricted stock awards	74	7	(7)	—	—	—
Exercise of stock options	289	29	305	—	—	334
Shares withheld related to net share settlement	(154)	(15)	(2,006)	—	—	(2,021)
Share-based compensation	—	—	3,660	—	—	3,660
Net income	—	—	—	29,963	—	29,963

Balance, December 31, 2017	13,205	$1,321	$94,384	$168,752	$(25,046)	$239,411

Issuance of restricted stock awards	97	10	(10)	—	—	—
Exercise of stock options	89	8	—	—	—	8
Shares withheld related to net share settlement	(57)	(6)	(509)	—	—	(515)
Share-based compensation	—	—	2,504	—	—	2,504
Net income	—	—	—	17,126	—	17,126

Balance, June 30, 2018 (unaudited)	13,334	$1,333	$96,369	$185,878	$(25,046)	$258,534

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$17,126	$13,769
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	39,718	37,723
Depreciation and amortization	4,071	3,231
Loss on disposal of property and equipment	50	92
Share-based compensation	3,369	2,090
Fair value adjustment on interest rate caps	(139)	49
Deferred income taxes, net	(1,129)	(1,743)
Changes in operating assets and liabilities:
Increase in other assets	(1,271)	(1,814)
Decrease in accounts payable and accrued expenses	(1,705)	(1,770)

Net cash provided by operating activities	60,090	51,627

Cash flows from investing activities:
Net originations of finance receivables	(69,954)	(45,965)
Purchases of intangible assets	(1,183)	(3,064)
Purchases of property and equipment	(1,667)	(2,228)
Proceeds from disposal of property and equipment	—	558

Net cash used in investing activities	(72,804)	(50,699)

Cash flows from financing activities:
Net payments on senior revolving credit facility	(68,889)	(6,256)
Payments on amortizing loan	(20,487)	(12,406)
Net advances (payments) on revolving warehouse credit facility	(36,374)	24,032
Advances on securitization	150,000	—
Payments for debt issuance costs	(3,711)	(3,086)
Taxes paid related to net share settlement of equity awards	(687)	(1,647)

Net cash provided by financing activities	19,852	637

Net change in cash and restricted cash	7,138	1,565
Cash and restricted cash at beginning of period	22,017	12,743

Cash and restricted cash at end of period	$29,155	$14,308

Supplemental cash flow information
Interest paid	$14,249	$8,662

Income taxes paid	$5,543	$10,105

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash	$2,799	$5,230	$3,678	$4,446
Restricted cash	26,356	16,787	10,630	8,297

Total cash and restricted cash	$29,155	$22,017	$14,308	$12,743

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile loans but ceased such originations in November 2017. As of June 30, 2018, the Company operated branches in 340 locations in the states of Alabama (46 branches), Georgia (8 branches), New Mexico (18 branches), North Carolina (36 branches), Oklahoma (28 branches), South Carolina (67 branches), Tennessee (22 branches), Texas (98 branches), and Virginia (17 branches) under the name Regional Finance. The Company consolidated two net branches during the six months ended June 30, 2018.

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

Variable interest entities: The Company transfers pools of loans to wholly-owned, bankruptcy-remote, special purpose entities (each, an “SPE”) to secure debt for general funding purposes. These entities have the limited purpose of acquiring finance receivables and holding and making payments on the related debts. Assets transferred to each SPE are legally isolated from the Company and its affiliates, as well as the claims of the Company’s and its affiliates’ creditors. Further, the assets of each SPE are owned by such SPE and are not available to satisfy the debts or other obligations of the Company or any of its affiliates. The Company continues to service the finance receivables transferred to the SPEs. The lenders and investors in the debt issued by the SPEs generally only have recourse to the assets of the SPEs and do not have recourse to the general credit of the Company.

The SPEs’ debt arrangements are structured to provide enhancements to the lenders and investors, including in the form of overcollateralization (the principal balance of the collateral exceeds the balance of the debt) and reserve funds (restricted cash held by the SPEs). These enhancements, along with the isolated finance receivables pools, increase the creditworthiness of the SPEs above that of the Company as a whole. This increases the marketability of the Company’s collateral for borrowing purposes, leading to more favorable borrowing terms, improved interest rate risk management, and additional flexibility to grow the business.

The SPEs are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. The Company is considered to be the primary beneficiary of the SPEs because it has (i) power over the significant activities through its role as servicer of the finance receivables under each debt arrangement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through the Company’s interest in the monthly residual cash flows of the SPEs after each debt is paid.

Consolidation of VIEs results in these transactions being accounted for as secured borrowings; therefore, the pooled receivables and the related debts remain on the consolidated balance sheet of the Company. Each debt is secured solely by the assets of the VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment on each debt, and restricted cash held by the VIEs can only be used to support payments on the debt. The Company recognizes revenue and provision for credit losses on the finance receivables of the VIEs and interest expense on the related secured debt.

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

In February 2016, the FASB issued an accounting update to increase transparency and comparability of accounting for lease transactions. The update requires all leases to be recognized on the balance sheet as lease assets and lease liabilities and requires both quantitative and qualitative disclosures regarding key information about leasing arrangements. All of the Company’s leases are currently classified as operating leases, with no lease assets or lease liabilities recorded. The update is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The implementation of the accounting update will create lease assets and lease liabilities and have an impact on the Company’s debt covenants. The Company is working with its lenders to address any issues before implementation and continues to evaluate and quantify the potential impacts of this update on its consolidated financial statements.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

In thousands	June 30, 2018	December 31, 2017
Small loans	$384,690	$375,772
Large loans	392,101	347,218
Automobile loans	39,414	61,423
Retail loans	31,033	33,050

Finance receivables	$847,238	$817,463

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	June 30, 2018
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$316,058	82.1%	$335,842	85.7%	$28,040	71.1%	$24,830	80.0%	$704,770	83.1%
1 to 29 days past due	40,285	10.5%	36,659	9.3%	8,465	21.5%	4,101	13.2%	89,510	10.6%

Delinquent accounts
30 to 59 days	9,601	2.5%	7,441	1.9%	1,131	2.9%	713	2.4%	18,886	2.3%
60 to 89 days	6,389	1.7%	4,667	1.2%	567	1.4%	480	1.5%	12,103	1.4%
90 to 119 days	4,591	1.2%	2,922	0.8%	534	1.4%	326	1.0%	8,373	1.0%
120 to 149 days	3,770	1.0%	2,431	0.6%	374	0.9%	282	0.9%	6,857	0.8%
150 to 179 days	3,996	1.0%	2,139	0.5%	303	0.8%	301	1.0%	6,739	0.8%

Total delinquency	$28,347	7.4%	$19,600	5.0%	$2,909	7.4%	$2,102	6.8%	$52,958	6.3%

Total finance receivables	$384,690	100.0%	$392,101	100.0%	$39,414	100.0%	$31,033	100.0%	$847,238	100.0%

Finance receivables in nonaccrual status	$14,835	3.9%	$9,612	2.5%	$1,841	4.7%	$1,002	3.2%	$27,290	3.2%

	December 31, 2017
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$301,114	80.1%	$299,467	86.3%	$43,140	70.2%	$25,730	77.8%	$669,451	81.9%
1 to 29 days past due	39,412	10.5%	29,211	8.4%	13,387	21.8%	4,523	13.7%	86,533	10.6%

Delinquent accounts
30 to 59 days	9,738	2.6%	5,949	1.6%	2,162	3.6%	879	2.7%	18,728	2.2%
60 to 89 days	8,755	2.3%	4,757	1.4%	1,046	1.7%	739	2.2%	15,297	1.9%
90 to 119 days	6,881	1.9%	3,286	1.0%	701	1.1%	471	1.5%	11,339	1.4%
120 to 149 days	5,284	1.4%	2,537	0.7%	636	1.0%	408	1.2%	8,865	1.1%
150 to 179 days	4,588	1.2%	2,011	0.6%	351	0.6%	300	0.9%	7,250	0.9%

Total delinquency	$35,246	9.4%	$18,540	5.3%	$4,896	8.0%	$2,797	8.5%	$61,479	7.5%

Total finance receivables	$375,772	100.0%	$347,218	100.0%	$61,423	100.0%	$33,050	100.0%	$817,463	100.0%

Finance receivables in nonaccrual status	$19,634	5.2%	$9,753	2.8%	$2,461	4.0%	$1,339	4.1%	$33,187	4.1%

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017
Balance at beginning of period	$47,750	$41,000	$48,910	$41,250
Provision for credit losses	20,203	18,589	39,718	37,723
Credit losses	(20,666)	(19,003)	(42,686)	(39,997)
Recoveries	1,163	1,414	2,508	3,024

Balance at end of period	$48,450	$42,000	$48,450	$42,000

In September 2017, the Company recorded a $3.0 million increase to the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by hurricanes. As of June 30, 2018, the allowance for credit losses no longer requires or includes an incremental hurricane allowance.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance April 1, 2018	Provision	Credit Losses	Recoveries	Balance June 30, 2018	Finance Receivables June 30, 2018	Allowance as Percentage of Finance Receivables June 30, 2018
Small loans	$23,366	$12,720	$(12,782)	$665	$23,969	$384,690	6.2%
Large loans	18,589	6,784	(6,002)	327	19,698	392,101	5.0%
Automobile loans	3,316	64	(873)	135	2,642	39,414	6.7%
Retail loans	2,479	635	(1,009)	36	2,141	31,033	6.9%

Total	$47,750	$20,203	$(20,666)	$1,163	$48,450	$847,238	5.7%

In thousands	Balance April 1, 2017	Provision	Credit Losses	Recoveries	Balance June 30, 2017	Finance Receivables June 30, 2017	Allowance as Percentage of Finance Receivables June 30, 2017
Small loans	$20,575	$11,082	$(11,542)	$795	$20,910	$348,742	6.0%
Large loans	12,675	6,124	(5,023)	224	14,000	267,921	5.2%
Automobile loans	5,775	825	(1,724)	334	5,210	79,861	6.5%
Retail loans	1,975	558	(714)	61	1,880	30,243	6.2%

Total	$41,000	$18,589	$(19,003)	$1,414	$42,000	$726,767	5.8%

In thousands	Balance January 1, 2018	Provision	Credit Losses	Recoveries	Balance June 30, 2018	Finance Receivables June 30, 2018	Allowance as Percentage of Finance Receivables June 30, 2018
Small loans	$24,749	$24,003	$(26,156)	$1,373	$23,969	$384,690	6.2%
Large loans	17,548	13,663	(12,198)	685	19,698	392,101	5.0%
Automobile loans	4,025	585	(2,340)	372	2,642	39,414	6.7%
Retail loans	2,588	1,467	(1,992)	78	2,141	31,033	6.9%

Total	$48,910	$39,718	$(42,686)	$2,508	$48,450	$847,238	5.7%

In thousands	Balance January 1, 2017	Provision	Credit Losses	Recoveries	Balance June 30, 2017	Finance Receivables June 30, 2017	Allowance as Percentage of Finance Receivables June 30, 2017
Small loans	$21,770	$22,245	$(24,744)	$1,639	$20,910	$348,742	6.0%
Large loans	11,460	11,727	(9,652)	465	14,000	267,921	5.2%
Automobile loans	5,910	2,563	(4,056)	793	5,210	79,861	6.5%
Retail loans	2,110	1,188	(1,545)	127	1,880	30,243	6.2%

Total	$41,250	$37,723	$(39,997)	$3,024	$42,000	$726,767	5.8%

Impaired finance receivables as a percentage of total finance receivables were 2.4% and 2.1% as of June 30, 2018 and December 31, 2017, respectively. The following is a summary of finance receivables evaluated for impairment for the periods indicated:

	June 30, 2018
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$6,291	$12,553	$1,422	$115	$20,381
Finance receivables evaluated collectively	378,399	379,548	37,992	30,918	826,857

Finance receivables outstanding	$384,690	$392,101	$39,414	$31,033	$847,238

Impaired receivables in nonaccrual status	$541	$973	$143	$29	$1,686

Amount of the specific reserve for impaired accounts	$1,729	$3,101	$280	$22	$5,132

Amount of the general component of the allowance	$22,240	$16,597	$2,362	$2,119	$43,318

	December 31, 2017
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$5,094	$10,303	$1,724	$109	$17,230
Finance receivables evaluated collectively	370,678	336,915	59,699	32,941	800,233

Finance receivables outstanding	$375,772	$347,218	$61,423	$33,050	$817,463

Impaired receivables in nonaccrual status	$707	$931	$129	$31	$1,798

Amount of the specific reserve for impaired accounts	$1,190	$2,183	$373	$20	$3,766

Amount of the general component of the allowance	$23,559	$15,365	$3,652	$2,568	$45,144

The average recorded investment in impaired finance receivables and the amount of interest income recognized on impaired loans for the periods indicated are as follows:

	Three Months Ended June 30,
	2018		2017 (1)
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Small loans	$6,272	$342	$3,810
Large loans	12,318	486	7,851
Automobile loans	1,512	17	2,201
Retail loans	105	2	111

Total	$20,207	$847	$13,973

	Six Months Ended June 30,
	2018		2017 (1)
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Small loans	$5,868	$666	$3,351
Large loans	11,693	932	7,406
Automobile loans	1,589	65	2,286
Retail loans	101	9	106

Total	$19,251	$1,672	$13,149

(1)	It was not practical to compute the amount of interest income recognized on impaired loans prior to fiscal year 2018.

Note 4. Interest Rate Caps

The Company has purchased interest rate cap contracts with an aggregate notional principal amount of $400.0 million. Each contract contains a strike rate against the one-month LIBOR (2.09% and 1.56% as of June 30, 2018 and December 31, 2017, respectively). The interest rate caps have maturities of March 2019 ($50.0 million with 2.50% strike rate), April 2020 ($100.0 million with 3.25% strike rate), June 2020 ($50.0 million with 2.50% strike rate), and April 2021 ($200.0 million with 3.50% strike rate). When the one-month LIBOR exceeds the strike rate, the counterparty reimburses the Company for the excess over the strike rate. No payment is required by the Company or the counterparty when the one-month LIBOR is below the strike rate. The following is a summary of changes in the rate caps:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017
Balance at beginning of period	$219	$27	$98	$62
Purchases	481	100	481	100
Fair value adjustment included in interest expense	18	(14)	139	(49)

Balance at end of period, included in other assets	$718	$113	$718	$113

Note 5. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	June 30, 2018			December 31, 2017
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$383,180	$(1,814)	$381,366	$452,050	$(2,162)	$449,888
Amortizing loan	32,893	(344)	32,549	53,380	(547)	52,833
Revolving warehouse credit facility	29,692	(1,925)	27,767	66,066	(2,241)	63,825
RMIT 2018-1 securitization	150,000	(3,354)	146,646	—	—	—

Total	$595,765	$(7,437)	$588,328	$571,496	$(4,950)	$566,546

Unused amount of revolving credit facilities (subject to borrowing base)	$375,128			$244,884

Senior Revolving Credit Facility: In June 2017, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $585 million to $638 million and extend the maturity of the facility from August 2019 to June 2020. The facility has an accordion provision that allows for the expansion of the facility to $700 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, plus 70% of eligible unsecured finance receivables. These advance rates are subject to adjustment at certain credit quality levels (82% of eligible secured finance receivables and 67% of eligible unsecured finance receivables as of June 30, 2018). As of June 30, 2018, the Company had $67.1 million of eligible borrowing capacity under the facility. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one and six months, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 2.09% and 1.56% at June 30, 2018 and December 31, 2017, respectively. Alternatively, the Company may pay interest at the prime rate, plus a 2.00% margin, increasing to 2.25% when the availability percentage is below 10%. The prime rate was 5.00% and 4.50% at June 30, 2018 and December 31, 2017, respectively. The Company pays an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $413.0 million.

Variable Interest Entity Debt: As part of its overall funding strategy, the Company has transferred certain finance receivables to VIEs for asset-backed financing transactions, including securitizations. The following debt arrangements are issued by the Company’s SPEs, which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. The Company is considered to be the primary beneficiary because it has (i) power over the significant activities through its role as servicer of the finance receivables under each debt arrangement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through the Company’s interest in the monthly residual cash flows of the SPEs after each debt is paid.

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $16.4 million and $8.6 million as of June 30, 2018 and December 31, 2017, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

At each sale of receivables from the Company’s affiliates to the SPEs, the Company makes certain representations and warranties about the quality and nature of the collateralized receivables. The debt arrangements require the Company to repurchase the receivables in certain circumstances, including circumstances in which the representations and warranties made by the Company concerning the quality and characteristics of the receivables are inaccurate. Assets transferred to each SPE are legally isolated from the Company and its affiliates, as well as the claims of the Company’s and its affiliates’ creditors. Further, the assets of each SPE are owned by such SPE and are not available to satisfy the debts or other obligations of the Company or any of its affiliates.

Amortizing Loan: In November 2017, the Company and its wholly-owned SPE, Regional Management Receivables, LLC (“RMR I”), amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan. The amended and restated credit agreement provided for an additional advance in the amount of $37.8 million and extended the maturity date to December 2024. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR I. Advances on this debt were at a rate of 88%. RMR I held $1.3 million in restricted cash reserves as of June 30, 2018 to satisfy provisions of the credit agreement. Borrowings previously bore interest, payable monthly, at a rate of 3.00%. In February 2018, the Company agreed to lower the advance rate to 85% and increase the interest rate to 3.25%. The credit agreement allows the Company to prepay the loan when the outstanding balance falls below 20% of the original loan amount.

Revolving Warehouse Credit Facility: In June 2017, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), entered into a credit agreement providing for a $125 million revolving warehouse credit facility to RMR II, which was subsequently expanded to $150 million in May 2018. The credit agreement converts to an amortizing loan in December 2018 and terminates in December 2019. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. RMR II held $0.4 million in restricted cash reserves as of June 30, 2018 to satisfy provisions of the credit agreement. Borrowings under the facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. In October 2017 and February 2018, the margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with the Company’s conversion to a new loan origination and servicing system. The three-month LIBOR was 2.34% and 1.69% at June 30, 2018 and December 31, 2017, respectively. RMR II pays an unused commitment fee of between 0.35% and 0.85% based upon the average daily utilization of the facility.

RMIT 2018-1 Securitization: In June 2018, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and its indirect wholly-owned SPE, Regional Management Issuance Trust 2018-1 (“RMIT 2018-1”), completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2018-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-1. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. The debt is secured by finance receivables that RMIT 2018-1 purchased from the Company’s affiliates. RMIT 2018-1 held $1.7 million in restricted cash reserves as of June 30, 2018 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-1 securitization bear interest, payable monthly, at a weighted average rate of 3.93%. Prior to maturity in July 2027, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period.

The carrying amounts of consolidated VIE assets and liabilities are as follows:

In thousands	June 30, 2018	December 31, 2017
Assets
Cash	$120	$70
Finance receivables	232,354	137,239
Allowance for credit losses	(9,929)	(7,129)
Restricted cash	19,700	10,734
Other assets	110	119

Total assets	$242,355	$141,033

Liabilities
Net long-term debt	$206,962	$116,658
Accounts payable and accrued expenses	44	53

Total liabilities	$207,006	$116,711

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At June 30, 2018, the Company was in compliance with all debt covenants.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	June 30, 2018		December 31, 2017
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$2,799	$2,799	$5,230	$5,230
Restricted cash	26,356	26,356	16,787	16,787
Level 2 inputs
Interest rate caps	718	718	98	98
Level 3 inputs
Net finance receivables	798,788	798,788	768,553	768,553
Repossessed assets	208	208	431	431
Liabilities
Level 3 inputs
Long-term debt	595,765	595,765	571,496	571,496

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

Note 7. Income Taxes

Income tax expense differed from the amount computed by applying the federal income tax rate to total income before income taxes as a result of the following:

	Three Months Ended June 30,
	2018		2017
In thousands	$	%	$	%
Federal tax expense at statutory rate	$2,327	21.0%	$3,460	35.0%
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	389	3.5%	278	2.8%
Excess tax benefits from share-based awards	(170)	(1.5)%	(36)	(0.4)%
Other	55	0.5%	49	0.5%

	$2,601	23.5%	$3,751	37.9%

	Six Months Ended June 30,
	2018		2017
In thousands	$	%	$	%
Federal tax expense at statutory rate	$4,709	21.0%	$6,967	35.0%
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	768	3.4%	524	2.6%
Excess tax benefits from share-based awards	(308)	(1.4)%	(1,488)	(7.5)%
Other	129	0.6%	133	0.7%

	$5,298	23.6%	$6,136	30.8%

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act made changes to U.S. tax law, including a reduction in the federal corporate tax rate from 35.0% to 21.0%. The 14.0% rate decrease for the six months ended June 30, 2018 was partially offset by a decrease in excess tax benefits from share-based awards compared to the six months ended June 30, 2017. As a result, the Company’s total effective tax rate decreased 7.2% for the six months ended June 30, 2018 compared to the prior-year period.

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

Pursuant to the adoption of an accounting standard update issued in March 2016 and effective beginning in fiscal year 2017, the Company recognizes the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of the consolidated statements of income. These tax benefits and deficiencies were previously recognized within additional paid-in-capital on the Company’s consolidated balance sheet.

Note 8. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2018	2017	2018	2017
Numerator:
Net income	$8,482	$6,135	$17,126	$13,769

Denominator:
Weighted average shares outstanding for basic earnings per share	11,658	11,554	11,638	11,524
Effect of dilutive securities	480	176	446	199

Weighted average shares adjusted for dilutive securities	12,138	11,730	12,084	11,723

Earnings per share:
Basic	$0.73	$0.53	$1.47	$1.19

Diluted	$0.70	$0.52	$1.42	$1.17

Options to purchase 138 thousand and 249 thousand shares of common stock were outstanding during the three and six months ended June 30, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 9. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of June 30, 2018, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.6 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of June 30, 2018, there were 1.1 million shares available for grant under the 2015 Plan.

For the three months ended June 30, 2018 and 2017, the Company recorded share-based compensation expense of $1.8 million and $1.3 million, respectively. The Company recorded $3.4 million and $2.1 million in share-based compensation for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, unrecognized share-based compensation expense to be recognized over future periods approximated $10.3 million. This amount will be recognized as expense over a weighted-average period of 2.0 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards except for cash-settled performance units, which are classified as liabilities.

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

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Six Months Ended June 30,
	2018	2017
Expected volatility	41.63%	43.95%
Expected dividends	0.00%	0.00%
Expected term (in years)	5.99	5.96
Risk-free rate	2.66%	2.09%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the six months ended June 30, 2018:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	958	$17.39
Granted	112	28.25
Exercised	(89)	16.62
Forfeited	—	—
Expired	—	—

Options outstanding at June 30, 2018	981	$18.69	7.1	$16,007

Options exercisable at June 30, 2018	703	$17.03	6.5	$12,639

The following table provides additional stock option information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2018	2017	2018	2017
Weighted-average grant date fair value per share	$—	$8.72	$12.39	$8.90
Intrinsic value of options exercised	$574	$78	$1,604	$4,802
Fair value of stock options that vested	$—	$258	$199	$559

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the six months ended June 30, 2018:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2018	201	$17.33
Granted	59	28.25
Vested	—	—
Forfeited	(78)	14.92

Non-vested units at June 30, 2018	182	$21.89

The following table provides additional RSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average grant date fair value per unit	$—	$—	$28.25	$19.99

Cash-settled performance units: CSPUs will be settled in cash at the end of the performance measurement period and are classified as a liability. The value of CSPUs bears no relationship to the value of the Company’s common stock. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes CSPU activity during the six months ended June 30, 2018:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2018	3,484	$1.00
Granted	1,660	1.00
Vested	—	—
Forfeited	(1,162)	1.00

Non-vested units at June 30, 2018	3,982	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the six months ended June 30, 2018:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2018	53	$19.36
Granted	98	24.70
Vested	(34)	21.09
Forfeited	—	—

Non-vested shares at June 30, 2018	117	$23.33

The following table provides additional restricted stock information:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2018	2017	2018	2017
Weighted-average grant date fair value per share	$34.39	$20.88	$24.70	$18.38
Fair value of restricted stock awards that vested	$651	$345	$711	$390

Note 10. Commitments and Contingencies

In the normal course of business, the Company has been named as a defendant in legal actions in connection with its activities. Some of the actual or threatened legal actions include claims for compensatory and punitive damages or claims for indeterminate amounts of damages. The Company contests liability and the amount of damages, as appropriate, in each pending matter.

Where available information indicates that it is probable that a liability has been incurred and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to net income. As of June 30, 2018, the Company had accrued $0.2 million for these matters.

However, in many legal actions, it is inherently difficult to determine whether any loss is probable, or even reasonably possible, or to estimate the amount of loss. This is particularly true for actions that are in their early stages of development or where plaintiffs seek indeterminate damages. In addition, even where a loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible loss or range of loss. Before a loss, additional loss, range of loss, or range of additional loss can be reasonably estimated for any given action, numerous issues may need to be resolved, including through lengthy discovery, following determination of important factual matters, and/or by addressing novel or unsettled legal questions.

For certain other legal actions, the Company can estimate reasonably possible losses, additional losses, ranges of loss, or ranges of additional loss in excess of amounts accrued, but the Company does not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on the consolidated financial statements.

While the Company will continue to identify legal actions where it believes a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that the Company has not yet been notified of or are not yet determined to be probable, or reasonably possible and reasonable to estimate.

The Company expenses legal costs as they are incurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (which was filed with the SEC on February 23, 2018), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (which was filed with the SEC on May 1, 2018), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 340 locations in the states of Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia as of June 30, 2018. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, which includes our branches, direct mail campaigns, retailers, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our loan portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified products include:

•

Small Loans (≤$2,500) – As of June 30, 2018, we had 257.1 thousand small installment loans outstanding, representing $384.7 million in finance receivables. This included 94.7 thousand small loan convenience checks, representing $124.0 million in finance receivables.

•

Large Loans (>$2,500) – As of June 30, 2018, we had 90.6 thousand large installment loans outstanding, representing $392.1 million in finance receivables. This included 2.3 thousand large loan convenience checks, representing $6.6 million in finance receivables.

•

Automobile Loans – As of June 30, 2018, we had 5.1 thousand automobile purchase loans outstanding, representing $39.4 million in finance receivables. This included 3.0 thousand indirect automobile loans and 2.1 thousand direct automobile loans, representing $25.6 million and $13.8 million in finance receivables, respectively.

•	Retail Loans – As of June 30, 2018, we had 21.7 thousand retail purchase loans outstanding, representing $31.0 million in finance receivables.

•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 13.2% from $657.4 million in 2016 to $744.2 million in 2017. Average finance receivables grew 14.9% from $710.5 million in the first six months of 2017 to $816.2 million in the first six months of 2018. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened eight net new branches in the first six months of 2017. We opened one new branch and consolidated three branches during the first six months of 2018. We believe that we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

Product Mix. We are exposed to different credit risks and charge different interest rates and fees with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we may further diversify our product mix in the future. The interest rates and fees vary from state to state, depending upon the competitive environment and relevant laws and regulations.

Asset Quality and Allowance for Credit Losses. Our results of operations are highly dependent upon the credit quality of our loan portfolio. The credit quality of our loan portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as we grow our loan portfolio. The allowance for credit losses calculation uses the current delinquency profile and historical delinquency roll rates as key data points in estimating the allowance. We believe that the primary underlying factors driving the provision for credit losses for each loan type are our underwriting standards, the general economic conditions in the areas in which we conduct business, loan portfolio growth, and the effectiveness of our collection efforts. In addition, the market for repossessed automobiles at auction is another underlying factor that we believe influences the provision for credit losses for automobile purchase loans and, to a lesser extent, large loans. We monitor these factors, and the amount and past due status of delinquencies for all loans one or more days past due, to identify trends that might require us to modify the allowance for credit losses.

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on our revolving credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of June 30, 2018, we held four interest rate cap contracts with an aggregate notional principal amount of $400.0 million. The interest rate caps have maturities of March 2019 ($50.0 million, 2.50% strike rate), April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.5% strike rate). As of June 30, 2018, the one-month LIBOR was 2.09%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate. In addition, the interest rate on a portion of our long-term debt (the amortizing loan and the RMIT 2018-1 securitization) is fixed. As of June 30, 2018, 97.8% of our long-term debt was at a fixed rate or covered by interest rate cap contracts.

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our receivable efficiency ratio (annualized sum of general and administrative expenses divided by average finance receivables) was 16.6% for the first six months of 2018, compared to 17.8% for the same period of 2017. We believe this ratio is generally in line with industry standards for companies of our size, and we expect that it will continue to decline in future years as we continue to grow our loan portfolio and control expense growth.

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

Insurance Income, Net. Our insurance operations are a material part of our overall business and are integral to our lending activities. Insurance income, net consists primarily of earned premiums, net of certain direct costs, from the sale of various optional payment and collateral protection insurance products offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. Direct costs included in insurance income are claims paid, claims reserves, ceding fees, and premium taxes paid. We do not provide for the allocation to insurance income, net of any other home office or branch administrative costs associated with managing our insurance operations, managing our captive insurance company, marketing and selling insurance products, legal and compliance review, or internal audits. All of these costs are included in general and administrative expenses in our consolidated income statement.

Our primary insurance products include optional credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. The type and terms of our optional insurance products vary from state to state based on applicable laws and regulations. We require that customers maintain property insurance on any personal property securing loans, and we offer customers the option of providing proof of such insurance purchased from a third party in lieu of purchasing property insurance from us. We also require proof of insurance on any vehicles securing loans, and in select markets, we offer vehicle single interest insurance on vehicles used as collateral on small and large loans. In addition, before we ceased originating automobile loans in November 2017, we offered a guaranteed asset protection waiver product, which provides for the forgiveness of any loan balance remaining if the automobile collateral is determined to be a total loss by the primary insurance carrier and insurance proceeds are insufficient to pay off the customer’s loan in full.

Apart from the various optional payment and collateral protection insurance products that we offer to our customers, on certain loans, we also collect a fee from our customers and in turn purchase non-file insurance from an unaffiliated insurance company for our benefit in lieu of recording and perfecting our security interest in personal property collateral. Non-file insurance protects us from credit losses where, following an event of default, we are unable to take possession of personal property collateral because our security interest is not perfected (for example, in certain instances where a customer files for bankruptcy and our claim is deemed to be unsecured because we have not taken action to perfect our security interest in the related personal property collateral). In such circumstances, non-file insurance generally will pay an amount equal to the lesser of the loan balance or the collateral value.

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

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of June 30, 2018, the restricted cash balance for these cash reserves was $6.7 million. The unaffiliated insurance company maintains the reserves for non-life claims. Insurance income, net includes all of the above-described insurance premiums, claims, and expenses.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, fees for extending the due date of a loan, returned check charges, and commissions earned from the sale of an auto club product are included in other income.

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we estimate as sufficient to maintain an allowance for credit losses at an adequate level to provide for estimated losses on the related finance receivable portfolio. Credit loss experience, delinquency of finance receivables, loan portfolio growth, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that reflects forecasted future credit losses over the estimated loss emergence period (the interval of time between the event which caused a borrower to default and our recording of the credit loss) for each finance receivable type. Changes in our delinquency and net credit loss rates may result in changes to our provision for credit losses. Substantial adjustments to the allowance may be necessary if there are significant changes in economic conditions or loan portfolio performance.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average finance receivables (annualized):

	2Q 18		2Q 17		YTD 18		YTD 17
In thousands	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$66,829	32.7%	$59,787	33.8%	$132,980	32.6%	$119,042	33.5%
Insurance income, net	2,882	1.4%	3,085	1.7%	6,271	1.5%	6,890	1.9%
Other income	2,705	1.3%	2,466	1.4%	5,790	1.4%	5,226	1.5%

Total revenue	72,416	35.4%	65,338	36.9%	145,041	35.5%	131,158	36.9%

Expenses
Provision for credit losses	20,203	9.9%	18,589	10.5%	39,718	9.7%	37,723	10.6%

Personnel	19,390	9.5%	18,387	10.4%	40,618	10.0%	36,555	10.3%
Occupancy	5,478	2.7%	5,419	3.1%	11,096	2.7%	10,704	3.0%
Marketing	2,258	1.1%	1,779	1.0%	3,711	0.9%	2,984	0.8%
Other	6,089	2.9%	6,057	3.4%	12,382	3.0%	12,853	3.7%

Total general and administrative	33,215	16.2%	31,642	17.9%	67,807	16.6%	63,096	17.8%

Interest expense	7,915	3.9%	5,221	2.9%	15,092	3.7%	10,434	2.9%

Income before income taxes	11,083	5.4%	9,886	5.6%	22,424	5.5%	19,905	5.6%
Income taxes	2,601	1.3%	3,751	2.1%	5,298	1.3%	6,136	1.7%

Net income	$8,482	4.1%	$6,135	3.5%	$17,126	4.2%	$13,769	3.9%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following table summarizes the quarterly trend of our financial results:

	Quarterly Trend
In thousands, except per share amounts	2Q 17	3Q 17	4Q 17	1Q 18	2Q 18	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$59,787	$63,615	$66,377	$66,151	$66,829	$678	$7,042
Insurance income, net	3,085	3,095	3,076	3,389	2,882	(507)	(203)
Other income	2,466	2,484	2,654	3,085	2,705	(380)	239

Total revenue	65,338	69,194	72,107	72,625	72,416	(209)	7,078

Expenses
Provision for credit losses	18,589	20,152	19,464	19,515	20,203	(688)	(1,614)

Personnel	18,387	19,534	19,903	21,228	19,390	1,838	(1,003)
Occupancy	5,419	5,480	5,346	5,618	5,478	140	(59)
Marketing	1,779	2,303	1,841	1,453	2,258	(805)	(479)
Other	6,057	6,523	6,929	6,293	6,089	204	(32)

Total general and administrative	31,642	33,840	34,019	34,592	33,215	1,377	(1,573)

Interest expense	5,221	6,658	6,816	7,177	7,915	(738)	(2,694)

Income before income taxes	9,886	8,544	11,808	11,341	11,083	(258)	1,197
Income taxes	3,751	3,235	923	2,697	2,601	96	1,150

Net income	$6,135	$5,309	$10,885	$8,644	$8,482	$(162)	$2,347

Net income per common share:
Basic	$0.53	$0.46	$0.94	$0.74	$0.73	$(0.01)	$0.20

Diluted	$0.52	$0.45	$0.92	$0.72	$0.70	$(0.02)	$0.18

Weighted-average shares outstanding:
Basic	11,554	11,563	11,592	11,618	11,658	(40)	(104)

Diluted	11,730	11,812	11,875	12,030	12,138	(108)	(408)

Net interest margin	$60,117	$62,536	$65,291	$65,448	$64,501	$(947)	$4,384

Net credit margin	$41,528	$42,384	$45,827	$45,933	$44,298	$(1,635)	$2,770

	2Q 17	3Q 17	4Q 17	1Q 18	2Q 18	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$727,533	$779,850	$829,483	$814,809	$868,220	$53,411	$140,687

Finance receivables	$726,767	$774,856	$817,463	$804,956	$847,238	$42,282	$120,471

Allowance for credit losses	$42,000	$47,400	$48,910	$47,750	$48,450	$700	$6,450

Long-term debt	$497,049	$538,351	$571,496	$550,377	$595,765	$45,388	$98,716

Comparison of June 30, 2018, Versus June 30, 2017

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $35.9 million, or 10.3%, to $384.7 million at June 30, 2018, from $348.7 million at June 30, 2017. The increase was primarily due to increased marketing and receivables growth in branches opened during 2016 and 2017.

•

Large Loans (>$2,500) – Large loans outstanding increased by $124.2 million, or 46.3%, to $392.1 million at June 30, 2018, from $267.9 million at June 30, 2017. The increase was primarily due to increased marketing and the transition of small loan customers to large loans.

•

Automobile Loans – Automobile loans outstanding decreased by $40.4 million, or 50.6%, to $39.4 million at June 30, 2018, from $79.9 million at June 30, 2017. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio. We expect the automobile loan portfolio to liquidate at a slightly faster rate in 2018 compared to 2017.

•	Retail Loans – Retail loans outstanding increased $0.8 million, or 2.6%, to $31.0 million at June 30, 2018, from $30.2 million at June 30, 2017.

	Finance Receivables by Product
In thousands	2Q 18	1Q 18	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	2Q 17	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$384,690	$360,470	$24,220	6.7%	$348,742	$35,948	10.3%
Large loans	392,101	363,931	28,170	7.7%	267,921	124,180	46.3%

Total core loans	776,791	724,401	52,390	7.2%	616,663	160,128	26.0%
Automobile loans	39,414	48,704	(9,290)	(19.1)%	79,861	(40,447)	(50.6)%
Retail loans	31,033	31,851	(818)	(2.6)%	30,243	790	2.6%

Total finance receivables	$847,238	$804,956	$42,282	5.3%	$726,767	$120,471	16.6%

Number of branches at period end	340	341	(1)	(0.3)%	347	(7)	(2.0)%
Average finance receivables per branch	$2,492	$2,361	$131	5.5%	$2,094	$398	19.0%

Comparison of the Three Months Ended June 30, 2018, Versus the Three Months Ended June 30, 2017

Net Income. Net income increased $2.3 million, or 38.3%, to $8.5 million during the three months ended June 30, 2018, from $6.1 million during the prior-year period. The increase was primarily due to an increase in revenue of $7.1 million and a decrease in income taxes of $1.2 million, offset by an increase in provision for credit losses of $1.6 million, an increase in general and administrative expenses of $1.6 million, and an increase in interest expense of $2.7 million.

Revenue. Total revenue increased $7.1 million, or 10.8%, to $72.4 million during the three months ended June 30, 2018, from $65.3 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $7.0 million, or 11.8%, to $66.8 million during the three months ended June 30, 2018, from $59.8 million during the prior-year period. The increase was primarily due to a 15.6% increase in average finance receivables, offset by a 1.1% decrease in average yield.

The following table sets forth the average finance receivables balance and average yield for our loan products:

	Average Finance Receivables for the Quarter Ended			Average Yields for the Quarter Ended
In thousands	2Q 18	2Q 17	YoY % Inc (Dec)	2Q 18	2Q 17	YoY % Inc (Dec)
Small loans	$366,647	$341,184	7.5%	40.1%	42.9%	(2.8)%
Large loans	375,836	253,049	48.5%	28.6%	29.0%	(0.4)%
Automobile loans	43,980	83,082	(47.1)%	16.0%	16.5%	(0.5)%
Retail loans	31,530	30,486	3.4%	18.8%	19.1%	(0.3)%

Total interest and fee yield	$817,993	$707,801	15.6%	32.7%	33.8%	(1.1)%

Total revenue yield	$817,993	$707,801	15.6%	35.4%	36.9%	(1.5)%

Small loan yields decreased 2.8% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Large loan and retail loan yields decreased 0.4% and 0.3%, respectively, compared to the prior-year period as a result of adjusted pricing that reflects current market conditions. Automobile loan yields decreased 0.5% compared to the prior-year period. We anticipate that the automobile loan yields will remain at the current level or decline due to higher-yielding loans paying off or renewing into large loans, leaving the lower-yielding loans in the liquidating automobile loan portfolio. Since we began focusing on large loan growth in early 2015, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated
In thousands	2Q 18	1Q 18	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	2Q 17	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$165,023	$123,756	$41,267	33.3%	$160,380	$4,643	2.9%
Large loans	109,186	88,773	20,413	23.0%	86,771	22,415	25.8%
Automobile loans	—	—	—	0.0%	5,828	(5,828)	(100.0)%
Retail loans	6,713	7,302	(589)	(8.1)%	6,353	360	5.7%

Total net loans originated	$280,922	$219,831	$61,091	27.8%	$259,332	$21,590	8.3%

The following table summarizes the components of interest and fee income:

	Components of Increase in Interest and Fee Income 2Q 18 Compared to 2Q 17 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$2,730	$(2,411)	$(180)	$139
Large loans	8,889	(232)	(113)	8,544
Automobile loans	(1,615)	(108)	51	(1,672)
Retail loans	50	(18)	(1)	31
Product mix	(746)	808	(62)	—

Total increase in interest and fee income	$9,308	$(1,961)	$(305)	$7,042

The $7.0 million increase in interest and fee income during the three months ended June 30, 2018 from the prior-year period was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average finance receivables.

Insurance Income, Net. Insurance income, net decreased $0.2 million, or 6.6%, to $2.9 million during the three months ended June 30, 2018, from $3.1 million during the prior-year period. Annualized insurance income, net represented 1.4% and 1.7% of average finance receivables during the three months ended June 30, 2018 and the prior-year period, respectively. During both the three months ended June 30, 2018 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums and non-file insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses
In thousands	2Q 18	2Q 17	YoY $ B(W)	YoY % B(W)
Earned premiums	$7,507	$6,099	$1,408	23.1%
Claims, reserves, and certain direct expenses	(4,625)	(3,014)	(1,611)	(53.5)%

Insurance income, net	$2,882	$3,085	$(203)	(6.6)%

Earned premiums and costs increased by $1.4 million and $1.6 million, respectively, compared to the prior-year period. The increase in earned premiums was primarily due to loan growth. The increase in direct costs was primarily due to a transition in insurance carriers that caused $0.3 million and $1.6 million of non-file insurance claims to impact net credit losses instead of insurance income, net during the three months ended June 30, 2018 and the prior-year period, respectively.

Other Income. Other income increased $0.2 million, or 9.7%, to $2.7 million during the three months ended June 30, 2018, from $2.5 million during the prior-year period, due to a $0.3 million increase in commissions earned from the sale of our auto club product, offset by a $0.1 million decrease in late charges. The decrease in late charges was primarily due to large loans comprising a greater percentage of our total loan portfolio during the three months ended June 30, 2018, compared to the prior-year period, and our expanded use of electronic payment options to reduce early stage delinquency. The most significant driver of late charges is average active accounts. Average active accounts increased 6.3% since June 30, 2017, while average finance receivables increased 15.6% since June 30, 2017. Annualized other income represented 1.3% of average finance receivables during the three months ended June 30, 2018, compared to 1.4% of average finance receivables during the prior-year period. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account.

Provision for Credit Losses. Our provision for credit losses increased $1.6 million, or 8.7%, to $20.2 million during the three months ended June 30, 2018, from $18.6 million during the prior-year period. The increase was due to an increase in net credit losses of $1.9 million, offset by a $0.3 million decrease in the building of the allowance for credit losses in the current-year period compared to the prior-year period. Annualized provision for credit losses represented 9.9% of average finance receivables during the three months ended June 30, 2018, compared to 10.5% of average finance receivables during the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Net Credit Losses. Net credit losses increased $1.9 million, or 10.9%, to $19.5 million during the three months ended June 30, 2018, from $17.6 million during the prior-year period. The increase was primarily due to a $110.2 million increase in average finance receivables over the prior-year period and $1.1 million of net credit losses that were a result of the hurricanes that impacted our branches in August 2017. Annualized net credit losses as a percentage of average finance receivables were 9.5% during the three months ended June 30, 2018, compared to 9.9% during the prior-year period. The current-year period included 0.5% attributable to the $1.1 million increase in net credit losses that were a result of the hurricanes and 0.2% from the temporary shift of $0.3 million in non-file insurance claims into net credit losses. The prior-year period included 0.9% from the temporary shift of $1.6 million in non-file insurance claims into net credit losses. We believe that the improvement in annualized net credit losses as a percentage of average finance receivables is attributable in part to the positive results generated by our new centralized late-stage collections department and credit tightening actions implemented in 2017, and we expect that these results will continue throughout 2018.

Delinquency Performance. Our June 30, 2018 contractual delinquency as a percentage of total finance receivables decreased to 6.3% from 6.5% as of June 30, 2017.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	2Q 18		2Q 17
Allowance for credit losses	$48,450	5.7%	$42,000	5.8%

Current	704,770	83.1%	599,344	82.5%
1 to 29 days past due	89,510	10.6%	80,064	11.0%

Delinquent accounts:
30 to 59 days	18,886	2.3%	17,018	2.3%
60 to 89 days	12,103	1.4%	10,726	1.5%
90 to 119 days	8,373	1.0%	7,793	1.0%
120 to 149 days	6,857	0.8%	6,302	0.9%
150 to 179 days	6,739	0.8%	5,520	0.8%

Total contractual delinquency	$52,958	6.3%	$47,359	6.5%

Total finance receivables	$847,238	100.0%	$726,767	100.0%

	Contractual Delinquency by Product
In thousands	2Q 18		2Q 17
Small loans	$28,347	7.4%	$26,610	7.6%
Large loans	19,600	5.0%	13,839	5.2%
Automobile loans	2,909	7.4%	5,172	6.5%
Retail loans	2,102	6.8%	1,738	5.7%

Total contractual delinquency	$52,958	6.3%	$47,359	6.5%

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	2Q 18			2Q 17
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Small loans	$384,690	$23,969	6.2%	$348,742	$20,910	6.0%
Large loans	392,101	19,698	5.0%	267,921	14,000	5.2%

Total core loans	776,791	43,667	5.6%	616,663	34,910	5.7%
Automobile loans	39,414	2,642	6.7%	79,861	5,210	6.5%
Retail loans	31,033	2,141	6.9%	30,243	1,880	6.2%

Total	$847,238	$48,450	5.7%	$726,767	$42,000	5.8%

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $1.6 million, or 5.0%, to $33.2 million during the three months ended June 30, 2018, from $31.6 million during the prior-year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased to 16.2% during the three months ended June 30, 2018, from 17.9% during the prior-year period. We believe that our receivable efficiency ratio will continue to decline in future years as we continue to grow our loan portfolio and control expense growth. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $1.0 million, or 5.5%, to $19.4 million during the three months ended June 30, 2018, from $18.4 million during the prior-year period. We experienced several offsetting changes in personnel expense during the three months ended June 30, 2018, compared to the prior-year period, including aggregate salary expense increases of $1.3 million due to added headcount in our information technology department, costs related to building the centralized late-stage collections department, and an increase in branch headcount to effectively service active account growth since June 30, 2017. Corporate incentive compensation expense increased $0.5 million compared to the prior-year period primarily due to the 2018 annual grant of awards (which have three-year performance targets) under our long-term incentive plan. Executive separation costs decreased $0.4 million and employee relocation costs and contract labor both decreased $0.2 million, respectively, compared to the prior-year period.

Occupancy. Occupancy expenses increased $0.1 million, or 1.1%, to $5.5 million during the three months ended June 30, 2018, from $5.4 million during the prior-year period. The increase was due to costs related to branch relocations, remodels, and maintenance. Additionally, we frequently experience increases in rent, leasehold improvements, and computer equipment expense as we renew existing branch leases.

Marketing. Marketing expenses increased $0.5 million, or 26.9%, to $2.3 million during the three months ended June 30, 2018, from $1.8 million during the prior-year period. The increase was due to more convenience check mailings and expanded digital marketing.

Other Expenses. Other expenses remained constant at $6.1 million during both the three months ended June 30, 2018 and 2017. The current-year period included a $0.3 million decrease in costs related to the implementation of our new loan management system, offset by a $0.3 million increase in electronic payment processing costs compared to the prior-year period.

Interest Expense. Interest expense on long-term debt increased $2.7 million, or 51.6%, to $7.9 million during the three months ended June 30, 2018, from $5.2 million during the prior-year period. The increase was primarily due to increases in the average balance of our long-term debt facilities from finance receivable growth, an increase in interest rates, an increase in unused line fees, and additional debt issuance cost amortization related to both the amended senior revolving credit facility and our warehouse credit facility. The average cost of our combined revolving credit facilities increased 1.20% to 5.61% during the three months ended June 30, 2018, from 4.41% during the prior-year period. The average cost of our long-term debt has increased as we have diversified our long-term funding sources.

Income Taxes. Income taxes decreased $1.2 million, or 30.7%, to $2.6 million during the three months ended June 30, 2018, from $3.8 million during the prior-year period. The decrease was primarily due to a reduction in our effective tax rate during the three months ended June 30, 2018 as a result of the Tax Act, offset by an increase in income before taxes of $1.2 million. The Tax Act makes changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%. Our effective tax rates were 23.5% and 37.9% for the three months ended June 30, 2018 and the prior-year period, respectively. As a result of the passage of the Tax Act, we estimate that our effective tax rate for 2018 will be approximately 25%.

Comparison of the Six Months Ended June 30, 2018, Versus the Six Months Ended June 30, 2017

Net Income. Net income increased $3.4 million, or 24.4%, to $17.1 million during the six months ended June 30, 2018, from $13.8 million during the prior-year period. The increase was primarily due to an increase in revenue of $13.9 million and a decrease in income taxes of $0.8 million, offset by an increase in provision for credit losses of $2.0 million, an increase in general and administrative expenses of $4.7 million, and an increase in interest expense of $4.7 million.

Revenue. Total revenue increased $13.9 million, or 10.6%, to $145.0 million during the six months ended June 30, 2018, from $131.2 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $13.9 million, or 11.7%, to $133.0 million during the six months ended June 30, 2018, from $119.0 million during the prior-year period. The increase was primarily due to a 14.9% increase in average finance receivables, offset by a 0.9% decrease in average yield.

The following table sets forth the average finance receivables balance and average yield for our loan products:

	Average Finance Receivables for the Six Months Ended			Average Yields for the Six Months Ended
In thousands	YTD 18	YTD 17	YoY % Inc (Dec)	YTD 18	YTD 17	YoY % Inc (Dec)
Small loans	$368,570	$346,752	6.3%	40.1%	42.4%	(2.3)%
Large loans	365,865	246,564	48.4%	28.5%	28.8%	(0.3)%
Automobile loans	49,715	85,580	(41.9)%	15.7%	16.5%	(0.8)%
Retail loans	32,091	31,569	1.7%	18.7%	18.8%	(0.1)%

Total interest and fee yield	$816,241	$710,465	14.9%	32.6%	33.5%	(0.9)%

Total revenue yield	$816,241	$710,465	14.9%	35.5%	36.9%	(1.4)%

Small loan yields decreased 2.3% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Large loan yields decreased 0.3% compared to the prior-year period as a result of adjusted pricing that reflects current market conditions. Automobile loan yields decreased 0.8% compared to the prior-year period. We anticipate that the automobile loan yields will remain at the current level or decline due to higher-yielding loans paying off or renewing into large loans, leaving the lower-yielding loans in the liquidating automobile loan portfolio. Since we began focusing on large loan growth in early 2015, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated
In thousands	YTD 18	YTD 17	YTD $ Inc (Dec)	YTD % Inc (Dec)
Small loans	$288,779	$275,739	$13,040	4.7%
Large loans	197,959	143,791	54,168	37.7%
Automobile loans	—	14,617	(14,617)	(100.0)%
Retail loans	14,015	12,617	1,398	11.1%

Total net loans originated	$500,753	$446,764	$53,989	12.1%

The following table summarizes the components of interest and fee income:

	Components of Increase in Interest and Fee Income YTD 18 Compared to YTD 17 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$4,625	$(3,978)	$(250)	$397
Large loans	17,166	(317)	(153)	16,696
Automobile loans	(2,967)	(363)	152	(3,178)
Retail loans	49	(26)	—	23
Product mix	(1,150)	1,389	(239)	—

Total increase in interest and fee income	$17,723	$(3,295)	$(490)	$13,938

The $13.9 million increase in interest and fee income during the six months ended June 30, 2018 from the prior-year period was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average finance receivables.

Insurance Income, Net. Insurance income, net decreased $0.6 million, or 9.0%, to $6.3 million during the six months ended June 30, 2018, from $6.9 million during the prior-year period. Annualized insurance income, net represented 1.5% and 1.9% of average finance receivables during the six months ended June 30, 2018 and the prior-year period, respectively. During both the six months ended June 30, 2018 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums and non-file insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses
In thousands	YTD 18	YTD 17	YoY $ B(W)	YoY % B(W)
Earned premiums	$15,131	$11,968	$3,163	26.4%
Claims, reserves, and certain direct expenses	(8,860)	(5,078)	(3,782)	(74.5)%

Insurance income, net	$6,271	$6,890	$(619)	(9.0)%

Earned premiums and costs increased $3.2 million and $3.8 million, respectively, compared to the prior-year period. The increase in earned premiums was primarily due to loan growth. The increase in direct costs was primarily due to a $1.8 million increase in non-file claims expense compared to the prior-year period, as well as a transition in insurance carriers that caused $0.9 million and $2.6 million of non-file insurance claims to impact net credit losses instead of insurance income, net during the six months ended June 30, 2018 and the prior-year period, respectively. The increase in non-file claims expense was primarily due to an increase in the severity of non-file claims. As large loans have become a larger percentage of our loan portfolio, the severity of non-file claims has increased. We are considering various ways to lower our non-file insurance claims expense in the future.

Other Income. Other income increased $0.6 million, or 10.8%, to $5.8 million during the six months ended June 30, 2018, from $5.2 million during the prior-year period, due to a $0.7 million increase in commissions earned from the sale of our auto club product, offset by a $0.1 million decrease in late charges. The decrease in late charges was primarily due to large loans comprising a greater percentage of our total loan portfolio during the six months ended June 30, 2018, compared to the prior-year period, and our expanded use of electronic payments to reduce early stage delinquency. The most significant driver of late charges is average active accounts. Average active accounts increased 5.6% since June 30, 2017, while average finance receivables increased 14.9% since June 30, 2017. Annualized other income represented 1.4% of average finance receivables during the six months ended June 30, 2018, compared to 1.5% of average finance receivables during the prior-year period. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account.

Provision for Credit Losses. Our provision for credit losses increased $2.0 million, or 5.3%, to $39.7 million during the six months ended June 30, 2018, from $37.7 million during the prior-year period. The increase was due to an increase in net credit losses of $3.2 million, offset by a $0.5 million release in the allowance for credit losses in the current-year period, compared to a $0.8 million build in the allowance for credit losses during the prior-year period. Annualized provision for credit losses represented 9.7% of average finance receivables during the six months ended June 30, 2018, compared to 10.6% of average finance receivables during the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Net Credit Losses. Net credit losses increased $3.2 million, or 8.7%, to $40.2 million during the six months ended June 30, 2018, from $37.0 million during the prior-year period. The increase was primarily due to a $105.8 million increase in average finance receivables over the prior-year period and $1.9 million of net credit losses that were a result of the hurricanes that impacted our branches in August 2017. Annualized net credit losses as a percentage of average finance receivables were 9.8% during the six months ended June 30, 2018, compared to 10.4% during the prior-year period. The current-year period included 0.4% attributable to the $1.9 million increase in net credit losses as a result of the hurricanes and 0.2% from the temporary shift of $0.9 million in non-file insurance claims into net credit losses. The prior-year period included 0.7% from the temporary shift of $2.6 million in non-file insurance claims into net credit losses. We believe that the improvement in annualized net credit losses as a percentage of average finance receivables is attributable in part to the positive results generated by our centralized late-stage collections department and credit tightening actions implemented in 2017, and we expect that these results will continue throughout 2018.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $4.7 million, or 7.5%, to $67.8 million during the six months ended June 30, 2018, from $63.1 million during the prior-year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased to 16.6% during the six months ended June 30, 2018, from 17.8% during the prior-year period. We believe that our receivable efficiency ratio will continue to decline in future years as we continue to grow our loan portfolio and control expense growth. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $4.1 million, or 11.1%, to $40.6 million during the six months ended June 30, 2018, from $36.6 million during the prior-year period. We experienced several offsetting changes in personnel expense during the six months ended June 30, 2018, compared to the prior-year period, including aggregate salary expense increases of $2.7 million due to added headcount in our information technology department and centralized late-stage collections department, and an increase in branch headcount to effectively service active account growth since June 30, 2017. Corporate incentive compensation expense increased $1.2 million compared to the prior-year period primarily due to the 2018 annual grant of awards (which have three-year performance targets) under our long-term incentive plan. Branch incentive expense increased $0.9 million due to a historically low branch incentive payout in the prior-year period and the implementation of a revised branch incentive plan during the six months ended June 30, 2018 that rewards branch personnel more heavily for loan production. We expect annual 2018 branch incentive expense as a percentage of average finance receivables to be in line with 2017. Executive separation costs and contract labor decreased $0.4 million and $0.3 million, respectively, compared to the prior-year period.

Occupancy. Occupancy expenses increased $0.4 million, or 3.7%, to $11.1 million during the six months ended June 30, 2018 from $10.7 million during the prior-year period. The increase was due to costs related to branch relocations, remodels, and maintenance. Additionally, we frequently experience increases in rent, leasehold improvements, and computer equipment expense as we renew existing branch leases.

Marketing. Marketing expenses increased $0.7 million, or 24.4%, to $3.7 million during the six months ended June 30, 2018, from $3.0 million during the prior-year period. The increase was due to more convenience check mailings and expanded digital marketing.

Other Expenses. Other expenses decreased $0.5 million, or 3.7%, to $12.4 million during the six months ended June 30, 2018, from $12.9 million during the prior-year period. The decrease was primarily due to a $0.7 million decrease in legal and settlement costs and a $0.6 million decrease in costs related to the implementation of our new loan management system, offset by a $0.7 million increase in electronic payment processing costs.

Interest Expense. Interest expense on long-term debt increased $4.7 million, or 44.6%, to $15.1 million during the six months ended June 30, 2018, from $10.4 million during the prior-year period. The increase was primarily due to increases in the average balance of our long-term debt facilities from finance receivable growth, an increase in interest rates, an increase in unused line fees, and additional debt issuance cost amortization related to both the amended senior revolving credit facility and our warehouse credit facility. The average cost of our combined revolving credit facilities increased 0.99% to 5.36% during the six months ended June 30, 2018, from 4.37% during the prior-year period. The average cost of our long-term debt has increased as we have diversified our long-term funding sources.

Income Taxes. Income taxes decreased $0.8 million, or 13.7%, to $5.3 million during the six months ended June 30, 2018, from $6.1 million during the prior-year period. The decrease was primarily due to a reduction in our effective tax rate during the six months ended June 30, 2018 as a result of the Tax Act, offset by tax benefits related to the exercise of stock options during the prior-year period and an increase in income before taxes of $2.5 million in the current-year period. The Tax Act makes changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%. Our effective tax rates were 23.6% and 30.8% for the six months ended June 30, 2018 and the prior-year period, respectively. As a result of the passage of the Tax Act, we estimate that our effective tax rate for 2018 will be approximately 25%.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. In connection with our plans to improve our technology infrastructure and to expand our branch network in future years, we expect to incur approximately $7.0 million to $10.0 million of expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility, our revolving warehouse credit facility, our amortizing loan, and asset-backed securitization transaction, each of which is described below.

We believe that cash flow from our operations and borrowings under our long-term debt facilities will be adequate to fund our business for the next twelve months, including initial operating losses of new branches and finance receivable growth of new and existing branches. From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving periods of our warehouse credit facility and our RMIT 2018-1 securitization end in December 2018 and June 2020, respectively. There can be no assurance that we will be able to secure an extension of the warehouse credit facility or close additional securitization transactions if and when needed in the future.

We are continuing to seek ways to diversify our long-term funding sources, though new funding sources may be more expensive than our existing funding sources.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $8.5 million, or 16.4%, to $60.1 million during the six months ended June 30, 2018, from $51.6 million during the prior-year period. The increase was primarily due to the growth in our business described above, which produced higher net income, before provision for credit losses.

Investing Activities. Investing activities consist of finance receivables originated and purchased, the purchase of intangible assets, and the purchase of property and equipment for new and existing branches. Net cash used in investing activities during the six months ended June 30, 2018 was $72.8 million, compared to $50.7 million during the prior-year period, a net increase of $22.1 million. The increase in cash used was primarily due to increased net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuances of common stock. During the six months ended June 30, 2018, net cash provided by financing activities was $19.9 million, an increase of $19.2 million compared to $0.6 million during the prior-year period. The increase was primarily a result of advances on the RMIT 2018-1 securitization of $150.0 million, offset by an increase in net payments on other long-term debt of $131.7 million.

Financing Arrangements.

Senior Revolving Credit Facility. In June 2017, we amended and restated our senior revolving credit facility to, among other things, increase the availability under the facility from $585 million to $638 million and extend the maturity of the facility from August 2019 to June 2020. The facility has an accordion provision that allows for the expansion of the facility to $700 million. Excluding the receivables held by our variable interest entities, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables and 70% of eligible unsecured finance receivables. These advance rates are subject to adjustment at certain credit quality levels (82% of eligible secured finance receivables and 67% of eligible unsecured finance receivables as of June 30, 2018). Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one and six months (one-month LIBOR was 2.09% as of June 30, 2018), with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. Alternatively, we may pay interest at the prime rate (5.00% as of June 30, 2018) plus a 2.00% margin, increasing to 2.25% when the availability percentage is below 10%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $413.0 million.

Our long-term debt under the senior revolving credit facility was $383.2 million as of June 30, 2018, and the amount available for borrowing, but not yet advanced, was $67.1 million. A year or more in advance of its June 2020 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A. “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Variable Interest Entity Debt. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated SPEs for asset-backed financing transactions, including securitizations. The following debt arrangements are issued by our SPEs, which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables purchased from our affiliated companies. At each sale of receivables to the SPEs, we make certain representations and warranties about the quality and nature of the collateralized receivables. The debt arrangements require us to repurchase the receivables from the SPEs in certain circumstances, including circumstances in which the representations and warranties made by us concerning the quality and characteristics of the receivables are inaccurate. Assets transferred to SPEs are legally isolated from each of our other affiliated companies (including Regional Management Corp.) and from the claims of such affiliated companies’ creditors. Further, the assets of the SPEs are not available to satisfy the debts or other obligations of affiliated companies. The lenders and investors in the debt issued by the SPEs generally only have recourse to the assets of the SPEs and do not have recourse to the general credit of any other affiliated company. See Part II, Item 1A. “Risk Factors” and the filings referenced therein for a discussion of risks related to our variable interest entity debt.

Amortizing Loan. In November 2017, we amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan. The amended and restated credit agreement provided for an additional advance in the amount of $37.8 million and extended the maturity date to December 2024. The debt is secured by finance receivables purchased from our affiliated companies. Advances on this debt were at a rate of 88%. Borrowings previously bore interest, payable monthly, at a rate of 3.00%. In February 2018, we agreed to lower the advance rate to 85% and increase the interest rate to 3.25%. The credit agreement allows us to prepay the loan when the outstanding balance falls below 20% of the original loan amount. As of June 30, 2018, our long-term debt under the credit agreement was $32.9 million.

Revolving Warehouse Credit Facility. In June 2017, we entered into a credit agreement providing for a $125 million revolving warehouse credit facility, which was subsequently expanded to $150 million in May 2018. The credit agreement converts to an amortizing loan in December 2018 and terminates in December 2019. The debt is secured by finance receivables purchased from our affiliated companies. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR (2.34% as of June 30, 2018), plus a margin of 3.50%. In October 2017 and February 2018, the margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. We pay an unused commitment fee of between 0.35% and 0.85%, based upon the average daily utilization of the facility. As of June 30, 2018, our long-term debt under the facility was $29.7 million. We intend to seek an extension of the maturity date of the facility before December 2018.

RMIT 2018-1 Securitization. In June 2018, we completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. The debt is secured by finance receivables originated by our affiliated companies. Borrowings under the securitization bear interest, payable monthly, at a weighted average rate of 3.93%. Prior to maturity in July 2027, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period. As of June 30, 2018, our long-term debt under the securitization was $150.0 million.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At June 30, 2018, we were in compliance with all debt covenants.

Restricted Cash Reserve Accounts.

Amortizing Loan. As required under the credit agreement, we deposited $3.7 million of cash proceeds into a restricted cash reserve account at closing. The reserve requirement decreased to $1.7 million in June 2016 following our satisfaction of certain provisions of the credit agreement. The credit agreement was amended and restated in November 2017 with a cash reserve requirement of $1.3 million, which will remain until the termination of the facility. The amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.8 million as of June 30, 2018.

Revolving Warehouse Credit Facility. The credit agreement requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of June 30, 2018, the warehouse facility cash reserve requirement totaled $0.4 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $0.8 million as of June 30, 2018.

RMIT 2018-1 Securitization. As required under the credit agreement, we deposited $1.7 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $13.8 million as of June 30, 2018.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves ($6.7 million as of June 30, 2018) against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a $0.2 million cash-collateralized letter of credit in favor of the ceding company.

Interest Rate Caps.

As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of June 30, 2018, we held four interest rate cap contracts with an aggregate notional principal amount of $400.0 million. The interest rate caps have maturities of March 2019 ($50.0 million, 2.50% strike rate), April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate). As of June 30, 2018, the one-month LIBOR was 2.09%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate.

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of June 30, 2018, the cash reserves were $6.7 million. We have also purchased a cash collateralized letter of credit in favor of the ceding company. As of June 30, 2018, the letter of credit was $0.2 million.

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

Credit Losses.

Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for future losses on our finance receivables. We charge credit losses against the allowance when the account becomes 180 days delinquent, subject to certain exceptions. Our policy for non-titled accounts in a confirmed bankruptcy is to charge them off at 60 days delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. Subsequent recoveries, if any, are credited to the allowance. Loss experience, the loss emergence period, contractual delinquency of finance receivables by loan type, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or loan portfolio performance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

We recognize the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the consolidated financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. As of June 30, 2018, we had not taken any tax position that exceeds the amount described above.

Pursuant to the adoption of an accounting standard update issued in March 2016 and effective for fiscal year 2017, we recognize the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of our consolidated statements of income. These tax benefits and deficiencies were previously recognized within additional paid-in-capital on our consolidated balance sheet.

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

We also are exposed to changes in interest rates as a result of our borrowing activities. We maintain liquidity and fund our business operations in large part through borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At June 30, 2018, the outstanding balances under the senior revolving credit facility and the revolving warehouse credit facility were $533.2 million and $29.7 million, respectively. The interest rate that we pay on each credit facility is a variable rate.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at a rate equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Alternatively, we may pay interest under the senior revolving credit facility at a rate based on the prime rate, plus a margin of 2.00%, increasing to 2.25% when the availability percentage is below 10%. Borrowings under the revolving warehouse credit facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2017 and February 2018, the revolving warehouse credit facility margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. As of June 30, 2018, our LIBOR rates under the senior revolving credit facility and warehouse revolving credit facility were 2.09% and 2.34%, respectively.

Interest rates on borrowings under the senior revolving credit facility and the revolving warehouse credit facility were approximately 5.13% and 6.08%, respectively, for the six months ended June 30, 2018, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at June 30, 2018, an increase of 100 basis points in LIBOR rates would result in approximately $4.1 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

We have purchased interest rate caps to manage the risk associated with an aggregate notional $400.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR and reimburse us for the difference when the one-month LIBOR exceeds the strike rate. The interest rate caps have maturities of March 2019 ($50.0 million, 2.50% strike rate), April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate).

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

The Company is involved in various legal proceedings and related actions that have arisen in the ordinary course of its business that have not been fully adjudicated. The Company’s management does not believe that these matters, when ultimately concluded and determined, will have a material adverse effect on its financial condition, liquidity, or results of operations.

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

Our securitization may expose us to financing and other risks, and there can be no assurance that we will be able to access the securitization market in the future, which may require us to seek more costly financing.

We completed our first securitization in June 2018, and we may in the future securitize certain of our finance receivables to generate cash to originate new finance receivables or to pay our outstanding indebtedness. In such transactions, we typically convey a pool of finance receivables to a special purpose entity, which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the issuing entity issues non-recourse notes or certificates pursuant to the terms of an indenture and/or amended and restated trust agreement, which then are transferred to the special purpose entity in exchange for the finance receivables. The securities issued by the issuing entity are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we typically receive the cash proceeds from the sale of the securities issued by the issuing entity, all residual interests, if any, in the cash flows from the finance receivables after payment of the securities, and a 100% beneficial interest in the issuing entity.

Although we successfully completed our first securitization in June 2018, we can give no assurances that we will be able to complete additional securitizations, including if, for example, the securitization markets become constrained. In addition, the value of any subordinated securities that we may retain in our securitizations might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or other factors.

Regional Management Corp. currently acts as the servicer (in such capacity, the “Servicer”) with respect to our first securitization. If the Servicer defaults in its servicing obligations, an early amortization event could occur under the securitization and the Servicer could be replaced as servicer. Servicer defaults include, but are not limited to, the failure of the Servicer to make any payment, transfer, or deposit in accordance with the securitization documents; breaches of representations, warranties, or agreements made by the Servicer under the securitization documents; and the occurrence of certain insolvency events with respect to the Servicer. Such an early amortization event could have materially adverse consequences on our liquidity and cost of funds.

Rating agencies may also affect our ability to execute a securitization transaction or increase the costs we expect to incur from executing securitization transactions, not only by deciding not to issue ratings for our securitization transactions, but also by altering the criteria and process they follow in issuing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated finance receivables for securitization in a manner that effectively reduces the value of those finance receivables by increasing our financing costs or otherwise requiring that we incur additional costs to comply with those processes and criteria. We have no ability to control or predict what actions the rating agencies may take.

Further, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Investment Company Act of 1940, may affect the type of securitization transactions that we are able to complete.

An inability to consummate further securitization transactions on terms similar to our existing securitization transaction, or at all, could have a material adverse effect our business, results of operations, and financial condition.

We may be required to indemnify, or repurchase certain finance receivables from, purchasers of finance receivables that we have sold or securitized, or which we will sell or securitize in the future, if our finance receivables fail to meet certain criteria or characteristics or under other circumstances, which could adversely affect our results of operations, financial condition, and liquidity.

We have entered into certain financing arrangements, including an amortizing loan and a revolving warehouse credit facility, that are secured by certain retail installment contracts and promissory notes (the “Receivables”). In June 2018, we securitized approximately $168.5 million of Receivables. Our operating subsidiaries originated the Receivables and subsequently transferred the Receivables to certain of our wholly-owned subsidiaries that were established for the special purpose of entering into the financing arrangements and the securitization. The documents governing our financing arrangements and securitization contain provisions that require us to repurchase the affected Receivables under certain circumstances. While our financing and securitization documents vary, they generally contain customary provisions that require us and the special purpose entities to make certain representations and warranties about the quality and nature of the Receivables. Together with the special purpose entities, we may be required to repurchase the Receivables if a representation or warranty is later determined to be inaccurate. In such a case, we will be required to pay a repurchase price for the release of the affected Receivables.

We believe that many purchasers of loans and other counterparties to transactions like those provided for in the revolving warehouse credit facility, the amortizing loan, the securitization, and other similar transactions are particularly aware of the conditions under which originators or sellers of such finance receivables must indemnify for or repurchase finance receivables, and may benefit from enforcing any available repurchase remedies. If we are required to repurchase Receivables that we have sold or pledged, it could adversely affect our results of operations, financial condition, and liquidity.

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

At a federal level, these laws and their implementing regulations include, among others, the Truth in Lending Act and Regulation Z, the Consumer Financial Protection Act, the Dodd-Frank Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Electronic Funds Transfer Act, the Federal Trade Commission Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Telephone Consumer Protection Act, and requirements related to unfair, deceptive, or abusive acts or practices. Many states and local jurisdictions have consumer protection laws analogous to, or in addition to, those listed above, such as state debt collection practices laws that apply to first-party lenders. These federal, state, and local laws regulate the manner in which consumer finance companies deal with customers when making loans or conducting other types of financial transactions.

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

The Dodd-Frank Act also may adversely affect the securitization market because it requires, among other things, that the sponsor of a securitization transaction or a majority-owned affiliate of the sponsor retain not less than 5% of the credit risk of the assets collateralizing the asset-backed securities. The final rules implementing the risk retention requirements of Section 941 of the Dodd-Frank Act became effective on February 23, 2015. Compliance with the rule with respect to asset-backed securities collateralized by residential mortgages was required beginning on December 24, 2015, and compliance with the rule with regard to all other classes of asset-backed securities was required beginning on December 24, 2016. The risk retention requirement may limit our ability to securitize loans. The impact of the risk retention rule on the asset-backed securities market remains uncertain. In addition, rules relating to securitizations rated by nationally-recognized statistical rating agencies require that the findings of any third-party due diligence service providers be made publicly available at least five (5) business days prior to the first sale of securities, which has led, and will continue to lead, us to incur additional costs in connection with each securitization.

Our primary regulators are the state regulators for the states in which we operate: Alabama, Georgia, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. We operate each of our branches under licenses granted to us by these state regulators. State regulators may enter our branches and conduct audits of our records and practices at any time, with or without notice. If we fail to observe, or are not able to comply with, applicable legal requirements, we may be forced to discontinue certain product offerings, which could adversely affect our business, results of operations, and financial condition. In addition, violation of these laws and regulations could result in fines and other civil and/or criminal penalties, including the suspension or revocation of our branch licenses, rendering us unable to operate in one or more locations. All of the states in which we operate have laws governing the interest rates and fees that we can charge and required disclosure statements, among other restrictions. Violation of these laws could involve penalties requiring the forfeiture of principal and/or interest and fees that we have charged. Depending on the nature and scope of a violation, fines and other penalties for noncompliance of applicable requirements could be significant and could have a material adverse effect on our business, results of operations, and financial condition.

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

As we enter new markets and develop new products and services, we may become subject to additional local, state, and federal laws and regulations. For example, although we intend to expand into new states, we may encounter unexpected regulatory or other difficulties in these new states, including as it relates to securing the necessary licenses to operate, which may inhibit our growth. As a result, we may not be able to successfully execute our strategies to grow our revenue and earnings.

Our insurance operations are subject to a number of risks and uncertainties.

We market and sell optional credit life, accident and health, personal property, involuntary unemployment, and vehicle single interest insurance to our borrowers in selected markets as an agent for an unaffiliated third-party insurance company. In addition, on certain loans, we collect a fee from our customers and in turn purchase non-file insurance from an unaffiliated insurance company for our benefit in lieu of recording and perfecting our security interest in personal property collateral. The unaffiliated insurance company cedes to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd., the net insurance premium revenue and the associated insurance claims liability for all insurance products, including the non-file insurance that we purchase.

When purchased by a borrower, the optional credit insurance products benefit the borrower by insuring the borrower’s payment obligations on the associated loan in the event of the borrower’s inability to make monthly payments due to death, disability, or involuntary unemployment, or in the event of a casualty event associated with collateral. Payment of the associated premiums can be made by the borrower separately, but except in very rare instances, the borrower finances payment of the premium, with the financed premium included in the balance of the loan. A credit insurance product may be cancelled if, for example, (i) we request cancellation due to the borrower’s default on obligations under the associated loan, (ii) the borrower prepays the principal balance of the associated loan in whole, or (iii) the borrower elects to terminate the credit insurance prior to the expiration of the term thereof (which the borrower may do at any time). Generally, upon any cancellation of credit insurance, the borrower will be entitled to a refund of the unearned premium for the cancelled insurance. We typically refund insurance premiums by reducing the principal balance of the associated loan by the required refund amount, following which the unaffiliated insurance company reimburses us for the refunded amount.

The non-file insurance product protects us from credit losses where, following an event of default, we are unable to take possession of personal property collateral because our security interest is not perfected (for example, in certain instances where a borrower files for bankruptcy and our claim is deemed to be unsecured because we have not taken action to perfect our security interest in the related personal property collateral). In such circumstances, non-file insurance generally will pay an amount equal to the lesser of the loan balance or the collateral value.

In addition to the benefits that credit insurance offers to our borrowers, credit insurance and non-file insurance provide a number of material benefits to our business, financial condition, and results of operations, including:

•	insurance revenue, net of expenses (which include ceding fees and claims payments);

•	increased interest and fee income associated with financed credit insurance premiums; and

•	improved delinquency and net credit loss experience resulting from credit insurance and non-file insurance claims payments.

Our insurance operations, however, are subject to a number of material risks and uncertainties, including changes in laws and regulations, borrower demand for insurance products, claims experience, and insurance carrier relationships. Changes to laws or regulations may, for example, negatively impact our ability to offer one or more of our insurance products or to purchase non-file insurance; the manner in which we are permitted to offer such products; capital and reserve requirements; the frequency and type of regulatory monitoring and reporting; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; and reinsurance operations. In addition, because our borrowers are not required to purchase the credit insurance products that we offer, we cannot be certain that borrower demand for credit insurance products will not decrease in the future. Our insurance operations are also dependent on our lending operations as the sole source of business and product distribution. If our lending operations discontinue offering insurance products, our insurance operations would have no method of distribution. Insurance claims and policyholder liabilities are also difficult to predict and may exceed the related reserves set aside for claims and associated expenses for claims adjudication.

We are also dependent on the continued willingness of unaffiliated third-party insurance companies to participate in the credit insurance market and to offer non-file insurance to us. For example, in 2016, we transitioned our credit insurance business to a new unaffiliated third-party insurance company because the insurance company with which we previously had a relationship made a strategic decision to exit the credit insurance market altogether. While we were able to transition successfully to a new provider in 2016, we cannot be certain that the credit insurance market will remain viable in the future. Further, if our insurance provider is for any reason unable or unwilling to meet its claims and premium reimbursement payment obligations, we would experience increased net credit losses, regulatory scrutiny, litigation, and other expenses.

Finally, in recent years, as large loans have become a larger percentage of our portfolio, the severity of non-file claims has increased and non-file claims expenses have exceeded non-file insurance premiums by a material amount. The resulting net loss from the non-file insurance product is reflected in our insurance income, net. It is uncertain whether the non-file insurance product will be available to us in the future on the same terms as it is today, or at all. If the unaffiliated insurance company were to enforce limitations on our non-file loss ratios or otherwise change the terms under which it offers non-file insurance to us, our net credit losses and loss rates, provision for credit losses, and insurance income, net could increase.

If any of these events, risks, or uncertainties were to occur or materialize, it could have a material adverse effect on our business, financial condition, and results of operations and cash flows.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated June 28, 2018, by and among Regional Management Issuance Trust 2018-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank	8-K	001-35477	4.1	06/29/2018

10.1	Amended and Restated Schedule A-1, effective May 23, 2018, to the Credit Agreement, dated June 20, 2017, by and among Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, as account bank, image file custodian, and backup servicer, Wells Fargo Bank, National Association, as administrative agent, and Credit Suisse AG, New York Branch, as structuring and syndication agent	8-K	001-35477	10.1	05/24/2018

10.2	Sale and Servicing Agreement, dated June 28, 2018, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2018-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2018-1A SUBI	8-K	001-35477	10.1	06/29/2018

10.3	Omnibus Amendment, dated June 28, 2018, by and among Regional Management Receivables II, LLC, Regional Management Corp., Regional Finance Corporation of Alabama, Regional Finance Company of Georgia, LLC, Regional Finance Company of New Mexico, LLC, Regional Finance Corporation of North Carolina, Regional Finance Company of Oklahoma, LLC, Regional Finance Corporation of South Carolina, Regional Finance Corporation of Tennessee, Regional Finance Corporation of Texas, Regional Finance Company of Virginia, LLC, Regional Management North Carolina Receivables Trust, and Wells Fargo Bank National Association, as administrative agent, as acknowledged and agreed to by Wells Fargo Bank, National Association, as Class A committed lender, Class B committed lender, Class A lender agent, and Class B lender agent, Credit Suisse AG, Cayman Islands Branch, as Class A committed lender and Class B committed lender, GIFS Capital Company, LLC, as Class A conduit lender and Class B conduit lender, Credit Suisse AG, New York Branch, as Class A lender agent and Class B lender agent, and Wells Fargo Bank, National Association, not in its individual capacity, but solely as account bank, image file custodian, and backup servicer	8-K	001-35477	10.2	06/29/2018

10.4†	Description of Non-Employee Director Compensation Program					X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1	Section 1350 Certifications	—	—	—	—	X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

101	The following materials from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) the Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2018 and the year ended December 31, 2017; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) the Notes to the Consolidated Financial Statements	—	—	—	—	X

†	Indicates a management contract or a compensatory plan, contract, or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: August 6, 2018	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)