Form 10-Q
period 2018-09-30
Regional Management Corp.
filed 2018-11-08
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2018, the registrant had outstanding 11,791,234 shares of Common Stock, $0.10 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

Assets	September 30, 2018 (Unaudited)	December 31, 2017
Cash	$517	$5,230
Gross finance receivables	1,175,797	1,066,650
Unearned finance charges and insurance premiums	(287,721)	(249,187)

Finance receivables	888,076	817,463
Allowance for credit losses	(55,300)	(48,910)

Net finance receivables	832,776	768,553
Restricted cash	29,327	16,787
Property and equipment	12,540	12,294
Intangible assets	10,429	10,607
Other assets	7,690	16,012

Total assets	$893,279	$829,483

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$611,593	$571,496
Unamortized debt issuance costs	(7,216)	(4,950)

Net long-term debt	604,377	566,546
Accounts payable and accrued expenses	19,510	18,565
Deferred tax liability	1,963	4,961

Total liabilities	625,850	590,072
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 13,336 shares issued and 11,790 shares outstanding at September 30, 2018 and 13,205 shares issued and 11,659 shares outstanding at December 31, 2017)	1,334	1,321
Additional paid-in-capital	97,814	94,384
Retained earnings	193,327	168,752
Treasury stock (1,546 shares at September 30, 2018 and December 31, 2017)	(25,046)	(25,046)

Total stockholders’ equity	267,429	239,411

Total liabilities and stockholders’ equity	$893,279	$829,483

The following table presents the assets and liabilities of our consolidated variable interest entities:
Assets
Cash	$141	$70
Finance receivables	288,401	137,239
Allowance for credit losses	(16,087)	(7,129)
Restricted cash	22,358	10,734
Other assets	123	119

Total assets	$294,936	$141,033

Liabilities
Net long-term debt	$253,335	$116,658
Accounts payable and accrued expenses	29	53

Total liabilities	$253,364	$116,711

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Interest and fee income	$72,128	$63,615	$205,108	$182,657
Insurance income, net	2,898	3,095	9,169	9,985
Other income	2,890	2,484	8,680	7,710

Total revenue	77,916	69,194	222,957	200,352

Expenses
Provision for credit losses	23,640	20,152	63,358	57,875
Personnel	21,376	19,534	61,994	56,089
Occupancy	5,490	5,480	16,586	16,184
Marketing	2,132	2,303	5,843	5,287
Other	6,863	6,523	19,245	19,376

Total general and administrative expenses	35,861	33,840	103,668	96,936
Interest expense	8,729	6,658	23,821	17,092

Income before income taxes	9,686	8,544	32,110	28,449
Income taxes	2,237	3,235	7,535	9,371

Net income	$7,449	$5,309	$24,575	$19,078

Net income per common share:
Basic	$0.64	$0.46	$2.11	$1.65

Diluted	$0.61	$0.45	$2.03	$1.62

Weighted average shares outstanding:
Basic	11,672	11,563	11,649	11,537

Diluted	12,133	11,812	12,101	11,752

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Retained	Treasury
	Shares	Amount	Paid-in-Capital	Earnings	Stock	Total
Balance, December 31, 2016	12,996	$1,300	$92,432	$138,789	$(25,046)	$207,475
Issuance of restricted stock awards	74	7	(7)	—	—	—
Exercise of stock options	289	29	305	—	—	334
Shares withheld related to net share settlement	(154)	(15)	(2,006)	—	—	(2,021)
Share-based compensation	—	—	3,660	—	—	3,660
Net income	—	—	—	29,963	—	29,963

Balance, December 31, 2017	13,205	$1,321	$94,384	$168,752	$(25,046)	$239,411

Issuance of restricted stock awards	100	10	(10)	—	—	—
Exercise of stock options	88	9	—	—	—	9
Shares withheld related to net share settlement	(57)	(6)	(510)	—	—	(516)
Share-based compensation	—	—	3,950	—	—	3,950
Net income	—	—	—	24,575	—	24,575

Balance, September 30, 2018 (unaudited)	13,336	$1,334	$97,814	$193,327	$(25,046)	$267,429

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$24,575	$19,078
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	63,358	57,875
Depreciation and amortization	6,401	5,337
Loss on disposal of property and equipment	50	131
Share-based compensation	5,213	3,254
Fair value adjustment on interest rate caps	(134)	85
Deferred income taxes, net	(2,998)	(5,088)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	8,456	(641)
Increase (decrease) in accounts payable and accrued expenses	(148)	3,174

Net cash provided by operating activities	104,773	83,205

Cash flows from investing activities:
Net originations of finance receivables	(127,582)	(108,806)
Purchases of intangible assets	(1,344)	(5,447)
Purchases of property and equipment	(3,036)	(4,146)
Proceeds from disposal of property and equipment	—	558

Net cash used in investing activities	(131,962)	(117,841)

Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	(99,351)	8,168
Payments on amortizing loan	(26,706)	(17,245)
Net advances on revolving warehouse credit facility	15,908	55,750
Net advances on securitization	150,246	—
Payments for debt issuance costs	(4,389)	(4,251)
Taxes paid related to net share settlement of equity awards	(692)	(1,796)
Proceeds from exercise of stock options	—	307

Net cash provided by financing activities	35,016	40,933

Net change in cash and restricted cash	7,827	6,297
Cash and restricted cash at beginning of period	22,017	12,743

Cash and restricted cash at end of period	$29,844	$19,040

Supplemental cash flow information
Interest paid	$21,577	$14,436

Income taxes paid	$641	$12,930

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash	$517	$5,230	$5,191	$4,446
Restricted cash	29,327	16,787	13,849	8,297

Total cash and restricted cash	$29,844	$22,017	$19,040	$12,743

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile loans but ceased such originations in November 2017. As of September 30, 2018, the Company operated branches in 346 locations in the states of Alabama (46 branches), Georgia (8 branches), Missouri (1 branch), New Mexico (18 branches), North Carolina (36 branches), Oklahoma (28 branches), South Carolina (67 branches), Tennessee (23 branches), Texas (101 branches), and Virginia (18 branches) under the name Regional Finance. The Company opened four net branches during the nine months ended September 30, 2018.

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

In August 2018, the FASB issued an accounting update to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments align the capitalization requirements for hosting arrangements that are service contracts with the capitalization principles for internal-use software. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the potential impact of this update on its consolidated financial statements.

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

In thousands	September 30, 2018	December 31, 2017
Small loans	$414,441	$375,772
Large loans	410,811	347,218
Automobile loans	32,322	61,423
Retail loans	30,502	33,050

Finance receivables	$888,076	$817,463

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	September 30, 2018
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$331,196	80.0%	$348,320	84.8%	$23,086	71.4%	$23,401	76.8%	$726,003	81.8%
1 to 29 days past due	48,664	11.7%	39,085	9.5%	6,550	20.3%	4,709	15.4%	99,008	11.1%

Delinquent accounts
30 to 59 days	11,924	2.8%	8,451	2.0%	1,030	3.2%	810	2.6%	22,215	2.5%
60 to 89 days	8,622	2.1%	5,690	1.4%	522	1.6%	526	1.7%	15,360	1.7%
90 to 119 days	5,767	1.4%	3,587	0.9%	434	1.4%	395	1.4%	10,183	1.1%
120 to 149 days	4,499	1.1%	3,266	0.8%	361	1.1%	350	1.1%	8,476	1.0%
150 to 179 days	3,769	0.9%	2,412	0.6%	339	1.0%	311	1.0%	6,831	0.8%

Total delinquency	$34,581	8.3%	$23,406	5.7%	$2,686	8.3%	$2,392	7.8%	$63,065	7.1%

Total finance receivables	$414,441	100.0%	$410,811	100.0%	$32,322	100.0%	$30,502	100.0%	$888,076	100.0%

Finance receivables in nonaccrual status	$17,789	4.3%	$12,578	3.1%	$1,718	5.3%	$1,210	4.0%	$33,295	3.7%

	December 31, 2017
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$301,114	80.1%	$299,467	86.3%	$43,140	70.2%	$25,730	77.8%	$669,451	81.9%
1 to 29 days past due	39,412	10.5%	29,211	8.4%	13,387	21.8%	4,523	13.7%	86,533	10.6%

Delinquent accounts
30 to 59 days	9,738	2.6%	5,949	1.6%	2,162	3.6%	879	2.7%	18,728	2.2%
60 to 89 days	8,755	2.3%	4,757	1.4%	1,046	1.7%	739	2.2%	15,297	1.9%
90 to 119 days	6,881	1.9%	3,286	1.0%	701	1.1%	471	1.5%	11,339	1.4%
120 to 149 days	5,284	1.4%	2,537	0.7%	636	1.0%	408	1.2%	8,865	1.1%
150 to 179 days	4,588	1.2%	2,011	0.6%	351	0.6%	300	0.9%	7,250	0.9%

Total delinquency	$35,246	9.4%	$18,540	5.3%	$4,896	8.0%	$2,797	8.5%	$61,479	7.5%

Total finance receivables	$375,772	100.0%	$347,218	100.0%	$61,423	100.0%	$33,050	100.0%	$817,463	100.0%

Finance receivables in nonaccrual status	$19,634	5.2%	$9,753	2.8%	$2,461	4.0%	$1,339	4.1%	$33,187	4.1%

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017
Balance at beginning of period	$48,450	$42,000	$48,910	$41,250
Provision for credit losses	23,640	20,152	63,358	57,875
Credit losses	(17,861)	(16,739)	(60,547)	(56,736)
Recoveries	1,071	1,987	3,579	5,011

Balance at end of period	$55,300	$47,400	$55,300	$47,400

In the third quarter of 2018, three changes occurred that impacted the Company’s estimate of the allowance for credit losses. The changes collectively increased the allowance for credit losses as of September 30, 2018 and the provision for credit losses for the three months ended September 30, 2018, which decreased net income by $0.2 million, or $0.01 diluted earnings per share. The three changes are described in more detail in the paragraphs below.

Certain of the Company’s loan origination fees are non-refundable, and the unearned portion of those non-refundable fees reduces the Company’s recorded investment in the related finance receivables (non-refundable fees are included in “Unearned finance charges” on the Company’s consolidated balance sheets). When using unearned non-refundable fees to estimate an allowance for credit losses, an allowance can be established when the recorded investment in the financial receivables is accreted past the estimated incurred loss amount. Prior to September 30, 2018, the Company properly reduced estimated future net credit losses in its allowance modeling for the reversal of unearned non-refundable fees and, accordingly, did not reduce the required allowance by the remaining unearned non-refundable fees on the Company’s consolidated balance sheets. Effective September 30, 2018, the Company changed its estimated future net credit losses in its allowance modeling to exclude the reversal of unearned non-refundable fees and, accordingly, reduced the required allowance by the remaining unearned non-refundable fees on the Company’s consolidated balance sheets. This change in estimate had the impact of reducing the allowance for credit losses as of September 30, 2018 and the provision for credit losses for the three months ended September 30, 2018 by $6.6 million, which increased net income by $5.0 million, or $0.41 diluted earnings per share.

In September 2018, the Company updated modeling assumptions used in estimating the specific component of the allowance for credit losses related to impaired finance receivables. The Company obtained additional performance data on finance receivables that had been modified under Company loss mitigation policies. Loss mitigation policies were formalized during 2016, and the impacted finance receivables now have more seasoning and predictable performance data. As a result of this change in estimate, the Company increased the allowance for credit losses as of September 30, 2018 and the provision for credit losses for the three months ended September 30, 2018 by $2.8 million, which decreased net income by $2.1 million, or $0.17 diluted earnings per share.

Apart from the various optional payment and collateral protection insurance products that the Company offers to customers on certain loans, the Company also collects a fee from customers and, in turn, purchases non-file insurance for the Company’s benefit in lieu of recording and perfecting the Company’s security interest in personal property collateral. Non-file insurance protects the Company from credit losses where, following an event of default, the Company is unable to take possession of personal property collateral because the Company’s security interest is not perfected (for example, in certain instances where a customer files for bankruptcy). In such circumstances, non-file insurance generally will pay an amount equal to the lesser of the loan balance or the collateral value. The non-file insurance product has been operating at a loss, and the Company is implementing a policy change that will reduce the amount of claims filed, which will have the impact of increasing future net credit losses and, in turn, increasing the required allowance for credit losses. As a result of the policy change, the Company increased the allowance for credit losses as of September 30, 2018 and the provision for credit losses for the three months ended September 30, 2018 by $4.1 million, which decreased net income by $3.1 million, or $0.25 diluted earnings per share.

Separate from the changes noted above, in September 2018, the Company recorded a $3.9 million increase to the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by a hurricane in the third quarter of 2018. The incremental hurricane allowance resulted in a decrease to net income of $2.9 million, or $0.24 diluted earnings per share, for the three months ended September 30, 2018.

In September 2017, the Company recorded a $3.0 million increase to the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by hurricanes in the third quarter of 2017. The incremental hurricane allowance resulted in a decrease to net income of $1.9 million, or $0.16 diluted earnings per share, for the three months ended September 30, 2017. As of June 30, 2018, the allowance for credit losses no longer required or included an incremental hurricane allowance related to the 2017 hurricanes.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance July 1, 2018	Provision	Credit Losses	Recoveries	Balance September 30, 2018	Finance Receivables September 30, 2018	Allowance as Percentage of Finance Receivables September 30, 2018
Small loans	$23,969	$10,768	$(10,227)	$551	$25,061	$414,441	6.0%
Large loans	19,698	11,308	(6,027)	328	25,307	410,811	6.2%
Automobile loans	2,642	631	(870)	162	2,565	32,322	7.9%
Retail loans	2,141	933	(737)	30	2,367	30,502	7.8%

Total	$48,450	$23,640	$(17,861)	$1,071	$55,300	$888,076	6.2%

In thousands	Balance July 1, 2017	Provision	Credit Losses	Recoveries	Balance September 30, 2017	Finance Receivables September 30, 2017	Allowance as Percentage of Finance Receivables September 30, 2017
Small loans	$20,910	$10,364	$(9,570)	$1,255	$22,959	$363,262	6.3%
Large loans	14,000	8,035	(5,068)	350	17,317	308,642	5.6%
Automobile loans	5,210	805	(1,511)	308	4,812	71,666	6.7%
Retail loans	1,880	948	(590)	74	2,312	31,286	7.4%

Total	$42,000	$20,152	$(16,739)	$1,987	$47,400	$774,856	6.1%

In thousands	Balance January 1, 2018	Provision	Credit Losses	Recoveries	Balance September 30, 2018	Finance Receivables September 30, 2018	Allowance as Percentage of Finance Receivables September 30, 2018
Small loans	$24,749	$34,771	$(36,383)	$1,924	$25,061	$414,441	6.0%
Large loans	17,548	24,971	(18,225)	1,013	25,307	410,811	6.2%
Automobile loans	4,025	1,216	(3,210)	534	2,565	32,322	7.9%
Retail loans	2,588	2,400	(2,729)	108	2,367	30,502	7.8%

Total	$48,910	$63,358	$(60,547)	$3,579	$55,300	$888,076	6.2%

In thousands	Balance January 1, 2017	Provision	Credit Losses	Recoveries	Balance September 30, 2017	Finance Receivables September 30, 2017	Allowance as Percentage of Finance Receivables September 30, 2017
Small loans	$21,770	$32,608	$(34,313)	$2,894	$22,959	$363,262	6.3%
Large loans	11,460	19,762	(14,720)	815	17,317	308,642	5.6%
Automobile loans	5,910	3,369	(5,568)	1,101	4,812	71,666	6.7%
Retail loans	2,110	2,136	(2,135)	201	2,312	31,286	7.4%

Total	$41,250	$57,875	$(56,736)	$5,011	$47,400	$774,856	6.1%

Impaired finance receivables as a percentage of total finance receivables were 2.4% and 2.1% as of September 30, 2018 and December 31, 2017, respectively. The following is a summary of finance receivables evaluated for impairment for the periods indicated:

	September 30, 2018
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$6,840	$13,438	$1,256	$129	$21,663
Finance receivables evaluated collectively	407,601	397,373	31,066	30,373	866,413

Finance receivables outstanding	$414,441	$410,811	$32,322	$30,502	$888,076

Impaired receivables in nonaccrual status	$1,083	$1,824	$251	$53	$3,211

Amount of the specific reserve for impaired accounts	$3,102	$4,662	$603	$62	$8,429

Amount of the general component of the allowance	$21,959	$20,645	$1,962	$2,305	$46,871

	December 31, 2017
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$5,094	$10,303	$1,724	$109	$17,230
Finance receivables evaluated collectively	370,678	336,915	59,699	32,941	800,233

Finance receivables outstanding	$375,772	$347,218	$61,423	$33,050	$817,463

Impaired receivables in nonaccrual status	$719	$1,117	$185	$28	$2,049

Amount of the specific reserve for impaired accounts	$1,190	$2,183	$373	$20	$3,766

Amount of the general component of the allowance	$23,559	$15,365	$3,652	$2,568	$45,144

The average recorded investment in impaired finance receivables and the amount of interest income recognized on impaired loans for the periods indicated are as follows:

	Three Months Ended September 30,
	2018		2017 (1)
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Small loans	$6,785	$234	$4,190
Large loans	13,193	340	8,414
Automobile loans	1,315	3	1,896
Retail loans	122	1	114

Total	$21,415	$578	$14,614

	Nine Months Ended September 30,
	2018		2017 (1)
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Small loans	$6,193	$733	$3,629
Large loans	12,207	1,094	7,747
Automobile loans	1,496	55	2,157
Retail loans	108	6	107

Total	$20,004	$1,888	$13,640

(1)	It was not practical to compute the amount of interest income recognized on impaired loans prior to fiscal year 2018.

Note 4. Interest Rate Caps

The Company has purchased interest rate cap contracts with an aggregate notional principal amount of $400.0 million. Each contract contains a strike rate against the one-month LIBOR (2.26% and 1.56% as of September 30, 2018 and December 31, 2017, respectively). The interest rate caps have maturities of March 2019 ($50.0 million with 2.50% strike rate), April 2020 ($100.0 million with 3.25% strike rate), June 2020 ($50.0 million with 2.50% strike rate), and April 2021 ($200.0 million with 3.50% strike rate). When the one-month LIBOR exceeds the strike rate, the counterparty reimburses the Company for the excess over the strike rate. No payment is required by the Company or the counterparty when the one-month LIBOR is below the strike rate. The following is a summary of changes in the rate caps:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017
Balance at beginning of period	$718	$113	$98	$62
Purchases	—	—	481	100
Fair value adjustment included in interest expense	(5)	(36)	134	(85)

Balance at end of period, included in other assets	$713	$77	$713	$77

Note 5. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	September 30, 2018			December 31, 2017
In thousands	Long- Term Debt	Unamortized Debt Issuance Costs	Net Long- Term Debt	Long- Term Debt	Unamortized Debt Issuance Costs	Net Long- Term Debt
Senior revolving credit facility	$352,699	$(1,657)	$351,042	$452,050	$(2,162)	$449,888
Amortizing loan	26,674	(264)	26,410	53,380	(547)	52,833
Revolving warehouse credit facility	81,974	(2,124)	79,850	66,066	(2,241)	63,825
RMIT 2018-1 securitization	150,246	(3,171)	147,075	—	—	—

Total	$611,593	$(7,216)	$604,377	$571,496	$(4,950)	$566,546

Unused amount of revolving credit facilities (subject to borrowing base)	$328,327			$244,884

Senior Revolving Credit Facility: In June 2017, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $585 million to $638 million and extend the maturity of the facility from August 2019 to June 2020. The facility has an accordion provision that allows for the expansion of the facility to $700 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, plus 70% of eligible unsecured finance receivables. These advance rates are subject to adjustment at certain credit quality levels (83% of eligible secured finance receivables and 68% of eligible unsecured finance receivables as of September 30, 2018). As of September 30, 2018, the Company had $76.5 million of eligible borrowing capacity under the facility. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one and six months, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 2.26% and 1.56% at September 30, 2018 and December 31, 2017, respectively. Alternatively, the Company may pay interest at the prime rate, plus a 2.00% margin, increasing to 2.25% when the availability percentage is below 10%. The prime rate was 5.25% and 4.50% at September 30, 2018 and December 31, 2017, respectively. The Company pays an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $413.0 million.

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

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $18.4 million and $8.6 million as of September 30, 2018 and December 31, 2017, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

Amortizing Loan: In November 2017, the Company and its wholly-owned SPE, Regional Management Receivables, LLC (“RMR I”), amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan. The amended and restated credit agreement provided for an additional advance in the amount of $37.8 million and extended the maturity date to December 2024. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR I. Advances on this debt were at a rate of 88%. RMR I held $1.3 million in restricted cash reserves as of September 30, 2018 to satisfy provisions of the credit agreement. Borrowings previously bore interest, payable monthly, at a rate of 3.00%. In February 2018, the Company agreed to lower the advance rate to 85% and increase the interest rate to 3.25%. The credit agreement allows the Company to prepay the loan when the outstanding balance falls below 20% of the original loan amount.

Revolving Warehouse Credit Facility: In August 2018, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended the June 2017 credit agreement that provided for a $125 million revolving warehouse credit facility to RMR II. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The Company elected to expand the facility to $150 million from May 2018 to August 2018. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to February 2020 and February 2021, respectively. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. RMR II held $1.0 million in restricted cash reserves as of September 30, 2018 to satisfy provisions of the credit agreement. Borrowings under the facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. In October 2017 and February 2018, the margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with the Company’s conversion to a new loan origination and servicing system. The August 2018 amendment to the credit agreement decreased the margin to 2.20%. The three-month LIBOR was 2.40% and 1.69% at September 30, 2018 and December 31, 2017, respectively. RMR II pays an unused commitment fee of between 0.35% and 0.85% based upon the average daily utilization of the facility.

RMIT 2018-1 Securitization: In June 2018, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and its indirect wholly-owned SPE, Regional Management Issuance Trust 2018-1 (“RMIT 2018-1”), completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2018-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-1. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. The debt is secured by finance receivables that RMIT 2018-1 purchased from the Company’s affiliates. RMIT 2018-1 held $1.7 million in restricted cash reserves as of September 30, 2018 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-1 securitization bear interest, payable monthly, at a weighted average rate of 3.93%. Prior to maturity in July 2027, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period.

The carrying amounts of consolidated VIE assets and liabilities are as follows:

In thousands	September 30, 2018	December 31, 2017
Assets
Cash	$141	$70
Finance receivables	288,401	137,239
Allowance for credit losses	(16,087)	(7,129)
Restricted cash	22,358	10,734
Other assets	123	119

Total assets	$294,936	$141,033

Liabilities
Net long-term debt	$253,335	$116,658
Accounts payable and accrued expenses	29	53

Total liabilities	$253,364	$116,711

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At September 30, 2018, the Company was in compliance with all debt covenants.

Note 6. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and restricted cash: Cash and restricted cash is recorded at cost, which approximates fair value due to its generally short maturity and highly liquid nature.

Finance receivables: Finance receivables are originated at prevailing market rates. The Company’s finance receivable portfolio turns approximately 1.2 times per year. The portfolio turnover is calculated by dividing cash payments, renewals, and net credit losses by the average finance receivables. Management believes that the carrying amount approximates the fair value of its finance receivable portfolio.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	September 30, 2018		December 31, 2017
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$517	$517	$5,230	$5,230
Restricted cash	29,327	29,327	16,787	16,787
Level 2 inputs
Interest rate caps	713	713	98	98
Level 3 inputs
Net finance receivables	832,776	832,776	768,553	768,553
Repossessed assets	209	209	431	431
Liabilities
Level 3 inputs
Long-term debt	611,593	611,593	571,496	571,496

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

Note 7. Income Taxes

Income tax expense differed from the amount computed by applying the federal income tax rate to total income before income taxes as a result of the following:

	Three Months Ended September 30,
	2018		2017
In thousands	$	%	$	%
Federal tax expense at statutory rate	$2,034	21.0%	$2,990	35.0%
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	306	3.2%	297	3.5%
Excess tax benefits from share-based awards	—	0.0%	(37)	(0.4)%
Other	(103)	(1.1)%	(15)	(0.2)%

	$2,237	23.1%	$3,235	37.9%

	Nine Months Ended September 30,
	2018		2017
In thousands	$	%	$	%
Federal tax expense at statutory rate	$6,743	21.0%	$9,957	35.0%
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	1,074	3.3%	821	2.9%
Excess tax benefits from share-based awards	(308)	(1.0)%	(1,525)	(5.4)%
Other	26	0.2%	118	0.4%

	$7,535	23.5%	$9,371	32.9%

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act made changes to U.S. tax law, including a reduction in the federal corporate tax rate from 35.0% to 21.0%. The 14.0% rate decrease for the nine months ended September 30, 2018 was partially offset by a decrease in excess tax benefits from share-based awards compared to the nine months ended September 30, 2017. As a result, the Company’s total effective tax rate decreased 9.4% for the nine months ended September 30, 2018 compared to the prior-year period.

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

Note 8. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2018	2017	2018	2017
Numerator:
Net income	$7,449	$5,309	$24,575	$19,078

Denominator:
Weighted average shares outstanding for basic earnings per share	11,672	11,563	11,649	11,537
Effect of dilutive securities	461	249	452	215

Weighted average shares adjusted for dilutive securities	12,133	11,812	12,101	11,752

Earnings per share:
Basic	$0.64	$0.46	$2.11	$1.65

Diluted	$0.61	$0.45	$2.03	$1.62

Options to purchase 139 thousand and 240 thousand shares of common stock were outstanding during the three and nine months ended September 30, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 9. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of September 30, 2018, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.6 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of September 30, 2018, there were 1.1 million shares available for grant under the 2015 Plan.

For the three months ended September 30, 2018 and 2017, the Company recorded share-based compensation expense of $1.8 million and $1.2 million, respectively. The Company recorded $5.2 million and $3.3 million in share-based compensation for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, unrecognized share-based compensation expense to be recognized over future periods approximated $8.1 million. This amount will be recognized as expense over a weighted-average period of 1.9 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards except for cash-settled performance units, which are classified as liabilities.

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

	Nine Months Ended September 30,
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

The following table summarizes the stock option activity for the nine months ended September 30, 2018:

In thousands, except per share amounts	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	958	$17.39
Granted	112	28.25
Exercised	(89)	16.62
Forfeited	—	—
Expired	—	—

Options outstanding at September 30, 2018	981	$18.69	6.9	$10,073

Options exercisable at September 30, 2018	703	$17.03	6.2	$8,398

The following table provides additional stock option information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2018	2017	2018	2017
Weighted-average grant date fair value per share	$—	$—	$12.39	$8.90
Intrinsic value of options exercised	$—	$143	$1,604	$4,945
Fair value of stock options that vested	$—	$—	$199	$559

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the nine months ended September 30, 2018:

In thousands, except per unit amounts	Units	Weighted- Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2018	201	$17.33
Granted	59	28.25
Vested	—	—
Forfeited	(78)	14.92

Non-vested units at September 30, 2018	182	$21.89

The following table provides additional RSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average grant date fair value per unit	$—	$—	$28.25	$19.99

Cash-settled performance units: CSPUs will be settled in cash at the end of the performance measurement period and are classified as a liability. The value of CSPUs bears no relationship to the value of the Company’s common stock. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes CSPU activity during the nine months ended September 30, 2018:

In thousands, except per unit amounts	Units	Weighted- Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2018	3,484	$1.00
Granted	1,660	1.00
Vested	—	—
Forfeited	(1,162)	1.00

Non-vested units at September 30, 2018	3,982	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the nine months ended September 30, 2018:

In thousands, except per share amounts	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2018	53	$19.36
Granted	100	24.95
Vested	(34)	21.09
Forfeited	—	—

Non-vested shares at September 30, 2018	119	$23.56

The following table provides additional restricted stock information:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2018	2017	2018	2017
Weighted-average grant date fair value per share	$35.56	$—	$24.95	$18.38
Fair value of restricted stock awards that vested	$—	$252	$711	$642

Note 10. Commitments and Contingencies

In the normal course of business, the Company has been named as a defendant in legal actions in connection with its activities. Some of the actual or threatened legal actions include claims for compensatory damages or claims for indeterminate amounts of damages. The Company contests liability and the amount of damages, as appropriate, in each pending matter.

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

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (which was filed with the SEC on February 23, 2018), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (which was filed with the SEC on May 1, 2018), our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (which was filed with the SEC on August 6, 2018), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company providing a broad array of loan products primarily to customers with limited access to consumer credit from banks, credit card companies, and other traditional lenders. We began operations in 1987 with four branches in South Carolina and have expanded our branch network to 346 locations in the states of Alabama, Georgia, Missouri, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, and Virginia as of September 30, 2018. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, prepayable at any time without penalty. Our loans are sourced through our multiple channel platform, which includes our branches, direct mail campaigns, retailers, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network, providing us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently and soundly grow our finance receivables and manage our loan portfolio risk while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our diversified products include:

•

Small Loans (≤$2,500) – As of September 30, 2018, we had 268.9 thousand small installment loans outstanding, representing $414.4 million in finance receivables. This included 97.2 thousand small loan convenience checks, representing $134.9 million in finance receivables.

•

Large Loans (>$2,500) – As of September 30, 2018, we had 94.9 thousand large installment loans outstanding, representing $410.8 million in finance receivables. This included 2.9 thousand large loan convenience checks, representing $8.6 million in finance receivables.

•

Automobile Loans – As of September 30, 2018, we had 4.4 thousand automobile purchase loans outstanding, representing $32.3 million in finance receivables. This included 2.6 thousand indirect automobile loans and 1.8 thousand direct automobile loans, representing $21.4 million and $11.0 million in finance receivables, respectively.

•	Retail Loans – As of September 30, 2018, we had 21.5 thousand retail purchase loans outstanding, representing $30.5 million in finance receivables.

•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 13.2% from $657.4 million in 2016 to $744.2 million in 2017. Average finance receivables grew 14.9% from $726.2 million in the first nine months of 2017 to $834.0 million in the first nine months of 2018. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened four and five net new branches in the first nine months of 2018 and 2017, respectively. We believe that we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of September 30, 2018, we held four interest rate cap contracts with an aggregate notional principal amount of $400.0 million. The interest rate caps have maturities of March 2019 ($50.0 million, 2.50% strike rate), April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate). As of September 30, 2018, the one-month LIBOR was 2.26%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate. In addition, the interest rate on a portion of our long-term debt (the amortizing loan and the RMIT 2018-1 securitization) is fixed. As of September 30, 2018, 94.3% of our long-term debt was at a fixed rate or covered by interest rate cap contracts.

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our receivable efficiency ratio (annualized sum of general and administrative expenses divided by average finance receivables) was 16.6% for the first nine months of 2018, compared to 17.8% for the same period of 2017. We believe this ratio is generally in line with industry standards for companies of our size, and we expect that it will continue to decline in future years as we continue to grow our loan portfolio and control expense growth.

Components of Results of Operations

Interest and Fee Income. Our interest and fee income consists primarily of interest earned on outstanding loans. Accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If the account is charged off, the accrued interest income is reversed as a reduction of interest and fee income.

Most states allow certain fees in connection with lending activities, such as loan origination fees, acquisition fees, and maintenance fees. Some states allow for higher fees while keeping interest rates lower. Loan fees are additional charges to the customer and generally are included in the annual percentage rate shown in the Truth in Lending disclosure that we make to our customers. The fees may or may not be refundable to the customer in the event of an early payoff, depending on state law. Fees are accrued to income over the life of the loan on the constant yield method.

Insurance Income, Net. Our insurance operations are a material part of our overall business and are integral to our lending activities. Insurance income, net consists primarily of earned premiums, net of certain direct costs, from the sale of various optional payment and collateral protection insurance products offered to customers who obtain loans directly from us. We do not sell insurance to non-borrowers. Direct costs included in insurance income, net are claims paid, claims reserves, ceding fees, and premium taxes paid. We do not allocate to insurance income, net, any other home office or branch administrative costs associated with managing our insurance operations, managing our captive insurance company, marketing and selling insurance products, legal and compliance review, or internal audits. All of these costs, which management estimates will approximate $6.7 million in 2018, are included in general and administrative expenses in our consolidated statement of income.

Our primary insurance products include optional credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. The type and terms of our optional insurance products vary from state to state based on applicable laws and regulations. We generally require that customers maintain property insurance on any personal property securing loans, and we offer customers the option of providing proof of such insurance purchased from a third party in lieu of purchasing property insurance from us. We also require proof of insurance on any vehicles securing loans, and in select markets, we offer vehicle single interest insurance on vehicles used as collateral on small and large loans. In addition, before we ceased originating automobile loans in November 2017, we offered a guaranteed asset protection waiver product, which provides for the forgiveness of any loan balance remaining if the automobile collateral is determined to be a total loss by the primary insurance carrier and insurance proceeds are insufficient to pay off the customer’s loan in full.

Apart from the various optional payment and collateral protection insurance products that we offer to customers, on certain loans, we also collect a fee from customers and, in turn, purchase non-file insurance from an unaffiliated insurance company for our benefit in lieu of recording and perfecting our security interest in personal property collateral. Non-file insurance protects us from credit losses where, following an event of default, we are unable to take possession of personal property collateral because our security interest is not perfected (for example, in certain instances where a customer files for bankruptcy). In such circumstances, non-file insurance generally will pay to us an amount equal to the lesser of the loan balance or the collateral value. As previously disclosed, in recent years, as large loans have become a larger percentage of our loan portfolio, the severity of non-file claims has increased and non-file claims expenses have exceeded non-file insurance premiums. The resulting net loss from the non-file insurance product has been reflected in our insurance income, net. We have evaluated various ways to lower our non-file insurance claims, and we have determined to reduce our utilization of non-file insurance in the future, beginning in the fourth quarter of 2018. This policy change will cause substantially offsetting increases to insurance income, net and net credit losses in future quarters. Therefore, we do not expect this change in policy to impact our profitability in future quarters. For additional information regarding this policy change, including its impact on our allowance for credit losses in the third quarter of 2018, see Note 3, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses,” of the Notes to Consolidated Financial Statements in Part I, Item 1. “Financial Statements”.

We issue insurance certificates as agents on behalf of an unaffiliated insurance company and then remit to the unaffiliated insurance company the premiums we collect, net of refunds on prepaid loans and net of commission on new business. The unaffiliated insurance company then cedes to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd., the net insurance premium revenue and the associated insurance claims liability for all insurance products, including the non-file insurance that we purchase. Life insurance premiums are ceded as written, and non-life insurance premiums are ceded as earned. In accepting the premium revenue and associated claims liability, RMC Reinsurance acts as reinsurer for all insurance products that we sell to our customers and for the non-file insurance that we purchase. RMC Reinsurance pays the unaffiliated insurance company a ceding fee for the continued administration of all insurance products.

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of September 30, 2018, the restricted cash balance for these cash reserves was $7.0 million. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average finance receivables (annualized):

	3Q 18		3Q 17		YTD 18		YTD 17
In thousands	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$72,128	33.2%	$63,615	33.8%	$205,108	32.8%	$182,657	33.5%
Insurance income, net	2,898	1.3%	3,095	1.6%	9,169	1.5%	9,985	1.8%
Other income	2,890	1.4%	2,484	1.3%	8,680	1.3%	7,710	1.5%

Total revenue	77,916	35.9%	69,194	36.7%	222,957	35.6%	200,352	36.8%

Expenses
Provision for credit losses	23,640	10.9%	20,152	10.7%	63,358	10.1%	57,875	10.6%
Personnel	21,376	9.8%	19,534	10.4%	61,994	9.9%	56,089	10.3%
Occupancy	5,490	2.5%	5,480	2.9%	16,586	2.7%	16,184	3.0%
Marketing	2,132	1.0%	2,303	1.2%	5,843	0.9%	5,287	1.0%
Other	6,863	3.2%	6,523	3.5%	19,245	3.1%	19,376	3.5%

Total general and administrative	35,861	16.5%	33,840	18.0%	103,668	16.6%	96,936	17.8%
Interest expense	8,729	4.0%	6,658	3.5%	23,821	3.8%	17,092	3.2%

Income before income taxes	9,686	4.5%	8,544	4.5%	32,110	5.1%	28,449	5.2%
Income taxes	2,237	1.1%	3,235	1.7%	7,535	1.2%	9,371	1.7%

Net income	$7,449	3.4%	$5,309	2.8%	$24,575	3.9%	$19,078	3.5%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following table summarizes the quarterly trend of our financial results:

	Quarterly Trend
In thousands, except per share amounts	3Q 17	4Q 17	1Q 18	2Q 18	3Q 18	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$63,615	$66,377	$66,151	$66,829	$72,128	$5,299	$8,513
Insurance income, net	3,095	3,076	3,389	2,882	2,898	16	(197)
Other income	2,484	2,654	3,085	2,705	2,890	185	406

Total revenue	69,194	72,107	72,625	72,416	77,916	5,500	8,722

Expenses
Provision for credit losses	20,152	19,464	19,515	20,203	23,640	(3,437)	(3,488)
Personnel	19,534	19,903	21,228	19,390	21,376	(1,986)	(1,842)
Occupancy	5,480	5,346	5,618	5,478	5,490	(12)	(10)
Marketing	2,303	1,841	1,453	2,258	2,132	126	171
Other	6,523	6,929	6,293	6,089	6,863	(774)	(340)

Total general and administrative	33,840	34,019	34,592	33,215	35,861	(2,646)	(2,021)
Interest expense	6,658	6,816	7,177	7,915	8,729	(814)	(2,071)

Income before income taxes	8,544	11,808	11,341	11,083	9,686	(1,397)	1,142
Income taxes	3,235	923	2,697	2,601	2,237	364	998

Net income	$5,309	$10,885	$8,644	$8,482	$7,449	$(1,033)	$2,140

Net income per common share:
Basic	$0.46	$0.94	$0.74	$0.73	$0.64	$(0.09)	$0.18

Diluted	$0.45	$0.92	$0.72	$0.70	$0.61	$(0.09)	$0.16

Weighted-average shares outstanding:
Basic	11,563	11,592	11,618	11,658	11,672	(14)	(109)

Diluted	11,812	11,875	12,030	12,138	12,133	5	(321)

Net interest margin	$62,536	$65,291	$65,448	$64,501	$69,187	$4,686	$6,651

Net credit margin	$42,384	$45,827	$45,933	$44,298	$45,547	$1,249	$3,163

	3Q 17	4Q 17	1Q 18	2Q 18	3Q 18	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$779,850	$829,483	$814,809	$868,220	$893,279	$25,059	$113,429

Finance receivables	$774,856	$817,463	$804,956	$847,238	$888,076	$40,838	$113,220

Allowance for credit losses	$47,400	$48,910	$47,750	$48,450	$55,300	$6,850	$7,900

Long-term debt	$538,351	$571,496	$550,377	$595,765	$611,593	$15,828	$73,242

Comparison of September 30, 2018, Versus September 30, 2017

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $51.2 million, or 14.1%, to $414.4 million at September 30, 2018, from $363.3 million at September 30, 2017. The increase was primarily due to increased marketing.

•

Large Loans (>$2,500) – Large loans outstanding increased by $102.2 million, or 33.1%, to $410.8 million at September 30, 2018, from $308.6 million at September 30, 2017. The increase was primarily due to increased marketing and the transition of small loan customers to large loans.

•

Automobile Loans – Automobile loans outstanding decreased by $39.3 million, or 54.9%, to $32.3 million at September 30, 2018, from $71.7 million at September 30, 2017. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio. We expect the automobile loan portfolio to liquidate at a slightly faster rate in 2018 compared to 2017.

•	Retail Loans – Retail loans outstanding decreased $0.8 million, or 2.5%, to $30.5 million at September 30, 2018, from $31.3 million at September 30, 2017.

	Finance Receivables by Product
In thousands	3Q 18	2Q 18	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	3Q 17	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$414,441	$384,690	$29,751	7.7%	$363,262	$51,179	14.1%
Large loans	410,811	392,101	18,710	4.8%	308,642	102,169	33.1%

Total core loans	825,252	776,791	48,461	6.2%	671,904	153,348	22.8%
Automobile loans	32,322	39,414	(7,092)	(18.0)%	71,666	(39,344)	(54.9)%
Retail loans	30,502	31,033	(531)	(1.7)%	31,286	(784)	(2.5)%

Total finance receivables	$888,076	$847,238	$40,838	4.8%	$774,856	$113,220	14.6%

Number of branches at period end	346	340	6	1.8%	344	2	0.6%
Average finance receivables per branch	$2,567	$2,492	$75	3.0%	$2,252	$315	14.0%

Comparison of the Three Months Ended September 30, 2018, Versus the Three Months Ended September 30, 2017

Net Income. Net income increased $2.1 million, or 40.3%, to $7.4 million during the three months ended September 30, 2018, from $5.3 million during the prior-year period. The increase was primarily due to an increase in revenue of $8.7 million and a decrease in income taxes of $1.0 million, offset by an increase in provision for credit losses of $3.5 million, an increase in general and administrative expenses of $2.0 million, and an increase in interest expense of $2.1 million.

Revenue. Total revenue increased $8.7 million, or 12.6%, to $77.9 million during the three months ended September 30, 2018, from $69.2 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $8.5 million, or 13.4%, to $72.1 million during the three months ended September 30, 2018, from $63.6 million during the prior-year period. The increase was primarily due to a 15.3% increase in average finance receivables, offset by a 0.6% decrease in average yield.

The following table sets forth the average finance receivables balance and average yield for our loan products:

	Average Finance Receivables for the Quarter Ended			Average Yields for the Quarter Ended
In thousands	3Q 18	3Q 17	YoY % Inc (Dec)	3Q 18	3Q 17	YoY % Inc (Dec)
Small loans	$401,132	$358,380	11.9%	40.4%	42.7%	(2.3)%
Large loans	401,212	288,684	39.0%	28.6%	29.0%	(0.4)%
Automobile loans	35,845	75,984	(52.8)%	15.6%	16.2%	(0.6)%
Retail loans	30,861	30,788	0.2%	19.3%	17.8%	1.5%

Total interest and fee yield	$869,050	$753,836	15.3%	33.2%	33.8%	(0.6)%

Total revenue yield	$869,050	$753,836	15.3%	35.9%	36.7%	(0.8)%

Small loan yields decreased 2.3% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. When compared to the prior-year period, large loan and retail loan yields decreased 0.4% and increased 1.5%, respectively, as a result of adjusted pricing that reflects current market conditions. Automobile loan yields decreased 0.6% compared to the prior-year period. We anticipate that the automobile loan yields will remain at the current level or decline due to higher-yielding loans paying off or renewing into large loans, leaving the lower-yielding loans in the liquidating automobile loan portfolio.

Since we began focusing on large loan growth in early 2015, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated
In thousands	3Q 18	2Q 18	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	3Q 17	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$162,644	$165,023	$(2,379)	(1.4)%	$148,820	$13,824	9.3%
Large loans	95,410	109,186	(13,776)	(12.6)%	105,460	(10,050)	(9.5)%
Automobile loans	—	—	—	0.0%	3,787	(3,787)	(100.0)%
Retail loans	5,971	6,713	(742)	(11.1)%	7,905	(1,934)	(24.5)%

Total net loans originated	$264,025	$280,922	$(16,897)	(6.0)%	$265,972	$(1,947)	(0.7)%

The hurricanes had estimated negative impacts on loan originations of $2.8 million and $3.0 million during the three months ended September 30, 2018 and the prior-year period, respectively. We believe that the small loan portfolio experienced most of these impacts.

The following table summarizes the components of interest and fee income:

	Components of Increase in Interest and Fee Income 3Q 18 Compared to 3Q 17 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$4,564	$(2,048)	$(244)	$2,272
Large loans	8,153	(263)	(102)	7,788
Automobile loans	(1,622)	(101)	53	(1,670)
Retail loans	3	119	1	123
Product mix	(1,375)	1,244	131	—

Total increase in interest and fee income	$9,723	$(1,049)	$(161)	$8,513

The $8.5 million increase in interest and fee income during the three months ended September 30, 2018 from the prior-year period was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average finance receivables.

Insurance Income, Net. Insurance income, net decreased $0.2 million, or 6.4%, to $2.9 million during the three months ended September 30, 2018, from $3.1 million during the prior-year period. Annualized insurance income, net represented 1.3% and 1.6% of average finance receivables during the three months ended September 30, 2018 and the prior-year period, respectively. During both the three months ended September 30, 2018 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums and non-file insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses
In thousands	3Q 18	3Q 17	YoY $ B(W)	YoY % B(W)
Earned premiums	$7,710	$6,662	$1,048	15.7%
Claims, reserves, and certain direct expenses	(4,812)	(3,567)	(1,245)	(34.9)%

Insurance income, net	$2,898	$3,095	$(197)	(6.4)%

Earned premiums and direct costs increased by $1.0 million and $1.2 million, respectively, compared to the prior-year period. The increase in earned premiums was primarily due to loan growth. The increase in direct costs was primarily due to a $0.4 million increase in claims expense and a transition in insurance carriers. The transition in insurance carriers caused $0.2 million and $1.0 million of non-file insurance claims to impact net credit losses instead of insurance income, net during the three months ended September 30, 2018 and the prior-year period, respectively. Further, the impact of the hurricanes resulted in an additional $0.2 million increase to direct costs in both the three months ended September 30, 2018 and 2017.

As described above, the non-file insurance product has been operating at a loss that has been reflected in our insurance income, net. Effective in the fourth quarter of 2018, we are implementing a policy change that will reduce the amount of non-file insurance claims that we file. This policy change will cause substantially offsetting increases to insurance income, net and net credit losses in future quarters. Therefore, we do not expect this change in policy to impact our profitability in future quarters. This policy change is described in greater detail in Note 3, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses,” of the Notes to Consolidated Financial Statements in Part I, Item 1. “Financial Statements”.

Other Income. Other income increased $0.4 million, or 16.3%, to $2.9 million during the three months ended September 30, 2018, from $2.5 million during the prior-year period. The increase is due to a $0.2 million increase in commissions earned from the sale of our auto club product, a $0.2 million increase in deferral fee income, and a $0.1 million increase in interest income from restricted cash related to reinsurance, offset by a $0.1 million decrease in late charges. The decrease in late charges was primarily due to large loans comprising a greater percentage of our total loan portfolio during the three months ended September 30, 2018, compared to the prior-year period, and our expanded use of electronic payment options to reduce early-stage delinquency. The most significant driver of late charges is average active accounts. Average active accounts increased 7.5% since September 30, 2017, while average finance receivables increased 15.3% since September 30, 2017. Annualized other income represented 1.4% of average finance receivables during the three months ended September 30, 2018 and the prior-year period. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account.

Provision for Credit Losses. Our provision for credit losses increased $3.5 million, or 17.3%, to $23.6 million during the three months ended September 30, 2018, from $20.2 million during the prior-year period. The increase was due to an increase in net credit losses of $2.0 million, an increase in the provision for hurricane credit losses of $0.9 million compared to the prior-year period (see Hurricane Impact below), and an increase related to two changes in estimates and a policy change that occurred during the three months ended September 30, 2018, which collectively increased the provision for credit losses by $0.3 million in the current-year period. These three changes are described in greater detail in Note 3, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses,” of the Notes to Consolidated Financial Statements in Part I, Item 1. “Financial Statements”.

The annualized provision for credit losses as a percentage of average finance receivables during the three months ended September 30, 2018 was 10.9%, compared to 10.7% during the prior-year period. The current-year period ratio included an incremental, hurricane-related provision for credit losses of $3.9 million (representing 1.8% of the current-year period ratio), an incremental provision for credit losses of $0.3 million associated with the three above-described changes in estimates and policy (representing 0.1% of the current-year period ratio), and a $0.2 million impact associated with the temporary shift of insurance claims into net credit losses during a transition in our insurance provider (representing 0.1% of the current-year period ratio). The prior-year period ratio included an incremental, hurricane-related provision for credit losses of $3.0 million (representing 1.6% of the prior-year period ratio) and a $1.0 million impact associated with the temporary shift of insurance claims into net credit losses during a transition in our insurance provider (representing 0.5% of the prior-year period ratio), offset by a $1.0 benefit associated with the bulk sale of previously charged-off customer accounts in bankruptcy (the “2017 bulk sale”) (representing a 0.5% benefit to the prior-year period ratio).

The increase in the provision for credit losses is explained in greater detail below.

Hurricane Impact. Our provision for credit losses was impacted by increases to the allowance for credit losses of $3.9 million and $3.0 million during the three months ended September 30, 2018 and the prior-year period, respectively. These impacts related to estimated incremental credit losses on customer accounts impacted by the hurricanes.

Bulk Sale. We recognized a recovery of $1.0 million in the prior-year period from the 2017 bulk sale. These accounts had been excluded from prior sales of charged-off loans.

Net Credit Losses. Net credit losses increased $2.0 million, or 13.8%, to $16.8 million during the three months ended September 30, 2018, from $14.8 million during the prior-year period. The increase was primarily due to a $115.2 million increase in average finance receivables over the prior-year period. Annualized net credit losses as a percentage of average finance receivables were 7.7% during the three months ended September 30, 2018, compared to 7.8% during the prior-year period. The current-year period ratio reflected the temporary shift of $0.2 million of non-file insurance claims into net credit losses (representing 0.1% of the current-year period ratio). The prior-year period ratio reflected the temporary shift of $1.0 million of non-file insurance claims into net credit losses (representing 0.5% of the prior-year period ratio), offset by a $1.0 million benefit from the 2017 bulk sale (representing a 0.5% benefit to the prior-year period ratio).

In addition, as described above, the non-file insurance that we purchase protects us from credit losses where, following an event of default, we are unable to take possession of personal property collateral because our security interest is not perfected. In those circumstances, non-file insurance generally will pay to us an amount equal to the lesser of the loan balance or the collateral value, with such claims payment lowering our net credit losses. The benefit to net credit losses associated with non-file insurance claims payments as an annualized percentage of average finance receivables was 0.8% and 0.9% for the three months ended September 30, 2018 and the prior-year period, respectively:

	Non-File Insurance Impact on Net Credit Loss Rates
	3Q 18	3Q 17
Annualized net credit losses	7.7%	7.8%
Annualized non-file benefit	0.8%	0.9%

As previously disclosed, in recent years, as large loans have become a larger percentage of our loan portfolio, the severity of non-file claims has increased and non-file claims expenses have exceeded non-file insurance premiums. The resulting net loss from the non-file insurance product has been reflected in our insurance income, net.

We have evaluated various ways to lower our non-file insurance claims, and we have determined to reduce our utilization of non-file insurance in the future. As a result, we expect that the benefit provided by non-file insurance will decrease by approximately 65 basis points over the next five quarters (beginning with the fourth quarter of 2018), resulting in a corresponding increase in our net credit loss rate. Our allowance for credit losses contains sufficient reserves for this anticipated increase in net credit losses. See Note 3, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses,” of the Notes to Consolidated Financial Statements in Part I, Item 1. “Financial Statements”. In addition, due to the decrease in non-file insurance claims, our insurance income, net will increase by an amount comparable to the anticipated increase in net credit losses, resulting in an income statement offset. Therefore, we do not expect this change in policy to impact our profitability in future quarters.

Delinquency Performance. Our September 30, 2018 contractual delinquency as a percentage of total finance receivables increased to 7.1% from 6.8% as of September 30, 2017. Total contractual delinquency as of September 30, 2018 and September 30, 2017 were both inclusive of a 0.2% decrease attributable to the free payment deferrals that were processed for our customers impacted by the hurricanes. The days past due did not advance for these accounts after the hurricanes and through September 30, 2018 and the prior-year period, respectively.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	3Q 18		3Q 17
Allowance for credit losses	$55,300	6.2%	$47,400	6.1%
Current	726,003	81.8%	638,696	82.5%
1 to 29 days past due	99,008	11.1%	83,230	10.7%

Delinquent accounts:
30 to 59 days	22,215	2.5%	18,621	2.4%
60 to 89 days	15,360	1.7%	11,631	1.5%
90 to 119 days	10,183	1.1%	9,653	1.2%
120 to 149 days	8,476	1.0%	6,799	0.9%
150 to 179 days	6,831	0.8%	6,226	0.8%

Total contractual delinquency	$63,065	7.1%	$52,930	6.8%

Total finance receivables	$888,076	100.0%	$774,856	100.0%

	Contractual Delinquency by Product
In thousands	3Q 18		3Q 17
Small loans	$34,581	8.3%	$30,328	8.3%
Large loans	23,406	5.7%	15,578	5.0%
Automobile loans	2,686	8.3%	5,280	7.4%
Retail loans	2,392	7.8%	1,744	5.6%

Total contractual delinquency	$63,065	7.1%	$52,930	6.8%

Contractual delinquency as a percentage of total finance receivables as of October 31, 2018 returned to levels equal to October 31, 2017.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	3Q 18			3Q 17
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as Percentage of Related Finance Receivables
Small loans	$414,441	$25,061	6.0%	$363,262	$22,959	6.3%
Large loans	410,811	25,307	6.2%	308,642	17,317	5.6%

Total core loans	825,252	50,368	6.1%	671,904	40,276	6.0%
Automobile loans	32,322	2,565	7.9%	71,666	4,812	6.7%
Retail loans	30,502	2,367	7.8%	31,286	2,312	7.4%

Total	$888,076	$55,300	6.2%	$774,856	$47,400	6.1%

The allowance for credit losses during the three months ended September 30, 2018 and the prior-year period included $3.9 million and $3.0 million, respectively, in incremental allowances for credit losses on customer accounts impacted by the hurricanes. Additionally, in the third quarter of 2018, three changes in estimates and policy occurred that impacted our estimate of the allowance for credit losses. The changes collectively increased the allowance for credit losses as of September 30, 2018 and the provision for credit losses for the three months ended September 30, 2018 by $0.3 million. The three changes are described in greater detail in Note 3, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses,” of the Notes to Consolidated Financial Statements in Part I, Item 1. “Financial Statements”.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $2.0 million, or 6.0%, to $35.9 million during the three months ended September 30, 2018, from $33.8 million during the prior-year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased to 16.5% during the three months ended September 30, 2018, from 18.0% during the prior-year period. We believe that our receivable efficiency ratio will continue to decline in future years as we continue to grow our loan portfolio and control expense growth. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $1.8 million, or 9.4%, to $21.4 million during the three months ended September 30, 2018, from $19.5 million during the prior-year period. Labor expense increased $1.6 million compared to the prior-year period due to added headcount across departments within our home office and an increase in branch headcount to effectively service active account growth since September 30, 2017. Corporate incentive compensation expense increased $0.9 million primarily due to the 2018 annual grant of awards (which have three-year performance targets) under our long-term incentive plan. These increases were offset by a decrease in branch incentive expense of $0.6 million due to the implementation of a revised branch incentive plan in 2018 that rewards branch personnel more heavily for loan production.

Occupancy. Occupancy expenses remained constant at $5.5 million during both the three months ended September 30, 2018 and 2017.

Marketing. Marketing expenses decreased $0.2 million, or 7.4%, to $2.1 million during the three months ended September 30, 2018, from $2.3 million during the prior-year period. The decrease was primarily due to a decrease in total direct mail marketing compared to the prior-year period. The reduction in total mail quantity was the result of our efforts to fine-tune our processes to more efficiently target potential customers.

Other Expenses. Other expenses increased $0.3 million, or 5.2%, to $6.9 million during the three months ended September 30, 2018, from $6.5 million during the prior-year period. The current-year period included a $0.3 million increase in collections-related expenses and a $0.2 million increase in bank card processing fees, offset by a $0.3 million decrease in implementation costs for our loan management systems.

Interest Expense. Interest expense on long-term debt increased $2.1 million, or 31.1%, to $8.7 million during the three months ended September 30, 2018, from $6.7 million during the prior-year period. The increase was primarily due to increases in the average balance of our long-term debt facilities from finance receivable growth, an increase in interest rates, an increase in unused line fees, and additional debt issuance cost amortization. The average cost of our total long-term debt increased 0.61% to 5.78% during the three months ended September 30, 2018, from 5.17% during the prior-year period. The average cost of our long-term debt has increased as we have diversified our long-term funding sources.

Income Taxes. Income taxes decreased $1.0 million, or 30.9%, to $2.2 million during the three months ended September 30, 2018, from $3.2 million during the prior-year period. The decrease was primarily due to a reduction in our effective tax rate during the three months ended September 30, 2018 as a result of the Tax Act, offset by an increase in income before taxes of $1.1 million. The Tax Act makes changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%. Our effective tax rates were 23.1% and 37.9% for the three months ended September 30, 2018 and the prior-year period, respectively.

Comparison of the Nine Months Ended September 30, 2018, Versus the Nine Months Ended September 30, 2017

Net Income. Net income increased $5.5 million, or 28.8%, to $24.6 million during the nine months ended September 30, 2018, from $19.1 million during the prior-year period. The increase was primarily due to an increase in revenue of $22.6 million and a decrease in income taxes of $1.8 million, offset by an increase in provision for credit losses of $5.5 million, an increase in general and administrative expenses of $6.7 million, and an increase in interest expense of $6.7 million.

Revenue. Total revenue increased $22.6 million, or 11.3%, to $223.0 million during the nine months ended September 30, 2018, from $200.4 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $22.5 million, or 12.3%, to $205.1 million during the nine months ended September 30, 2018, from $182.7 million during the prior-year period. The increase was primarily due to a 14.9% increase in average finance receivables, offset by a 0.7% decrease in average yield.

The following table sets forth the average finance receivables balance and average yield for our loan products:

	Average Finance Receivables for the Nine Months Ended			Average Yields for the Nine Months Ended
In thousands	YTD 18	YTD 17	YoY % Inc (Dec)	YTD 18	YTD 17	YoY % Inc (Dec)
Small loans	$379,543	$351,204	8.1%	40.2%	42.4%	(2.2)%
Large loans	377,777	261,277	44.6%	28.5%	28.8%	(0.3)%
Automobile loans	45,041	82,313	(45.3)%	15.7%	16.4%	(0.7)%
Retail loans	31,676	31,389	0.9%	18.9%	18.4%	0.5%

Total interest and fee yield	$834,037	$726,183	14.9%	32.8%	33.5%	(0.7)%

Total revenue yield	$834,037	$726,183	14.9%	35.6%	36.8%	(1.2)%

Small loan yields decreased 2.2% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. When compared to the prior-year period, large loan and retail loan yields decreased 0.3% and increased 0.5%, respectively, as a result of adjusted pricing that reflects current market conditions. Automobile loan yields decreased 0.7% compared to the prior-year period. We anticipate that the automobile loan yields will remain at the current level or decline due to higher-yielding loans paying off or renewing into large loans, leaving the lower-yielding loans in the liquidating automobile loan portfolio.

Since we began focusing on large loan growth in early 2015, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated
In thousands	YTD 18	YTD 17	YTD $ Inc (Dec)	YTD% Inc (Dec)
Small loans	$451,423	$424,559	$26,864	6.3%
Large loans	293,369	249,251	44,118	17.7%
Automobile loans	—	18,404	(18,404)	(100.0)%
Retail loans	19,986	20,522	(536)	(2.6)%

Total net loans originated	$764,778	$712,736	$52,042	7.3%

The hurricanes had estimated negative impacts on loan originations of $2.8 million and $3.0 million during the nine months ended September 30, 2018 and the prior-year period, respectively. We believe that the small loan portfolio experienced most of these impacts.

The following table summarizes the components of interest and fee income:

	Components of Increase in Interest and Fee Income YTD 18 Compared to YTD 17 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$9,019	$(5,876)	$(474)	$2,669
Large loans	25,145	(457)	(204)	24,484
Automobile loans	(4,596)	(460)	208	(4,848)
Retail loans	40	105	1	146
Product mix	(2,479)	2,615	(136)	—

Total increase in interest and fee income	$27,129	$(4,073)	$(605)	$22,451

The $22.5 million increase in interest and fee income during the nine months ended September 30, 2018 from the prior-year period was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average finance receivables.

Insurance Income, Net. Insurance income, net decreased $0.8 million, or 8.2%, to $9.2 million during the nine months ended September 30, 2018, from $10.0 million during the prior-year period. Annualized insurance income, net represented 1.5% and 1.8% of average finance receivables during the nine months ended September 30, 2018 and the prior-year period, respectively. During both the nine months ended September 30, 2018 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums and non-file insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses
In thousands	YTD 18	YTD 17	YoY $ B(W)	YoY % B(W)
Earned premiums	$22,841	$18,630	$4,211	22.6%
Claims, reserves, and certain direct expenses	(13,672)	(8,645)	(5,027)	(58.1)%

Insurance income, net	$9,169	$9,985	$(816)	(8.2)%

Earned premiums and direct costs increased by $4.2 million and $5.0 million, respectively, compared to the prior-year period. The increase in earned premiums was primarily due to loan growth. The increase in direct costs was primarily due to a $1.7 million increase in non-file claims expense compared to the prior-year period, as well as a transition in insurance carriers. The transition in insurance carriers caused $1.1 million and $3.6 million of non-file insurance claims to impact net credit losses instead of insurance income, net during the nine months ended September 30, 2018 and the prior-year period, respectively. The increase in non-file claims expense was primarily due to an increase in the severity of non-file claims. As large loans have become a larger percentage of our loan portfolio, the severity of non-file claims has increased.

As described above, the non-file insurance product has been operating at a loss that has been reflected in our insurance income, net. Effective in the fourth quarter of 2018, we are implementing a policy change that will reduce the amount of non-file insurance claims that we file. This policy change will cause substantially offsetting increases to insurance income, net and net credit losses in future quarters. Therefore, we do not expect this change in policy to impact our profitability in future quarters. This policy change is described in greater detail in Note 3, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses,” of the Notes to Consolidated Financial Statements in Part I, Item 1. “Financial Statements”.

Other Income. Other income increased $1.0 million, or 12.6%, to $8.7 million during the nine months ended September 30, 2018, from $7.7 million during the prior-year period, due to a $0.9 million increase in commissions earned from the sale of our auto club product and a $0.3 million increase in loan deferral fee income. These increases were offset by a decrease of $0.2 million in income from late charges. The decrease in late charges was primarily due to large loans comprising a greater percentage of our total loan portfolio during the nine months ended September 30, 2018, compared to the prior-year period, and our expanded use of electronic payments to reduce early-stage delinquency. The most significant driver of late charges is average active accounts. Average active accounts increased 6.1% since September 30, 2017, while average finance receivables increased 14.9% since September 30, 2017. Annualized other income represented 1.3% and 1.5% of average finance receivables during the nine months ended September 30, 2018 and the prior-year period, respectively. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account.

Provision for Credit Losses. Our provision for credit losses increased $5.5 million, or 9.5%, to $63.4 million during the nine months ended September 30, 2018, from $57.9 million during the prior-year period. The increase was due to an increase in net credit losses of $5.2 million and an increase related to two changes in estimates and a policy change that occurred in the third quarter of 2018, which collectively increased the provision for credit losses by $0.3 million in the current-year period. These three changes are described in greater detail in Note 3, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses,” of the Notes to Consolidated Financial Statements in Part I, Item 1. “Financial Statements”.

The annualized provision for credit losses as a percentage of average finance receivables during the nine months ended September 30, 2018 was 10.1%, compared to 10.6% during the prior-year period. The current-year period ratio included an incremental, hurricane-related provision for credit losses of $3.9 million (representing 0.6% of the current-year period ratio) and a $1.1 million impact associated with the temporary shift of insurance claims into net credit losses during a transition in our insurance provider (representing 0.2% of the current-year period ratio). The prior-year period ratio included an incremental, hurricane-related provision for credit losses of $3.0 million (representing 0.5% of the prior-year period ratio) and a $3.6 million impact associated with the temporary shift of insurance claims into net credit losses during a transition in our insurance provider (representing 0.7% of the prior-year period ratio), offset by a $1.0 benefit associated with the 2017 bulk sale (representing a 0.2% benefit to the prior-year period ratio).

The increase in the provision for credit losses is explained in greater detail below.

Hurricane Impact. Our provision for credit losses was impacted by increases to the allowance for credit losses of $3.9 million and $3.0 million during the nine months ended September 30, 2018 and the prior-year period, respectively. These impacts related to estimated incremental credit losses on customer accounts impacted by the hurricanes.

Bulk Sale. We recognized a recovery of $1.0 million during the prior-year period from the 2017 bulk sale. These accounts had been excluded from prior sales of charged-off loans.

Net Credit Losses. Net credit losses increased $5.2 million, or 10.1%, to $57.0 million during the nine months ended September 30, 2018, from $51.7 million during the prior-year period. The increase was primarily due to a $107.9 million increase in average finance receivables over the prior-year period and $1.9 million of net credit losses in the current-year period that were a result of the hurricanes that impacted our branches in August 2017. Annualized net credit losses as a percentage of average finance receivables were 9.1% during the nine months ended September 30, 2018, compared to 9.5% during the prior-year period. The current-year period ratio reflected the $1.9 million increase in net credit losses as a result of the 2017 hurricanes (representing 0.3% of the current-year period ratio) and the temporary shift of $1.1 million of non-file insurance claims into net credit losses (representing 0.2% of the current-year period ratio). The prior-year period ratio reflected the temporary shift of $3.6 million of non-file insurance claims into net credit losses (representing 0.7% of the prior-year period ratio), offset by the $1.0 million benefit from the 2017 bulk sale (representing a 0.2% benefit to the prior-year period ratio).

In addition, as described above, the non-file insurance that we purchase protects us from credit losses where, following an event of default, we are unable to take possession of personal property collateral because our security interest is not perfected. In those circumstances, non-file insurance generally will pay to us an amount equal to the lesser of the loan balance or the collateral value, with such claims payment lowering our net credit losses. The benefit to net credit losses associated with non-file insurance claims payments as an annualized percentage of average finance receivables was 1.1% and 0.7% for the nine months ended September 30, 2018 and the prior-year period, respectively:

	Non-File Insurance Impact on Net Credit Loss Rates
	YTD 18	YTD 17
Annualized net credit losses	9.1%	9.5%
Annualized non-file benefit	1.1%	0.7%

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $6.7 million, or 6.9%, to $103.7 million during the nine months ended September 30, 2018, from $96.9 million during the prior-year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased to 16.6% during the nine months ended September 30, 2018, from 17.8% during the prior-year period. We believe that our receivable efficiency ratio will continue to decline in future years as we continue to grow our loan portfolio and control expense growth. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $5.9 million, or 10.5%, to $62.0 million during the nine months ended September 30, 2018, from $56.1 million during the prior-year period. Labor expense increased $3.9 million due to added headcount in our information technology department and centralized late-stage collections department, and an increase in branch headcount to effectively service active account growth since September 30, 2017. Corporate incentive compensation expense increased $2.1 million compared to the prior-year period primarily due to the 2018 annual grant of awards (which have three-year performance targets) under our long-term incentive plan.

Occupancy. Occupancy expenses increased $0.4 million, or 2.5%, to $16.6 million during the nine months ended September 30, 2018, from $16.2 million during the prior-year period. The increase was due to costs related to branch relocations, remodels, and maintenance. Additionally, we frequently experience increases in rent, leasehold improvements, and computer equipment expense as we renew existing branch leases.

Marketing. Marketing expenses increased $0.6 million, or 10.5%, to $5.8 million during the nine months ended September 30, 2018, from $5.3 million during the prior-year period. The increase was due to increased convenience check mailings and expanded digital marketing.

Other Expenses. Other expenses decreased $0.1 million, or 0.7%, to $19.2 million during the nine months ended September 30, 2018, from $19.4 million during the prior-year period. We experienced several offsetting changes in other expenses during the nine months ended September 30, 2018, compared to the prior-year period, including a decrease of $0.8 million of costs related to the implementation of our loan management system and a $0.6 million decrease in legal and settlement expenses. These decreases were offset by a $0.9 million increase in bank card processing fees and a $0.3 million increase in collections-related expenses.

Interest Expense. Interest expense on long-term debt increased $6.7 million, or 39.4%, to $23.8 million during the nine months ended September 30, 2018, from $17.1 million during the prior-year period. The increase was primarily due to increases in the average balance of our long-term debt facilities from finance receivable growth, an increase in interest rates, an increase in unused line fees, and additional debt issuance cost amortization. The average cost of our total long-term debt increased 0.87% to 5.51% during the nine months ended September 30, 2018, from 4.64% during the prior-year period. The average cost of our long-term debt has increased as we have diversified our long-term funding sources.

Income Taxes. Income taxes decreased $1.8 million, or 19.6%, to $7.5 million during the nine months ended September 30, 2018, from $9.4 million during the prior-year period. The decrease was primarily due to a reduction in our effective tax rate during the nine months ended September 30, 2018 as a result of the Tax Act, offset by tax benefits related to the exercise of stock options during the prior-year period and an increase in income before taxes of $3.7 million in the current-year period. The Tax Act makes changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%. Our effective tax rates were 23.5% and 32.9% for the nine months ended September 30, 2018 and the prior-year period, respectively.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. In connection with our plans to improve our technology infrastructure and to expand our branch network in future years, we expect to incur approximately $7.0 million to $10.0 million of expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility, revolving warehouse credit facility, amortizing loan, and, more recently, an asset-backed securitization transaction, each of which is described below. The Company had a debt-to-equity ratio of 2.3 to 1.0 and a shareholder equity ratio of 29.9% as of September 30, 2018.

We believe that cash flow from our operations and borrowings under our long-term debt facilities will be adequate to fund our business for the next twelve months, including initial operating losses of new branches and finance receivable growth of new and existing branches. From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving periods of our warehouse credit facility and our RMIT 2018-1 securitization end in February 2020 and June 2020, respectively. There can be no assurance that we will be able to secure an extension of the warehouse credit facility or close additional securitization transactions if and when needed in the future.

We are continuing to seek ways to diversify our long-term funding sources, though new funding sources may be more expensive than our existing funding sources.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $21.6 million, or 25.9%, to $104.8 million during the nine months ended September 30, 2018, from $83.2 million during the prior-year period. The increase was primarily due to the growth in our business described above, which produced an increase in net income, before provision for credit losses.

Investing Activities. Investing activities consist of originations and purchases of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the nine months ended September 30, 2018 was $132.0 million, compared to $117.8 million during the prior-year period, a net increase of $14.1 million. The increase in cash used was primarily due to increased net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuances of common stock. During the nine months ended September 30, 2018, net cash provided by financing activities was $35.0 million, a decrease of $5.9 million compared to $40.9 million during the prior-year period. The decrease was primarily a result of an increase in net payments and a decrease in net advances of $156.8 million. These decreases were offset by advances on the RMIT 2018-1 securitization of $150.2 million and a decrease in taxes paid related to share settlement of equity awards of $1.1 million.

Financing Arrangements.

Senior Revolving Credit Facility. In June 2017, we amended and restated our senior revolving credit facility to, among other things, increase the availability under the facility from $585 million to $638 million and extend the maturity of the facility from August 2019 to June 2020. The facility has an accordion provision that allows for the expansion of the facility to $700 million. Excluding the receivables held by our variable interest entities, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables and 70% of eligible unsecured finance receivables. These advance rates are subject to adjustment at certain credit quality levels (83% of eligible secured finance receivables and 68% of eligible unsecured finance receivables as of September 30, 2018). Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one and six months (one-month LIBOR was 2.26% as of September 30, 2018), with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. Alternatively, we may pay interest at the prime rate (5.25% as of September 30, 2018) plus a 2.00% margin, increasing to 2.25% when the availability percentage is below 10%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $413.0 million.

Our long-term debt under the senior revolving credit facility was $352.7 million as of September 30, 2018, and the amount available for borrowing, but not yet advanced, was $76.5 million. A year or more in advance of its June 2020 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A. “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

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

Amortizing Loan. In November 2017, we amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan. The amended and restated credit agreement provided for an additional advance in the amount of $37.8 million and extended the maturity date to December 2024. The debt is secured by finance receivables purchased from our affiliated companies. Advances on this debt were at a rate of 88%. Borrowings previously bore interest, payable monthly, at a rate of 3.00%. In February 2018, we agreed to lower the advance rate to 85% and increase the interest rate to 3.25%. The credit agreement allows us to prepay the loan when the outstanding balance falls below 20% of the original loan amount. As of September 30, 2018, our long-term debt under the credit agreement was $26.7 million.

Revolving Warehouse Credit Facility. In August 2018, we amended the June 2017 credit agreement that provided for a $125 million revolving warehouse credit facility to RMR II. The facility has an accordion provision that allows for the expansion of the facility to $150 million. We elected to expand the facility to $150 million from May 2018 to August 2018. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to February 2020 and February 2021, respectively. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. RMR II held $1.0 million in restricted cash reserves as of September 30, 2018 to satisfy provisions of the credit agreement. Borrowings under the facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. In October 2017 and February 2018, the margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. The August 2018 amendment to the credit agreement decreased the margin to 2.20%. The three-month LIBOR was 2.40% and 1.69% at September 30, 2018 and December 31, 2017, respectively. RMR II pays an unused commitment fee of between 0.35% and 0.85% based upon the average daily utilization of the facility. We intend to seek an extension of the maturity date of the facility before February 2020.

RMIT 2018-1 Securitization. In June 2018, we completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. The debt is secured by finance receivables originated by our affiliated companies. Borrowings under the securitization bear interest, payable monthly, at a weighted average rate of 3.93%. Prior to maturity in July 2027, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period. As of September 30, 2018, our long-term debt under the securitization was $150.2 million.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At September 30, 2018, we were in compliance with all debt covenants.

Restricted Cash Reserve Accounts.

Amortizing Loan. As required under the credit agreement governing the amortizing loan, we deposited $3.7 million of cash proceeds into a restricted cash reserve account at closing. The reserve requirement decreased to $1.7 million in June 2016 following our satisfaction of certain provisions of the credit agreement. The credit agreement was amended and restated in November 2017 with a cash reserve requirement of $1.3 million, which will remain until the termination of the facility. The amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.1 million as of September 30, 2018.

Revolving Warehouse Credit Facility. The credit agreement governing the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of September 30, 2018, the warehouse facility cash reserve requirement totaled $1.0 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $4.9 million as of September 30, 2018.

RMIT 2018-1 Securitization. As required under the transaction documents governing the RMIT 2018-1 Securitization, we deposited $1.7 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $12.4 million as of September 30, 2018.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves ($7.0 million as of September 30, 2018) against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a $0.1 million cash-collateralized letter of credit in favor of the ceding company.

Interest Rate Caps.

As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of September 30, 2018, we held four interest rate cap contracts with an aggregate notional principal amount of $400.0 million. The interest rate caps have maturities of March 2019 ($50.0 million, 2.50% strike rate), April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate). As of September 30, 2018, the one-month LIBOR was 2.26%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate.

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of September 30, 2018, the cash reserves were $7.0 million. We have also purchased a cash collateralized letter of credit in favor of the ceding company. As of September 30, 2018, the letter of credit was $0.1 million.

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

We recognize the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the consolidated financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. As of September 30, 2018, we had not taken any tax position that exceeds the amount described above.

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

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables at either prevailing market rates or at statutory limits. Our finance receivables are structured on a fixed rate, fixed term basis. Accordingly, subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.2 times per year from payments, renewals, and net credit losses. Because our automobile loans have longer maturities and typically are not refinanced prior to maturity, the rate of turnover of the loan portfolio may change as these loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of our borrowing activities. We maintain liquidity and fund our business operations in large part through borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At September 30, 2018, the outstanding balances under the senior revolving credit facility and the revolving warehouse credit facility were $502.9 million and $82.0 million, respectively. The interest rate that we pay on each of these credit facilities is a variable rate.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at a rate equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Alternatively, we may pay interest under the senior revolving credit facility at a rate based on the prime rate, plus a margin of 2.00%, increasing to 2.25% when the availability percentage is below 10%. Borrowings under the revolving warehouse credit facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2017 and February 2018, the revolving warehouse credit facility margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. In August 2018, in connection with an amendment and extension of the revolving warehouse credit facility, the margin further decreased to 2.20%. As of September 30, 2018, our LIBOR rates under the senior revolving credit facility and the revolving warehouse credit facility were 2.26% and 2.40%, respectively.

Interest rates on borrowings under the senior revolving credit facility and the revolving warehouse credit facility were approximately 5.32% and 5.52%, respectively, for the nine months ended September 30, 2018, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at September 30, 2018, an increase of 100 basis points in LIBOR rates would result in approximately $4.3 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (which was filed with the SEC on February 23, 2018) and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 (which was filed with the SEC on August 6, 2018), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 6.	EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Amendment No. 2 to Credit Agreement, dated August 30, 2018, by and among Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, the agents from time to time parties thereto, Wells Fargo Bank, National Association, as administrative agent, Credit Suisse AG, New York Branch, as structuring and syndication agent, and Wells Fargo Bank, National Association, as account bank, image file custodian, and backup servicer.	8-K	001-35477	10.1	09/06/2018

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1	Section 1350 Certifications	—	—	—	—	X

101	The following materials from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) the Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2018 and the year ended December 31, 2017; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) the Notes to the Consolidated Financial Statements	—	—	—	—	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: November 8, 2018	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)