Form 10-K
period 2018-12-31
Regional Management Corp.
filed 2019-03-08
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $345,188,148 based upon the closing sale price as reported on the New York Stock Exchange. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.

As of March 7, 2019, there were 11,828,806 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

REGIONAL MANAGEMENT CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2018

FORWARD-LOOKING STATEMENTS

Each of the terms “Regional,” the “Company,” “we,” “us,” and “our” as used herein refers collectively to Regional Management Corp. and its wholly-owned subsidiaries, unless otherwise stated.

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, certain statements and disclosures contained in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, plans and objectives of management, representations, and contentions, and are not historical facts. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” and similar words, although some forward-looking statements are expressed differently. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The forward-looking statements included herein reflect and contain management’s current judgment, and involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We do not intend to update any of these forward-looking statements or publicly announce the results of or any revisions to these forward-looking statements, other than as is required under the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 1

PART I

ITEM 1.	BUSINESS.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. We operate under the name “Regional Finance” in 359 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, serving 401,500 active accounts, as of December 31, 2018. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our multiple channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans. Our small loans and large loans are our core loan products and will be the drivers of our future growth.

•

Small Loans – We offer small installment loans with cash proceeds to the customer ranging from $500 to $2,500, with terms of up to 48 months. Our small loans are typically secured by non-essential household goods and/or, to a lesser extent, a lien on a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle. As of December 31, 2018, we had 276,800 small loans outstanding representing $437.7 million in finance receivables, or an average of approximately $1,600 per loan. In 2018, 2017, and 2016, interest and fee income from small loans contributed $156.6 million, $150.1 million, and $142.1 million, respectively, to our total revenue.

•

Large Loans – We offer large installment loans with cash proceeds to the customer generally ranging from $2,501 to $12,000, with terms of between 18 and 60 months. Our large loans are typically secured by non-essential household goods and/or a vehicle. As of December 31, 2018, we had 99,800 large loans outstanding representing $438.0 million in finance receivables, or an average of approximately $4,400 per loan. In 2018, 2017, and 2016, interest and fee income from large loans contributed $111.1 million, $80.3 million, and $55.0 million, respectively, to our total revenue.

•

Retail Loans – We offer indirect retail loans of up to $7,500, with terms of between 6 and 48 months, which are secured by the purchased items. These loans are offered at the point of sale through a network of retailers within and, to a limited extent, outside of our branch footprint. As of December 31, 2018, we had 21,200 retail loans outstanding representing $30.4 million in finance receivables, or an average of approximately $1,400 per loan. In 2018, 2017, and 2016, interest and fee income from retail loans contributed $5.9 million, $5.9 million, and $5.8 million, respectively, to our total revenue.

•

Optional Payment and Collateral Protection Insurance Products – We offer our customers optional payment and collateral protection insurance relating to many of our loan products. In 2018, 2017, and 2016, insurance income, net contributed $14.8 million, $13.1 million, and $9.5 million, respectively, to our total revenue.

Through November 2017, we also offered direct and indirect automobile purchase loans of up to $27,500. We ceased originating automobile loans in November 2017, but we continue to own and service the automobile loans that we previously originated. As of December 31, 2018, we had 3,700 automobile loans outstanding representing $26.2 million in finance receivables, or an average of approximately $7,100 per loan. In 2018, 2017, and 2016, interest and fee income from automobile loans contributed $6.4 million, $12.8 million, and $18.1 million, respectively, to our total revenue.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 2

Our Industry, Customers, and Purpose

We operate in the consumer finance industry, in which consumers are generally described as super-prime (most creditworthy), prime, near-prime, non-prime, subprime, or deep-subprime (least creditworthy). Our customers typically have less-than-perfect credit profiles and, for that reason, are generally considered subprime, non-prime, or near-prime consumers. As a result, our customers often do not qualify for prime financing from banks, thrifts, credit card providers, and other lenders. However, like prime consumers, our customers have a need and a desire to utilize credit.

Notwithstanding that many lenders are unwilling to serve our customers, we believe that responsible, transparent, and fairly-priced credit products should be made available to our customers. We exist to serve that purpose. Accordingly, we offer our customers access to credit through our affordable, easy-to-understand small loan, large loan, and retail loan products, which we price on fair terms in consideration of the associated credit risk and servicing costs.

The average annual percentage rate (“APR”) of our small loans originated in 2018 was 44.4%. Our large loans, which are reserved for higher credit quality customers who meet more stringent underwriting requirements than those applied to small loan applicants, had an average APR of 30.0% for loans originated in 2018. We believe that the rates on our products are significantly more attractive than many other credit options available to our customers, such as payday, pawn, and title loans, which often come with APRs over 300%. Our loans are also safer and more favorably structured than loans offered by alternative financial service providers. We underwrite our loans based on an applicant’s ability to repay, whereas payday, pawn, and title loans are typically underwritten based on an ability to collect, either through access to the borrower’s bank account or by repossession and sale of collateral. We also structure our loans on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments that are designed to be affordable for our customers and made over an average term of 21 months for small loans and 43 months for large loans (based on loans originated in 2018). By comparison, payday, pawn, and title loans typically have balloon payments following short terms of 14 to 60 days.

Importantly, we further differentiate ourselves from alternative financial service providers by reporting our customers’ payment performance to credit bureaus. This practice provides our customers with the opportunity to improve their credit profile by establishing a responsible payment history with us and, ultimately, to gain access to a wider range of credit options, including our own. For example, in 2018, we worked with many of our deserving customers to refinance nearly 12,000 of our customers’ small loans into large loans, representing more than $53 million in finance receivables at origination, and resulting in a decrease in these customers’ average APR from 44.1% to 31.8%. We also believe that over time many of our customers transition away from our company to prime sources of credit.

Our diversity of loan products with competitive, safe, and transparent pricing and terms, combined with the opportunity for our customers to improve their credit history and profile, distinguishes us in the consumer finance market, provides us with a competitive advantage, and allows us to serve an important purpose that is mutually beneficial to our customers, communities, employees, and stockholders.

Our Business Model

Multiple Channel Platform. Our multiple channel platform, which includes our branches, direct mail campaigns, digital partners, retailers, and our consumer website, enables us to offer a range of loan products to new, existing, and former customers throughout our markets. We began building our branch network over 30 years ago and have expanded the network to 359 branches as of December 31, 2018. Our branch personnel market our products in a number of ways, including through a merchant referral program, customer referrals, direct telephone and mail solicitations of current and former customers, and by leveraging our direct mail program. Our direct mail campaigns include pre-screened convenience check mailings and mailings of

Regional Management Corp. | 2018 Annual Report on Form 10-K | 3

pre-qualified offers and invitations to apply, which enable us to market our products to millions of current and potential customers in a cost-effective manner. We have also developed our consumer website and partnered with digital lead generation sources to promote our products and facilitate loan applications via the internet. Finally, we have relationships with retailers that offer our retail loans in their stores at the point of sale. We believe that our multiple channel platform provides us with a competitive advantage by giving us broad access to our existing and former customers and multiple avenues to attract new customers.

Attractive Products for Customers with Limited Access to Credit. Our flexible loan products, generally ranging from $500 to $12,000 with terms of up to 60 months, are competitively priced, easy to understand, and incorporate features designed to meet the varied financial needs and credit profiles of a broad range of consumers. This product diversity distinguishes us from monoline competitors and provides us with the ability to offer our customers new loan products as their credit profiles evolve, building customer loyalty and increasing the overall value of customer relationships.

Integrated Branch Model. Our branch network serves as the foundation of our multiple channel platform and the primary point of contact with our customers. Nearly 80% of our loan originations in 2018 occurred in one of our branch locations, and nearly all loans, regardless of origination channel, are serviced through our branches, allowing us to maintain frequent, in-person contact with our customers. By integrating loan origination and loan servicing at the branch level, our employees are able to maintain a relationship with our customers throughout the life of a loan. We believe this frequent-contact, relationship-driven lending model provides greater insight into potential payment difficulties, reduces credit risk, and allows us to assess the borrowing needs of our customers, better enabling us to offer them new loan products as their credit profiles and needs evolve.

Consistent Portfolio Performance. Over the past several years, we have sharpened our focus on credit quality by investing in highly-qualified personnel, refining underwriting practices, developing custom credit scorecards, streamlining procedures, automating underwriting decisions, and improving reporting capabilities, all of which allow us to better control the credit quality of our portfolio, maintain compliance with evolving state and federal law, and react quickly whenever market dynamics may change. We have also expanded our centralized collections department and provided our branches with improved collections tools, training, and incentives. As a result of these efforts and practices, between 2015 and 2018, we reported annual net credit loss rates in a relatively narrow band of 8.8% to 9.4% of average finance receivables.

Demonstrated Organic Growth. We have grown our total finance receivables by 70.7%, from $546.2 million at December 31, 2014 to $932.2 million at December 31, 2018, a compound annual growth rate (“CAGR”) of 14.3%. More importantly, we have grown our core small loan and large loan finance receivables by 139.5%, from $365.7 million at December 31, 2014 to $875.7 million at December 31, 2018, a CAGR of 24.4%. This receivables growth has driven a revenue increase of 49.8%, from $204.7 million in 2014 to $306.7 million in 2018, a CAGR of 10.6%. Our portfolio growth has come from expanding our branch network, growing our finance receivable portfolios within existing branches, and developing new products and channels, including through digital lead generation. From 2014 to 2018, we grew our year-end branch count from 300 branches to 359 branches. We opened a net 17 new branches in 2018, and we have also grown our existing branch revenues. Historically, our branches have rapidly increased their outstanding finance receivables during the early years of operations and generally achieved profitability within one year of opening.

Experienced Management Team. Our executive and senior operations management teams consist of individuals experienced in installment lending and other consumer finance services. Both our Chief Executive Officer and our Chief Operating Officer have nearly 30 years of experience in consumer financial services, and our Chief Risk Officer has over 20 years of financial and consumer lending experience, including expertise in credit risk management. As of December 31, 2018, our state operations vice presidents averaged nearly 28 years of industry experience and more than 8 years of service at Regional, while our district supervisors averaged nearly 21 years of industry experience and more than 6 years of service with Regional. Our executive and senior operations management team members intend to leverage their experience and expertise in consumer lending to grow our business, deliver high-quality service to our customers, and carefully manage our credit risk.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 4

Our Strategies

Grow Our Branch Network. We intend to continue to grow the receivables, revenue, and profitability of our existing branches, to open new branches within our existing geographic footprint, and to expand our operations into new states. Establishing local contact with our customers through our branch network is key to our frequent-contact, relationship-driven lending model. We believe that there remains substantial opportunity to grow the finance receivable portfolios of our existing branches by continuing our focus on large loan originations and by cross-selling new loan products to our existing customers, including those customers with retail loans and automobile loans. In addition, from 2014 to 2018, we opened or acquired a net 59 new branches, and in 2018, we opened our first branches in Missouri and Wisconsin. We expect that as our newer branches mature, their revenue will grow faster than our overall same-store revenue growth rate. We believe there is sufficient demand for consumer finance services to continue new branch openings in certain of the states where we currently operate, allowing us to capitalize on our existing infrastructure and experience in these markets. We also intend to explore opportunities for growth in several states outside of our existing geographic footprint that enjoy favorable operating environments. Our competitors operate in as many as 44 states.

Leverage Our Direct Mail Capabilities. Direct mail campaigns are launched throughout the year, but are weighted to coincide with seasonal consumer demand. In addition, we mail convenience checks in new markets as soon as new branches are open, which develops a customer base and builds finance receivables for these new branches. In 2018, we mailed 6.6 million convenience checks, 1.4 million pre-qualified loan offers, and 2.2 million invitations to apply. Moving forward, we plan to continue to invest in and to improve the targeting criteria, offer strategies, and testing protocols of our direct mail campaigns, which we believe will enable us to efficiently grow our receivables with improved credit performance. We expect that these efforts will allow us to increase volume at our branches by adding new customers, recapturing former customers, and creating opportunities to offer new loan products to our existing customers.

Expand Our Digital Presence. In order to better serve and attract customers who prefer to conduct business digitally, we make an online loan application available on our consumer website, generate customer leads through digital partners, and provide our customers with online account management capabilities. Throughout 2018, we continued to grow our digital acquisition channel, more than tripling our investment from 2017 to 2018. This investment enabled us to increase our digitally-sourced loan originations by nearly 130% year-over-year and to grow the percentage of new customers generated through this channel to more than 15% of all new small and large loan customers in 2018. We also continued to enhance and promote our online account management tools that enable customers to make payments and manage their accounts online. In 2019, we expect to continue to invest in the digital channel, thereby adding capabilities, improving efficiencies, enhancing the customer experience, and testing new mechanisms for lead generation to further diversify and expand our new business acquisition mechanisms.

Maintain Sound Underwriting and Credit Control. Since 2015, we have invested heavily in our credit and collections functions. We plan to continue to do so in the future by maintaining highly-qualified employees dedicated to managing credit risk, refining our underwriting models, and improving our collection efforts, through both our branch operations and our centralized collections department. In early 2018, we completed the implementation of our new loan origination and servicing software platform, which allows us to automate our underwriting decisions, among other benefits. In addition, in the second half of 2018, we began to integrate custom credit models into our automated underwriting processes. We expect to complete the rollout of our custom credit models to all of our states in 2019, with the benefit of such models expected to begin impacting our results in late 2019 and 2020. Through these efforts and others, we plan to continue to carefully manage our credit exposure as we grow our business, offer new products, and enter new markets.

Carefully Manage Our G&A Expenses. We have made significant investments in our business over the past several years, including by increasing our marketing spend to drive new business, expanding our branch network, hiring operations employees to service our growing finance receivable portfolio, and improving our

Regional Management Corp. | 2018 Annual Report on Form 10-K | 5

credit and information technology capabilities. However, during that time, we also remained keenly focused on driving operating leverage through the prudent management of our expenses. Between 2015 and 2018, our general and administrative expenses as a percentage of average finance receivables decreased from 20.2% to 16.4%. As we grow our business, we will remain vigilant in our management of general and administrative expenses, with the goal of causing such expenses to decrease as a percentage of average finance receivables over time.

Our Loan Products

We offer small, large, and retail installment loans to our customers. Our underwriting standards focus on our customers’ ability to affordably make loan payments out of their discretionary income, with the value of pledged collateral serving as a credit enhancement rather than the primary underwriting criterion. The interest rates, fees and other charges, maximum principal amounts, and maturities for our loans vary from state to state, depending on the competitive environment and relevant laws and regulations.

Small loans and large loans are closed in our branch network or originated through our convenience check direct mail campaigns. Our convenience check direct mail loan offers enable prospective customers to enter into a loan with us by cashing or depositing the check attached to the loan offer, thereby agreeing to the terms of the loan as prominently set forth on the check and accompanying disclosures. When a customer enters into a loan by cashing or depositing the convenience check, our personnel gather additional information on the borrower to assist in servicing the loan. Our retail loans are indirect installment loans structured as retail installment sales contracts. Retail loans are made through a retailer at the point of sale without the need for the customer to visit one of our branches. Our customers use our retail loans to finance the purchase of furniture, appliances, and other retail products. The vast majority of our retail loans are originated inside of our eleven-state brick-and-mortar footprint, but on a limited basis, we offer retail loans in states outside of our footprint. The servicing of nearly all retail loans is performed within our branches, with only out-of-footprint retail loans being serviced centrally from our headquarters in South Carolina.

For loans originated in our branch network, we consider numerous factors in evaluating a potential customer’s creditworthiness, such as unencumbered income, debt-to-income ratios, length of current employment, duration of residence, and a credit report detailing the applicant’s credit history. Our loan origination and servicing software platform guides our branch personnel through the credit application process and automates much of the underwriting, with underwriting exceptions generally subject to review and approval by a senior operations or centralized underwriting team member. For retail loans, our retail partners typically submit credit applications to us online while the customer waits in the retailer’s store. Underwriting for our retail loans is conducted by our centralized underwriting team using standards substantially similar to our branch small loan and large loan underwriting guidelines. Our retail loan credit decisions generally are provided to the retailer within ten minutes of our receipt of the application. For convenience check loans, each prospect that we solicit has been pre-screened through a major credit bureau against our underwriting criteria, which includes an evaluation of the recipient’s credit score, bankruptcy history, and a number of additional credit attributes relevant to the recipient’s likely ability and willingness to repay the offered convenience check loan.

Loan renewals are also an important part of our business. Our customers use renewals to extend and expand their lending relationships with us. We generally offer loan renewals to existing customers who have demonstrated an ability and willingness to repay amounts owed to us. Renewals typically refinance one or more of a customer’s loans into a single new loan, which in some cases will be for a larger principal balance than the customer’s original loan, though we permit renewals of existing loans at or below the original loan amount. In evaluating a loan for renewal, in addition to our standard underwriting requirements, we are able to take into consideration the customer’s prior payment performance with us, which we believe is a very strong indicator of the customer’s future credit performance. In 2018, renewals of loans in an amount greater than the original loan amount represented 47% of our loan originations and renewals of loans at or below the original loan amount represented 19% of our loan originations.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 6

Small Loans. In 2018, the average originated net loan size and term for our small loans were $1,831 and 21 months, respectively. The average yield we earned on our portfolio of small loans was 40.0% in 2018. The following table sets forth the distribution of our small loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2014	2015	2016	2017	2018
Texas	29%	31%	32%	34%	34%
South Carolina	25%	23%	20%	17%	16%
North Carolina	15%	15%	15%	14%	15%
Alabama	13%	13%	14%	14%	13%
All Other States	18%	18%	19%	21%	22%

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of small loans, total small loan finance receivables, and average size per loan by state as of December 31, 2018.

	Number of Loans	Finance Receivables	Average Size Per Loan
		(In thousands)
Texas	100,416	$154,821	$1,542
South Carolina	40,918	68,169	1,666
North Carolina	40,212	64,013	1,592
Alabama	32,738	54,987	1,680
All Other States	62,475	95,672	1,531

Total	276,759	$437,662	$1,581

Large Loans. In 2018, our average originated net loan size and term for large loans were $5,015 and 43 months, respectively. The average yield we earned on our portfolio of large loans was 28.5% for 2018. The following table sets forth the distribution of our large loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2014	2015	2016	2017	2018
Texas	10%	22%	22%	24%	27%
South Carolina	25%	22%	20%	19%	21%
North Carolina	27%	18%	21%	19%	16%
Alabama	26%	17%	14%	12%	11%
All Other States	12%	21%	23%	26%	25%

Total	100%	100%	100%	100%	100%

Regional Management Corp. | 2018 Annual Report on Form 10-K | 7

The following table sets forth the total number of large loans, total large loan finance receivables, and average size per loan by state as of December 31, 2018.

	Number of Loans	Finance Receivables	Average Size Per Loan
		(In thousands)
Texas	28,297	$116,355	$4,112
South Carolina	19,010	92,297	4,855
North Carolina	17,165	70,721	4,120
Alabama	10,633	47,591	4,476
All Other States	24,692	111,034	4,497

Total	99,797	$437,998	$4,389

Retail Loans. In 2018, our average originated net loan size and term for retail loans were $1,994 and 28 months, respectively. The average yield we earned on our portfolio of retail loans was 19.0% for 2018. The following table sets forth the distribution of our retail loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2014	2015	2016	2017	2018
Texas	62%	69%	73%	75%	72%
North Carolina	14%	10%	8%	7%	9%
Oklahoma	7%	8%	6%	5%	6%
All Other States	17%	13%	13%	13%	13%

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of retail loans, total retail loan finance receivables, and average size per loan by state as of December 31, 2018.

	Number of Loans	Finance Receivables	Average Size Per Loan
		(In thousands)
Texas	15,482	22,149	1,431
North Carolina	1,840	2,611	1,419
Oklahoma	1,303	1,850	1,420
All Other States	2,609	3,819	1,464

Total	21,234	$30,429	$1,433

Our Insurance and Ancillary Products

We also offer our customers various optional payment and collateral protection insurance products as a complement to our lending operations. Our primary insurance products include optional credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. These insurance products are optional and not a condition of the loan, and we do not sell insurance to non-borrowers. Our insurance products, including the types of products offered and their terms and conditions, vary from state to state in compliance with applicable laws and regulations. Insurance policy premiums, claims, and expenses are included in the company’s results of operations as insurance income, net in the consolidated statements of income. In 2018, insurance income, net was $14.8 million, or 4.8% of our total revenue.

Credit life insurance provides for the payment in full of the borrower’s credit obligation to the lender in the event of the borrower’s death and, in some states, may provide a payment to a secondary beneficiary listed by the

Regional Management Corp. | 2018 Annual Report on Form 10-K | 8

borrower. Credit accident and health insurance provides for the repayment of certain loan installments to the lender that come due during an insured’s period of income interruption resulting from disability from illness or injury. Credit involuntary unemployment insurance provides for repayment of certain loan installments in the event that the borrower is no longer employed as the result of a qualifying event, such as a layoff or reduction in workforce. Credit personal property insurance provides for payment following accidental loss of or damage to personal property collateral resulting from certain casualty events. We require that customers maintain property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party (such as homeowners or renters insurance) in lieu of purchasing property insurance from us. We also require proof of insurance on any vehicles securing loans, and in select markets, we offer vehicle single interest insurance on vehicles used as collateral on small and large loans.

All customers purchasing these types of insurance from us are required to sign multiple statements affirming that they understand that their purchase of insurance is optional and not a condition of the loan. In addition, a customer may cancel purchased insurance at any time during the life of the loan, including in connection with an early payoff or loan refinancing. Customers who cancel within thirty (30) days of the date of purchase receive a full refund of the insurance premium, and customers who cancel thereafter receive a refund of the unearned portion of the insurance premium.

Apart from the various optional payment and collateral protection insurance products that we offer to our customers, on certain loans, we also collect a fee from our customers and, in turn, purchase non-file insurance from an unaffiliated insurance company for our benefit in lieu of recording and perfecting our security interest in personal property collateral. Non-file insurance protects us from credit losses where, following an event of default, we are unable to take possession of personal property collateral because our security interest is not perfected (for example, in certain instances where a customer files for bankruptcy). In such circumstances, non-file insurance generally will pay to us an amount equal to the lesser of the loan balance or the collateral value, with such claims payment lowering our net credit losses.

We market and sell insurance policies as an agent of an unaffiliated insurance company, within the limitations established by our agency contracts with the unaffiliated insurance company. We then remit to the unaffiliated insurance company the premiums we collect, net of refunds on prepaid loans and net of commission on new business. The unaffiliated insurance company then cedes to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd., the net insurance premium revenue and the associated insurance claims liability for all insurance products, including the non-file insurance that we purchase. Life insurance premiums are ceded as written, and non-life insurance premiums are ceded as earned. In accepting the premium revenue and associated claims liability, RMC Reinsurance, Ltd. acts as reinsurer for all insurance products that we sell to our customers and for the non-file insurance that we purchase. RMC Reinsurance, Ltd. pays the unaffiliated insurance company a ceding fee for the continued administration of all insurance products.

In addition, in select states, we offer an “Auto Plus Plan” auto club product that is administered and serviced through a third-party provider. The product generally provides certain automobile, home, travel, and other services and benefits to customers, including emergency towing and roadside assistance, emergency locksmith service, automobile repair reimbursement, stolen car expense benefit, automobile insurance deductible reimbursement, limited legal services, and various travel and other discounts. As with the optional insurance products that we offer, any customer purchasing an Auto Plus Plan acknowledges that the purchase is optional and not a condition of the loan and that the plan may be cancelled within 30 days for a full refund.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 9

Our Branches

Our branches are generally located in visible, high-traffic locations, such as shopping centers. We believe that our branches have an open, welcoming, and hospitable layout. In evaluating whether to locate a branch in a particular community, we examine several factors, including the demographic profile of the community, demonstrated demand for consumer finance, the regulatory and political climate, and the availability of suitable employees to staff, manage, and supervise the new branch.

The following table sets forth the number of branches as of the dates indicated:

	At December 31,
	2014	2015	2016	2017	2018
Texas	83	98	98	98	103
South Carolina	70	72	72	68	67
Alabama	49	50	49	47	46
North Carolina	34	36	36	37	36
Oklahoma	27	28	28	28	28
Tennessee	21	21	21	21	23
Virginia	—	1	8	17	18
New Mexico	13	18	19	18	17
Missouri	—	—	—	—	9
Georgia	3	7	8	8	8
Wisconsin	—	—	—	—	4

Total	300	331	339	342	359

The following table sets forth the average finance receivables per branch based on maturity, excluding acquired branches:

Age of Branch (As of December 31, 2018)	Average Finance Receivables Per Branch as of December 31, 2018	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$843	—	22
Branches open one to three years	$2,158	156.0%	28
Branches open three to five years	$2,623	21.5%	56
Branches open five years or more	$2,792	6.4%	253

The average contribution to operating income from our branches has historically increased as our branches mature. The following table sets forth the average operating income contribution per branch for the year ended December 31, 2018, based on maturity of the branch, excluding acquired branches.

Age of Branch (As of December 31, 2018)	Average Branch Operating Income (Loss) Contribution	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$(12)	—	22
Branches open one to three years	$137	1,241.7%	28
Branches open three to five years	$309	125.5%	56
Branches open five years or more	$407	31.7%	253

We calculate the average branch contribution as total revenues generated by the branch less the expenses directly attributable to the branch, including the provision for losses and operating expenses, such as personnel, lease, and interest expenses. General corporate overhead, including management salaries, is not attributed to any

Regional Management Corp. | 2018 Annual Report on Form 10-K | 10

individual branch. Accordingly, the sum of branch contributions from all of our branches is greater than our income before taxes.

Employees and Training

As of December 31, 2018, we had 1,535 employees. New employees must complete a comprehensive training curriculum that focuses on the company- and position-specific competencies needed to be successful. The training includes a blended approach utilizing eLearning modules, hands-on exercises, webinars, and assessments. Training content is focused on our operating policies and procedures, as well as several key compliance areas. Incentive compensation for new employees is contingent upon the successful and timely completion of the required new hire training curriculum. All current employees are also required to complete annual compliance training and re-certification. Additional management and developmental training is provided for those employees seeking to advance within our company.

Payment and Loan Servicing

We have implemented company-wide payment and loan servicing policies and procedures, which are designed to maintain consistent portfolio performance and to ensure regulatory compliance. Our district supervisors, state vice presidents, and compliance and internal audit teams regularly review servicing and collection records to ensure compliance with our policies and procedures. Our centralized management information system enables regular monitoring of branch portfolio metrics by management, and the compensation opportunities of our operations employees and senior management have a significant performance component that is closely tied to credit quality, among other defined performance targets.

The responsibility for the servicing and collection of each loan generally rests with the originating branch. Borrowers who have signed up for online account access have on-demand access to their account information through Regional’s website. In addition, borrowers may elect to receive automated, one-way text messages with information regarding their account, including payment reminders. Borrowers have the option of making payments (i) in person at a branch where they may pay by cash, check, money order, debit card, or immediate, one-time future, or recurring ACH, (ii) through our customer portal via debit card or immediate, one-time future, or recurring ACH, or (iii) by immediate or one-time future debit card or ACH over the phone. In the fourth quarter of 2018, more than half of customer payments were made by debit card or ACH.

If a loan becomes severely delinquent, a branch may receive co-collection assistance from our centralized servicing facility. Our philosophy is to work with customers experiencing payment difficulties. If a customer is unable to make the required payments to bring his or her loan current, acceptable solutions to remedy a past due loan may include deferment of a payment, loan renewal, or settlement. All solutions are intended to enable the customer to meet his or her current and future obligations in a manner that we believe will mitigate our risk, while also complying with state and federal laws and regulations, as well as our policies and procedures.

Customers are limited to two deferrals in a rolling twelve-month period unless it is determined that an exception is warranted (e.g. following a natural disaster). We generally limit the refinancing of delinquent loans to those customers who have made recent payments and for whom we have verified current employment, and we do not charge any origination fees on the refinancing of a delinquent loan. We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers resolve temporary financial setbacks and repair or sustain their credit. During 2018, we refinanced approximately $26.5 million of loans that were 60 or more days contractually past due, representing approximately 2.5% of our total loan originations in 2018. As of December 31, 2018, the outstanding balance of such refinanced loans was $33.8 million, or 3.6% of finance receivables as of such date. We may also agree to settle a past due loan by accepting less than the full principal balance owed. A settlement is only used in certain limited cases and is only offered once we have determined that we are unlikely to collect the entire outstanding balance of the loan.

For seriously delinquent accounts, we may seek legal judgments or pursue repossession of collateral. We typically initiate repossession efforts only when we have exhausted other means of collection and, in the opinion

Regional Management Corp. | 2018 Annual Report on Form 10-K | 11

of management, the customer is unlikely to make further payments. We sell substantially all repossessed collateral through sales conducted by independent auction organizations, after the required post-repossession waiting period. Generally, we charge off loans during the month that the loan becomes 180 days contractually delinquent. Non-titled accounts in a confirmed Chapter 7 or Chapter 13 bankruptcy are charged off at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. We sell most of our charged-off accounts to third-party debt buyers.

Information Technology

In 2016, we entered into an agreement with Nortridge Software, LLC (“Nortridge”) to transition to the Nortridge loan origination and servicing platform. From January 2016 to February 2018, we conducted a state-by-state phased implementation of the Nortridge platform in each of our states of operation. As of February 2018, all of our branches operate using the Nortridge platform. Prior to our use of Nortridge, we serviced our loan portfolio using a software package developed and owned by ParaData Financial Systems.

We utilize the Nortridge platform both to originate loans and to service our loan portfolio, and we have invested in customizing the Nortridge platform to meet our needs based upon our specific products, processes, and reporting requirements. The Nortridge custom decision engine utilizes application information and a credit report detailing the applicant’s credit history to generate an initial credit decision and to guide our branch employees through the loan origination process to the final credit decision. Throughout the life of the loan, our employees utilize Nortridge to, among other things, enter payments, generate collection queues, and log collection activity. Nortridge also facilitates electronic and recurring payments, automated text messaging, and customer account access through a customer portal. Nortridge logs and maintains, within our centralized information systems, a permanent record of the loan origination and servicing approvals and processes, and permits all levels of branch and centralized management to review the individual and collective performance of all branches for which they are responsible on a daily basis.

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

Small and Large Loans. We compete with several national companies operating greater than 800 branch locations each, as well as a handful of smaller, regionally-focused companies with between 100 and 300 branches in certain of the states in which we operate. We believe that the majority of our competitors are independent operators with generally less than 100 branches. We believe that competition between installment consumer loan companies occurs primarily on the basis of price, breadth of loan product offerings, flexibility of loan terms offered, and the quality of customer service provided. While underbanked customers may also use alternative financial services providers, such as title lenders, payday lenders, and pawn shops, their products offer different terms and typically carry substantially higher interest rates and fees than our installment loans. Accordingly, we believe that alternative financial services providers are not an attractive option for customers who meet our underwriting standards, which are generally stricter than the underwriting standards of alternative financial services providers. Our small and large loans also compete with pure online lenders, peer-to-peer lenders, and issuers of non-prime credit cards.

Retail Loans. In recent years, the retail loan industry has seen an increasing number of lenders enter the market that are dedicated to originating non-prime retail loans. We also face competition from rent-to-own

Regional Management Corp. | 2018 Annual Report on Form 10-K | 12

financing, leasing, and credit card companies. Our retail loans are typically made at competitive rates, and competition is largely on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the speed of approval, and the quality of customer service provided. Point-of-sale financing decisions must be made rapidly while the customer is on the sales floor. We endeavor to provide responses to customers in less than ten minutes, and we staff our centralized retail loan underwriting team with multiple shifts seven days per week during peak retail shopping hours to ensure rapid response times.

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

Government Regulation

Consumer finance companies are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, regulations, and ordinances. Many of these laws impose detailed constraints on the terms of our loans and the retail installment sales contracts that we purchase, the lending forms that we utilize, and our operations. The software that we use to originate loans is designed in part to aid in compliance with all applicable lending laws and regulations.

State Lending Regulation. We are regulated by state agencies that regularly audit our branches and operations. In general, state statutes establish maximum loan amounts and interest rates, as well as the types and maximum amounts of fees and insurance premiums that we may charge for both direct and indirect lending. Specific allowable charges vary by state. In addition, state laws regulate the keeping of books and records and other aspects of the operation of consumer finance companies, and state and federal laws regulate account collection practices. State agency approval is required to open new branches, and each of our branches is separately licensed under the laws of the state in which the branch is located. Licenses granted by the regulatory agencies in these states are subject to renewal every year and may be revoked for failure to comply with applicable state and federal laws and regulations. In the states in which we currently operate, licenses may be revoked only after an administrative hearing. We believe we are in compliance with state laws and regulations applicable to our lending operations in each state.

State Insurance Regulation. Premiums and charges for optional payment and collateral protection insurance products are set at or below authorized statutory rates and are stated separately in our disclosures to customers, as required by the federal Truth in Lending Act and by various applicable state laws. We are also subject to state laws and regulations governing insurance agents in the states in which we sell insurance. State insurance regulations require that insurance agents be licensed and limit the premium amount charged for such insurance. Our captive insurance subsidiary is regulated by the insurance authorities of the Turks and Caicos Islands of the British West Indies, where the subsidiary is organized and domiciled.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 13

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

The Dodd-Frank Act also gives the CFPB the authority to examine and regulate large non-depository financial companies and gives the CFPB authority over anyone deemed by rule to be a “larger participant of a market for other consumer financial products or services.” The CFPB contemplates regulating the installment lending industry as part of the “consumer credit and related activities” market. However, this so-called “larger participant rule” will not impose substantive consumer protection requirements, but rather will provide to the CFPB the authority to supervise larger participants in certain markets, including by requiring reports and conducting examinations to ensure, among other things, that they are complying with existing federal consumer financial law. While the CFPB has defined a “larger participant” standard for certain markets, such as the debt collection, automobile finance, and consumer reporting markets, it has not yet acted to define “larger participant” in the traditional installment lending market. If, in the future, a traditional installment lending “larger participant rule” is promulgated by the CFPB, the rule would likely cover only the largest installment lenders, and we do not yet know whether the definition of larger participant would cover us.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 14

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

Violations of these statutes and regulations may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices, and the potential forfeiture of rights to repayment of loans. For a discussion regarding how risks and uncertainties associated with the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part I, Item 1A, “Risk Factors.”

Additional Information

Regional Management Corp. was incorporated in South Carolina on March 25, 1987, and converted into a Delaware corporation on August 23, 2011. The Company’s principal internet address is www.regionalmanagement.com. The Company provides its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports, free of charge on www.regionalmanagement.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s consumer website is www.regionalfinance.com. The information contained on, or that can be accessed through, the Company’s websites is not incorporated by reference into this Annual Report on Form 10-K. The Company has included its website addresses as factual references and does not intend the website addresses to be active links to such websites.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 15

ITEM 1A.	RISK FACTORS.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of the risks that may affect our future operating results. These are the risks and uncertainties that we believe are the most important for you to consider, but the risks described below are not the only risks facing our company. Additional risks and uncertainties not presently known to us, that we currently deem immaterial, or that are similar to those faced by other companies in our industry or in business in general, may also impair our business operations. If any of the following risks or uncertainties occurs, continues, or worsens, our business, financial condition, and operating results would likely suffer. You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K.

Risks Related to Our Business

We have grown significantly in recent years, and our delinquency, credit loss rates, and overall results of operations may be adversely affected if we do not manage our growth effectively.

We have experienced substantial growth in recent years, opening a net 8 branches in 2016, a net 3 branches in 2017, and a net 17 branches in 2018, and increasing the size of our finance receivable portfolio from $628.4 million at the beginning of 2016 to $932.2 million at the end of 2018, a compound annual growth rate of 14.0%. We intend to continue our growth strategy in the future. As we increase the number of branches we operate, we will be required to find new, or relocate existing, employees to operate our branches and allocate resources to train and supervise those employees. The success of a branch depends significantly on the manager overseeing its operations and on our ability to enforce our underwriting standards and implement controls over branch operations. Recruiting suitable managers for new branches can be challenging, particularly in remote areas and in areas where we face significant competition. Furthermore, the annual turnover rate among our branch managers was approximately 21% in 2017 and 22% in 2018, and turnover rates of managers in our new branches may be similar or higher. Increasing the number of branches that we operate may divide the attention of our senior management or strain our ability to adapt our infrastructure and systems to accommodate our growth. If we are unable to promote, relocate, or recruit suitable managers, oversee their activities effectively, maintain our underwriting and loan servicing standards, and otherwise appropriately and effectively staff our branches, our delinquency and credit loss rates may increase and our overall results of operations may be adversely impacted.

We face significant risks in implementing our growth strategy, some of which are outside of our control.

We intend to continue our growth strategy, which is based on opening and acquiring branches in existing and new markets, introducing new products and channels, and increasing the finance receivable portfolios of our existing branches. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 16

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

Our ability to collect on loans depends on the willingness and repayment ability of our borrowers. Any material adverse change in the effectiveness of our underwriting models, our implementation of such models (including through our loan origination software and processes), or the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in general economic, political, or social conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, or other causes over which we have no control, or to changes or events affecting our borrowers such as unemployment, major medical expenses, bankruptcy, divorce, or death, would have a material adverse impact on our earnings and financial condition. Further, a substantial majority of our borrowers are non-prime borrowers, who are more likely to be affected, and more severely affected, by adverse macroeconomic conditions. We cannot be certain that our credit administration personnel, policies, and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio.

Our convenience check strategy exposes us to certain risks.

A significant portion of the growth in our installment loans has been achieved through direct mail campaigns. One aspect of our direct mail campaigns involves mailing “convenience checks” to pre-screened recipients, which customers can sign and cash or deposit, thereby agreeing to the terms of the loan, which are disclosed on the front and back of the check and in the accompanying disclosures. We use convenience checks to seed new branch openings and to attract new customers to existing branches in our geographic footprint. In 2017 and 2018, loans initiated through convenience checks represented 17.2% and 19.2%, respectively, of the value of our originated loans. We expect that convenience checks will continue to represent a meaningful portion of our installment loan originations in the future. There are several risks associated with the use of convenience checks, including the following:

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

•

we rely on credit information from a third-party credit bureau that is more limited than a full credit report to pre-screen potential convenience check recipients, which may not be as effective as a full credit report or may be inaccurate or outdated;

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 17

•	customers may opt out of direct mail solicitations and solicitations based on their credit file or may otherwise prohibit us from soliciting them; and

•	postal rates and production costs may continue to rise.

In the future, we could experience one or more of these issues associated with our direct mail strategy. Any increase in the use of convenience checks will further increase our exposure to, and the magnitude of, these risks.

Our policies and procedures for underwriting, processing, and servicing loans are subject to potential failure or circumvention, which may adversely affect our results of operations.

A substantial portion of our underwriting activities and our credit extension decisions are made at our local branches. We rely on certain inputs and verifications in the underwriting process to be performed by individual personnel at the branch level. In addition, pursuant to our operations policies and procedures, exceptions to general underwriting criteria can be approved by central underwriting employees and certain other senior employees. We train our employees individually onsite in the branch and through online training modules to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management, and customer relations. Although we have standardized employee manuals and online training modules, we primarily rely on our district supervisors, with oversight by our state vice presidents, branch auditors, and headquarters personnel, to train and supervise our branch employees, rather than centralized training programs. Therefore, the quality of training and supervision may vary from district to district and branch to branch depending on the amount of time apportioned to training and supervision and individual interpretations of our operations policies and procedures. There can also be no assurance that we will be able to attract, train, and retain qualified personnel to perform the tasks that are part of the underwriting process. If the training and supervision of our personnel fails to be effective, or if we are unable to attract and retain qualified employees, it is possible that our underwriting criteria will be improperly applied to a greater percentage of loan applications. If such improper applications were to increase, delinquency and losses on our loan portfolio could increase.

In addition, we rely on certain third-party service providers in connection with loan underwriting and origination. Any error or failure by a third-party service provider in providing loan underwriting and origination services may cause us to originate loans to borrowers that do not meet our underwriting standards. Likewise, any failure or error by us in utilizing third-party software or services to implement our underwriting and origination criteria may cause us to originate loans to borrowers that do not meet our underwriting standards. We cannot be certain that every loan is made in accordance with our underwriting standards and rules. We have experienced instances of loans extended that varied from our underwriting standards. Variances in underwriting standards and lack of supervision could expose us to greater delinquencies and credit losses than we have historically experienced. Due to the decentralized nature in which the loan application process occurs, employee misconduct or error in the application or closing process could also result in the origination of loans that do not satisfy our underwriting standards, which could in turn have a material adverse effect on our results of operations and financial condition.

In addition, in deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely heavily on information provided by customers, counterparties, and other third parties, including credit bureaus and data aggregators, and we further rely on representations of customers and counterparties as to the accuracy and completeness of that information. If a significant percentage of our customers were to intentionally or negligently misrepresent any of this information, or provide incomplete information, and our internal processes were to fail to detect such misrepresentations in a timely manner, or any or all of the other components of the underwriting process described above were to fail, we could end up approving a loan that, based on our underwriting criteria, we would not have otherwise made. As a result, our earnings and our financial condition could be negatively impacted.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 18

We may be limited in our ability to collect on our loan portfolio, and the security interests securing a significant portion of our loan portfolio are not perfected, which may increase our credit losses.

Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased credit losses, decreased revenues, and decreased earnings. State and federal laws and regulations restrict our collection efforts. The amounts that we are able to recover from the repossession and sale of collateral typically do not fully cover the outstanding loan balance and costs of recovery. In cases where we repossess a vehicle securing a loan, we generally sell our repossessed automobile inventory through sales conducted by independent automobile auction organizations after the required post-repossession waiting period. In certain instances, we may sell repossessed collateral other than vehicles through our branches after the required post-repossession waiting period and appropriate receipt of valid bids. In either case, such sales are made consistent with applicable state law. The proceeds we receive from such sales depend upon various factors, including the supply of, and demand for, used vehicles and other property at the time of sale. During periods of economic slowdown or recession, there may be less demand for used vehicles and other property that we desire to resell.

Most of our loan portfolio is secured, but a significant portion of such security interests have not been and will not be perfected, which means that we cannot be certain that such security interests will be given first priority over other creditors. The lack of perfected security interests is one of several factors that may make it more difficult for us to collect on our loan portfolio. Additionally, for those of our loans that are unsecured, borrowers may choose to repay obligations under other indebtedness before repaying loans to us because such borrowers may feel that they have no collateral at risk. In addition, given the relatively small size of our loans, the costs of collecting loans may be high relative to the amount of the loan. As a result, many collection practices that are legally available, such as litigation, may be financially impracticable. Lastly, there is an inherent risk that a portion of the retail installment contracts that we hold will be subject to certain claims or defenses that the borrower may assert against the originator of the contract and, by extension, us as the holder of the contract. These factors may increase our credit losses, which would have a material adverse effect on our results of operations and financial condition.

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

When purchased by a borrower, the optional credit insurance products benefit the borrower by insuring the borrower’s payment obligations on the associated loan in the event of the borrower’s inability to make monthly payments due to death, disability, or involuntary unemployment, or in the event of a casualty event associated with collateral. Payment of the associated premiums can be made by the borrower separately, but except in very rare instances, the borrower finances payment of the premium, with the financed premium included in the balance of the loan. A credit insurance product may be cancelled if, for example, (i) we request cancellation due to the borrower’s default on obligations under the associated loan, (ii) the borrower prepays the principal balance of the associated loan in full, or (iii) the borrower elects to terminate the credit insurance prior to the expiration of the term thereof (which the borrower may do at any time). Generally, upon any cancellation of credit insurance, the borrower will be entitled to a refund of the unearned premium for the cancelled insurance. We typically refund insurance premiums by reducing the principal balance of the associated loan by the required refund amount, following which the unaffiliated insurance company reimburses us for the refunded amount.

Our insurance operations are subject to a number of material risks and uncertainties, including changes in laws and regulations, borrower demand for insurance products, claims experience, and insurance carrier

Regional Management Corp. | 2018 Annual Report on Form 10-K | 19

relationships. Changes to laws or regulations may, for example, negatively impact our ability to offer one or more of our insurance products or to purchase non-file insurance; the manner in which we are permitted to offer such products; capital and reserve requirements; the frequency and type of regulatory monitoring and reporting to which we are subject; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; and reinsurance operations. In addition, because our borrowers are not required to purchase the credit insurance products that we offer, we cannot be certain that borrower demand for credit insurance products will not decrease in the future. In addition to adversely impacting our insurance income, net, any decrease in the demand for credit insurance products would negatively impact our interest and fee income because we finance substantially all of our borrowers’ insurance premiums. Our insurance operations are also dependent on our lending operations as the sole source of business and product distribution. If our lending operations discontinue offering insurance products, our insurance operations would have no method of distribution. Insurance claims and policyholder liabilities are also difficult to predict and may exceed the related reserves set aside for claims and associated expenses for claims adjudication.

We are also dependent on the continued willingness of unaffiliated third-party insurance companies to participate in the credit insurance market and to offer non-file insurance to us. For example, in 2016, we transitioned our credit insurance business to a new unaffiliated third-party insurance company because the insurance company with which we previously had a relationship made a strategic decision to exit the credit insurance market altogether. While we were able to transition successfully to a new provider in 2016, we cannot be certain that the credit insurance market will remain viable in the future. Further, if our insurance provider is for any reason unable or unwilling to meet its claims and premium reimbursement payment obligations or its premium ceding obligations, we would experience increased net credit losses, regulatory scrutiny, litigation, and other losses and expenses.

Finally, in recent years, as large loans have become a larger percentage of our portfolio, the severity of non-file insurance claims has increased and non-file insurance claims expenses have exceeded non-file insurance premiums by a material amount. The resulting net loss from the non-file insurance product is reflected in our insurance income, net. It is uncertain whether the non-file insurance product will be available to us in the future on the same terms as it is today, or at all. If the unaffiliated insurance company were to enforce limitations on our non-file loss ratios or otherwise change the terms under which it offers non-file insurance to us, our net credit losses, loss rates, and provision for credit losses could increase.

If any of these events, risks, or uncertainties were to occur or materialize, it could have a material adverse effect on our business, financial condition, and results of operations and cash flows.

A reduction in demand for our products and a failure by us to adapt to such reduction could adversely affect our business and results of operations.

The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products, or the availability of competing products, including through alternative or competing marketing channels. For example, we are highly dependent upon selecting and maintaining attractive branch locations. These locations are subject to local market conditions, including the employment available in the area, housing costs, traffic patterns, crime, and other demographic influences, any of which may quickly change, thereby negatively impacting demand for our products in the area. Should we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to existing products or introduce new products and channels to fulfill customer demand, customers may resist or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and by that time it may be too late to make further modifications to such product without causing further harm to our business, results of operations, and financial condition.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 20

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

Our installment loan operations compete with other installment lenders, as well as with alternative financial services providers (such as payday and title lenders, check advance companies, and pawnshops), online or peer-to-peer lenders, issuers of non-prime credit cards, and other competitors. We believe that regulatory developments in the consumer finance industry have caused and may in the future cause lenders that focus on alternative financial services to begin to offer installment loans. In addition, if companies in the installment loan business attempt to provide more attractive loan terms than is standard across the industry, we may lose customers to those competitors. With respect to installment loans, we compete primarily on the basis of price, breadth of loan product offerings, flexibility of loan terms offered, and the quality of customer service provided.

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

Geographic concentration of our loan portfolio may increase the risk of loss.

Any concentration of our loan portfolio in a state or region may present unique risk concentrations. Our branches in South Carolina, Texas, and North Carolina accounted for 18%, 32%, and 16%, respectively, of our finance receivables in 2018. Furthermore, all of our operations are in five Southeastern, three Southwestern, one Mid-Atlantic, and two Midwestern states. As a result, we are highly susceptible to adverse economic conditions

Regional Management Corp. | 2018 Annual Report on Form 10-K | 21

in those areas. The unemployment and bankruptcy rates in some states in our footprint are among the highest in the country. High unemployment rates may reduce the number of qualified borrowers to whom we will extend loans, which would result in reduced loan originations. In addition, some geographic regions of the United States will, from time to time, experience weaker regional economic conditions and consequently will experience higher rates of loss and delinquency. A regional economy may be adversely affected by the loss of jobs in certain industries, by state and local taxes, or by other factors, including natural disasters, civil disturbances, or international events such as wars. In the event that a significant portion of our loan portfolio is comprised of loans owed by borrowers residing in certain jurisdictions where economic conditions, elevated bankruptcy filings, natural disasters, or other factors specific to these jurisdictions adversely impact the delinquency and default experience of our loan portfolio, we could experience reduced or delayed payments on outstanding loans. For example, in 2017 and 2018, we experienced increases in credit losses as a result of hurricanes impacting customer accounts in our geographic footprint. These losses occurred in states where a substantial majority of our loan portfolio is concentrated—specifically in Texas in 2017 and in South Carolina and North Carolina in 2018. Conversely, an improvement in economic conditions could result in prepayments by our borrowers of their payment obligations on our loans. As a result, we may receive principal payments on the outstanding loans earlier than anticipated, which would reduce our finance receivables and the interest income earned thereon. No prediction can be made and no assurance can be given as to the effect of economic conditions on the rate of delinquencies, prepayments, or losses on our loan portfolio with respect to any part of our geographic footprint.

Furthermore, the concentration of our loan portfolio in one or more states would have a disproportionate effect on our business if governmental authorities in any of those states take action against us. In addition, the occurrence of any of the adverse regulatory or legislative events described in this “Risk Factors” section in states with a high concentration of our loan portfolio could materially and adversely affect our business, results of operations, and financial condition. For example, if interest rates in South Carolina, which currently are not capped, were to be capped, our business, results of operations, and financial condition would be materially and adversely affected.

Failure of third-party service providers upon which we rely could adversely affect our business.

We rely on certain third-party service providers. In particular, we currently rely on one key vendor to print and mail our convenience check and other offers for our direct mail marketing campaigns, and on certain other third-party service providers in connection with loan underwriting, origination, and servicing. Our reliance on these and other third parties can expose us to risks. For example, an error by our current convenience check vendor in 2015 resulted in check offers being misdirected, requiring us in some cases to notify state regulators and to refund certain interest and fee amounts, and exposing us to increased credit risk. If any of our third-party service providers, including our direct mail vendor and those third parties providing services in connection with loan underwriting, origination, and servicing, are unable to provide their services timely, accurately, and effectively, or at all, it could have a material adverse effect on our business, financial condition, and results of operations and cash flows.

We rely on information technology products developed, owned, and supported by third parties. Our ability to manage our business and monitor results is highly dependent upon these information technology products. A failure of these products and systems or of the implementation of new information technology products and systems could disrupt our business.

In the operation of our business, we are highly dependent upon a variety of information technology products, including our loan management system, which allows us to record, document, and manage our loan portfolio. In April 2016, we entered into an agreement with Nortridge pursuant to which Nortridge provides us with loan management software and related services. In February 2018, we completed our transition to the Nortridge loan management software across our operations footprint.

Since we began transitioning to the Nortridge platform, we have tailored it to meet our specific needs. To a certain extent, we depend on the willingness and ability of Nortridge to continue to provide customized solutions

Regional Management Corp. | 2018 Annual Report on Form 10-K | 22

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

We also rely on Teledata Communications Inc. and other third-party software vendors to provide access to loan applications and/or screen applications. There can be no assurance that these third party providers will continue to provide us with information in accordance with our lending guidelines or that they will continue to provide us lending leads at all. If this occurs, our credit losses, business, results of operations, and financial condition may be adversely affected.

Further, the Nortridge platform and other third-party software vendor products and applications are subject to damage or interruption from:

•	power loss, computer systems failures, and internet, telecommunications, or data network failures;

•	operator negligence or improper operation by, or supervision of, employees;

•	physical and electronic loss of data or security breaches, misappropriation, and similar events;

•	computer viruses;

•	cyberterrorism;

•	intentional acts of vandalism and similar events; and

•	hurricanes, fires, floods, and other natural disasters.

Any failure of the Nortridge platform or any other third-party software vendor product systems, if not addressed by our disaster recovery plan, could cause an interruption in operations. Though we have implemented contingency and disaster recovery processes in the event of one or several technology failures, any unforeseen failure, interruption, or compromise of these systems or security measures could affect the origination, servicing, and collection of loans. The risk of possible failures or interruptions may not be adequately addressed, and such failures or interruptions could occur.

We may not be able to make technological improvements as quickly as some of our competitors, which could harm our competitive ability and adversely affect our business, prospects, results of operations, and financial condition.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products, services, and marketing channels. We rely on our integrated branch network as the foundation of our multiple channel platform and the primary point of contact with our active accounts. However, to serve customers who want to reach us over the internet, we developed a new channel in late 2008 by making an online loan application available on our consumer website, and in 2017, we rolled out an online customer portal, which provides customers with online access to their account information and an electronic payment option. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demand for convenience, as well as

Regional Management Corp. | 2018 Annual Report on Form 10-K | 23

to create additional efficiencies in our operations. We expect that new technologies and business processes applicable to the consumer finance industry will continue to emerge, and these new technologies and business processes may be more efficient than those that we currently use. We cannot ensure that we will be able to sustain our investment in new technology, and we may not be able to effectively implement new technology-driven products and services as quickly as some of our competitors or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could cause disruptions in our operations, harm our ability to compete with our competitors, and adversely affect our business, prospects, results of operations, and financial condition.

Security breaches, cyber-attacks, failures in our information systems, or fraudulent activity could result in damage to our operations or lead to reputational damage.

We rely heavily on communications and information systems to conduct our business. Each branch is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis, and report revenues and expenses to our headquarters. Our computer systems, software, and networks may be vulnerable to breaches (including via computer hackings), unauthorized access, misuse, computer viruses, or other failures or disruptions that could result in disruption to our business or the loss or theft of confidential information, including customer information. Any failure, interruption, or breach in security of these systems, including any failure of our back-up systems, hardware failures, or an inability to access data maintained offsite, could result in failures or disruptions in our customer relationship management, general ledger, loan, and other systems and could result in a loss of data (including loan portfolio data), a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation, possible financial liability, and other adverse consequences, any of which could have a material adverse effect on our financial condition and results of operations. Furthermore, we may not be able to detect immediately any such breach, which may increase the losses that we would suffer. In addition, our existing insurance policies would not reimburse us for all of the damages that we might incur as a result of a breach.

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

Further, any compromise of security or cyber-attack could deter consumers from entering into transactions that require them to provide confidential information to us. In addition, if confidential customer information or information belonging to our business partners is misappropriated from our computer systems, we could be sued by those who assert that we did not take adequate precautions to safeguard our systems and confidential data belonging to our customers or business partners, which could subject us to liability and result in significant legal fees and expenses in defending these claims. As a result, any compromise of security of our computer systems or cyber-attack could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 24

As part of our business, and subject to applicable privacy laws, we may share confidential customer information and proprietary information with vendors, service providers, and business partners. The information systems of these third parties may also be vulnerable to security breaches, and we may not be able to ensure that these third parties have appropriate security controls in place to protect the information that we share with them. If our proprietary or confidential customer information is intercepted, stolen, misused, or mishandled while in possession of a third party, it could result in reputational harm to us, loss of customer business, and additional regulatory scrutiny, and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, and liquidity. Although we maintain insurance that is intended to cover certain losses from such events, there can be no assurance that such insurance will be adequate or available.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 25

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, results of operations, and financial condition.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. In the past, we have lost employees and candidates to competitors who have been willing to pay higher compensation. Our ability to continue to expand our operations depends on our ability to attract, train, and retain a large and growing number of qualified employees. The turnover among all of our branch employees was approximately 42% in 2016, 40% in 2017, and 51% in 2018. This turnover increases our cost of operations and makes it more difficult to operate our branches. Our account executives and assistant manager roles have historically experienced high turnover. We may not be able to retain and cultivate personnel at these ranks for future promotion to branch manager. If our employee turnover rates increase above historical levels or if unanticipated problems arise from our high employee turnover and we are unable to readily replace such employees, our business, results of operations, financial condition, and ability to continue to expand could be adversely affected.

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

Our continued growth is also dependent, in part, on the skills, experience, and efforts of our executive officers and senior management. As previously announced on February 12, 2019, our Executive Vice President and Chief Financial Officer, Donald E. Thomas, is retiring from Regional, pending the appointment of a new Chief Financial Officer, and we have engaged an executive search firm to conduct a search for our new Chief Financial Officer. We may not be successful in retaining the other members of our executive or senior management team or our other key employees. The loss of the services of any of our executive officers, senior management, or key team members, including state vice presidents, or the inability to attract additional qualified personnel as needed, could have an adverse effect on our business, financial condition, and results of operations. We also depend on our district supervisors to supervise, train, and motivate our branch employees. These supervisors have significant experience with our company and within our industry, and would be difficult to replace. If we lose a district supervisor to a competitor, we could also be at risk of losing other employees and customers. In addition, the process of identifying management successors creates uncertainty and could become a distraction to our senior management and our Board of Directors, and we may not be successful in attracting qualified candidates to replace key positions when necessary. The identification and recruitment of candidates to fill senior management positions, and the resulting transition process, including in the search for and transition to a new Chief Financial Officer, may be disruptive to our business and operations.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 26

Employee misconduct or misconduct by third parties acting on our behalf could harm us by subjecting us to significant legal liability, regulatory scrutiny, and reputational harm.

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees or third-party contractors could engage in misconduct that adversely affects our business. For example, if an employee or third-party contractor were to engage—or be accused of engaging—in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers. Employee or third-party misconduct could prompt regulators to allege or to determine, based upon such misconduct, that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee or third-party misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third-party contractors, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

Security breaches in our branches or acts of theft, fraud, or violence could adversely affect our financial condition and results of operations.

A portion of our account payments occur at our branches, either in person or by mail, and often consist of cash payments, which we deposit at local banks throughout the day. This business practice exposes us daily to the potential for employee theft of funds or, alternatively, to theft and burglary due to the cash we maintain in our branches. Despite controls and procedures to prevent such losses, we have sustained losses due to employee theft and fraud (including collusion), including from the origination of fraudulent loans. We are also susceptible to break-ins at our branches, where money and/or customer records necessary for day-to-day operations (which also contain extensive confidential information about our customers, including financial and personally identifiable information) could be taken. A breach in the security of our branches or in the safety of our employees could result in employee injury, loss of funds or records, and adverse publicity, and could result in a loss of customer business or expose us to additional regulatory scrutiny and penalties, civil litigation, and possible financial liability, any of which could have a material adverse effect on our reputation, financial condition, and results of operations.

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

Controls and procedures are particularly important for consumer finance companies. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud or material error. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires management of public companies to develop and implement internal controls over financial reporting and evaluate the effectiveness thereof. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material

Regional Management Corp. | 2018 Annual Report on Form 10-K | 27

misstatement of our financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Any failure to maintain current internal controls or implement required new or improved controls, or difficulties encountered in their maintenance and/or implementation, could cause us to fail to meet our reporting obligations.

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

We maintain an allowance for credit losses for all loans we make. To estimate the appropriate level of credit loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding; delinquency levels, roll rates, and trends; historical credit losses; our current collection patterns; and economic trends. Our methodology for establishing our reserves for credit losses is based in large part on our delinquency roll rates and our historic loss experience. If customer behavior changes as a result of economic, political, social, or other conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our credit loss reserves, our provision may be inadequate. During fiscal 2018, our provision for credit losses was $87.1 million, and we had net credit losses of $77.7 million related to losses on our loans. As of December 31, 2018, our finance receivables were $932.2 million. Maintaining the adequacy of our allowance for credit losses may require that we make significant and unanticipated increases in our provisions for credit losses, which would materially affect our results of operations. Our credit loss reserves, however, are estimates, and if actual credit losses are materially greater than our credit loss reserves, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses.

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model may require earlier recognition of credit losses than the incurred loss approach. This ASU will become effective for us for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. We believe the adoption of this ASU will have a material adverse effect on our consolidated financial statements. See Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on this new accounting standard.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 28

If assumptions or estimates we use in preparing our financial statements are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.

We are required to use certain assumptions and estimates in preparing our financial statements under U.S. Generally Accepted Accounting Principles (“GAAP”), including in determining allowances for credit losses, the fair value of financial instruments, asset impairment, reserves related to litigation and other legal matters, the fair value of share-based compensation, valuation of income, and other taxes and regulatory exposures. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair value of our financial instruments. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.

In addition, the FASB is currently reviewing or proposing changes to several financial accounting and reporting standards that govern key aspects of our financial statements, including areas where assumptions or estimates are required. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

We depend to a substantial extent on borrowings under our senior revolving credit facility to fund our liquidity needs.

We have a senior revolving credit facility committed through June 2020 that allows us to borrow up to $638.0 million, assuming we are in compliance with a number of covenants and conditions. The credit facility also has an accordion provision that allows for the expansion of the facility up to $700.0 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables (other than those held by certain special purpose entities, as described below) and equity interests of the majority of our subsidiaries. As of December 31, 2018, the amount outstanding under our senior revolving credit facility was $328.1 million and we had $68.6 million of eligible borrowing capacity on the credit facility (subject to certain covenants and conditions). During fiscal 2018, the maximum amount of borrowings outstanding under the facility at any one time was $459.5 million. We use our senior revolving credit facility as a source of liquidity, including for working capital and to fund the loans we make to our customers. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us on favorable terms or at all. In addition, we cannot be certain that we will be able to replace the amended and restated senior revolving credit facility when it matures on favorable terms or at all. If any of these events occur, our business, results of operations, and financial condition could be adversely affected.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 29

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

Our securitizations may expose us to financing and other risks, and there can be no assurance that we will be able to access the securitization market in the future, which may require us to seek more costly financing.

We completed our first securitization in June 2018 and our second securitization in December 2018, and we may in the future securitize certain of our finance receivables to generate cash to originate new finance receivables or to pay our outstanding indebtedness. In such transactions, we typically convey a pool of finance receivables to a special purpose entity, which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the issuing entity issues non-recourse notes or certificates pursuant to the terms of an indenture and/or amended and restated trust agreement, which then are transferred to the special purpose entity in exchange for the finance receivables. The securities issued by the issuing entity are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we typically receive the cash proceeds from the sale of the securities issued by the issuing entity, all residual interests, if any, in the cash flows from the finance receivables after payment of the securities, and a 100% beneficial interest in the issuing entity.

Although we successfully completed our first two securitizations in 2018, we can give no assurances that we will be able to complete additional securitizations, including if, for example, the securitization markets become constrained. In addition, the value of any subordinated securities that we may retain in our securitizations might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or other factors.

Regional Management Corp. currently acts as the servicer (in such capacity, the “Servicer”) with respect to each securitization. If the Servicer defaults in its servicing obligations, an early amortization event could occur under each securitization and the Servicer could be replaced as servicer. Servicer defaults include, but are not limited to, the failure of the Servicer to make any payment, transfer, or deposit in accordance with applicable securitization documents; breaches of representations, warranties, or agreements made by the Servicer under applicable securitization documents; and the occurrence of certain insolvency events with respect to the Servicer. Such an early amortization event could have materially adverse consequences on our liquidity and cost of funds.

Rating agencies may also affect our ability to execute a securitization transaction or increase the costs we expect to incur from executing securitization transactions, not only by deciding not to issue ratings for our

Regional Management Corp. | 2018 Annual Report on Form 10-K | 30

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

Further, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, may affect the type of securitization transactions that we are able to complete.

An inability to consummate further securitization transactions on terms similar to our existing securitization transactions, or at all, could require us to seek more costly financing and/or have a material adverse effect on our business, results of operations, and financial condition.

We may be required to indemnify, or repurchase certain finance receivables from, purchasers of finance receivables that we have sold or securitized, or which we will sell or securitize in the future, if our finance receivables fail to meet certain criteria or characteristics or under other circumstances, which could adversely affect our results of operations, financial condition, and liquidity.

We have entered into certain financing arrangements, including an amortizing loan and a revolving warehouse credit facility, that are secured by certain retail installment contracts and promissory notes (the “Receivables”). In June 2018, we securitized approximately $168.5 million of Receivables, and in December 2018, we securitized approximately $136.9 million of Receivables. Our operating subsidiaries originated the Receivables and subsequently transferred the Receivables to certain of our wholly-owned subsidiaries that were established for the special purpose of entering into the financing arrangements and the respective securitizations. The documents governing our financing arrangements and securitizations contain provisions that require us to repurchase the affected Receivables under certain circumstances. While our financing and securitization documents vary, they generally contain customary provisions that require us and the special purpose entities to make certain representations and warranties about the quality and nature of the Receivables. Together with the special purpose entities, we may be required to repurchase the Receivables if a representation or warranty is later determined to be inaccurate. In such a case, we will be required to pay a repurchase price for the release of the affected Receivables.

We believe that many purchasers of loans and other counterparties to transactions like those provided for in the revolving warehouse credit facility, the amortizing loan, the securitizations, and other similar transactions are particularly aware of the conditions under which originators or sellers of such finance receivables must indemnify for or repurchase finance receivables, and may benefit from enforcing any available repurchase remedies. If we are required to repurchase Receivables that we have sold or pledged, it could adversely affect our results of operations, financial condition, and liquidity.

We are subject to interest rate risk resulting from general economic conditions and policies of various governmental and regulatory agencies.

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Furthermore, market conditions or regulatory restrictions on interest rates we charge may prevent us from passing any increases in interest rates along to our customers. We originate finance receivables at either prevailing market rates or at statutory limits. Subject to statutory limits, our ability to react to changes in

Regional Management Corp. | 2018 Annual Report on Form 10-K | 31

prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.2 times per year from cash payments, renewals, and charged-off loans. Because our large loans have longer maturities than our small loans and typically renew at a slower rate than our small loans, the rate of turnover of the loan portfolio may change as our large loans change as a percentage of our portfolio.

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

For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Any replacement of LIBOR as the basis on which our variable rate debt is calculated may harm our cost of capital, financial results, and cash flows.

Borrowings under our senior revolving credit facility and our revolving warehouse credit facility bear interest at rates that are calculated based on LIBOR, and from time to time, we purchase interest rate cap contracts with strike rates that are also calculated based on LIBOR. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements of LIBOR.

If LIBOR ceases to exist, the method and rate used to calculate our variable-rate debt in the future may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital, financial results, and cash flows cannot yet be determined.

Our use of derivatives exposes us to credit and market risk.

From time to time, we enter into derivative transactions for economic hedging purposes, such as managing our exposure to interest rate risk. By using derivative instruments, we are exposed to credit and market risk, including the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost, default risk, and the risk of insolvency or other inability of the counterparty to a particular derivative transaction to perform its obligations. For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 32

financial performance generally, and in particular the ability of our borrowers to make payments on outstanding loans, is highly dependent upon the business and economic environments in the markets where we operate and in the United States as a whole.

During an economic downturn or recession, credit losses in the financial services industry generally increase and demand for credit products often decreases. Declining asset values, defaults on consumer loans, and the lack of market and investor confidence, as well as other factors, all combine to decrease liquidity during an economic downturn. As a result of these factors, some banks and other lenders have suffered significant losses during economic downturns, and the strength and liquidity of many financial institutions worldwide weakened during the most recent economic crisis. Additionally, during an economic downturn, our loan servicing costs and collection costs may increase as we may have to expend greater time and resources on these activities. Our underwriting criteria, policies and procedures, and product offerings may not sufficiently protect our growth and profitability during a sustained period of economic downturn or recession. Any renewed economic downturn will adversely affect the financial resources of our customers and may result in the inability of our customers to make principal and interest payments on, or refinance, the outstanding debt when due.

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

A prolonged shutdown of the federal government may result in higher delinquency and could negatively affect our financial condition and results of operations.

The U.S. federal government experienced a partial shutdown from December 22, 2018 until January 25, 2019, and we do not yet know the full impact of the shutdown on our customers, business, results of operations, and financial condition. Delinquencies in our loan portfolio generally reach their lowest point in the first quarter of the year, which we believe is largely due to the timing of income tax refunds. A federal government shutdown could lead to a delay in our customers receiving their income tax refunds as a result of employees of the Internal Revenue Service not being available to process refunds. If our customers do not timely receive their income tax refunds, we could experience higher delinquency and losses in our loan portfolio. Furthermore, a federal government shutdown could result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in higher loan delinquencies, increased credit losses, and a decrease in demand for our loan products. Additionally, during and immediately following a prolonged government shutdown, our loan servicing costs and collection costs may increase as we may have to expend greater time and resources on these activities. As a result, our business, results of operations, and financial condition could be adversely affected.

Damage to our reputation could negatively impact our business.

Recently, financial services companies have been experiencing increased reputational risk as consumers and the media take issue with certain of their practices or judgments. Maintaining a strong reputation is critical to our attracting and retaining customers, investors, and employees. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by outsourced service providers or other counterparties, litigation or regulatory actions, failure by us to meet minimum standards of service and quality, inadequate protection of customer information, and compliance failures. Negative publicity regarding our company (or others engaged in a similar business or similar activities), whether or not accurate, may damage our reputation, which could have a material adverse effect on our business, results of operations, and financial condition.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 33

Risks Related to Regulation and Legal Proceedings

Our business products and activities are strictly and comprehensively regulated at the local, state, and federal levels.

The consumer finance industry is extensively regulated by federal, state, and local laws and regulations, including consumer protection laws and regulations relating to the creation, collection, and enforcement of consumer contracts, such as consumer loans. These laws and regulations impose significant costs and limitations on the way we conduct and expand our business, and these costs and limitations may increase in the future if such laws and regulations are changed. These laws and regulations govern or affect, among other things:

•	the interest rates and manner of calculating such rates that we may charge customers;

•	terms of loans, including fees, maximum amounts, and minimum durations;

•	origination practices;

•	disclosure requirements, including posting of fees;

•	solicitation and advertising practices;

•	currency and suspicious activity reporting;

•	recording and reporting of certain financial transactions;

•	privacy of personal customer information;

•	the types of products and services that we may offer;

•	servicing and collection practices;

•	approval of licenses; and

•	locations of our branches.

Due to the highly regulated nature of the consumer finance industry, we are required to comply with a wide array of federal, state, and local laws and regulations that affect, among other things, the manner in which we conduct our origination and servicing operations. These laws and regulations directly impact our business and require constant compliance, monitoring, and internal and external audits. Although we have an enterprise-wide compliance framework structured to continuously evaluate our activities, compliance with applicable law is costly and may create operational constraints.

At a federal level, these laws and their implementing regulations include, among others, the Truth in Lending Act and Regulation Z, the Consumer Financial Protection Act, the Dodd-Frank Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Electronic Funds Transfer Act, the Federal Trade Commission Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Telephone Consumer Protection Act, and requirements related to unfair, deceptive, or abusive acts or practices. Many states and local jurisdictions have consumer protection laws analogous to, or in addition to, those listed above, such as usury laws and state debt collection practices laws that apply to first-party lenders. These federal, state, and local laws regulate the manner in which consumer finance companies deal with customers when making loans or conducting other types of financial transactions.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 34

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

Our primary regulators are the state regulators for the states in which we operate. We operate each of our branches under licenses granted to us by these state regulators. State regulators may enter our branches and conduct audits of our records and practices at any time, with or without notice. If we fail to observe, or are not able to comply with, applicable legal requirements, we may be forced to discontinue certain product offerings, which could adversely affect our business, results of operations, and financial condition. In addition, violation of these laws and regulations could result in fines and other civil and/or criminal penalties, including the suspension or revocation of our branch licenses, rendering us unable to operate in one or more locations. All of the states in which we operate have laws governing the interest rates and fees that we can charge and required disclosure statements, among other restrictions. Violation of these laws could involve penalties requiring the forfeiture of principal and/or interest and fees that we have charged. Depending on the nature and scope of a violation, fines and other penalties for noncompliance of applicable requirements could be significant and could have a material adverse effect on our business, results of operations, and financial condition.

While we believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state, and local laws and regulations, we may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. In addition, changes in laws or regulations applicable to us could subject us to additional licensing, registration, and other regulatory requirements in the future or could adversely affect our ability to operate or the manner in which we conduct business. Licenses to open new branches are granted in the discretion of state regulators. Accordingly, licenses may be denied unexpectedly or for reasons outside of our control. This could hinder our ability to implement our business plans in a timely manner or at all.

As we enter new markets and develop new products and services, we may become subject to additional local, state, and federal laws and regulations. For example, although we intend to expand into new states, we may encounter unexpected regulatory or other difficulties in these new states, including as they relate to securing the necessary licenses to operate, which may inhibit our growth. As a result, we may not be able to successfully execute our strategies to grow our revenue and earnings.

We are also subject to potential enforcement, supervision, or other actions that may be brought by state attorneys general or other state enforcement authorities and other governmental agencies. For example, the CFPB, state and federal banking regulators, state attorneys general, the Federal Trade Commission, the U.S. Department of Justice, and federal government agencies have imposed sanctions on consumer loan originators for practices including, but not limited to, charging borrowers excessive fees, steering borrowers to loans with

Regional Management Corp. | 2018 Annual Report on Form 10-K | 35

higher costs or more onerous terms, imposing higher interest rates than the borrower’s credit risk warrants, failing to disclose material terms of loans to borrowers, and otherwise engaging in discriminatory or unfair lending practices or unfair, deceptive, or abusive acts or practices. While we believe we are in substantial compliance with all applicable federal, state, and local laws and regulations, a contrary determination by a regulator, and any resulting action, could subject us to civil money penalties, customer remediation, and increased compliance costs, as well as damage to our reputation and brand and could limit or prohibit our ability to offer certain products and services or engage in certain business practices.

Additionally, Congress, the states, and regulatory agencies could further regulate the consumer credit industry in ways that make it more difficult for us to conduct business. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex and robust, and following the financial crisis of 2008, supervisory efforts to apply relevant laws, regulations, and policies have become more intense. Any of the events described above could have a material adverse effect on all aspects of our business, results of operations, and financial condition.

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

State and federal legislatures and regulators may also seek to impose new requirements or interpret or enforce existing requirements in new ways. Changes in current laws or regulations or the implementation of new laws or regulations in the future may restrict our ability to continue our current methods of operation or expand our operations. For example, on December 10, 2018, legislation referred to as the “Unsolicited Loan Act of 2018” was introduced in the Senate. This legislation would prohibit the practice of directly mailing convenience checks to potential borrowers. In order for this legislation to progress, it would have to be reintroduced in Congress, which has not yet occurred. If the Unsolicited Loan Act of 2018 or a similar bill were to be reintroduced and ultimately become law, we would no longer be permitted to mail convenience check offers to potential customers, which could materially and adversely affect our business, results of operations, and prospects.

Additionally, new laws and regulations could subject us to liability for prior operating activities or lower or eliminate the profitability of operations going forward by, among other things, reducing the amount of interest

Regional Management Corp. | 2018 Annual Report on Form 10-K | 36

and fees we charge in connection with our loans or limiting the types of insurance and other ancillary products that we may offer to our customers. If these or other factors lead us to close our branches in a state, in addition to the loss of net revenues attributable to that closing, we would incur closing costs such as lease cancellation payments and we would have to write off assets that we could no longer use. If we were to suspend rather than permanently cease our operations in a state, we would also have continuing costs associated with maintaining our branches and our employees in that state, with little or no revenues to offset those costs.

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

The Dodd-Frank Act authorizes the CFPB to adopt rules and undertake supervisory and enforcement activity that could potentially have a serious impact on our ability to offer installment loans or otherwise materially and adversely affect our operations and financial performance.

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

The Dodd-Frank Act also gives the CFPB the authority to examine and regulate entities it classifies as a “larger participant of a market for other consumer financial products or services.” In the past, the CFPB has indicated that it may in the future issue a proposed rule defining larger participants in the installment lending market. The CFPB has not yet issued a “larger participant” rule applicable to us. However, if in the future we are covered by a final larger participant rule for the installment lending market, we will be subject to related CFPB supervisory examinations.

In addition to the Dodd-Frank Act’s grant of regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial

Regional Management Corp. | 2018 Annual Report on Form 10-K | 37

laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from a maximum of $5,639 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $28,195 per day for reckless violations and $1,127,799 per day for knowing violations. If we are subject to such administrative proceedings, litigation, orders, or monetary penalties in the future, it could have a material adverse effect on our operations and financial performance. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials find that we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

In addition to preexisting enforcement rights for state attorneys general, the Dodd-Frank Act gives attorneys general authority to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority. In conducting an investigation, the CFPB or state attorneys general may issue a civil investigative demand requiring a target company to prepare and submit, among other items, documents, written reports, answers to interrogatories, and deposition testimony. If we are subject to investigation, the required response could result in substantial costs and a diversion of our management’s attention and resources. In addition, the market price of our common stock could decline as a result of the initiation of a CFPB investigation of our company or even the perception that such an investigation could occur, even in the absence of any finding by the CFPB that we have violated any state or federal law.

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

As part of our business model, we have purchased and sold, and may in the future purchase and sell, some of our finance receivables, including loans that have been charged-off and loans where the borrower is in default. The CFPB and other regulators recently have significantly increased their scrutiny of debt sales, especially delinquent and charged-off debt. The CFPB has criticized sellers of debt for insufficient documentation to support and verify the validity or amount of the debt. It has also criticized debt collectors for, among other things, collection tactics, attempting to collect debts that are no longer valid, misrepresenting the amount of the debt, not having sufficient documentation to verify the validity or amount of the debt, and failing to obtain or maintain proper licenses. Accordingly, our sales of loans could expose us to lawsuits or fines by regulators if we do not have sufficient documentation to support and verify the validity and amount of the loans underlying the transactions, or if we or purchasers of our loans use collection methods that are viewed as unfair, deceptive, or abusive. In addition, our collections could suffer and we may incur additional expenses if we are required to change collection practices or stop collecting on certain debts as a result of a lawsuit or action on the part of regulators.

Our use of third-party vendors is subject to increasing regulatory attention.

The CFPB and other regulators have issued regulatory guidance that has focused on the need for financial institutions to oversee their business relationships with service providers in a manner that ensures such service

Regional Management Corp. | 2018 Annual Report on Form 10-K | 38

providers comply with applicable law. This results in increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement and decreasing the benefit that we receive from using third-party vendors. Moreover, if regulators conclude that we have not met the heightened standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist, or other remedial actions, which could have an adverse effect on our business, financial condition, and operating results

We are subject to government regulations concerning our hourly and our other employees, including minimum wage, overtime, and health care laws.

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

Legal proceedings to which we may become subject may have a material adverse impact on our financial position and results of operations.

Like many companies in our industry, we are from time to time involved in various legal proceedings and subject to claims and other actions related to our business activities brought by borrowers and others. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation is often

Regional Management Corp. | 2018 Annual Report on Form 10-K | 39

expensive, time-consuming, disruptive to our operations and resources, and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. Similarly, if we settle such legal proceedings, it may affect our financial condition and how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion, or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment, or settlement that may be entered against us, that such coverage will prove to be adequate, or that such coverage will continue to remain available on acceptable terms, if at all. If in any legal proceeding we incur liability or defense costs that exceed our insurance coverage or that are not within the scope of our insurance coverage, it could have a material adverse effect on our business, financial condition, and results of operations.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”) that significantly reformed the Internal Revenue Code of 1986, as amended. The Tax Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, a limitation on the tax deduction for interest expense to 30% of earnings (except for certain small businesses), a limitation on the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. While our accounting for provisional adjustments in the 2017 financial statements for impacts of the Tax Act was completed in 2018, the Internal Revenue Service did not issue guidance on all elements of the Tax Act in 2018. Accordingly, the overall impact of the Tax Act is uncertain and the ultimate impact may prove to be inconsistent with our current expectations. As a result, the Company’s financial position, results of operations, and cash flows could be adversely affected by the Tax Act, the interpretation and administration of the Tax Act, and/or any future tax reform legislation.

In addition, the Tax Act, its implementing regulations, and associated regulatory guidance significantly changed certain aspects of individual taxation, including tax rates and employer tax withholding requirements. Our customers often utilize income tax refunds in part to make payments on their loans with us, which we believe materially impacts the delinquency levels in our loan portfolio in the first quarter of each year. As a result of the Tax Act, beginning in 2019, our customers may receive an income tax refund that is smaller than the refund that they expect or to which they have become accustomed, or our customers may receive no income tax refund and instead owe additional tax payments. If this were to occur, our customers would have fewer financial resources to make payments on their loans with us. As a result, we could experience higher delinquencies and losses in our loan portfolio, which would adversely affect our financial position, results of operations, and cash flows.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 40

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

The market price of our common stock has been highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our operating results and the market price of our common stock could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies, speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments, adverse publicity about the industries we participate in, or individual scandals.

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

We have approximately 987 million shares of common stock authorized but unissued, as of March 7, 2019. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its discretion, whether in connection with acquisitions or otherwise. Our stockholders previously approved the Regional Management Corp. 2015 Long-Term Incentive Plan (as amended and/or restated, the “2015 Plan”). Subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of our common stock that may be issued under the 2015 Plan may not

Regional Management Corp. | 2018 Annual Report on Form 10-K | 41

exceed the sum of (a) 1,550,000 shares plus (b) any shares (i) remaining available for the grant of awards as of the effective date under the 2007 Management Incentive Plan (the “2007 Plan”) or the 2011 Stock Incentive Plan (the “2011 Plan”), and/or (ii) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires or lapses. We have 885,742 shares available for issuance under the 2015 Plan, as of March 7, 2019. In addition, our Board may recommend in the future that our stockholders approve new stock plans. Any common stock that we issue, including under our 2015 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 42

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 43

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters operations are located in an approximately 51,700 square foot leased facility in Greer, South Carolina, a town located outside of Greenville, South Carolina. As of March 7, 2019, each of our 360 branches is leased under fixed term lease agreements. Our branches are located in 11 states throughout the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, and the average branch size is approximately 1,576 square feet.

In the opinion of management, our properties have been well-maintained, are in sound operating condition, and contain all equipment and facilities necessary to operate at present levels. We believe that all of our facilities are suitable and adequate for our present purposes. Our only reportable segment, which is our consumer finance segment, uses the properties described in this Part I, Item 2, “Properties.”

ITEM 3.	LEGAL PROCEEDINGS.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 44

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “RM” since March 28, 2012. The last reported sale price of our common stock on the NYSE on March 7, 2019, was $25.96 per share.

Holders

As of March 7, 2019, there were 54 registered holders of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by those record holders, but we believe that there were approximately 2,030 beneficial owners of our common stock as of March 1, 2019.

Non-Affiliate Ownership

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates, as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders as of June 30, 2018. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is incorporated by reference in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Dividends; Stock Repurchases

We have not paid any cash dividends since our initial public offering in 2012, and we have no current plans to pay any cash dividends on our common stock for the foreseeable future. In 2016, we repurchased approximately $25 million of our common stock at a weighted-average price of $16.17 per share. Other than our 2016 stock repurchase program, which was completed in June 2016, we have historically retained earnings for future operations, expansion, and debt repayment.

The declaration, amount, and payment of any future cash dividends on shares of common stock and/or repurchases of common stock will be at the discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions; our financial condition and results of operations; our available cash and current and anticipated cash needs; capital requirements; contractual, legal, tax, and regulatory restrictions and implications on the payment of cash dividends by us to our stockholders or by our subsidiaries to us; and such other factors as our Board of Directors may deem relevant. Our amended and restated senior revolving credit facility includes a provision restricting our ability to pay dividends on our common stock based upon, among other things, our net income and hypothetical availability under the credit facility. Likewise, certain of our credit facilities restrict certain of our wholly-owned subsidiaries from paying dividends to us, subject to certain exceptions.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 45

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933.

The following graph shows a comparison of the cumulative total return for our common stock, the NYSE Composite Index, and the NYSE Financial Index for the five years ended December 31, 2018. The graph assumes that $100 was invested at the market close on December 31, 2013, in the common stock of the Company, the NYSE Composite Index, and the NYSE Financial Index, and data for the NYSE Composite Index and the NYSE Financial Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 46

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated historical financial data for the periods set forth below are derived from audited consolidated financial statements. We derived the selected historical consolidated statement of income data for each of the years ended December 31, 2018, 2017, and 2016 and the selected historical consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements, which appear in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have derived the selected historical consolidated statement of income data for the years ended December 31, 2015 and 2014 and the selected historical consolidated balance sheet data as of December 31, 2016, 2015, and 2014 from our audited financial statements, which do not appear elsewhere in this Annual Report on Form 10-K.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
In thousands, except per share data	2018	2017	2016	2015	2014
Consolidated Statements of Income Data:
Revenue
Interest and fee income	$280,121	$249,034	$220,963	$195,794	$184,797
Insurance income, net, and other income	26,585	23,425	19,555	21,512	19,922

Total revenue	306,706	272,459	240,518	217,306	204,719
Expenses
Provision for credit losses	87,056	77,339	63,014	47,348	69,057
General and administrative expenses	140,284	130,955	118,632	115,598	96,776
Interest expense	33,464	23,908	19,924	16,221	14,947

Total expenses	260,804	232,202	201,570	179,167	180,780

Income before income taxes	45,902	40,257	38,948	38,139	23,939
Income taxes	10,557	10,294	14,917	14,774	9,137

Net income	$35,345	$29,963	$24,031	$23,365	$14,802

Earnings per Share Data:
Basic earnings per share	$3.03	$2.59	$2.03	$1.82	$1.17
Diluted earnings per share	$2.93	$2.54	$1.99	$1.79	$1.14
Basic weighted-average shares	11,655	11,551	11,824	12,849	12,701
Diluted weighted-average shares	12,078	11,783	12,085	13,074	12,951

Consolidated Balance Sheet Data (at period end):
Finance receivables(1)	$932,243	$817,463	$717,775	$628,444	$546,192
Allowance for credit losses	(58,300)	(48,910)	(41,250)	(37,452)	(40,511)

Net finance receivables(2)	$873,943	$768,553	$676,525	$590,992	$505,681
Total assets	956,395	829,483	712,224	626,373	529,401
Long-term debt	660,507	571,496	491,678	411,177	341,419
Total liabilities	677,234	590,072	504,749	421,146	351,078
Total stockholders’ equity	$279,161	$239,411	$207,475	$205,227	178,323

(1)	Finance receivables equal the total amount due from the customer, net of unearned finance charges and insurance premiums.
(2)	Net finance receivables equal the total amount due from the customer, net of unearned finance charges, insurance premiums, and allowance for credit losses.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 47

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements and the related notes that appear in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The forward-looking information we have provided in this Annual Report on Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. We operate under the name “Regional Finance” in 359 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, serving 401,500 active accounts, as of December 31, 2018. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our loan portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of December 31, 2018, we had 276.8 thousand small installment loans outstanding, representing $437.7 million in finance receivables. This included 99.4 thousand small loan convenience checks, representing $143.5 million in finance receivables.

•

Large Loans (>$2,500) – As of December 31, 2018, we had 99.8 thousand large installment loans outstanding, representing $438.0 million in finance receivables. This included 3.4 thousand large loan convenience checks, representing $9.8 million in finance receivables.

•	Retail Loans – As of December 31, 2018, we had 21.2 thousand retail purchase loans outstanding, representing $30.4 million in finance receivables.

•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 48

Small and large installment loans are our core loan products and will be the drivers of our future growth. We ceased originating automobile purchase loans in November 2017 to focus on growing our core loan portfolio, but we continue to own and service the automobile loans that we previously originated. As of December 31, 2018, we had approximately 3.7 thousand automobile loans outstanding, representing $26.2 million in finance receivables. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

For additional information regarding our business operations, see Part I, Item 1, “Business.”

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 14.8% from $572.8 million in 2015 to $657.4 million in 2016, grew 13.2% to $744.2 million in 2017, and grew 14.7% to $853.8 million in 2018. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened 17, 3, and 8 net new branches in 2018, 2017, and 2016, respectively. We believe that we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

Product Mix. We are exposed to different credit risks and charge different interest rates and fees with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we may further diversify our product mix in the future. The interest rates and fees vary from state to state, depending on the competitive environment and relevant laws and regulations.

Asset Quality and Allowance for Credit Losses. Our results of operations are highly dependent upon the credit quality of our loan portfolio. The credit quality of our loan portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as we grow our loan portfolio. The allowance for credit losses calculation uses the current delinquency profile and historical delinquency roll rates as key data points in estimating the allowance. We believe that the primary underlying factors driving the provision for credit losses for each loan type are our underwriting standards, the general economic conditions in the areas in which we conduct business, loan portfolio growth, and the effectiveness of our collection efforts. In addition, the market for repossessed automobiles at auction is another underlying factor that we believe influences the provision for credit losses for automobile purchase loans and, to a lesser extent, large loans. We monitor these factors, and the amount and past due status of all loans one or more days past due, to identify trends that might require us to modify the allowance for credit losses.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 49

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of December 31, 2018, we held four interest rate cap contracts with an aggregate notional principal amount of $400.0 million. The interest rate caps have maturities of March 2019 ($50.0 million, 2.50% strike rate), April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate). As of December 31, 2018, the one-month LIBOR was 2.50%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate. In addition, the interest rate on a portion of our long-term debt (the amortizing loan, RMIT 2018-1 securitization, and RMIT 2018-2 securitization (each as described below)) is fixed. As of December 31, 2018, 45.8% of our long-term debt was at a fixed rate.

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our receivable efficiency ratio (sum of general and administrative expenses divided by average finance receivables) was 16.4% for 2018, compared to 17.6% in 2017 and 18.0% in 2016. We believe that this ratio is generally in line with industry standards for companies of our size, and we expect that it will continue to decline in future years as we continue to grow our loan portfolio and control expense growth.

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

Insurance Income, Net. Our insurance operations are a material part of our overall business and are integral to our lending activities. Insurance income, net consists primarily of earned premiums, net of certain direct costs, from the sale of various optional payment and collateral protection insurance products offered to customers who obtain loans directly from us. Insurance income, net also includes the earned premiums and direct costs associated with the non-file insurance that we purchase. We do not sell insurance to non-borrowers. Direct costs included in insurance income, net are claims paid, claims reserves, ceding fees, and premium taxes paid. We do not allocate to insurance income, net, any other home office or branch administrative costs associated with managing our insurance operations, managing our captive insurance company, marketing and selling insurance products, legal and compliance review, or internal audits. All of these unallocated administrative costs, which management estimates were approximately $6.7 million in 2018, are included in general and administrative expenses in our consolidated statement of income.

In recent years, as large loans have become a larger percentage of our loan portfolio, the severity of non-file insurance claims has increased and non-file insurance claims expenses have exceeded non-file insurance fees. The resulting net loss from the non-file insurance product has been reflected in our insurance income, net. We have evaluated various ways to lower our non-file insurance claims, and we reduced our utilization of non-file insurance beginning in the fourth quarter of 2018. This policy change will cause substantially offsetting increases to insurance income, net and net credit losses in future years. Therefore, we do not expect this change

Regional Management Corp. | 2018 Annual Report on Form 10-K | 50

in policy to impact our profitability in future years. For additional information regarding this policy change, including its impact on our allowance for credit losses in 2018, see Note 4, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of December 31, 2018, the restricted cash balance for these cash reserves was $7.1 million. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, fees for extending the due date of a loan, returned check charges, and commissions earned from the sale of an auto club product are included in other income.

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we estimate as sufficient to maintain an allowance for credit losses at an adequate level to provide for estimated losses on the related finance receivable portfolio. Credit loss experience, delinquency of finance receivables, loan portfolio growth, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that reflects forecasted future credit losses over the estimated loss emergence period (the interval of time between the event that caused a borrower to default and our recording of the credit loss) for each finance receivable type. Changes in our delinquency and net credit loss rates may result in changes to our provision for credit losses. Substantial adjustments to the allowance may be necessary if there are significant changes in economic conditions or loan portfolio performance.

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

Other expenses consist primarily of legal, compliance, audit, and consulting costs, non-employee director compensation, amortization of software licenses and implementation costs, electronic payment processing costs, bank service charges, office supplies, and credit bureau charges. We expect legal and compliance costs to remain elevated due to the regulatory environment in the consumer finance industry. For a discussion regarding how risks and uncertainties associated with the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part I, Item 1A, “Risk Factors.”

Interest Expense. Our interest expense consists primarily of paid and accrued interest for long-term debt, unused line fees, and amortization of debt issuance costs on long-term debt. Interest expense also includes costs attributable to the interest rate caps that we use to manage our interest rate risk. Changes in the fair value of the interest rate caps are reflected in interest expense.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 51

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average finance receivables:

	Year Ended December 31,
	2018		2017		2016
In thousands	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$280,121	32.8%	$249,034	33.5%	$220,963	33.6%
Insurance income, net	14,793	1.7%	13,061	1.8%	9,456	1.4%
Other income	11,792	1.4%	10,364	1.3%	10,099	1.6%

Total revenue	306,706	35.9%	272,459	36.6%	240,518	36.6%

Expenses
Provision for credit losses	87,065	10.2%	77,339	10.4%	63,014	9.6%
Personnel	84,068	9.8%	75,992	10.2%	68,979	10.5%
Occupancy	22,519	2.6%	21,530	2.9%	20,059	3.1%
Marketing	7,745	0.9%	7,128	1.0%	6,837	1.0%
Other	25,952	3.1%	26,305	3.5%	22,757	3.4%

Total general and administrative	140,284	16.4%	130,955	17.6%	118,632	18.0%
Interest expense	33,464	3.9%	23,908	3.2%	19,924	3.1%

Income before income taxes	45,902	5.4%	40,257	5.4%	38,948	5.9%
Income taxes	10,557	1.3%	10,294	1.4%	14,917	2.2%

Net income	$35,345	4.1%	$29,963	4.0%	$24,031	3.7%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

Comparison of December 31, 2018, Versus December 31, 2017

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $61.9 million, or 16.5%, to $437.7 million at December 31, 2018, from $375.8 million at December 31, 2017. The increase was primarily due to increased marketing.

•

Large Loans (>$2,500) – Large loans outstanding increased by $90.8 million, or 26.1%, to $438.0 million at December 31, 2018, from $347.2 million at December 31, 2017. The increase was primarily due to increased marketing and the transition of small loan customers to large loans.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 52

•

Automobile Loans – Automobile loans outstanding decreased by $35.3 million, or 57.4%, to $26.2 million at December 31, 2018, from $61.4 million at December 31, 2017. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio.

•	Retail Loans – Retail loans outstanding decreased $2.6 million, or 7.9%, to $30.4 million at December 31, 2018, from $33.1 million at December 31, 2017.

	Finance Receivables by Product
In thousands	December 31, 2018	December 31, 2017	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$437,662	$375,772	$61,890	16.5%
Large loans	437,998	347,218	90,780	26.1%

Total core loans	875,660	722,990	152,670	21.1%
Automobile loans	26,154	61,423	(35,269)	(57.4)%
Retail loans	30,429	33,050	(2,621)	(7.9)%

Total finance receivables	$932,243	$817,463	$114,780	14.0%

Number of branches at period end	359	342	17	5.0%
Average finance receivables per branch	$2,597	$2,390	$207	8.7%

Comparison of the Year Ended December 31, 2018, Versus the Year Ended December 31, 2017

Net Income. Net income increased $5.4 million, or 18.0%, to $35.3 million during 2018, from $30.0 million in 2017. The increase was primarily due to an increase in revenue of $34.2 million, offset by an increase in provision for credit losses of $9.7 million, an increase in general and administrative expenses of $9.3 million, and an increase in interest expense of $9.6 million.

Revenue. Total revenue increased $34.2 million, or 12.6%, to $306.7 million in 2018, from $272.5 million in 2017. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $31.1 million, or 12.5%, to $280.1 million in 2018, from $249.0 million in 2017. The increase was primarily due to a 14.7% increase in average finance receivables, offset by a 0.7% decrease in average yield.

The following table sets forth the average finance receivables balance and average yield for our loan products:

	Average Finance Receivables for the Year Ended			Average Yields for the Year Ended
In thousands	December 31, 2018	December 31, 2017	YoY % Inc (Dec)	December 31, 2018	December 31, 2017	YoY % Inc (Dec)
Small loans	$391,481	$355,826	10.0%	40.0%	42.2%	(2.2)%
Large loans	389,919	278,397	40.1%	28.5%	28.8%	(0.3)%
Automobile loans	41,026	78,317	(47.6)%	15.6%	16.3%	(0.7)%
Retail loans	31,393	31,660	(0.8)%	19.0%	18.8%	0.2%

Total interest and fee yield	$853,819	$744,200	14.7%	32.8%	33.5%	(0.7)%

Regional Management Corp. | 2018 Annual Report on Form 10-K | 53

Small loan yields decreased 2.2% compared to 2017 as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Large loan yields decreased 0.3% compared to 2017. As our large loan portfolio matured in 2018, a greater amount of accrued interest income was reversed as a reduction of interest and fee income for charged-off accounts. Automobile loan yields decreased 0.7% compared to 2017. We anticipate that the automobile loan yields will remain at the current level or decline due to higher-yielding loans paying off or renewing into large loans, leaving the lower-yielding loans in the liquidating automobile loan portfolio. When compared to 2017, retail loan yields increased 0.2% as a result of adjusted pricing that reflects current market conditions.

Since we began focusing on large loan growth in early 2015, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated for the Year Ended
In thousands	December 31, 2018	December 31, 2017	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$624,243	$573,858	$50,385	8.8%
Large loans	409,174	355,931	53,243	15.0%
Automobile loans	—	20,331	(20,331)	(100.0)%
Retail loans	26,579	28,885	(2,306)	(8.0)%

Total net loans originated	$1,059,996	$979,005	$80,991	8.3%

The hurricanes that impacted our branches in September 2018 and August 2017 had an estimated $2.8 million and $3.0 million negative impact on loan originations in 2018 and 2017, respectively. We believe that the small loan portfolio experienced most of these impacts.

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$15,036	$(7,680)	$(770)	$6,586
Large loans	32,159	(930)	(372)	30,857
Automobile loans	(6,073)	(542)	258	(6,357)
Retail loans	(50)	52	(1)	1
Product mix	(4,390)	4,223	167	—

Total increase in interest and fee income	$36,682	$(4,877)	$(718)	$31,087

The $31.1 million increase in interest and fee income in 2018 compared to 2017 was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average finance receivables.

Insurance Income, Net. Insurance income, net increased $1.7 million, or 13.3%, to $14.8 million in 2018, from $13.1 million in 2017. Insurance income, net represented 1.7% and 1.8% of average finance receivables in 2018 and 2017, respectively. In both 2018 and 2017, personal property insurance premiums

Regional Management Corp. | 2018 Annual Report on Form 10-K | 54

represented the largest component of aggregate earned insurance premiums and non-file insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Year Ended
In thousands	December 31, 2018	December 31, 2017	YoY $ B(W)	YoY % B(W)
Earned premiums	$31,095	$25,860	$5,235	20.2%
Claims, reserves, and certain direct expenses	(16,302)	(12,799)	(3,503)	(27.4)%

Insurance income, net	$14,793	$13,061	$1,732	13.3%

In 2018, earned premiums increased by $5.2 million and claims, reserves, and certain direct expenses increased by $3.5 million, in each case compared to 2017. The increase in earned premiums was primarily due to loan growth. The increase in claims, reserves, and certain direct expenses was primarily due to higher non-file insurance claims expense compared to 2017. The increase in non-file insurance claims expense was primarily due to an increase in the severity of non-file insurance claims. As large loans have become a larger percentage of our loan portfolio, the severity of non-file insurance claims has increased.

In addition, non-file insurance claims expense was lower in 2017 due to a transition in insurance carriers during which fewer accounts were covered by non-file insurance. Furthermore, as described above, the non-file insurance product has been operating at a loss that has been reflected in our insurance income, net. Effective in the fourth quarter of 2018, we implemented a policy change that reduces the amount of non-file insurance claims that we file. This policy change causes substantially offsetting increases to insurance income, net and net credit losses. Therefore, we do not expect this change in policy to impact our profitability in future periods. This policy change is described in greater detail in Note 4, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” As a result of these factors, $2.9 million and $4.4 million of non-file insurance claims impacted net credit losses instead of insurance income, net in 2018 and 2017, respectively.

Other Income. Other income increased $1.4 million, or 13.8%, to $11.8 million in 2018, from $10.4 million in 2017, due to a $1.2 million increase in commissions earned from the sale of our auto club product and a $0.4 million increase in loan deferral fee income. These increases were offset by a decrease of $0.2 million in income from late charges. The decrease in late charges was primarily due to large loan customers with higher credit quality comprising a greater percentage of our total loan portfolio in 2018, compared to 2017, and our expanded use of electronic payments to reduce early-stage delinquency. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account. Other income represented 1.4% and 1.3% of average finance receivables in 2018 and 2017, respectively.

Provision for Credit Losses. Our provision for credit losses increased $9.7 million, or 12.6%, to $87.1 million in 2018, from $77.3 million in 2017. The increase was primarily due to an increase in net credit losses of $8.0 million and a $1.7 million increase in the allowance for credit losses compared to 2017. The provision for credit losses as a percentage of average finance receivables in 2018 was 10.2%, compared to 10.4% in 2017. Fiscal 2018 included a 0.4% impact from the net $3.7 million hurricane-related provision and a 0.3% impact from the $2.9 million increase in net credit losses discussed in the insurance income, net paragraph above. Fiscal 2017 included a 0.4% impact from the hurricane-related $2.9 million provision and a 0.6% impact from the $4.4 million increase in net credit losses discussed in the insurance income, net paragraph above, offset by a 0.1% benefit from the bulk sale of previously charged-off customer accounts in bankruptcy (the “2017 Bulk Sale”).

Regional Management Corp. | 2018 Annual Report on Form 10-K | 55

The increase in the provision for credit losses is explained in greater detail below.

Hurricane Impact. During 2018, our provision for credit losses was impacted by a $3.9 million increase in the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by a hurricane. In late 2018, we released $0.3 million of the hurricane allowance for credit losses to cover hurricane-related net credit losses. As of December 31, 2018, the allowance for credit losses related to the hurricane was $3.6 million. During 2017, our provision for credit losses was impacted by a $3.0 million increase in the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by two hurricanes. In late 2017, we released $0.2 million of the hurricane allowance for credit losses to cover hurricane-related net credit losses. As of December 31, 2017, the allowance for credit losses related to the hurricanes was $2.8 million.

Bulk Sale. We recognized a recovery of $1.0 million in 2017 from the 2017 Bulk Sale. These accounts were excluded from prior sales of charged-off loans.

Net Credit Losses. Net credit losses increased $8.0 million, or 11.5%, to $77.7 million in 2018, from $69.7 million in 2017. The increase was primarily due to a $109.6 million increase in average finance receivables in 2018. Net credit losses as a percentage of average finance receivables were 9.1% in 2018, compared to 9.4% in 2017. Fiscal 2018 included a 0.2% impact from the $1.7 million increase in net credit losses resulting from the 2017 hurricanes and a 0.3% impact from the $2.9 million increase in net credit losses discussed in the insurance income, net paragraph above. Fiscal 2017 included a 0.6% impact from the $4.4 million increase in net credit losses discussed in the insurance income, net paragraph above, offset by a 0.1% benefit from the $1.0 million 2017 Bulk Sale.

The following table provides net credit losses and the benefit to net credit losses associated with non-file insurance claims payments as a percentage of average finance receivables for the periods indicated:

	Non-File Insurance Impact on Net Credit Loss Rates for the Year Ended
	December 31, 2018	December 31, 2017
Net credit losses	9.1%	9.4%
Non-file benefit	1.0%	0.8%

We have evaluated various ways to lower our non-file insurance claims, and we decided to reduce our utilization of non-file insurance beginning in the fourth quarter of 2018. As a result, we expect that the benefit provided by non-file insurance will decrease by approximately 0.65% as a percentage of average finance receivables over the next four quarters, resulting in a corresponding increase in our net credit loss rate. Our allowance for credit losses contains sufficient reserves for this anticipated increase in net credit losses. See Note 4, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” In addition, due to the decrease in non-file insurance claims, our insurance income, net will increase by an amount comparable to the anticipated increase in net credit losses, resulting in an income statement offset. Therefore, we do not expect this policy change to impact our profitability in future periods.

Delinquency Performance. Our December 31, 2018 contractual delinquency as a percentage of total finance receivables increased to 7.7% from 7.5% as of December 31, 2017, primarily due to credit tightening and the maturation of our large loan portfolio. Total contractual delinquency as of December 31, 2018 and December 31, 2017 were inclusive of increases of 0.4% and 0.3%, respectively, attributable to the impact of the hurricanes. We expect that the 2018 hurricane will negatively impact our delinquencies and net credit losses in the first half of 2018, but we believe that we are fully reserved for such losses.

In mid-2018, we implemented stricter underwriting guidelines, which primarily impacted our large loan customers. A portion of our existing large loan customers attempted to renew their loans but did not qualify due to these tighter underwriting guidelines. As a result, some of these accounts became delinquent. We expect

Regional Management Corp. | 2018 Annual Report on Form 10-K | 56

this credit tightening to increase delinquency and losses in the short-term and decrease delinquency and losses in the long-term. In addition to delinquencies increasing from tighter underwriting guidelines, we also observed higher delinquencies from the maturing of our large loan portfolio in 2018. Each of these items contributed to incremental increases in delinquency rates as of December 31, 2018, compared to December 31, 2017. We also continue to monitor the impacts of the recent government shutdown and the Tax Act on our customers, including as to any delay in the processing of tax refunds due to the government shutdown and the size of tax refunds due to the Tax Act. At this time, we are uncertain whether the government shutdown or the Tax Act will adversely affect our delinquencies and losses in 2019.

To actively manage the delinquencies and losses of our loan portfolios, we have undertaken a number of initiatives to drive improved delinquency results in 2019. For example, custom credit scorecards have been implemented in nine of eleven states as of January 2019. The scorecards provide a significant improvement over the previous criteria that were used to underwrite small and large loans.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	December 31, 2018		December 31, 2017
Allowance for credit losses	$58,300	6.3%	$48,910	6.0%
Current	754,162	80.9%	669,451	81.9%
1 to 29 days past due	105,920	11.4%	86,533	10.6%

Delinquent accounts:
30 to 59 days	22,529	2.3%	18,728	2.2%
60 to 89 days	17,382	1.9%	15,297	1.9%
90 to 119 days	12,279	1.3%	11,339	1.4%
120 to 149 days	10,890	1.2%	8,865	1.1%
150 to 179 days	9,081	1.0%	7,250	0.9%

Total contractual delinquency	$72,161	7.7%	$61,479	7.5%

Total finance receivables	$932,243	100.0%	$817,463	100.0%

	Contractual Delinquency by Product
In thousands	December 31, 2018		December 31, 2017
Small loans	$40,663	9.3%	$35,246	9.4%
Large loans	26,814	6.1%	18,540	5.3%
Automobile loans	2,083	8.0%	4,896	8.0%
Retail loans	2,601	8.5%	2,797	8.5%

Total contractual delinquency	$72,161	7.7%	$61,479	7.5%

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	December 31, 2018			December 31, 2017
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as a Percentage of Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as a Percentage of Finance Receivables
Small loans	$437,662	$30,759	7.0%	$375,772	$24,749	6.6%
Large loans	437,998	23,702	5.4%	347,218	17,548	5.1%

Total core loans	875,660	54,461	6.2%	722,990	42,297	5.9%
Automobile loans	26,154	1,893	7.2%	61,423	4,025	6.6%
Retail loans	30,429	1,946	6.4%	33,050	2,588	7.8%

Total	$932,243	$58,300	6.3%	$817,463	$48,910	6.0%

Regional Management Corp. | 2018 Annual Report on Form 10-K | 57

The allowance for credit losses as a percentage of finance receivables increased to 6.3% as of December 31, 2018, from 6.0% as of December 31, 2017. The increase was primarily due to a higher delinquency level as of December 31, 2018, compared to December 31, 2017, and a $0.8 million increase in the remaining allowance for credit losses on customer accounts impacted by the hurricanes. The remaining allowance for credit losses on customer accounts impacted by the hurricanes was $3.6 million as of December 31, 2018.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $9.3 million, or 7.1%, to $140.3 million in 2018 from $131.0 million in 2017. Our receivable efficiency ratio (general and administrative expenses as a percentage of average finance receivables) decreased to 16.4% in 2018, from 17.6% in 2017. We believe that our receivable efficiency ratio will continue to decline in future years as we continue to grow our loan portfolio and control expense growth. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $8.1 million, or 10.6%, to $84.1 million in 2018, from $76.0 million in 2017. Labor expense increased $4.7 million primarily due to added headcount in our information technology department, centralized late-stage collections department, and branches, most of which was added to effectively service active account growth that has occurred since December 31, 2017. Corporate incentive compensation expense increased $2.7 million compared to 2017 primarily due to the 2018 annual grant of awards (which have three-year performance targets) under our long-term incentive plan. Fiscal 2018 was the first year that three annual outstanding award grants impacted our personnel expense in one year. During 2018, we opened 17 net new branches, including 13 net new branches that opened in the fourth quarter. These new branches resulted in a net $0.7 million increase in personnel costs.

Occupancy. Occupancy expenses increased $1.0 million, or 4.6%, to $22.5 million in 2018, from $21.5 million in 2017. The increase was due to increases in rent and maintenance costs of $0.7 million, computer support service costs of $0.6 million (offset by a decrease in software amortization in other expense), depreciation expense of $0.3 million, and $0.2 million in costs related to 17 net new branches. These increases were offset by a $0.9 million decrease in telecommunication costs due to reduced rates from our service provider.

Marketing. Marketing expenses increased $0.6 million, or 8.7%, to $7.7 million in 2018, from $7.1 million in 2017. The increase was primarily due to increased investment in our digital marketing channels and the impact of our 17 net new branches that opened during 2018.

Other Expenses. Other expenses decreased $0.4 million, or 1.3%, to $26.0 million in 2018, from $26.3 million in 2017. The decrease was primarily due to a $1.0 million decrease in costs related to the implementation of our loan management system, a $0.7 million decrease in software amortization (offset by an increase in computer support service costs in occupancy expense), and a $0.9 million decrease in legal and settlement expenses. These decreases were offset by a $1.0 million increase in electronic payment processing fees, a $0.7 million increase in loan management system software amortization, and a $0.7 million increase in collection expense.

Interest Expense. Interest expense on long-term debt increased $9.6 million, or 40.0%, to $33.5 million in 2018, from $23.9 million in 2017. The increase was primarily due to an increase in interest rates and increases in the average balance of our long-term debt facilities from finance receivable growth, which combined to result in a $7.5 million increase in interest expense. Additionally, amortization of debt issuance costs increased $1.3 million, while unused line fees and interest expense related to our rate cap agreements increased $0.5 million and $0.3 million, respectively. The average cost of our total long-term debt increased 0.93% to 5.66% in 2018, from 4.73% in 2017. The average cost of our long-term debt has increased as we have diversified our long-term funding sources.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 58

Income Taxes. Income taxes increased $0.3 million, or 2.6%, to $10.6 million in 2018, from $10.3 million in 2017. During 2018, tax benefits from the exercise and vesting of share-based awards and research and development tax credits decreased $1.2 million and $0.3 million, respectively, compared to 2017. A $5.6 million increase in income before income taxes in 2018 resulted in a $1.2 million increase in federal income taxes compared to 2017. The Tax Act reduced the corporate federal tax rate from 35% to 21% and made other changes to U.S. tax law. This decrease in the corporate federal tax rate resulted in a $5.6 million decrease in income taxes in 2018, compared to 2017. During 2017, the revaluation of net deferred tax liabilities to the newly enacted federal corporate tax rate resulted in a $3.1 million income tax benefit.

Our effective tax rates were 23.0% and 25.6% in 2018 and 2017, respectively. The tax benefits related to the exercise and vesting of share-based awards and other items (2017 tax return to provisional estimates) reduced the 2018 effective tax rate by 0.8% and 0.5%, respectively. The revaluation of the net deferred tax liability decreased the 2017 effective tax rate by 7.8%. The tax benefits related to the exercise and vesting of share-based awards and research and development tax credits reduced the 2017 effective tax rate by 4.0% and 1.0%, respectively. In future years, we expect our effective tax rates to be negatively impacted by changes in the Tax Act related to the deductibility of executive compensation.

Comparison of December 31, 2017, Versus December 31, 2016

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $17.3 million, or 4.8%, to $375.8 million at December 31, 2017, from $358.5 million at December 31, 2016, despite the transition of many small loan customers to large loans. The growth in receivables in branches opened in 2016 and 2017 contributed to the growth in small loans outstanding.

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

•	Retail Loans – Retail loans outstanding decreased $0.5 million, or 1.4%, to $33.1 million at December 31, 2017, from $33.5 million at December 31, 2016.

	Finance Receivables by Product
In thousands	December 31, 2017	December 31, 2016	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$375,772	$358,471	$17,301	4.8%
Large loans	347,218	235,349	111,869	47.5%

Total core loans	722,990	593,820	129,170	21.8%
Automobile loans	61,423	90,432	(29,009)	(32.1)%
Retail loans	33,050	33,523	(473)	(1.4)%

Total finance receivables	$817,463	$717,775	$99,688	13.9%

Number of branches at period end	342	339	3	0.9%
Average finance receivables per branch	$2,390	$2,117	$273	12.9%

Comparison of the Year Ended December 31, 2017, Versus the Year Ended December 31, 2016

Net Income. Net income increased $5.9 million, or 24.7%, to $30.0 million in 2017, from $24.0 million in 2016. The increase was primarily due to an increase in revenue of $31.9 million and a decrease in income taxes

Regional Management Corp. | 2018 Annual Report on Form 10-K | 59

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

The following table sets forth the average finance receivables balance and average yield for each of our loan products:

	Average Finance Receivables for the Year Ended			Average Yields for the Year Ended
In thousands	December 31, 2017	December 31, 2016	YoY % Inc (Dec)	December 31, 2017	December 31, 2016	YoY % Inc (Dec)
Small loans	$355,826	$334,152	6.5%	42.2%	42.5%	(0.3)%
Large loans	278,397	190,855	45.9%	28.8%	28.8%	0.0%
Automobile loans	78,317	102,023	(23.2)%	16.3%	17.7%	(1.4)%
Retail loans	31,660	30,321	4.4%	18.8%	19.2%	(0.4)%

Total interest and fee yield	$744,200	$657,351	13.2%	33.5%	33.6%	(0.1)%

Small loan yields decreased 0.3% compared to 2016 as more of our small loan customers originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Automobile loan yields decreased 1.4% compared to 2016 due to our revised pricing model for our automobile loan program. Retail loan yields decreased 0.4% compared to 2016 as a result of adjusted pricing that reflected market conditions.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated for the Year Ended
In thousands	December 31, 2017	December 31, 2016	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$573,858	$580,936	$(7,078)	(1.2)%
Large loans	355,931	250,862	105,069	41.9%
Automobile loans	20,331	37,038	(16,707)	(45.1)%
Retail loans	28,885	34,629	(5,744)	(16.6)%

Total net loans originated	$979,005	$903,465	$75,540	8.4%

The hurricanes that impacted our branches in August 2017 had an estimated $3.0 million negative impact on loan originations during 2017. We believe that the small loan portfolio experienced most of this impact.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 60

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

The $28.1 million increase in interest and fee income in 2017 compared to 2016 was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above.

Insurance Income, Net. Insurance income, net increased $3.6 million, or 38.1%, to $13.1 million in 2017, from $9.5 million in 2016. Insurance income, net represented 1.8% and 1.4% of average finance receivables in 2017 and 2016, respectively. During 2017 and 2016, personal property insurance premiums represented the largest component of aggregate earned insurance premiums and non-file insurance claims expenses represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Year Ended
In thousands	December 31, 2017	December 31, 2016	YoY $ B(W)	YoY % B(W)
Earned premiums	$25,860	$23,191	$2,669	11.5%
Claims, reserves, and certain direct expenses	(12,799)	(13,735)	936	6.8%

Insurance income, net	$13,061	$9,456	$3,605	38.1%

In 2017, earned premiums increased by $2.7 million and claims, reserves, and certain direct expenses decreased by $0.9 million, in each case compared to 2016. The increase in earned premiums was primarily due to loan growth. The decrease in claims, reserves, and certain direct expenses was primarily due to a transition in insurance carriers that caused $4.4 million of insurance claims to impact net credit losses instead of insurance income, offset by an increase in claims expense.

Other Income. Other income, which consisted primarily of late charges, increased $0.3 million, or 2.6%, to $10.4 million in 2017, from $10.1 million in 2016. Other income represented 1.3% of average finance receivables in 2017, compared to 1.6% of average finance receivables in 2016, with the decrease primarily due to large loans (with higher credit quality and fewer late fee charges) becoming a greater percentage of our total loan portfolio in 2017. Our most significant driver for other income is average active accounts. Average active accounts increased 3.0% in 2017, while average finance receivables increased 13.2%.

Provision for Credit Losses. Our provision for credit losses increased $14.3 million, or 22.7%, to $77.3 million in 2017, from $63.0 million in 2016. The increase was due to an increase in net credit losses of $10.5 million and a $3.9 million increase in the allowance for credit losses compared to 2016. The provision for credit losses represented 10.4% of average finance receivables in 2017 compared to 9.6% of average finance receivables in 2016. Fiscal 2017 included a 0.4% impact from the net $2.9 million hurricane-related provision and a 0.6% impact from the shift of $4.4 million in insurance claims into net credit losses during a transition in our insurance provider, offset by a 0.1% benefit from the $1.0 million 2017 Bulk Sale.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 61

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

Bulk Sale. We recognized a recovery of $1.0 million from the 2017 Bulk Sale. These accounts were excluded from prior sales of charged-off loans.

Net Credit Losses. Net credit losses increased $10.5 million, or 17.7%, to $69.7 million in 2017, from $59.2 million in 2016. The increase was primarily due to an $86.8 million increase in average finance receivables in 2017 and a shift of $4.4 million in insurance claims into net credit losses during a transition in our insurance provider, offset by the recovery of $1.0 million from the 2017 Bulk Sale. Net credit losses as a percentage of average finance receivables were 9.4% in 2017 compared to 9.0% in 2016. Fiscal 2017 included 0.6% from the shift of $4.4 million in insurance claims into net credit losses and a 0.1% benefit from the $1.0 million 2017 Bulk Sale. To improve future net credit losses, we reduced lending to specific underperforming segments of our customer base in 2017.

The following table provides net credit losses and the benefit to net credit losses associated with non-file insurance claims payments as a percentage of average finance receivables for the periods indicated:

	Non-File Insurance Impact on Net Credit Loss Rates for the Year Ended
	December 31, 2017	December 31, 2016
Net credit losses	9.4%	9.0%
Non-file benefit	0.8%	1.4%

Delinquency Performance. Contractual delinquency as a percentage of total finance receivables increased to 7.5% (inclusive of an increase of 0.3% attributable to the impact of the hurricanes) on December 31, 2017, from 7.4% as of December 31, 2016. Along with the impact from the hurricanes, our delinquency results were also elevated due to our loan management system conversion in Texas, which was completed in October 2017. The delinquency increases from the loan management system conversions were temporary and only impacted the two to three months immediately following the loan management system conversion.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 62

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

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan categories in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	December 31, 2017			December 31, 2016
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as a Percentage of Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as a Percentage of Finance Receivables
Small loans	$375,772	$24,749	6.6%	$358,471	$21,770	6.1%
Large loans	347,218	17,548	5.1%	235,349	11,460	4.9%

Total core loans	722,990	42,297	5.9%	593,820	33,230	5.6%
Automobile loans	61,423	4,025	6.6%	90,432	5,910	6.5%
Retail loans	33,050	2,588	7.8%	33,523	2,110	6.3%

Total	$817,463	$48,910	6.0%	$717,775	$41,250	5.7%

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 63

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $7.0 million, or 10.2%, to $76.0 million in 2017 from $69.0 million in 2016. The increase was primarily due to a $1.7 million increase from added headcount in our information technology department, $1.2 million in costs related to building the centralized late-stage collections department, a $2.1 million increase in branch costs to effectively service active account growth since December 31, 2016, and a $1.7 million increase in incentive compensation expense primarily due to the 2017 annual grant of awards under our long-term incentive plan, which have three-year performance targets.

Occupancy. Occupancy expenses increased $1.5 million, or 7.3%, to $21.5 million in 2017 from $20.1 million in 2016. The increase was due to costs related to the opening of 3 net new branches since December 31, 2016, branch relocations, and expenses associated with a larger home office building. Additionally, we frequently experience increases in rent, leasehold improvements, and computer equipment as we renew existing branch leases.

Marketing. Marketing expenses increased $0.3 million, or 4.3%, to $7.1 million in 2017 from $6.8 million in 2016. The increase was due to more convenience check mailings, increased direct mail to existing customers, and expanded digital marketing, partially offset by increased efficiencies in the direct mail campaigns.

Other Expenses. Other expenses increased $3.5 million, or 15.6%, to $26.3 million in 2017 from $22.8 million in 2016. The increase was primarily due to a $0.9 million increase in collection expenses, a $0.9 million increase due to training costs and amortization related to our loan management system, a $0.9 million increase in electronic payment processing costs, and a $0.8 million increase in various costs related to finance receivable growth (office supplies, travel costs, training expense, and credit bureau costs) since December 31, 2016.

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

Income Taxes. Income taxes decreased $4.6 million, or 31.0%, to $10.3 million in 2017 from $14.9 million in 2016. The decrease was primarily due to a $3.1 million reduction of a net deferred tax liability as a result of the Tax Act, $1.6 million in tax benefits related to the exercise and vesting of share-based awards, and $0.4 million in tax benefits related to research and development tax credits, offset by an increase in income before income taxes of $1.3 million. In December 2017, the Tax Act was signed into law. This legislation makes changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a benefit of $3.1 million to income tax expense and a corresponding reduction in the deferred tax liability.

Our effective tax rates were 25.6% and 38.3% in 2017 and 2016, respectively. The reduction of the net deferred tax liability decreased the 2017 effective tax rate by 7.8%. The tax benefits related to the exercise and vesting of share-based awards and research and development tax credits reduced the 2017 effective tax rate by 4.0% and 1.0%, respectively.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. In

Regional Management Corp. | 2018 Annual Report on Form 10-K | 64

connection with our plans to improve our technology infrastructure and to expand our branch network in future years, we expect to incur approximately $9.0 million to $12.0 million of expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility, revolving warehouse credit facility, amortizing loan, and, more recently, asset-backed securitization transactions, all of which are described below. We had a debt-to-equity ratio of 2.4 to 1.0 and a shareholder equity ratio of 29.2% as of December 31, 2018.

We believe that cash flow from our operations and borrowings under our long-term debt facilities will be adequate to fund our business for the next twelve months, including initial operating losses of new branches and finance receivable growth of new and existing branches. From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving periods of our warehouse credit facility, RMIT 2018-1 securitization, and RMIT 2018-2 securitization (each as described below) end in February 2020, June 2020, and December 2020, respectively. There can be no assurance that we will be able to secure an extension of the warehouse credit facility or close additional securitization transactions if and when needed in the future.

We are continuing to seek ways to diversify our long-term funding sources, though new funding sources may be more expensive than our existing funding sources.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $30.9 million, or 26.7%, to $146.3 million in 2018, from $115.4 million in 2017. The increase was primarily due to the growth in our business described above, which produced an increase in net income, before provision for credit losses.

Investing Activities. Investing activities consist of originations and purchases of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities in 2018 was $199.2 million, compared to $179.9 million in 2017, a net increase of $19.3 million. The increase in cash used was primarily due to increased net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuances of common stock. In 2018, net cash provided by financing activities was $81.1 million, an increase of $7.3 million compared to $73.8 million in 2017. The increase was primarily a result of advances on the RMIT 2018-1 and RMIT 2018-2 securitizations of $150.2 million and $130.4 million, respectively. The increase was partially offset by an increase in net payments on debt and debt issuance costs of $274.2 million.

Financing Arrangements.

Senior Revolving Credit Facility. In June 2017, we amended and restated our senior revolving credit facility to, among other things, increase the availability under the facility from $585 million to $638 million and extend the maturity of the facility from August 2019 to June 2020. The facility has an accordion provision that allows for the expansion of the facility to $700 million. Excluding the receivables held by our variable interest entities (each, a “VIE”), the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables and 70% of eligible unsecured finance receivables. These advance rates are subject to adjustment at certain credit quality levels (81% of eligible secured finance receivables and 66% of eligible unsecured finance receivables as of December 31, 2018). As of December 31, 2018, we had $68.6 million of eligible borrowing capacity under the facility. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one and six

Regional Management Corp. | 2018 Annual Report on Form 10-K | 65

months (one-month LIBOR was 2.50% as of December 31, 2018), with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. Alternatively, we may pay interest at the prime rate (5.50% as of December 31, 2018) plus a 2.00% margin, increasing to 2.25% when the availability percentage is below 10%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $413.0 million.

Our long-term debt under the senior revolving credit facility was $328.1 million as of December 31, 2018. A year or more in advance of its June 2020 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part I, Item 1A, “Risk Factors” for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Variable Interest Entity Debt. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions, including securitizations. The following debt arrangements are issued by our wholly-owned, bankruptcy-remote, special purpose entities (each, an “SPE”), which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. We are considered to be the primary beneficiary because we have (i) power over the significant activities through our role as servicer of the finance receivables under each debt arrangement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through our interest in the monthly residual cash flows of the SPEs after each debt is paid.

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $33.5 million and $8.6 million as of December 31, 2018 and 2017, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation. Distributions from the SPEs to us are permitted under the debt arrangements.

At each sale of receivables from our affiliates to the SPEs, we make certain representations and warranties about the quality and nature of the collateralized receivables. The debt arrangements require us to repurchase the receivables in certain circumstances, including circumstances in which the representations and warranties made by us concerning the quality and characteristics of the receivables are inaccurate. Assets transferred to SPEs are legally isolated from us and our affiliates, as well as the claims of our and our affiliates’ creditors. Further, the assets of each SPE are owned by such SPE and are not available to satisfy the debts or other obligations of us or any of our affiliates. See Part I, Item 1A, “Risk Factors” for a discussion of risks related to our variable interest entity debt.

Amortizing Loan. In November 2017, we and our wholly-owned SPE, Regional Management Receivables, LLC (“RMR I”), amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan. The amended and restated credit agreement provided for an additional advance in the amount of $37.8 million and extended the maturity date to December 2024. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR I. Advances on the loan were capped at 88% of eligible finance receivables. RMR I held $1.3 million in restricted cash reserves as of December 31, 2018 to satisfy provisions of the credit agreement. Borrowings previously bore interest, payable monthly, at a rate of 3.00%. In February 2018, the advance rate lowered to 85% and the interest rate increased to 3.25%. The credit agreement allows us to prepay the loan when the outstanding balance falls below 20% of the original loan amount. As of December 31, 2018, our long-term debt under the credit agreement was $21.6 million.

Revolving Warehouse Credit Facility. In August 2018, we and our wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended the June 2017 credit agreement that provides for a

Regional Management Corp. | 2018 Annual Report on Form 10-K | 66

$125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to February 2020 and February 2021, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. We elected to expand the facility to $150 million from May 2018 to August 2018. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. In October 2017 and February 2018, the margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. The August 2018 amendment to the credit agreement decreased the margin to 2.20%. The three-month LIBOR was 2.81% and 1.69% at December 31, 2018 and 2017, respectively. RMR II pays an unused commitment fee of between 0.35% and 0.85% based upon the average daily utilization of the facility. We intend to seek an extension of the maturity date of the facility before February 2020. As of December 31, 2018, our long-term debt under the credit facility was $30.1 million.

RMIT 2018-1 Securitization. In June 2018, we, our wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and our indirect wholly-owned SPE, Regional Management Issuance Trust 2018-1 (“RMIT 2018-1”), completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2018-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-1. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. Borrowings under the RMIT 2018-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.93%. Prior to maturity in July 2027, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period. As of December 31, 2018, our long-term debt under the securitization was $150.2 million.

RMIT 2018-2 Securitization. In December 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, Regional Management Issuance Trust 2018-2 (“RMIT 2018-2”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period. As of December 31, 2018, our long-term debt under the securitization was $130.4 million.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At December 31, 2018, we were in compliance with all debt covenants.

We expect that the LIBOR reference rate will be phased out by the end of 2021. Both our senior revolving credit facility and revolving warehouse credit facility use LIBOR as a benchmark in determining the cost of funds borrowed. We plan to work with our banking partners to modify our credit agreements to contemplate the cessation of the LIBOR reference rate. We will also work to identify a replacement rate to LIBOR and look to adjust the pricing structure of our facilities as needed.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 67

Restricted Cash Reserve Accounts.

Amortizing Loan. As required under the credit agreement governing the amortizing loan, we deposited $3.7 million of cash proceeds into a restricted cash reserve account at closing. The reserve requirement decreased to $1.7 million in June 2016 following our satisfaction of certain provisions of the credit agreement. The credit agreement was amended and restated in November 2017 with a cash reserve requirement of $1.3 million, which will remain until the termination of the facility. The amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.1 million as of December 31, 2018.

Revolving Warehouse Credit Facility. The credit agreement governing the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of December 31, 2018, the warehouse facility cash reserve requirement totaled $1.6 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.8 million as of December 31, 2018.

RMIT 2018-1 Securitization. As required under the transaction documents governing the RMIT 2018-1 securitization, we deposited $1.7 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $14.5 million as of December 31, 2018.

RMIT 2018-2 Securitization. As required under the transaction documents governing the RMIT 2018-2 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $16.2 million as of December 31, 2018.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves ($7.1 million as of December 31, 2018) against life insurance policies ceded to it, as determined by the ceding company, and has also purchased a $0.1 million cash-collateralized letter of credit in favor of the ceding company.

Interest Rate Caps.

As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of December 31, 2018, we held four interest rate cap contracts with an aggregate notional principal amount of $400.0 million. The interest rate caps have maturities of March 2019 ($50.0 million, 2.50% strike rate), April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate). As of December 31, 2018, the one-month LIBOR was 2.50%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate.

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of December 31, 2018, the cash reserves were $7.1 million. We have also purchased a cash collateralized letter of credit in favor of the ceding company. As of December 31, 2018, the letter of credit was $0.1 million.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 68

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Principal payments on long-term debt obligations	$660,507	$13,954	$578,786	$67,767	$—
Interest payments on long-term debt obligations	64,184	35,006	27,547	1,631	—
Operating lease obligations	29,699	6,814	10,862	6,701	5,322

Total	$754,390	$55,774	$617,195	$76,099	$5,322

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

We set forth below those material accounting policies that we believe are the most critical to an understanding of our financial results and condition and that involve a higher degree of complexity and management judgment.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 69

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

If a customer files for bankruptcy under Chapter 7 of the bankruptcy code, the bankruptcy court has the authority to cancel the customer’s debt. If a vehicle secures a Chapter 7 bankruptcy account, the customer has the option of surrendering the vehicle, buying the vehicle at fair value, or reaffirming the loan and continuing to pay the loan.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 70

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

We recognize income on credit life insurance, credit property insurance, and automobile insurance using the sum-of-the-years’ digits or straight-line methods over the terms of the policies. We recognize income on credit accident and health insurance using the average of the sum-of-the-years’ digits and the straight-line methods over the terms of the policies. We recognize income on credit involuntary unemployment insurance using the straight-line method over the terms of the policies. Rebates are computed using statutory methods, which in many cases match the GAAP method, and where it does not match, the difference between the GAAP method and the statutory method is recognized in income at the time of rebate. Fee income for non-file insurance is recognized using the sum-of-the-years’ digits method over the loan term.

We deferred fees charged to automobile dealers and recognize income using the constant yield method for indirect loans and the straight-line method for direct loans over the lives of the respective loans.

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

We recognize the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the consolidated financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. As of December 31, 2018, we had not taken any tax position that exceeds the amount described above.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 71

Pursuant to the adoption of an accounting standard update issued in March 2016 and effective beginning in fiscal year 2017, we recognize the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of our consolidated statements of income. These tax benefits and deficiencies were previously recognized within additional paid-in-capital on our consolidated balance sheet.

Recently Issued Accounting Standards

See Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 72

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables at either prevailing market rates or at statutory limits. Our finance receivables are structured on a fixed rate, fixed term basis. Accordingly, subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.2 times per year from payments, renewals, and net credit losses. Because our large loans have longer maturities than our small loans and typically renew at a slower rate than our small loans, the rate of turnover of the loan portfolio may change as our large loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of December 31, 2018, the interest rates on 45.8% of our long-term debt (the amortizing loan, RMIT 2018-1 securitization, and RMIT 2018-2 securitization) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At December 31, 2018, the outstanding balances under the senior revolving credit facility and the revolving warehouse credit facility were $328.1 million and $30.1 million, respectively.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at a rate equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Alternatively, we may pay interest under the senior revolving credit facility at a rate based on the prime rate, plus a margin of 2.00%, increasing to 2.25% when the availability percentage is below 10%. Borrowings under the revolving warehouse credit facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2017 and February 2018, the revolving warehouse credit facility margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. In August 2018, in connection with an amendment and extension of the revolving warehouse credit facility, the margin further decreased to 2.20%. As of December 31, 2018, the LIBOR rates under the senior revolving credit facility and the revolving warehouse credit facility were 2.50% and 2.81%, respectively.

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

Interest rates on borrowings under the senior revolving credit facility and the revolving warehouse credit facility were approximately 5.48% and 5.32%, respectively, for the year ended December 31, 2018, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at December 31, 2018, an increase of 100 basis points in LIBOR rates would result in approximately $3.6 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. Our interest rate cap coverage at December 31, 2018 would reduce this increased expense by approximately $1.3 million on an annual basis.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 73

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REGIONAL MANAGEMENT CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year Ended December 31, 2018

Regional Management Corp. | 2018 Annual Report on Form 10-K | 74

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Regional Management Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Management Corp. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ending December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Raleigh, North Carolina

March 8, 2019

Regional Management Corp. | 2018 Annual Report on Form 10-K | 75

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Regional Management Corp. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Regional Management Corp. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 of the Company and our report dated March 8, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying SOX 404 Management Assessment Report—Effectiveness of Internal Controls over Financial Reporting (“ICFR”) for the Twelve Months Ending December 31, 2018. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 76

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Raleigh, North Carolina

March 8, 2019

Regional Management Corp. | 2018 Annual Report on Form 10-K | 77

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2018 and 2017

(in thousands, except par value amounts)

	2018	2017
Assets
Cash	$3,657	$5,230
Gross finance receivables	1,237,526	1,066,650
Unearned finance charges and insurance premiums	(305,283)	(249,187)

Finance receivables	932,243	817,463
Allowance for credit losses	(58,300)	(48,910)

Net finance receivables	873,943	768,553
Restricted cash	46,484	16,787
Property and equipment	13,926	12,294
Intangible assets	10,010	10,607
Other assets	8,375	16,012

Total assets	$956,395	$829,483

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$660,507	$571,496
Unamortized debt issuance costs	(9,158)	(4,950)

Net long-term debt	651,349	566,546
Accounts payable and accrued expenses	25,138	18,565
Deferred tax liability	747	4,961

Total liabilities	677,234	590,072
Commitments and contingencies (Notes 6, 16, and 17)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 13,323 shares issued and 11,777 shares outstanding at December 31, 2018 and 13,205 shares issued and 11,659 shares outstanding at December 31, 2017)	1,332	1,321
Additional paid-in-capital	98,778	94,384
Retained earnings	204,097	168,752
Treasury stock (1,546 shares at December 31, 2018 and 2017)	(25,046)	(25,046)

Total stockholders’ equity	279,161	239,411

Total liabilities and stockholders’ equity	$956,395	$829,483

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$168	$70
Finance receivables	342,481	137,239
Allowance for credit losses	(18,378)	(7,129)
Restricted cash	39,361	10,734
Other assets	75	119

Total assets	$363,707	$141,033

Liabilities
Net long-term debt	$324,879	$116,658
Accounts payable and accrued expenses	25	53

Total liabilities	$324,904	$116,711

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 78

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share amounts)

	2018	2017	2016
Revenue
Interest and fee income	$280,121	$249,034	$220,963
Insurance income, net	14,793	13,061	9,456
Other income	11,792	10,364	10,099

Total revenue	306,706	272,459	240,518

Expenses
Provision for credit losses	87,056	77,339	63,014

Personnel	84,068	75,992	68,979
Occupancy	22,519	21,530	20,059
Marketing	7,745	7,128	6,837
Other	25,952	26,305	22,757

Total general and administrative expenses	140,284	130,955	118,632

Interest expense	33,464	23,908	19,924

Income before income taxes	45,902	40,257	38,948
Income taxes	10,557	10,294	14,917

Net income	$35,345	$29,963	$24,031

Net income per common share:
Basic	$3.03	$2.59	$2.03

Diluted	$2.93	$2.54	$1.99

Weighted-average common shares outstanding:
Basic	11,655	11,551	11,824

Diluted	12,078	11,783	12,085

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 79

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2018, 2017, and 2016

(in thousands)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2015	12,914	$1,291	$89,178	$114,758	$—	$205,227
Issuance of restricted stock awards	37	4	(4)	—	—	—
Exercise of stock options	203	20	—	—	—	20
Excess tax deficiency from stock option exercises	—	—	(35)	—	—	(35)
Repurchase of common stock	—	—	—	—	(25,046)	(25,046)
Shares withheld related to net share settlement	(158)	(15)	(493)	—	—	(508)
Share-based compensation	—	—	3,786	—	—	3,786
Net income	—	—	—	24,031	—	24,031

Balance, December 31, 2016	12,996	$1,300	$92,432	$138,789	$(25,046)	$207,475

Issuance of restricted stock awards	74	7	(7)	—	—	—
Exercise of stock options	289	29	305	—	—	334
Shares withheld related to net share settlement	(154)	(15)	(2,006)	—	—	(2,021)
Share-based compensation	—	—	3,660	—	—	3,660
Net income	—	—	—	29,963	—	29,963

Balance, December 31, 2017	13,205	$1,321	$94,384	$168,752	$(25,046)	$239,411

Issuance of restricted stock awards	101	10	(10)	—	—	—
Exercise of stock options	89	8	—	—	—	8
Shares withheld related to net share settlement	(72)	(7)	(858)	—	—	(865)
Share-based compensation	—	—	5,262	—	—	5,262
Net income	—	—	—	35,345	—	35,345

Balance, December 31, 2018	13,323	$1,332	$98,778	$204,097	$(25,046)	$279,161

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 80

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017, and 2016

(in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$35,345	$29,963	$24,031
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	87,056	77,339	63,014
Depreciation and amortization	8,803	7,357	6,444
Loss on disposal of property and equipment	24	245	3
Share-based compensation	6,911	4,346	4,158
Fair value adjustment on interest rate caps	330	64	170
Deferred income taxes, net	(4,214)	4,994	1,902
Changes in operating assets and liabilities:
(Increase) decrease in other assets	7,306	(11,294)	(1,739)
Increase in accounts payable and accrued expenses	4,724	2,419	2,255

Net cash provided by operating activities	146,285	115,433	100,238

Cash flows from investing activities:
Net originations of finance receivables	(192,446)	(169,366)	(148,548)
Purchases of intangible assets	(1,446)	(6,355)	(5,302)
Purchases of property and equipment	(5,352)	(4,765)	(6,433)
Proceeds from disposal of property and equipment	—	558	721

Net cash used in investing activities	(199,244)	(179,928)	(159,562)

Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	(123,977)	(799)	114,567
Net proceeds from (payments on) amortizing loan	(31,738)	14,551	(34,067)
Net advances (payments) on revolving warehouse credit facility	(35,940)	66,066	—
Net advances on securitizations	280,665	—	—
Payments for debt issuance costs	(7,235)	(4,547)	(1,060)
Taxes paid related to net share settlement of equity awards	(692)	(1,809)	(487)
Proceeds from exercise of stock options	—	307	—
Repurchases of common stock	—	—	(25,046)

Net cash provided by financing activities	81,083	73,769	53,907

Net change in cash and restricted cash	28,124	9,274	(5,417)
Cash and restricted cash at beginning of period	22,017	12,743	18,160

Cash and restricted cash at end of period	$50,141	$22,017	$12,743

Supplemental cash flow information:
Interest paid	$30,127	$20,460	$17,590

Income taxes paid	$3,600	$15,681	$12,585

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Cash	$3,657	$5,230	$4,446	$7,654
Restricted cash	46,484	16,787	8,297	10,506

Total cash and restricted cash	$50,141	$22,017	$12,743	$18,160

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 81

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile loans, but ceased such originations in November 2017. As of December 31, 2018, the Company operated branches in 359 locations in the states of Alabama (46 branches), Georgia (8 branches), Missouri (9 branches), New Mexico (17 branches), North Carolina (36 branches), Oklahoma (28 branches), South Carolina (67 branches), Tennessee (23 branches), Texas (103 branches), Virginia (18 branches), and Wisconsin (4 branches) under the name Regional Finance. The Company opened a net 17, 3, and 8 new branches during the years ended December 31, 2018, 2017, and 2016, respectively.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 82

The SPEs’ debt arrangements are structured to provide enhancements to the lenders and investors in the form of overcollateralization (the principal balance of the collateral exceeds the balance of the debt) and reserve funds (restricted cash held by the SPEs). These enhancements, along with the isolated finance receivables pools, increase the creditworthiness of the SPEs above that of the Company as a whole. This increases the marketability of the Company’s collateral for borrowing purposes, leading to more favorable borrowing terms, improved interest rate risk management, and additional flexibility to grow the business.

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

Finance receivables: The Company’s small loan portfolio is comprised of branch small loan receivables and convenience check receivables. Branch small loan receivables are direct loans to customers closed in the branch and are secured by non-essential household goods and, in some instances, an automobile. Convenience checks are direct loans originated by mailing checks to customers based on a pre-screening process that includes a review of the prospective customer’s credit profile provided by national credit reporting bureaus or data aggregators. A recipient of a convenience check is able to enter into a loan by endorsing and depositing or cashing the check. Large loan receivables are direct loans to customers, some of which are convenience check receivables and the vast majority of which are secured by automobiles, other vehicles, and/or non-essential household goods. Retail loan receivables consist principally of retail installment sales contracts collateralized by the purchased furniture, appliances, and other retail items, and are initiated by and purchased from retailers, subject to the Company’s credit approval. Automobile loan receivables consist of direct automobile purchase loans, which were originated at the dealership and closed in one of the Company’s branches, and indirect automobile purchase loans, which were originated and closed at a dealership in the Company’s network without the need for the customer to visit one of the Company’s branches. In each case, these automobile loans are collateralized primarily by the purchased automobiles and, in the case of indirect loans, were initiated by and purchased from automobile dealerships, subject to the Company’s credit approval. The Company ceased originating automobile loans in November 2017.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 83

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

The Company initiates repossession proceedings when, in the opinion of management, the customer is unlikely to make further payments. The Company sells substantially all repossessed vehicle inventory through sales conducted by independent automobile auction organizations after the required post-repossession waiting period. Losses on the sale of repossessed collateral are charged to the allowance for credit losses.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 84

amount paid by the customer. If a customer fails to comply with the terms of the bankruptcy order, the Company will petition the trustee to have the customer dismissed from bankruptcy. Upon dismissal, the Company restores the account to the original terms and pursues collection through its normal loan servicing activities.

If a customer files for bankruptcy under Chapter 7 of the bankruptcy code, the bankruptcy court has the authority to cancel the customer’s debt. If a vehicle secures a Chapter 7 bankruptcy account, the customer has the option of surrendering the vehicle, buying the vehicle at fair value, or reaffirming the loan and continuing to pay the loan.

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

Restricted cash: Restricted cash includes cash and cash equivalents for which the Company’s ability to withdraw funds is contractually limited. The Company’s restricted cash consists of cash reserves that are maintained as collateral for potential credit life insurance claims and cash restricted for debt servicing of the Company’s amortizing loan, revolving warehouse credit facility, and securitizations.

Derivative instruments: The Company holds derivative instruments in the form of interest rate caps for the purpose of hedging a portion of its exposure to interest rate risk. Derivative instruments are recorded at fair value and included in other assets, with their resulting gains or losses recognized in interest expense. Changes in fair value are reported as an adjustment to net income in computing cash flows from operating activities.

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

The Company recognizes income on credit life insurance, credit property insurance, and automobile insurance using the sum-of-the-years’ digits or straight-line methods over the terms of the policies. The Company recognizes income on credit accident and health insurance using the average of the sum-of-the-years’ digits and the straight-line methods over the terms of the policies. The Company recognizes income on credit involuntary unemployment insurance using the straight-line method over the terms of the policies. Rebates are computed using statutory methods, which in many cases match the GAAP method, and where it does not match, the difference between the GAAP method and the statutory method is recognized in income at the time of rebate. Fee income for non-file insurance is recognized using the sum-of-the-years’ digits method over the loan term.

The Company deferred fees charged to automobile dealers and recognizes income using the constant yield method for indirect loans and the straight-line method for direct loans over the lives of the respective loans.

Charges for late fees are recognized as income when collected.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 85

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the consolidated financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. As of December 31, 2018, the Company had not taken any tax position that exceeds the amount described above.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 86

update to annual and interim reporting periods beginning after December 15, 2017. The Company adopted the new standard effective in 2018. As substantially all of the Company’s revenues are generated from activities that are outside the scope of the new standard, the adoption does not have a material impact on the Company’s consolidated financial statements or disclosure requirements.

In February 2016, the FASB issued an accounting update to increase transparency and comparability of accounting for lease transactions. The update requires: (i) all leases to be recognized on the balance sheet as right-of-use assets and lease liabilities and (ii) both quantitative and qualitative disclosures regarding key information about leasing arrangements. The Company has completed the implementation of third-party software to facilitate compliance with the accounting and reporting requirements of the lease standard. All of the Company’s leases are currently classified as operating leases, with no right-of-use assets or lease liabilities recorded. The update is effective for annual and interim periods beginning after December 15, 2018, and early adoption was permitted. The Company will transition to this accounting change on a modified retrospective basis by recording the cumulative-effect of right-of-use assets and lease liabilities for active leases as of January 1, 2019. The Company will not restate comparative periods in transition and will elect to use the effective date of January 1, 2019 as the initial date of transition. The Company will also elect to utilize the package of transition practical expedients, which includes not reassessing the following: (i) whether existing contracts contain leases, (ii) the existing classification of leases as operating or financing, or (iii) the initial direct costs of leases. In addition, the Company will elect not to apply the new lease standard to leases with terms of twelve months or less.

As a result of the adoption of the new lease standard on January 1, 2019, the Company expects to record $24.4 million for both operating lease liabilities and corresponding right-of-use assets. The operating lease liabilities will be based on the present value of the remaining minimum rental payments using discount rates as of the effective date. There will be no impact to the consolidated statements of income related to the adoption of this standard. The adoption of this standard will not require the Company to alter its debt covenants.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 87

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

Note 3. Concentrations of Credit Risk

The Company’s portfolio of finance receivables is primarily with customers living in five Southeastern states (Alabama, Georgia, North Carolina, South Carolina, and Tennessee), three Southwestern states (Oklahoma, New Mexico, and Texas), one Mid-Atlantic state (Virginia), and two Midwestern states (Missouri and Wisconsin). Consequently, such customers’ ability to honor their installment contracts may be affected by economic conditions in these areas. Additionally, the Company is exposed to a concentration of credit risk inherent in providing consumer finance products to near prime and non-prime borrowers.

The Company also has a risk that its customers will seek protection from creditors by filing under the bankruptcy laws. When a customer files for bankruptcy protection, the Company must cease collection efforts and petition the bankruptcy court to obtain its collateral or work out a court-approved bankruptcy plan involving the Company and all other creditors of the customer. It is the Company’s experience that such plans can take an extended period of time to conclude and usually involve a reduction in the interest rate from the rate in the contract to a court-approved rate.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Note 4. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

	December 31,
In thousands	2018	2017
Small loans	$437,662	$375,772
Large loans	437,998	347,218
Automobile loans	26,154	61,423
Retail loans	30,429	33,050

Finance receivables	$932,243	$817,463

Regional Management Corp. | 2018 Annual Report on Form 10-K | 88

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	December 31, 2018
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$347,053	79.3%	$365,950	83.6%	$17,767	67.9%	$23,392	76.9%	$754,162	80.9%
1 to 29 days past due	49,946	11.4%	45,234	10.3%	6,304	24.1%	4,436	14.6%	105,920	11.4%

Delinquent accounts
30 to 59 days	12,168	2.8%	8,768	2.0%	751	2.9%	842	2.7%	22,529	2.3%
60 to 89 days	9,555	2.2%	6,779	1.5%	421	1.6%	627	2.1%	17,382	1.9%
90 to 119 days	7,202	1.6%	4,407	1.0%	241	0.9%	429	1.4%	12,279	1.3%
120 to 149 days	6,266	1.4%	3,823	0.9%	434	1.7%	367	1.2%	10,890	1.2%
150 to 179 days	5,472	1.3%	3,037	0.7%	236	0.9%	336	1.1%	9,081	1.0%

Total delinquency	$40,663	9.3%	$26,814	6.1%	$2,083	8.0%	$2,601	8.5%	$72,161	7.7%

Total finance receivables	$437,662	100.0%	$437,998	100.0%	$26,154	100.0%	$30,429	100.0%	$932,243	100.0%

Finance receivables in nonaccrual status	$22,549	5.2%	$14,379	3.3%	$1,359	5.2%	$1,276	4.2%	$39,563	4.2%

	December 31, 2017
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$301,114	80.1%	$299,467	86.3%	$43,140	70.2%	$25,730	77.8%	$669,451	81.9%
1 to 29 days past due	39,412	10.5%	29,211	8.4%	13,387	21.8%	4,523	13.7%	86,533	10.6%

Delinquent accounts
30 to 59 days	9,738	2.6%	5,949	1.6%	2,162	3.6%	879	2.7%	18,728	2.2%
60 to 89 days	8,755	2.3%	4,757	1.4%	1,046	1.7%	739	2.2%	15,297	1.9%
90 to 119 days	6,881	1.9%	3,286	1.0%	701	1.1%	471	1.5%	11,339	1.4%
120 to 149 days	5,284	1.4%	2,537	0.7%	636	1.0%	408	1.2%	8,865	1.1%
150 to 179 days	4,588	1.2%	2,011	0.6%	351	0.6%	300	0.9%	7,250	0.9%

Total delinquency	$35,246	9.4%	$18,540	5.3%	$4,896	8.0%	$2,797	8.5%	$61,479	7.5%

Total finance receivables	$375,772	100.0%	$347,218	100.0%	$61,423	100.0%	$33,050	100.0%	$817,463	100.0%

Finance receivables in nonaccrual status	$19,634	5.2%	$9,753	2.8%	$2,461	4.0%	$1,339	4.1%	$33,187	4.1%

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

Changes in the allowance for credit losses for the periods indicated are as follows:

	Year Ended December 31,
In thousands	2018	2017	2016
Balance at beginning of period	$48,910	$41,250	$37,452
Provision for credit losses	87,056	77,339	63,014
Credit losses	(82,341)	(75,880)	(64,064)
Recoveries	4,675	6,201	4,848

Balance at end of period	$58,300	$48,910	$41,250

Regional Management Corp. | 2018 Annual Report on Form 10-K | 89

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

Certain of the Company’s loan origination fees are non-refundable, and the unearned portion of those non-refundable fees reduces the Company’s recorded investment in the related finance receivables (non-refundable fees are included in “Unearned finance charges” on the Company’s consolidated balance sheets). When using unearned non-refundable fees to estimate an allowance for credit losses, an allowance can be established when the recorded investment in the finance receivables is accreted past the estimated incurred loss amount. Prior to September 30, 2018, the Company properly reduced estimated future net credit losses in its allowance modeling for the reversal of unearned non-refundable fees and, accordingly, did not reduce the required allowance by the remaining unearned non-refundable fees on the Company’s consolidated balance sheets. Effective September 30, 2018, the Company changed its estimated future net credit losses in its allowance modeling to exclude the reversal of unearned non-refundable fees and, accordingly, reduced the required allowance by the remaining unearned non-refundable fees on the Company’s consolidated balance sheets. This change in estimate had the impact of reducing the allowance for credit losses as of September 30, 2018 and the provision for credit losses for the three months ended September 30, 2018 by $6.6 million, which increased net income by $5.0 million, or $0.41 diluted earnings per share.

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

Apart from the various optional payment and collateral protection insurance products that the Company offers to customers on certain loans, the Company also collects a fee from customers and, in turn, purchases non-file insurance for the Company’s benefit in lieu of recording and perfecting the Company’s security interest in personal property collateral. Non-file insurance protects the Company from credit losses where, following an event of default, the Company is unable to take possession of personal property collateral because the Company’s security interest is not perfected (for example, in certain instances where a customer files for bankruptcy). In such circumstances, non-file insurance generally will pay an amount equal to the lesser of the loan balance or the collateral value. Since the non-file insurance product had been operating at a loss, the Company implemented a policy change in October 2018 that reduced the amount of claims filed, which had the impact of increasing net credit losses and, in turn, increased the required allowance for credit losses. As a result of the policy change, the Company increased the allowance for credit losses as of September 30, 2018 and the provision for credit losses for the three months ended September 30, 2018 by $4.1 million, which decreased net income by $3.1 million, or $0.25 diluted earnings per share.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 90

On an annual basis, the Company updates the estimated loss emergence period for each finance receivable type. During 2017, the loss emergence period for each finance receivable type changed as follows: small loan finance receivables increased from six to seven months; large loan finance receivables decreased from twelve to ten months; and retail loan finance receivables increased from ten to eleven months. These net changes in the loss emergence periods increased the Company’s allowance for credit losses by $0.1 million, which decreased net income for the year ended December 31, 2017 by $0.1 million, or $0.01 diluted earnings per share.

During 2018, the loss emergence period for each finance receivable type changed as follows: small loan finance receivables increased from seven to eight months; large loan finance receivables decreased from ten to eight months; automobile loan finance receivables decreased from twelve to nine months; and retail loan finance receivables decreased from eleven to eight months. These net changes in the loss emergence periods decreased the Company’s allowance for credit losses by $0.2 million, which increased net income for the year ended December 31, 2018 by $0.2 million, or $0.01 diluted earnings per share.

The Company sells previously charged-off loans for all products in the portfolio to a third-party debt buyer. The proceeds from these sales are recognized as a recovery in the allowance for credit losses. In September 2017, the Company recognized a recovery of $1.0 million from the bulk sale of previously charged-off customer accounts in bankruptcy. These accounts had been excluded from previous sales of charged-off loans.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance January 1, 2018	Provision	Credit Losses	Recoveries	Balance December 31, 2018	Finance Receivables December 31, 2018	Allowance as Percentage of Finance Receivables December 31, 2018
Small loans	$24,749	$51,859	$(48,333)	$2,484	$30,759	$437,662	7.0%
Large loans	17,548	31,103	(26,337)	1,388	23,702	437,998	5.4%
Automobile loans	4,025	1,300	(4,085)	653	1,893	26,154	7.2%
Retail loans	2,588	2,794	(3,586)	150	1,946	30,429	6.4%

Total	$48,910	$87,056	$(82,341)	$4,675	$58,300	$932,243	6.3%

In thousands	Balance January 1, 2017	Provision	Credit Losses	Recoveries	Balance December 31, 2017	Finance Receivables December 31, 2017	Allowance as Percentage of Finance Receivables December 31, 2017
Small loans	$21,770	$45,104	$(45,612)	$3,487	$24,749	$375,772	6.6%
Large loans	11,460	25,024	(20,088)	1,152	17,548	347,218	5.1%
Automobile loans	5,910	4,210	(7,424)	1,329	4,025	61,423	6.6%
Retail loans	2,110	3,001	(2,756)	233	2,588	33,050	7.8%

Total	$41,250	$77,339	$(75,880)	$6,201	$48,910	$817,463	6.0%

In thousands	Balance January 1, 2016	Provision	Credit Losses	Recoveries	Balance December 31, 2016	Finance Receivables December 31, 2016	Allowance as Percentage of Finance Receivables December 31, 2016
Small loans	$21,535	$41,119	$(43,797)	$2,913	$21,770	$358,471	6.1%
Large loans	5,593	14,261	(8,946)	552	11,460	235,349	4.9%
Automobile loans	8,828	4,785	(8,886)	1,183	5,910	90,432	6.5%
Retail loans	1,496	2,849	(2,435)	200	2,110	33,523	6.3%

Total	$37,452	$63,014	$(64,064)	$4,848	$41,250	$717,775	5.7%

Regional Management Corp. | 2018 Annual Report on Form 10-K | 91

Impaired finance receivables as a percentage of total finance receivables were 2.9% and 2.1% for the years ended December 31, 2018 and 2017, respectively. The following is a summary of finance receivables evaluated for impairment for the periods indicated:

	December 31, 2018
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$8,361	$17,196	$918	$110	$26,585
Finance receivables evaluated collectively	429,301	420,802	25,236	30,319	905,658

Finance receivables outstanding	$437,662	$437,998	$26,154	$30,429	$932,243

Impaired receivables in nonaccrual status	$1,209	$2,292	$178	$37	$3,716

Amount of the specific reserve for impaired accounts	$3,791	$6,860	$492	$61	$11,204

Amount of the general component of the allowance	$26,968	$16,842	$1,401	$1,885	$47,096

	December 31, 2017
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$5,094	$10,303	$1,724	$109	$17,230
Finance receivables evaluated collectively	370,678	336,915	59,699	32,941	800,233

Finance receivables outstanding	$375,772	$347,218	$61,423	$33,050	$817,463

Impaired receivables in nonaccrual status	$707	$931	$129	$31	$1,798

Amount of the specific reserve for impaired accounts	$1,190	$2,183	$373	$20	$3,766

Amount of the general component of the allowance	$23,559	$15,365	$3,652	$2,568	$45,144

The average recorded investment in impaired finance receivables and the amount of interest income recognized on impaired loans for the periods indicated are as follows:

	Year Ended December 31,
	2018		2017 (1)
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Small loans	$6,577	$1,066	$3,946
Large loans	13,221	1,639	8,205
Automobile loans	1,381	60	2,062
Retail loans	109	6	107

Total	$21,288	$2,771	$14,320

(1)	It was not practical to compute the amount of interest income recognized on impaired loans prior to fiscal year 2018.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 92

Note 5. Property and Equipment

For the periods indicated, property and equipment consisted of the following:

	December 31,
In thousands	2018	2017
Furniture, fixtures, and equipment	$23,131	$20,471
Leasehold improvements	10,578	8,671

Property and equipment cost	33,709	29,142
Less accumulated depreciation	19,783	16,848

Property and equipment, net of accumulated depreciation	$13,926	$12,294

Depreciation expense for the years ended December 31, 2018, 2017, and 2016 totaled $3.7 million, $3.4 million, and $3.1 million, respectively.

Note 6. Leases

The Company maintains lease agreements related to its branch network and for its corporate headquarters. The branch agreements range from five to seven years and generally contain options to extend from three to five years. The branch and the headquarters lease agreements are considered operating leases.

Future minimum rent commitments under non-cancellable operating leases in effect as of December 31, 2018 are as follows:

In thousands	Amount
2019	$6,814
2020	6,074
2021	4,788
2022	3,617
2023	3,084
Thereafter	5,322

Total	$29,699

Leases generally contain options to extend for periods from three to five years, and the cost of such extensions is not included above. Rent expense for the years ended December 31, 2018, 2017, and 2016 equaled $8.1 million, $7.7 million, and $7.0 million, respectively. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance on properties that it leases.

In January 2019, the Company adopted a new lease accounting standard. See Note 2, “Significant Accounting Policies,” for an overview of the impact this standard is expected to have in 2019.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 93

Note 7. Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets:

	December 31, 2018			December 31, 2017
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software	$13,811	$(4,517)	$9,294	$13,396	$(3,550)	$9,846
Customer list	2,485	(2,485)	—	2,485	(2,440)	45
Goodwill	950	(234)	716	950	(234)	716

Total intangible assets	$17,246	$(7,236)	$10,010	$16,831	$(6,224)	$10,607

Intangible amortization expense for the years ended December 31, 2018, 2017, and 2016 totaled $2.0 million, $2.2 million, and $1.9 million, respectively. The following table sets forth the future amortization of intangible assets:

In thousands	Amount
2019	$1,976
2020	1,776
2021	1,638
2022	1,621
2023	1,403
Thereafter	880

Total	$9,294

The Company performs an annual impairment test on goodwill during the fourth quarter of each fiscal year. There were no goodwill additions or impairment losses for the years ended December 31, 2018 and 2017, respectively.

Note 8. Other Assets

Other assets include the following as of the periods indicated:

	December 31,
In thousands	2018	2017
Prepaid expenses	$4,167	$2,806
Card payments receivable	2,292	2,005
Credit insurance receivable	1,027	1,024
Repossessed assets	124	431
Income tax receivable	—	9,474
Other	765	272

Total	$8,375	$16,012

The income tax receivable primarily resulted from a December 2017 change in tax method from the accrual method to a more commonly used specific identification method for the allowance for credit losses.

Note 9. Interest Rate Caps

The Company has interest rate cap contracts with an aggregate notional principal amount of $400.0 million. Each contract contains a strike rate against the one-month LIBOR (2.50% and 1.56% as of December 31, 2018 and

Regional Management Corp. | 2018 Annual Report on Form 10-K | 94

2017, respectively). The interest rate caps have maturities of March 2019 ($50.0 million with 2.50% strike rate), April 2020 ($100.0 million with 3.25% strike rate), June 2020 ($50.0 million with 2.50% strike rate), and April 2021 ($200.0 million with 3.50% strike rate). When the one-month LIBOR exceeds the strike rate, the counterparty reimburses the Company for the excess over the strike rate. No payment is required by the Company or the counterparty when the one-month LIBOR is below the strike rate. The following is a summary of changes in the rate caps:

	December 31,
In thousands	2018	2017	2016
Balance at beginning of period	$98	$62	$120
Purchases	481	100	112
Fair value adjustment included as an increase in interest expense	(330)	(64)	(170)

Balance at end of period, included in other assets	$249	$98	$62

Note 10. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	December 31, 2018			December 31, 2017
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$328,074	$(1,604)	$326,470	$452,050	$(2,162)	$449,888
Amortizing loan	21,642	(201)	21,441	53,380	(547)	52,833
Revolving warehouse credit facility	30,126	(1,899)	28,227	66,066	(2,241)	63,825
RMIT 2018-1 securitization	150,246	(2,849)	147,397	—	—	—
RMIT 2018-2 securitization	130,419	(2,605)	127,814	—	—	—

Total	$660,507	$(9,158)	$651,349	$571,496	$(4,950)	$566,546

Unused amount of revolving credit facilities (subject to borrowing base)	$406,600			$244,884

Senior Revolving Credit Facility: In June 2017, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $585 million to $638 million and extend the maturity of the facility from August 2019 to June 2020. The facility has an accordion provision that allows for the expansion of the facility to $700 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, plus 70% of eligible unsecured finance receivables. These advance rates are subject to adjustment at certain credit quality levels (81% of eligible secured finance receivables and 66% of eligible unsecured finance receivables as of December 31, 2018). As of December 31, 2018, the Company had $68.6 million of eligible borrowing capacity under the facility. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one and six months, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 2.50% and 1.56% at December 31, 2018 and 2017, respectively. Alternatively, the Company may pay interest at the prime rate, plus a 2.00% margin, increasing to 2.25% when the availability percentage is below 10%. The prime rate was 5.50% and 4.50% at December 31, 2018 and 2017, respectively. The Company pays an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $413.0 million.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 95

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

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $33.5 million and $8.6 million as of December 31, 2018 and 2017, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

Amortizing Loan: In November 2017, the Company and its wholly-owned SPE, Regional Management Receivables, LLC (“RMR I”), amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan. The amended and restated credit agreement provided for an additional advance in the amount of $37.8 million and extended the maturity date to December 2024. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR I. Advances on the loan were capped at 88% of eligible finance receivables. RMR I held $1.3 million in restricted cash reserves as of December 31, 2018 to satisfy provisions of the credit agreement. Borrowings previously bore interest, payable monthly, at a rate of 3.00%. In February 2018, the advance rate lowered to 85% and the interest rate increased to 3.25%. The credit agreement allows the Company to prepay the loan when the outstanding balance falls below 20% of the original loan amount.

Revolving Warehouse Credit Facility: In August 2018, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended the June 2017 credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to February 2020 and February 2021, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The Company elected to expand the facility to $150 million from May 2018 to August 2018. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. RMR II held $1.6 million in restricted cash reserves as of December 31, 2018 to satisfy provisions of the credit agreement. Borrowings under the facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. In October 2017 and February 2018, the margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with the Company’s conversion to a new loan origination and servicing system. The August 2018 amendment to the credit agreement decreased the margin to 2.20%. The three-month LIBOR was 2.81% and 1.69% at December 31, 2018 and 2017, respectively. RMR II pays an unused commitment fee of between 0.35% and 0.85% based upon the average daily utilization of the facility.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 96

RMIT 2018-1 Securitization: In June 2018, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and its indirect wholly-owned SPE, Regional Management Issuance Trust 2018-1 (“RMIT 2018-1”), completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2018-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-1. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. RMIT 2018-1 held $1.7 million in restricted cash reserves as of December 31, 2018 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.93%. Prior to maturity in July 2027, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period.

RMIT 2018-2 Securitization: In December 2018, the Company, its wholly-owned SPE, RMR III, and its indirect wholly-owned SPE, Regional Management Issuance Trust 2018-2 (“RMIT 2018-2”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. RMIT 2018-2 held $1.4 million in restricted cash reserves as of December 31, 2018 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period.

The carrying amounts of consolidated VIE assets and liabilities are as follows:

	December 31,
In thousands	2018	2017
Assets
Cash	$168	$70
Finance receivables	342,481	137,239
Allowance for credit losses	(18,378)	(7,129)
Restricted cash	39,361	10,734
Other assets	75	119

Total assets	$363,707	$141,033

Liabilities
Net long-term debt	$324,879	$116,658
Accounts payable and accrued expenses	25	53

Total liabilities	$324,904	$116,711

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At December 31, 2018, the Company was in compliance with all debt covenants.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 97

The following is a summary of estimated principal payments required on outstanding debt during each of the next five years:

In thousands	Amount
2019	$13,954
2020	423,648
2021	155,138
2022	58,796
2023	8,971

Total	$660,507

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	December 31, 2018		December 31, 2017
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$3,657	$3,657	$5,230	$5,230
Restricted cash	46,484	46,484	16,787	16,787
Level 2 inputs
Interest rate caps	249	249	98	98
Level 3 inputs
Net finance receivables	873,943	873,943	768,553	768,553
Repossessed assets	124	124	431	431
Liabilities
Level 3 inputs
Long-term debt	660,507	660,507	571,496	571,496

Regional Management Corp. | 2018 Annual Report on Form 10-K | 98

Certain of the Company’s assets carried at fair value are classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are carried at fair value. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2018 and 2017:

	Interest Rate Caps
In thousands	Total	Level 1	Level 2	Level 3
2018	$249	$—	$249	$—
2017	$98	$—	$98	$—

Certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the balance sheet by level within the hierarchy as of December 31, 2018 and 2017 for which a non-recurring change in fair value has been recorded during the years ended December 31, 2018 and 2017:

	Repossessed Assets
In thousands	Total	Level 1	Level 2	Level 3	Total Losses
2018	$124	$—	$—	$124	$142
2017	$431	$—	$—	$431	$437

Note 12. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as required by individual states in which it operates. The Company is generally no longer subject to federal, state, or local income tax examinations by taxing authorities before 2015, though the Company remains subject to examination for the Texas tax return for the 2014 tax year.

Income tax expense differed from the amount computed by applying the federal income tax rate to total income before income taxes as a result of the following:

	Year Ended December 31,
	2018		2017		2016
In thousands	$	%	$	%	$	%
Federal tax expense at statutory rate	$9,639	21.0%	$14,090	35.0%	$13,632	35.0%
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	1,521	3.3%	1,253	3.1%	1,275	3.3%
Excess tax benefits from share-based awards	(370)	(0.8)%	(1,603)	(4.0)%	—	0.0%
Research and development tax credits	(114)	(0.2)%	(400)	(1.0)%	—	0.0%
Tax Cuts and Jobs Act	—	0.0%	(3,122)	(7.8)%	—	0.0%
Other	(119)	(0.3)%	76	0.3%	10	0.0%

	$10,557	23.0%	$10,294	25.6%	$14,917	38.3%

Regional Management Corp. | 2018 Annual Report on Form 10-K | 99

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act made changes to U.S. tax law, including a reduction in the federal corporate tax rate from 35.0% to 21.0%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. The revaluation resulted in a $3.1 million income tax benefit and a corresponding reduction in the Company’s net deferred tax liability. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects of the Tax Act and recorded provisional amounts in its consolidated financial statements as of December 31, 2017. The accounting for the tax effects of the Tax Act was completed in December 2018.

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

Income tax expense attributable to total income before income taxes consists of the following for the periods indicated:

	Year Ended December 31,
In thousands	2018	2017	2016
Current:
Federal	$12,442	$4,479	$11,431
State and local	2,329	821	1,584

	14,771	5,300	13,015

Deferred:
Federal	(3,705)	4,464	1,694
State and local	(509)	530	208

	(4,214)	4,994	1,902

Total	$10,557	$10,294	$14,917

Regional Management Corp. | 2018 Annual Report on Form 10-K | 100

Net deferred tax assets and liabilities consist of the following as of the periods indicated:

	December 31,
In thousands	2018	2017
Deferred tax assets:
Allowance for credit losses	$10,315	$6,491
Share-based compensation	3,406	2,314
Unearned insurance premiums	3,393	2,971
Accrued expenses	1,132	391
Amortization of intangible assets	376	424
State net operating loss carryforward	274	300
Deferred contract incentive	86	163
Other	86	206

Gross deferred tax assets	19,068	13,260

Deferred tax liabilities:
Fair market value adjustment of finance receivables	13,378	12,410
Tax over book depreciation	4,058	3,463
Deferred loan costs	1,814	1,633
Prepaid expenses	372	395
Other	193	320

Gross deferred tax liabilities	19,815	18,221

Net deferred tax liability	$(747)	$(4,961)

The Company had state net operating loss carryforwards of approximately $8.2 million and $9.7 million as of December 31, 2018 and 2017, respectively, and related deferred tax assets of $0.3 million for both periods. These carryforwards are available to offset future taxable income. If not used, the current carryforwards will expire beginning in 2020.

Income tax expense was $10.6 million, $10.3 million, and $14.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. Included in these amounts are tax benefits from share-based awards of $0.4 million, $1.6 million, and $0 for the years ended December 31, 2018, 2017, and 2016, respectively.

At December 31, 2018, the Company did not have any material uncertain tax positions.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 101

Note 13. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
In thousands, except per share amounts	2018	2017	2016
Numerator:
Net income	$35,345	$29,963	$24,031

Denominator:
Weighted-average shares outstanding for basic earnings per share	11,655	11,551	11,824
Effect of dilutive securities	423	232	261

Weighted-average shares adjusted for dilutive securities	12,078	11,783	12,085

Earnings per share:
Basic	$3.03	$2.59	$2.03

Diluted	$2.93	$2.54	$1.99

Options to purchase 148 thousand, 126 thousand, and 140 thousand shares of common stock were outstanding during the years ended December 31, 2018, 2017, and 2016, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 14. Employee Benefit Plans

Retirement savings plan: The Company has a defined contribution employee benefit plan (401(k) plan) covering full-time employees who have at least six months of service. The Company made a matching contribution equal to 100 percent of the first three percent of an employee’s gross income and 50 percent of the next two percent of gross income in 2018, 2017, and 2016. For the years ended December 31, 2018, 2017, and 2016, the Company recorded expense for the Company’s match of $0.9 million, $0.8 million, and $0.8 million, respectively.

Note 15. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of December 31, 2018, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.55 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of December 31, 2018, there were 1.1 million shares available for grant under the 2015 Plan.

For the years ended December 31, 2018, 2017, and 2016, the Company recorded share-based compensation expense of $6.9 million, $4.3 million, and $4.2 million, respectively. As of December 31, 2018, unrecognized

Regional Management Corp. | 2018 Annual Report on Form 10-K | 102

share-based compensation expense to be recognized over future periods approximated $6.6 million. This amount will be recognized as expense over a weighted-average period of 1.7 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards except for cash-settled performance units, which are classified as liabilities.

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

Long-term incentive program: The Company issues non-qualified stock options, performance-contingent restricted stock units (“RSUs”), and cash-settled performance units (“CSPUs”) to certain members of senior management under a long-term incentive program. Recurring annual grants are made at the discretion of the Company’s Board of Directors (the “Board”). The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSUs and CSPUs that may be earned can range from 0% to 150% of target based on the percentile ranking of the Company’s compound annual growth rate of net income and net income per share compared to a public company peer group over a three-year performance period.

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

Inducement and retention program: From time to time, the Company issues stock awards and other long-term incentive awards in conjunction with employment offers to select new employees and retention grants to select existing employees. The Company issues these awards to attract and retain talent and to provide market competitive compensation. The grants have various vesting terms, including fully-vested awards at the grant date, cliff-vesting, and graded-vesting over periods of up to five years (subject to continued employment or as otherwise provided in the underlying award agreements).

Non-employee director compensation program: In 2016, the Company awarded its non-employee directors a cash retainer, committee meeting fees, shares of restricted common stock, and non-qualified stock options. The Board revised the compensation program in April 2017 to provide that the value of each director’s equity-based award be allocated solely to restricted stock, rather than split evenly between restricted stock and non-qualified stock options. The restricted stock awards are granted on the fifth business day following the Company’s annual meeting of stockholders and fully vest upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company. In 2016, the non-qualified stock option awards were granted on the fifth business day following the Company’s annual meeting of stockholders and were immediately vested on the grant date. The Board further revised the compensation program in April 2018 to modify the amount of the annual cash retainers for Board and committee members, eliminate committee meeting fees, and modify the value of the restricted stock award for Board committee members.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 103

The following are the terms and amounts of the awards issued under the Company’s share-based incentive programs:

Non-qualified stock options: The exercise price of all stock options is equal to the Company’s closing stock price on the date of grant. Stock options are subject to various vesting terms, including graded- and cliff-vesting over periods of up to five years. In addition, stock options vest and become exercisable in full or in part under certain circumstances, including following the occurrence of a change of control (as defined in the option award agreements). Participants who are awarded options must exercise their options within a maximum of ten years of the grant date.

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	41.63%	43.95%	46.04%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	5.99	5.96	5.80
Risk-free rate	2.66%	2.09%	1.32%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the year ended December 31, 2018:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	958	$17.39
Granted	112	28.25
Exercised	(89)	16.62
Forfeited	—	—
Expired	—	—

Options outstanding at December 31, 2018	981	$18.69	6.6	$5,982

Options exercisable at December 31, 2018	871	$17.83	6.3	$5,842

The following table provides additional stock option information for the periods indicated:

	Year Ended December 31,
In thousands, except per share amounts	2018	2017	2016
Weighted-average grant date fair value per share	$12.39	$8.90	$7.74
Intrinsic value of options exercised	$1,604	$4,981	$1,397
Fair value of stock options that vested	$1,809	$3,004	$2,131

Regional Management Corp. | 2018 Annual Report on Form 10-K | 104

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the year ended December 31, 2018:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2018	201	$17.33
Granted	59	28.25
Vested	—	—
Forfeited	(78)	14.92

Non-vested units at December 31, 2018	182	$21.89

The following table provides additional RSU information for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Weighted-average grant date fair value per unit	$28.25	$19.99	$17.02

Cash-settled performance units: CSPUs will be settled in cash at the end of the performance measurement period and are classified as a liability. The value of CSPUs bears no relationship to the value of the Company’s common stock. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes CSPU activity during the year ended December 31, 2018:

In thousands, except per unit amounts	Units	Weighted -Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2018	3,484	$1.00
Granted	1,660	1.00
Vested	—	—
Forfeited	(1,162)	1.00

Non-vested units at December 31, 2018	3,982	$1.00

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the year ended December 31, 2018:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2018	53	$19.36
Granted	101	24.98
Vested	(83)	19.64
Forfeited	—	—

Non-vested shares at December 31, 2018	71	$26.95

Regional Management Corp. | 2018 Annual Report on Form 10-K | 105

The following table provides additional restricted stock information:

	Year Ended December 31,
In thousands, except per share amounts	2018	2017	2016
Weighted-average grant date fair value per share	$24.98	$18.38	$16.37
Fair value of restricted stock awards that vested	$1,609	$983	$347

Note 16. Commitments and Contingencies

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

The Company maintains a cash reserve for life insurance claims in an amount determined by the ceding company. As of December 31, 2018 and 2017, the cash reserves were $7.1 million and $6.1 million, respectively. The Company also purchased a cash collateralized letter of credit in favor of the ceding company. The letter of credit was $0.1 million and $0.5 million as of December 31, 2018 and 2017, respectively.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 106

Insurance income, net consists primarily of earned premiums, net of certain direct costs, from the sale of various optional payment and collateral protection insurance products offered to customers who obtain loans directly from the Company. Earned premiums are accounted for over the period of the underlying reinsured policies using assumptions consistent with the policy terms. Direct costs included in insurance income, net are claims paid, claims reserves, ceding fees, and premium taxes paid. The Company does not allocate to insurance income, net, any other home office or branch administrative costs associated with managing its insurance operations, managing its captive insurance company, marketing and selling insurance products, legal and compliance review, or internal audits.

The following table summarizes the components of insurance income, net during the years ended December 31, 2018, 2017, and 2016:

	Insurance Premiums and Direct Expenses
In thousands	2018	2017	2016
Earned premiums	$31,095	$25,860	$23,191
Claims, reserves, and certain direct expenses	(16,302)	(12,799)	(13,735)

Insurance income, net	$14,793	$13,061	$9,456

Prior to May 2016, the Company had a collateral protection insurance (“CPI”) program. CPI was added to a loan when a customer failed to provide the Company with proof of collision insurance on an automobile securing a loan. The CPI program was administered by an independent third party, which tracked insurance lapses and cancellations and issued a policy when the customer did not provide proof of insurance. The insurance was added to the loan, which increased the customer’s monthly loan payment. The third party and its insurance partner retained a percentage of the premium and paid all claims. For automobile purchase loans originated beginning in May 2016, the Company was covered under a blanket vendor single interest insurance policy. The policy protected the Company’s interest when the customer failed to maintain the required insurance coverage on an automobile securing an automobile purchase loan. The customer’s loan and monthly payment were not impacted by this insurance policy. This blanket vendor single interest insurance policy was cancelled in March 2018.

The Company offered a self-insured Guaranteed Asset Protection (“GAP”) coverage to customers in North Carolina and Alabama. A GAP program is a contractual arrangement whereby the Company forgives the remaining balance of the insured customer’s automobile purchase loan if the automobile is determined to be a total loss by the primary insurance carrier and insurance proceeds are not sufficient to pay off the customer’s loan. The GAP program revenue is recognized over the life of the loan. Losses are recognized in the period in which they occur. The Company ceased offering the GAP product when it ceased its automobile loan originations in November 2017.

Apart from the various optional payment and collateral protection insurance products that the Company offers to customers, on certain loans, the Company also collects a fee from customers and, in turn, purchases non-file insurance from an unaffiliated insurance company for its benefit in lieu of recording and perfecting its security interest in personal property collateral. Non-file insurance protects the Company from credit losses where, following an event of default, it is unable to take possession of personal property collateral because its security interest is not perfected (for example, in certain instances where a customer files for bankruptcy). In such circumstances, non-file insurance generally will pay to the Company an amount equal to the lesser of the loan balance or the collateral value. In recent years, as large loans have become a larger percentage of the Company’s loan portfolio, the severity of non-file insurance claims has increased and non-file insurance claims expenses have exceeded non-file insurance fees. The resulting net loss from the non-file insurance product has been reflected in the Company’s insurance income, net. The Company has evaluated various ways to lower its non-file insurance claims, and determined to reduce its utilization of non-file insurance in the future, beginning in the fourth quarter of 2018. This policy change will continue to cause substantially offsetting increases to insurance income, net and net credit losses in future periods.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 107

As a result of the Company’s 2016 insurance administration transition to a new unaffiliated third-party provider, certain of the Company’s non-file insurance claims expenses were temporarily shifted into provision for credit losses during 2017 and 2018, impacting net credit losses instead of insurance income, net. Net income was not impacted as a result of this transition.

Note 18. Quarterly Information (unaudited)

The following tables summarize the Company’s quarterly financial information for each of the four quarters of 2018 and 2017:

	2018
In thousands, except per share amounts	First	Second	Third	Fourth
Total revenue	$72,625	$72,416	$77,916	$83,749
Provision for credit losses(1)	19,515	20,203	23,640	23,698
General and administrative expenses	34,592	33,215	35,861	36,616
Interest expense	7,177	7,915	8,729	9,643
Income tax	2,697	2,601	2,237	3,022
Net income	$8,644	$8,482	$7,449	$10,770
Net income per common share:
Basic	$0.74	$0.73	$0.64	$0.92
Diluted	$0.72	$0.70	$0.61	$0.90

(1)	Third quarter 2018 includes a $3.9 million incremental hurricane allowance for credit losses.

	2017
In thousands, except per share amounts	First	Second	Third	Fourth
Total revenue	$65,820	$65,338	$69,194	$72,107
Provision for credit losses(2)(3)	19,134	18,589	20,152	19,464
General and administrative expenses	31,454	31,642	33,840	34,019
Interest expense	5,213	5,221	6,658	6,816
Income tax(1)(4)	2,385	3,751	3,235	923
Net income	$7,634	$6,135	$5,309	$10,885
Net income per common share:
Basic	$0.66	$0.53	$0.46	$0.94
Diluted	$0.65	$0.52	$0.45	$0.92

(1)	First quarter 2017 includes a $1.5 million tax benefit related to the exercise of stock options.
(2)	Third quarter 2017 includes a $3.0 million incremental hurricane allowance for credit losses.
(3)	Third quarter 2017 includes a $1.0 million recovery from the bulk sale of previously charged-off customer accounts in bankruptcy.
(4)	Fourth quarter 2017 includes a $3.1 million tax benefit related to implementation of the Tax Act.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 108

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for the preparation, integrity, accuracy, and fair presentation of the consolidated financial statements appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The financial statements were prepared in conformity with GAAP and include amounts based on judgments and estimates by management.

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

Management assessed the effectiveness of our internal control over financial reporting, with the participation of our chief executive officer and chief financial officer, as of December 31, 2018. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31,

Regional Management Corp. | 2018 Annual Report on Form 10-K | 109

2018. Our independent registered public accounting firm, RSM US LLP, has issued a report on our internal control over financial reporting, which appears in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | 110

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters,” “Executive Officers,” “Compensation Discussion and Analysis,” “Proposal No. 1: Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2018.

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

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters,” “Executive Officers,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Summary of Employment Arrangements with Executive Officers,” and “Summary of Company Incentive Plans” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to the information presented under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Certain Relationships and Related Person Transactions” and “Board of Directors and Corporate Governance Matters” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the information presented under the heading “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2018.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 111

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2018 and December 31, 2017

(iii)	Consolidated Statements of Income for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016

(iv)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016

(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016

(vi)	Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules: None. Financial statement schedules have been omitted because the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits: The exhibits listed in the following index are filed as a part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Regional Management Corp.		8-K	001-35477	3.1	4/2/2012

3.2	Amended and Restated Bylaws of Regional Management Corp.		8-K	001-35477	3.2	4/2/2012

4.1	Indenture, dated June 28, 2018, by and among Regional Management Issuance Trust 2018-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	06/29/2018

4.2	Indenture, dated December 13, 2018, by and among Regional Management Issuance Trust 2018-2, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	12/13/2018

10.1	Cooperation Agreement, dated as of January 26, 2018, by and between Basswood Capital Management, L.L.C. and the Company		8-K	001-35477	10.1	01/29/2018

Regional Management Corp. | 2018 Annual Report on Form 10-K | 112

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.2.1	Sixth Amended and Restated Loan and Security Agreement, dated as of June 20, 2017, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Bank of America, N.A., as agent		8-K	001-35477	10.2	6/20/2017

10.2.2	First Amendment to Sixth Amended and Restated Loan and Security Agreement, dated as of November 21, 2017, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Bank of America, N.A., as agent		8-K	001-35477	10.2	11/28/2017

10.2.3	Second Amendment to Sixth Amended and Restated Loan and Security Agreement, dated as of February 20, 2018, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Bank of America, N.A., as agent		10-Q	001-35477	10.2	05/01/2018

10.3.1	Amended and Restated Credit Agreement, dated as of November 21, 2017, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, Wells Fargo Bank, National Association, as lender, the other lenders from time to time parties thereto, Wells Fargo Bank, National Association, as account bank, collateral custodian, and backup servicer, and Wells Fargo Securities, LLC, as administrative agent for the lender and other lenders from time to time parties thereto		8-K	001-35477	10.1	11/28/2017

10.3.2	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 20, 2018, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, Wells Fargo Bank, National Association, as lender, and Wells Fargo Securities, LLC, as administrative agent		10-Q	001-35477	10.3	05/01/2018

Regional Management Corp. | 2018 Annual Report on Form 10-K | 113

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.3.3	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 30, 2018, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, Wells Fargo Bank, National Association, as lender, and Wells Fargo Securities, LLC, as administrative agent		8-K	001-35477	10.1	11/02/2018

10.4.1	Credit Agreement, dated as of June 20, 2017, by and among Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, as account bank, image file custodian, and backup servicer, Wells Fargo Bank, National Association, as administrative agent, and Credit Suisse AG, New York Branch, as structuring and syndication agent		8-K	001-35477	10.1	6/20/2017

10.4.2	Amended and Restated Schedule A-1, effective May 23, 2018, to the Credit Agreement, dated June 20, 2017, by and among Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, as account bank, image file custodian, and backup servicer, Wells Fargo Bank, National Association, as administrative agent, and Credit Suisse AG, New York Branch, as structuring and syndication agent		8-K	001-35477	10.1	05/24/2018

Regional Management Corp. | 2018 Annual Report on Form 10-K | 114

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.4.3	Omnibus Amendment, dated as of June 28, 2018, by and among Regional Management Receivables II, LLC, Regional Management Corp., Regional Finance Corporation of Alabama, Regional Finance Company of Georgia, LLC, Regional Finance Company of New Mexico, LLC, Regional Finance Corporation of North Carolina, Regional Finance Company of Oklahoma, LLC, Regional Finance Corporation of South Carolina, Regional Finance Corporation of Tennessee, Regional Finance Corporation of Texas, Regional Finance Company of Virginia, LLC, Regional Management North Carolina Receivables Trust, and Wells Fargo Bank, National Association, as administrative agent, as acknowledged and agreed to by Wells Fargo Bank, National Association, as Class A committed lender, Class B committed lender, Class A lender agent, and Class B lender agent, Credit Suisse AG, Cayman Islands Branch, as Class A committed lender and Class B committed lender, GIFS Capital Company, LLC, as Class A conduit lender and Class B conduit lender, Credit Suisse AG, New York Branch, as Class A lender agent and Class B lender agent, and Wells Fargo Bank, National Association, not in its individual capacity, but solely as account bank, image file custodian, and backup servicer		8-K	001-35477	10.2	06/29/2018

10.4.4	Amendment No. 2 to Credit Agreement, dated August 30, 2018, by and among Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, the agents from time to time parties thereto, Wells Fargo Bank, National Association, as administrative agent, Credit Suisse AG, New York Branch, as structuring and syndication agent, and Wells Fargo Bank, National Association, as account bank, image file custodian, and backup servicer		8-K	001-35477	10.1	09/06/2018

Regional Management Corp. | 2018 Annual Report on Form 10-K | 115

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.5	Sale and Servicing Agreement, dated as of June 28, 2018, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2018-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2018-1A SUBI		8-K	001-35477	10.1	06/29/2018

10.6	Sale and Servicing Agreement, dated as of December 13, 2018, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2018-2, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2018-2A SUBI		8-K	001-35477	10.1	12/13/2018

10.7†	Regional Management Corp. 2007 Management Incentive Plan		S-1/A	333-174245	10.4	6/23/2011

10.8.1†	Regional Management Corp. 2011 Stock Incentive Plan and Forms of Nonqualified Stock Option Agreement (forms for grants prior to October 1, 2014)		S-1/A	333-174245	10.5	8/4/2011

10.8.2†	Form of Stock Award Agreement under the 2011 Stock Incentive Plan		10-K	001-35477	10.4.2	3/17/2014

10.8.3†	Form of Restricted Stock Award Agreement under the 2011 Stock Incentive Plan (form for director grants)		10-K	001-35477	10.4.3	3/17/2014

10.8.4†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan (form for grants on or after October 1, 2014)		8-K	001-35477	10.1	10/7/2014

10.8.5†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2011 Stock Incentive Plan		8-K	001-35477	10.2	10/7/2014

10.8.6†	Form of Cash-Settled Performance Share Award Agreement under the 2011 Stock Incentive Plan		8-K	001-35477	10.3	10/7/2014

10.8.7†	Form of Restricted Stock Award Agreement under the 2011 Stock Incentive Plan (form for employee grants)		8-K	001-35477	10.4	10/7/2014

10.9.1†	Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective April 27, 2017)		8-K	001-35477	10.1	5/2/2017

Regional Management Corp. | 2018 Annual Report on Form 10-K | 116

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.9.2†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.3	4/28/2015

10.9.3†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to March 29, 2016)		8-K	001-35477	10.4	4/28/2015

10.9.4†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to March 29, 2016)		8-K	001-35477	10.5	4/28/2015

10.9.5†	Form of Restricted Stock Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.6	4/28/2015

10.9.6†	Form of Stock Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.7	4/28/2015

10.9.7†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after March 29, 2016 through April 26, 2017)		8-K	001-35477	10.1	4/1/2016

10.9.8†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after March 29, 2016 through April 26, 2017)		8-K	001-35477	10.2	4/1/2016

10.9.9†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.2	5/2/2017

10.9.10†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.3	5/2/2017

10.9.11†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.4	5/2/2017

10.9.12†	Form of Restricted Stock Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.5	5/2/2017

10.9.13†	Form of Stock Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.6	5/2/2017

Regional Management Corp. | 2018 Annual Report on Form 10-K | 117

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.10†	Regional Management Corp. Annual Incentive Plan (as amended and restated effective March 23, 2015)		8-K	001-35477	10.2	4/28/2015

10.11.1†	Description of Non-Employee Director Compensation Program (effective from April 27, 2017 through April 25, 2018)		10-K	001-35477	10.9	02/23/2018

10.11.2†	Description of Non-Employee Director Compensation Program (effective beginning April 25, 2018)		10-Q	001-35477	10.4	08/06/2018

10.12.1†	Employment Agreement, dated as of June 14, 2016, by and between Peter R. Knitzer and Regional Management Corp.		8-K	001-35477	10.1	6/14/2016

10.12.2†	First Amendment to Employment Agreement, dated as of August 30, 2017, by and between Peter R. Knitzer and Regional Management Corp.		8-K	001-35477	10.1	9/1/2017

10.13.1†	Employment Agreement, dated as of May 15, 2017, by and between John D. Schachtel and Regional Management Corp.		8-K	001-35477	10.1	5/15/2017

10.13.2†	First Amendment to Employment Agreement, dated as of August 30, 2017, by and between John D. Schachtel and Regional Management Corp.		8-K	001-35477	10.2	9/1/2017

10.14†	Employment Agreement, dated as of August 30, 2017, by and between Donald E. Thomas and Regional Management Corp.		8-K	001-35477	10.3	9/1/2017

10.15†	Employment Agreement, dated as of August 30, 2017, by and between Daniel J. Taggart and Regional Management Corp.		8-K	001-35477	10.4	9/1/2017

10.16†	Employment Agreement, dated as of August 30, 2017, by and between Brian J. Fisher and Regional Management Corp.		8-K	001-35477	10.5	9/1/2017

10.17†	Form of Retention Award Agreement		8-K	001-35477	10.1	3/13/2015

21.1	Subsidiaries of Regional Management Corp.	X

23.1	Consent of RSM US LLP	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

Regional Management Corp. | 2018 Annual Report on Form 10-K | 118

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text	X

†	Indicates a management contract or a compensatory plan, contract, or arrangement.

ITEM 16.	FORM 10-K SUMMARY.

None.

Regional Management Corp. | 2018 Annual Report on Form 10-K | 119

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Management Corp.

Date: March 8, 2019	/s/ Peter R. Knitzer
Peter R. Knitzer
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter R. Knitzer and Donald E. Thomas, and each of them, jointly and severally, as true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution for him/her and in his/her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2019.

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

Regional Management Corp. | 2018 Annual Report on Form 10-K | Signature Page

/s/ Michael R. Dunn	Name: Title:	Michael R. Dunn Director

/s/ Steven J. Freiberg	Name: Title:	Steven J. Freiberg Director

/s/ Carlos Palomares	Name: Title:	Carlos Palomares Director

Regional Management Corp. | 2018 Annual Report on Form 10-K | Signature Page