Form 10-Q
period 2019-03-31
Regional Management Corp.
filed 2019-05-08
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	RM	New York Stock Exchange

As of May 7, 2019, the registrant had outstanding 11,948,428 shares of Common Stock, $0.10 par value.

ITEM 1.	FINANCIAL STATEMENTS

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Cash	$2,331	$3,657
Gross finance receivables	1,204,495	1,237,526
Unearned finance charges and insurance premiums	(292,245)	(305,283)

Finance receivables	912,250	932,243
Allowance for credit losses	(56,400)	(58,300)

Net finance receivables	855,850	873,943
Restricted cash	38,917	46,484
Lease assets	24,831	—
Property and equipment	14,181	13,926
Intangible assets	9,722	10,010
Other assets	7,635	8,375

Total assets	$953,467	$956,395

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$628,786	$660,507
Unamortized debt issuance costs	(8,338)	(9,158)

Net long-term debt	620,448	651,349
Lease liabilities	26,474	—
Accounts payable and accrued expenses	17,470	25,138
Deferred tax liability	1,259	747

Total liabilities	665,651	677,234
Commitments and contingencies (Notes 4 and 10)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 13,465 shares issued and 11,919 shares outstanding at March 31, 2019 and 13,323 shares issued and 11,777 shares outstanding at December 31, 2018)	1,347	1,332
Additional paid-in-capital	99,310	98,778
Retained earnings	212,205	204,097
Treasury stock (1,546 shares at March 31, 2019 and December 31, 2018)	(25,046)	(25,046)

Total stockholders’ equity	287,816	279,161

Total liabilities and stockholders’ equity	$953,467	$956,395

The following table presents the assets and liabilities of our consolidated variable interest entities:
Assets
Cash	$168	$168
Finance receivables	340,396	342,481
Allowance for credit losses	(17,875)	(18,378)
Restricted cash	31,547	39,361
Other assets	110	75

Total assets	$354,346	$363,707

Liabilities
Net long-term debt	$321,662	$324,879
Accounts payable and accrued expenses	57	25

Total liabilities	$321,719	$324,904

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue
Interest and fee income	$74,322	$66,151
Insurance income, net	4,113	3,389
Other income	3,313	3,085

Total revenue	81,748	72,625

Expenses
Provision for credit losses	23,343	19,515
Personnel	22,393	21,228
Occupancy	6,165	5,618
Marketing	1,651	1,453
Other	7,974	6,293

Total general and administrative expenses	38,183	34,592
Interest expense	9,721	7,177

Income before income taxes	10,501	11,341
Income taxes	2,393	2,697

Net income	$8,108	$8,644

Net income per common share:
Basic	$0.69	$0.74

Diluted	$0.67	$0.72

Weighted-average common shares outstanding:
Basic	11,712	11,618

Diluted	12,076	12,030

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2018	13,323	$1,332	$98,778	$204,097	$(25,046)	$279,161
Issuance of restricted stock awards	161	16	(16)	—	—	—
Shares withheld related to net share settlement	(19)	(1)	(449)	—	—	(450)
Share-based compensation	—	—	997	—	—	997
Net income	—	—	—	8,108	—	8,108

Balance, March 31, 2019	13,465	$1,347	$99,310	$212,205	$(25,046)	$287,816

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2017	13,205	$1,321	$94,384	$168,752	$(25,046)	$239,411
Issuance of restricted stock awards	68	7	(7)	—	—	—
Exercise of stock options	60	6	—	—	—	6
Shares withheld related to net share settlement	(39)	(5)	(313)	—	—	(318)
Share-based compensation	—	—	1,208	—	—	1,208
Net income	—	—	—	8,644	—	8,644

Balance, March 31, 2018	13,294	$1,329	$95,272	$177,396	$(25,046)	$248,951

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,108	$8,644
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	23,343	19,515
Depreciation and amortization	2,633	2,024
Loss on disposal of property and equipment	11	8
Share-based compensation	997	1,208
Fair value adjustment on interest rate caps	198	(121)
Deferred income taxes, net	512	(962)
Changes in operating assets and liabilities:
Decrease in other assets	2,186	3,975
Decrease in accounts payable and accrued expenses	(7,292)	(2,497)

Net cash provided by operating activities	30,696	31,794

Cash flows from investing activities:
Net originations of finance receivables	(5,250)	(8,168)
Purchases of intangible assets	(224)	(814)
Purchases of property and equipment	(1,315)	(844)

Net cash used in investing activities	(6,789)	(9,826)

Cash flows from financing activities:
Net payments on senior revolving credit facility	(27,713)	(35,924)
Payments on amortizing loan	(4,765)	(10,765)
Net advances on revolving warehouse credit facility	828	25,570
Net payments on securitizations	(70)	—
Payments for debt issuance costs	(280)	(58)
Taxes paid related to net share settlement of equity awards	(800)	(497)

Net cash used in financing activities	(32,800)	(21,674)

Net change in cash and restricted cash	(8,893)	294
Cash and restricted cash at beginning of period	50,141	22,017

Cash and restricted cash at end of period	$41,248	$22,311

Supplemental cash flow information:
Interest paid	$8,572	$6,565

Income taxes paid	$—	$—

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash	$2,331	$3,657	$3,247	$5,230
Restricted cash	38,917	46,484	19,064	16,787

Total cash and restricted cash	$41,248	$50,141	$22,311	$22,017

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile loans, but it ceased such originations in November 2017. As of March 31, 2019, the Company operated under the name “Regional Finance” in 360 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States.

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

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

Recent accounting pronouncements: In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting update to increase transparency and comparability of accounting for lease transactions. The update required: (i) all leases to be recognized on the balance sheet as lease (right-of-use) assets and lease liabilities and (ii) both quantitative and qualitative disclosures regarding key information about leasing arrangements. The update was effective for annual and interim periods beginning after December 15, 2018. The Company completed the implementation of third-party software to facilitate compliance with the accounting and reporting requirements of the lease standard. Prior to adoption, all of the Company’s leases were classified as operating leases, with no lease assets or liabilities recorded. The Company transitioned to this accounting change on a modified retrospective basis by recording the cumulative-effect of lease assets and liabilities for active leases as of January 1, 2019. The Company did not restate comparative periods in transition and elected to use the effective date of January 1, 2019 as the initial date of transition. The Company also elected to utilize the package of transition practical expedients, which included not reassessing the following: (i) whether existing contracts contain leases, (ii) the existing classification of leases as operating or financing, or (iii) the initial direct costs of leases. The Company did not use hindsight to determine the lease term or include options to extend for leases existing at the transition date. In addition, the Company elected not to apply the new lease standard to leases with terms of twelve months or less.

As a result of the adoption of the new lease standard on January 1, 2019, the Company recorded $24.1 million for both lease liabilities and the corresponding lease assets. The lease liabilities were based on the present value of the remaining minimum rental payments using discount rates as of the effective date. There was no impact to the consolidated statements of income related to the adoption of this standard. The adoption of this standard did not require the Company to alter its debt covenants.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

In thousands	March 31, 2019	December 31, 2018
Small loans	$421,712	$437,662
Large loans	440,707	437,998
Automobile loans	20,511	26,154
Retail loans	29,320	30,429

Finance receivables	$912,250	$932,243

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	March 31, 2019
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$346,176	82.1%	$377,722	85.8%	$15,196	74.1%	$23,654	80.7%	$762,748	83.6%
1 to 29 days past due	40,546	9.6%	38,092	8.6%	3,781	18.4%	3,523	12.0%	85,942	9.4%

Delinquent accounts
30 to 59 days	9,408	2.2%	7,569	1.6%	498	2.4%	591	2.0%	18,066	2.0%
60 to 89 days	7,622	1.8%	5,540	1.3%	237	1.2%	451	1.5%	13,850	1.5%
90 to 119 days	6,463	1.5%	4,567	1.1%	326	1.6%	389	1.4%	11,745	1.3%
120 to 149 days	5,756	1.4%	3,617	0.8%	165	0.8%	364	1.2%	9,902	1.1%
150 to 179 days	5,741	1.4%	3,600	0.8%	308	1.5%	348	1.2%	9,997	1.1%

Total delinquency	$34,990	8.3%	$24,893	5.6%	$1,534	7.5%	$2,143	7.3%	$63,560	7.0%

Total finance receivables	$421,712	100.0%	$440,707	100.0%	$20,511	100.0%	$29,320	100.0%	$912,250	100.0%

Finance receivables in nonaccrual status	$19,588	4.6%	$13,184	3.0%	$1,073	5.2%	$1,188	4.1%	$35,033	3.8%

	December 31, 2018
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$347,053	79.3%	$365,950	83.6%	$17,767	67.9%	$23,392	76.9%	$754,162	80.9%
1 to 29 days past due	49,946	11.4%	45,234	10.3%	6,304	24.1%	4,436	14.6%	105,920	11.4%

Delinquent accounts
30 to 59 days	12,168	2.8%	8,768	2.0%	751	2.9%	842	2.7%	22,529	2.3%
60 to 89 days	9,555	2.2%	6,779	1.5%	421	1.6%	627	2.1%	17,382	1.9%
90 to 119 days	7,202	1.6%	4,407	1.0%	241	0.9%	429	1.4%	12,279	1.3%
120 to 149 days	6,266	1.4%	3,823	0.9%	434	1.7%	367	1.2%	10,890	1.2%
150 to 179 days	5,472	1.3%	3,037	0.7%	236	0.9%	336	1.1%	9,081	1.0%

Total delinquency	$40,663	9.3%	$26,814	6.1%	$2,083	8.0%	$2,601	8.5%	$72,161	7.7%

Total finance receivables	$437,662	100.0%	$437,998	100.0%	$26,154	100.0%	$30,429	100.0%	$932,243	100.0%

Finance receivables in nonaccrual status	$22,549	5.2%	$14,379	3.3%	$1,359	5.2%	$1,276	4.2%	$39,563	4.2%

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Balance at beginning of period	$58,300	$48,910
Provision for credit losses	23,343	19,515
Credit losses	(26,377)	(22,020)
Recoveries	1,134	1,345

Balance at end of period	$56,400	$47,750

In September 2018, the Company recorded a $3.9 million increase to the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by hurricanes. As of March 31, 2019, the allowance for credit losses included $2.0 million of remaining incremental hurricane allowance.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance January 1, 2019	Provision	Credit Losses	Recoveries	Balance March 31, 2019	Finance Receivables March 31, 2019	Allowance as Percentage of Finance Receivables March 31, 2019
Small loans	$30,759	$13,954	$(15,488)	$568	$29,793	$421,712	7.1%
Large loans	23,702	8,452	(9,337)	400	23,217	440,707	5.3%
Automobile loans	1,893	109	(652)	120	1,470	20,511	7.2%
Retail loans	1,946	828	(900)	46	1,920	29,320	6.5%

Total	$58,300	$23,343	$(26,377)	$1,134	$56,400	$912,250	6.2%

In thousands	Balance January 1, 2018	Provision	Credit Losses	Recoveries	Balance March 31, 2018	Finance Receivables March 31, 2018	Allowance as Percentage of Finance Receivables March 31, 2018
Small loans	$24,749	$11,283	$(13,375)	$709	$23,366	$360,470	6.5%
Large loans	17,548	6,878	(6,195)	358	18,589	363,931	5.1%
Automobile loans	4,025	521	(1,467)	237	3,316	48,704	6.8%
Retail loans	2,588	833	(983)	41	2,479	31,851	7.8%

Total	$48,910	$19,515	$(22,020)	$1,345	$47,750	$804,956	5.9%

Impaired finance receivables as a percentage of total finance receivables were 3.2% and 2.9% as of March 31, 2019 and December 31, 2018, respectively. The following is a summary of finance receivables evaluated for impairment for the periods indicated:

	March 31, 2019
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$9,780	$18,241	$812	$130	$28,963
Finance receivables evaluated collectively	411,932	422,466	19,699	29,190	883,287

Finance receivables outstanding	$421,712	$440,707	$20,511	$29,320	$912,250

Impaired receivables in nonaccrual status	$1,091	$2,266	$156	$36	$3,549

Amount of the specific reserve for impaired accounts	$4,334	$6,883	$378	$65	$11,660

Amount of the general component of the allowance	$25,459	$16,334	$1,092	$1,855	$44,740

	December 31, 2018
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$8,361	$17,196	$918	$110	$26,585
Finance receivables evaluated collectively	429,301	420,802	25,236	30,319	905,658

Finance receivables outstanding	$437,662	$437,998	$26,154	$30,429	$932,243

Impaired receivables in nonaccrual status	$1,209	$2,292	$178	$37	$3,716

Amount of the specific reserve for impaired accounts	$3,791	$6,860	$492	$61	$11,204

Amount of the general component of the allowance	$26,968	$16,842	$1,401	$1,885	$47,096

The average recorded investment in impaired finance receivables and the amount of interest income recognized on impaired loans for the periods indicated are as follows:

	Three Months Ended March 31,
	2019		2018
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Small loans	$8,971	$247	$5,521	$251
Large loans	17,495	414	11,142	371
Automobile loans	851	8	1,669	41
Retail loans	120	—	94	4

Total	$27,437	$669	$18,426	$667

Note 4. Leases

The Company adopted a new lease accounting standard in January 2019. See Note 2, “Basis of Presentation and Significant Accounting Policies,” for an overview of the transition to this standard.

The Company maintains lease agreements related to its branch network and for its corporate headquarters. The branch lease agreements range from five to seven years and generally contain options to extend from three to five years. The corporate headquarters lease agreement is for eleven years and contains an option to extend for ten years. All of the Company’s lease agreements are considered operating leases. None of the Company’s lease payments are dependent on a rate or index that may change after the commencement date, other than the passage of time.

The Company’s lease liability was $26.5 million as of March 31, 2019. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate on its senior revolving credit facility. The lease asset was $24.8 million as of March 31, 2019. This asset includes right-of-use assets equaling the lease liability, net of prepaid rent and deferred rents that existed as of the adoption of the new lease standard.

The Company has made several policy elections related to lease assets and liabilities. The Company elected to utilize the package of transition practical expedients, which includes not reassessing the following at adoption: (i) whether existing contracts contained leases, (ii) the existing classification of leases as operating or financing, or (iii) the initial direct costs of leases. In addition, the Company did not use hindsight to determine the lease term or include options to extend for leases existing at the transition date.

Lease agreements with terms of twelve months or less are not capitalized as part of lease assets or liabilities and are expensed as incurred. The Company has elected to account for each separate lease component of a contract and its associated non-lease components as a single lease component for its branch leases. The Company has elected not to apply this policy in relation to the corporate headquarters lease. The Company has also determined that it is reasonably certain that the first option to extend lease contracts will be exercised for new branch locations; therefore, the first option to extend is included in the lease asset and liability calculation.

Future minimum lease payments under non-cancellable operating leases in effect as of March 31, 2019, are as follows:

In thousands	Future Payments
2019 (remaining nine months)	$4,922
2020	6,797
2021	5,488
2022	4,247
2023	3,700
Thereafter	5,815

Total future minimum lease payments	30,969
Present value adjustment	(4,495)

Operating lease liability	$26,474

The following tables present additional quantitative information about the Company’s operating leases for the three months ended March 31, 2019:

In thousands	Lease Expense
Operating leases	$1,932
Short-term leases	81

Total	$2,013

In thousands	Other Information
Cash paid for operating leases	$1,738
Lease assets and liabilities acquired (1)	$3,825
Weighted-average remaining lease term in years	5.34
Weighted-average discount rate	5.56%

(1)	Excludes $24.1 million of lease assets and liabilities recorded on the transition date.

Note 5. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	March 31, 2019			December 31, 2018
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$300,360	$(1,574)	$298,786	$328,074	$(1,604)	$326,470
Amortizing loan	16,877	(151)	16,726	21,642	(201)	21,441
Revolving warehouse credit facility	30,954	(1,696)	29,258	30,126	(1,899)	28,227
RMIT 2018-1 securitization	150,246	(2,526)	147,720	150,246	(2,849)	147,397
RMIT 2018-2 securitization	130,349	(2,391)	127,958	130,419	(2,605)	127,814

Total	$628,786	$(8,338)	$620,448	$660,507	$(9,158)	$651,349

Unused amount of revolving credit facilities (subject to borrowing base)	$433,440			$406,600

Senior Revolving Credit Facility: In June 2017, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $585 million to $638 million and extend the maturity of the facility from August 2019 to June 2020. The facility has an accordion provision that allows for the expansion of the facility to $700 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, plus 70% of eligible unsecured finance receivables. These advance rates are subject to adjustment at certain credit quality levels (77% of eligible secured finance receivables and 62% of eligible unsecured finance receivables as of March 31, 2019). As of March 31, 2019, the Company had $59.6 million of eligible borrowing capacity under the facility. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one and six months, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 2.49% and 2.50% at March 31, 2019 and December 31, 2018, respectively. Alternatively, the Company may pay interest at the prime rate, plus a 2.00% margin, increasing to 2.25% when the availability percentage is below 10%. The prime rate was 5.50% at both March 31, 2019 and December 31, 2018. The Company pays an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $413.0 million.

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

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $26.8 million and $33.5 million as of March 31, 2019 and December 31, 2018, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

Amortizing Loan: In November 2017, the Company and its wholly-owned SPE, Regional Management Receivables, LLC (“RMR I”), amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan. The amended and restated credit agreement provided for an additional advance in the amount of $37.8 million and extended the maturity date to December 2024. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR I. Advances on the loan were capped at 88% of eligible finance receivables. RMR I held $1.3 million in restricted cash reserves as of March 31, 2019 to satisfy provisions of the credit agreement. Borrowings previously bore interest, payable monthly, at a rate of 3.00%. In February 2018, the advance rate lowered to 85% and the interest rate increased to 3.25%. The credit agreement allows the Company to prepay the loan when the outstanding balance falls below 20% of the original loan amount.

Revolving Warehouse Credit Facility: In August 2018, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended the June 2017 credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to February 2020 and February 2021, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The Company elected to expand the facility to $150 million from May 2018 to August 2018. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. RMR II held $0.4 million in restricted cash reserves as of March 31, 2019 to satisfy provisions of the credit agreement. Borrowings under the facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. In October 2017 and February 2018, the margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with the Company’s conversion to a new loan origination and servicing system. The August 2018 amendment to the credit agreement further decreased the margin to 2.20%. The three-month LIBOR was 2.60% and 2.81% at March 31, 2019 and December 31, 2018, respectively. RMR II pays an unused commitment fee of between 0.35% and 0.85% based upon the average daily utilization of the facility.

RMIT 2018-1 Securitization: In June 2018, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and its indirect wholly-owned SPE, Regional Management Issuance Trust 2018-1 (“RMIT 2018-1”), completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2018-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-1. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. RMIT 2018-1 held $1.7 million in restricted cash reserves as of March 31, 2019 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.93%. Prior to maturity in July 2027, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period.

RMIT 2018-2 Securitization: In December 2018, the Company, its wholly-owned SPE, RMR III, and its indirect wholly-owned SPE, Regional Management Issuance Trust 2018-2 (“RMIT 2018-2”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. RMIT 2018-2 held $1.4 million in restricted cash reserves as of March 31, 2019 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period.

The carrying amounts of consolidated VIE assets and liabilities are as follows:

In thousands	March 31, 2019	December 31, 2018
Assets
Cash	$168	$168
Finance receivables	340,396	342,481
Allowance for credit losses	(17,875)	(18,378)
Restricted cash	31,547	39,361
Other assets	110	75

Total assets	$354,346	$363,707

Liabilities
Net long-term debt	$321,662	$324,879
Accounts payable and accrued expenses	57	25

Total liabilities	$321,719	$324,904

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At March 31, 2019, the Company was in compliance with all debt covenants.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	March 31, 2019		December 31, 2018
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$2,331	$2,331	$3,657	$3,657
Restricted cash	38,917	38,917	46,484	46,484
Level 2 inputs
Interest rate caps	49	49	249	249
Level 3 inputs
Net finance receivables	855,850	855,850	873,943	873,943
Repossessed assets	142	142	124	124
Liabilities
Level 3 inputs
Long-term debt	628,786	628,786	660,507	660,507

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

Note 7. Income Taxes

The Company recognizes tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of the consolidated statements of income. Income tax expense was $2.4 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively. Included in these amounts are tax benefits from share-based awards of $0.1 million for both the three months ended March 31, 2019 and 2018.

Note 8. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2019	2018
Numerator:
Net income	$8,108	$8,644

Denominator:
Weighted average shares outstanding for basic earnings per share	11,712	11,618
Effect of dilutive securities	364	412

Weighted average shares adjusted for dilutive securities	12,076	12,030

Earnings per share:
Basic	$0.69	$0.74

Diluted	$0.67	$0.72

Options to purchase 248 thousand and 138 thousand shares of common stock were outstanding during the three months ended March 31, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 9. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of March 31, 2019, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.55 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of March 31, 2019, there were 0.9 million shares available for grant under the 2015 Plan.

For the three months ended March 31, 2019 and 2018, the Company recorded share-based compensation expense of $1.0 million and $1.2 million, respectively. As of March 31, 2019, unrecognized share-based compensation expense to be recognized over future periods approximated $8.5 million. This amount will be recognized as expense over a weighted-average period of 2.1 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

Long-term incentive program: The Company issues non-qualified stock options, performance-contingent restricted stock units (“RSUs”), cash-settled performance units (“CSPUs”), and restricted stock awards (“RSAs”) to certain members of senior management under a long-term incentive program (“LTIP”). The CSPUs are cash incentive awards, and the associated expense is not based on the market price of the Company’s common stock. Recurring annual grants are made at the discretion of the Company’s Board of Directors (the “Board”). The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSUs and CSPUs that may be earned can range from 0% to 150% of target based on the percentile ranking of the Company’s compound annual growth rate of net income and net income per share compared to a public company peer group over a three-year performance period.

The Company also has a key team member incentive program for certain other members of senior management. Recurring annual participation in the program is at the discretion of the Board and executive management. Each participant in the program is eligible to earn an RSA, subject to performance over a one-year period. Payout under the program can range from 0% to 150% of target based on the achievement of five Company performance metrics and individual performance goals (subject to continued employment and certain other terms and conditions of the program). If earned, the RSA is issued following the one-year performance period and vests ratably over a subsequent two-year period (subject to continued employment or as otherwise provided in the underlying award agreement).

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

Non-employee director compensation program: The Company awards its non-employee directors a cash retainer and shares of restricted common stock. The RSAs are granted on the fifth business day following the Company’s annual meeting of stockholders and fully vest upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company. The Board revised the compensation program in April 2018 to modify the amount of the annual cash retainers for Board and committee members, eliminate committee meeting fees, and modify the value of the RSAs for committee members.

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

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Three Months Ended March 31,
	2019	2018
Expected volatility	41.14%	41.63%
Expected dividends	0.00%	0.00%
Expected term (in years)	5.99	5.99
Risk-free rate	2.55%	2.66%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the three months ended March 31, 2019:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	981	$18.69
Granted	100	27.89
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at March 31, 2019	1,081	$19.55	6.7	$6,294

Options exercisable at March 31, 2019	871	$17.83	6.1	$6,140

The following table provides additional stock option information for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2019	2018
Weighted-average grant date fair value per share	$12.07	$12.39
Intrinsic value of options exercised	$—	$1,030
Fair value of stock options that vested	$—	$199

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the three months ended March 31, 2019:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2019	182	$21.89
Granted (target)	39	27.89
Achieved performance adjustment (1)	8	16.98
Vested	(54)	16.98
Forfeited	—	—

Non-vested units at March 31, 2019	175	$24.55

(1)	The 2016 LTIP RSUs were earned and vested at 116.5% of target, as described in greater detail in the Company’s definitive proxy statement filed with the SEC on March 27, 2019.

The following table provides additional RSU information for the periods indicated:

In thousands, except per unit amounts	Three Months Ended March 31,
	2019	2018
Weighted-average grant date fair value per unit	$27.89	$28.25
Fair value of RSUs that vested	$916	$—

Restricted stock awards: The fair value and compensation expense of RSAs are calculated using the Company’s closing stock price on the date of grant.

The following table summarizes RSA activity during the three months ended March 31, 2019:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2019	71	$26.95
Granted	107	27.58
Vested	(4)	24.19
Forfeited	—	—

Non-vested shares at March 31, 2019	174	$27.41

The following table provides additional RSA information for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2019	2018
Weighted-average grant date fair value per share	$27.58	$20.56
Fair value of RSAs that vested	$108	$60

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

Note 11. Subsequent Events

In May 2019, the Board authorized the repurchase of up to $25 million of the Company’s outstanding shares of common stock. The authorization was effective immediately and extends through May 6, 2021. Stock repurchases under the program may be made in the open market at prevailing market prices, through privately negotiated transactions, or through other structures in accordance with applicable federal securities laws, at times and in amounts as management deems appropriate. The timing and the amount of any common stock repurchases will be determined by the Company’s management based on its evaluation of market conditions, the Company’s liquidity needs, legal and contractual requirements and restrictions (including covenants in the Company’s credit agreements), share price, and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice. The Company intends to fund the program with a combination of cash and debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (which was filed with the SEC on March 8, 2019) and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. We operate under the name “Regional Finance” in 360 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, serving 396,400 active accounts, as of March 31, 2019. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our loan portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of March 31, 2019, we had 271.7 thousand small installment loans outstanding, representing $421.7 million in finance receivables. This included 102.1 thousand small loan convenience checks, representing $148.4 million in finance receivables.

•

Large Loans (>$2,500) – As of March 31, 2019, we had 101.2 thousand large installment loans outstanding, representing $440.7 million in finance receivables. This included 3.7 thousand large loan convenience checks, representing $10.7 million in finance receivables.

•	Retail Loans – As of March 31, 2019, we had 20.5 thousand retail purchase loans outstanding, representing $29.3 million in finance receivables.

•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Small and large installment loans are our core loan products and will be the drivers of our future growth. We ceased originating automobile purchase loans in November 2017 to focus on growing our core loan portfolio, but we continue to own and service the automobile loans that we previously originated. As of March 31, 2019, we had 3.0 thousand automobile loans outstanding, representing $20.5 million in finance receivables. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 14.7% from $744.2 million in 2017 to $853.8 million in 2018. Average finance receivables grew 13.6% from $814.5 million in the first three months of 2018 to $924.9 million in the first three months of 2019. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We consolidated one branch and opened one net new branch in the first three months of 2018 and 2019, respectively. We believe that we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of March 31, 2019, we held three interest rate cap contracts with an aggregate notional principal amount of $350.0 million. The interest rate caps have maturities of April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate). As of March 31, 2019, the one-month LIBOR was 2.49%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate. In addition, the interest rate on a portion of our long-term debt (the amortizing loan, RMIT 2018-1 securitization, and RMIT 2018-2 securitization (each as described below)) is fixed. As of March 31, 2019, 47.3% of our long-term debt was at a fixed rate.

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our receivable efficiency ratio (annualized sum of general and administrative expenses divided by average finance receivables) was 16.5% for the first three months of 2019, compared to 17.0% for the first three months of 2018. We believe that this ratio is generally in line with industry standards for companies of our size, and we expect that it will continue to decline in future years as we continue to grow our loan portfolio and control expense growth.

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

Insurance Income, Net. Our insurance operations are a material part of our overall business and are integral to our lending activities. Insurance income, net consists primarily of earned premiums, net of certain direct costs, from the sale of various optional payment and collateral protection insurance products offered to customers who obtain loans directly from us. Insurance income, net also includes the earned premiums and direct costs associated with the non-file insurance that we purchase to protect us from credit losses where, following an event of default, we are unable to take possession of personal property collateral because our security interest is not perfected. We do not sell insurance to non-borrowers. Direct costs included in insurance income, net are claims paid, claims reserves, ceding fees, and premium taxes paid. We do not allocate to insurance income, net, any other home office or branch administrative costs associated with managing our insurance operations, managing our captive insurance company, marketing and selling insurance products, legal and compliance review, or internal audits.

In recent years, as large loans have become a larger percentage of our loan portfolio, the severity of non-file insurance claims has increased and non-file insurance claims expenses have exceeded non-file insurance fees. The resulting net loss from the non-file insurance product has been reflected in our insurance income, net. We have evaluated various ways to lower our non-file insurance claims, and we reduced our utilization of non-file insurance beginning in the fourth quarter of 2018. This policy change will cause substantially offsetting increases to insurance income, net and net credit losses in current and future years. Therefore, we do not expect this change in policy to impact our profitability in current and future years.

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of March 31, 2019, the restricted cash balance for these cash reserves was $7.4 million. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, fees for extending the due date of a loan, returned check charges, commissions earned from the sale of an auto club product, and interest income from restricted cash are included in other income.

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

Other expenses consist primarily of legal, compliance, audit, and consulting costs, non-employee director compensation, amortization of software licenses and implementation costs, electronic payment processing costs, bank service charges, office supplies, and credit bureau charges. We expect legal and compliance costs to remain elevated due to the regulatory environment in the consumer finance industry. For a discussion regarding how risks and uncertainties associated with the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part II, Item 1A, “Risk Factors” and the filings referenced therein.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average finance receivables (annualized):

	1Q 19		1Q 18
In thousands	Amount	% of Average Finance Receivables	Amount	% of Average Finance Receivables
Revenue
Interest and fee income	$74,322	32.1%	$66,151	32.5%
Insurance income, net	4,113	1.8%	3,389	1.7%
Other income	3,313	1.5%	3,085	1.5%

Total revenue	81,748	35.4%	72,625	35.7%

Expenses
Provision for credit losses	23,343	10.1%	19,515	9.6%
Personnel	22,393	9.7%	21,228	10.4%
Occupancy	6,165	2.7%	5,618	2.8%
Marketing	1,651	0.7%	1,453	0.7%
Other	7,974	3.4%	6,293	3.1%

Total general and administrative	38,183	16.5%	34,592	17.0%
Interest expense	9,721	4.3%	7,177	3.5%

Income before income taxes	10,501	4.5%	11,341	5.6%
Income taxes	2,393	1.0%	2,697	1.4%

Net income	$8,108	3.5%	$8,644	4.2%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following table summarizes the quarterly trend of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	1Q 18	2Q 18	3Q 18	4Q 18	1Q 19	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$66,151	$66,829	$72,128	$75,013	$74,322	$(691)	$8,171
Insurance income, net	3,389	2,882	2,898	5,624	4,113	(1,511)	724
Other income	3,085	2,705	2,890	3,112	3,313	201	228

Total revenue	72,625	72,416	77,916	83,749	81,748	(2,001)	9,123

Expenses
Provision for credit losses	19,515	20,203	23,640	23,698	23,343	355	(3,828)
Personnel	21,228	19,390	21,376	22,074	22,393	(319)	(1,165)
Occupancy	5,618	5,478	5,490	5,933	6,165	(232)	(547)
Marketing	1,453	2,258	2,132	1,902	1,651	251	(198)
Other	6,293	6,089	6,863	6,707	7,974	(1,267)	(1,681)

Total general and administrative	34,592	33,215	35,861	36,616	38,183	(1,567)	(3,591)
Interest expense	7,177	7,915	8,729	9,643	9,721	(78)	(2,544)

Income before income taxes	11,341	11,083	9,686	13,792	10,501	(3,291)	(840)
Income taxes	2,697	2,601	2,237	3,022	2,393	629	304

Net income	$8,644	$8,482	$7,449	$10,770	$8,108	$(2,662)	$(536)

Net income per common share:
Basic	$0.74	$0.73	$0.64	$0.92	$0.69	$(0.23)	$(0.05)

Diluted	$0.72	$0.70	$0.61	$0.90	$0.67	$(0.23)	$(0.05)

Weighted-average shares outstanding:
Basic	11,618	11,658	11,672	11,672	11,712	(40)	(94)

Diluted	12,030	12,138	12,133	12,010	12,076	(66)	(46)

Net interest margin	$65,448	$64,501	$69,187	$74,106	$72,027	$(2,079)	$6,579

Net credit margin	$45,933	$44,298	$45,547	$50,408	$48,684	$(1,724)	$2,751

	Balance Sheet Quarterly Trend
	1Q 18	2Q 18	3Q 18	4Q 18	1Q 19	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$814,809	$868,220	$893,279	$956,395	$953,467	$(2,928)	$138,658

Finance receivables	$804,956	$847,238	$888,076	$932,243	$912,250	$(19,993)	$107,294

Allowance for credit losses	$47,750	$48,450	$55,300	$58,300	$56,400	$(1,900)	$8,650

Long-term debt	$550,377	$595,765	$611,593	$660,507	$628,786	$(31,721)	$78,409

	Other Key Metrics Quarterly Trend
	1Q 18	2Q 18	3Q 18	4Q 18	1Q 19	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Interest and fee yield (annualized)	32.5%	32.7%	33.2%	32.9%	32.1%	(0.8)%	(0.4)%

Efficiency ratio (1)	17.0%	16.2%	16.5%	16.1%	16.5%	0.4%	(0.5)%

30+ contractual delinquency percentage	6.5%	6.3%	7.1%	7.7%	7.0%	(0.7)%	0.5%

Net credit loss percentage (2)	10.2%	9.5%	7.7%	9.1%	10.9%	1.8%	0.7%

Book value per share	$21.19	$21.93	$22.68	$23.70	$24.15	$0.45	$2.96

(1)	Annualized general and administrative expenses as a percentage of average finance receivables.
(2)	Annualized net credit losses as a percentage of average finance receivables.

Comparison of March 31, 2019, Versus March 31, 2018

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $61.2 million, or 17.0%, to $421.7 million at March 31, 2019, from $360.5 million at March 31, 2018. The increase was primarily due to increased marketing.

•

Large Loans (>$2,500) – Large loans outstanding increased by $76.8 million, or 21.1%, to $440.7 million at March 31, 2019, from $363.9 million at March 31, 2018. The increase was primarily due to increased marketing and the transition of small loan customers to large loans.

•

Automobile Loans – Automobile loans outstanding decreased by $28.2 million, or 57.9%, to $20.5 million at March 31, 2019, from $48.7 million at March 31, 2018. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio.

•	Retail Loans – Retail loans outstanding decreased $2.5 million, or 7.9%, to $29.3 million at March 31, 2019, from $31.9 million at March 31, 2018.

	Finance Receivables by Product
In thousands	1Q 19	4Q 18	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	1Q 18	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$421,712	$437,662	$(15,950)	(3.6)%	$360,470	$61,242	17.0%
Large loans	440,707	437,998	2,709	0.6%	363,931	76,776	21.1%

Total core loans	862,419	875,660	(13,241)	(1.5)%	724,401	138,018	19.1%
Automobile loans	20,511	26,154	(5,643)	(21.6)%	48,704	(28,193)	(57.9)%
Retail loans	29,320	30,429	(1,109)	(3.6)%	31,851	(2,531)	(7.9)%

Total finance receivables	$912,250	$932,243	$(19,993)	(2.1)%	$804,956	$107,294	13.3%

Number of branches at period end	360	359	1	0.3%	341	19	5.6%
Average finance receivables per branch	$2,534	$2,597	$(63)	(2.4)%	$2,361	$173	7.3%

Comparison of the Three Months Ended March 31, 2019, Versus the Three Months Ended March 31, 2018

Net Income. Net income decreased $0.5 million, or 6.2%, to $8.1 million during the three months ended March 31, 2019, from $8.6 million during the prior-year period. The decrease was primarily due to an increase in provision for credit losses of $3.8 million, an increase in general and administrative expenses of $3.6 million, and an increase in interest expense of $2.5 million, offset by an increase in revenue of $9.1 million.

Revenue. Total revenue increased $9.1 million, or 12.6%, to $81.7 million during the three months ended March 31, 2019, from $72.6 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $8.2 million, or 12.4%, to $74.3 million during the three months ended March 31, 2019, from $66.2 million during the prior-year period. The increase was primarily due to a 13.6% increase in average finance receivables, offset by a 0.4% decrease in average yield.

The following table sets forth the average finance receivables balance and average yield for our loan products:

	Average Finance Receivables for the Quarter Ended			Average Yields for the Quarter Ended
In thousands	1Q 19	1Q 18	YoY % Inc (Dec)	1Q 19	1Q 18	YoY % Inc (Dec)
Small loans	$434,195	$370,513	17.2%	38.2%	40.1%	(1.9)%
Large loans	437,475	355,784	23.0%	28.0%	28.5%	(0.5)%
Automobile loans	23,226	55,515	(58.2)%	14.8%	15.4%	(0.6)%
Retail loans	30,052	32,657	(8.0)%	18.6%	18.5%	0.1%

Total interest and fee yield	$924,948	$814,469	13.6%	32.1%	32.5%	(0.4)%

Small loan yields decreased 1.9% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Large loan yields decreased 0.5% compared to the prior-year period primarily due to the maturation of our large loan portfolio and the associated increase in accrued interest and fee income reversals on charged-off accounts. Automobile loan yields decreased 0.6% compared to the prior-year period. We anticipate that the automobile loan yields will remain at the current level or decline due to higher-yielding loans paying off or renewing into large loans, leaving the lower-yielding loans in the liquidating automobile loan portfolio. When compared to the prior-year period, retail loan yields increased slightly.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated
In thousands	1Q 19	4Q 18	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	1Q 18	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$129,245	$172,820	$(43,575)	(25.2)%	$123,756	$5,489	4.4%
Large loans	84,068	115,805	(31,737)	(27.4)%	88,773	(4,705)	(5.3)%
Retail loans	6,197	6,593	(396)	(6.0)%	7,302	(1,105)	(15.1)%

Total net loans originated	$219,510	$295,218	$(75,708)	(25.6)%	$219,831	$(321)	0.1%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 1Q 19 Compared to 1Q 18 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$6,391	$(1,847)	$(317)	$4,227
Large loans	5,811	(382)	(87)	5,342
Automobile loans	(1,246)	(82)	48	(1,280)
Retail loans	(121)	3	—	(118)
Product mix	(1,862)	1,602	260	—

Total increase in interest and fee income	$8,973	$(706)	$(96)	$8,171

The $8.2 million increase in interest and fee income during the three months ended March 31, 2019 from the prior-year period was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average finance receivables.

Insurance Income, Net. Insurance income, net increased $0.7 million, or 21.4%, to $4.1 million during the three months ended March 31, 2019, from $3.4 million during the prior-year period. Annualized insurance income, net represented 1.8% and 1.7% of average finance receivables during the three months ended March 31, 2019 and the prior-year period, respectively. During both the three months ended March 31, 2019 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums and non-file insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Quarter Ended
In thousands	1Q 19	1Q 18	YoY $ B(W)	YoY % B(W)
Earned premiums	$7,949	$7,624	$325	4.3%
Claims, reserves, and certain direct expenses	(3,836)	(4,235)	399	9.4%

Insurance income, net	$4,113	$3,389	$724	21.4%

Earned premiums increased by $0.3 million and claims, reserves, and certain direct expenses decreased by $0.4 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to loan growth. The decrease in claims, reserves, and certain direct expenses compared to the prior-year period was primarily due to $1.1 million less in non-file insurance claims expense related to our change in business practice to decrease utilization of non-file insurance. The change in business practice to lower utilization of non-file insurance causes substantially offsetting increases to insurance income, net and net credit losses. This decrease in non-file claims was offset by increases in other claims, reserves and certain direct expenses driven by increased volume.

Other Income. Other income increased $0.2 million, or 7.4%, to $3.3 million during the three months ended March 31, 2019, from $3.1 million during the prior-year period, due to increases in interest income from restricted cash and commissions from our Auto Plus program. Late charges of $2.3 million and $2.4 million represented 70.9% and 76.6% of total other income for the three months ended March 31, 2019 and the prior-year period, respectively. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account. Annualized other income represented 1.5% of average finance receivables during both the three months ended March 31, 2019 and the prior-year period, respectively.

Provision for Credit Losses. Our provision for credit losses increased $3.8 million, or 19.6%, to $23.3 million during the three months ended March 31, 2019, from $19.5 million during the prior-year period. The increase was primarily due to an increase in net credit losses of $4.6 million, offset by a $0.7 million increase in the amount of allowance for credit losses released in the current-year period compared to the prior-year period. The annualized provision for credit losses as a percentage of average finance receivables during the three months ended March 31, 2019 was 10.1%, compared to 9.6% during the prior-year period. The three months ended March 31, 2019 and the prior-year period included a 0.7% and 0.3% impact, respectively, from the increase in net credit losses discussed in the insurance income, net paragraph above. Net credit losses related to the 2018 hurricanes were $0.9 million during the three months ended March 31, 2019.

The increase in the provision for credit losses is explained in greater detail below.

Net Credit Losses. Net credit losses increased $4.6 million, or 22.0%, to $25.2 million during the three months ended March 31, 2019, from $20.7 million during the prior-year period. The increase was primarily due to a $110.5 million increase in average finance receivables over the prior-year period. Annualized net credit losses as a percentage of average finance receivables were 10.9% during the three months ended March 31, 2019, compared to 10.2% during the prior-year period. The three months ended March 31, 2019 and the prior-year period included a 0.7% and 0.3% impact, respectively, from the increase in net credit losses discussed in the insurance income, net paragraph above. The current-year period included a 0.4% impact from $0.9 million in net credit losses resulting from the 2018 hurricanes. The prior-year period included a 0.4% impact from $0.7 million in net credit losses resulting from the 2017 hurricanes.

The following table provides net credit losses and the benefit to net credit losses associated with non-file insurance claims payments as a percentage of average finance receivables for the periods indicated:

	Non-File Insurance Impact on Net Credit Loss Rates for the Quarter Ended
	1Q 19	1Q 18
Annualized net credit losses	10.9%	10.2%
Annualized non-file insurance claims benefit	0.7%	1.2%

Delinquency Performance. Our March 31, 2019 contractual delinquency as a percentage of total finance receivables increased to 7.0% from 6.5% as of March 31, 2018, primarily due to credit tightening and the maturation of our large loan portfolio. Total contractual delinquency as of March 31, 2019 and March 31, 2018 were inclusive of increases of 0.4% and 0.3%, respectively, attributable to the impact of the hurricanes.

In mid-2018, we implemented stricter underwriting guidelines, which primarily impacted our large loan customers. A portion of our existing large loan customers attempted to renew their loans but did not qualify due to these tighter underwriting guidelines. As a result, some of these accounts became delinquent. We expect this credit tightening to increase delinquency and credit losses in the short-term and decrease delinquency and credit losses in the long-term. In addition to delinquencies increasing from tighter underwriting guidelines, we also observed higher delinquencies from the maturing of our large loan portfolio. Each of these items contributed to incremental increases in delinquency rates as of March 31, 2019, compared to the prior-year period.

To actively manage the delinquencies and credit losses of our loan portfolios, we have undertaken a number of initiatives to drive improved delinquency results in 2019. For example, custom credit scorecards have been implemented in all 11 states as of March 2019. The scorecards provide a significant improvement over the previous criteria that were used to underwrite small and large loans.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	1Q 19		1Q 18
Allowance for credit losses	$56,400	6.2%	$47,750	5.9%
Current	762,748	83.6%	683,206	84.9%
1 to 29 days past due	85,942	9.4%	69,034	8.6%

Delinquent accounts:
30 to 59 days	18,066	2.0%	14,858	1.8%
60 to 89 days	13,850	1.5%	11,495	1.4%
90 to 119 days	11,745	1.3%	9,656	1.2%
120 to 149 days	9,902	1.1%	7,905	1.0%
150 to 179 days	9,997	1.1%	8,802	1.1%

Total contractual delinquency	$63,560	7.0%	$52,716	6.5%

Total finance receivables	$912,250	100.0%	$804,956	100.0%

	Contractual Delinquency by Product
In thousands	1Q 19		1Q 18
Small loans	$34,990	8.3%	$29,586	8.2%
Large loans	24,893	5.6%	17,723	4.9%
Automobile loans	1,534	7.5%	3,132	6.4%
Retail loans	2,143	7.3%	2,275	7.1%

Total contractual delinquency	$63,560	7.0%	$52,716	6.5%

Allowance for Credit Losses. We evaluate delinquency and credit losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	1Q 19			1Q 18
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as a Percentage of Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as a Percentage of Finance Receivables
Small loans	$421,712	$29,793	7.1%	$360,470	$23,366	6.5%
Large loans	440,707	23,217	5.3%	363,931	18,589	5.1%

Total core loans	862,419	53,010	6.1%	724,401	41,955	5.8%
Automobile loans	20,511	1,470	7.2%	48,704	3,316	6.8%
Retail loans	29,320	1,920	6.5%	31,851	2,479	7.8%

Total	$912,250	$56,400	6.2%	$804,956	$47,750	5.9%

The allowance for credit losses as a percentage of finance receivables increased to 6.2% as of March 31, 2019, from 5.9% as of March 31, 2018. The increase was primarily due to a higher delinquency level as of March 31, 2019, compared to March 31, 2018, and a $0.3 million increase in the remaining allowance for credit losses on customer accounts impacted by the hurricanes. The remaining allowance for credit losses on customer accounts impacted by the 2018 hurricanes was $2.0 million as of March 31, 2019, compared to the $1.8 million remaining allowance for credit losses on customer accounts impacted by the 2017 hurricanes as of March 31, 2018.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $3.6 million, or 10.4%, to $38.2 million during the three months ended March 31, 2019, from $34.6 million during the prior-year period. Our receivable efficiency ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased to 16.5% during the three months ended March 31, 2019, from 17.0% during the prior year period. We believe that our receivable efficiency ratio will continue to decline in future years as we continue to grow our loan portfolio and control expense growth. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $1.2 million, or 5.5%, to $22.4 million during the three months ended March 31, 2019, from $21.2 million during the prior-year period. Labor expense increased $1.5 million primarily due to added headcount in our legacy branches and information technology department, most of which was added to effectively service active account growth that has occurred since March 31, 2018. Personnel expenses related to our 19 net new branches that have opened since the prior-year period contributed to a $0.8 million increase compared to the prior-year period. Capitalized loan origination costs, which reduce personnel expenses, decreased by $0.3 million compared to the prior-year period. These increases were offset by a decrease in branch incentive expenses of $0.8 million due to the implementation of a revised incentive plan in mid-2018 that rewards branch personnel more heavily for loan production, and a $0.6 million decrease in corporate incentive expenses.

Occupancy. Occupancy expenses increased $0.5 million, or 9.7%, to $6.2 million during the three months ended March 31, 2019, from $5.6 million during the prior-year period. The increase was primarily due to our 19 net new branches that opened since the prior-year period. Additionally, we frequently experience increases in rent, leasehold improvements, and computer equipment expenses as we renew existing branch leases.

Marketing. Marketing expenses increased $0.2 million, or 13.6%, to $1.7 million during the three months ended March 31, 2019, from $1.5 million during the prior-year period. The increase was primarily due to increased investment in our digital marketing channels and the impact of our 19 net new branches that opened since the prior-year period.

Other Expenses. Other expenses increased $1.7 million, or 26.7%, to $8.0 million during the three months ended March 31, 2019, from $6.3 million during the prior-year period. The increase was primarily due to a $0.5 million increase in legal and settlement expenses, a $0.3 million increase in collections expense, a $0.3 million increase in audit and professional fees, a $0.3 million increase in bank charges and lender fees, and a $0.1 million increase in postage expense.

Interest Expense. Interest expense on long-term debt increased $2.5 million, or 35.4%, to $9.7 million during the three months ended March 31, 2019, from $7.2 million during the prior-year period. The increase was primarily due to an increase in interest rates and increases in the average balance of our long-term debt facilities from finance receivable growth, which combined to result in a $1.5 million increase in interest expense. Additionally, amortization of debt issuance costs increased $0.5 million, while unused line fees and interest expense related to our interest rate cap contracts each increased $0.3 million. The annualized average cost of our total long-term debt increased 0.97% to 6.11% during the three months ended March 31, 2019, from 5.14% during the prior-year period. The average cost of our long-term debt has increased as we have diversified our long-term funding sources. In the future, we expect further increases to our long-term debt facilities due to the stock repurchase program beginning in the second quarter of 2019.

Income Taxes. Income taxes decreased $0.3 million, or 11.3%, to $2.4 million during the three months ended March 31, 2019, from $2.7 million during the prior year period. The decrease was primarily due to a $0.8 million decrease in net income before taxes. Our effective tax rates were 22.8% and 23.8% for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. In connection with our plans to improve our technology infrastructure and to expand our branch network in future years, we expect to incur approximately $9.0 million to $12.0 million of expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility, revolving warehouse credit facility, amortizing loan, and, more recently, asset-backed securitization transactions, all of which are described below. We had a debt-to-equity ratio of 2.3 to 1.0 and a shareholder equity ratio of 30.2% as of March 31, 2019.

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

In May 2019, the Board authorized the repurchase of up to $25 million of our outstanding shares of common stock. The authorization was effective immediately and extends through May 6, 2021. Stock repurchases under the program may be made in the open market at prevailing market prices, through privately negotiated transactions, or through other structures in accordance with applicable federal securities laws, at times and in amounts as management deems appropriate. The timing and the amount of any common stock repurchases will be determined by our management based on its evaluation of market conditions, our liquidity needs, legal and contractual requirements and restrictions (including covenants in our credit agreements), share price, and other factors. The repurchase program does not obligate us to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice. We intend to fund the program with a combination of cash and debt.

We are continuing to seek ways to diversify our long-term funding sources, though new funding sources may be more expensive than our existing funding sources.

Cash Flow.

Operating Activities. Net cash provided by operating activities decreased by $1.1 million, or 3.5%, to $30.7 million during the three months ended March 31, 2019, from $31.8 million during the prior-year period. The decrease was primarily due to a decrease in accounts payable and accrued expenses, offset by an increase in the provision for credit losses as described above.

Investing Activities. Investing activities consist of originations and purchases of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the three months ended March 31, 2019 was $6.8 million, compared to $9.8 million during the prior-year period, a net decrease of $3.0 million. The decrease in cash used was primarily due to decreased net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. During the three months ended March 31, 2019, net cash used in financing activities was $32.8 million, an increase of $11.1 million compared to $21.7 million during the prior-year period. The increase was primarily a result of a decrease in net advances on the revolving warehouse credit facility of $24.7 million. The increase was partially offset by a decrease in net payments on debt and debt issuance costs of $13.9 million.

Financing Arrangements.

Senior Revolving Credit Facility. In June 2017, we amended and restated our senior revolving credit facility to, among other things, increase the availability under the facility from $585 million to $638 million and extend the maturity of the facility from August 2019 to June 2020. The facility has an accordion provision that allows for the expansion of the facility to $700 million. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables and 70% of eligible unsecured finance receivables. These advance rates are subject to adjustment at certain credit quality levels (77% of eligible secured finance receivables and 62% of eligible unsecured finance receivables as of March 31, 2019). As of March 31, 2019, we had $59.6 million of eligible borrowing capacity under the facility. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one and six months (one-month LIBOR was 2.49% as of March 31, 2019), with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. Alternatively, we may pay interest at the prime rate (5.50% as of March 31, 2019) plus a 2.00% margin, increasing to 2.25% when the availability percentage is below 10%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $413.0 million.

Our long-term debt under the senior revolving credit facility was $300.4 million as of March 31, 2019. In advance of its June 2020 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Variable Interest Entity Debt. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions, including securitizations. The following debt arrangements are issued by our wholly-owned, bankruptcy-remote, special purpose entities, which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. We are considered to be the primary beneficiary because we have (i) power over the significant activities through our role as servicer of the finance receivables under each debt arrangement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through our interest in the monthly residual cash flows of the SPEs after each debt is paid.

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $26.8 million and $33.5 million as of March 31, 2019 and December 31, 2018, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation. Distributions from the SPEs to us are permitted under the debt arrangements.

At each sale of receivables from our affiliates to the SPEs, we make certain representations and warranties about the quality and nature of the collateralized receivables. The debt arrangements require us to repurchase the receivables in certain circumstances, including circumstances in which the representations and warranties made by us concerning the quality and characteristics of the receivables are inaccurate. Assets transferred to SPEs are legally isolated from us and our affiliates, and the claims of our and our affiliates’ creditors. Further, the assets of each SPE are owned by such SPE and are not available to satisfy the debts or other obligations of us or any of our affiliates. See Part II, Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our variable interest entity debt.

Amortizing Loan. In November 2017, we and our wholly-owned SPE, RMR I, amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan. The amended and restated credit agreement provided for an additional advance in the amount of $37.8 million and extended the maturity date to December 2024. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR I. Advances on the loan were capped at 88% of eligible finance receivables. RMR I held $1.3 million in restricted cash reserves as of March 31, 2019 to satisfy provisions of the credit agreement. Borrowings previously bore interest, payable monthly, at a rate of 3.00%. In February 2018, the advance rate lowered to 85% and the interest rate increased to 3.25%. The credit agreement allows us to prepay the loan when the outstanding balance falls below 20% of the original loan amount. As of March 31, 2019, our long-term debt under the credit agreement was $16.9 million.

Revolving Warehouse Credit Facility. In August 2018, we and our wholly-owned SPE, RMR II, amended the June 2017 credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to February 2020 and February 2021, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. We elected to expand the facility to $150 million from May 2018 to August 2018. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. In October 2017 and February 2018, the margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. The August 2018 amendment to the credit agreement further decreased the margin to 2.20%. The three-month LIBOR was 2.60% and 2.81% at March 31, 2019 and December 31, 2018, respectively. RMR II pays an unused commitment fee of between 0.35% and 0.85% based upon the average daily utilization of the facility. We intend to seek an extension of the maturity date of the facility before February 2020. As of March 31, 2019, our long-term debt under the credit facility was $31.0 million.

RMIT 2018-1 Securitization. In June 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2018-1, completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2018-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-1. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. Borrowings under the RMIT 2018-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.93%. Prior to maturity in July 2027, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period. As of March 31, 2019, our long-term debt under the securitization was $150.2 million.

RMIT 2018-2 Securitization. In December 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2018-2, completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period. As of March 31, 2019, our long-term debt under the securitization was $130.3 million.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At March 31, 2019, we were in compliance with all debt covenants.

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

Restricted Cash Reserve Accounts.

Amortizing Loan. As required under the credit agreement governing the amortizing loan, we deposited $3.7 million of cash proceeds into a restricted cash reserve account at closing. The reserve requirement decreased to $1.7 million in June 2016 following our satisfaction of certain provisions of the credit agreement. The credit agreement was amended and restated in November 2017 with a cash reserve requirement of $1.3 million, which will remain until the termination of the facility. The amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.5 million as of March 31, 2019.

Revolving Warehouse Credit Facility. The credit agreement governing the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of March 31, 2019, the warehouse facility cash reserve requirement totaled $0.4 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $2.2 million as of March 31, 2019.

RMIT 2018-1 Securitization. As required under the transaction documents governing the RMIT 2018-1 securitization, we deposited $1.7 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $13.5 million as of March 31, 2019.

RMIT 2018-2 Securitization. As required under the transaction documents governing the RMIT 2018-2 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $9.6 million as of March 31, 2019.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of March 31, 2019, cash reserves for reinsurance were $7.4 million.

Interest Rate Caps.

As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of March 31, 2019, we held three interest rate cap contracts with an aggregate notional principal amount of $350.0 million. The interest rate caps have maturities of April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate). As of March 31, 2019, the one-month LIBOR was 2.49%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate.

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

We recognize the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the consolidated financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. As of March 31, 2019, we had not taken any tax position that exceeds the amount described above.

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

Recently Issued Accounting Standards

See Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of March 31, 2019, the interest rates on 47.3% of our long-term debt (the amortizing loan, RMIT 2018-1 securitization, and RMIT 2018-2 securitization) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At March 31, 2019, the outstanding balances under the senior revolving credit facility and the revolving warehouse credit facility were $300.4 million and $31.0 million, respectively.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at a rate equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Alternatively, we may pay interest under the senior revolving credit facility at a rate based on the prime rate, plus a margin of 2.00%, increasing to 2.25% when the availability percentage is below 10%. Borrowings under the revolving warehouse credit facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2017 and February 2018, the revolving warehouse credit facility margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. In August 2018, in connection with an amendment and extension of the revolving warehouse credit facility, the margin further decreased to 2.20%. As of March 31, 2019, the LIBOR rates under the senior revolving credit facility and the revolving warehouse credit facility were 2.49% and 2.60%, respectively.

We have purchased interest rate caps to manage the risk associated with an aggregate notional $350.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR and reimburse us for the difference when the one-month LIBOR exceeds the strike rate. The interest rate caps have maturities of April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate).

Effective interest rates for borrowings under the senior revolving credit facility and the revolving warehouse credit facility were 6.09% and 6.15%, respectively, for the three months ended March 31, 2019, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at March 31, 2019, an increase of 100 basis points in LIBOR rates would result in approximately $3.3 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. Our interest rate cap coverage at March 31, 2019 would reduce this increased expense by approximately $0.7 million on an annual basis.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (which was filed with the SEC on March 8, 2019), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.1	Letter Agreement, dated as of February 12, 2019, between Donald E. Thomas and Regional Management Corp.		8-K	001-35477	10.1	2/12/2019

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101	The following materials from our Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) the Notes to the Consolidated Financial Statements.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: May 8, 2019	By:	/s/ Donald E. Thomas
Donald E. Thomas, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)