Form 10-Q
period 2019-06-30
Regional Management Corp.
filed 2019-07-31
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2019, the registrant had outstanding 11,481,659 shares of Common Stock, $0.10 par value.

ITEM 1.	FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

Assets	June 30, 2019 (Unaudited)	December 31, 2018
Cash	$694	$3,657
Gross finance receivables	1,300,043	1,237,526
Unearned finance charges and insurance premiums	(326,609)	(305,283)

Finance receivables	973,434	932,243
Allowance for credit losses	(57,200)	(58,300)

Net finance receivables	916,234	873,943
Restricted cash	41,803	46,484
Lease assets	25,575	—
Property and equipment	14,132	13,926
Intangible assets	9,953	10,010
Deferred tax asset	437	—
Other assets	10,488	8,375

Total assets	$1,019,316	$956,395

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$689,310	$660,507
Unamortized debt issuance costs	(7,357)	(9,158)

Net long-term debt	681,953	651,349
Lease liabilities	27,454	—
Accounts payable and accrued expenses	19,690	25,138
Deferred tax liability	—	747

Total liabilities	729,097	677,234
Commitments and contingencies (Notes 4 and 10)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 13,494 shares issued and 11,663 shares outstanding at June 30, 2019 and 13,323 shares issued and 11,777 shares outstanding at December 31, 2018)	1,349	1,332
Additional paid-in-capital	100,486	98,778
Retained earnings	220,574	204,097
Treasury stock (1,831 shares at June 30, 2019 and 1,546 shares at December 31, 2018)	(32,190)	(25,046)

Total stockholders’ equity	290,219	279,161

Total liabilities and stockholders’ equity	$1,019,316	$956,395

The following table presents the assets and liabilities of our consolidated variable interest entities:
Assets
Cash	$167	$168
Finance receivables	356,679	342,481
Allowance for credit losses	(17,406)	(18,378)
Restricted cash	34,268	39,361
Other assets	129	75

Total assets	$373,837	$363,707

Liabilities
Net long-term debt	$337,776	$324,879
Accounts payable and accrued expenses	83	25

Total liabilities	$337,859	$324,904

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Interest and fee income	$75,974	$66,829	$150,296	$132,980
Insurance income, net	5,066	2,882	9,179	6,271
Other income	3,234	2,705	6,547	5,790

Total revenue	84,274	72,416	166,022	145,041

Expenses
Provision for credit losses	25,714	20,203	49,057	39,718
Personnel	22,511	19,390	44,904	40,618
Occupancy	6,210	5,478	12,375	11,096
Marketing	2,261	2,258	3,912	3,711
Other	6,761	6,089	14,735	12,382

Total general and administrative expenses	37,743	33,215	75,926	67,807
Interest expense	9,771	7,915	19,492	15,092

Income before income taxes	11,046	11,083	21,547	22,424
Income taxes	2,677	2,601	5,070	5,298

Net income	$8,369	$8,482	$16,477	$17,126

Net income per common share:
Basic	$0.71	$0.73	$1.41	$1.47

Diluted	$0.70	$0.70	$1.37	$1.42

Weighted-average shares outstanding:
Basic	11,706	11,658	11,709	11,638

Diluted	12,022	12,138	12,049	12,084

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, March 31, 2019	13,465	$1,347	$99,310	$212,205	$(25,046)	$287,816
Issuance of restricted stock awards	29	3	(3)	—	—	—
Repurchase of common stock	—	—	—	—	(7,144)	(7,144)
Shares withheld related to net share settlement	—	(1)	(16)	—	—	(17)
Share-based compensation	—	—	1,195	—	—	1,195
Net income	—	—	—	8,369	—	8,369

Balance, June 30, 2019	13,494	$1,349	$100,486	$220,574	$(32,190)	$290,219

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, March 31, 2018	13,294	$1,329	$95,272	$177,396	$(25,046)	$248,951
Issuance of restricted stock awards	29	3	(3)	—	—	—
Exercise of stock options	29	2	—	—	—	2
Shares withheld related to net share settlement	(18)	(1)	(196)	—	—	(197)
Share-based compensation	—	—	1,296	—	—	1,296
Net income	—	—	—	8,482	—	8,482

Balance, June 30, 2018	13,334	$1,333	$96,369	$185,878	$(25,046)	$258,534

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2018	13,323	$1,332	$98,778	$204,097	$(25,046)	$279,161
Issuance of restricted stock awards	190	19	(19)	—	—	—
Repurchase of common stock	—	—	—	—	(7,144)	(7,144)
Shares withheld related to net share settlement	(19)	(2)	(465)	—	—	(467)
Share-based compensation	—	—	2,192	—	—	2,192
Net income	—	—	—	16,477	—	16,477

Balance, June 30, 2019	13,494	$1,349	$100,486	$220,574	$(32,190)	$290,219

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2017	13,205	$1,321	$94,384	$168,752	$(25,046)	$239,411
Issuance of restricted stock awards	97	10	(10)	—	—	—
Exercise of stock options	89	8	—	—	—	8
Shares withheld related to net share settlement	(57)	(6)	(509)	—	—	(515)
Share-based compensation	—	—	2,504	—	—	2,504
Net income	—	—	—	17,126	—	17,126

Balance, June 30, 2018	13,334	$1,333	$96,369	$185,878	$(25,046)	$258,534

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$16,477	$17,126
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	49,057	39,718
Depreciation and amortization	5,327	4,071
Loss on disposal of property and equipment	41	50
Share-based compensation	2,192	2,504
Fair value adjustment on interest rate caps	243	(139)
Deferred income taxes, net	(1,185)	(1,129)
Changes in operating assets and liabilities:
Increase in other assets	(473)	(1,271)
Decrease in accounts payable and accrued expenses	(5,072)	(840)

Net cash provided by operating activities	66,607	60,090

Cash flows from investing activities:
Net originations of finance receivables	(91,348)	(69,954)
Purchases of intangible assets	(993)	(1,183)
Purchases of property and equipment	(2,418)	(1,667)
Proceeds from disposal of property and equipment	49	—

Net cash used in investing activities	(94,710)	(72,804)

Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	17,516	(68,870)
Payments on amortizing loan	(9,391)	(20,487)
Net advances (payments) on revolving warehouse credit facility	20,748	(36,374)
Net advances (payments) on securitizations	(70)	150,000
Payments for debt issuance costs	(386)	(3,730)
Taxes paid related to net share settlement of equity awards	(814)	(687)
Repurchase of common stock	(7,144)	—

Net cash provided by financing activities	20,459	19,852

Net change in cash and restricted cash	(7,644)	7,138
Cash and restricted cash at beginning of period	50,141	22,017

Cash and restricted cash at end of period	$42,497	$29,155

Supplemental cash flow information:
Interest paid	$17,059	$14,249

Income taxes paid	$9,121	$5,543

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash	$694	$3,657	$2,799	$5,230
Restricted cash	41,803	46,484	26,356	16,787

Total cash and restricted cash	$42,497	$50,141	$29,155	$22,017

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile loans, but it ceased such originations in November 2017. As of June 30, 2019, the Company operated under the name “Regional Finance” in 356 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States.

The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s small and large loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. Consequently, the Company experiences seasonal fluctuations in its operating results and cash needs.

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

In June 2016, the FASB issued an accounting update significantly changing the impairment model for estimating credit losses on financial assets. The current incurred loss impairment model requires the recognition of credit losses when it is probable that a loss has been incurred. The incurred loss model will be replaced by an expected credit loss model, which requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial asset. The new expected credit loss model will require earlier recognition of credit losses as compared to the incurred loss approach. The expected credit loss model uses historical experience, current conditions, and reasonable and supportable forecasts to estimate lifetime expected credit losses. This accounting update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted.

The Company’s cross-functional implementation team, expected credit loss software vendor, and expected credit loss consulting team are progressing with the established project plan to ensure compliance with all facets of the accounting update at the time of adoption. The Company believes the implementation of the accounting update will have a material adverse effect on the Company’s consolidated financial statements. The adoption of this standard will cause an increase to the allowance for credit losses, an increase to deferred tax assets, and a corresponding one-time cumulative reduction to retained earnings, net of tax, in the consolidated balance sheet as of January 1, 2020. The implementation of the accounting update will not result in changes in the cash flows of the financial assets and will not require existing debt covenants to be modified. The accounting update will require expanded disclosures related to the new model. As the implementation plan progresses, the Company will provide further disclosure in the future regarding the impact of the update on its consolidated financial statements.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

In thousands	June 30, 2019	December 31, 2018
Small loans	$431,214	$437,662
Large loans	498,757	437,998
Automobile loans	15,686	26,154
Retail loans	27,777	30,429

Finance receivables	$973,434	$932,243

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	June 30, 2019
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$347,335	80.6%	$425,496	85.3%	$11,168	71.2%	$21,216	76.3%	$805,215	82.7%
1 to 29 days past due	50,603	11.7%	47,814	9.6%	3,224	20.6%	4,376	15.8%	106,017	10.9%

Delinquent accounts
30 to 59 days	11,270	2.5%	9,424	1.8%	565	3.5%	823	3.0%	22,082	2.3%
60 to 89 days	7,430	1.7%	5,781	1.2%	279	1.8%	471	1.7%	13,961	1.4%
90 to 119 days	5,391	1.3%	4,089	0.9%	145	1.0%	337	1.2%	9,962	1.1%
120 to 149 days	4,554	1.1%	3,105	0.6%	163	1.0%	267	1.0%	8,089	0.8%
150 to 179 days	4,631	1.1%	3,048	0.6%	142	0.9%	287	1.0%	8,108	0.8%

Total delinquency	$33,276	7.7%	$25,447	5.1%	$1,294	8.2%	$2,185	7.9%	$62,202	6.4%

Total finance receivables	$431,214	100.0%	$498,757	100.0%	$15,686	100.0%	$27,777	100.0%	$973,434	100.0%

Finance receivables in nonaccrual status	$16,168	3.7%	$11,849	2.4%	$713	4.5%	$1,007	3.6%	$29,737	3.1%

	December 31, 2018
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$347,053	79.3%	$365,950	83.6%	$17,767	67.9%	$23,392	76.9%	$754,162	80.9%
1 to 29 days past due	49,946	11.4%	45,234	10.3%	6,304	24.1%	4,436	14.6%	105,920	11.4%

Delinquent accounts
30 to 59 days	12,168	2.8%	8,768	2.0%	751	2.9%	842	2.7%	22,529	2.3%
60 to 89 days	9,555	2.2%	6,779	1.5%	421	1.6%	627	2.1%	17,382	1.9%
90 to 119 days	7,202	1.6%	4,407	1.0%	241	0.9%	429	1.4%	12,279	1.3%
120 to 149 days	6,266	1.4%	3,823	0.9%	434	1.7%	367	1.2%	10,890	1.2%
150 to 179 days	5,472	1.3%	3,037	0.7%	236	0.9%	336	1.1%	9,081	1.0%

Total delinquency	$40,663	9.3%	$26,814	6.1%	$2,083	8.0%	$2,601	8.5%	$72,161	7.7%

Total finance receivables	$437,662	100.0%	$437,998	100.0%	$26,154	100.0%	$30,429	100.0%	$932,243	100.0%

Finance receivables in nonaccrual status	$22,549	5.2%	$14,379	3.3%	$1,359	5.2%	$1,276	4.2%	$39,563	4.2%

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Balance at beginning of period	$56,400	$47,750	$58,300	$48,910
Provision for credit losses	25,714	20,203	49,057	39,718
Credit losses	(26,001)	(20,666)	(52,378)	(42,686)
Recoveries	1,087	1,163	2,221	2,508

Balance at end of period	$57,200	$48,450	$57,200	$48,450

In September 2018, the Company recorded a $3.9 million increase to the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by hurricanes. As of June 30, 2019, the allowance for credit losses no longer requires or includes an incremental hurricane allowance.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance April 1, 2019	Provision	Credit Losses	Recoveries	Balance June 30, 2019	Finance Receivables June 30, 2019	Allowance as Percentage of Finance Receivables June 30, 2019
Small loans	$29,793	$13,736	$(14,993)	$598	$29,134	$431,214	6.8%
Large loans	23,217	10,989	(9,550)	398	25,054	498,757	5.0%
Automobile loans	1,470	131	(566)	58	1,093	15,686	7.0%
Retail loans	1,920	858	(892)	33	1,919	27,777	6.9%

Total	$56,400	$25,714	$(26,001)	$1,087	$57,200	$973,434	5.9%

In thousands	Balance April 1, 2018	Provision	Credit Losses	Recoveries	Balance June 30, 2018	Finance Receivables June 30, 2018	Allowance as Percentage of Finance Receivables June 30, 2018
Small loans	$23,366	$12,720	$(12,782)	$665	$23,969	$384,690	6.2%
Large loans	18,589	6,784	(6,002)	327	19,698	392,101	5.0%
Automobile loans	3,316	64	(873)	135	2,642	39,414	6.7%
Retail loans	2,479	635	(1,009)	36	2,141	31,033	6.9%

Total	$47,750	$20,203	$(20,666)	$1,163	$48,450	$847,238	5.7%

In thousands	Balance January 1, 2019	Provision	Credit Losses	Recoveries	Balance June 30, 2019	Finance Receivables June 30, 2019	Allowance as Percentage of Finance Receivables June 30, 2019
Small loans	$30,759	$27,691	$(30,481)	$1,165	$29,134	$431,214	6.8%
Large loans	23,702	19,440	(18,887)	799	25,054	498,757	5.0%
Automobile loans	1,893	240	(1,218)	178	1,093	15,686	7.0%
Retail loans	1,946	1,686	(1,792)	79	1,919	27,777	6.9%

Total	$58,300	$49,057	$(52,378)	$2,221	$57,200	$973,434	5.9%

In thousands	Balance January 1, 2018	Provision	Credit Losses	Recoveries	Balance June 30, 2018	Finance Receivables June 30, 2018	Allowance as Percentage of Finance Receivables June 30, 2018
Small loans	$24,749	$24,003	$(26,156)	$1,373	$23,969	$384,690	6.2%
Large loans	17,548	13,663	(12,198)	685	19,698	392,101	5.0%
Automobile loans	4,025	585	(2,340)	372	2,642	39,414	6.7%
Retail loans	2,588	1,467	(1,992)	78	2,141	31,033	6.9%

Total	$48,910	$39,718	$(42,686)	$2,508	$48,450	$847,238	5.7%

Impaired finance receivables as a percentage of total finance receivables were 3.0% and 2.9% as of June 30, 2019 and December 31, 2018, respectively. The following is a summary of finance receivables evaluated for impairment for the periods indicated:

	June 30, 2019
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$9,839	$18,849	$799	$133	$29,620
Finance receivables evaluated collectively	421,375	479,908	14,887	27,644	943,814

Finance receivables outstanding	$431,214	$498,757	$15,686	$27,777	$973,434

Impaired receivables in nonaccrual status	$1,073	$2,187	$152	$44	$3,456

Amount of the specific reserve for impaired accounts	$4,135	$7,089	$380	$72	$11,676

Amount of the general component of the allowance	$24,999	$17,965	$713	$1,847	$45,524

	December 31, 2018
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$8,361	$17,196	$918	$110	$26,585
Finance receivables evaluated collectively	429,301	420,802	25,236	30,319	905,658

Finance receivables outstanding	$437,662	$437,998	$26,154	$30,429	$932,243

Impaired receivables in nonaccrual status	$1,209	$2,292	$178	$37	$3,716

Amount of the specific reserve for impaired accounts	$3,791	$6,860	$492	$61	$11,204

Amount of the general component of the allowance	$26,968	$16,842	$1,401	$1,885	$47,096

The average recorded investment in impaired finance receivables and the amount of interest income recognized on impaired loans for the periods indicated are as follows:

	Three Months Ended June 30,
	2019		2018
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Small loans	$9,813	$437	$6,272	$248
Large loans	18,584	667	12,318	383
Automobile loans	803	9	1,512	11
Retail loans	134	1	105	1

Total	$29,334	$1,114	$20,207	$643

	Six Months Ended June 30,
	2019		2018
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Small loans	$9,336	$684	$5,868	$499
Large loans	18,011	1,081	11,693	754
Automobile loans	829	17	1,589	52
Retail loans	127	1	101	5

Total	$28,303	$1,783	$19,251	$1,310

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

The Company’s lease liability was $27.5 million as of June 30, 2019. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate on its senior revolving credit facility. The lease asset was $25.6 million as of June 30, 2019. This asset includes right-of-use assets equaling the lease liability, net of prepaid rent and deferred rents that existed as of the adoption of the new lease standard.

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

Future maturities of the Company’s operating lease liabilities are as follows:

In thousands	June 30, 2019
2019 (remaining six months)	$3,015
2020	7,224
2021	5,901
2022	4,607
2023	4,011
Thereafter	7,262

Total future minimum lease payments	32,020
Present value adjustment	(4,566)

Operating lease liability	$27,454

The following table present the Company’s lease expense for the periods indicated:

In thousands	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating leases	$1,936	$3,868
Short-term leases	86	167

Total lease expense	$2,022	$4,035

Supplemental cash flow and non-cash information related to the Company’s operating leases are presented below:

In thousands	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for operating leases	$1,695	$3,433
Lease assets and liabilities acquired (1)	$2,300	$6,125

(1)	Excludes $24.1 million of lease assets and liabilities recorded on the transition date.

As of June 30, 2019, the weighted-average remaining lease term and weighted-average discount rate were 5.4 years and 5.54%, respectively.

Note 5. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	June 30, 2019			December 31, 2018
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$345,590	$(1,413)	$344,177	$328,074	$(1,604)	$326,470
Amortizing loan	12,251	(113)	12,138	21,642	(201)	21,441
Revolving warehouse credit facility	50,874	(1,474)	49,400	30,126	(1,899)	28,227
RMIT 2018-1 securitization	150,246	(2,203)	148,043	150,246	(2,849)	147,397
RMIT 2018-2 securitization	130,349	(2,154)	128,195	130,419	(2,605)	127,814

Total	$689,310	$(7,357)	$681,953	$660,507	$(9,158)	$651,349

Unused amount of revolving credit facilities (subject to borrowing base)	$368,456			$406,600

Senior Revolving Credit Facility: In June 2017, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $585 million to $638 million and extend the maturity of the facility from August 2019 to June 2020. The facility has an accordion provision that allows for the expansion of the facility to $700 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, plus 70% of eligible unsecured finance receivables. These advance rates are subject to adjustment at certain credit quality levels (81% of eligible secured finance receivables and 66% of eligible unsecured finance receivables as of June 30, 2019). As of June 30, 2019, the Company had $67.7 million of eligible borrowing capacity under the facility. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity the Company elects between one and six months, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 2.40% and 2.50% at June 30, 2019 and December 31, 2018, respectively. Alternatively, the Company may pay interest at the prime rate, plus a 2.00% margin, increasing to 2.25% when the availability percentage is below 10%. The prime rate was 5.50% at both June 30, 2019 and December 31, 2018. The Company pays an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $413.0 million.

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

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $29.3 million and $33.5 million as of June 30, 2019 and December 31, 2018, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

Amortizing Loan: In November 2017, the Company and its wholly-owned SPE, Regional Management Receivables, LLC (“RMR I”), amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan. The amended and restated credit agreement provided for an additional advance in the amount of $37.8 million and extended the maturity date to December 2024. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR I. Advances on the loan were capped at 88% of eligible finance receivables. RMR I held $1.3 million in restricted cash reserves as of June 30, 2019 to satisfy provisions of the credit agreement. Borrowings previously bore interest, payable monthly, at a rate of 3.00%. In February 2018, the advance rate lowered to 85% and the interest rate increased to 3.25%. The credit agreement allows the Company to prepay the loan when the outstanding balance falls below 20% of the original loan amount.

Revolving Warehouse Credit Facility: In August 2018, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended the June 2017 credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to February 2020 and February 2021, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The Company elected to expand the facility to $150 million from May 2018 to August 2018. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. RMR II held $0.6 million in restricted cash reserves as of June 30, 2019 to satisfy provisions of the credit agreement. Borrowings under the facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. In October 2017 and February 2018, the margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with the Company’s conversion to a new loan origination and servicing system. The August 2018 amendment to the credit agreement further decreased the margin to 2.20%. The three-month LIBOR was 2.32% and 2.81% at June 30, 2019 and December 31, 2018, respectively. RMR II pays an unused commitment fee of between 0.35% and 0.85% based upon the average daily utilization of the facility.

RMIT 2018-1 Securitization: In June 2018, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and its indirect wholly-owned SPE, Regional Management Issuance Trust 2018-1 (“RMIT 2018-1”), completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2018-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-1. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. RMIT 2018-1 held $1.7 million in restricted cash reserves as of June 30, 2019 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.93%. Prior to maturity in July 2027, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period.

RMIT 2018-2 Securitization: In December 2018, the Company, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2018-2 (“RMIT 2018-2”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. RMIT 2018-2 held $1.4 million in restricted cash reserves as of June 30, 2019 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period.

The carrying amounts of consolidated VIE assets and liabilities are as follows:

In thousands	June 30, 2019	December 31, 2018
Assets
Cash	$167	$168
Finance receivables	356,679	342,481
Allowance for credit losses	(17,406)	(18,378)
Restricted cash	34,268	39,361
Other assets	129	75

Total assets	$373,837	$363,707

Liabilities
Net long-term debt	$337,776	$324,879
Accounts payable and accrued expenses	83	25

Total liabilities	$337,859	$324,904

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At June 30, 2019, the Company was in compliance with all debt covenants.

Note 6. Stockholders’ Equity

Stock repurchase program: In May 2019, the Company’s Board of Directors (“Board”) authorized a new stock repurchase program allowing for the repurchase of up to $25.0 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately and extends through May 6, 2021. As of June 30, 2019, the Company had repurchased 285 thousand shares of common stock at a total cost of $7.1 million.

Note 7. Disclosure About Fair Value of Financial Instruments

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	June 30, 2019		December 31, 2018
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$694	$694	$3,657	$3,657
Restricted cash	41,803	41,803	46,484	46,484
Level 2 inputs
Interest rate caps	6	6	249	249
Level 3 inputs
Net finance receivables	916,234	916,234	873,943	873,943
Repossessed assets	122	122	124	124
Liabilities
Level 3 inputs
Long-term debt	689,310	689,310	660,507	660,507

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

Note 8. Income Taxes

The Company recognizes tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of the consolidated statements of income. Income tax expense was $2.7 million and $2.6 million for the three months ended June 30, 2019 and 2018, respectively. Included in these amounts are $0.1 million of tax deficiencies and $0.2 million of tax benefits from share-based awards for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded income tax expense of $5.1 million and $5.3 million, respectively. Included in these amounts are tax benefits from share-based awards of $0.1 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

Note 9. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2019	2018	2019	2018
Numerator:
Net income	$8,369	$8,482	$16,477	$17,126

Denominator:
Weighted-average shares outstanding for basic earnings per share	11,706	11,658	11,709	11,638
Effect of dilutive securities	316	480	340	446

Weighted-average shares adjusted for dilutive securities	12,022	12,138	12,049	12,084

Earnings per share:
Basic	$0.71	$0.73	$1.41	$1.47

Diluted	$0.70	$0.70	$1.37	$1.42

Options to purchase 290 thousand and 138 thousand shares of common stock were outstanding during the three and six months ended June 30, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 10. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of June 30, 2019, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.55 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of June 30, 2019, there were 0.9 million shares available for grant under the 2015 Plan.

For the three months ended June 30, 2019 and 2018, the Company recorded share-based compensation expense of $1.2 million and $1.3 million, respectively. The Company recorded $2.2 million and $2.5 million in share-based compensation for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, unrecognized share-based compensation expense to be recognized over future periods approximated $7.8 million. This amount will be recognized as expense over a weighted-average period of 1.9 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

Long-term incentive program: The Company issues non-qualified stock options, performance-contingent restricted stock units (“RSUs”), cash-settled performance units (“CSPUs”), and restricted stock awards (“RSAs”) to certain members of senior management under a long-term incentive program (“LTIP”). The CSPUs are cash incentive awards, and the associated expense is not based on the market price of the Company’s common stock. Recurring annual grants are made at the discretion of the Board. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSUs and CSPUs that may be earned can range from 0% to 150% of target based on the percentile ranking of the Company’s compound annual growth rate of net income and net income per share compared to a public company peer group over a three-year performance period.

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

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Six Months Ended June 30,
	2019	2018
Expected volatility	41.14%	41.63%
Expected dividends	0.00%	0.00%
Expected term (in years)	6.0	6.0
Risk-free rate	2.55%	2.66%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the six months ended June 30, 2019:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	981	$18.69
Granted	100	27.89
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at June 30, 2019	1,081	$19.55	6.4	$7,936

Options exercisable at June 30, 2019	871	$17.83	5.8	$7,715

The following table provides additional NQSO information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2019	2018	2019	2018
Weighted-average grant date fair value per share	$—	$—	$12.07	$12.39
Intrinsic value of options exercised	$—	$574	$—	$1,604
Fair value of NQSOs that vested	$—	$—	$—	$199

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the six months ended June 30, 2019:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2019	182	$21.89
Granted (target)	39	27.89
Achieved performance adjustment (1)	8	16.98
Vested	(54)	16.98
Forfeited	—	—

Non-vested units at June 30, 2019	175	$24.55

(1)	The 2016 LTIP RSUs were earned and vested at 116.5% of target, as described in greater detail in the Company’s definitive proxy statement filed with the SEC on March 27, 2019.

The following table provides additional RSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per unit amounts	2019	2018	2019	2018
Weighted-average grant date fair value per unit	$—	$—	$27.89	$28.25
Fair value of RSUs that vested	$—	$—	$916	$—

Restricted stock awards: The fair value and compensation expense of RSAs are calculated using the Company’s closing stock price on the date of grant.

The following table summarizes RSA activity during the six months ended June 30, 2019:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2019	71	$26.95
Granted	138	26.92
Vested	(28)	32.36
Forfeited	(2)	27.22

Non-vested shares at June 30, 2019	179	$26.06

The following table provides additional RSA information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2019	2018	2019	2018
Weighted-average grant date fair value per share	$24.66	$34.39	$26.92	$24.70
Fair value of RSAs that vested	$810	$651	$918	$711

Note 11. Commitments and Contingencies

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

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (which was filed with the SEC on March 8, 2019), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (which was filed on May 8, 2019), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. We operate under the name “Regional Finance” in 356 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, serving 404,900 active accounts, as of June 30, 2019. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our loan portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of June 30, 2019, we had 272.0 thousand small installment loans outstanding, representing $431.2 million in finance receivables. This included 106.5 thousand small loan convenience checks, representing $158.9 million in finance receivables.

•

Large Loans (>$2,500) – As of June 30, 2019, we had 111.1 thousand large installment loans outstanding, representing $498.8 million in finance receivables. This included 3.8 thousand large loan convenience checks, representing $11.1 million in finance receivables.

•	Retail Loans – As of June 30, 2019, we had 19.4 thousand retail purchase loans outstanding, representing $27.8 million in finance receivables.

•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Small and large installment loans are our core loan products and will be the drivers of our future growth. We ceased originating automobile purchase loans in November 2017 to focus on growing our core loan portfolio, but we continue to own and service the automobile loans that we previously originated. As of June 30, 2019, we had 2.4 thousand automobile loans outstanding, representing $15.7 million in finance receivables. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. Consequently, we experience seasonal fluctuations in our operating results and cash needs.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 14.7% from $744.2 million in 2017 to $853.8 million in 2018. Average finance receivables grew 13.9% from $816.2 million in the first six months of 2018 to $929.7 million in the first six months of 2019. We source our loans through our branches, direct mail program, retail partners, digital partners, and consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened one new branch and consolidated three branches during the first six months of 2018. We opened two new branches and consolidated five branches during the first six months of 2019. We believe that we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of June 30, 2019, we held three interest rate cap contracts with an aggregate notional principal amount of $350.0 million. The interest rate caps have maturities of April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate). As of June 30, 2019, the one-month LIBOR was 2.40%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate. In addition, the interest rate on a portion of our long-term debt (the amortizing loan, RMIT 2018-1 securitization, and RMIT 2018-2 securitization (each as described below)) is fixed. As of June 30, 2019, 42.5% of our long-term debt was at a fixed rate.

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our operating expense ratio (annualized sum of general and administrative expenses divided by average finance receivables) was 16.3% for the first six months of 2019, compared to 16.6% for the first six months of 2018. We believe that this ratio is generally in line with industry standards for companies of our size, and we expect that it will continue to decline in future years as we continue to grow our loan portfolio and control expense growth.

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

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of June 30, 2019, the restricted cash balance for these cash reserves was $7.5 million. The unaffiliated insurance company maintains the reserves for non-life claims.

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

General and Administrative Expenses. Our general and administrative expenses are comprised of four categories: personnel, occupancy, marketing, and other. We measure our general and administrative expenses as a percentage of average finance receivables, which we refer to as our operating expense ratio.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average finance receivables (annualized):

	2Q 19		2Q 18		YTD 19		YTD 18
In thousands	Amount	% of Average Finance Receivables	Amount	% of Average Finance Receivables	Amount	% of Average Finance Receivables	Amount	% of Average Finance Receivables
Revenue
Interest and fee income	$75,974	32.5%	$66,829	32.7%	$150,296	32.3%	$132,980	32.6%
Insurance income, net	5,066	2.2%	2,882	1.4%	9,179	2.0%	6,271	1.5%
Other income	3,234	1.4%	2,705	1.3%	6,547	1.4%	5,790	1.4%

Total revenue	84,274	36.1%	72,416	35.4%	166,022	35.7%	145,041	35.5%

Expenses
Provision for credit losses	25,714	11.0%	20,203	9.9%	49,057	10.6%	39,718	9.7%
Personnel	22,511	9.6%	19,390	9.5%	44,904	9.7%	40,618	10.0%
Occupancy	6,210	2.7%	5,478	2.7%	12,375	2.7%	11,096	2.7%
Marketing	2,261	1.0%	2,258	1.1%	3,912	0.8%	3,711	0.9%
Other	6,761	2.9%	6,089	2.9%	14,735	3.1%	12,382	3.0%

Total general and administrative	37,743	16.2%	33,215	16.2%	75,926	16.3%	67,807	16.6%
Interest expense	9,771	4.2%	7,915	3.9%	19,492	4.2%	15,092	3.7%

Income before income taxes	11,046	4.7%	11,083	5.4%	21,547	4.6%	22,424	5.5%
Income taxes	2,677	1.1%	2,601	1.3%	5,070	1.1%	5,298	1.3%

Net income	$8,369	3.6%	$8,482	4.1%	$16,477	3.5%	$17,126	4.2%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following table summarizes the quarterly trend of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	2Q 18	3Q 18	4Q 18	1Q 19	2Q 19	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$66,829	$72,128	$75,013	$74,322	$75,974	$1,652	$9,145
Insurance income, net	2,882	2,898	5,624	4,113	5,066	953	2,184
Other income	2,705	2,890	3,112	3,313	3,234	(79)	529

Total revenue	72,416	77,916	83,749	81,748	84,274	2,526	11,858

Expenses
Provision for credit losses	20,203	23,640	23,698	23,343	25,714	(2,371)	(5,511)
Personnel	19,390	21,376	22,074	22,393	22,511	(118)	(3,121)
Occupancy	5,478	5,490	5,933	6,165	6,210	(45)	(732)
Marketing	2,258	2,132	1,902	1,651	2,261	(610)	(3)
Other	6,089	6,863	6,707	7,974	6,761	1,213	(672)

Total general and administrative	33,215	35,861	36,616	38,183	37,743	440	(4,528)
Interest expense	7,915	8,729	9,643	9,721	9,771	(50)	(1,856)

Income before income taxes	11,083	9,686	13,792	10,501	11,046	545	(37)
Income taxes	2,601	2,237	3,022	2,393	2,677	(284)	(76)

Net income	$8,482	$7,449	$10,770	$8,108	$8,369	$261	$(113)

Net income per common share:
Basic	$0.73	$0.64	$0.92	$0.69	$0.71	$0.02	$(0.02)

Diluted	$0.70	$0.61	$0.90	$0.67	$0.70	$0.03	$—

Weighted-average shares outstanding:
Basic	11,658	11,672	11,672	11,712	11,706	6	(48)

Diluted	12,138	12,133	12,010	12,076	12,022	54	116

Net interest margin	$64,501	$69,187	$74,106	$72,027	$74,503	$2,476	$10,002

Net credit margin	$44,298	$45,547	$50,408	$48,684	$48,789	$105	$4,491

	Balance Sheet Quarterly Trend
	2Q 18	3Q 18	4Q 18	1Q 19	2Q 19	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$868,220	$893,279	$956,395	$953,467	$1,019,316	$65,849	$151,096

Finance receivables	$847,238	$888,076	$932,243	$912,250	$973,434	$61,184	$126,196

Allowance for credit losses	$48,450	$55,300	$58,300	$56,400	$57,200	$800	$8,750

Long-term debt	$595,765	$611,593	$660,507	$628,786	$689,310	$60,524	$93,545

	Other Key Metrics Quarterly Trend
	2Q 18	3Q 18	4Q 18	1Q 19	2Q 19	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	32.7%	33.2%	32.9%	32.1%	32.5%	0.4%	(0.2)%

Operating expense ratio (1)	16.2%	16.5%	16.1%	16.5%	16.2%	(0.3)%	0.0%

30+ contractual delinquency	6.3%	7.1%	7.7%	7.0%	6.4%	(0.6)%	0.1%

Net credit loss (2)	9.5%	7.7%	9.1%	10.9%	10.7%	(0.2)%	1.2%

Book value per share	$21.93	$22.68	$23.70	$24.15	$24.88	$0.73	$2.95

(1)	Annualized general and administrative expenses as a percentage of average finance receivables.
(2)	Annualized net credit losses as a percentage of average finance receivables.

Comparison of June 30, 2019, Versus June 30, 2018

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $46.5 million, or 12.1%, to $431.2 million at June 30, 2019, from $384.7 million at June 30, 2018. The increase was primarily due to increased marketing and growth in receivables in branches opened during 2018.

•

Large Loans (>$2,500) – Large loans outstanding increased by $106.7 million, or 27.2%, to $498.8 million at June 30, 2019, from $392.1 million at June 30, 2018. The increase was primarily due to increased marketing, the transition of small loan customers to large loans, and growth in receivables in branches opened during 2018.

•

Automobile Loans – Automobile loans outstanding decreased by $23.7 million, or 60.2%, to $15.7 million at June 30, 2019, from $39.4 million at June 30, 2018. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio.

•	Retail Loans – Retail loans outstanding decreased by $3.3 million, or 10.5%, to $27.8 million at June 30, 2019, from $31.0 million at June 30, 2018.

	Finance Receivables by Product
In thousands	2Q 19	1Q 19	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	2Q 18	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$431,214	$421,712	$9,502	2.3%	$384,690	$46,524	12.1%
Large loans	498,757	440,707	58,050	13.2%	392,101	106,656	27.2%

Total core loans	929,971	862,419	67,552	7.8%	776,791	153,180	19.7%
Automobile loans	15,686	20,511	(4,825)	(23.5)%	39,414	(23,728)	(60.2)%
Retail loans	27,777	29,320	(1,543)	(5.3)%	31,033	(3,256)	(10.5)%

Total finance receivables	$973,434	$912,250	$61,184	6.7%	$847,238	$126,196	14.9%

Number of branches at period end	356	360	(4)	(1.1)%	340	16	4.7%
Average finance receivables per branch	$2,734	$2,534	$200	7.9%	$2,492	$242	9.7%

Comparison of the Three Months Ended June 30, 2019, Versus the Three Months Ended June 30, 2018

Net Income. Net income decreased $0.1 million, or 1.3%, to $8.4 million during the three months ended June 30, 2019, from $8.5 million during the prior-year period. The decrease was primarily due to an increase in provision for credit losses of $5.5 million, an increase in general and administrative expenses of $4.5 million, and an increase in interest expense of $1.9 million, offset by an increase in revenue of $11.9 million.

Revenue. Total revenue increased $11.9 million, or 16.4%, to $84.3 million during the three months ended June 30, 2019, from $72.4 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $9.1 million, or 13.7%, to $76.0 million during the three months ended June 30, 2019, from $66.8 million during the prior-year period. The increase was primarily due to a 14.2% increase in average finance receivables, offset by a 0.2% decrease in average yield.

The following table sets forth the average finance receivables balance and average yield for our loan products:

	Average Finance Receivables for the Quarter Ended			Average Yields for the Quarter Ended
In thousands	2Q 19	2Q 18	YoY % Inc (Dec)	2Q 19	2Q 18	YoY % Inc (Dec)
Small loans	$419,349	$366,647	14.4%	38.6%	40.1%	(1.5)%
Large loans	468,305	375,836	24.6%	28.6%	28.6%	0.0%
Automobile loans	17,933	43,980	(59.2)%	14.6%	16.0%	(1.4)%
Retail loans	28,786	31,530	(8.7)%	18.8%	18.8%	0.0%

Total interest and fee yield	$934,373	$817,993	14.2%	32.5%	32.7%	(0.2)%

Small loan yields decreased 1.5% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Large loan and retail loan yields remained constant compared to the prior-year period. Automobile loan yields decreased 1.4% compared to the prior-year period. We anticipate that the automobile loan yields will remain at the current level or decline due to higher-yielding loans paying off or renewing into large loans, leaving the lower-yielding loans in the liquidating automobile loan portfolio.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated
In thousands	2Q 19	1Q 19	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	2Q 18	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$174,440	$129,245	$45,195	35.0%	$165,023	$9,417	5.7%
Large loans	169,373	84,068	85,305	101.5%	109,186	60,187	55.1%
Retail loans	5,179	6,197	(1,018)	(16.4)%	6,713	(1,534)	(22.9)%

Total net loans originated	$348,992	$219,510	$129,482	59.0%	$280,922	$68,070	24.2%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 2Q 19 Compared to 2Q 18 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$5,279	$(1,363)	$(196)	$3,720
Large loans	6,609	38	9	6,656
Automobile loans	(1,042)	(153)	91	(1,104)
Retail loans	(129)	2	—	(127)
Product mix	(1,209)	1,158	51	—

Total increase in interest and fee income	$9,508	$(318)	$(45)	$9,145

The $9.1 million increase in interest and fee income during the three months ended June 30, 2019 from the prior-year period was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily by growth in our average finance receivables.

Insurance Income, Net. Insurance income, net increased $2.2 million, or 75.8%, to $5.1 million during the three months ended June 30, 2019, from $2.9 million during the prior-year period. Annualized insurance income, net represented 2.2% and 1.4% of average finance receivables during the three months ended June 30, 2019 and the prior-year period, respectively. During both the three months ended June 30, 2019 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums and non-file insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Quarter Ended
In thousands	2Q 19	2Q 18	YoY $ B(W)	YoY % B(W)
Earned premiums	$8,345	$7,507	$838	11.2%
Claims, reserves, and certain direct expenses	(3,279)	(4,625)	1,346	29.1%

Insurance income, net	$5,066	$2,882	$2,184	75.8%

Earned premiums increased by $0.8 million and claims, reserves, and certain direct expenses decreased by $1.3 million, in each case, compared to the prior-year period. The increase in earned premiums was primarily due to loan growth. The decrease in claims, reserves, and certain direct expenses compared to the prior-year period was primarily due to $1.4 million less in non-file insurance claims expense related to our change in business practice to decrease utilization of non-file insurance. The change in business practice to lower utilization of non-file insurance causes substantially offsetting increases to insurance income, net and net credit losses.

Other Income. Other income increased $0.5 million, or 19.6%, to $3.2 million during the three months ended June 30, 2019, from $2.7 million during the prior-year period, due to a $0.4 million increase in commissions earned from the sale of our auto club product and a $0.1 million increase in interest income from restricted cash. Late charges of $2.1 million and $2.0 million represented 64.2% and 74.5% of total other income for the three months ended June 30, 2019 and the prior-year period, respectively. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account. Annualized other income represented 1.4% and 1.3% of average finance receivables during the three months ended June 30, 2019 and the prior-year period, respectively.

Provision for Credit Losses. Our provision for credit losses increased $5.5 million, or 27.3%, to $25.7 million during the three months ended June 30, 2019, from $20.2 million during the prior-year period. The increase was primarily due to an increase in net credit losses of $5.4 million compared to the prior-year period. The annualized provision for credit losses as a percentage of average finance receivables during the three months ended June 30, 2019 was 11.0%, compared to 9.9% during the prior-year period. The three months ended June 30, 2019 and the prior-year period included a 0.8% and 0.2% impact, respectively, from the increase in net credit losses discussed in the insurance income, net paragraph above.

The increase in the provision for credit losses is explained in greater detail below.

Net Credit Losses. Net credit losses increased $5.4 million, or 27.7%, to $24.9 million during the three months ended June 30, 2019, from $19.5 million during the prior-year period. The increase was primarily due to a $116.4 million increase in average finance receivables over the prior-year period. Net credit losses also increased due to credit tightening associated with the implementation of new custom loan origination scorecards for small and large loans. Beginning in mid-2018, we implemented stricter underwriting guidelines, which impacted our small and large loan customers. A portion of our existing small and large loan customers attempted to renew their loans but did not qualify under these tighter underwriting guidelines. As a result, some of these accounts became delinquent and were subsequently charged off. As of March 2019, the new small and large loan scorecards have been implemented across all of our states.

Annualized net credit losses as a percentage of average finance receivables were 10.7% during the three months ended June 30, 2019, compared to 9.5% during the prior-year period. The three months ended June 30, 2019 and the prior-year period included 0.8% and 0.2% impacts, respectively, from the increase in net credit losses discussed in the insurance income, net paragraph above. The current-year period included a 0.6% impact from $1.4 million in net credit losses resulting from the 2018 hurricanes. The prior-year period included a 0.5% impact from $1.1 million in net credit losses resulting from the 2017 hurricanes.

The following table provides net credit losses and the benefit to net credit losses associated with non-file insurance claims expense as a percentage of average finance receivables for the periods indicated:

	Non-File Insurance Impact on Net Credit Loss Rates for the Quarter Ended
	2Q 19	2Q 18
Annualized net credit losses	10.7%	9.5%
Annualized non-file insurance claims benefit	0.6%	1.2%

Delinquency Performance. Our June 30, 2019 contractual delinquency as a percentage of total finance receivables increased to 6.4% from 6.3% as of June 30, 2018, primarily due to credit tightening.

To actively manage the delinquencies and credit losses of our loan portfolios, we have undertaken a number of initiatives to drive improved delinquency results in 2019. For example, we migrated to a new convenience check risk and response model earlier this year. Additionally, custom credit scorecards have been implemented in all 11 states as of March 2019. These initiatives combine to provide an improvement over the previous criteria that were used to underwrite small and large loans.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	2Q 19		2Q 18
Allowance for credit losses	$57,200	5.9%	$48,450	5.7%
Current	805,215	82.7%	704,770	83.1%
1 to 29 days past due	106,017	10.9%	89,510	10.6%

Delinquent accounts:
30 to 59 days	22,082	2.3%	18,886	2.3%
60 to 89 days	13,961	1.4%	12,103	1.4%
90 to 119 days	9,962	1.1%	8,373	1.0%
120 to 149 days	8,089	0.8%	6,857	0.8%
150 to 179 days	8,108	0.8%	6,739	0.8%

Total contractual delinquency	$62,202	6.4%	$52,958	6.3%

Total finance receivables	$973,434	100.0%	$847,238	100.0%

	Contractual Delinquency by Product
In thousands	2Q 19		2Q 18
Small loans	$33,276	7.7%	$28,347	7.4%
Large loans	25,447	5.1%	19,600	5.0%
Automobile loans	1,294	8.2%	2,909	7.4%
Retail loans	2,185	7.9%	2,102	6.8%

Total contractual delinquency	$62,202	6.4%	$52,958	6.3%

Allowance for Credit Losses. We evaluate delinquency and credit losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	2Q 19			2Q 18
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as a Percentage of Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as a Percentage of Finance Receivables
Small loans	$431,214	$29,134	6.8%	$384,690	$23,969	6.2%
Large loans	498,757	25,054	5.0%	392,101	19,698	5.0%

Total core loans	929,971	54,188	5.8%	776,791	43,667	5.6%
Automobile loans	15,686	1,093	7.0%	39,414	2,642	6.7%
Retail loans	27,777	1,919	6.9%	31,033	2,141	6.9%

Total	$973,434	$57,200	5.9%	$847,238	$48,450	5.7%

The allowance for credit losses as a percentage of finance receivables increased to 5.9% as of June 30, 2019, from 5.7% as of June 30, 2018. The increase was primarily due to higher net credit losses as of June 30, 2019, compared to June 30, 2018.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $4.5 million, or 13.6%, to $37.7 million during the three months ended June 30, 2019, from $33.2 million during the prior-year period. Our operating expense ratio (annualized general and administrative expenses as a percentage of average finance receivables) remained constant at 16.2% during the three months ended June 30, 2019 and the prior-year period. We believe that our operating expense ratio will decline in future years as we grow our loan portfolio and control expense growth. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $3.1 million, or 16.1%, to $22.5 million during the three months ended June 30, 2019, from $19.4 million during the prior-year period. Labor expenses increased $1.7 million primarily due to added headcount in our legacy branches, most of which was added to effectively service active account growth that has occurred since June 30, 2018. Personnel expenses related to our 16 net new branches that have opened since the prior-year period contributed to a $0.7 million increase compared to the prior-year period. Branch incentive expenses increased $0.7 million as a result of improved branch performance.

Occupancy. Occupancy expenses increased $0.7 million, or 13.4%, to $6.2 million during the three months ended June 30, 2019, from $5.5 million during the prior-year period. The increase was primarily due to our 16 net new branches that opened since the prior-year period. Additionally, we frequently experience increases in rent, leasehold improvements, and computer equipment expenses as we renew existing branch leases.

Marketing. Marketing expenses remained constant at $2.3 million during both the three months ended June 30, 2019 and the prior-year period. Increased efficiencies of marketing programs enabled us to increase marketing-driven loan volumes and effectively support our expanded branch footprint while holding marketing expenses equal to the prior-year period.

Other Expenses. Other expenses increased $0.7 million, or 11.0%, to $6.8 million during the three months ended June 30, 2019, from $6.1 million during the prior-year period. The increase was primarily due to a $0.3 million increase in collections expense, a $0.1 million increase in legal and settlement expenses, a $0.1 million increase in bank card processing fees, and a $0.1 million increase related to our 16 net new branches that have opened since the prior-year period.

Interest Expense. Interest expense on long-term debt increased $1.9 million, or 23.4%, to $9.8 million during the three months ended June 30, 2019, from $7.9 million during the prior-year period. The increase was primarily due to an increase in the average balance of our long-term debt facilities from finance receivable growth and an increase in interest rates, which combined for a $1.0 million increase in interest expense. The increase in the average balance of our senior revolving credit facility was partially due to stock repurchases of $7.1 million during the three months ended June 30, 2019. Additionally, amortization of debt issuance costs increased $0.5 million, while unused line fees and interest expense related to our interest rate cap contracts increased $0.3 million and $0.1 million, respectively. The annualized average cost of our total long-term debt increased 0.42% to 6.03% during the three months ended June 30, 2019, from 5.61% during the prior-year period. The average cost of our long-term debt has increased as we have diversified our long-term funding sources.

Income Taxes. Income taxes increased $0.1 million, or 2.9%, to $2.7 million during the three months ended June 30, 2019, from $2.6 million during the prior-year period. The increase was primarily due to a $0.2 million decrease in tax benefits related to the exercise and vesting of share-based awards. Our effective tax rates were 24.2% and 23.5% for the three months ended June 30, 2019 and 2018, respectively.

Comparison of the Six Months Ended June 30, 2019, Versus the Six Months Ended June 30, 2018

Net Income. Net income decreased $0.6 million, or 3.8%, to $16.5 million during the six months ended June 30, 2019, from $17.1 million during the prior-year period. The decrease was primarily due to an increase in provision for credit losses of $9.3 million, an increase in general and administrative expenses of $8.1 million, and an increase in interest expense of $4.4 million, offset by an increase in revenue of $21.0 million.

Revenue. Total revenue increased $21.0 million, or 14.5%, to $166.0 million during the six months ended June 30, 2019, from $145.0 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $17.3 million, or 13.0%, to $150.3 million during the six months ended June 30, 2019, from $133.0 million during the prior-year period. The increase was primarily due to a 13.9% increase in average finance receivables, offset by a 0.3% decrease in average yield.

The following table sets forth the average finance receivables balance and average yield for our loan products:

	Average Finance Receivables for the Six Months Ended			Average Yields for the Six Months Ended
In thousands	YTD 19	YTD 18	YoY % Inc (Dec)	YTD 19	YTD 18	YoY % Inc (Dec)
Small loans	$426,732	$368,570	15.8%	38.4%	40.1%	(1.7)%
Large loans	452,975	365,865	23.8%	28.3%	28.5%	(0.2)%
Automobile loans	20,565	49,715	(58.6)%	14.8%	15.7%	(0.9)%
Retail loans	29,415	32,091	(8.3)%	18.7%	18.7%	0.0%

Total interest and fee yield	$929,687	$816,241	13.9%	32.3%	32.6%	(0.3)%

Small loan yields decreased 1.7% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Large loan yields decreased 0.2% compared to the prior-year period primarily due to the maturation of our large loan portfolio and the associated increase in accrued interest and fee reversals on charged-off accounts. Automobile loan yields decreased 0.9% compared to the prior-year period. We anticipate that the automobile loan yields will remain at the current level or decline due to higher-yielding loans paying off or renewing into large loans, leaving the lower-yielding loans in the liquidating automobile loan portfolio.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated
In thousands	YTD 19	YTD 18	YTD $ Inc (Dec)	YTD % Inc (Dec)
Small loans	$303,685	$288,779	$14,906	5.2%
Large loans	253,441	197,959	55,482	28.0%
Retail loans	11,376	14,015	(2,639)	(18.8)%

Total net loans originated	$568,502	$500,753	$67,749	13.5%

The following table summarizes the components of interest and fee income:

	Components of Increase in Interest and Fee Income YTD 19 Compared to YTD 18 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$11,663	$(3,208)	$(506)	$7,949
Large loans	12,422	(342)	(82)	11,998
Automobile loans	(2,288)	(235)	138	(2,385)
Retail loans	(250)	4	—	(246)
Product mix	(3,065)	2,757	308	—

Total increase in interest and fee income	$18,482	$(1,024)	$(142)	$17,316

The $17.3 million increase in interest and fee income during the six months ended June 30, 2019 from the prior-year period was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average finance receivables.

Insurance Income, Net. Insurance income, net increased $2.9 million, or 46.4%, to $9.2 million during the six months ended June 30, 2019, from $6.3 million during the prior-year period. Annualized insurance income, net represented 2.0% and 1.5% of average finance receivables during the six months ended June 30, 2019 and the prior-year period, respectively. During both the six months ended June 30, 2019 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums and non-file insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses
In thousands	YTD 19	YTD 18	YoY $ B(W)	YoY % B(W)
Earned premiums	$16,294	$15,131	$1,163	7.7%
Claims, reserves, and certain direct expenses	(7,115)	(8,860)	1,745	19.7%

Insurance income, net	$9,179	$6,271	$2,908	46.4%

Earned premiums increased by $1.2 million compared to the prior-year period, while claims, reserves, and certain direct expenses decreased $1.7 million compared to the prior-year period. The decrease in claims, reserves, and certain direct expenses compared to the prior-year period was primarily due to $2.5 million less in non-file insurance claims expense related to our change in business practice to decrease utilization of non-file insurance. The change in business practice to lower utilization of non-file insurance causes substantially offsetting increases to insurance income, net and net credit losses. The decrease in non-file claims was offset by increases in other claims, reserves, and certain direct expenses driven by increased volume.

Other Income. Other income increased $0.8 million, or 13.1%, to $6.5 million during the six months ended June 30, 2019, from $5.8 million during the prior-year period, due to a $0.5 million increase in commissions earned from the sale of our auto club product and a $0.4 million increase in interest income from restricted cash. Annualized other income represented 1.4% of average finance receivables during both the six months ended June 30, 2019 and the prior-year period. During the six months ended June 30, 2019, late charges represented 67.6% of total other income, compared to 75.6% during the prior-year period. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account.

Provision for Credit Losses. Our provision for credit losses increased $9.3 million, or 23.5%, to $49.1 million during the six months ended June 30, 2019, from $39.7 million during the prior-year period. The increase was due to an increase in net credit losses of $10.0 million, offset by a $0.6 million increase in the amount of allowance for credit losses released in the current-year period compared to the prior-year period. The annualized provision for credit losses as a percentage of average finance receivables during the six months ended June 30, 2019 was 10.6%, compared to 9.7% during the prior-year period. The six months ended June 30, 2019 and the prior-year period included a 0.7% and 0.2% impact, respectively, from the increase in net credit losses discussed in the insurance income, net paragraph above.

The increase in the provision for credit losses is explained in greater detail below.

Net Credit Losses. Net credit losses increased $10.0 million, or 24.8%, to $50.2 million during the six months ended June 30, 2019, from $40.2 million during the prior-year period. The increase was primarily due to a $113.4 million increase in average finance receivables over the prior-year period. Net credit losses during the current-year period that were attributable to the 2018 hurricanes were $0.5 million higher than net credit losses during the prior-year period that were attributable to the 2017 hurricanes.

Annualized net credit losses as a percentage of average finance receivables were 10.8% during the six months ended June 30, 2019, compared to 9.8% during the prior-year period. The six months ended June 30, 2019 and the prior-year period included 0.7% and 0.2% impacts, respectively, from the increase in net credit losses discussed in the insurance income, net paragraph above. The current-year period included a 0.5% impact from the $2.3 million in net credit losses resulting from the 2018 hurricanes. The prior-year period included a 0.4% impact from the $1.8 million in net credit losses resulting from the 2017 hurricanes.

The following table provides net credit losses and the benefit to net credit losses associated with non-file insurance claims expense as a percentage of average finance receivables for the periods indicated:

	Non-File Insurance Impact on Net Credit Loss Rates for the Six Months Ended
	YTD 19	YTD 18
Annualized net credit losses	10.8%	9.8%
Annualized non-file insurance claims benefit	0.7%	1.2%

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $8.1 million, or 12.0%, to $75.9 million during the six months ended June 30, 2019, from $67.8 million during the prior-year period. Our operating expense ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased to 16.3% during the six months ended June 30, 2019, from 16.6% during the prior-year period. We believe that our operating expense ratio will continue to decline in future years as we continue to grow our loan portfolio and control expense growth. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $4.3 million, or 10.6%, to $44.9 million during the six months ended June 30, 2019, from $40.6 million during the prior-year period. Labor expenses increased $3.6 million due to added headcount in our legacy branches to effectively service active account growth since June 30, 2018. Additional personnel expenses related to our 16 net new branches that opened since June 30, 2018 were $1.5 million. These increases were offset by a decrease in corporate incentive expenses of $0.8 million.

Occupancy. Occupancy expenses increased $1.3 million, or 11.5%, to $12.4 million during the six months ended June 30, 2019, from $11.1 million during the prior-year period. The increase was primarily due to our 16 net new branches that opened since the prior-year period. Additionally, we frequently experience increases in rent, leasehold improvements, and computer equipment expenses as we renew existing branch leases.

Marketing. Marketing expenses increased $0.2 million, or 5.4%, to $3.9 million during the six months ended June 30, 2019, from $3.7 million during the prior-year period. The increase was due to increased convenience check mailings and expanded digital marketing related to our 16 net new branches that opened since June 30, 2018.

Other Expenses. Other expenses increased $2.4 million, or 19.0%, to $14.7 million during the six months ended June 30, 2019, from $12.4 million during the prior-year period. Collections expense and legal and settlement expenses each increased $0.6 million compared to the prior-year period. Lender custodian fees increased $0.3 million as a result of the RMIT 2018-2 securitization, which was completed in December 2018. Additional increases compared to the prior-year period include audit and professional fees of $0.2 million, bank card processing fees of $0.2 million, and expenses related to our 16 net new branches that opened since June 30, 2018 of $0.2 million.

Interest Expense. Interest expense on long-term debt increased $4.4 million, or 29.2%, to $19.5 million during the six months ended June 30, 2019, from $15.1 million during the prior-year period. The increase was primarily due to an increase in the average balance of our long-term debt facilities from finance receivable growth and an increase in interest rates, which combined for a $2.5 million increase in interest expense. The increase in the average balance of our senior revolving credit facility was partially due to stock repurchases of $7.1 million during the six months ended June 30, 2019. Additionally, amortization of debt issuance costs increased $0.9 million, while unused line fees and interest expense related to our interest rate cap contracts increased $0.6 million and $0.4 million, respectively. The annualized average cost of our total long-term debt increased 0.68% to 6.04% during the six months ended June 30, 2019, from 5.36% during the prior-year period. The average cost of our long-term debt has increased as we have diversified our long-term funding sources.

Income Taxes. Income taxes decreased $0.2 million, or 4.3%, to $5.1 million during the six months ended June 30, 2019, from $5.3 million during the prior-year period. The decrease was primarily due to a decrease in income before income taxes of $0.9 million, offset by a decrease in tax benefits related to the exercise of stock options. Our effective tax rates were 23.5% and 23.6% for the six months ended June 30, 2019 and the prior-year period, respectively.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. In connection with our plans to improve our technology infrastructure and to expand our branch network in future years, we expect to incur approximately $9.0 million to $12.0 million of expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our senior revolving credit facility, revolving warehouse credit facility, amortizing loan, and, more recently, asset-backed securitization transactions, all of which are described below. We had a funded debt-to-equity ratio of 2.4 to 1.0 and a shareholder equity ratio of 28.4% as of June 30, 2019.

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

In May 2019, the Board authorized the repurchase of up to $25.0 million of our outstanding shares of common stock. The authorization was effective immediately and extends through May 6, 2021. Stock repurchases under the program may be made in the open market at prevailing market prices, through privately negotiated transactions, or through other structures in accordance with applicable federal securities laws, at times and in amounts as management deems appropriate. The timing and the amount of any common stock repurchases will be determined by our management based on its evaluation of market conditions, our liquidity needs, legal and contractual requirements and restrictions (including covenants in our credit agreements), share price, and other factors. The repurchase program does not obligate us to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice. We intend to fund the program with a combination of cash and debt. As of June 30, 2019, we had repurchased 285 thousand shares of our common stock for an aggregate purchase price of $7.1 million.

We are continuing to seek ways to diversify our long-term funding sources, though new funding sources may be more expensive than our existing funding sources.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased $6.5 million, or 10.8%, to $66.6 million during the six months ended June 30, 2019, from $60.1 million during the prior-year period. The increase was primarily due to an increase in net income before provision for credit losses, offset by a decrease in accounts payable and accrued expenses.

Investing Activities. Investing activities consist of originations and purchases of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the six months ended June 30, 2019 was $94.7 million, compared to $72.8 million during the prior-year period, a net increase of $21.9 million. The increase in cash used was primarily due to increased net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. During the six months ended June 30, 2019, net cash provided by financing activities was $20.5 million, compared to $19.9 million during the prior-year period, a net increase of $0.6 million. The increase in cash provided was primarily a result of an increase in net advances on debt instruments of $4.5 million and a decrease in payments for debt issuance costs of $3.3 million, offset by a $7.1 million increase in cash used in the repurchase of our common stock.

Financing Arrangements.

Senior Revolving Credit Facility. In June 2017, we amended and restated our senior revolving credit facility to, among other things, increase the availability under the facility from $585 million to $638 million and extend the maturity of the facility from August 2019 to June 2020. The facility has an accordion provision that allows for the expansion of the facility to $700 million. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables and 70% of eligible unsecured finance receivables. These advance rates are subject to adjustment at certain credit quality levels (81% of eligible secured finance receivables and 66% of eligible unsecured finance receivables as of June 30, 2019). As of June 30, 2019, we had $67.7 million of eligible borrowing capacity under the facility. Borrowings under the facility bear interest, payable monthly, at rates equal to LIBOR of a maturity we elect between one and six months (one-month LIBOR was 2.40% as of June 30, 2019), with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. Alternatively, we may pay interest at the prime rate (5.50% as of June 30, 2019) plus a 2.00% margin, increasing to 2.25% when the availability percentage is below 10%. We also pay an unused line fee of 0.50% per annum, payable monthly. This fee decreases to 0.375% when the average outstanding balance exceeds $413.0 million.

Our long-term debt under the senior revolving credit facility was $345.6 million as of June 30, 2019. In advance of its June 2020 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

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

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $29.3 million and $33.5 million as of June 30, 2019 and December 31, 2018, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation. Distributions from the SPEs to us are permitted under the debt arrangements.

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

Amortizing Loan. In November 2017, we and our wholly-owned SPE, RMR I, amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan. The amended and restated credit agreement provided for an additional advance in the amount of $37.8 million and extended the maturity date to December 2024. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR I. Advances on the loan were capped at 88% of eligible finance receivables. RMR I held $1.3 million in restricted cash reserves as of June 30, 2019 to satisfy provisions of the credit agreement. Borrowings previously bore interest, payable monthly, at a rate of 3.00%. In February 2018, the advance rate lowered to 85% and the interest rate increased to 3.25%. The credit agreement allows us to prepay the loan when the outstanding balance falls below 20% of the original loan amount. As of June 30, 2019, our long-term debt under the credit agreement was $12.3 million.

Revolving Warehouse Credit Facility. In August 2018, we and our wholly-owned SPE, RMR II, amended the June 2017 credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to February 2020 and February 2021, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. We elected to expand the facility to $150 million from May 2018 to August 2018. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. In October 2017 and February 2018, the margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. The August 2018 amendment to the credit agreement further decreased the margin to 2.20%. The three-month LIBOR was 2.32% and 2.81% at June 30, 2019 and December 31, 2018, respectively. RMR II pays an unused commitment fee of between 0.35% and 0.85% based upon the average daily utilization of the facility. We intend to seek an extension of the maturity date of the facility before February 2020. As of June 30, 2019, our long-term debt under the credit facility was $50.9 million.

RMIT 2018-1 Securitization. In June 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2018-1, completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2018-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-1. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. Borrowings under the RMIT 2018-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.93%. Prior to maturity in July 2027, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period. As of June 30, 2019, our long-term debt under the securitization was $150.2 million.

RMIT 2018-2 Securitization. In December 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2018-2, completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period. As of June 30, 2019, our long-term debt under the securitization was $130.3 million.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At June 30, 2019, we were in compliance with all debt covenants.

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

Restricted Cash Reserve Accounts.

Amortizing Loan. As required under the credit agreement governing the amortizing loan, we deposited $3.7 million of cash proceeds into a restricted cash reserve account at closing. The reserve requirement decreased to $1.7 million in June 2016 following our satisfaction of certain provisions of the credit agreement. The credit agreement was amended and restated in November 2017 with a cash reserve requirement of $1.3 million, which will remain until the termination of the facility. The amortizing loan is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.1 million as of June 30, 2019.

Revolving Warehouse Credit Facility. The credit agreement governing the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of June 30, 2019, the warehouse facility cash reserve requirement totaled $0.6 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $2.6 million as of June 30, 2019.

RMIT 2018-1 Securitization. As required under the transaction documents governing the RMIT 2018-1 securitization, we deposited $1.7 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $14.1 million as of June 30, 2019.

RMIT 2018-2 Securitization. As required under the transaction documents governing the RMIT 2018-2 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $11.5 million as of June 30, 2019.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of June 30, 2019, cash reserves for reinsurance were $7.5 million.

Interest Rate Caps.

As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of June 30, 2019, we held three interest rate cap contracts with an aggregate notional principal amount of $350.0 million. The interest rate caps have maturities of April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate). As of June 30, 2019, the one-month LIBOR was 2.40%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate.

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

The FASB issued an accounting update in June 2016 to change the impairment model for estimating credit losses on financial assets. The current incurred loss impairment model requires the recognition of credit losses when it is probable that a loss has been incurred. The incurred loss model will be replaced by an expected loss model, which requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial asset. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. We believe the implementation of the accounting update will have a material adverse effect on our consolidated financial statements, and we are in the process of quantifying the potential impacts. See Note 2, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for more information on this new accounting standard.

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

We recognize the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the consolidated financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. As of June 30, 2019, we had not taken any tax position that exceeds the amount described above.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of June 30, 2019, the interest rates on 42.5% of our long-term debt (the amortizing loan, RMIT 2018-1 securitization, and RMIT 2018-2 securitization) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At June 30, 2019, the balances of the senior revolving credit facility and the revolving warehouse credit facility were $345.6 million and $50.9 million, respectively.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at a rate equal to LIBOR of a maturity we elect between one and six months, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Alternatively, we may pay interest under the senior revolving credit facility at a rate based on the prime rate, plus a margin of 2.00%, increasing to 2.25% when the availability percentage is below 10%. Borrowings under the revolving warehouse credit facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2017 and February 2018, the revolving warehouse credit facility margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. In August 2018, in connection with an amendment and extension of the revolving warehouse credit facility, the margin further decreased to 2.20%. As of June 30, 2019, the LIBOR rates under the senior revolving credit facility and the revolving warehouse credit facility were 2.40% and 2.32%, respectively.

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

Effective interest rates for borrowings under the senior revolving credit facility and the revolving warehouse credit facility were 5.98% and 6.53%, respectively, for the six months ended June 30, 2019, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at June 30, 2019, an increase of 100 basis points in LIBOR rates would result in approximately $4.0 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. Our interest rate cap coverage at June 30, 2019 would reduce this increased expense by approximately $0.6 million on an annual basis.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 1A.	RISK FACTORS.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the Company’s repurchase of its common stock during the three months ended June 30, 2019.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
April 1, 2019 – April 30, 2019	—	$—	—	$—
May 1, 2019 – May 31, 2019	36,342	24.26	36,342	$24,118,324
June 1, 2019 – June 30, 2019	248,862	25.13	248,862	$17,865,184

Total	285,204	$25.02	285,204

*

On May 8, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to $25.0 million of the Company’s outstanding shares of common stock. The authorization was effective immediately and extends through May 6, 2021. Stock repurchases under the program may be made in the open market at prevailing market prices, through privately negotiated transactions, or through other structures in accordance with applicable federal securities laws, at times and in amounts as management deems appropriate. The timing and the amount of common stock repurchases will be determined by the Company’s management based on its evaluation of market conditions, the Company’s liquidity needs, legal and contractual requirements and restrictions (including covenants in the Company’s credit agreements), share price, and other factors. The repurchase program does not obligate the Company to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101	The following materials from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; (iii) the Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2019 and the year ended December 31, 2018; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (v) the Notes to the Consolidated Financial Statements.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: July 31, 2019	By:	/s/ Robert W. Beck
Robert W.Beck, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)