Form 10-Q
period 2019-09-30
Regional Management Corp.
filed 2019-11-06
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2019, the registrant had outstanding 11,027,101 shares of Common Stock, $0.10 par value.

ITEM 1.	FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash	$2,044	$3,657
Gross finance receivables	1,404,172	1,237,526
Unearned finance charges and insurance premiums	(361,986)	(305,283)

Finance receivables	1,042,186	932,243
Allowance for credit losses	(60,900)	(58,300)

Net finance receivables	981,286	873,943
Restricted cash	43,659	46,484
Lease assets	25,688	—
Property and equipment	14,512	13,926
Intangible assets	9,574	10,010
Deferred tax asset	1,445	—
Other assets	7,964	8,375

Total assets	$1,086,172	$956,395

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$743,835	$660,507
Unamortized debt issuance costs	(7,828)	(9,158)

Net long-term debt	736,007	651,349
Lease liabilities	27,714	—
Accounts payable and accrued expenses	25,764	25,138
Deferred tax liability	—	747

Total liabilities	789,485	677,234
Commitments and contingencies (Notes 4 and 11)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 13,513 shares issued and 11,409 shares outstanding at September 30, 2019 and 13,323 shares issued and 11,777 shares outstanding at December 31, 2018)	1,351	1,332
Additional paid-in-capital	101,682	98,778
Retained earnings	233,146	204,097
Treasury stock (2,104 shares at September 30, 2019 and 1,546 shares at December 31, 2018)	(39,492)	(25,046)

Total stockholders’ equity	296,687	279,161

Total liabilities and stockholders’ equity	$1,086,172	$956,395

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$152	$168
Finance receivables	404,265	342,481
Allowance for credit losses	(19,191)	(18,378)
Restricted cash	34,615	39,361
Other assets	85	75

Total assets	$419,926	$363,707

Liabilities
Net long-term debt	$374,977	$324,879
Accounts payable and accrued expenses	87	25

Total liabilities	$375,064	$324,904

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Interest and fee income	$83,089	$72,128	$233,385	$205,108
Insurance income, net	5,087	2,898	14,266	9,169
Other income	3,531	2,890	10,078	8,680

Total revenue	91,707	77,916	257,729	222,957

Expenses
Provision for credit losses	24,515	23,640	73,572	63,358
Personnel	23,791	21,376	68,695	61,994
Occupancy	6,367	5,490	18,742	16,586
Marketing	2,397	2,132	6,309	5,843
Other	7,612	6,863	22,347	19,245

Total general and administrative expenses	40,167	35,861	116,093	103,668
Interest expense	10,348	8,729	29,840	23,821

Income before income taxes	16,677	9,686	38,224	32,110
Income taxes	4,105	2,237	9,175	7,535

Net income	$12,572	$7,449	$29,049	$24,575

Net income per common share:
Basic	$1.11	$0.64	$2.51	$2.11

Diluted	$1.08	$0.61	$2.44	$2.03

Weighted-average shares outstanding:
Basic	11,302	11,672	11,572	11,649

Diluted	11,677	12,133	11,924	12,101

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, June 30, 2019	13,494	$1,349	$100,486	$220,574	$(32,190)	$290,219
Issuance of restricted stock awards	19	2	(2)	—	—	—
Repurchase of common stock	—	—	—	—	(7,302)	(7,302)
Shares withheld related to net share settlement	—	—	(20)	—	—	(20)
Share-based compensation	—	—	1,218	—	—	1,218
Net income	—	—	—	12,572	—	12,572

Balance, September 30, 2019	13,513	$1,351	$101,682	$233,146	$(39,492)	$296,687

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, June 30, 2018	13,334	$1,333	$96,369	$185,878	$(25,046)	$258,534
Issuance of restricted stock awards	3	—	—	—	—	—
Exercise of stock options	(1)	1	—	—	—	1
Shares withheld related to net share settlement	—	—	(1)	—	—	(1)
Share-based compensation	—	—	1,446	—	—	1,446
Net income	—	—	—	7,449	—	7,449

Balance, September 30, 2018	13,336	$1,334	$97,814	$193,327	$(25,046)	$267,429

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2018	13,323	$1,332	$98,778	$204,097	$(25,046)	$279,161
Issuance of restricted stock awards	209	21	(21)	—	—	—
Repurchase of common stock	—	—	—	—	(14,446)	(14,446)
Shares withheld related to net share settlement	(19)	(2)	(485)	—	—	(487)
Share-based compensation	—	—	3,410	—	—	3,410
Net income	—	—	—	29,049	—	29,049

Balance, September 30, 2019	13,513	$1,351	$101,682	$233,146	$(39,492)	$296,687

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2017	13,205	$1,321	$94,384	$168,752	$(25,046)	$239,411
Issuance of restricted stock awards	100	10	(10)	—	—	—
Exercise of stock options	88	9	—	—	—	9
Shares withheld related to net share settlement	(57)	(6)	(510)	—	—	(516)
Share-based compensation	—	—	3,950	—	—	3,950
Net income	—	—	—	24,575	—	24,575

Balance, September 30, 2018	13,336	$1,334	$97,814	$193,327	$(25,046)	$267,429

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$29,049	$24,575
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	73,572	63,358
Depreciation and amortization	7,966	6,401
Loss on disposal of property and equipment	72	50
Share-based compensation	3,410	3,950
Fair value adjustment on interest rate caps	247	(134)
Deferred income taxes, net	(2,192)	(2,998)
Changes in operating assets and liabilities:
Decrease in other assets	2,194	8,456
Increase in accounts payable and accrued expenses	576	1,115

Net cash provided by operating activities	114,894	104,773

Cash flows from investing activities:
Net originations of finance receivables	(180,916)	(127,582)
Purchases of intangible assets	(1,136)	(1,344)
Purchases of property and equipment	(3,897)	(3,036)
Proceeds from disposal of property and equipment	59	—

Net cash used in investing activities	(185,890)	(131,962)

Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	35,596	(99,351)
Payments on amortizing loan	(13,059)	(26,706)
Net advances on revolving warehouse credit facility	60,861	15,908
Net advances (payments) on securitizations	(70)	150,246
Payments for debt issuance costs	(1,487)	(4,389)
Taxes paid related to net share settlement of equity awards	(837)	(692)
Repurchase of common stock	(14,446)	—

Net cash provided by financing activities	66,558	35,016

Net change in cash and restricted cash	(4,438)	7,827
Cash and restricted cash at beginning of period	50,141	22,017

Cash and restricted cash at end of period	$45,703	$29,844

Supplemental cash flow information:
Interest paid	$27,359	$21,577

Income taxes paid	$10,316	$641

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash	$2,044	$3,657	$517	$5,230
Restricted cash	43,659	46,484	29,327	16,787

Total cash and restricted cash	$45,703	$50,141	$29,844	$22,017

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile loans, but it ceased such originations in November 2017. As of September 30, 2019, the Company operated under the name “Regional Finance” in 358 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States.

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

Recent accounting pronouncements: In February 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting update to increase transparency and comparability of accounting for lease transactions. The update required: (i) all leases to be recognized on the balance sheet as lease (right-of-use) assets and lease liabilities and (ii) both quantitative and qualitative disclosures regarding key information about leasing arrangements. The update was effective for annual and interim periods beginning after December 15, 2018. The Company completed the implementation of third-party software to facilitate compliance with the accounting and reporting requirements of the lease standard. Prior to adoption, all of the Company’s leases were classified as operating leases, with no lease assets or liabilities recorded. The Company transitioned to this accounting change on a modified retrospective basis by recording the cumulative-effect of lease assets and liabilities for active leases as of January 1, 2019. The Company did not restate comparative periods in transition and elected to use the effective date of January 1, 2019 as the initial date of transition. The Company also elected to utilize the package of transition practical expedients, which included not reassessing the following: (i) whether existing contracts contain leases, (ii) the existing classification of leases as operating or financing, or (iii) the initial direct costs of leases. The Company did not use hindsight to determine the lease term or include options to extend for leases existing at the transition date. In addition, the Company elected not to apply the new lease standard to leases with terms of twelve months or less.

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

In June 2016, the FASB issued an accounting update significantly changing the impairment model for estimating credit losses on financial assets. The current incurred loss impairment model requires the recognition of credit losses when it is probable that a loss has been incurred. The incurred loss model will be replaced by a current expected credit loss (“CECL”) model, which requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial asset. The CECL model will require earlier recognition of credit losses as compared to the incurred loss approach. It uses historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. This accounting update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted.

The Company’s cross-functional CECL implementation team, software vendor, and consulting team are progressing with the established project plan to ensure compliance with all facets of the accounting update at the time of adoption. The Company is currently conducting parallel runs of the credit loss models and completing user acceptance testing on the modeling software. The consulting team is performing an independent validation of the CECL models. The Company is finalizing refinements to business processes, policies, controls, and the related documentation, and those items are being audited. As the Company completes these procedures, it will provide further disclosure regarding the estimated impact on its allowance for credit losses.

The Company believes the implementation of the accounting update will have a material adverse effect on the Company’s consolidated financial statements. The adoption of this standard, through a modified-retrospective approach, will cause an increase to the allowance for credit losses, an increase to deferred tax assets, and a corresponding one-time cumulative reduction to retained earnings, net of tax, in the consolidated balance sheet as of January 1, 2020. The implementation of the accounting update will not result in changes in the cash flows of the financial assets and will not require existing debt covenants to be modified. The accounting update will require expanded disclosures related to the new model.

In August 2018, the FASB issued an accounting update to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments align the capitalization requirements for hosting arrangements that are service contracts with the capitalization principles for internal-use software. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. Upon adoption, the Company will apply the update on a prospective basis. The Company does not expect the update to have a material impact on its financial statements.

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

In thousands	September 30, 2019	December 31, 2018
Small loans	$449,416	$437,662
Large loans	554,664	437,998
Automobile loans	12,121	26,154
Retail loans	25,985	30,429

Finance receivables	$1,042,186	$932,243

The contractual delinquencies of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	September 30, 2019
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$364,759	81.2%	$479,146	86.4%	$8,373	69.1%	$19,968	76.9%	$872,246	83.7%
1 to 29 days past due	48,037	10.7%	46,955	8.5%	2,595	21.4%	3,825	14.7%	101,412	9.7%

Delinquent accounts
30 to 59 days	11,930	2.6%	9,921	1.8%	380	3.1%	688	2.6%	22,919	2.3%
60 to 89 days	8,639	1.9%	6,757	1.2%	294	2.4%	458	1.8%	16,148	1.5%
90 to 119 days	6,422	1.4%	4,817	0.8%	94	0.8%	403	1.5%	11,736	1.1%
120 to 149 days	5,224	1.2%	3,893	0.7%	219	1.8%	340	1.3%	9,676	0.9%
150 to 179 days	4,405	1.0%	3,175	0.6%	166	1.4%	303	1.2%	8,049	0.8%

Total delinquency	$36,620	8.1%	$28,563	5.1%	$1,153	9.5%	$2,192	8.4%	$68,528	6.6%

Total finance receivables	$449,416	100.0%	$554,664	100.0%	$12,121	100.0%	$25,985	100.0%	$1,042,186	100.0%

Finance receivables in nonaccrual status	$18,953	4.2%	$15,034	2.7%	$734	6.1%	$1,191	4.6%	$35,912	3.4%

	December 31, 2018
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$347,053	79.3%	$365,950	83.6%	$17,767	67.9%	$23,392	76.9%	$754,162	80.9%
1 to 29 days past due	49,946	11.4%	45,234	10.3%	6,304	24.1%	4,436	14.6%	105,920	11.4%

Delinquent accounts
30 to 59 days	12,168	2.8%	8,768	2.0%	751	2.9%	842	2.7%	22,529	2.3%
60 to 89 days	9,555	2.2%	6,779	1.5%	421	1.6%	627	2.1%	17,382	1.9%
90 to 119 days	7,202	1.6%	4,407	1.0%	241	0.9%	429	1.4%	12,279	1.3%
120 to 149 days	6,266	1.4%	3,823	0.9%	434	1.7%	367	1.2%	10,890	1.2%
150 to 179 days	5,472	1.3%	3,037	0.7%	236	0.9%	336	1.1%	9,081	1.0%

Total delinquency	$40,663	9.3%	$26,814	6.1%	$2,083	8.0%	$2,601	8.5%	$72,161	7.7%

Total finance receivables	$437,662	100.0%	$437,998	100.0%	$26,154	100.0%	$30,429	100.0%	$932,243	100.0%

Finance receivables in nonaccrual status	$22,549	5.2%	$14,379	3.3%	$1,359	5.2%	$1,276	4.2%	$39,563	4.2%

Changes in the allowance for credit losses for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Balance at beginning of period	$57,200	$48,450	$58,300	$48,910
Provision for credit losses	24,515	23,640	73,572	63,358
Credit losses	(21,934)	(17,861)	(74,312)	(60,547)
Recoveries	1,119	1,071	3,340	3,579

Balance at end of period	$60,900	$55,300	$60,900	$55,300

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

Apart from the various optional payment and collateral protection insurance products that the Company offers to customers on certain loans, the Company also collects a fee from customers and, in turn, purchases non-file insurance for the Company’s benefit in lieu of recording and perfecting the Company’s security interest in personal property collateral. Non-file insurance protects the Company from credit losses where, following an event of default, the Company is unable to take possession of personal property collateral because the Company’s security interest is not perfected (for example, in certain instances where a customer files for bankruptcy). In such circumstances, non-file insurance generally will pay an amount equal to the lesser of the loan balance or the collateral value. In September 2018, the non-file insurance product had been operating at a loss, and the Company was implementing a policy change that would reduce the amount of claims filed, which will have the impact of increasing future net credit losses and, in turn, increasing the required allowance for credit losses. As a result of the policy change, the Company increased the allowance for credit losses as of September 30, 2018 and the provision for credit losses for the three months ended September 30, 2018 by $4.1 million, which decreased net income by $3.1 million, or $0.25 diluted earnings per share.

Separate from the changes noted above, in September 2018, the Company recorded a $3.9 million increase to the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by hurricanes. As of June 30, 2019, the allowance for credit losses no longer required or included an incremental hurricane allowance.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance July 1, 2019	Provision	Credit Losses	Recoveries	Balance September 30, 2019	Finance Receivables September 30, 2019	Allowance as Percentage of Finance Receivables September 30, 2019
Small loans	$29,134	$13,192	$(12,465)	$628	$30,489	$449,416	6.8%
Large loans	25,054	10,518	(8,386)	422	27,608	554,664	5.0%
Automobile loans	1,093	164	(361)	35	931	12,121	7.7%
Retail loans	1,919	641	(722)	34	1,872	25,985	7.2%

Total	$57,200	$24,515	$(21,934)	$1,119	$60,900	$1,042,186	5.8%

In thousands	Balance July 1, 2018	Provision	Credit Losses	Recoveries	Balance September 30, 2018	Finance Receivables September 30, 2018	Allowance as Percentage of Finance Receivables September 30, 2018
Small loans	$23,969	$10,768	$(10,227)	$551	$25,061	$414,441	6.0%
Large loans	19,698	11,308	(6,027)	328	25,307	410,811	6.2%
Automobile loans	2,642	631	(870)	162	2,565	32,322	7.9%
Retail loans	2,141	933	(737)	30	2,367	30,502	7.8%

Total	$48,450	$23,640	$(17,861)	$1,071	$55,300	$888,076	6.2%

In thousands	Balance January 1, 2019	Provision	Credit Losses	Recoveries	Balance September 30, 2019	Finance Receivables September 30, 2019	Allowance as Percentage of Finance Receivables September 30, 2019
Small loans	$30,759	$40,883	$(42,946)	$1,793	$30,489	$449,416	6.8%
Large loans	23,702	29,958	(27,273)	1,221	27,608	554,664	5.0%
Automobile loans	1,893	404	(1,579)	213	931	12,121	7.7%
Retail loans	1,946	2,327	(2,514)	113	1,872	25,985	7.2%

Total	$58,300	$73,572	$(74,312)	$3,340	$60,900	$1,042,186	5.8%

In thousands	Balance January 1, 2018	Provision	Credit Losses	Recoveries	Balance September 30, 2018	Finance Receivables September 30, 2018	Allowance as Percentage of Finance Receivables September 30, 2018
Small loans	$24,749	$34,771	$(36,383)	$1,924	$25,061	$414,441	6.0%
Large loans	17,548	24,971	(18,225)	1,013	25,307	410,811	6.2%
Automobile loans	4,025	1,216	(3,210)	534	2,565	32,322	7.9%
Retail loans	2,588	2,400	(2,729)	108	2,367	30,502	7.8%

Total	$48,910	$63,358	$(60,547)	$3,579	$55,300	$888,076	6.2%

Impaired finance receivables as a percentage of total finance receivables were 3.0% and 2.9% as of September 30, 2019 and December 31, 2018, respectively. The following is a summary of finance receivables evaluated for impairment for the periods indicated:

	September 30, 2019
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$10,252	$19,935	$747	$130	$31,064
Finance receivables evaluated collectively	439,164	534,729	11,374	25,855	1,011,122

Finance receivables outstanding	$449,416	$554,664	$12,121	$25,985	$1,042,186

Impaired receivables in nonaccrual status	$1,627	$3,092	$182	$58	$4,959

Amount of the specific reserve for impaired accounts	$4,215	$7,411	$381	$68	$12,075

Amount of the general component of the allowance	$26,274	$20,197	$550	$1,804	$48,825

	December 31, 2018
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$8,361	$17,196	$918	$110	$26,585
Finance receivables evaluated collectively	429,301	420,802	25,236	30,319	905,658

Finance receivables outstanding	$437,662	$437,998	$26,154	$30,429	$932,243

Impaired receivables in nonaccrual status	$1,209	$2,292	$178	$37	$3,716

Amount of the specific reserve for impaired accounts	$3,791	$6,860	$492	$61	$11,204

Amount of the general component of the allowance	$26,968	$16,842	$1,401	$1,885	$47,096

The average recorded investment in impaired finance receivables and the amount of interest income recognized on impaired loans for the periods indicated are as follows:

	Three Months Ended September 30,
	2019		2018
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Small loans	$10,055	$433	$6,785	$234
Large loans	19,274	701	13,193	340
Automobile loans	786	11	1,315	3
Retail loans	133	2	122	1

Total	$30,248	$1,147	$21,415	$578

	Nine Months Ended September 30,
	2019		2018
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Small loans	$9,573	$1,117	$6,193	$733
Large loans	18,432	1,782	12,207	1,094
Automobile loans	815	28	1,496	55
Retail loans	129	3	108	6

Total	$28,949	$2,930	$20,004	$1,888

Note 4. Leases

The Company adopted a new lease accounting standard in January 2019. See Note 2, “Basis of Presentation and Significant Accounting Policies,” for an overview of the transition to this standard.

The Company maintains lease agreements related to its branch network and for its corporate headquarters. The branch lease agreements range from five to seven years and generally contain options to extend from three to five years. The corporate headquarters lease agreement is for eleven years and contains an option to extend for ten years. All of the Company’s lease agreements are considered operating leases. None of the Company’s lease payments are dependent on an index that may change after the commencement date.

The Company’s lease liability was $27.7 million as of September 30, 2019. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate on its senior revolving credit facility. The lease asset was $25.7 million as of September 30, 2019. This asset includes right-of-use assets equaling the lease liability, net of prepaid rent and deferred rents that existed as of the adoption of the new lease standard. The Company assesses its leased assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. If a lease is impaired, the impairment loss is recognized in lease costs and the right-of-use asset is reduced to the impaired value.

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

Future maturities of the Company’s operating lease liabilities are as follows:

In thousands	September 30, 2019
2019 (remaining three months)	$1,155
2020	7,515
2021	6,191
2022	4,874
2023	4,276
Thereafter	8,332

Total future minimum lease payments	32,343
Present value adjustment	(4,629)

Operating lease liability	$27,714

The following table presents the Company’s lease expense for the periods indicated:

In thousands	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating leases	$1,935	$5,803
Short-term leases	81	248

Total lease expense	$2,016	$6,051

Supplemental cash flow and non-cash information related to the Company’s operating leases is presented below:

In thousands	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for operating leases	$1,974	$5,407
Lease assets and liabilities acquired (1)	$1,619	$7,744

(1) Excludes $24.1 million of lease assets and liabilities recorded on the transition date.

As of September 30, 2019, the weighted-average remaining lease term and weighted-average discount rate were 5.5 years and 5.47%, respectively.

Note 5. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	September 30, 2019			December 31, 2018
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$363,670	$(2,640)	$361,030	$328,074	$(1,604)	$326,470
Amortizing loan	8,583	(85)	8,498	21,642	(201)	21,441
Revolving warehouse credit facility	90,987	(1,304)	89,683	30,126	(1,899)	28,227
RMIT 2018-1 securitization	150,246	(1,881)	148,365	150,246	(2,849)	147,397
RMIT 2018-2 securitization	130,349	(1,918)	128,431	130,419	(2,605)	127,814

Total	$743,835	$(7,828)	$736,007	$660,507	$(9,158)	$651,349

Unused amount of revolving credit facilities (subject to borrowing base)	$311,254			$406,600

Senior Revolving Credit Facility: In September 2019, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $638 million to $640 million and extend the maturity of the facility from June 2020 to September 2022. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (83% of eligible secured finance receivables, 78% of eligible unsecured finance receivables, and 58% of eligible delinquent renewals as of September 30, 2019). As of September 30, 2019, the Company had $126.3 million of eligible borrowing capacity under the facility. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 2.02% and 2.50% at September 30, 2019 and December 31, 2018, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark, if necessary. The Company pays an unused line fee of between 0.375% and 0.65% based upon the average outstanding balance of the facility.

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

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $29.2 million and $33.5 million as of September 30, 2019 and December 31, 2018, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

Amortizing Loan: In November 2017, the Company and its wholly-owned SPE, Regional Management Receivables, LLC (“RMR I”), amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan. The amended and restated credit agreement provided for an additional advance in the amount of $37.8 million and extended the maturity date to December 2024. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR I. Advances on the loan were capped at 88% of eligible finance receivables. RMR I held $1.3 million in restricted cash reserves as of September 30, 2019 to satisfy provisions of the credit agreement. Borrowings previously bore interest, payable monthly, at a rate of 3.00%. In February 2018, the advance rate lowered to 85% and the interest rate increased to 3.25%. The credit agreement allows the Company to prepay the loan when the outstanding balance falls below 20% of the original loan amount. See Note 12, “Subsequent Events,” for information regarding the termination of this facility following the end of the quarter.

Revolving Warehouse Credit Facility: In August 2018, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended the June 2017 credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to February 2020 and February 2021, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The Company elected to expand the facility to $150 million from May 2018 to August 2018. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. RMR II held $1.1 million in restricted cash reserves as of September 30, 2019 to satisfy provisions of the credit agreement. Borrowings under the facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. In October 2017 and February 2018, the margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with the Company’s conversion to a new loan origination and servicing system. The August 2018 amendment to the credit agreement further decreased the margin to 2.20%. The three-month LIBOR was 2.09% and 2.81% at September 30, 2019 and December 31, 2018, respectively. RMR II pays an unused commitment fee of between 0.35% and 0.85% based upon the average daily utilization of the facility. See Note 12, “Subsequent Events,” for information regarding the amendment of this facility following the end of the quarter.

RMIT 2018-1 Securitization: In June 2018, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and its indirect wholly-owned SPE, Regional Management Issuance Trust 2018-1 (“RMIT 2018-1”), completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2018-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-1. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. RMIT 2018-1 held $1.7 million in restricted cash reserves as of September 30, 2019 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.93%. Prior to maturity in July 2027, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period.

RMIT 2018-2 Securitization: In December 2018, the Company, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2018-2 (“RMIT 2018-2”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. RMIT 2018-2 held $1.4 million in restricted cash reserves as of September 30, 2019 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period.

The carrying amounts of consolidated VIE assets and liabilities are as follows:

In thousands	September 30, 2019	December 31, 2018
Assets
Cash	$152	$168
Finance receivables	404,265	342,481
Allowance for credit losses	(19,191)	(18,378)
Restricted cash	34,615	39,361
Other assets	85	75

Total assets	$419,926	$363,707

Liabilities
Net long-term debt	$374,977	$324,879
Accounts payable and accrued expenses	87	25

Total liabilities	$375,064	$324,904

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At September 30, 2019, the Company was in compliance with all debt covenants.

Note 6. Stockholders’ Equity

Stock repurchase program: In May 2019, the Company’s Board of Directors (the “Board”) authorized a new stock repurchase program allowing for the repurchase of up to $25.0 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately and extends through May 6, 2021. As of September 30, 2019, the Company had repurchased 558 thousand shares of common stock at a total cost of $14.4 million. See Note 12, “Subsequent Events,” for information regarding the completion of the stock repurchase program following the end of the quarter.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	September 30, 2019		December 31, 2018
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$2,044	$2,044	$3,657	$3,657
Restricted cash	43,659	43,659	46,484	46,484
Level 2 inputs
Interest rate caps	2	2	249	249
Level 3 inputs
Net finance receivables	981,286	981,286	873,943	873,943
Repossessed assets	73	73	124	124
Liabilities
Level 3 inputs
Long-term debt	743,835	743,835	660,507	660,507

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

Note 8. Income Taxes

The Company recognizes tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of the consolidated statements of income. The following table summarizes the tax benefits and deficiencies from share-based awards for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Provision for corporate taxes	$4,103	$2,237	$9,223	$7,843
Tax (benefits) deficiencies from share-based awards	2	—	(48)	(308)

Total income taxes	$4,105	$2,237	$9,175	$7,535

Note 9. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2019	2018	2019	2018
Numerator:
Net income	$12,572	$7,449	$29,049	$24,575

Denominator:
Weighted-average shares outstanding for basic earnings per share	11,302	11,672	11,572	11,649
Effect of dilutive securities	375	461	352	452

Weighted-average shares adjusted for dilutive securities	11,677	12,133	11,924	12,101

Earnings per share:
Basic	$1.11	$0.64	$2.51	$2.11

Diluted	$1.08	$0.61	$2.44	$2.03

Options to purchase 255 thousand and 139 thousand shares of common stock were outstanding during the three and nine months ended September 30, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 10. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of September 30, 2019, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.55 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 922 thousand shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of September 30, 2019, there were 0.8 million shares available for grant under the 2015 Plan.

For the three months ended September 30, 2019 and 2018, the Company recorded share-based compensation expense of $1.2 million and $1.4 million, respectively. The Company recorded $3.4 million and $4.0 million in share-based compensation for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, unrecognized share-based compensation expense to be recognized over future periods approximated $6.9 million. This amount will be recognized as expense over a weighted-average period of 1.8 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Nine Months Ended September 30,
	2019	2018
Expected volatility	41.07%	41.63%
Expected dividends	0.00%	0.00%
Expected term (in years)	6.0	6.0
Risk-free rate	2.43%	2.66%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the nine months ended September 30, 2019:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	981	$18.69
Granted	121	27.44
Exercised	—	—
Forfeited	(18)	25.29
Expired	—	—

Options outstanding at September 30, 2019	1,084	$19.56	5.6	$9,478

Options exercisable at September 30, 2019	875	$17.85	4.8	$9,170

The following table provides additional stock option information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2019	2018	2019	2018
Weighted-average grant date fair value per share	$10.47	$—	$11.79	$12.39
Intrinsic value of options exercised	$—	$—	$—	$1,604
Fair value of stock options that vested	$37	$—	$37	$199

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the nine months ended September 30, 2019:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2019	182	$21.89
Granted (target)	40	27.89
Achieved performance adjustment (1)	8	16.98
Vested	(54)	16.98
Forfeited	(17)	23.85

Non-vested units at September 30, 2019	159	$24.62

(1)	The 2016 LTIP RSUs were earned and vested at 116.5% of target, as described in greater detail in the Company’s definitive proxy statement filed with the SEC on March 27, 2019.

The following table provides additional RSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per unit amounts	2019	2018	2019	2018
Weighted-average grant date fair value per unit	$—	$—	$27.89	$28.25
Fair value of RSUs that vested	$—	$—	$916	$—

Restricted stock awards: The fair value and compensation expense of RSAs are calculated using the Company’s closing stock price on the date of grant.

The following table summarizes RSA activity during the nine months ended September 30, 2019:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2019	71	$26.95
Granted	163	26.71
Vested	(31)	32.13
Forfeited	(7)	25.82

Non-vested shares at September 30, 2019	196	$25.98

The following table provides additional RSA information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2019	2018	2019	2018
Weighted-average grant date fair value per share	$25.52	$35.56	$26.71	$24.95
Fair value of RSAs that vested	$66	$—	$984	$711

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

Note 12. Subsequent Events

Amendment and Restatement of Revolving Warehouse Credit Facility: In October 2019, the Company amended and restated its revolving warehouse credit facility to, among other things, extend the date at which the facility converts to an amortizing loan and the termination date to April 2021 and April 2022, respectively, and to decrease the rate at which borrowings under the facility bear interest to a blended rate, payable monthly, equal to three-month LIBOR, plus a margin of 2.15%. The amended and restated revolving warehouse credit facility is described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on October 22, 2019.

Amortizing Loan: In October 2019, RMR I exercised its right to make an optional principal repayment in full under the November 2017 amended and restated credit agreement, and in connection with such prepayment, the facility terminated.

RMIT 2019-1 Securitization: In October 2019, the Company, its wholly-owned SPE, RMR III, and its indirect wholly-owned SPE, Regional Management Issuance Trust 2019-1 (“RMIT 2019-1”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2019-1. The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.17%. Prior to maturity in November 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period. The RMIT 2019-1 securitization is described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on October 31, 2019.

Stock Repurchase Program: In October 2019, the Company completed its $25.0 million stock repurchase program. The Company repurchased a total of 938 thousand shares of common stock pursuant to the program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (which was filed with the SEC on March 8, 2019), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (which was filed with the SEC on May 8, 2019), our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (which was filed with the SEC on July 31, 2019), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. We operate under the name “Regional Finance” in 358 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, serving 421,200 active accounts, as of September 30, 2019. Most of our loan products are secured, and each is structured on a fixed rate, fixed term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. Our loans are sourced through our multiple channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our loan portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of September 30, 2019, we had 280.0 thousand small installment loans outstanding, representing $449.4 million in finance receivables. This included 113.9 thousand small loan convenience checks, representing $171.9 million in finance receivables.

•

Large Loans (>$2,500) – As of September 30, 2019, we had 121.1 thousand large installment loans outstanding, representing $554.7 million in finance receivables. This included 4.3 thousand large loan convenience checks, representing $12.7 million in finance receivables.

•	Retail Loans – As of September 30, 2019, we had 18.1 thousand retail purchase loans outstanding, representing $26.0 million in finance receivables.

•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Small and large installment loans are our core loan products and will be the drivers of our future growth. We ceased originating automobile purchase loans in November 2017 to focus on growing our core loan portfolio, but we continue to own and service the automobile loans that we previously originated. As of September 30, 2019, we had 2.0 thousand automobile loans outstanding, representing $12.1 million in finance receivables. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 14.7% from $744.2 million in 2017 to $853.8 million in 2018. Average finance receivables grew 14.7% from $834.0 million in the first nine months of 2018 to $956.9 million in the first nine months of 2019. We source our loans through our branches, direct mail program, retail partners, digital partners, and consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened four net new branches in the first nine months of 2018. We opened six new branches and consolidated seven branches during the first nine months of 2019. We believe that we have the opportunity to add as many as 700 additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of September 30, 2019, we held three interest rate cap contracts with an aggregate notional principal amount of $350.0 million. The interest rate caps have maturities of April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate). As of September 30, 2019, the one-month LIBOR was 2.02%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate. In addition, as described below, the interest rate on a portion of our long-term debt is fixed. As of September 30, 2019, 38.9% of our long-term debt was at a fixed rate.

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our operating expense ratio (annualized sum of general and administrative expenses divided by average finance receivables) was 16.2% for the first nine months of 2019, compared to 16.6% for the first nine months of 2018. We believe that this ratio is generally in line with industry standards for companies of our size, and we expect that it will continue to decline in future years as we continue to grow our loan portfolio and control expense growth.

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

In recent years, as large loans have become a larger percentage of our loan portfolio, the severity of non-file insurance claims has increased and non-file insurance claims expenses have exceeded non-file insurance fees. The resulting net loss from the non-file insurance product has been reflected in our insurance income, net. We evaluated various ways to lower our non-file insurance claims, and we reduced our utilization of non-file insurance beginning in the fourth quarter of 2018. This policy change will cause substantially offsetting increases to insurance income, net and net credit losses in current and future years.

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of September 30, 2019, the restricted cash balance for these cash reserves was $9.0 million. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average finance receivables (annualized):

	3Q 19		3Q 18		YTD 19		YTD 18
In thousands	Amount	% of Average Finance Receivables	Amount	% of Average Finance Receivables	Amount	% of Average Finance Receivables	Amount	% of Average Finance Receivables
Revenue
Interest and fee income	$83,089	32.9%	$72,128	33.2%	$233,385	32.5%	$205,108	32.8%
Insurance income, net	5,087	2.0%	2,898	1.3%	14,266	2.0%	9,169	1.5%
Other income	3,531	1.4%	2,890	1.4%	10,078	1.4%	8,680	1.3%

Total revenue	91,707	36.3%	77,916	35.9%	257,729	35.9%	222,957	35.6%

Expenses
Provision for credit losses	24,515	9.7%	23,640	10.9%	73,572	10.3%	63,358	10.1%
Personnel	23,791	9.4%	21,376	9.8%	68,695	9.6%	61,994	9.9%
Occupancy	6,367	2.5%	5,490	2.5%	18,742	2.6%	16,586	2.7%
Marketing	2,397	0.9%	2,132	1.0%	6,309	0.9%	5,843	0.9%
Other	7,612	3.1%	6,863	3.2%	22,347	3.1%	19,245	3.1%

Total general and administrative	40,167	15.9%	35,861	16.5%	116,093	16.2%	103,668	16.6%
Interest expense	10,348	4.1%	8,729	4.0%	29,840	4.1%	23,821	3.8%

Income before income taxes	16,677	6.6%	9,686	4.5%	38,224	5.3%	32,110	5.1%
Income taxes	4,105	1.6%	2,237	1.1%	9,175	1.3%	7,535	1.2%

Net income	$12,572	5.0%	$7,449	3.4%	$29,049	4.0%	$24,575	3.9%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following table summarizes the quarterly trend of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	3Q 18	4Q 18	1Q 19	2Q 19	3Q 19	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$72,128	$75,013	$74,322	$75,974	$83,089	$7,115	$10,961
Insurance income, net	2,898	5,624	4,113	5,066	5,087	21	2,189
Other income	2,890	3,112	3,313	3,234	3,531	297	641

Total revenue	77,916	83,749	81,748	84,274	91,707	7,433	13,791

Expenses
Provision for credit losses	23,640	23,698	23,343	25,714	24,515	1,199	(875)
Personnel	21,376	22,074	22,393	22,511	23,791	(1,280)	(2,415)
Occupancy	5,490	5,933	6,165	6,210	6,367	(157)	(877)
Marketing	2,132	1,902	1,651	2,261	2,397	(136)	(265)
Other	6,863	6,707	7,974	6,761	7,612	(851)	(749)

Total general and administrative	35,861	36,616	38,183	37,743	40,167	(2,424)	(4,306)
Interest expense	8,729	9,643	9,721	9,771	10,348	(577)	(1,619)

Income before income taxes	9,686	13,792	10,501	11,046	16,677	5,631	6,991
Income taxes	2,237	3,022	2,393	2,677	4,105	(1,428)	(1,868)

Net income	$7,449	$10,770	$8,108	$8,369	$12,572	$4,203	$5,123

Net income per common share:
Basic	$0.64	$0.92	$0.69	$0.71	$1.11	$0.40	$0.47

Diluted	$0.61	$0.90	$0.67	$0.70	$1.08	$0.38	$0.47

Weighted-average shares outstanding:
Basic	11,672	11,672	11,712	11,706	11,302	404	370

Diluted	12,133	12,010	12,076	12,022	11,677	345	456

Net interest margin	$69,187	$74,106	$72,027	$74,503	$81,359	$6,856	$12,172

Net credit margin	$45,547	$50,408	$48,684	$48,789	$56,844	$8,055	$11,297

	Balance Sheet Quarterly Trend
In thousands	3Q 18	4Q 18	1Q 19	2Q 19	3Q 19	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$893,279	$956,395	$953,467	$1,019,316	$1,086,172	$66,856	$192,893

Finance receivables	$888,076	$932,243	$912,250	$973,434	$1,042,186	$68,752	$154,110

Allowance for credit losses	$55,300	$58,300	$56,400	$57,200	$60,900	$3,700	$5,600

Long-term debt	$611,593	$660,507	$628,786	$689,310	$743,835	$54,525	$132,242

	Other Key Metrics Quarterly Trend
	3Q 18	4Q 18	1Q 19	2Q 19	3Q 19	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	33.2%	32.9%	32.1%	32.5%	32.9%	0.4%	(0.3)%

Efficiency ratio (1)	46.0%	43.7%	46.7%	44.8%	43.8%	(1.0)%	(2.2)%

Operating expense ratio (2)	16.5%	16.1%	16.5%	16.2%	15.9%	(0.3)%	(0.6)%

30+ contractual delinquency	7.1%	7.7%	7.0%	6.4%	6.6%	0.2%	(0.5)%

Net credit loss (3)	7.7%	9.1%	10.9%	10.7%	8.2%	(2.5)%	0.5%

Book value per share	$22.68	$23.70	$24.15	$24.88	$26.00	$1.12	$3.32

(1)	General and administrative expenses as a percentage of total revenue.
(2)	Annualized general and administrative expenses as a percentage of average finance receivables.
(3)	Annualized net credit losses as a percentage of average finance receivables.

Comparison of September 30, 2019, Versus September 30, 2018

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $35.0 million, or 8.4%, to $449.4 million at September 30, 2019, from $414.4 million at September 30, 2018. The increase was primarily due to increased marketing and growth in receivables in branches opened during 2018.

•

Large Loans (>$2,500) – Large loans outstanding increased by $143.9 million, or 35.0%, to $554.7 million at September 30, 2019, from $410.8 million at September 30, 2018. The increase was primarily due to increased marketing, the transition of small loan customers to large loans, and growth in receivables in branches opened during 2018.

•

Automobile Loans – Automobile loans outstanding decreased by $20.2 million, or 62.5%, to $12.1 million at September 30, 2019, from $32.3 million at September 30, 2018. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio.

•	Retail Loans – Retail loans outstanding decreased by $4.5 million, or 14.8%, to $26.0 million at September 30, 2019, from $30.5 million at September 30, 2018.

	Finance Receivables by Product
In thousands	3Q 19	2Q 19	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	3Q 18	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$449,416	$431,214	$18,202	4.2%	$414,441	$34,975	8.4%
Large loans	554,664	498,757	55,907	11.2%	410,811	143,853	35.0%

Total core loans	1,004,080	929,971	74,109	8.0%	825,252	178,828	21.7%
Automobile loans	12,121	15,686	(3,565)	(22.7)%	32,322	(20,201)	(62.5)%
Retail loans	25,985	27,777	(1,792)	(6.5)%	30,502	(4,517)	(14.8)%

Total finance receivables	$1,042,186	$973,434	$68,752	7.1%	$888,076	$154,110	17.4%

Number of branches at period end	358	356	2	0.6%	346	12	3.5%
Average finance receivables per branch	$2,911	$2,734	$177	6.5%	$2,567	$344	13.4%

Comparison of the Three Months Ended September 30, 2019, Versus the Three Months Ended September 30, 2018

Net Income. Net income increased $5.1 million, or 68.8%, to $12.6 million during the three months ended September 30, 2019, from $7.4 million during the prior-year period. The increase was primarily due to an increase in revenue of $13.8 million, offset by increases in general and administrative expenses of $4.3 million, income taxes of $1.9 million, interest expense of $1.6 million, and provision for credit losses of $0.9 million.

Revenue. Total revenue increased $13.8 million, or 17.7%, to $91.7 million during the three months ended September 30, 2019, from $77.9 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $11.0 million, or 15.2%, to $83.1 million during the three months ended September 30, 2019, from $72.1 million during the prior-year period. The increase was primarily due to a 16.3% increase in average finance receivables, offset by a 0.3% decrease in average yield.

The following table sets forth the average finance receivables balance and average yield for our loan products:

	Average Finance Receivables for the Quarter Ended			Average Yields for the Quarter Ended
In thousands	3Q 19	3Q 18	YoY % Inc (Dec)	3Q 19	3Q 18	YoY % Inc (Dec)
Small loans	$442,137	$401,132	10.2%	38.8%	40.4%	(1.6)%
Large loans	527,670	401,212	31.5%	29.1%	28.6%	0.5%
Automobile loans	13,806	35,845	(61.5)%	15.0%	15.6%	(0.6)%
Retail loans	26,902	30,861	(12.8)%	19.1%	19.3%	(0.2)%

Total interest and fee yield	$1,010,515	$869,050	16.3%	32.9%	33.2%	(0.3)%

Small loan yields decreased 1.6% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. When compared to the prior-year period, large loan and retail loan yields increased 0.5% and decreased 0.2%, respectively, as a result of adjusted pricing that reflects current market conditions. Automobile loan yields decreased 0.6% compared to the prior-year period. We anticipate that the automobile loan yields will remain at the current level or decline due to higher-yielding loans paying off or renewing into large loans, leaving the lower-yielding loans in the liquidating automobile loan portfolio.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated
In thousands	3Q 19	2Q 19	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	3Q 18	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$177,629	$174,440	$3,189	1.8%	$162,644	$14,985	9.2%
Large loans	166,835	169,373	(2,538)	(1.5)%	95,410	71,425	74.9%
Retail loans	4,421	5,179	(758)	(14.6)%	5,971	(1,550)	(26.0)%

Total net loans originated	$348,885	$348,992	$(107)	(0.0)%	$264,025	$84,860	32.1%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 3Q 19 Compared to 3Q 18 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$4,143	$(1,635)	$(167)	$2,341
Large loans	9,048	504	159	9,711
Automobile loans	(861)	(59)	36	(884)
Retail loans	(191)	(18)	2	(207)
Product mix	(398)	537	(139)	—

Total increase in interest and fee income	$11,741	$(671)	$(109)	$10,961

The $11.0 million increase in interest and fee income during the three months ended September 30, 2019 from the prior-year period was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily by growth in our average finance receivables.

Insurance Income, Net. Insurance income, net increased $2.2 million, or 75.5%, to $5.1 million during the three months ended September 30, 2019, from $2.9 million during the prior-year period. Annualized insurance income, net represented 2.0% and 1.3% of average finance receivables during the three months ended September 30, 2019 and the prior-year period, respectively. During both the three months ended September 30, 2019 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums and non-file insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Quarter Ended
In thousands	3Q 19	3Q 18	YoY $ B(W)	YoY % B(W)
Earned premiums	$8,957	$7,710	$1,247	16.2%
Claims, reserves, and certain direct expenses	(3,870)	(4,812)	942	19.6%

Insurance income, net	$5,087	$2,898	$2,189	75.5%

Earned premiums increased by $1.2 million and claims, reserves, and certain direct expenses decreased by $0.9 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to loan growth. The decrease in claims, reserves, and certain direct expenses compared to the prior-year period was primarily due to $1.2 million less in non-file insurance claims expense related to our change in business practice to decrease utilization of non-file insurance. The change in business practice to lower utilization of non-file insurance causes substantially offsetting increases to insurance income, net and net credit losses.

Other Income. Other income increased $0.6 million, or 22.2%, to $3.5 million during the three months ended September 30, 2019, from $2.9 million during the prior-year period, due to a $0.2 million increase in late charges and a $0.4 million increase in commissions earned from the sale of our auto club product. Late charges of $2.3 million and $2.1 million represented 64.5% and 71.6% of total other income for the three months ended September 30, 2019 and the prior-year period, respectively. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account. Annualized other income represented 1.4% of average finance receivables during both the three months ended September 30, 2019 and the prior-year period.

Provision for Credit Losses. Our provision for credit losses increased $0.9 million, or 3.7%, to $24.5 million during the three months ended September 30, 2019, from $23.6 million during the prior-year period. The increase was due to an increase in net credit losses of $4.0 million and an increase in the provision related to future credit losses of $0.8 million, offset by a decrease in the provision for hurricane credit losses of $3.9 million. The annualized provision for credit losses as a percentage of average finance receivables during the three months ended September 30, 2019 was 9.7%, compared to 10.9% during the prior-year period. The three months ended September 30, 2019 and the prior-year period included 0.7% and 0.3% impacts, respectively, from the increase in net credit losses discussed in the insurance income, net paragraph above. The prior-year period also included a 1.8% impact from the $3.9 million increase in incremental, hurricane-related provision for credit losses.

The increase in the provision for credit losses is explained in greater detail below.

Hurricane Impact. Our provision for credit losses was impacted by an increase to the allowance for credit losses of $3.9 million during the three months ended September 30, 2018. This impact related to estimated incremental credit losses on customer accounts impacted by the hurricanes in the prior-year period.

Net Credit Losses. Net credit losses increased $4.0 million, or 24.0%, to $20.8 million during the three months ended September 30, 2019, from $16.8 million during the prior-year period. The increase was primarily due to a $141.5 million increase in average finance receivables over the prior-year period. Additionally, $1.2 million of the increase in net credit losses is related to the increase in non-file insurance claims expense related to our change in business practice to decrease utilization of non-file insurance.

Annualized net credit losses as a percentage of average finance receivables were 8.2% during the three months ended September 30, 2019, compared to 7.7% during the prior-year period. The three months ended September 30, 2019 and the prior-year period included 0.7% and 0.3% impacts, respectively, from the increase in net credit losses discussed in the insurance income, net paragraph above.

The following table provides net credit losses and the benefit to net credit losses associated with non-file insurance claims expense as a percentage of average finance receivables for the periods indicated:

	Non-File Insurance Impact on Net Credit Loss Rates for the Quarter Ended
	3Q 19	3Q 18
Annualized net credit losses	8.2%	7.7%
Annualized non-file insurance claims benefit	0.5%	0.8%

Delinquency Performance. Our September 30, 2019 contractual delinquency as a percentage of total finance receivables decreased to 6.6% from 7.1% as of September 30, 2018.

To actively manage the delinquencies and credit losses of our loan portfolios, we have undertaken a number of initiatives to drive improved delinquency results in 2019. For example, we migrated to a new convenience check risk and response model earlier this year. Effective March 2019, custom credit scorecards were implemented in all 11 states. These initiatives combine to provide an improvement over the previous criteria that were used to underwrite small and large loans.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	3Q 19		3Q 18
Current	872,246	83.7%	726,003	81.8%
1 to 29 days past due	101,412	9.7%	99,008	11.1%

Delinquent accounts:
30 to 59 days	22,919	2.3%	22,215	2.5%
60 to 89 days	16,148	1.5%	15,360	1.7%
90 to 119 days	11,736	1.1%	10,183	1.1%
120 to 149 days	9,676	0.9%	8,476	1.0%
150 to 179 days	8,049	0.8%	6,831	0.8%

Total contractual delinquency	$68,528	6.6%	$63,065	7.1%

Total finance receivables	$1,042,186	100.0%	$888,076	100.0%

	Contractual Delinquency by Product
In thousands	3Q 19		3Q 18
Small loans	$36,620	8.1%	$34,581	8.3%
Large loans	28,563	5.1%	23,406	5.7%
Automobile loans	1,153	9.5%	2,686	8.3%
Retail loans	2,192	8.4%	2,392	7.8%

Total contractual delinquency	$68,528	6.6%	$63,065	7.1%

Allowance for Credit Losses. We evaluate delinquency and credit losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	3Q 19			3Q 18
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as a Percentage of Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as a Percentage of Finance Receivables
Small loans	$449,416	$30,489	6.8%	$414,441	$25,061	6.0%
Large loans	554,664	27,608	5.0%	410,811	25,307	6.2%

Total core loans	1,004,080	58,097	5.8%	825,252	50,368	6.1%
Automobile loans	12,121	931	7.7%	32,322	2,565	7.9%
Retail loans	25,985	1,872	7.2%	30,502	2,367	7.8%

Total	$1,042,186	$60,900	5.8%	$888,076	$55,300	6.2%

The allowance for credit losses as a percentage of finance receivables decreased to 5.8% as of September 30, 2019, from 6.2% as of September 30, 2018. The decrease was primarily due to a $3.9 million decrease in the allowance related to credit losses on customer accounts impacted by the hurricanes in the prior-year period.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $4.3 million, or 12.0%, to $40.2 million during the three months ended September 30, 2019, from $35.9 million during the prior-year period. Our operating expense ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased 0.6% to 15.9% during the three months ended September 30, 2019, from 16.5% during the prior-year period. We believe that our operating expense ratio will decline in future years as we grow our loan portfolio and control expense growth. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $2.4 million, or 11.3%, to $23.8 million during the three months ended September 30, 2019, from $21.4 million during the prior-year period. Labor expenses increased $1.3 million primarily due to added headcount in our legacy branches, most of which was added to effectively service active account growth that has occurred since September 30, 2018. Branch incentive expenses increased $0.5 million as a result of improved branch performance. Personnel expenses related to our 12 net new branches that have opened since the prior-year period contributed to a $0.6 million increase compared to the prior-year period.

Occupancy. Occupancy expenses increased $0.9 million, or 16.0%, to $6.4 million during the three months ended September 30, 2019, from $5.5 million during the prior-year period. The increase was primarily due to our 12 net new branches that opened since the prior-year period. Additionally, we frequently experience increases in rent, leasehold improvements, and computer equipment expenses as we renew existing branch leases.

Marketing. Marketing expenses increased $0.3 million, or 12.4%, to $2.4 million during the three months ended September 30, 2019, from $2.1 million during the prior-year period. The increase in marketing expenses was primarily driven by increased investment in our digital marketing channels and the impact of our 12 net new branches that opened since the prior-year period.

Other Expenses. Other expenses increased $0.7 million, or 10.9%, to $7.6 million during the three months ended September 30, 2019, from $6.9 million during the prior-year period. Other expenses increased primarily as a result of account growth and our 12 net new branches that have opened since the prior-year period. We frequently experience increases in other expenses including legal and settlement expenses, collections expense, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Interest Expense. Interest expense on long-term debt increased $1.6 million, or 18.5%, to $10.3 million during the three months ended September 30, 2019, from $8.7 million during the prior-year period. The increase was primarily due to an increase in the average balance of our long-term debt facilities from finance receivable growth, which resulted in a $1.6 million increase in interest expense. The increase in the average balance of our senior revolving credit facility was partially due to stock repurchases of $7.3 million during the three months ended September 30, 2019. The annualized average cost of our total long-term debt increased 0.01% to 5.79% during the three months ended September 30, 2019, from 5.78% during the prior-year period.

Income Taxes. Income taxes increased $1.9 million, or 83.5%, to $4.1 million during the three months ended September 30, 2019, from $2.2 million during the prior-year period. The increase was primarily due to a $7.0 million increase in pre-tax income compared to the prior-year period. Our effective tax rates were 24.6% and 23.1% for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate for the three months ended September 30, 2018 included differences between our tax accrual estimates and the actual tax returns, which reduced the effective tax rate.

Comparison of the Nine Months Ended September 30, 2019, Versus the Nine Months Ended September 30, 2018

Net Income. Net income increased $4.5 million, or 18.2%, to $29.0 million during the nine months ended September 30, 2019, from $24.6 million during the prior-year period. The increase was primarily due to an increase in revenue of $34.8 million, offset by increases in general and administrative expenses of $12.4 million, provision for credit losses of $10.2 million, interest expense of $6.0 million, and income taxes of $1.6 million.

Revenue. Total revenue increased $34.8 million, or 15.6%, to $257.7 million during the nine months ended September 30, 2019, from $223.0 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $28.3 million, or 13.8%, to $233.4 million during the nine months ended September 30, 2019, from $205.1 million during the prior-year period. The increase was primarily due to a 14.7% increase in average finance receivables, offset by a 0.3% decrease in average yield.

The following table sets forth the average finance receivables balance and average yield for our loan products:

	Average Finance Receivables for the Nine Months Ended			Average Yields for the Nine Months Ended
In thousands	YTD 19	YTD 18	YoY % Inc (Dec)	YTD 19	YTD 18	YoY % Inc (Dec)
Small loans	$431,923	$379,543	13.8%	38.5%	40.2%	(1.7)%
Large loans	478,147	377,777	26.6%	28.6%	28.5%	0.1%
Automobile loans	18,287	45,041	(59.4)%	14.8%	15.7%	(0.9)%
Retail loans	28,568	31,676	(9.8)%	18.8%	18.9%	(0.1)%

Total interest and fee yield	$956,925	$834,037	14.7%	32.5%	32.8%	(0.3)%

Small loan yields decreased 1.7% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. When compared to the prior-year period, large loan and retail loan yields increased 0.1% and decreased 0.1%, respectively, as a result of adjusted pricing that reflects current market conditions. Automobile loan yields decreased 0.9% compared to the prior-year period. We anticipate that the automobile loan yields will remain at the current level or decline due to higher-yielding loans paying off or renewing into large loans, leaving the lower-yielding loans in the liquidating automobile loan portfolio.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated
In thousands	YTD 19	YTD 18	YTD $ Inc (Dec)	YTD % Inc (Dec)

Small loans	$481,314	$451,423	$29,891	6.6%
Large loans	420,276	293,369	126,907	43.3%
Retail loans	15,797	19,986	(4,189)	(21.0)%

Total net loans originated	$917,387	$764,778	$152,609	20.0%

The following table summarizes the components of interest and fee income:

	Components of Increase in Interest and Fee Income YTD 19 Compared to YTD 18 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$15,793	$(4,836)	$(667)	$10,290
Large loans	21,488	174	47	21,709
Automobile loans	(3,150)	(293)	174	(3,269)
Retail loans	(440)	(14)	1	(453)
Product mix	(3,470)	3,275	195	—

Total increase in interest and fee income	$30,221	$(1,694)	$(250)	$28,277

The $28.3 million increase in interest and fee income during the nine months ended September 30, 2019 from the prior-year period was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average finance receivables.

Insurance Income, Net. Insurance income, net increased $5.1 million, or 55.6%, to $14.3 million during the nine months ended September 30, 2019, from $9.2 million during the prior-year period. Annualized insurance income, net represented 2.0% and 1.5% of average finance receivables during the nine months ended September 30, 2019 and the prior-year period, respectively. During both the nine months ended September 30, 2019 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums and non-file insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses
In thousands	YTD 19	YTD 18	YoY $ B(W)	YoY % B(W)
Earned premiums	$25,251	$22,841	$2,410	10.6%
Claims, reserves, and certain direct expenses	(10,985)	(13,672)	2,687	19.7%

Insurance income, net	$14,266	$9,169	$5,097	55.6%

Earned premiums increased by $2.4 million compared to the prior-year period, while claims, reserves, and certain direct expenses decreased $2.7 million compared to the prior-year period. The decrease in claims, reserves, and certain direct expenses compared to the prior-year period was primarily due to $3.6 million less in non-file insurance claims expense related to our change in business practice to decrease utilization of non-file insurance. The change in business practice to lower utilization of non-file insurance causes substantially offsetting increases to insurance income, net and net credit losses. The decrease in non-file claims was partially offset by increases in other claims, reserves, and certain direct expenses driven by increased volume.

Other Income. Other income increased $1.4 million, or 16.1%, to $10.1 million during the nine months ended September 30, 2019, from $8.7 million during the prior-year period, due to a $0.9 million increase in commissions earned from the sale of our auto club product and a $0.4 million increase in interest income from restricted cash. During the nine months ended September 30, 2019, late charges represented 66.5% of total other income, compared to 74.3% during the prior-year period. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account. Annualized other income represented 1.4% and 1.3% of average finance receivables during the nine months ended September 30, 2019 and the prior-year period, respectively.

Provision for Credit Losses. Our provision for credit losses increased $10.2 million, or 16.1%, to $73.6 million during the nine months ended September 30, 2019, from $63.4 million during the prior-year period. The increase was due to an increase in net credit losses of $14.0 million, offset by a decrease in the provision for hurricane credit losses of $3.9 million. The annualized provision for credit losses as a percentage of average finance receivables during the nine months ended September 30, 2019 was 10.3%, compared to 10.1% during the prior-year period. The nine months ended September 30, 2019 and the prior-year period included 0.7% and 0.3% impacts, respectively, from the increase in net credit losses discussed in the insurance income, net paragraph above. The prior-year period also included a 0.6% impact from the $3.9 million increase in incremental, hurricane-related provision for credit losses.

The increase in the provision for credit losses is explained in greater detail below.

Hurricane Impact. Our provision for credit losses was impacted by an increase to the allowance for credit losses of $3.9 million during the nine months ended September 30, 2018. This impact related to estimated incremental credit losses on customer accounts impacted by the hurricanes in the prior-year period.

Net Credit Losses. Net credit losses increased $14.0 million, or 24.6%, to $71.0 million during the nine months ended September 30, 2019, from $57.0 million during the prior-year period. The increase was primarily due to a $122.9 million increase in average finance receivables over the prior-year period. Net credit losses during the current-year period that were attributable to the 2018 hurricanes were $0.5 million higher than net credit losses during the prior-year period that were attributable to the 2017 hurricanes.

Annualized net credit losses as a percentage of average finance receivables were 9.9% during the nine months ended September 30, 2019, compared to 9.1% during the prior-year period. The nine months ended September 30, 2019 and the prior-year period included 0.7% and 0.3% impacts, respectively, from the increase in net credit losses discussed in the insurance income, net paragraph above. The current-year period included a 0.3% impact from the $2.3 million in net credit losses resulting from the 2018 hurricanes. The prior-year period included a 0.3% impact from the $1.8 million in net credit losses resulting from the 2017 hurricanes.

The following table provides net credit losses and the benefit to net credit losses associated with non-file insurance claims expense as a percentage of average finance receivables for the periods indicated:

	Non-File Insurance Impact on Net Credit Loss Rates for the Nine months Ended
	YTD 19	YTD 18
Annualized net credit losses	9.9%	9.1%
Annualized non-file insurance claims benefit	0.6%	1.1%

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $12.4 million, or 12.0%, to $116.1 million during the nine months ended September 30, 2019, from $103.7 million during the prior-year period. Our operating expense ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased to 16.2% during the nine months ended September 30, 2019, from 16.6% during the prior-year period. We believe that our operating expense ratio will continue to decline in future years as we continue to grow our loan portfolio and control expense growth. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $6.7 million, or 10.8%, to $68.7 million during the nine months ended September 30, 2019, from $62.0 million during the prior-year period. Labor expenses and recruiting costs increased $5.1 million and $0.3 million, respectively, due to added headcount in our home office and legacy branches to effectively service active account growth since September 30, 2018. Personnel expenses related to our 12 net new branches that opened since September 30, 2018 were $1.9 million. Branch incentive expenses increased $0.4 million as a result of improved branch performance. These increases in personnel expenses were partially offset by $1.1 million decrease in corporate incentive expenses.

Occupancy. Occupancy expenses increased $2.2 million, or 13.0%, to $18.7 million during the nine months ended September 30, 2019, from $16.6 million during the prior-year period. The increase was primarily due to our 12 net new branches that opened since the prior-year period. Additionally, we frequently experience increases in rent, leasehold improvements, and computer equipment expenses as we renew existing branch leases.

Marketing. Marketing expenses increased $0.5 million, or 8.0%, to $6.3 million during the nine months ended September 30, 2019, from $5.8 million during the prior-year period. The increase was due to increased convenience check mailings related to our 12 net new branches that opened since September 30, 2018, as well as expanded digital marketing.

Other Expenses. Other expenses increased $3.1 million, or 16.1%, to $22.3 million during the nine months ended September 30, 2019, from $19.2 million during the prior-year period. Other expenses increased as a result of account growth and our 12 net new branches that have opened since the prior-year period. We frequently experience increases in other expenses including legal and settlement expenses, collections expense, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Interest Expense. Interest expense on long-term debt increased $6.0 million, or 25.3%, to $29.8 million during the nine months ended September 30, 2019, from $23.8 million during the prior-year period. Increases in the average balance of our long-term debt facilities from finance receivable growth resulted in $3.9 million increase in interest expense. Increases in the average cost of our total-long term debt resulted in $2.2 million increase in interest expense. The increase in the average balance of our senior revolving credit facility was partially due to stock repurchases of $14.4 million during the nine months ended September 30, 2019. The annualized average cost of our total long-term debt increased 0.43% to 5.94% during the nine months ended September 30, 2019, from 5.51% during the prior-year period. The average cost of our long-term debt has increased as we have diversified our long-term funding sources.

Income Taxes. Income taxes increased $1.6 million, or 21.8%, to $9.2 million during the nine months ended September 30, 2019, from $7.5 million during the prior-year period. The increase was primarily due to an increase in income before income taxes of $6.1 million and a decrease in tax benefits related to the exercise of stock options of $0.3 million. Our effective tax rates were 24.0% and 23.5% for the nine months ended September 30, 2019 and the prior-year period, respectively.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. In connection with our plans to improve our technology infrastructure and to expand our branch network in future years, we expect to incur approximately $9.0 million to $12.0 million of expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facility, and asset-backed securitization transactions, all of which are described below. We had a funded debt-to-equity ratio of 2.5 to 1.0 and a shareholder equity ratio of 27.3% as of September 30, 2019.

We believe that cash flow from our operations and borrowings under our long-term debt facilities will be adequate to fund our business for the next twelve months, including initial operating losses of new branches and finance receivable growth of new and existing branches. From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving periods of our warehouse credit facility, RMIT 2018-1 securitization, and RMIT 2018-2 securitization (each as described below) end in April 2021, June 2020, and December

2020, respectively. There can be no assurance that we will be able to secure an extension of the warehouse credit facility or close additional securitization transactions if and when needed in the future.

In May 2019, the Board authorized the repurchase of up to $25.0 million of our outstanding shares of common stock. The authorization was effective immediately and extended through May 6, 2021. As of September 30, 2019, we had repurchased 558 thousand shares of our common stock for an aggregate purchase price of $14.4 million. See Note 12, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for information regarding the completion of the stock repurchase program following the end of the quarter.

We are continuing to seek ways to diversify our long-term funding sources, though new funding sources may be more expensive than our existing funding sources.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased $10.1 million, or 9.7%, to $114.9 million during the nine months ended September 30, 2019, from $104.8 million during the prior-year period. The increase was primarily due to an increase in net income before provision for credit losses, offset by a smaller decrease in other assets compared to the prior-year period.

Investing Activities. Investing activities consist of originations and purchases of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the nine months ended September 30, 2019 was $185.9 million, compared to $132.0 million during the prior-year period, a net increase of $53.9 million. The increase in cash used was primarily due to increased net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. During the nine months ended September 30, 2019, net cash provided by financing activities was $66.6 million, compared to $35.0 million during the prior-year period, a net increase of $31.5 million. The increase in cash provided was primarily a result of an increase in net advances on debt instruments of $43.2 million and a decrease in payments for debt issuance costs of $2.9 million, offset by a $14.4 million increase in cash used in the repurchase of our common stock.

Financing Arrangements.

Senior Revolving Credit Facility. In September 2019, we amended and restated our senior revolving credit facility to, among other things, increase the availability under the facility from $638 million to $640 million and extend the maturity of the facility from June 2020 to September 2022. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (83% of eligible secured finance receivables, 78% of eligible unsecured finance receivables, and 58% of eligible delinquent renewals as of September 30, 2019). As of September 30, 2019, we had $126.3 million of eligible borrowing capacity under the facility. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 2.02% and 2.50% at September 30, 2019 and December 31, 2018, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark, if necessary. We pay an unused line fee of between 0.375% and 0.65% based upon the average outstanding balance of the facility.

Our long-term debt under the senior revolving credit facility was $363.7 million as of September 30, 2019. In advance of its September 2022 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

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

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $29.2 million and $33.5 million as of September 30, 2019 and December 31, 2018, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation. Distributions from the SPEs to us are permitted under the debt arrangements.

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

Amortizing Loan. In November 2017, we and our wholly-owned SPE, RMR I, amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan. The amended and restated credit agreement provided for an additional advance in the amount of $37.8 million and extended the maturity date to December 2024. The debt was secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR I. Advances on the loan were capped at 88% of eligible finance receivables. RMR I held $1.3 million in restricted cash reserves as of September 30, 2019 to satisfy provisions of the credit agreement. Borrowings previously bore interest, payable monthly, at a rate of 3.00%. In February 2018, the advance rate lowered to 85% and the interest rate increased to 3.25%. The credit agreement allowed us to prepay the loan when the outstanding balance fell below 20% of the original loan amount. As of September 30, 2019, our long-term debt under the credit agreement was $8.6 million. See Note 12, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for information regarding the termination of this facility following the end of the quarter.

Revolving Warehouse Credit Facility. In August 2018, we and our wholly-owned SPE, RMR II, amended the June 2017 credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to February 2020 and February 2021, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. We elected to expand the facility to $150 million from May 2018 to August 2018. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. In October 2017 and February 2018, the margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. The August 2018 amendment to the credit agreement further decreased the margin to 2.20%. The three-month LIBOR was 2.09% and 2.81% at September 30, 2019 and December 31, 2018, respectively. RMR II pays an unused commitment fee of between 0.35% and 0.85% based upon the average daily utilization of the facility. As of September 30, 2019, our long-term debt under the credit facility was $91.0 million. See Note 12, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for information regarding the amendment and restatement of this facility following the end of the quarter.

RMIT 2018-1 Securitization. In June 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2018-1, completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2018-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-1. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. Borrowings under the RMIT 2018-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.93%. Prior to maturity in July 2027, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period. As of September 30, 2019, our long-term debt under the securitization was $150.2 million.

RMIT 2018-2 Securitization. In December 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2018-2, completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period. As of September 30, 2019, our long-term debt under the securitization was $130.3 million.

RMIT 2019-1 Securitization. See Note 12, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for information regarding the completion of a private offering and sale of $130 million of asset-backed notes following the end of the quarter.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At September 30, 2019, we were in compliance with all debt covenants.

We expect that the LIBOR reference rate will be phased out by the end of 2021. Both our senior revolving credit facility and revolving warehouse credit facility use LIBOR as a benchmark in determining the cost of funds borrowed. Our senior revolving credit facility provides for a process to transition from LIBOR to a new benchmark, if necessary. We plan to continue to work with our banking partners to modify our credit agreements to contemplate the cessation of the LIBOR reference rate. We will also continue to work to identify a replacement rate to LIBOR and look to adjust the pricing structure of our facilities as needed.

Restricted Cash Reserve Accounts.

Amortizing Loan. As required under the credit agreement governing the amortizing loan, we deposited $3.7 million of cash proceeds into a restricted cash reserve account at closing. The reserve requirement decreased to $1.7 million in June 2016 following our satisfaction of certain provisions of the credit agreement. The credit agreement was amended and restated in November 2017 with a cash reserve requirement of $1.3 million, which remained until the termination of the facility in October 2019. The amortizing loan was supported by the expected cash flows from the underlying collateralized finance receivables. Collections were remitted to a restricted cash collection account, which totaled $0.8 million as of September 30, 2019. See Note 12, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for information regarding the termination of this facility following the end of the quarter.

Revolving Warehouse Credit Facility. The credit agreement governing the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of September 30, 2019, the warehouse facility cash reserve requirement totaled $1.1 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $5.1 million as of September 30, 2019.

RMIT 2018-1 Securitization. As required under the transaction documents governing the RMIT 2018-1 securitization, we deposited $1.7 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $13.0 million as of September 30, 2019.

RMIT 2018-2 Securitization. As required under the transaction documents governing the RMIT 2018-2 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $10.3 million as of September 30, 2019.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of September 30, 2019, cash reserves for reinsurance were $9.0 million.

Interest Rate Caps.

As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of September 30, 2019, we held three interest rate cap contracts with an aggregate notional principal amount of $350.0 million. The interest rate caps have maturities of April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate). As of September 30, 2019, the one-month LIBOR was 2.02%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate.

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

Credit Losses.

Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for future losses on our finance receivables. We charge credit losses against the allowance when the account becomes 180 days contractual delinquent, subject to certain exceptions. Our policy for non-titled accounts in a confirmed bankruptcy is to charge them off at 60 days contractual delinquency, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. Subsequent recoveries, if any, are credited to the allowance. Loss experience, the loss emergence period, contractual delinquency of finance receivables by loan type, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or loan portfolio performance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

We recognize the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the consolidated financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. As of September 30, 2019, we had not taken any tax position that exceeds the amount described above.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of September 30, 2019, the interest rates on 38.9% of our long-term debt (the amortizing loan and securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At September 30, 2019, the balances of the senior revolving credit facility and the revolving warehouse credit facility were $363.7 million and $91.0 million, respectively.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Borrowings under the revolving warehouse credit facility previously bore interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 3.50%. Effective October 2017 and February 2018, the revolving warehouse credit facility margin decreased to 3.25% and 3.00%, respectively, following the satisfaction of milestones associated with our conversion to a new loan origination and servicing system. In August 2018, in connection with an amendment and extension of the revolving warehouse credit facility, the margin further decreased to 2.20%. As of September 30, 2019, the LIBOR rates under the senior revolving credit facility and the revolving warehouse credit facility were 2.02% and 2.09%, respectively.

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

Effective interest rates for borrowings under the senior revolving credit facility and the revolving warehouse credit facility were 5.97% and 5.25%, respectively, for the nine months ended September 30, 2019, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at September 30, 2019, an increase of 100 basis points in LIBOR rates would result in approximately $4.5 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. Our interest rate cap coverage at September 30, 2019 would reduce this increased expense by approximately $0.3 million on an annual basis.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the Company’s repurchase of its common stock during the nine months ended September 30, 2019.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted- Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
January 1, 2019 – April 30, 2019	—	$—	—	$—
May 1, 2019 – May 31, 2019	36,342	24.26	36,342	$24,118,324
June 1, 2019 – June 30, 2019	248,862	25.13	248,862	$17,865,184
July 1, 2019 – July 31, 2019	204,224	26.26	204,224	$12,501,253
August 1, 2019 – August 31, 2019	—	—	—	$12,501,253
September 1, 2019 – September 30, 2019	68,561	28.15	68,561	$10,571,196

Total	557,989	$25.86	557,989

*

On May 8, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to $25.0 million of the Company’s outstanding shares of common stock. The authorization was effective immediately and extended through May 6, 2021. On November 6, 2019, the Company announced that it had completed the stock repurchase program. See Note 12, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for information regarding the completion of the stock repurchase program.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.1	Employment Agreement, dated as of July 10, 2019, by and between Robert W. Beck and Regional Management Corp.		8-K	001-35477	10.1	7/16/2019

10.2	Amendment No. 3 to Credit Agreement, dated September 9, 2019, by and among Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, the agents from time to time parties thereto, Wells Fargo Bank, National Association, as administrative agent, Credit Suisse AG, New York Branch, as structuring and syndication agent, and Wells Fargo Bank, National Association, as account bank, image file custodian, and backup servicer.	X

10.3	Seventh Amended and Restated Loan and Security Agreement, dated September 20, 2019, by and among Regional Management Corp. and certain of its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as Agent.		8-K	001-35477	10.1	9/20/2019

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101	The following materials from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (iii) the Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2019 and the year ended December 31, 2018; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (v) the Notes to the Consolidated Financial Statements.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: November 6, 2019	By:	/s/ Robert W. Beck
Robert W. Beck, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)