Form 10-K
period 2019-12-31
Regional Management Corp.
filed 2020-03-16
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $256,875,391 based upon the closing sale price as reported on the New York Stock Exchange. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.

As of March 12, 2020, there were 11,017,073 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

REGIONAL MANAGEMENT CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2019

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 1

PART I

ITEM 1.	BUSINESS.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. We operate under the name “Regional Finance” in 366 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, serving 432,200 active accounts, as of December 31, 2019. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our multiple channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans. Our small loans and large loans are our core loan products and are the drivers of our growth.

•

Small Loans – We offer small installment loans with cash proceeds to customers ranging from $500 to $2,500, with terms of up to 48 months. Our small loans are typically secured by non-essential household goods and/or, to a lesser extent, a lien on a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle. As of December 31, 2019, we had 283,000 small loans outstanding representing $462.5 million in finance receivables, or an average of approximately $1,600 per loan. In 2019, 2018, and 2017, interest and fee income from small loans contributed $168.4 million, $156.6 million, and $150.1 million, respectively, to our total revenue.

•

Large Loans – We offer large installment loans with cash proceeds to customers generally ranging from $2,501 to $12,000, with terms between 18 and 60 months. Our large loans are typically secured by non-essential household goods and/or a vehicle. As of December 31, 2019, we had 130,700 large loans outstanding representing $608.6 million in finance receivables, or an average of approximately $4,700 per loan. In 2019, 2018, and 2017, interest and fee income from large loans contributed $145.1 million, $111.1 million, and $80.3 million, respectively, to our total revenue.

•

Retail Loans – We offer indirect retail loans of up to $7,500, with terms between 6 and 48 months, which are secured by the purchased items. These loans are offered at the point of sale through a network of retailers within and, to a limited extent, outside of our branch footprint. As of December 31, 2019, we had 16,900 retail loans outstanding representing $24.1 million in finance receivables, or an average of approximately $1,400 per loan. In 2019, 2018, and 2017, interest and fee income from retail loans contributed $5.3 million, $5.9 million, and $5.9 million, respectively, to our total revenue.

•

Optional Payment and Collateral Protection Insurance Products – We offer our customers optional payment and collateral protection insurance relating to many of our loan products. In 2019, 2018, and 2017, insurance income, net contributed $20.8 million, $14.8 million, and $13.1 million, respectively, to our total revenue.

Through November 2017, we also offered direct and indirect automobile purchase loans of up to $27,500. We ceased originating automobile loans in November 2017, but we continue to own and service the automobile loans that we previously originated. As of December 31, 2019, we had 1,600 automobile loans outstanding representing $9.6 million in finance receivables, or an average of approximately $6,000 per loan. In 2019, 2018, and 2017, interest and fee income from automobile loans contributed $2.4 million, $6.4 million, and $12.8 million, respectively, to our total revenue.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 2

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

Notwithstanding that many lenders are unwilling to serve our customers, we believe that responsible, transparent, and fairly-priced credit products should be made available to our customers. We exist to serve that purpose, and accordingly, we offer our customers access to credit through our affordable, easy-to-understand small, large, and retail loan products, which we price on fair terms in consideration of the associated credit risk and servicing costs.

The average annual percentage rate (“APR”) of our small loans originated in 2019 was 42.6%. Our large loans, which are reserved for higher credit quality customers who meet more stringent underwriting requirements than those applied to small loan applicants, had an average APR of 30.3% for loans originated in 2019. We believe that the rates on our products are significantly more attractive than many other credit options available to our customers, such as payday, pawn, and title loans, which often come with APRs over 300%. Our loans are also safer and more favorably structured than loans offered by alternative financial service providers. We underwrite our loans based on an applicant’s ability to repay, whereas payday, pawn, and title loans are typically underwritten based on an ability to collect, either through access to the borrower’s bank account or by repossession and sale of collateral. We also structure our loans on a fixed-rate, fixed-term basis with fully amortizing, equal monthly installment payments that are designed to be affordable for our customers and made over an average term of 21 months and 44 months for small and large loans, respectively (based on loans originated in 2019). By comparison, payday, pawn, and title loans typically have balloon payments following short terms of 14 to 60 days.

Importantly, we further differentiate ourselves from alternative financial service providers by reporting our customers’ payment performance to credit bureaus. This practice provides our customers with the opportunity to improve their credit profile by establishing a responsible payment history with us and, ultimately, to gain access to a wider range of credit options, including our own. For example, in 2019, we worked with many of our deserving customers to refinance more than 22,000 of our customers’ small loans into large loans, representing $104.6 million in finance receivables at origination, and resulting in a decrease in these customers’ average APR from 43.0% to 31.4%. We also believe that, over time, many of our customers transition away from our company to prime sources of credit.

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

Our Business Model

Multiple Channel Platform. Our multiple channel platform, which includes our branches, direct mail campaigns, digital partners, retailers, and our consumer website, enables us to offer a range of loan products to new, existing, and former customers throughout our markets. We began building our branch network over 30 years ago and have expanded the network to 366 branches as of December 31, 2019. Our branch personnel markets our products in a number of ways, including through a merchant referral program, customer referrals, direct telephone and mail solicitations of current and former customers, and by leveraging our direct mail program. Our direct mail campaigns include mailings of pre-screened convenience checks, pre-qualified offers,

Regional Management Corp. | 2019 Annual Report on Form 10-K | 3

and invitations to apply, which enable us to market our products to millions of current and potential customers in a cost-effective manner. We have also developed our consumer website and partnered with digital lead generation sources to promote our products and facilitate loan applications via the internet. Finally, we have relationships with retailers that offer our retail loans in their stores at the point of sale. We believe that our multiple channel platform provides us with a competitive advantage by giving us broad access to our existing and former customers and multiple avenues to attract new customers.

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

Integrated Branch Model. Our branch network serves as the foundation of our multiple channel platform and the primary point of contact with our customers. Nearly 80% of our loan originations in 2019 occurred in one of our branch locations, and nearly all loans, regardless of origination channel, are serviced through our branches, allowing us to maintain frequent, in-person contact with our customers. By integrating loan origination and loan servicing at the branch level, our employees are able to maintain a relationship with our customers throughout the life of a loan. We believe this frequent-contact, relationship-driven lending model provides greater insight into potential payment difficulties, reduces credit risk, and allows us to assess the borrowing needs of our customers, better enabling us to offer them new loan products as their credit profiles and needs evolve.

Consistent Portfolio Performance. Over the past several years, we have sharpened our focus on credit quality by investing in highly-qualified personnel, refining underwriting practices, developing custom credit scorecards, streamlining procedures, automating underwriting decisions, and improving reporting capabilities. These investments allow us to better control the credit quality of our portfolio, maintain compliance with evolving state and federal law, and react quickly whenever market dynamics may change. We have also expanded our centralized collections department and provided our branches with improved collections tools, training, and incentives. As a result of these efforts and practices, between 2015 and 2019, we reported annual net credit loss rates in a relatively narrow band of 8.8% to 9.7% of average finance receivables.

Demonstrated Organic Growth. We have grown our total finance receivables by 75.8%, from $628.4 million at December 31, 2015 to $1,104.8 million at December 31, 2019, a compound annual growth rate (“CAGR”) of 15.1%. More importantly, we have grown our core small loan and large loan finance receivables by 121.0%, from $484.7 million at December 31, 2015 to $1,071.1 million at December 31, 2019, a CAGR of 21.9%. This receivables growth has driven a revenue increase of 63.7%, from $217.3 million in 2015 to $355.7 million in 2019, a CAGR of 13.1%. Our portfolio growth has come from expanding our branch network, growing our finance receivable portfolios within existing branches, and developing new products and channels, including through digital lead generation. From 2015 to 2019, we grew our year-end branch count from 331 branches to 366 branches. We opened 7 net new branches in 2019, and we have also grown our existing branch revenues. Historically, our branches have rapidly increased their outstanding finance receivables during the early years of operations and generally achieved profitability within one year of opening.

Experienced Management Team. Our executive and senior operations management teams consist of individuals experienced in installment lending and other consumer finance services. Both our Chief Executive Officer and our Chief Operating Officer have over 30 years of experience in consumer financial services, and our Chief Credit Risk Officer has over 15 years of financial and consumer lending experience, including expertise in credit risk management. As of December 31, 2019, our state operations vice presidents averaged nearly 25 years of industry experience and 9 years of service at Regional, while our district supervisors averaged more than 20 years of industry experience and nearly 7 years of service with Regional. Our executive and senior operations management team members intend to leverage their experience and expertise in consumer lending to grow our business, deliver high-quality service to our customers, and carefully manage our credit risk.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 4

Our Strategies

Grow Our Branch Network. We intend to continue to grow the receivables, revenue, and profitability of our existing branches, to open new branches within our existing geographic footprint, and to expand our operations into new states. Establishing local contact with our customers through our branch network is key to our frequent-contact, relationship-driven lending model. We believe that there remains substantial opportunity to grow the finance receivable portfolios of our existing branches by continuing our focus on large loan originations and by cross-selling new loan products to our existing customers, including those customers with retail loans. In addition, from 2015 to 2019, we opened 35 net new branches, and in 2018, we opened our first branches in Missouri and Wisconsin. We expect that as our newer branches mature, their revenue will grow faster than our overall same-store revenue growth rate. We believe there is sufficient demand for consumer finance services to continue new branch openings in certain of the states where we currently operate, allowing us to capitalize on our existing infrastructure and experience in these markets. We also intend to explore opportunities for growth in several states outside of our existing geographic footprint that enjoy favorable operating environments. Our competitors operate in as many as 44 states.

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

Expand Our Digital Presence. In order to better serve and attract customers who prefer to conduct business digitally, we make an online loan application available on our consumer website, generate customer leads through digital partners, and provide our customers with online account management capabilities. Throughout 2019, we continued to grow our digital acquisition channel, expanding our investment in the channel by nearly 40% year-over-year. This investment enabled us to increase our digitally-sourced loan originations by nearly 30% year-over-year and to grow digital volume as a percentage of new customer volume to more than 19% in 2019. We also continued to enhance and promote our online account management tools that enable customers to make payments and manage their accounts online. In 2020, we expect to continue to invest in the digital channel, thereby adding capabilities, improving efficiencies, enhancing the customer experience, and testing new mechanisms for lead generation to further diversify and expand our new business acquisition mechanisms.

Maintain Sound Underwriting and Credit Control. We have invested heavily in our credit and collections functions. We plan to continue to do so in the future by maintaining highly-qualified employees dedicated to managing credit risk, refining our underwriting models, and improving our collection efforts through both our branch operations and our centralized collections department. In early 2018, we completed the implementation of our new loan origination and servicing software platform, which allows us to automate our underwriting decisions, among other benefits. In addition, we began to integrate custom credit models into our automated underwriting processes during the second half of 2018. We completed the rollout of our custom credit models to all of our states in 2019 and began seeing the impact in our results in late 2019. Through these efforts and others, we plan to continue to carefully manage our credit exposure as we grow our business, offer new products, and enter new markets.

Carefully Manage Our G&A Expenses. We have made significant investments in our business over the past several years, including by increasing our marketing spend to drive new business, expanding our branch network, hiring operations employees to service our growing finance receivable portfolio, and improving our credit and information technology capabilities. However, during that time, we also remained keenly focused on driving operating leverage through the prudent management of our expenses. Between 2015 and 2019, our

Regional Management Corp. | 2019 Annual Report on Form 10-K | 5

operating expense ratio (annualized general and administrative expenses as a percentage of average finance receivables) decreased from 20.2% to 15.9%. As we grow our business, we will remain vigilant in our management of general and administrative expenses, with the goal of decreasing such expenses as a percentage of average finance receivables over time.

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

Small and large loans are closed in our branch network or originated through our convenience check direct mail campaigns. Our convenience check direct mail loan offers enable prospective customers to enter into a loan with us by cashing or depositing the check attached to the loan offer, thereby agreeing to the terms of the loan as prominently set forth on the check and accompanying disclosures. When a customer enters into a loan by cashing or depositing the convenience check, our personnel gathers additional information on the borrower to assist in servicing the loan. Our retail loans are indirect installment loans structured as retail installment sales contracts. Retail loans are made through a retailer at the point of sale without the need for the customer to visit one of our branches. Customers use our retail loans to finance the purchase of furniture, appliances, and other retail products. The vast majority of our retail loans are originated inside of our eleven-state, brick-and-mortar footprint, but on a limited basis, we offer retail loans in states outside of our footprint. The servicing of nearly all retail loans is performed within our branches, with only out-of-footprint retail loans being serviced centrally from our headquarters in South Carolina.

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

Loan renewals are also an important part of our business. Our customers use renewals to extend and expand their lending relationships with us. We generally offer loan renewals to existing customers who have demonstrated an ability and willingness to repay amounts owed to us. Renewals typically refinance one or more of a customer’s loans into a single new loan, which in some cases will be for a larger principal balance than the customer’s original loan, though we permit renewals of existing loans at or below the original loan amount. In evaluating a loan for renewal, in addition to our standard underwriting requirements, we are able to take into consideration the customer’s prior payment performance with us, which we believe is a very strong indicator of the customer’s future credit performance. In 2019, renewals of loans in an amount greater than the original loan amount represented 56% of our loan originations, while renewals of loans at or below the original loan amount represented 12% of our loan originations.

Small Loans. In 2019, the average originated net loan size and term for our small loans were $1,932 and 21 months, respectively. The average yield we earned on our portfolio of small loans was 38.5% in 2019. The

Regional Management Corp. | 2019 Annual Report on Form 10-K | 6

following table sets forth the distribution of our small loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2015	2016	2017	2018	2019
Texas	31%	32%	34%	34%	39%
South Carolina	23%	20%	17%	16%	13%
North Carolina	15%	15%	14%	15%	15%
Alabama	13%	14%	14%	13%	11%
All Other States	18%	19%	21%	22%	22%

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of small loans, total small loan finance receivables, and average size per loan by state as of December 31, 2019.

	Number of Loans	Finance Receivables	Average Size Per Loan
		(In thousands)
Texas	108,603	$177,090	$1,631
South Carolina	35,199	60,454	1,717
North Carolina	41,351	68,452	1,655
Alabama	30,236	53,186	1,759
All Other States	67,660	103,317	1,527

Total	283,049	$462,499	$1,634

Large Loans. In 2019, our average originated net loan size and term for large loans were $5,330 and 44 months, respectively. The average yield we earned on our portfolio of large loans was 28.8% for 2019. The following table sets forth the distribution of our large loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2015	2016	2017	2018	2019
Texas	22%	22%	24%	27%	27%
South Carolina	22%	20%	19%	21%	19%
North Carolina	18%	21%	19%	16%	15%
Alabama	17%	14%	12%	11%	11%
All Other States	21%	23%	26%	25%	28%

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of large loans, total large loan finance receivables, and average size per loan by state as of December 31, 2019.

	Number of Loans	Finance Receivables	Average Size Per Loan
		(In thousands)
Texas	38,345	$171,010	$4,460
South Carolina	23,045	113,470	4,924
North Carolina	20,578	90,674	4,406
Alabama	13,622	64,223	4,715
All Other States	35,060	169,231	4,827

Total	130,650	$608,608	$4,658

Regional Management Corp. | 2019 Annual Report on Form 10-K | 7

Retail Loans. In 2019, our average originated net loan size and term for retail loans were $2,068 and 29 months, respectively. The average yield we earned on our portfolio of retail loans was 19.0% for 2019. The following table sets forth the distribution of our retail loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2015	2016	2017	2018	2019
Texas	69%	73%	75%	72%	74%
North Carolina	10%	8%	7%	9%	10%
Oklahoma	8%	6%	5%	6%	6%
All Other States	13%	13%	13%	13%	10%

Total	100%	100%	100%	100%	100%

The following table sets forth the total number of retail loans, total retail loan finance receivables, and average size per loan by state as of December 31, 2019.

	Number of Loans	Finance Receivables	Average Size Per Loan
		(In thousands)
Texas	12,320	$17,772	$1,443
North Carolina	1,719	2,502	1,455
Oklahoma	1,011	1,358	1,343
All Other States	1,807	2,451	1,356

Total	16,857	$24,083	$1,429

Our Insurance and Ancillary Products

We also offer our customers various optional payment and collateral protection insurance products as a complement to our lending operations. Our primary insurance products include optional credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. These insurance products are optional and not a condition of the loan, and we do not sell insurance to non-borrowers. Our insurance products, including the types of products offered and their terms and conditions, vary from state to state in compliance with applicable laws and regulations. Insurance policy premiums, claims, and expenses are included in our results of operations as insurance income, net in the consolidated statements of income. In 2019, insurance income, net was $20.8 million, or 5.9% of our total revenue.

Credit life insurance provides for the payment in full of the borrower’s credit obligation to the lender in the event of the borrower’s death and, in some states, may provide a payment to a secondary beneficiary listed by the borrower. Credit accident and health insurance provides for the repayment of certain loan installments to the lender that come due during an insured’s period of income interruption resulting from disability from illness or injury. Credit involuntary unemployment insurance provides for repayment of certain loan installments in the event that the borrower is no longer employed as the result of a qualifying event, such as a layoff or reduction in workforce. Credit personal property insurance provides for payment following accidental loss of, or damage to, personal property collateral resulting from certain casualty events. We require that customers maintain property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party (such as homeowners or renters insurance) in lieu of purchasing property insurance from us. We also require proof of insurance on any vehicles securing loans, and in select markets, we offer vehicle single interest insurance on vehicles used as collateral on small and large loans.

All customers purchasing these types of insurance from us are required to sign multiple statements affirming that they understand that their purchase of insurance is optional and not a condition of the loan. In

Regional Management Corp. | 2019 Annual Report on Form 10-K | 8

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 9

In addition, in select states, we offer an “Auto Plus Plan” auto club product that is administered and serviced through a third-party provider. The product generally provides certain automobile, home, travel, and other services and benefits to customers, including emergency towing and roadside assistance, emergency locksmith service, automobile repair reimbursement, stolen car expense benefit, automobile insurance deductible reimbursement, limited legal services, and various travel and other discounts. The Auto Plus Plan is not an insurance product, and therefore, it is not included in our results of operations as insurance income, net, but rather, it is included as part of revenue under other income. However, as with the optional insurance products that we offer, any customer purchasing an Auto Plus Plan acknowledges that the purchase is optional and not a condition of the loan and that the plan may be cancelled within 30 days for a full refund.

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

The following table sets forth the number of branches as of the dates indicated:

	At December 31,
	2015	2016	2017	2018	2019
Texas	98	98	98	103	105
South Carolina	72	72	68	67	65
Alabama	50	49	47	46	46
North Carolina	36	36	37	36	36
Oklahoma	28	28	28	28	24
Tennessee	21	21	21	23	23
Virginia	1	8	17	18	19
New Mexico	18	19	18	17	16
Missouri	—	—	—	9	15
Wisconsin	—	—	—	4	9
Georgia	7	8	8	8	8

Total	331	339	342	359	366

The following table sets forth the average finance receivables per branch based on maturity:

Age of Branch (As of December 31, 2019)	Average Finance Receivables Per Branch as of December 31, 2019	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$1,128	—	29
Branches open one to three years	$2,650	134.9%	18
Branches open three to five years	$3,174	19.8%	39
Branches open five years or more	$3,217	1.4%	280

Regional Management Corp. | 2019 Annual Report on Form 10-K | 10

The average contribution to operating income from our branches has historically increased as our branches mature. The following table sets forth the average operating income contribution per branch for the year ended December 31, 2019, based on maturity of the branch.

Age of Branch (As of December 31, 2019)	Average Branch Operating Income Contribution	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$19	—	29
Branches open one to three years	$250	1,215.8%	18
Branches open three to five years	$353	41.2%	39
Branches open five years or more	$448	26.9%	280

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

Employees and Training

As of December 31, 2019, we had 1,638 employees. New employees must complete a comprehensive training curriculum that focuses on the company- and position-specific competencies needed to be successful. The training includes a blended approach utilizing eLearning modules, hands-on exercises, webinars, and assessments. Training content is focused on our operating policies and procedures, as well as several key compliance areas. Incentive compensation for new employees is contingent upon the successful and timely completion of the required new hire training curriculum. All current employees are also required to complete annual compliance training and re-certification. Additional management and developmental training is provided for those employees seeking to advance within our company.

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

The responsibility for the servicing and collection of each loan generally rests with the originating branch. Borrowers who have signed up for online account access have on-demand access to their account information through Regional’s website. In addition, borrowers may elect to receive automated, one-way text messages with information regarding their account, including payment reminders. Borrowers have the option of making payments (i) in person at a branch where they may pay by cash, check, money order, debit card, or immediate, one-time future, or recurring ACH, (ii) through our customer portal via debit card or immediate, one-time future, or recurring ACH, or (iii) by immediate or one-time future debit card or ACH over the phone. In the fourth quarter of 2019, over 70% of customer payments were made by debit card or ACH.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 11

customer to meet his or her current and future obligations in a manner that we believe will mitigate our risk, while also complying with state and federal laws and regulations, as well as our policies and procedures.

Customers are limited to two deferrals in a rolling twelve-month period unless it is determined that an exception is warranted (e.g. following a natural disaster). We generally limit the refinancing of delinquent loans to those customers who have made recent payments and for whom we have verified current employment, and we do not charge any origination fees on the refinancing of a severely delinquent loan. We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers resolve temporary financial setbacks and repair or sustain their credit. During 2019, we refinanced approximately $24.3 million of loans that were 60 or more days contractually past due, representing approximately 1.9% of our total loan originations in 2019. As of December 31, 2019, the outstanding balance of such refinanced loans was $18.5 million, or 1.6% of finance receivables as of such date. We may also agree to settle a past-due loan by accepting less than the full principal balance owed. A settlement is only used in certain limited cases and is only offered once we have determined that we are unlikely to collect the entire outstanding balance of the loan.

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

Information Technology

In 2016, we entered into an agreement with Nortridge Software, LLC (“Nortridge”) to transition to the Nortridge loan origination and servicing platform. From January 2016 to February 2018, we conducted a state-by-state phased implementation of the Nortridge platform in each of our states of operation. Since February 2018, all of our branches have operated using the Nortridge platform. Prior to our use of Nortridge, we serviced our loan portfolio using a software package developed and owned by ParaData Financial Systems.

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

We intend to continue to enhance the Nortridge platform to further leverage its capabilities and to meet our evolving needs. In addition, we rely on Teledata Communications Inc. and other third-party software vendors to provide access to certain credit applications.

Competition

The consumer finance industry is highly fragmented, with numerous competitors. The competition we face for each of our loan products is distinct.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 12

Small and Large Loans. We compete with several national companies operating greater than 800 branch locations each, as well as a handful of smaller, regionally-focused companies with between 100 and 300 branches in certain of the states in which we operate. We believe that the majority of our competitors are independent operators with generally less than 100 branches. We believe that competition between installment consumer loan companies occurs primarily on the basis of price, breadth of loan product offerings, flexibility of loan terms offered, and the quality of customer service provided. While underbanked customers may also use alternative financial services providers, such as title lenders, payday lenders, and pawn shops, these providers’ products offer different terms and typically carry substantially higher interest rates and fees than our installment loans. Accordingly, we believe that alternative financial services providers are not an attractive option for customers who meet our underwriting standards, which are generally stricter than the underwriting standards of alternative financial services providers. Our small and large loans also compete with pure online lenders, peer-to-peer lenders, and issuers of non-prime credit cards.

Retail Loans. In recent years, the retail loan industry has seen an increasing number of lenders enter the market that are dedicated to originating non-prime retail loans. We also face competition from rent-to-own financing, leasing, and credit card companies. Our retail loans are typically made at competitive rates, and competition is largely on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the speed of approval, and the quality of customer service provided. Point-of-sale financing decisions must be made rapidly while the customer is on the sales floor. We endeavor to provide responses to customer applications in less than ten minutes, and we staff our centralized retail loan underwriting team with multiple shifts seven days per week during peak retail shopping hours to ensure rapid response times.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 13

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 14

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 15

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

We have experienced substantial growth in recent years, opening 3 net new branches in 2017, 17 net new branches in 2018, and 7 net new branches in 2019, and increasing the size of our finance receivable portfolio from $717.8 million at the beginning of 2017 to $1,104.8 million at the end of 2019, a compound annual growth rate of 15.5%. We intend to continue our growth strategy in the future. As we increase the number of branches we operate, we will be required to find new, or relocate existing, employees to operate our branches and allocate resources to train and supervise those employees. The success of a branch depends significantly on the manager overseeing its operations and on our ability to enforce our underwriting standards and implement controls over branch operations. Recruiting suitable managers for new branches can be challenging, particularly in remote areas and in areas where we face significant competition. Furthermore, the annual turnover rate among our branch managers was approximately 22% in 2018 and 16.1% in 2019, and turnover rates of managers in our new branches may be similar or higher. Increasing the number of branches that we operate may divide the attention of our senior management or strain our ability to adapt our infrastructure and systems to accommodate our growth. If we are unable to promote, relocate, or recruit suitable managers, oversee their activities effectively, maintain our underwriting and loan servicing standards, and otherwise appropriately and effectively staff our branches, our delinquency and credit loss rates may increase and our overall results of operations may be adversely impacted.

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

We intend to continue our growth strategy, which is based on opening and acquiring branches in existing and new markets, introducing new products and channels, and increasing the finance receivable portfolios of our existing branches. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•

the inherent uncertainty regarding general economic conditions, including the economic effects of a prolonged public health crisis or pandemic (such as the recent outbreak of a novel coronavirus (COVID-19));

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 16

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

Our ability to collect on loans depends on the willingness and repayment ability of our borrowers. Any material adverse change in the effectiveness of our underwriting models, our implementation of such models (including through our loan origination software and processes), or the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in general economic, political, or social conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, prolonged public health crises or a pandemic (such as COVID-19), or other causes over which we have no control, or to changes or events affecting our borrowers such as unemployment, major medical expenses, bankruptcy, divorce, or death, would have a material adverse impact on our earnings and financial condition. Further, a substantial majority of our borrowers are non-prime borrowers, who are more likely to be affected, and more severely affected, by adverse macroeconomic conditions. We cannot be certain that our credit administration personnel, policies, and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio.

Our convenience check strategy exposes us to certain risks.

A significant portion of the growth in our installment loans has been achieved through direct mail campaigns. One aspect of our direct mail campaigns involves mailing “convenience checks” to pre-screened recipients, which customers can sign and cash or deposit, thereby agreeing to the terms of the loan, which are disclosed on the front and back of the check and in the accompanying disclosures. We use convenience checks to seed new branch openings and to attract new customers to existing branches in our geographic footprint. In 2018 and 2019, loans initiated through convenience checks represented 19.2% and 20.3%, respectively, of the value of our originated loans. We expect that convenience checks will continue to represent a meaningful portion of our installment loan originations in the future. There are several risks associated with the use of convenience checks, including the following:

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 17

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 18

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 19

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 20

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

Any concentration of our loan portfolio in a state or region may present unique risk concentrations. Our branches in South Carolina, Texas, and North Carolina accounted for 16%, 33%, and 15%, respectively, of our finance receivables in 2019. Furthermore, all of our operations are in five Southeastern, three Southwestern, one Mid-Atlantic, and two Midwestern states. As a result, we are highly susceptible to adverse economic conditions

Regional Management Corp. | 2019 Annual Report on Form 10-K | 21

in those areas. The unemployment and bankruptcy rates in some states in our footprint are among the highest in the country. High unemployment rates may reduce the number of qualified borrowers to whom we will extend loans, which would result in reduced loan originations. In addition, some geographic regions of the United States will, from time to time, experience weaker regional economic conditions and consequently will experience higher rates of loss and delinquency. A regional economy may be adversely affected by the loss of jobs in certain industries, by state and local taxes, or by other factors, including natural disasters, prolonged public health crises or a pandemic (such as COVID-19), civil disturbances, or international events such as wars. In the event that a significant portion of our loan portfolio is comprised of loans owed by borrowers residing in certain jurisdictions where economic conditions, elevated bankruptcy filings, natural disasters, or other factors specific to these jurisdictions adversely impact the delinquency and default experience of our loan portfolio, we could experience reduced or delayed payments on outstanding loans. For example, in 2017 and 2018, we experienced increases in credit losses as a result of hurricanes impacting customer accounts in our geographic footprint. These losses occurred in states where a substantial majority of our loan portfolio is concentrated—specifically in Texas in 2017 and in South Carolina and North Carolina in 2018. Conversely, an improvement in economic conditions could result in prepayments by our borrowers of their payment obligations on our loans. As a result, we may receive principal payments on the outstanding loans earlier than anticipated, which would reduce our finance receivables and the interest income earned thereon. No prediction can be made and no assurance can be given as to the effect of economic conditions on the rate of delinquencies, prepayments, or losses on our loan portfolio with respect to any part of our geographic footprint.

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

In the operation of our business, we are highly dependent upon a variety of information technology products, including our loan management system, which allows us to record, document, and manage our loan portfolio. In April 2016, we entered into an agreement with Nortridge pursuant to which Nortridge provides us with loan management software and related services. In 2018, we completed our transition to the Nortridge loan management software across our operations footprint.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 22

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

For example, in January 2020, we experienced an information technology infrastructure event caused by a system backup that affected our ability to originate branch loans and process certain methods of payment. As a result, our loan management system was not fully operational for a total of approximately seven business days between January 5, 2020 and January 16, 2020. The outage is expected to have an adverse impact on our results of operations. Although the Company, with the assistance of third-party experts, addressed and resolved the issue, there can be no assurance that a similar event will not occur in the future. See Note 20, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on this outage.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 23

We may not be able to make technological improvements as quickly as some of our competitors, which could harm our competitive ability and adversely affect our business, prospects, results of operations, and financial condition.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products, services, and marketing channels. We rely on our integrated branch network as the foundation of our multiple channel platform and the primary point of contact with our active accounts., In order to serve consumers who want to reach us over the internet, we make an online loan application available on our consumer website, and we provide our customers an online customer portal, giving them online access to their account information and an electronic payment option. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demand for convenience, as well as to create additional efficiencies in our operations. We expect that new technologies and business processes applicable to the consumer finance industry will continue to emerge, and these new technologies and business processes may be more efficient than those that we currently use. We cannot ensure that we will be able to sustain our investment in new technology, and we may not be able to effectively implement new technology-driven products and services as quickly as some of our competitors or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could cause disruptions in our operations, harm our ability to compete with our competitors, and adversely affect our business, prospects, results of operations, and financial condition.

Security breaches, cyber-attacks, failures in our information systems, or fraudulent activity could result in damage to our operations or lead to reputational damage.

We rely heavily on communications and information systems to conduct our business. Each branch is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis, and report revenues and expenses to our headquarters. Our computer systems, software, and networks may be vulnerable to breaches (including via computer hackings), unauthorized access, misuse, computer viruses, malware, phishing, employee error or malfeasance, or other failures or disruptions that could result in disruption to our business or the loss or theft of confidential information, including customer, employee, and business information. Any failure, interruption, or breach in security of these systems, including any failure of our back-up systems, hardware failures, or an inability to access data maintained offsite, could result in failures or disruptions in our customer relationship management, general ledger, loan, and other systems and could result in a loss of data (including loan portfolio data), a loss of customer business, or a violation of applicable privacy and other laws, subject us to additional regulatory scrutiny, or expose us to civil litigation, possible financial liability, and other adverse consequences, any of which could have a material adverse effect on our financial condition and results of operations. Furthermore, the techniques that are used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time. Accordingly, we may not be able to detect immediately any such breach, which may increase the losses that we would suffer. In addition, our existing insurance policies would not reimburse us for all of the damages that we might incur as a result of a breach.

A security breach or cyber-attack on our computer systems could interrupt or damage our operations or harm our reputation. We have implemented systems and processes designed to protect against unauthorized access to or use of personal information, and rely on encryption and authentication technology to effectively secure transmission of confidential information, including customer bank account, credit card, and other personal information. Despite the implementation of these security measures, there is no guarantee that they are adequate to safeguard against all security breaches and our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems. If we were to experience a security breach or cyber-attack, we could be required to incur substantial costs and liabilities, including, among other things, the following:

•	expenses to rectify the consequences of the security breach or cyber-attack;

•	liability for stolen assets or information;

Regional Management Corp. | 2019 Annual Report on Form 10-K | 24

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 25

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

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. In the past, we have lost employees and candidates to competitors who have been willing to pay higher compensation. Our ability to continue to expand our operations depends on our ability to attract, train, and retain a large and growing number of qualified employees. The turnover among all of our branch employees was approximately 40% in 2017, 51% in 2018, and 45% in 2019. This turnover increases our cost of operations and makes it more difficult to operate our branches. Our account executives and assistant manager roles have historically experienced high turnover. We may not be able to retain and cultivate personnel at these ranks for future promotion to branch manager. If our employee turnover rates increase above historical levels or if unanticipated problems arise from our high employee turnover and we are unable to readily replace such employees, our business, results of operations, financial condition, and ability to continue to expand could be adversely affected.

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

Our continued growth is also dependent, in part, on the skills, experience, and efforts of our executive officers and senior management. As previously announced, our former Executive Vice President and Chief

Regional Management Corp. | 2019 Annual Report on Form 10-K | 26

Financial Officer, Donald E. Thomas, retired from Regional in the third quarter of 2019, and our former Executive Vice President and Chief Credit Risk Officer, Daniel J. Taggart, stepped down from his position at Regional in the first quarter of 2020. Prior to their departure, the Company hired a new Chief Financial Officer and a new Chief Credit Risk Officer. We may not be successful in retaining the other members of our executive or senior management team or our other key employees. The loss of the services of any of our executive officers, senior management, or key team members, including state vice presidents, or the inability to attract additional qualified personnel as needed, could have an adverse effect on our business, financial condition, and results of operations. We also depend on our district supervisors to supervise, train, and motivate our branch employees. These supervisors have significant experience with our company and within our industry, and would be difficult to replace. If we lose a district supervisor to a competitor, we could also be at risk of losing other employees and customers. In addition, the process of identifying management successors creates uncertainty and could become a distraction to our senior management and our Board of Directors, and we may not be successful in attracting qualified candidates to replace key positions when necessary. The identification and recruitment of candidates to fill senior management positions, and the resulting transition process, may be disruptive to our business and operations.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 27

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

If our estimate of allowance for credit losses is not adequate to absorb actual losses, our provision for credit losses would increase, which would adversely affect our results of operations.

We maintain an allowance for credit losses for all loans we make. To estimate the appropriate level of credit loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding; delinquency levels, roll rates, and trends; historical credit losses; our current collection patterns; and economic trends. Our methodology for establishing our allowance for credit losses is based in large part on our delinquency roll rates and our historic loss experience. If customer behavior changes because of economic, political, social, or other conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our credit loss allowance, our provision for credit losses may be inadequate. During fiscal 2019, our provision for credit losses was $99.6 million, and we had net credit losses of $95.7 million. As of December 31, 2019, our finance receivables were $1,104.8 million. Maintaining the adequacy of our allowance for credit losses may require significant and unanticipated changes in our provisions for credit losses, which would materially affect our results of operations. Our allowance for credit losses, however, is an estimate, and if actual credit losses are materially greater than our credit loss allowance,

Regional Management Corp. | 2019 Annual Report on Form 10-K | 28

our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting update significantly changing the impairment model for estimating credit losses on financial assets. While the then-existing incurred loss impairment model required the recognition of credit losses when it was probable that a loss had been incurred, the new current expected credit loss (“CECL”) model requires entities to estimate the lifetime expected credit losses on such instruments and to record an allowance to offset the amortized cost basis of the financial assets. The CECL model requires earlier recognition of credit losses as compared to the incurred loss approach. It uses historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. In addition to the risks and uncertainties identified in the preceding paragraph, the CECL model requires increased use of judgment and dependence on forward-looking economic forecasts that may prove to be incorrect. Based on analyses and forecasts of future macroeconomic conditions as of December 31, 2019, we estimated a CECL allowance for credit losses of $122 million. The allowance under the prior incurred loss approach was $62 million as of December 31, 2019. Thus, effective January 1, 2020, the adoption of CECL accounting, through a modified-retrospective approach, caused an increase to the allowance for credit losses of approximately $60 million. Adjusting the CECL allowance for credit losses for changes in economic forecasts may result in the need for significant and unanticipated changes in our provisions for credit losses, which would materially affect our results of operations. See Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on this new accounting standard.

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

We have a senior revolving credit facility committed through September 2022 that allows us to borrow up to $640.0 million, assuming we are in compliance with a number of covenants and conditions. The credit facility also has an accordion provision that allows for the expansion of the facility up to $650.0 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance

Regional Management Corp. | 2019 Annual Report on Form 10-K | 29

receivables (other than those held by certain special purpose entities (each, an “SPE”), as described below) and equity interests of the majority of our subsidiaries. As of December 31, 2019, the amount outstanding under our senior revolving credit facility was $350.8 million and we had $290.7 million of eligible borrowing capacity on the credit facility (subject to certain covenants and conditions). During fiscal 2019, the maximum amount of borrowings outstanding under the facility at any one time was $395.2 million. We use our senior revolving credit facility as a source of liquidity, including for working capital and to fund the loans we make to our customers. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us on favorable terms or at all. In addition, we cannot be certain that we will be able to replace the amended and restated senior revolving credit facility when it matures on favorable terms or at all. If any of these events occur, our business, results of operations, and financial condition could be adversely affected.

The credit agreements governing our long-term debt contain restrictions and limitations that could affect our ability to operate our business.

The credit agreements governing our senior revolving credit facility and revolving warehouse credit facility contain a number of covenants that could adversely affect our business and our flexibility to respond to changing business and economic conditions or opportunities. Among other things, these covenants limit our ability to:

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

The credit agreements also impose certain obligations on us relating to our underwriting standards, recordkeeping and servicing of our loans, and our loss reserves and charge-off policies, and they require us to maintain certain financial ratios, including an interest coverage ratio and a capital base ratio. If we were to breach any covenants or obligations under our credit agreements and such breaches were to result in an event of default, our lenders could cause all amounts outstanding to become due and payable, subject to applicable grace periods. An event of default in any one credit agreement could also trigger cross-defaults under other existing and future credit agreements and other debt instruments, and materially and adversely affect our financial condition and ability to continue operating our business as a going concern.

Our securitizations may expose us to financing and other risks, and there can be no assurance that we will be able to access the securitization market in the future, which may require us to seek more costly financing.

We completed two securitizations in 2018 and one securitization in 2019, and we may in the future securitize certain of our finance receivables to generate cash to originate new finance receivables or to pay our outstanding indebtedness. In such transactions, we typically convey a pool of finance receivables to a special purpose entity, which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the issuing entity issues non-recourse notes or certificates pursuant to the terms of an indenture and/or amended and restated trust agreement, which then are transferred to the special purpose entity in exchange for the finance

Regional Management Corp. | 2019 Annual Report on Form 10-K | 30

receivables. The securities issued by the issuing entity are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we typically receive the cash proceeds from the sale of the securities issued by the issuing entity, all residual interests, if any, in the cash flows from the finance receivables after payment of the securities, and a 100% beneficial interest in the issuing entity.

Although we successfully completed securitizations in 2018 and 2019, we can give no assurances that we will be able to complete additional securitizations, including if, for example, the securitization markets become constrained or events within the Company cause investors to lack confidence in our ability to fulfill our obligations as servicer with respect to the securitizations. Further, the value of any subordinated securities that we may retain in our securitizations might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or other factors.

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

Rating agencies may also affect our ability to execute a securitization transaction or increase the costs we expect to incur from executing securitization transactions, not only by deciding not to issue ratings for our securitization transactions, but also by altering the processes and criteria they follow in issuing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated finance receivables for securitization in a manner that effectively reduces the value of those finance receivables by increasing our financing costs or otherwise requiring that we incur additional costs in order to comply with those processes and criteria. We have no ability to control or predict what actions the rating agencies may take.

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

We have entered into certain financing arrangements, including a revolving warehouse credit facility, which is secured by certain retail installment contracts and promissory notes (the “Receivables”). In June 2018, we securitized approximately $168.5 million of Receivables, in December 2018, we securitized approximately $136.9 million of Receivables, and in October 2019, we securitized approximately $144.5 million of Receivables. Our operating subsidiaries originated the Receivables and subsequently transferred the Receivables to certain of our wholly-owned subsidiaries that were established for the special purpose of entering into the financing arrangements and the respective securitizations. The documents governing our financing arrangements and securitizations contain provisions that require us to repurchase the affected Receivables under certain

Regional Management Corp. | 2019 Annual Report on Form 10-K | 31

circumstances. While our financing and securitization documents vary, they generally contain customary provisions that require us and the special purpose entities to make certain representations and warranties about the quality and nature of the Receivables. Together with the special purpose entities, we may be required to repurchase the Receivables if a representation or warranty is later determined to be inaccurate. In such a case, we will be required to pay a repurchase price for the release of the affected Receivables.

We believe that many purchasers of loans and other counterparties to transactions like those provided for in the revolving warehouse credit facility, the securitizations, and other similar transactions are particularly aware of the conditions under which originators or sellers of such finance receivables must indemnify for or repurchase finance receivables, and may benefit from enforcing any available repurchase remedies. If we are required to repurchase Receivables that we have sold or pledged, it could adversely affect our results of operations, financial condition, and liquidity.

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

If LIBOR ceases to exist, the method and rate used to calculate our variable-rate debt in the future may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over

Regional Management Corp. | 2019 Annual Report on Form 10-K | 32

time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Changes in interest rates may also influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital, financial results, and cash flows cannot yet be determined.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 33

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 34

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 35

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

We are also subject to potential enforcement, supervision, or other actions that may be brought by state attorneys general or other state enforcement authorities and other governmental agencies. For example, the CFPB, state and federal banking regulators, state attorneys general, the Federal Trade Commission, the U.S. Department of Justice, and federal government agencies have imposed sanctions on consumer loan originators for practices including, but not limited to, charging borrowers excessive fees, steering borrowers to loans with higher costs or more onerous terms, imposing higher interest rates than the borrower’s credit risk warrants, failing to disclose material terms of loans to borrowers, and otherwise engaging in discriminatory or unfair lending practices or unfair, deceptive, or abusive acts or practices. While we believe we are in substantial compliance with all applicable federal, state, and local laws and regulations, a contrary determination by a regulator, and any resulting action, could subject us to civil money penalties, customer remediation, and increased compliance costs, as well as damage to our reputation and brand and could limit or prohibit our ability to offer certain products and services or engage in certain business practices.

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

State and federal legislatures and regulators may also seek to impose new requirements or interpret or enforce existing requirements in new ways. Changes in current laws or regulations or the implementation of new

Regional Management Corp. | 2019 Annual Report on Form 10-K | 36

laws or regulations in the future may restrict our ability to continue our current methods of operation or expand our operations. For example, on December 12, 2019, legislation referred to as the “Unsolicited Loan Act of 2019” was reintroduced in the Senate after first being introduced in December 2018. This legislation would prohibit the practice of directly mailing convenience checks to potential borrowers. Currently, the only action that has been taken on the bill is referral to the Senate Committee on Banking, Housing, and Urban Affairs, which occurred immediately after its introduction on December 12, 2019. If the Unsolicited Loan Act of 2019 or a similar bill were to ultimately become law, we would no longer be permitted to mail convenience check offers to potential customers, which could materially and adversely affect our business, results of operations, and prospects. In addition, the “Veterans and Consumers Fair Credit Act” was introduced in the Senate on November 12, 2019 and referred to the Committee on Banking, Housing, and Urban Affairs. This legislation would extend the Military Lending Act’s consumer protections to all consumers, including a 36 percent interest rate cap on all consumer loans. If the Veterans and Consumers Fair Credit Act or a similar bill were to ultimately become law, our consumer loans would be capped at an annual percentage rate of 36 percent, which could materially and adversely affect our business, results of operations, and prospects.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 37

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

In addition to the Dodd-Frank Act’s grant of regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from a maximum of $5,883 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $29,416 per day for reckless violations and $1,176,638 per day for knowing violations. If we are subject to such administrative proceedings, litigation, orders, or monetary penalties in the future, it could have a material adverse effect on our operations and financial performance. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials find that we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

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

Although many of the regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant legislation may be interpreted and enforced or the full extent to which implementing regulations and supervisory policies may affect us. Finally, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act and rules promulgated thereunder, including those provisions establishing the CFPB and the rules and regulations proposed and enacted by the CFPB, may be revised, repealed, or amended. The results of the 2020 presidential and congressional elections may further impact the extent to which new or revised legislation or regulations are adopted. There can be no assurance that future reforms will not significantly and adversely impact our business, financial condition, and results of operations.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 38

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

The CFPB and other regulators have issued regulatory guidance that has focused on the need for financial institutions to oversee their business relationships with service providers in a manner that ensures such service providers comply with applicable law. This results in increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement and decreasing the benefit that we receive from using third-party vendors. Moreover, if regulators conclude that we have not met the heightened standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist, or other remedial actions, which could have an adverse effect on our business, financial condition, and operating results.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 39

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 40

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

We have approximately 986 million shares of common stock authorized but unissued, as of March 12, 2020. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its discretion, whether in connection with acquisitions or otherwise. Our stockholders previously approved the Regional Management Corp. 2015 Long-Term Incentive Plan (as amended and/or restated, the “2015 Plan”). Subject to adjustments as provided in the

Regional Management Corp. | 2019 Annual Report on Form 10-K | 41

2015 Plan, the maximum aggregate number of shares of our common stock that may be issued under the 2015 Plan may not exceed the sum of (a) 1,550,000 shares plus (b) any shares (i) remaining available for the grant of awards as of the effective date under the 2007 Management Incentive Plan (the “2007 Plan”) or the 2011 Stock Incentive Plan (the “2011 Plan”), and/or (ii) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires or lapses. We have 818,656 shares available for issuance under the 2015 Plan, as of March 12, 2020. In addition, our Board may recommend in the future that our stockholders approve new stock plans. Any common stock that we issue, including under our 2015 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 42

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 43

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters operations are located in an approximately 51,700 square foot leased facility in Greer, South Carolina, a town located outside of Greenville, South Carolina. As of March 12, 2020, each of our 368 branches is leased under fixed-term lease agreements. Our branches are located in 11 states throughout the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, and the average branch size is approximately 1,573 square feet.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 44

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “RM” since March 28, 2012. The last reported sale price of our common stock on the NYSE on March 12, 2020, was $20.39 per share.

Holders

As of March 12, 2020, there were 32 registered holders of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by those record holders, but we believe that there were approximately 2,200 beneficial owners of our common stock as of March 6, 2020.

Non-Affiliate Ownership

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates, as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders as of June 30, 2019. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is incorporated by reference in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Dividends; Stock Repurchases

We have not paid any cash dividends since our initial public offering in 2012. In both 2016 and 2019, we repurchased approximately $25 million of our common stock at weighted-average prices of $16.17 per share and $26.65 per share, respectively. Other than our 2016 and 2019 stock repurchase programs, which were completed in June 2016 and October 2019, respectively, we have historically retained earnings for future operations, expansion, and debt repayment.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 45

The following table provides information regarding our repurchase of our common stock during the year ended December 31, 2019.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
January 1, 2019 – April 30, 2019	—	$—	—	$—
May 1, 2019 – May 31, 2019	36,342	24.26	36,342	$24,118,324
June 1, 2019 – June 30, 2019	248,862	25.13	248,862	$17,865,184
July 1, 2019 – July 31, 2019	204,224	26.26	204,224	$12,501,253
August 1, 2019 – August 31, 2019	—	—	—	$12,501,253
September 1, 2019 – September 30, 2019	68,561	28.15	68,561	$10,571,196
October 1, 2019 – October 31, 2019	379,922	27.82	379,922	$15
November 1, 2019 – November 30, 2019	—	—	—	$15
December 1, 2019 – December 31, 2019	—	—	—	$15

Total	937,911	$26.65	937,911

*

On May 8, 2019, we announced that our Board of Directors had authorized the repurchase of up to $25.0 million of our outstanding shares of common stock. The authorization was effective immediately and extended through May 6, 2021. In October 2019, we completed the stock repurchase program.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 46

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

The following graph shows a comparison of the cumulative total return for our common stock, the NYSE Composite Index, and the NYSE Financial Index for the five years ended December 31, 2019. The graph assumes that $100 was invested at the market close on December 31, 2014, in the common stock of the Company, the NYSE Composite Index, and the NYSE Financial Index, and data for the NYSE Composite Index and the NYSE Financial Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 47

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated historical financial data for the periods set forth below are derived from audited consolidated financial statements. We derived the selected historical consolidated statement of income data for each of the years ended December 31, 2019, 2018, and 2017 and the selected historical consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements, which appear in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have derived the selected historical consolidated statement of income data for the years ended December 31, 2016 and 2015 and the selected historical consolidated balance sheet data as of December 31, 2017, 2016, and 2015 from our audited financial statements, which do not appear elsewhere in this Annual Report on Form 10-K.

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

	Year Ended December 31,
In thousands, except per share data	2019	2018	2017	2016	2015
Consolidated Statements of Income Data:
Revenue
Interest and fee income	$321,169	$280,121	$249,034	$220,963	$195,794
Insurance income, net, and other income	34,544	26,585	23,425	19,555	21,512

Total revenue	355,713	306,706	272,459	240,518	217,306
Expenses
Provision for credit losses	99,611	87,056	77,339	63,014	47,348
General and administrative expenses	156,984	140,284	130,955	118,632	115,598
Interest expense	40,125	33,464	23,908	19,924	16,221

Total expenses	296,720	260,804	232,202	201,570	179,167

Income before income taxes	58,993	45,902	40,257	38,948	38,139
Income taxes	14,261	10,557	10,294	14,917	14,774

Net income	$44,732	$35,345	$29,963	$24,031	$23,365

Earnings per Share Data:
Basic earnings per share	$3.92	$3.03	$2.59	$2.03	$1.82
Diluted earnings per share	$3.80	$2.93	$2.54	$1.99	$1.79
Basic weighted-average shares	11,401	11,655	11,551	11,824	12,849
Diluted weighted-average shares	11,773	12,078	11,783	12,085	13,074

Consolidated Balance Sheet Data (at period end):
Finance receivables(1)	$1,104,813	$932,243	$817,463	$717,775	$628,444
Allowance for credit losses	(62,200)	(58,300)	(48,910)	(41,250)	(37,452)

Net finance receivables(2)	$1,042,613	$873,943	$768,553	$676,525	$590,992
Total assets	1,158,540	956,395	829,483	712,224	626,373
Long-term debt	808,218	660,507	571,496	491,678	411,177
Total liabilities	855,757	677,234	590,072	504,749	421,146
Total stockholders’ equity	$302,783	$279,161	$239,411	$207,475	$205,227

(1)	Finance receivables equal the total amount due from the customer, net of unearned finance charges and insurance premiums.
(2)	Net finance receivables equal the total amount due from the customer, net of unearned finance charges, insurance premiums, and allowance for credit losses.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 48

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. We operate under the name “Regional Finance” in 366 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, serving 432,200 active accounts, as of December 31, 2019. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our multiple channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of December 31, 2019, we had 283.0 thousand small installment loans outstanding, representing $462.5 million in finance receivables. This included 116.1 thousand small loan convenience checks, representing $174.1 million in finance receivables.

•

Large Loans (>$2,500) – As of December 31, 2019, we had 130.7 thousand large installment loans outstanding, representing $608.6 million in finance receivables. This included 4.7 thousand large loan convenience checks, representing $14.1 million in finance receivables.

•	Retail Loans – As of December 31, 2019, we had 16.9 thousand retail purchase loans outstanding, representing $24.1 million in finance receivables.

•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 49

Small and large installment loans are our core loan products and will be the drivers of our future growth. We ceased originating automobile purchase loans in November 2017 to focus on growing our core loan portfolio, but we continue to own and service the automobile loans that we previously originated. As of December 31, 2019, we had 1.6 thousand automobile loans outstanding, representing $9.6 million in finance receivables. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average finance receivables grew 13.2% to $744.2 million in 2017, grew 14.7% to $853.8 million in 2018, and grew 15.5% to $985.7 million in 2019. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened 7, 17, and 3 net new branches in 2019, 2018, and 2017, respectively. We believe that we have the opportunity to add hundreds of additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk

Regional Management Corp. | 2019 Annual Report on Form 10-K | 50

associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of December 31, 2019, we held three interest rate cap contracts with an aggregate notional principal amount of $350.0 million. The interest rate caps have maturities of April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate). As of December 31, 2019, the one-month LIBOR was 1.76%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate. In addition, as described below, the interest rate on a portion of our long-term debt is fixed. As of December 31, 2019, 50.8% of our long-term debt was at a fixed rate. See Note 20, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding the purchase of an interest rate cap contract in March 2020.

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in the general and administrative expenses line of our consolidated statements of income. Our operating expense ratio (general and administrative expenses as a percentage of average finance receivables) was 15.9% for 2019, compared to 16.4% in 2018 and 17.6% in 2017. We believe that this ratio is generally in line with industry standards for companies of our size, and we expect that it will continue to decline in future years as we continue to grow our loan portfolio and control expense growth.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 51

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of December 31, 2019, the restricted cash balance for these cash reserves was $9.9 million. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 52

those temporary differences are expected to be recovered or settled. The change in deferred tax assets and liabilities is recognized in the period in which the change occurs, and the effects of future tax rate changes are recognized in the period in which the enactment of new rates occurs.

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average finance receivables:

	Year Ended December 31,
	2019		2018		2017
In thousands	Amount	% of Average Receivables	Amount	% of Average Receivables	Amount	% of Average Receivables
Revenue
Interest and fee income	$321,169	32.6%	$280,121	32.8%	$249,034	33.5%
Insurance income, net	20,817	2.1%	14,793	1.7%	13,061	1.8%
Other income	13,727	1.4%	11,792	1.4%	10,364	1.3%

Total revenue	355,713	36.1%	306,706	35.9%	272,459	36.6%

Expenses
Provision for credit losses	99,611	10.1%	87,056	10.2%	77,339	10.4%
Personnel	94,000	9.5%	84,068	9.8%	75,992	10.2%
Occupancy	24,618	2.5%	22,519	2.6%	21,530	2.9%
Marketing	8,206	0.8%	7,745	0.9%	7,128	1.0%
Other	30,160	3.1%	25,952	3.1%	26,305	3.5%

Total general and administrative	156,984	15.9%	140,284	16.4%	130,955	17.6%
Interest expense	40,125	4.1%	33,464	3.9%	23,908	3.2%

Income before income taxes	58,993	6.0%	45,902	5.4%	40,257	5.4%
Income taxes	14,261	1.5%	10,557	1.3%	10,294	1.4%

Net income	$44,732	4.5%	$35,345	4.1%	$29,963	4.0%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

Comparison of December 31, 2019, Versus December 31, 2018

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $24.8 million, or 5.7%, to $462.5 million at December 31, 2019, from $437.7 million at December 31, 2018. The increase was primarily due to increased marketing.

•

Large Loans (>$2,500) – Large loans outstanding increased by $170.6 million, or 39.0%, to $608.6 million at December 31, 2019, from $438.0 million at December 31, 2018. The increase was primarily due to increased marketing and the transition of small loan customers to large loans.

•

Automobile Loans – Automobile loans outstanding decreased by $16.5 million, or 63.2%, to $9.6 million at December 31, 2019, from $26.2 million at December 31, 2018. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 53

•	Retail Loans – Retail loans outstanding decreased $6.3 million, or 20.9%, to $24.1 million at December 31, 2019, from $30.4 million at December 31, 2018.

	Finance Receivables by Product
In thousands	December 31, 2019	December 31, 2018	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$462,499	$437,662	$24,837	5.7%
Large loans	608,608	437,998	170,610	39.0%

Total core loans	1,071,107	875,660	195,447	22.3%
Automobile loans	9,623	26,154	(16,531)	(63.2)%
Retail loans	24,083	30,429	(6,346)	(20.9)%

Total finance receivables	$1,104,813	$932,243	$172,570	18.5%

Number of branches at period end	366	359	7	1.9%
Average finance receivables per branch	$3,019	$2,597	$422	16.2%

Comparison of the Year Ended December 31, 2019, Versus the Year Ended December 31, 2018

Net Income. Net income increased $9.4 million, or 26.6%, to $44.7 million during 2019, from $35.3 million in 2018. The increase was primarily due to an increase in revenue of $49.0 million, offset by increases in general and administrative expenses of $16.7 million, provision for credit losses of $12.6 million, interest expense of $6.7 million, and income taxes of $3.7 million.

Revenue. Total revenue increased $49.0 million, or 16.0%, to $355.7 million in 2019, from $306.7 million in 2018. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $41.0 million, or 14.7%, to $321.2 million in 2019, from $280.1 million in 2018. The increase was primarily due to a 15.5% increase in average finance receivables, offset by a 0.2% decrease in average yield.

The following table sets forth the average finance receivables balance and average yield for our loan products:

	Average Finance Receivables for the Year Ended			Average Yields for the Year Ended
In thousands	December 31, 2019	December 31, 2018	YoY % Inc (Dec)	December 31, 2019	December 31, 2018	YoY % Inc (Dec)
Small loans	$437,358	$391,481	11.7%	38.5%	40.0%	(1.5)%
Large loans	504,302	389,919	29.3%	28.8%	28.5%	0.3%
Automobile loans	16,384	41,026	(60.1)%	14.8%	15.6%	(0.8)%
Retail loans	27,701	31,393	(11.8)%	19.0%	19.0%	0.0%

Total interest and fee yield	$985,745	$853,819	15.5%	32.6%	32.8%	(0.2)%

Regional Management Corp. | 2019 Annual Report on Form 10-K | 54

Small loan yields decreased 1.5% compared to 2018 as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Large loan yields increased 0.3% compared to 2018 as a result of adjusted pricing that reflects current market conditions. Automobile loan yields decreased 0.8% compared to 2018. We anticipate that the automobile loan yields will remain at the current level or decline due to higher-yielding loans paying off or renewing into large loans, leaving the lower-yielding loans in the liquidating automobile loan portfolio. When compared to 2018, retail loan yields remained unchanged.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated for the Year Ended
In thousands	December 31, 2019	December 31, 2018	YoY $ Inc (Dec)	YoY% Inc (Dec)
Small loans	$662,281	$624,243	$38,038	6.1%
Large loans	594,617	409,174	185,443	45.3%
Retail loans	19,630	26,579	(6,949)	(26.1)%

Total net loans originated	$1,276,528	$1,059,996	$216,532	20.4%

The hurricane that impacted our branches in September 2018 had an estimated $2.8 million negative impact on loan originations in 2018. The small loan portfolio experienced most of this impact.

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$18,356	$(5,932)	$(695)	$11,729
Large loans	32,602	1,067	314	33,983
Automobile loans	(3,842)	(315)	189	(3,968)
Retail loans	(700)	4	—	(696)
Product mix	(3,134)	3,241	(107)	—

Total increase in interest and fee income	$43,282	$(1,935)	$(299)	$41,048

The $41.0 million increase in interest and fee income in 2019 compared to 2018 was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average finance receivables.

Insurance Income, Net. Insurance income, net increased $6.0 million, or 40.7%, to $20.8 million in 2019, from $14.8 million in 2018. Insurance income, net represented 2.1% and 1.7% of average finance receivables in 2019 and 2018, respectively. In both 2019 and 2018, personal property insurance premiums represented the largest component of aggregate earned insurance premiums and non-file insurance claims expense represented the largest component of direct insurance expenses.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 55

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Year Ended
In thousands	December 31, 2019	December 31, 2018	YoY $ B(W)	YoY% B(W)
Earned premiums	$35,544	$31,095	$4,449	14.3%
Claims, reserves, and certain direct expenses	(14,727)	(16,302)	1,575	9.7%

Insurance income, net	$20,817	$14,793	$6,024	40.7%

In 2019, earned premiums increased by $4.4 million and claims, reserves, and certain direct expenses decreased by $1.6 million, in each case compared to 2018. The increase in earned premiums was primarily due to loan growth. The decrease in claims, reserves, and certain direct expenses was primarily due to $4.2 million less in non-file insurance claims expense related to our change in business practice to decrease utilization of non-file insurance. The change in business practice to lower utilization of non-file insurance causes substantially offsetting increases to insurance income, net and net credit losses.

Other Income. Other income increased $1.9 million, or 16.4%, to $13.7 million in 2019, from $11.8 million in 2018, due to a $1.3 million increase in commissions earned from the sale of our auto club product, a $0.5 million increase in interest income from restricted cash, and a $0.3 million increase in late charges. Late charges of $8.9 million and $8.6 million represented 64.9% and 73.0% of total other income in 2019 and 2018, respectively. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account. Other income represented 1.4% of average finance receivables in both 2019 and 2018.

Provision for Credit Losses. Our provision for credit losses increased $12.6 million, or 14.4%, to $99.6 million in 2019, from $87.1 million in 2018. The increase was due to an increase in net credit losses of $18.0 million, offset by a $5.5 million decrease in the allowance for credit losses compared to 2018. The provision for credit losses as a percentage of average finance receivables in 2019 was 10.1%, compared to 10.2% in 2018. Fiscal 2019 included a 0.8% impact from the $7.6 million of net credit losses discussed in the insurance income, net paragraph above. Fiscal 2018 included a 0.4% impact from the $3.7 million of provision for credit losses related to a hurricane in 2018 and a 0.4% impact from the $3.4 million of net credit losses discussed in the insurance income, net paragraph above.

The increase in the provision for credit losses is explained in greater detail below.

Net Credit Losses. Net credit losses increased $18.0 million, or 23.2%, to $95.7 million in 2019, from $77.7 million in 2018. The increase was primarily due to a $131.9 million increase in average finance receivables in 2019. Additionally, $4.2 million of the increase in net credit losses was related to the increase in non-file insurance claims expense related to our change in business practice to decrease utilization of non-file insurance.

Net credit losses as a percentage of average finance receivables were 9.7% in 2019, compared to 9.1% in 2018. Fiscal 2019 included a 0.4% impact from the $4.2 million incremental increase in net credit losses discussed in the insurance income, net paragraph above.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 56

The following table provides net credit losses and the benefit to net credit losses associated with non-file insurance claims payments as a percentage of average finance receivables for the periods indicated:

	Non-File Insurance Impact on Net Credit Loss Rates for the Year Ended
	December 31, 2019	December 31, 2018
Net credit losses	9.7%	9.1%
Non-file benefit	0.5%	1.0%

Delinquency Performance. Our December 31, 2019 contractual delinquency as a percentage of total finance receivables decreased to 7.2% from 7.7% as of December 31, 2018. Total contractual delinquency as of December 31, 2018 included 0.5% attributable to the impact of a hurricane in 2018.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	December 31, 2019		December 31, 2018
Allowance for credit losses	$62,200	5.6%	$58,300	6.3%
Current	921,856	83.4%	754,162	80.9%
1 to 29 days past due	103,925	9.4%	105,920	11.4%

Delinquent accounts:
30 to 59 days	25,110	2.3%	22,529	2.3%
60 to 89 days	18,665	1.7%	17,382	1.9%
90 to 119 days	13,836	1.3%	12,279	1.3%
120 to 149 days	11,595	1.0%	10,890	1.2%
150 to 179 days	9,826	0.9%	9,081	1.0%

Total contractual delinquency	$79,032	7.2%	$72,161	7.7%

Total finance receivables	$1,104,813	100.0%	$932,243	100.0%

	Contractual Delinquency by Product
In thousands	December 31, 2019		December 31, 2018
Small loans	$42,265	9.1%	$40,663	9.3%
Large loans	33,554	5.5%	26,814	6.1%
Automobile loans	754	7.8%	2,083	8.0%
Retail loans	2,459	10.2%	2,601	8.5%

Total contractual delinquency	$79,032	7.2%	$72,161	7.7%

Regional Management Corp. | 2019 Annual Report on Form 10-K | 57

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	December 31, 2019			December 31, 2018
In thousands	Finance Receivables	Allowance for Credit Losses	Allowance as a Percentage of Finance Receivables	Finance Receivables	Allowance for Credit Losses	Allowance as a Percentage of Finance Receivables
Small loans	$462,499	$30,588	6.6%	$437,662	$30,759	7.0%
Large loans	608,608	29,148	4.8%	437,998	23,702	5.4%

Total core loans	1,071,107	59,736	5.6%	875,660	54,461	6.2%
Automobile loans	9,623	820	8.5%	26,154	1,893	7.2%
Retail loans	24,083	1,644	6.8%	30,429	1,946	6.4%

Total	$1,104,813	$62,200	5.6%	$932,243	$58,300	6.3%

The allowance for credit losses as a percentage of finance receivables decreased to 5.6% as of December 31, 2019, from 6.3% as of December 31, 2018. The decrease was primarily due to a $3.6 million decrease in the allowance related to credit losses on customer accounts impacted by a hurricane in the prior-year period. Additionally, our large loan portfolio growth and implementation of custom scorecards in all 11 states have further reduced the allowance for credit losses as a percentage of finance receivables.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $16.7 million, or 11.9%, to $157.0 million in 2019 from $140.3 million in 2018. Our operating expense ratio decreased to 15.9% in 2019, from 16.4% in 2018. We believe that our operating expense ratio will continue to decline in future years as we continue to grow our loan portfolio and control expense growth. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $9.9 million, or 11.8%, to $94.0 million in 2019, from $84.1 million in 2018. Labor expense increased $8.2 million primarily due to added headcount in our branches to effectively service active account growth that has occurred since December 31, 2018. Additional increases include branch incentive costs of $0.9 million, personnel costs related to our 7 net new branches that opened since the prior-year period of $0.4 million, and employee relocation costs of $0.3 million.

Occupancy. Occupancy expenses increased $2.1 million, or 9.3%, to $24.6 million in 2019, from $22.5 million in 2018. The increase was primarily due to costs related to branch relocations, remodels, and our 7 net new branches that opened since the prior-year period. Additionally, we frequently experience increases in rent, leasehold improvements, and computer equipment expenses as we renew existing branch leases.

Marketing. Marketing expenses increased $0.5 million, or 6.0%, to $8.2 million in 2019, from $7.7 million in 2018. The increase was primarily due to increased investment in our digital marketing channels and the impact of our 7 net new branches that opened during 2019.

Other Expenses. Other expenses increased $4.2 million, or 16.2%, to $30.2 million in 2019, from $26.0 million in 2018. We frequently experience increases in other expenses including legal and settlement expenses, external fraud, collections expense, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Interest Expense. Interest expense on long-term debt increased $6.7 million, or 19.9%, to $40.1 million in 2019, from $33.5 million in 2018. The increase was primarily due to an increase in the average balance of our

Regional Management Corp. | 2019 Annual Report on Form 10-K | 58

long-term debt facilities from finance receivable growth. The average cost of our total long-term debt increased 0.11% to 5.77% in 2019, from 5.66% in 2018, primarily due to an increase in the amortization of debt issuance costs related to securitizations.

Income Taxes. Income taxes increased $3.7 million, or 35.1%, to $14.3 million in 2019, from $10.6 million in 2018. The increase was primarily due to a $13.1 million increase in pre-tax income compared to the prior-year period. Our effective tax rate increased to 24.2% in 2019, compared to 23.0% in 2018. The increase was primarily due to the decrease in tax benefits from the exercise and vesting of share-based awards and the decrease in research and development tax credits.

Comparison of the Year Ended December 31, 2018, Versus the Year Ended December 31, 2017

For a comparison of our results of operations for the years ended December 31, 2018 and December 31, 2017, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (which was filed with the SEC on March 8, 2019), which comparison is incorporated by reference herein.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. In connection with our plans to improve our technology infrastructure and to expand our branch network in future years, we expect to incur approximately $9.0 million to $12.0 million of expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facility, and asset-backed securitization transactions, all of which are described below. We had a funded debt-to-equity ratio (long-term debt divided by total stockholders’ equity) of 2.7 to 1.0 and a shareholder equity ratio (total stockholders’ equity as a percentage of total assets) of 26.1% as of December 31, 2019.

We believe that cash flow from our operations and borrowings under our long-term debt facilities will be adequate to fund our business for the next twelve months, including initial operating losses of new branches and finance receivable growth of new and existing branches. From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving periods of our warehouse credit facility and RMIT 2018-1, RMIT 2018-2, and RMIT 2019-1 securitizations (each as described below) end in April 2021, June 2020, December 2020, and October 2021, respectively. There can be no assurance that we will be able to secure an extension of the warehouse credit facility or close additional securitization transactions if and when needed in the future. We are continuing to seek ways to diversify our long-term funding sources.

In May 2019, the Board of Directors authorized the repurchase of up to $25.0 million of our outstanding shares of common stock. The authorization was effective immediately and extended through May 6, 2021. In October 2019, we completed the stock repurchase program.

Cash Flow.

Operating Activities. Net cash provided by operating activities increased by $18.8 million, or 12.8%, to $165.1 million in 2019, from $146.3 million in 2018. The increase was primarily due to the growth in our business described above, which produced an increase in net income, before provision for credit losses.

Investing Activities. Investing activities consist of originations and purchases of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash

Regional Management Corp. | 2019 Annual Report on Form 10-K | 59

used in investing activities in 2019 was $275.6 million, compared to $199.2 million in 2018, a net increase of $76.4 million. The increase in cash used was primarily due to increased net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness and issuances of common stock. In 2019, net cash provided by financing activities was $116.9 million, an increase of $35.8 million compared to $81.1 million in 2018. The increase in cash provided was primarily a result of an increase in net advances on debt instruments of $58.7 million and a decrease in payments for debt issuance costs of $2.3 million, offset by a $25.0 million increase in the repurchase of our common stock.

Financing Arrangements.

Senior Revolving Credit Facility. In September 2019, we amended and restated our senior revolving credit facility to, among other things, increase the availability under the facility from $638 million to $640 million and extend the maturity of the facility from June 2020 to September 2022. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by our variable interest entities (each, a “VIE”), the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (80% of eligible secured finance receivables, 75% of eligible unsecured finance receivables, and 55% of eligible delinquent renewals as of December 31, 2019). As of December 31, 2019, we had $109.6 million of eligible borrowing capacity under the facility. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 1.76% and 2.50% at December 31, 2019 and December 31, 2018, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark, if necessary. We pay an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility.

Our long-term debt under the senior revolving credit facility was $350.8 million as of December 31, 2019. In advance of its September 2022 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part I, Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

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

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $39.4 million and $33.5 million as of December 31, 2019 and December 31, 2018, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation. Distributions from the SPEs to us are permitted under the debt arrangements.

At each sale of receivables from our affiliates to the SPEs, we make certain representations and warranties about the quality and nature of the collateralized receivables. The debt arrangements require us to

Regional Management Corp. | 2019 Annual Report on Form 10-K | 60

repurchase the receivables in certain circumstances, including circumstances in which the representations and warranties made by us concerning the quality and characteristics of the receivables are inaccurate. Assets transferred to SPEs are legally isolated from us and our affiliates, and the claims of our and our affiliates’ creditors. Further, the assets of each SPE are owned by such SPE and are not available to satisfy the debts or other obligations of us or any of our affiliates. See Part I, Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our variable interest entity debt.

Amortizing Loan. In November 2017, we and our wholly-owned SPE, Regional Management Receivables, LLC (“RMR I”), amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan. The amended and restated credit agreement provided for an additional advance in the amount of $37.8 million and extended the maturity date to December 2024. The amended and restated credit agreement also allowed us to prepay the loan when the outstanding balance fell below 20% of the original loan amount. In October 2019, we and RMR I exercised the right to make an optional principal repayment in full, and in connection with such prepayment, the facility terminated.

Revolving Warehouse Credit Facility. In October 2019, we and our wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended the credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to April 2021 and April 2022, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). The three-month LIBOR was 1.91% and 2.81% at December 31, 2019 and December 31, 2018, respectively. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. As of December 31, 2019, our long-term debt under the credit facility was $46.6 million.

RMIT 2018-1 Securitization. In June 2018, we, our wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and our indirect wholly-owned SPE, Regional Management Issuance Trust 2018-1 (“RMIT 2018-1”), completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2018-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-1. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. Borrowings under the RMIT 2018-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.93%. Prior to maturity in July 2027, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period. As of December 31, 2019, our long-term debt under the securitization was $150.2 million.

RMIT 2018-2 Securitization. In December 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, Regional Management Issuance Trust 2018-2 (“RMIT 2018-2”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period. As of December 31, 2019, our long-term debt under the securitization was $130.3 million.

RMIT 2019-1 Securitization. In October 2019, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, Regional Management Issuance Trust 2019-1 (“RMIT 2019-1”), completed a

Regional Management Corp. | 2019 Annual Report on Form 10-K | 61

private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period. As of December 31, 2019, our long-term debt under the securitization was $130.3 million.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At December 31, 2019, we were in compliance with all debt covenants.

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

Restricted Cash Reserve Accounts.

Revolving Warehouse Credit Facility. The credit agreement governing the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of December 31, 2019, the warehouse facility cash reserve requirement totaled $0.3 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $3.3 million as of December 31, 2019.

RMIT 2018-1 Securitization. As required under the transaction documents governing the RMIT 2018-1 securitization, we deposited $1.7 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $14.9 million as of December 31, 2019.

RMIT 2018-2 Securitization. As required under the transaction documents governing the RMIT 2018-2 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $11.3 million as of December 31, 2019.

RMIT 2019-1 Securitization. As required under the transaction documents governing the RMIT 2019-1 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $9.9 million as of December 31, 2019.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of December 31, 2019, cash reserves for reinsurance were $9.9 million

Regional Management Corp. | 2019 Annual Report on Form 10-K | 62

Interest Rate Caps.

As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of December 31, 2019, we held three interest rate cap contracts with an aggregate notional principal amount of $350.0 million. The interest rate caps have maturities of April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate). As of December 31, 2019, the one-month LIBOR was 1.76%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate. See Note 20, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding the purchase of an interest rate cap contract in March 2020.

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of December 31, 2019, the cash reserves were $9.9 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Principal payments on long-term debt obligations	$808,218	$59,940	$704,725	$43,553	$—
Interest payments on long-term debt obligations	81,646	35,807	45,302	537	—
Operating lease obligations	33,274	7,047	11,804	8,237	6,186

Total	$923,138	$102,794	$761,831	$52,327	$6,186

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 63

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 64

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

The FASB issued an accounting update in June 2016 to change the impairment model for estimating credit losses on financial assets. While the then-existing incurred loss impairment model required the recognition of credit losses when it was probable that a loss had been incurred, the new CECL model requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial assets. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption was permitted. Based on analyses and forecasts of future macroeconomic conditions as of December 31, 2019, we have quantified the estimated impacts. See Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for more information on this new accounting standard.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 65

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 66

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables at either prevailing market rates or at statutory limits. Our finance receivables are structured on a fixed-rate, fixed-term basis. Accordingly, subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.2 times per year from payments, renewals, and net credit losses. Because our large loans have longer maturities than our small loans and typically renew at a slower rate than our small loans, the rate of turnover of the loan portfolio may change as our large loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of December 31, 2019, the interest rates on 50.8% of our long-term debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At December 31, 2019, the balances of the senior revolving credit facility and the revolving warehouse credit facility were $350.8 million and $46.6 million, respectively.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Borrowings under the revolving warehouse credit facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). As of December 31, 2019, the LIBOR rates under the senior revolving credit facility and the revolving warehouse credit facility were 1.76% and 1.91%, respectively.

We have purchased interest rate caps to manage the risk associated with an aggregate notional $350.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR and reimburse us for the difference when the one-month LIBOR exceeds the strike rate. The interest rate caps have maturities of April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), and April 2021 ($200.0 million, 3.50% strike rate). See Note 20, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding the purchase of an interest rate cap contract in March 2020.

Effective interest rates for borrowings under the senior revolving credit facility and the revolving warehouse credit facility were 5.80% and 5.99%, respectively, for the year ended December 31, 2019, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at December 31, 2019, an increase of 100 basis points in LIBOR rates would result in approximately $4.0 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. Our interest rate cap coverage at December 31, 2019 would reduce this increased expense by approximately $0.1 million on an annual basis.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 67

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REGIONAL MANAGEMENT CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year Ended December 31, 2019

Regional Management Corp. | 2019 Annual Report on Form 10-K | 68

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Regional Management Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Management Corp. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for lease transactions in 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

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

Raleigh, North Carolina

March 13, 2020

Regional Management Corp. | 2019 Annual Report on Form 10-K | 69

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Regional Management Corp. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Regional Management Corp. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 of the Company and our report dated March 13, 2020 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying SOX 404 Management Assessment Report—Effectiveness of Internal Controls over Financial Reporting (“ICFR”) for the Twelve Months Ended December 31, 2019. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 70

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Raleigh, North Carolina

March 13, 2020

Regional Management Corp. | 2019 Annual Report on Form 10-K | 71

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2019 and 2018

(in thousands, except par value amounts)

	2019	2018
Assets
Cash	$2,263	$3,657
Gross finance receivables	1,500,962	1,237,526
Unearned finance charges and insurance premiums	(396,149)	(305,283)

Finance receivables	1,104,813	932,243
Allowance for credit losses	(62,200)	(58,300)

Net finance receivables	1,042,613	873,943
Restricted cash	54,164	46,484
Lease assets	26,438	—
Property and equipment	15,301	13,926
Intangible assets	9,438	10,010
Deferred tax asset	619	—
Other assets	7,704	8,375

Total assets	$1,158,540	$956,395

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$808,218	$660,507
Unamortized debt issuance costs	(9,607)	(9,158)

Net long-term debt	798,611	651,349
Accounts payable and accrued expenses	28,676	25,138
Lease liabilities	28,470	—
Deferred tax liability	—	747

Total liabilities	855,757	677,234
Commitments and contingencies (Notes 6, 17, and 18)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, no shares issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 13,497 shares issued and 11,013 shares outstanding at December 31, 2019 and 13,323 shares issued and 11,777 shares outstanding at December 31, 2018)	1,350	1,332
Additional paid-in-capital	102,678	98,778
Retained earnings	248,829	204,097
Treasury stock (2,484 shares at December 31, 2019 and 1,546 shares at December 31, 2018)	(50,074)	(25,046)

Total stockholders’ equity	302,783	279,161

Total liabilities and stockholders’ equity	$1,158,540	$956,395

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$152	$168
Finance receivables	474,340	342,481
Allowance for credit losses	(22,015)	(18,378)
Restricted cash	44,221	39,361
Other assets	68	75

Total assets	$496,766	$363,707

Liabilities
Net long-term debt	$450,297	$324,879
Accounts payable and accrued expenses	86	25

Total liabilities	$450,383	$324,904

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 72

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2019, 2018, and 2017

(in thousands, except per share amounts)

	2019	2018	2017
Revenue
Interest and fee income	$321,169	$280,121	$249,034
Insurance income, net	20,817	14,793	13,061
Other income	13,727	11,792	10,364

Total revenue	355,713	306,706	272,459

Expenses
Provision for credit losses	99,611	87,056	77,339
Personnel	94,000	84,068	75,992
Occupancy	24,618	22,519	21,530
Marketing	8,206	7,745	7,128
Other	30,160	25,952	26,305

Total general and administrative expenses	156,984	140,284	130,955
Interest expense	40,125	33,464	23,908

Income before income taxes	58,993	45,902	40,257
Income taxes	14,261	10,557	10,294

Net income	$44,732	$35,345	$29,963

Net income per common share:
Basic	$3.92	$3.03	$2.59

Diluted	$3.80	$2.93	$2.54

Weighted-average common shares outstanding:
Basic	11,401	11,655	11,551

Diluted	11,773	12,078	11,783

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 73

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019, 2018, and 2017

(in thousands)

	Year Ended December 31, 2019
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2018	13,323	$1,332	$98,778	$204,097	$(25,046)	$279,161
Issuance of restricted stock awards	211	21	(21)	—	—	—
Exercise of stock options	16	2	—	—	—	2
Repurchase of common stock	—	—	—	—	(25,028)	(25,028)
Shares withheld related to net share settlement	(53)	(5)	(1,226)	—	—	(1,231)
Share-based compensation	—	—	5,147	—	—	5,147
Net income	—	—	—	44,732	—	44,732

Balance, December 31, 2019	13,497	$1,350	$102,678	$248,829	$(50,074)	$302,783

	Year Ended December 31, 2018
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2017	13,205	$1,321	$94,384	$168,752	$(25,046)	$239,411
Issuance of restricted stock awards	101	10	(10)	—	—	—
Exercise of stock options	89	8	—	—	—	8
Shares withheld related to net share settlement	(72)	(7)	(858)	—	—	(865)
Share-based compensation	—	—	5,262	—	—	5,262
Net income	—	—	—	35,345	—	35,345

Balance, December 31, 2018	13,323	$1,332	$98,778	$204,097	$(25,046)	$279,161

	Year Ended December 31, 2017
	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2016	12,996	$1,300	$92,432	$138,789	$(25,046)	$207,475
Issuance of restricted stock awards	74	7	(7)	—	—	—
Exercise of stock options	289	29	305	—	—	334
Shares withheld related to net share settlement	(154)	(15)	(2,006)	—	—	(2,021)
Share-based compensation	—	—	3,660	—	—	3,660
Net income	—	—	—	29,963	—	29,963

Balance, December 31, 2017	13,205	$1,321	$94,384	$168,752	$(25,046)	$239,411

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 74

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2019, 2018, and 2017

(in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$44,732	$35,345	$29,963
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	99,611	87,056	77,339
Depreciation and amortization	10,856	8,803	7,357
Loss on disposal of property and equipment	94	24	245
Share-based compensation	5,147	5,262	3,660
Fair value adjustment on interest rate caps	249	330	64
Deferred income taxes, net	(1,366)	(4,214)	4,994
Changes in operating assets and liabilities:
(Increase) decrease in other assets	2,456	7,306	(11,294)
Increase in accounts payable and accrued expenses	3,283	6,373	3,105

Net cash provided by operating activities	165,062	146,285	115,433

Cash flows from investing activities:
Net originations of finance receivables	(268,281)	(192,446)	(169,366)
Purchases of intangible assets	(1,603)	(1,446)	(6,355)
Purchases of property and equipment	(5,804)	(5,352)	(4,765)
Proceeds from disposal of property and equipment	59	—	558

Net cash used in investing activities	(275,629)	(199,244)	(179,928)

Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	22,744	(123,977)	(799)
Net proceeds from (payments on) amortizing loan	(21,642)	(31,738)	14,551
Net advances (payments) on revolving warehouse credit facility	16,507	(35,940)	66,066
Net advances on securitizations	130,102	280,665	—
Payments for debt issuance costs	(4,891)	(7,235)	(4,547)
Taxes paid related to net share settlement of equity awards	(939)	(692)	(1,809)
Proceeds from exercise of stock options	—	—	307
Repurchases of common stock	(25,028)	—	—

Net cash provided by financing activities	116,853	81,083	73,769

Net change in cash and restricted cash	6,286	28,124	9,274
Cash and restricted cash at beginning of period	50,141	22,017	12,743

Cash and restricted cash at end of period	$56,427	$50,141	$22,017

Supplemental cash flow information:
Interest paid	$35,478	$30,127	$20,460

Income taxes paid	$14,695	$3,600	$15,681

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Cash	$2,263	$3,657	$5,230	$4,446
Restricted cash	54,164	46,484	16,787	8,297

Total cash and restricted cash	$56,427	$50,141	$22,017	$12,743

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 75

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile loans, but ceased such originations in November 2017. As of December 31, 2019, the Company operated under the name “Regional Finance” in 366 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States. The Company opened 7, 17, and 3 net new branches during the years ended December 31, 2019, 2018, and 2017, respectively.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 76

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 77

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

The allowance for credit losses consists of general and specific components. The general component of the allowance estimates credit losses for groups of finance receivables on a collective basis and relates to probable incurred losses of unimpaired finance receivables. The general component of the allowance is primarily based on delinquency roll rates. The Company’s finance receivable types are stratified by delinquency stages, and the future monthly delinquency profiles and credit losses are projected forward using historical delinquency roll rates. The Company records a general allowance for credit losses that includes forecasted future credit losses over the estimated loss emergence period (the interval of time between the event which caused a borrower to default and the Company’s recording of the credit loss) for each finance receivable type.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 78

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

Restricted cash: Restricted cash includes cash and cash equivalents for which the Company’s ability to withdraw funds is contractually limited. The Company’s restricted cash consists of cash reserves that are maintained as collateral for potential credit life insurance claims and cash restricted for debt servicing of the Company’s revolving warehouse credit facility and securitizations.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 79

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 80

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

In June 2016, the FASB issued an accounting update significantly changing the impairment model for estimating credit losses on financial assets. While the then-existing incurred loss impairment model required the recognition of credit losses when it was probable that a loss had been incurred, the new current expected credit loss (“CECL”) model requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial assets. The CECL model requires earlier recognition of credit losses as compared to the incurred loss approach. It uses historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. This accounting update is effective for annual and interim periods beginning after December 15, 2019, and early adoption was permitted.

The Company’s cross-functional CECL implementation team, software vendor, and consulting team have completed the established implementation plan to ensure compliance with the accounting update at the time of adoption. The Company continues to finalize refinements to the future state business processes, policies, controls, and related documentation, and those items are being audited.

Based on analyses and forecasts of future macroeconomic conditions as of December 31, 2019, the Company estimates a CECL allowance for credit losses of $122 million. The allowance under the prior incurred loss approach was $62 million as of December 31, 2019. Effective January 1, 2020, the adoption of CECL accounting, through a modified-retrospective approach, caused an increase to the allowance for credit losses of $60 million and a one-time, cumulative reduction to retained earnings of $46 million (net of $14 million in taxes). The Company’s allowance for credit losses of 5.8% as a percentage of finance receivables on December 31, 2019 increased to 10.8% as a percentage of the amortized cost basis on January 1, 2020. The CECL accounting adoption will not result in any changes in the cash flows of the financial assets, will not cause the Company to violate any of its existing debt covenants, and will not inhibit the Company in funding its growth or returning capital to its shareholders.

The following table illustrates the impact of the CECL accounting adoption by product:

	December 31, 2019	January 1, 2020
In thousands	Pre-Adoption Allowance	Impact of Adoption	CECL Allowance
Small loans	$30,588	$24,185	$54,773
Large loans	29,148	33,550	62,698
Automobile loans	820	599	1,419
Retail loans	1,644	1,766	3,410

Allowance for credit losses	$62,200	$60,100	$122,300

Regional Management Corp. | 2019 Annual Report on Form 10-K | 81

Beginning in January 2020 with the adoption of CECL accounting, the Company will reclassify unearned insurance premiums out of the finance receivables line item to align its consolidated balance sheet presentation with the amortized cost definition in the new accounting standard. The tables below illustrate the impacts of this reclassification to the Company’s previously reported balance sheet presentation of receivables and other key metrics:

	Quarterly Trend – As Reported (Pre-CECL Adoption)
In thousands	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Gross finance receivables	$1,204,495	$1,300,043	$1,404,172	$1,500,962
Unearned finance charges	(273,651)	(305,063)	(337,086)	(367,558)
Unearned insurance premiums	(18,594)	(21,546)	(24,900)	(28,591)

Finance receivables	912,250	973,434	1,042,186	1,104,813
Allowance for credit losses	(56,400)	(57,200)	(60,900)	(62,200)

Net finance receivables	$855,850	$916,234	$981,286	$1,042,613

Average finance receivables	$924,948	$934,373	$1,010,515	$1,071,265

As a % of finance receivables:
Allowance for credit losses	6.2%	5.9%	5.8%	5.6%
30+ day contractual delinquency	7.0%	6.4%	6.6%	7.2%

As a % of average finance receivables:
Interest and fee yield (annualized)	32.1%	32.5%	32.9%	32.8%
Operating expense ratio (annualized)	16.5%	16.2%	15.9%	15.3%
Net credit loss ratio (annualized)	10.9%	10.7%	8.2%	9.2%

	Quarterly Trend – Amortized Cost Basis (Post-CECL Adoption)
In thousands	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Finance receivables	$930,844	$994,980	$1,067,086	$1,133,404
Unearned insurance premiums	(18,594)	(21,546)	(24,900)	(28,591)
Allowance for credit losses	(56,400)	(57,200)	(60,900)	(62,200)

Net finance receivables	$855,850	$916,234	$981,286	$1,042,613

Average finance receivables	$944,763	$954,940	$1,033,939	$1,098,410

As a % of finance receivables:
Allowance for credit losses	6.1%	5.7%	5.7%	5.5%
30+ day contractual delinquency	6.9%	6.3%	6.5%	7.0%

As a % of average finance receivables:
Interest and fee yield (annualized)	31.5%	31.8%	32.1%	32.0%
Operating expense ratio (annualized)	16.2%	15.8%	15.5%	14.9%
Net credit loss ratio (annualized)	10.7%	10.4%	8.1%	9.0%

Regional Management Corp. | 2019 Annual Report on Form 10-K | 82

	Quarterly Trend – Reclassification Change
In thousands	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Finance receivables	$18,594	$21,546	$24,900	$28,591

Average finance receivables	$19,815	$20,567	$23,424	$27,145

As a % of finance receivables:
Allowance for credit losses	(0.1)%	(0.2)%	(0.1)%	(0.1)%
30+ day contractual delinquency	(0.1)%	(0.1)%	(0.1)%	(0.2)%
As a % of average finance receivables:

Interest and fee yield (annualized)	(0.6)%	(0.7)%	(0.8)%	(0.8)%
Operating expense ratio (annualized)	(0.3)%	(0.4)%	(0.4)%	(0.4)%
Net credit loss ratio (annualized)	(0.2)%	(0.3)%	(0.1)%	(0.2)%

In August 2018, the FASB issued an accounting update to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments align the capitalization requirements for hosting arrangements that are service contracts with the capitalization principles for internal-use software. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. Upon adoption, the Company will apply the update on a prospective basis. The adoption will not have a material impact on its financial statements.

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

Note 4. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

	December 31,
In thousands	2019	2018
Small loans	$462,499	$437,662
Large loans	608,608	437,998
Automobile loans	9,623	26,154
Retail loans	24,083	30,429

Finance receivables	$1,104,813	$932,243

Regional Management Corp. | 2019 Annual Report on Form 10-K | 83

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	December 31, 2019
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$372,921	80.7%	$523,936	86.1%	$6,906	71.8%	$18,093	75.1%	$921,856	83.4%
1 to 29 days past due	47,313	10.2%	51,118	8.4%	1,963	20.4%	3,531	14.7%	103,925	9.4%

Delinquent accounts
30 to 59 days	12,666	2.8%	11,351	1.9%	240	2.5%	853	3.6%	25,110	2.3%
60 to 89 days	9,889	2.1%	8,103	1.3%	110	1.1%	563	2.3%	18,665	1.7%
90 to 119 days	7,500	1.6%	5,832	1.0%	129	1.4%	375	1.5%	13,836	1.3%
120 to 149 days	6,570	1.4%	4,541	0.7%	127	1.3%	357	1.5%	11,595	1.0%
150 to 179 days	5,640	1.2%	3,727	0.6%	148	1.5%	311	1.3%	9,826	0.9%

Total delinquency	$42,265	9.1%	$33,554	5.5%	$754	7.8%	$2,459	10.2%	$79,032	7.2%

Total finance receivables	$462,499	100.0%	$608,608	100.0%	$9,623	100.0%	$24,083	100.0%	$1,104,813	100.0%

Finance receivables in nonaccrual status	$22,718	4.9%	$17,739	2.9%	$590	6.1%	$1,186	4.9%	$42,233	3.8%

	December 31, 2018
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$347,053	79.3%	$365,950	83.6%	$17,767	67.9%	$23,392	76.9%	$754,162	80.9%
1 to 29 days past due	49,946	11.4%	45,234	10.3%	6,304	24.1%	4,436	14.6%	105,920	11.4%

Delinquent accounts
30 to 59 days	12,168	2.8%	8,768	2.0%	751	2.9%	842	2.7%	22,529	2.3%
60 to 89 days	9,555	2.2%	6,779	1.5%	421	1.6%	627	2.1%	17,382	1.9%
90 to 119 days	7,202	1.6%	4,407	1.0%	241	0.9%	429	1.4%	12,279	1.3%
120 to 149 days	6,266	1.4%	3,823	0.9%	434	1.7%	367	1.2%	10,890	1.2%
150 to 179 days	5,472	1.3%	3,037	0.7%	236	0.9%	336	1.1%	9,081	1.0%

Total delinquency	$40,663	9.3%	$26,814	6.1%	$2,083	8.0%	$2,601	8.5%	$72,161	7.7%

Total finance receivables	$437,662	100.0%	$437,998	100.0%	$26,154	100.0%	$30,429	100.0%	$932,243	100.0%

Finance receivables in nonaccrual status	$22,549	5.2%	$14,379	3.3%	$1,359	5.2%	$1,276	4.2%	$39,563	4.2%

Changes in the allowance for credit losses for the periods indicated are as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Balance at beginning of period	$58,300	$48,910	$41,250
Provision for credit losses	99,611	87,056	77,339
Credit losses	(100,056)	(82,341)	(75,880)
Recoveries	4,345	4,675	6,201

Balance at end of period	$62,200	$58,300	$48,910

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 84

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 85

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

During 2019, the loss emergence period for each finance receivable type neither required nor included any changes.

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

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Balance January 1, 2019	Provision	Credit Losses	Recoveries	Balance December 31, 2019	Finance Receivables December 31, 2019	Allowance as Percentage of Finance Receivables December 31, 2019
Small loans	$30,759	$54,842	$(57,323)	$2,310	$30,588	$462,499	6.6%
Large loans	23,702	41,278	(37,475)	1,643	29,148	608,608	4.8%
Automobile loans	1,893	575	(1,893)	245	820	9,623	8.5%
Retail loans	1,946	2,916	(3,365)	147	1,644	24,083	6.8%

Total	$58,300	$99,611	$(100,056)	$4,345	$62,200	$1,104,813	5.6%

In thousands	Balance January 1, 2018	Provision	Credit Losses	Recoveries	Balance December 31, 2018	Finance Receivables December 31, 2018	Allowance as Percentage of Finance Receivables December 31, 2018
Small loans	$24,749	$51,859	$(48,333)	$2,484	$30,759	$437,662	7.0%
Large loans	17,548	31,103	(26,337)	1,388	23,702	437,998	5.4%
Automobile loans	4,025	1,300	(4,085)	653	1,893	26,154	7.2%
Retail loans	2,588	2,794	(3,586)	150	1,946	30,429	6.4%

Total	$48,910	$87,056	$(82,341)	$4,675	$58,300	$932,243	6.3%

In thousands	Balance January 1, 2017	Provision	Credit Losses	Recoveries	Balance December 31, 2017	Finance Receivables December 31, 2017	Allowance as Percentage of Finance Receivables December 31, 2017
Small loans	$21,770	$45,104	$(45,612)	$3,487	$24,749	$375,772	6.6%
Large loans	11,460	25,024	(20,088)	1,152	17,548	347,218	5.1%
Automobile loans	5,910	4,210	(7,424)	1,329	4,025	61,423	6.6%
Retail loans	2,110	3,001	(2,756)	233	2,588	33,050	7.8%

Total	$41,250	$77,339	$(75,880)	$6,201	$48,910	$817,463	6.0%

Regional Management Corp. | 2019 Annual Report on Form 10-K | 86

Impaired finance receivables as a percentage of total finance receivables were 2.8% and 2.9% for the years ended December 31, 2019 and 2018, respectively. The following is a summary of finance receivables evaluated for impairment for the periods indicated:

	December 31, 2019
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$9,920	$20,667	$652	$130	$31,369
Finance receivables evaluated collectively	452,579	587,941	8,971	23,953	1,073,444

Finance receivables outstanding	$462,499	$608,608	$9,623	$24,083	$1,104,813

Impaired receivables in nonaccrual status	$1,629	$3,189	$184	$40	$5,042

Amount of the specific reserve for impaired accounts	$4,069	$7,733	$386	$69	$12,257

Amount of the general component of the allowance	$26,519	$21,415	$434	$1,575	$49,943

	December 31, 2018
In thousands	Small	Large	Automobile	Retail	Total
Impaired receivables specifically evaluated	$8,361	$17,196	$918	$110	$26,585
Finance receivables evaluated collectively	429,301	420,802	25,236	30,319	905,658

Finance receivables outstanding	$437,662	$437,998	$26,154	$30,429	$932,243

Impaired receivables in nonaccrual status	$1,209	$2,292	$178	$37	$3,716

Amount of the specific reserve for impaired accounts	$3,791	$6,860	$492	$61	$11,204

Amount of the general component of the allowance	$26,968	$16,842	$1,401	$1,885	$47,096

The average recorded investment in impaired finance receivables and the amount of interest income recognized on impaired loans for the periods indicated are as follows:

	Year Ended December 31,
	2019		2018
In thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Small loans	$9,723	$1,551	$6,577	$1,066
Large loans	18,938	2,538	13,221	1,639
Automobile loans	786	37	1,381	60
Retail loans	129	5	109	6

Total	$29,576	$4,131	$21,288	$2,771

Regional Management Corp. | 2019 Annual Report on Form 10-K | 87

Note 5. Property and Equipment

For the periods indicated, property and equipment consisted of the following:

	December 31,
In thousands	2019	2018
Furniture, fixtures, and equipment	$25,185	$23,131
Leasehold improvements	12,110	10,578

Property and equipment cost	37,295	33,709
Less accumulated depreciation	21,994	19,783

Property and equipment, net of accumulated depreciation	$15,301	$13,926

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 totaled $4.3 million, $3.7 million, and $3.4 million, respectively.

Note 6. Leases

The Company adopted a new lease accounting standard in January 2019. See Note 2, “Significant Accounting Policies,” for an overview of the transition to this standard.

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

The Company’s lease liability was $28.5 million as of December 31, 2019. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is based on the Company’s incremental borrowing rate on its senior revolving credit facility. The lease asset was $26.4 million as of December 31, 2019. This asset includes right-of-use assets equaling the lease liability, net of prepaid rent and deferred rents that existed as of the adoption of the new lease standard. The Company assesses its leased assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. If a lease is impaired, the impairment loss is recognized in lease costs and the right-of-use asset is reduced to the impaired value.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 88

Future maturities of the Company’s operating lease liabilities are as follows:

In thousands	December 31, 2019
2020	$7,047
2021	6,562
2022	5,242
2023	4,641
2024	3,596
Thereafter	6,186

Total future minimum lease payments	33,274
Present value adjustment	(4,804)

Operating lease liability	$28,470

The Company’s operating and short-term lease expenses are presented below:

In thousands	Year Ended December 31, 2019
Operating leases	$7,929
Short-term leases	435

Total lease expense	$8,364

Supplemental cash flow and non-cash information related to the Company’s operating leases is presented below:

In thousands	Year Ended December 31, 2019
Cash paid for operating leases	$7,379
Lease assets and liabilities acquired(1)	$10,102

(1)	Excludes $24.1 million of lease assets and liabilities recorded on the transition date.

As of December 31, 2019, the weighted-average remaining lease term and weighted-average discount rate were 5.6 years and 5.40%, respectively.

Rent expense for the years ended December 31, 2019, 2018, and 2017 equaled $8.4 million, $8.1 million, and $7.7 million, respectively. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance on properties that it leases.

Note 7. Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets:

	December 31, 2019			December 31, 2018
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software	$15,389	$(6,667)	$8,722	$13,811	$(4,517)	$9,294
Goodwill	950	(234)	716	950	(234)	716

Total intangible assets	$16,339	$(6,901)	$9,438	$14,761	$(4,751)	$10,010

Regional Management Corp. | 2019 Annual Report on Form 10-K | 89

Intangible amortization expense for the years ended December 31, 2019, 2018, and 2017 totaled $2.2 million, $2.0 million, and $2.2 million, respectively. The following table sets forth the future amortization of intangible assets:

In thousands	Amount
2020	$2,120
2021	1,966
2022	1,870
2023	1,596
2024	915
Thereafter	255

Total	$8,722

The Company performs an annual impairment test on goodwill during the fourth quarter of each fiscal year. There were no goodwill additions or impairment losses for the years ended December 31, 2019 and 2018, respectively.

Note 8. Other Assets

Other assets include the following as of the periods indicated:

	December 31,
In thousands	2019	2018
Prepaid expenses	$3,256	$4,167
Credit insurance receivable	2,061	1,027
Card payments receivable	1,853	2,292
Other	534	889

Total other assets	$7,704	$8,375

Note 9. Interest Rate Caps

The Company has interest rate cap contracts with an aggregate notional principal amount of $350.0 million. Each contract contains a strike rate against the one-month LIBOR (1.76% and 2.50% as of December 31, 2019 and 2018, respectively). The interest rate caps have maturities of April 2020 ($100.0 million with 3.25% strike rate), June 2020 ($50.0 million with 2.50% strike rate), and April 2021 ($200.0 million with 3.50% strike rate). When the one-month LIBOR exceeds the strike rate, the counterparty reimburses the Company for the excess over the strike rate. No payment is required by the Company or the counterparty when the one-month LIBOR is below the strike rate. The following is a summary of changes in the rate caps:

	December 31,
In thousands	2019	2018	2017
Balance at beginning of period	$249	$98	$62
Purchases	—	481	100
Fair value adjustment included as an increase in interest expense	(249)	(330)	(64)

Balance at end of period, included in other assets	$—	$249	$98

See Note 20, “Subsequent Events,” for information regarding the purchase of an interest rate cap contract in March 2020.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 90

Note 10. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	December 31, 2019			December 31, 2018
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$350,818	$(2,504)	$348,314	$328,074	$(1,604)	$326,470
Amortizing loan	—	—	—	21,642	(201)	21,441
Revolving warehouse credit facility	46,633	(1,875)	44,758	30,126	(1,899)	28,227
RMIT 2018-1 securitization	150,246	(1,558)	148,688	150,246	(2,849)	147,397
RMIT 2018-2 securitization	130,349	(1,687)	128,662	130,419	(2,605)	127,814
RMIT 2019-1 securitization	130,172	(1,983)	128,189	—	—	—

Total	$808,218	$(9,607)	$798,611	$660,507	$(9,158)	$651,349

Unused amount of revolving credit facilities (subject to borrowing base)	$369,271			$406,600

Senior Revolving Credit Facility: In September 2019, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $638 million to $640 million and extend the maturity of the facility from June 2020 to September 2022. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (80% of eligible secured finance receivables, 75% of eligible unsecured finance receivables, and 55% of eligible delinquent renewals as of December 31, 2019). As of December 31, 2019, the Company had $109.6 million of eligible borrowing capacity under the facility. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 1.76% and 2.50% at December 31, 2019 and 2018, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark, if necessary. The Company pays an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility.

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

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $39.4 million and $33.5 million as of December 31, 2019 and 2018, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 91

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

Amortizing Loan: In November 2017, the Company and its wholly-owned SPE, Regional Management Receivables, LLC (“RMR I”), amended and restated the December 2015 credit agreement that provided for a $75.7 million asset-backed, amortizing loan. The amended and restated credit agreement provided for an additional advance in the amount of $37.8 million and extended the maturity date to December 2024. The amended and restated credit agreement also allowed the Company to prepay the loan when the outstanding balance fell below 20% of the original loan amount. In October 2019, the Company and RMR I exercised the right to make an optional principal repayment in full, and in connection with such prepayment, the facility terminated.

Revolving Warehouse Credit Facility: In October 2019, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended the credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to April 2021 and April 2022, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. RMR II held $0.3 million in restricted cash reserves as of December 31, 2019 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). The three-month LIBOR was 1.91% and 2.81% at December 31, 2019 and 2018, respectively. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility.

RMIT 2018-1 Securitization: In June 2018, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and its indirect wholly-owned SPE, Regional Management Issuance Trust 2018-1 (“RMIT 2018-1”), completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2018-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-1. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. RMIT 2018-1 held $1.7 million in restricted cash reserves as of December 31, 2019 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.93%. Prior to maturity in July 2027, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period.

RMIT 2018-2 Securitization: In December 2018, the Company, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2018-2 (“RMIT 2018-2”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. RMIT 2018-2 held $1.4 million in restricted cash reserves as of December 31, 2019 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 92

RMIT 2019-1 Securitization: In October 2019, the Company, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2019-1 (“RMIT 2019-1”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2019-1. The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. RMIT 2019-1 held $1.4 million in restricted cash reserves as of December 31, 2019 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.17%. Prior to maturity in November 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period.

The carrying amounts of consolidated VIE assets and liabilities are as follows:

	December 31,
In thousands	2019	2018
Assets
Cash	$152	$168
Finance receivables	474,340	342,481
Allowance for credit losses	(22,015)	(18,378)
Restricted cash	44,221	39,361
Other assets	68	75

Total assets	$496,766	$363,707

Liabilities
Net long-term debt	$450,297	$324,879
Accounts payable and accrued expenses	86	25

Total liabilities	$450,383	$324,904

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At December 31, 2019, the Company was in compliance with all debt covenants.

The following is a summary of estimated principal payments required on outstanding debt during each of the next five years:

In thousands	Amount
2020	$59,940
2021	170,817
2022	533,908
2023	43,553
2024	—

Total	$808,218

Note 11. Stockholders’ Equity

Stock repurchase program: In May 2019, the Company’s Board of Directors (the “Board”) authorized a new stock repurchase program allowing for the repurchase of up to $25.0 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately and extended

Regional Management Corp. | 2019 Annual Report on Form 10-K | 93

through May 6, 2021. In October 2019, the Company completed its $25.0 million stock repurchase program. The Company repurchased a total of 938 thousand shares of common stock pursuant to the program.

Note 12. Disclosure About Fair Value of Financial Instruments

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	December 31, 2019		December 31, 2018
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$2,263	$2,263	$3,657	$3,657
Restricted cash	54,164	54,164	46,484	46,484
Level 2 inputs
Interest rate caps	—	—	249	249
Level 3 inputs
Net finance receivables	1,042,613	1,042,613	873,943	873,943
Liabilities
Level 3 inputs
Long-term debt	808,218	808,218	660,507	660,507

Certain of the Company’s assets carried at fair value are classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 94

In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are carried at fair value. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2019 and 2018:

	Interest Rate Caps
In thousands	Total	Level 1	Level 2	Level 3
2019	$—	$—	$—	$—
2018	$249	$—	$249	$—

Note 13. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as required by individual states in which it operates. The Company is generally no longer subject to federal, state, or local income tax examinations by taxing authorities before 2016, though the Company remains subject to examination for the Texas tax return for the 2015 tax year.

Income tax expense differed from the amount computed by applying the federal income tax rate to total income before income taxes as a result of the following:

	Year Ended December 31,
	2019		2018		2017
In thousands	$	%	$	%	$	%
Federal tax expense at statutory rate	$12,389	21.0%	$9,639	21.0%	$14,090	35.0%
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	1,980	3.4%	1,521	3.3%	1,253	3.1%
Excess tax benefits from share-based awards	(171)	(0.3)%	(370)	(0.8)%	(1,603)	(4.0)%
Research and development tax credits	(31)	(0.1)%	(114)	(0.2)%	(400)	(1.0)%
Tax Cuts and Jobs Act	—	0.0%	—	0.0%	(3,122)	(7.8)%
Other	94	0.2%	(119)	(0.3)%	76	0.3%

	$14,261	24.2%	$10,557	23.0%	$10,294	25.6%

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 95

Income tax expense attributable to total income before income taxes consists of the following for the periods indicated:

	Year Ended December 31,
In thousands	2019	2018	2017
Current:
Federal	$13,270	$12,442	$4,479
State and local	2,357	2,329	821

	15,627	14,771	5,300

Deferred:
Federal	(1,298)	(3,705)	4,464
State and local	(68)	(509)	530

	(1,366)	(4,214)	4,994

Total	$14,261	$10,557	$10,294

Net deferred tax assets and liabilities consist of the following as of the periods indicated:

	December 31,
In thousands	2019	2018
Deferred tax assets:
Allowance for credit losses	$12,879	$10,315
Unearned insurance premiums	5,058	3,393
Share-based compensation	2,933	2,765
Accrued expenses	1,928	1,773
State net operating loss carryforward	262	274
Amortization of intangible assets	200	376
Deferred rent	129	—
Deferred contract incentive	60	86
Other	83	86

Gross deferred tax assets	23,532	19,068

Deferred tax liabilities:
Fair market value adjustment of finance receivables	16,853	13,378
Tax over book depreciation	3,735	4,058
Deferred loan costs	1,983	1,814
Prepaid expenses	316	372
Other	26	193

Gross deferred tax liabilities	22,913	19,815

Net deferred tax asset (liability)	$619	$(747)

The Company had state net operating loss carryforwards of approximately $8.0 million and $8.2 million as of December 31, 2019 and 2018, respectively, and related deferred tax assets of $0.3 million for both periods. These carryforwards are available to offset future taxable income. If not used, the current carryforwards will expire beginning in 2032.

Income tax expense was $14.3 million, $10.6 million, and $10.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Included in these amounts are tax benefits from share-based awards of $0.2 million, $0.4 million, and $1.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 96

Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, based solely on the technical merits of the position. The Company had $0.8 million of material unrecognized tax benefits as of December 31, 2019. Included in these amounts are interest and penalties accrued related to unrecognized tax benefits of $52 thousand for the year ended December 31, 2019. These components are included in the income tax line of the consolidated statements of income.

The following schedule reconciles unrecognized tax positions for the periods indicated:

In thousands	Year Ended December 31, 2019
Balance at January 1	$—
Additions based on tax positions related to the current year	363
Additions for tax positions of prior years	452
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31	$815

Note 14. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
In thousands, except per share amounts	2019	2018	2017
Numerator:
Net income	$44,732	$35,345	$29,963

Denominator:
Weighted-average shares outstanding for basic earnings per share	11,401	11,655	11,551
Effect of dilutive securities	372	423	232

Weighted-average shares adjusted for dilutive securities	11,773	12,078	11,783

Earnings per share:
Basic	$3.92	$3.03	$2.59

Diluted	$3.80	$2.93	$2.54

Options to purchase 250 thousand, 148 thousand, and 126 thousand shares of common stock were outstanding during the years ended December 31, 2019, 2018, and 2017, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 15. Employee Benefit Plans

Retirement savings plan: The Company has a defined contribution employee benefit plan (401(k) plan) covering full-time employees who have at least six months of service. The Company made a matching contribution equal to 100 percent of the first three percent of an employee’s gross income and 50 percent of the next two percent of gross income in 2019, 2018, and 2017. For the years ended December 31, 2019, 2018, and 2017, the Company recorded expense for the Company’s match of $1.5 million, $0.9 million, and $0.8 million, respectively.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 97

Note 16. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of December 31, 2019, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.55 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of December 31, 2019, there were 0.8 million shares available for grant under the 2015 Plan.

For the years ended December 31, 2019, 2018, and 2017, the Company recorded share-based compensation expense of $5.1 million, $5.3 million, and $3.7 million, respectively. As of December 31, 2019, unrecognized share-based compensation expense to be recognized over future periods approximated $5.6 million. This amount will be recognized as expense over a weighted-average period of 1.7 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 98

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

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Year Ended December 31,
	2019	2018	2017
Expected volatility	41.06%	41.63%	43.95%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	6.0	6.0	6.0
Risk-free rate	2.41%	2.66%	2.09%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the year ended December 31, 2019:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	981	$18.69
Granted	124	27.53
Exercised	(16)	16.50
Forfeited	(22)	25.70
Expired	—	—

Options outstanding at December 31, 2019	1,067	$19.61	5.7	$11,222

Options exercisable at December 31, 2019	956	$18.67	5.3	$10,957

Regional Management Corp. | 2019 Annual Report on Form 10-K | 99

The following table provides additional stock option information for the periods indicated:

	Year Ended December 31,
In thousands, except per share amounts	2019	2018	2017
Weighted-average grant date fair value per share	$11.82	$12.39	$8.90
Intrinsic value of options exercised	$265	$1,604	$4,981
Fair value of stock options that vested	$1,126	$1,809	$3,004

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the year ended December 31, 2019:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2019	182	$21.89
Granted (target)	40	27.89
Achieved performance adjustment(1)	8	16.98
Vested	(54)	16.98
Forfeited	(20)	24.39

Non-vested units at December 31, 2019	156	$24.57

(1)	The 2016 LTIP RSUs were earned and vested at 116.5% of target, as described in greater detail in the Company’s definitive proxy statement filed with the SEC on March 27, 2019.

The following table provides additional RSU information for the periods indicated:

	Year Ended December 31,
In thousands, except per unit amounts	2019	2018	2017
Weighted-average grant date fair value per unit	$27.89	$28.25	$19.99
Fair value of RSUs that vested	$916	$—	$—

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the year ended December 31, 2019:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2019	71	$26.95
Granted	166	26.78
Vested	(103)	26.97
Forfeited	(8)	26.06

Non-vested shares at December 31, 2019	126	$26.78

The following table provides additional restricted stock information:

	Year Ended December 31,
In thousands, except per share amounts	2019	2018	2017
Weighted-average grant date fair value per share	$26.78	$24.98	$18.38
Fair value of RSAs that vested	$2,767	$1,609	$983

Regional Management Corp. | 2019 Annual Report on Form 10-K | 100

Note 17. Commitments and Contingencies

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

Note 18. Insurance Products and Reinsurance of Certain Risks

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

The Company maintains a cash reserve for life insurance claims in an amount determined by the ceding company. As of December 31, 2019 and 2018, the cash reserves were $9.9 million and $7.1 million, respectively. The Company also purchased a cash collateralized letter of credit in favor of the ceding company. The letter of credit was $0 and $0.1 million as of December 31, 2019 and 2018, respectively.

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

Regional Management Corp. | 2019 Annual Report on Form 10-K | 101

The following table summarizes the components of insurance income, net during the years ended December 31, 2019, 2018, and 2017:

	Insurance Premiums and Direct Expenses
In thousands	2019	2018	2017
Earned premiums	$35,544	$31,095	$25,860
Claims, reserves, and certain direct expenses	(14,727)	(16,302)	(12,799)

Insurance income, net	$20,817	$14,793	$13,061

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

Apart from the various optional payment and collateral protection insurance products that the Company offers to customers, on certain loans, the Company also collects a fee from customers and, in turn, purchases non-file insurance from an unaffiliated insurance company for its benefit in lieu of recording and perfecting its security interest in personal property collateral. Non-file insurance protects the Company from credit losses where, following an event of default, it is unable to take possession of personal property collateral because its security interest is not perfected (for example, in certain instances where a customer files for bankruptcy). In such circumstances, non-file insurance generally will pay to the Company an amount equal to the lesser of the loan balance or the collateral value. In recent years, as large loans have become a larger percentage of the Company’s loan portfolio, the severity of non-file insurance claims has increased and non-file insurance claims expenses have exceeded non-file insurance fees. The resulting net loss from the non-file insurance product has been reflected in the Company’s insurance income, net. The Company evaluated various ways to lower its non-file insurance claims, and reduced its utilization of non-file insurance beginning in the fourth quarter of 2018. This policy change will cause substantially offsetting increases to insurance income, net and net credit losses in current and future years.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 102

Note 19. Quarterly Information (unaudited)

The following tables summarize the Company’s quarterly financial information for each of the four quarters of 2019 and 2018:

	2019
In thousands, except per share amounts	First	Second	Third	Fourth
Total revenue	$81,748	$84,274	$91,707	$97,984
Provision for credit losses	23,343	25,714	24,515	26,039
General and administrative expenses	38,183	37,743	40,167	40,891
Interest expense	9,721	9,771	10,348	10,285
Income tax	2,393	2,677	4,105	5,086
Net income	$8,108	$8,369	$12,572	$15,683
Net income per common share:
Basic	$0.69	$0.71	$1.11	$1.44
Diluted	$0.67	$0.70	$1.08	$1.38

	2018
In thousands, except per share amounts	First	Second	Third	Fourth
Total revenue	$72,625	$72,416	$77,916	$83,749
Provision for credit losses(1)	19,515	20,203	23,640	23,698
General and administrative expenses	34,592	33,215	35,861	36,616
Interest expense	7,177	7,915	8,729	9,643
Income tax	2,697	2,601	2,237	3,022
Net income	$8,644	$8,482	$7,449	$10,770
Net income per common share:
Basic	$0.74	$0.73	$0.64	$0.92
Diluted	$0.72	$0.70	$0.61	$0.90

(1)	Third quarter 2018 includes a $3.9 million incremental hurricane allowance for credit losses.

Note 20. Subsequent Events

In January 2020, the Company experienced an isolated information technology infrastructure event that caused an extended outage of its loan management system, which was not fully operational for a total of approximately seven business days between January 5, 2020 and January 16, 2020. The Company determined that an inadvertent operational failure in information technology allowed a system back-up process to run concurrently and inappropriately with normal nightly processes, resulting in the event. The outage affected the Company’s ability to originate branch loans and process certain methods of payment. However, during that time, all branches remained open, serviced customers, and accepted payments via cash, personal check, money order, and certain electronic payment methods. The outage did not impact the security of customer information or the integrity of company and customer data. The event also did not involve an external breach or the compromise of data by any third party. The Company, with the assistance of third-party experts, addressed and resolved the issue. While the event did not impact the Company’s fourth quarter 2019 financial results, the Company expects that the outage will adversely impact net income by approximately $1.3 million in the first quarter of 2020 and by an additional $0.3 million throughout the remainder of the year.

In March 2020, as a component of its strategy to manage the interest rate risk associated with future interest payments on variable-rate debt, the Company purchased an interest rate cap contract for $0.2 million with an aggregate notional principal amount of $100.0 million. The interest rate cap matures in March 2023 with a 1.75% strike rate against the one-month LIBOR.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 103

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for the preparation, integrity, accuracy, and fair presentation of the consolidated financial statements appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The financial statements were prepared in conformity with GAAP and include amounts based on judgments and estimates by management.

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

Management assessed the effectiveness of our internal control over financial reporting, with the participation of our chief executive officer and chief financial officer, as of December 31, 2019. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment,

Regional Management Corp. | 2019 Annual Report on Form 10-K | 104

management believes that we maintained effective internal control over financial reporting as of December 31, 2019. Our independent registered public accounting firm, RSM US LLP, has issued a report on our internal control over financial reporting, which appears in Part II, Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control

We implemented certain internal controls related to the January 1, 2020 adoption of the new current expected credit loss (“CECL”) model. Because these changes were not fully implemented until January 2020, except for the estimated impact of CECL adoption, we used our then-existing incurred loss impairment methodology, processes, and controls in preparing our 2019 consolidated financial statements included in this report.

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 105

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters—Committees of the Board,” “Executive Officers,” “Stockholder Proposals—Proposal No. 1: Election of Directors,” and “Delinquent Section 16(a) Reports” (to the extent reported therein) in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2019.

Our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”). The Code of Ethics applies to all of our directors, officers, and employees and is posted on the Company’s Investor Relations website under the “Governance” tab at www.regionalmanagement.com. A stockholder may request a copy of the Code of Ethics by contacting our Corporate Secretary at 979 Batesville Road, Suite B, Greer, SC 29651. To the extent permissible under applicable law, the rules of the SEC, and NYSE listing standards, we intend to disclose on our website any amendment to our Code of Ethics, or any grant of a waiver from a provision of our Code of Ethics, that requires disclosure under applicable law, the rules of the SEC, or NYSE listing standards.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation,” “Board of Directors and Corporate Governance Matters—Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Summary of Employment Arrangements with Executive Officers,” and “Summary of Company Incentive Plans” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to the information presented under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables—Equity Compensation Plan Information” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Other Information—Certain Relationships and Related Person Transactions,” “Board of Directors and Corporate Governance Matters—Board Independence,” and “Board of Directors and Corporate Governance Matters—Current Directors and Director Nominees” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the information presented under the heading “Stockholder Proposals—Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2019.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 106

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2019 and December 31, 2018

(iii)	Consolidated Statements of Income for the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017

(iv)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017

(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017

(vi)	Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules: None. Financial statement schedules have been omitted because the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits: The exhibits listed in the following index are filed as a part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Regional Management Corp.		8-K	001-35477	3.1	04/02/2012

3.2	Amended and Restated Bylaws of Regional Management Corp.		8-K	001-35477	3.2	04/02/2012

4.1	Indenture, dated June 28, 2018, by and among Regional Management Issuance Trust 2018-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	06/29/2018

4.2	Indenture, dated December 13, 2018, by and among Regional Management Issuance Trust 2018-2, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	12/13/2018

4.3	Indenture, dated October 31, 2019, by and among Regional Management Issuance Trust 2019-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	10/31/2019

Regional Management Corp. | 2019 Annual Report on Form 10-K | 107

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

4.4	Description of Securities	X

10.1	Cooperation Agreement, dated as of January 26, 2018, by and between Basswood Capital Management, L.L.C. and the Company		8-K	001-35477	10.1	01/29/2018

10.2	Seventh Amended and Restated Loan and Security Agreement, dated September 20, 2019, by and among Regional Management Corp. and certain of its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as Agent		8-K	001-35477	10.1	09/20/2019

10.3.1	Amended and Restated Credit Agreement, dated as of November 21, 2017, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, Wells Fargo Bank, National Association, as lender, the other lenders from time to time parties thereto, Wells Fargo Bank, National Association, as account bank, collateral custodian, and backup servicer, and Wells Fargo Securities, LLC, as administrative agent for the lender and other lenders from time to time parties thereto		8-K	001-35477	10.1	11/28/2017

10.3.2	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 20, 2018, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, Wells Fargo Bank, National Association, as lender, and Wells Fargo Securities, LLC, as administrative agent		10-Q	001-35477	10.3	05/01/2018

10.3.3	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 30, 2018, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, Wells Fargo Bank, National Association, as lender, and Wells Fargo Securities, LLC, as administrative agent		8-K	001-35477	10.1	11/02/2018

Regional Management Corp. | 2019 Annual Report on Form 10-K | 108

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.4	Amended and Restated Credit Agreement, dated as of October 17, 2019, by and among Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, the agents from time to time parties thereto, Wells Fargo Bank, National Association, as account bank, image file custodian, and backup servicer, Wells Fargo Bank, National Association, as administrative agent, and Credit Suisse AG, New York Branch, as structuring and syndication agent		8-K	001-35477	10.1	10/22/2019

10.5	Sale and Servicing Agreement, dated as of June 28, 2018, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2018-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2018-1A SUBI		8-K	001-35477	10.1	06/29/2018

10.6	Sale and Servicing Agreement, dated as of December 13, 2018, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2018-2, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2018-2A SUBI		8-K	001-35477	10.1	12/13/2018

10.7	Sale and Servicing Agreement, dated October 31, 2019, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2019-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2019-1A SUBI		8-K	001-35477	10.1	10/31/2019

10.8†	Regional Management Corp. 2007 Management Incentive Plan		S-1/A	333-174245	10.4	06/23/2011

10.9.1†	Regional Management Corp. 2011 Stock Incentive Plan and Forms of Nonqualified Stock Option Agreement (forms for grants prior to October 1, 2014)		S-1/A	333-174245	10.5	08/04/2011

10.9.2†	Form of Stock Award Agreement under the 2011 Stock Incentive Plan		10-K	001-35477	10.4.2	03/17/2014

Regional Management Corp. | 2019 Annual Report on Form 10-K | 109

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.9.3†	Form of Restricted Stock Award Agreement under the 2011 Stock Incentive Plan (form for director grants)		10-K	001-35477	10.4.3	03/17/2014

10.9.4†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan (form for grants on or after October 1, 2014)		8-K	001-35477	10.1	10/07/2014

10.9.5†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2011 Stock Incentive Plan		8-K	001-35477	10.2	10/07/2014

10.9.6†	Form of Cash-Settled Performance Share Award Agreement under the 2011 Stock Incentive Plan		8-K	001-35477	10.3	10/07/2014

10.9.7†	Form of Restricted Stock Award Agreement under the 2011 Stock Incentive Plan (form for employee grants)		8-K	001-35477	10.4	10/07/2014

10.10.1†	Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective April 27, 2017)		8-K	001-35477	10.1	05/02/2017

10.10.2†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.3	04/28/2015

10.10.3†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to March 29, 2016)		8-K	001-35477	10.4	04/28/2015

10.10.4†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to March 29, 2016)		8-K	001-35477	10.5	04/28/2015

10.10.5†	Form of Restricted Stock Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.6	04/28/2015

10.10.6†	Form of Stock Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.7	04/28/2015

10.10.7†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after March 29, 2016 through April 26, 2017)		8-K	001-35477	10.1	04/01/2016

10.10.8†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after March 29, 2016 through April 26, 2017)		8-K	001-35477	10.2	04/01/2016

Regional Management Corp. | 2019 Annual Report on Form 10-K | 110

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.10.9†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.2	05/02/2017

10.10.10†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.3	05/02/2017

10.10.11†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.4	05/02/2017

10.10.12†	Form of Restricted Stock Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.5	05/02/2017

10.10.13†	Form of Stock Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.6	05/02/2017

10.11†	Regional Management Corp. Annual Incentive Plan (as amended and restated effective March 23, 2015)		8-K	001-35477	10.2	04/28/2015

10.12†	Description of Non-Employee Director Compensation Program		10-Q	001-35477	10.4	08/06/2018

10.13.1†	Employment Agreement, dated as of June 14, 2016, by and between Peter R. Knitzer and Regional Management Corp.		8-K	001-35477	10.1	06/14/2016

10.13.2†	First Amendment to Employment Agreement, dated as of August 30, 2017, by and between Peter R. Knitzer and Regional Management Corp.		8-K	001-35477	10.1	09/01/2017

10.13.3†	Employment Agreement, dated as of May 6, 2019, between Peter R. Knitzer and Regional Management Corp.		8-K	001-35477	10.1	05/08/2019

10.14.1†	Employment Agreement, dated as of May 15, 2017, by and between John D. Schachtel and Regional Management Corp.		8-K	001-35477	10.1	05/15/2017

10.14.2†	First Amendment to Employment Agreement, dated as of August 30, 2017, by and between John D. Schachtel and Regional Management Corp.		8-K	001-35477	10.2	09/01/2017

10.15.1†	Employment Agreement, dated as of August 30, 2017, by and between Donald E. Thomas and Regional Management Corp.		8-K	001-35477	10.3	09/01/2017

Regional Management Corp. | 2019 Annual Report on Form 10-K | 111

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.15.2†	Letter Agreement, dated as of February 12, 2019, between Donald E. Thomas and Regional Management Corp.		8-K	001-35477	10.1	02/12/2019

10.16†	Employment Agreement, dated as of August 30, 2017, by and between Daniel J. Taggart and Regional Management Corp.		8-K	001-35477	10.4	09/01/2017

10.17†	Employment Agreement, dated as of August 30, 2017, by and between Brian J. Fisher and Regional Management Corp.		8-K	001-35477	10.5	09/01/2017

10.18†	Employment Agreement, dated July 10, 2019, between Robert W. Beck and Regional Management Corp.		8-K	001-35477	10.1	07/16/2019

10.21†	Form of Retention Award Agreement		8-K	001-35477	10.1	03/13/2015

21.1	Subsidiaries of Regional Management Corp.	X

23.1	Consent of RSM US LLP	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text	X

†	Indicates a management contract or a compensatory plan, contract, or arrangement.

ITEM 16.	FORM 10-K SUMMARY.

None.

Regional Management Corp. | 2019 Annual Report on Form 10-K | 112

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Management Corp.

Date: March 13, 2020	/s/ Peter R. Knitzer
Peter R. Knitzer
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter R. Knitzer and Robert W. Beck, and each of them, jointly and severally, as true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution for him/her and in his/her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2020.

/s/ Peter R. Knitzer	Name: Title:	Peter R. Knitzer President, Chief Executive Officer, and Director (principal executive officer)

/s/ Robert W. Beck	Name: Title:	Robert W. Beck Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Michael S. Dymski	Name: Title:	Michael S. Dymski Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Carlos Palomares	Name: Title:	Carlos Palomares Chair of the Board of Directors

/s/ Jonathan D. Brown	Name: Title:	Jonathan D. Brown Director

/s/ Roel C. Campos	Name: Title:	Roel C. Campos Director

/s/ Maria Contreras-Sweet	Name: Title:	Maria Contreras-Sweet Director

Regional Management Corp. | 2019 Annual Report on Form 10-K | 112

/s/ Alvaro G. de Molina	Name: Title:	Alvaro G. de Molina Director

/s/ Michael R. Dunn	Name: Title:	Michael R. Dunn Director

/s/ Steven J. Freiberg	Name: Title:	Steven J. Freiberg Director

Regional Management Corp. | 2019 Annual Report on Form 10-K | 113