Form 10-Q
period 2020-03-31
Regional Management Corp.
filed 2020-05-08
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had outstanding 11,179,003 shares of Common Stock, $0.10 par value.

Page No.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Cash	$14,668	$2,263
Net finance receivables	1,102,285	1,133,404
Unearned insurance premiums	(28,183)	(28,591)
Allowance for credit losses	(142,400)	(62,200)

Net finance receivables, less unearned insurance premiums and allowance for credit losses	931,702	1,042,613
Restricted cash	54,649	54,164
Lease assets	26,729	26,438
Property and equipment	15,155	15,301
Intangible assets	9,144	9,438
Deferred tax asset	20,025	619
Other assets	6,818	7,704

Total assets	$1,078,890	$1,158,540

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$777,847	$808,218
Unamortized debt issuance costs	(8,581)	(9,607)

Net long-term debt	769,266	798,611
Accounts payable and accrued expenses	29,459	28,676
Lease liabilities	28,803	28,470

Total liabilities	827,528	855,757
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 13,659 shares issued and 11,175 shares outstanding at March 31, 2020 and 13,497 shares issued and 11,013 shares outstanding at December 31, 2019)	1,366	1,350
Additional paid-in capital	103,488	102,678
Retained earnings	196,582	248,829
Treasury stock (2,484 shares at March 31, 2020 and December 31, 2019)	(50,074)	(50,074)

Total stockholders’ equity	251,362	302,783

Total liabilities and stockholders’ equity	$1,078,890	$1,158,540

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$178	$152
Net finance receivables	487,492	474,340
Allowance for credit losses	(57,820)	(22,015)
Restricted cash	43,967	44,221
Other assets	34	68

Total assets	$473,851	$496,766

Liabilities
Net long-term debt	$459,503	$450,297
Accounts payable and accrued expenses	72	86

Total liabilities	$459,575	$450,383

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue
Interest and fee income	$86,997	$74,322
Insurance income, net	5,949	4,113
Other income	3,128	3,313

Total revenue	96,074	81,748

Expenses
Provision for credit losses	49,522	23,343
Personnel	29,511	22,393
Occupancy	5,771	6,165
Marketing	1,686	1,651
Other	9,275	7,974

Total general and administrative expenses	46,243	38,183
Interest expense	10,159	9,721

Income (loss) before income taxes	(9,850)	10,501
Income taxes	(3,525)	2,393

Net income (loss)	$(6,325)	$8,108

Net income (loss) per common share:
Basic	$(0.58)	$0.69

Diluted	$(0.56)	$0.67

Weighted-average shares outstanding:
Basic	10,897	11,712

Diluted	11,253	12,076

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2019	13,497	$1,350	$102,678	$248,829	$(50,074)	$302,783
Cumulative effect of accounting standard adoption	—	—	—	(45,922)	—	(45,922)
Issuance of restricted stock awards	186	19	(19)	—	—	—
Exercise of stock options	22	2	—	—	—	2
Shares withheld related to net share settlement	(46)	(5)	(590)	—	—	(595)
Share-based compensation	—	—	1,419	—	—	1,419
Net loss	—	—	—	(6,325)	—	(6,325)

Balance, March 31, 2020	13,659	$1,366	$103,488	$196,582	$(50,074)	$251,362

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2018	13,323	$1,332	$98,778	$204,097	$(25,046)	$279,161
Issuance of restricted stock awards	161	16	(16)	—	—	—
Shares withheld related to net share settlement	(19)	(1)	(449)	—	—	(450)
Share-based compensation	—	—	997	—	—	997
Net income	—	—	—	8,108	—	8,108

Balance, March 31, 2019	13,465	$1,347	$99,310	$212,205	$(25,046)	$287,816

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(6,325)	$8,108
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	49,522	23,343
Depreciation and amortization	2,871	2,633
Loss on disposal of property and equipment	19	11
Share-based compensation	1,419	997
Fair value adjustment on interest rate caps	29	200
Deferred income taxes, net	(5,228)	512
Changes in operating assets and liabilities:
Decrease in other assets	896	2,184
Increase (decrease) in accounts payable and accrued expenses	1,353	(7,292)

Net cash provided by operating activities	44,556	30,696

Cash flows from investing activities:
Net repayments (originations) of finance receivables	1,289	(5,250)
Purchases of intangible assets	(265)	(224)
Purchases of property and equipment	(1,010)	(1,315)

Net cash provided by (used in) investing activities	14	(6,789)

Cash flows from financing activities:
Net payments on senior revolving credit facility	(38,684)	(27,713)
Payments on amortizing loan	—	(4,765)
Net advances on revolving warehouse credit facility	8,313	828
Net payments on securitizations	—	(70)
Payments for debt issuance costs	(78)	(280)
Taxes paid related to net share settlement of equity awards	(1,231)	(800)

Net cash used in financing activities	(31,680)	(32,800)

Net change in cash and restricted cash	12,890	(8,893)
Cash and restricted cash at beginning of period	56,427	50,141

Cash and restricted cash at end of period	$69,317	$41,248

Supplemental cash flow information:
Interest paid	$9,082	$8,572

Income taxes paid	$—	$—

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash	$14,668	$2,263	$2,331	$3,657
Restricted cash	54,649	54,164	38,917	46,484

Total cash and restricted cash	$69,317	$56,427	$41,248	$50,141

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile loans, but it ceased such originations in November 2017. As of March 31, 2020, the Company operated under the name “Regional Finance” in 368 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States.

The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s small and large loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. The current expected credit loss (“CECL”) accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in quarters of portfolio liquidation, and larger provisions for credit losses in quarters of portfolio growth compared to prior years. Consequently, the Company experiences seasonal fluctuations in its operating results and cash needs. However, the effects of the novel strain of coronavirus (“COVID-19”) could impact the Company’s typical seasonal trends.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC.

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

Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, the fair value of share-based compensation, the valuation of deferred tax assets and liabilities, contingent liabilities on litigation matters, and the fair value of financial instruments.

Reclassifications: Certain prior-period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Net finance receivables: The Company’s small loan portfolio is comprised of branch small loan receivables and convenience check receivables. Branch small loan receivables are direct loans to customers closed in the branch and are secured by non-essential household goods and, in some instances, an automobile. Convenience checks are direct loans originated by mailing checks to customers based on a pre-screening process that includes a review of the prospective customer’s credit profile provided by national credit reporting bureaus or data aggregators. A recipient of a convenience check is able to enter into a loan by endorsing and depositing or cashing the check. Large loan receivables are direct loans to customers, some of which are convenience check receivables and the vast majority of which are secured by non-essential household goods, automobiles, and/or other vehicles. Retail loan receivables consist principally of retail installment sales contracts collateralized by the purchased furniture, appliances, and other retail items, and are initiated by and purchased from retailers, subject to the Company’s credit approval. Automobile loan receivables consist of direct automobile purchase loans, which were originated at the dealership and closed in one of the Company’s branches, and indirect automobile purchase loans, which were originated and closed at a dealership in the Company’s network without the need for the customer to visit one of the Company’s branches. In each case, these automobile loans are collateralized primarily by the purchased automobiles and, in the case of indirect loans, were initiated by and purchased from automobile dealerships, subject to the Company’s credit approval. The Company ceased originating automobile loans in November 2017.

Prior to January 1, 2020, net finance receivables included the customer’s unpaid principal balance (“UPB”), accrued interest on interest-bearing accounts, unamortized deferred origination fees and costs, and unearned insurance premiums. The UPB consisted of the unpaid principal balance on interest-bearing accounts and the remaining contractual payments less the unearned amount of pre-computed interest for pre-compute accounts.

Effective January 1, 2020, with the adoption of CECL accounting, the Company reclassified unearned insurance premiums out of net finance receivables to align its consolidated balance sheet presentation with the amortized cost definition in the new accounting standard. See Note 3, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses” for further information about the Company’s reclassification of unearned insurance premiums.

Credit losses: The Financial Accounting Standards Board (the “FASB”) issued an accounting update in June 2016 to change the impairment model for estimating credit losses on financial assets. The previous incurred loss impairment model required the recognition of credit losses when it was probable that a loss had been incurred. The incurred loss model was replaced by the CECL model, which requires entities to estimate the lifetime expected credit loss on financial instruments and to record an allowance to offset the amortized cost basis of the financial asset. The CECL model requires earlier recognition of credit losses as compared to the incurred loss approach. The Company adopted this standard effective January 1, 2020.

The allowance for credit losses is based on historical credit experience, current conditions, and reasonable and supportable economic forecasts. The historical loss experience is adjusted for quantitative and qualitative factors that are not fully reflected in the historical data. In determining its estimate of expected credit losses, the Company evaluates information related to credit metrics, changes in its lending strategies and underwriting practices, and the current and forecasted direction of the economic and business environment. These metrics include, but are not limited to, loan portfolio mix and growth, unemployment, credit loss trends, delinquency trends, changes in underwriting, and operational risks.

The Company selected a static pool Probability of Default (“PD”) / Loss Given Default (“LGD”) model to estimate its base allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical static pools of net finance receivables are tracked over the term of the pools to identify the incidences of loss (PDs) and the average severity of losses (LGDs).

To enhance the precision of the allowance for credit loss estimate, the Company evaluates its finance receivable portfolio on a pool basis and segments each pool of finance receivables with similar credit risk characteristics. As part of its evaluation, the Company considers portfolio characteristics such as product type, loan size, loan term, internal or external credit scores, delinquency status, geographical location, and vintage. Based on analysis of historical loss experience, the Company selected the following segmentation: product type, Fair Isaac Corporation (“FICO”) score, and delinquency status.

The Company accounts for certain finance receivables that have been modified by bankruptcy proceedings or company loss mitigation policies using a discounted cash flows approach to properly reserve for customer concessions (rate reductions and term extensions).

As finance receivables are originated, provisions for credit losses are recorded in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for estimated losses over the contractual term of the finance receivables. Subsequent changes to the contractual terms that are a result of re-underwriting are not included in the finance receivable’s expected life. The Company uses its segmentation loss experience to forecast expected credit losses. Historical information about losses generally provides a basis for the estimate of expected credit losses. The Company also considers the need to adjust historical information to reflect the extent to which current conditions differ from the conditions that existed for the period over which historical information was evaluated. These adjustments to historical loss information may be qualitative or quantitative in nature.

Reasonable and supportable macroeconomic forecasts are required for the Company’s allowance for credit loss model. The Company engaged a major rating service to assist with compiling a reasonable and supportable forecast. The Company reviews macroeconomic forecasts to use in its allowance for credit losses. The Company adjusts the historical loss experience by relevant qualitative factors for these expectations. The Company does not require reversion adjustments, as the expected lives of its portfolio are shorter than its available forecast periods.

The Company charges credit losses against the allowance when the account reaches 180 days contractually delinquent, subject to certain exceptions. The Company’s non-titled customer accounts in a confirmed bankruptcy are charged off in the month following the bankruptcy notification or at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance.

Nonaccrual status: Accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If the account is charged off, the accrued interest income is reversed as a reduction of interest and fee income. Interest received on such loans is accounted for on the cash-basis method, until qualifying for return to accrual. Under the cash-basis, interest income is recorded when the payment is received in cash. Loans resume accruing interest when the past due status is brought below 90 days. The Company made a policy election to not record an allowance for credit losses related to accrued interest because it has nonaccrual and charge-off policies that result in the timely suspension and reversal of accrued interest.

Recent accounting pronouncements: In June 2016, the FASB issued an accounting update significantly changing the impairment model for estimating credit losses on financial assets. While the previous incurred loss impairment model required the recognition of credit losses when it was probable that a loss had been incurred, the new CECL model requires entities to estimate the lifetime expected credit loss on financial instruments and to record an allowance to offset the amortized cost basis of the financial assets. The CECL model requires earlier recognition of credit losses as compared to the incurred loss approach. It uses historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. The Company adopted the standard as of January 1, 2020.

As a result of the adoption of the new credit loss standard on January 1, 2020, through a modified-retrospective approach, the Company recorded an increase to the allowance for credit losses of $60.1 million and a one-time, cumulative reduction to retained earnings of $45.9 million (net of $14.2 million in taxes). The Company’s allowance for credit losses increased from 5.5% to 10.8% as a percentage of the amortized cost basis on January 1, 2020. The CECL accounting adoption did not result in any changes in the cash flows of the financial assets, did not cause the Company to violate any of its existing debt covenants, and did not inhibit the Company in funding its growth or returning capital to its shareholders.

The following table illustrates the impact of the CECL accounting adoption by product:

	December 31, 2019	January 1, 2020
In thousands	Pre-CECL Adoption	Impact of Adoption	Post-CECL Adoption
Small loans	$30,588	$24,185	$54,773
Large loans	29,148	33,550	62,698
Automobile loans	820	599	1,419
Retail loans	1,644	1,766	3,410

Allowance for credit losses	$62,200	$60,100	$122,300

In August 2018, the FASB issued an accounting update to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments aligned the capitalization requirements for hosting arrangements that are service contracts with the capitalization principles for internal-use software. This update was effective for annual and interim periods beginning after December 15, 2019, and early adoption was permitted. The Company adopted and applied the update on a prospective basis. The adoption did not have a material impact on its financial statements.

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

In thousands	March 31, 2020	December 31, 2019
Small loans	$440,286	$467,614
Large loans	632,589	632,067
Automobile loans	7,532	9,640
Retail loans	21,878	24,083

Net finance receivables	$1,102,285	$1,133,404

Net finance receivables included net deferred origination fees of $12.2 million and $13.4 million as of March 31, 2020 and December 31, 2019, respectively.

Effective January 1, 2020, with the adoption of CECL accounting, the Company reclassified unearned insurance premiums out of the net finance receivables line item to align its consolidated balance sheet presentation with the amortized cost definition in the new accounting standard. The tables below illustrate the impacts of this reclassification to the Company’s previously reported balance sheet presentation of receivables and other key metrics:

	Quarterly Trend – As Reported (Pre-CECL Adoption)
In thousands	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Gross finance receivables	$1,204,495	$1,300,043	$1,404,172	$1,500,962
Unearned finance charges	(273,651)	(305,063)	(337,086)	(367,558)
Unearned insurance premiums	(18,594)	(21,546)	(24,900)	(28,591)

Finance receivables	912,250	973,434	1,042,186	1,104,813
Allowance for credit losses	(56,400)	(57,200)	(60,900)	(62,200)

Net finance receivables	$855,850	$916,234	$981,286	$1,042,613

Average finance receivables	$924,948	$934,373	$1,010,515	$1,071,265

As a % of finance receivables:
Allowance for credit losses	6.2%	5.9%	5.8%	5.6%
30+ day contractual delinquency	7.0%	6.4%	6.6%	7.2%
As a % of average finance receivables:
Interest and fee yield (annualized)	32.1%	32.5%	32.9%	32.8%
Operating expense ratio (annualized)	16.5%	16.2%	15.9%	15.3%
Net credit loss ratio (annualized)	10.9%	10.7%	8.2%	9.2%

	Quarterly Trend –Amortized Cost Basis (Post-CECL Adoption)
In thousands	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Net finance receivables	$930,844	$994,980	$1,067,086	$1,133,404
Unearned insurance premiums	(18,594)	(21,546)	(24,900)	(28,591)
Allowance for credit losses	(56,400)	(57,200)	(60,900)	(62,200)

Net finance receivables, less unearned insurance premiums and allowance for credit losses	$855,850	$916,234	$981,286	$1,042,613

Average net finance receivables	$944,763	$954,940	$1,033,939	$1,098,410

As a % of net finance receivables:
Allowance for credit losses	6.1%	5.7%	5.7%	5.5%
30+ day contractual delinquency	6.9%	6.3%	6.5%	7.0%
As a % of average net finance receivables:
Interest and fee yield (annualized)	31.5%	31.8%	32.1%	32.0%
Operating expense ratio (annualized)	16.2%	15.8%	15.5%	14.9%
Net credit loss ratio (annualized)	10.7%	10.4%	8.1%	9.0%

	Quarterly Trend – Reclassification Change
In thousands	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Net finance receivables	$18,594	$21,546	$24,900	$28,591

Average net finance receivables	$19,815	$20,567	$23,424	$27,145

As a % of net finance receivables:
Allowance for credit losses	(0.1)%	(0.2)%	(0.1)%	(0.1)%
30+ day contractual delinquency	(0.1)%	(0.1)%	(0.1)%	(0.2)%
As a % of average net finance receivables:
Interest and fee yield (annualized)	(0.6)%	(0.7)%	(0.8)%	(0.8)%
Operating expense ratio (annualized)	(0.3)%	(0.4)%	(0.4)%	(0.4)%
Net credit loss ratio (annualized)	(0.2)%	(0.3)%	(0.1)%	(0.2)%

The credit quality of the Company’s finance receivable portfolio is the result of the Company’s ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as it grows its portfolio. The allowance for credit losses uses FICO scores and delinquency as key data points in estimating the allowance. The Company uses six FICO band categories to assess the FICO scores. The first FICO band category includes the lowest FICO scores, while the sixth FICO band category includes the highest FICO scores.

Net finance receivables by product, FICO band, and origination year as of March 31, 2020 are as follows:

	Net Finance Receivables by Origination Year
In thousands	2020 (1)	2019	2018	2017	2016	Prior	Total Net Finance Receivables
Small loans:
FICO Band
1	$28,858	$71,925	$5,937	$413	$17	$5	$107,155
2	12,978	34,596	3,050	181	9	2	50,816
3	14,015	36,106	3,616	179	5	1	53,922
4	15,166	38,028	3,524	138	4	1	56,861
5	15,840	40,468	4,458	133	5	—	60,904
6	27,399	74,761	8,266	200	2	—	110,628

Total small loans	$114,256	$295,884	$28,851	$1,244	$42	$9	$440,286

Large loans:
FICO Band
1	$18,171	$55,211	$11,444	$2,678	$298	$86	$87,888
2	8,265	31,059	5,239	1,317	130	12	46,022
3	17,006	72,020	14,453	3,305	169	13	106,966
4	19,336	82,996	15,553	3,704	158	32	121,779
5	16,612	72,574	15,214	3,732	149	1	108,282
6	25,048	106,575	24,697	5,119	198	15	161,652

Total large loans	$104,438	$420,435	$86,600	$19,855	$1,102	$159	$632,589

Automobile loans:
FICO Band
1	$—	$—	$—	$1,535	$1,304	$604	$3,443
2	—	—	—	661	506	204	1,371
3	—	—	—	741	466	123	1,330
4	—	—	—	391	208	94	693
5	—	—	—	127	201	35	363
6	—	—	—	183	141	8	332

Total automobile loans	$—	$—	$—	$3,638	$2,826	$1,068	$7,532

Retail loans:
FICO Band
1	$523	$1,991	$756	$176	$6	$3	$3,455
2	372	1,581	730	169	3	2	2,857
3	361	1,584	807	186	11	2	2,951
4	561	2,601	1,361	313	6	2	4,844
5	378	2,044	1,112	296	8	1	3,839
6	317	2,094	1,213	295	11	2	3,932

Total retail loans	$2,512	$11,895	$5,979	$1,435	$45	$12	$21,878

Total loans:
FICO Band
1	$47,552	$129,127	$18,137	$4,802	$1,625	$698	$201,941
2	21,615	67,236	9,019	2,328	648	220	101,066
3	31,382	109,710	18,876	4,411	651	139	165,169
4	35,063	123,625	20,438	4,546	376	129	184,177
5	32,830	115,086	20,784	4,288	363	37	173,388
6	52,764	183,430	34,176	5,797	352	25	276,544

Total loans	$221,206	$728,214	$121,430	$26,172	$4,015	$1,248	$1,102,285

(1)	Includes loans originated during the three month ended March 31, 2020.

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	March 31, 2020
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$359,738	81.7%	$548,477	86.7%	$5,693	75.6%	$17,124	78.2%	$931,032	84.4%
1 to 29 days past due	42,886	9.7%	51,911	8.2%	1,331	17.7%	2,768	12.7%	98,896	9.0%

Delinquent accounts
30 to 59 days	10,011	2.3%	10,142	1.7%	243	3.1%	511	2.3%	20,907	1.9%
60 to 89 days	8,203	1.9%	7,833	1.2%	102	1.4%	318	1.5%	16,456	1.5%
90 to 119 days	6,430	1.5%	5,008	0.7%	61	0.8%	390	1.8%	11,889	1.1%
120 to 149 days	6,657	1.5%	4,950	0.8%	58	0.8%	394	1.8%	12,059	1.1%
150 to 179 days	6,361	1.4%	4,268	0.7%	44	0.6%	373	1.7%	11,046	1.0%

Total delinquency	$37,662	8.6%	$32,201	5.1%	$508	6.7%	$1,986	9.1%	$72,357	6.6%

Total net finance receivables	$440,286	100.0%	$632,589	100.0%	$7,532	100.0%	$21,878	100.0%	$1,102,285	100.0%

Net finance receivables in nonaccrual status	$21,941	5.0%	$16,608	2.6%	$275	3.7%	$1,276	5.8%	$40,100	3.6%

	December 31, 2019
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$377,776	80.7%	$546,414	86.4%	$6,921	71.8%	$18,093	75.1%	$949,204	83.8%
1 to 29 days past due	47,463	10.2%	51,732	8.2%	1,964	20.4%	3,531	14.7%	104,690	9.2%

Delinquent accounts
30 to 59 days	12,702	2.8%	11,480	1.8%	241	2.5%	853	3.6%	25,276	2.2%
60 to 89 days	9,916	2.1%	8,192	1.3%	110	1.1%	563	2.3%	18,781	1.7%
90 to 119 days	7,518	1.6%	5,894	1.0%	129	1.4%	375	1.5%	13,916	1.2%
120 to 149 days	6,584	1.4%	4,588	0.7%	127	1.3%	357	1.5%	11,656	1.0%
150 to 179 days	5,655	1.2%	3,767	0.6%	148	1.5%	311	1.3%	9,881	0.9%

Total delinquency	$42,375	9.1%	$33,921	5.4%	$755	7.8%	$2,459	10.2%	$79,510	7.0%

Total net finance receivables	$467,614	100.0%	$632,067	100.0%	$9,640	100.0%	$24,083	100.0%	$1,133,404	100.0%

Net finance receivables in nonaccrual status	$22,773	4.9%	$17,924	2.8%	$591	6.1%	$1,186	4.9%	$42,474	3.7%

The following table illustrates the impacts to the allowance for credit losses for the periods indicated:

	December 31, 2019	January 1, 2020		Three Months Ended March 31, 2020
In thousands	Pre-CECL Adoption	Impact of Adoption	Post-CECL Adoption	Reserve Build (Release)	Ending Balance
Small loans	$30,588	$24,185	$54,773	$7,681	$62,454
Large loans	29,148	33,550	62,698	12,315	75,013
Automobile loans	820	599	1,419	(172)	1,247
Retail loans	1,644	1,766	3,410	276	3,686

Allowance for credit losses	$62,200	$60,100	$122,300	$20,100	$142,400

Allowance for credit losses as a percentage of net finance receivables	5.5%	5.3%	10.8%		12.9%

In March 2020, the spread of COVID-19 was declared a pandemic. Subsequently, the pandemic was declared a national emergency in the United States and the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a variety of financial aid to a meaningful portion of the Company’s customer base.

The allowance for credit losses was $62.2 million, or 5.5% of net finance receivables, as of December 31, 2019. The Company adopted CECL accounting on January 1, 2020, and increased the allowance for credit losses to $122.3 million, or 10.8% of net finance receivables. During the first quarter of 2020, the Company increased the allowance for credit losses by $20.1 million of net finance receivables, which included a $23.9 million allowance for credit losses related to the economic impact of COVID-19. The ending balance of the allowance for credit losses as a percentage of net finance receivables was 12.9% as of March 31, 2020. The Company ran several macroeconomic stress scenarios, and its final forecast included both a 34% peak-to-trough decrease in Gross Domestic Product and unemployment increasing to 20% in the second quarter of 2020, with a decline to 7% by mid-2021. The macroeconomic scenario was adjusted for the potential benefits of the CARES Act, the involuntary unemployment insurance claims coverage of the Company’s portfolio, and internal borrower assistance programs. The Company may experience changes in the macroeconomic assumptions within the forecast, as well as changes to the credit loss performance outlook, both of which could lead to further changes in the allowance for credit losses, reserve rate, and provision for credit losses expense.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2020	$30,588	$29,148	$820	$1,644	$62,200
Impact of CECL adoption	24,185	33,550	599	1,766	60,100
Provision for credit losses	24,550	23,755	98	1,119	49,522
Credit losses	(17,527)	(11,961)	(311)	(881)	(30,680)
Recoveries	658	521	41	38	1,258

Ending balance at March 31, 2020	62,454	75,013	1,247	3,686	142,400
Net finance receivables at March 31, 2020	440,286	632,589	7,532	21,878	1,102,285

Allowance as percentage of net finance receivables at March 31, 2020	14.2%	11.9%	16.6%	16.8%	12.9%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2019	$30,759	$23,702	$1,893	$1,946	$58,300
Provision for credit losses	13,954	8,452	109	828	23,343
Credit losses	(15,488)	(9,337)	(652)	(900)	(26,377)
Recoveries	568	400	120	46	1,134

Ending balance at March 31, 2019	29,793	23,217	1,470	1,920	56,400
Net finance receivables at March 31, 2019	425,849	455,119	20,556	29,320	930,844

Allowance as percentage of net finance receivables at March 31, 2019	7.0%	5.1%	7.2%	6.5%	6.1%

Note 4. Interest Rate Caps

The Company has interest rate cap contracts with an aggregate notional principal amount of $450.0 million. Each contract contains a strike rate against the one-month LIBOR (0.99% and 1.76% as of March 31, 2020 and December 31, 2019, respectively). The interest rate caps have maturities of April 2020 ($100.0 million with 3.25% strike rate), June 2020 ($50.0 million with 2.50% strike rate), April 2021 ($200.0 million with 3.50% strike rate), and March 2023 ($100.0 million with 1.75% strike rate). When the one-month LIBOR exceeds the strike rate, the counterparty reimburses the Company for the excess over the strike rate. No payment is required by the Company or the counterparty when the one-month LIBOR is below the strike rate. The following is a summary of changes in the rate caps:

	Three Months Ended March 31,
In thousands	2020	2019
Balance at beginning of period	$—	$249
Purchases	114	—
Fair value adjustment included as an increase in interest expense	(29)	(200)

Balance at end of period, included in other assets	$85	$49

Note 5. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	March 31, 2020			December 31, 2019
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$312,134	$(2,371)	$309,763	$350,818	$(2,504)	$348,314
Revolving warehouse credit facility	54,946	(1,730)	53,216	46,633	(1,875)	44,758
RMIT 2018-1 securitization	150,246	(1,234)	149,012	150,246	(1,558)	148,688
RMIT 2018-2 securitization	130,349	(1,456)	128,893	130,349	(1,687)	128,662
RMIT 2019-1 securitization	130,172	(1,790)	128,382	130,172	(1,983)	128,189

Total	$777,847	$(8,581)	$769,266	$808,218	$(9,607)	$798,611

Unused amount of revolving credit facilities (subject to borrowing base)	$399,518			$369,271

Senior Revolving Credit Facility: In September 2019, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $638 million to $640 million and extend the maturity of the facility from June 2020 to September 2022. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (77% of eligible secured finance receivables, 72% of eligible unsecured finance receivables, and 52% of eligible delinquent renewals as of March 31, 2020). As of March 31, 2020, the Company had $87.6 million of eligible borrowing capacity under the facility and held $14.7 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 0.99% and 1.76% at March 31, 2020 and December 31, 2019, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark, if necessary. The Company pays an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility.

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

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $38.5 million and $39.4 million as of March 31, 2020 and December 31, 2019, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

Revolving Warehouse Credit Facility: In October 2019, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended the credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to April 2021 and April 2022, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. RMR II held $1.0 million in restricted cash reserves as of March 31, 2020 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). The three-month LIBOR was 1.45% and 1.91% at March 31, 2020 and December 31, 2019, respectively. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility.

RMIT 2018-1 Securitization: In June 2018, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and its indirect wholly-owned SPE, Regional Management Issuance Trust 2018-1 (“RMIT 2018-1”), completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2018-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-1. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. RMIT 2018-1 held $1.7 million in restricted cash reserves as of March 31, 2020 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.93%. Prior to maturity in July 2027, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period.

RMIT 2018-2 Securitization: In December 2018, the Company, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2018-2 (“RMIT 2018-2”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. RMIT 2018-2 held $1.4 million in restricted cash reserves as of March 31, 2020 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period.

RMIT 2019-1 Securitization: In October 2019, the Company, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2019-1 (“RMIT 2019-1”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2019-1. The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. RMIT 2019-1 held $1.4 million in restricted cash reserves as of March 31, 2020 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.17%. Prior to maturity in November 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period.

The carrying amounts of consolidated VIE assets and liabilities are as follows:

In thousands	March 31, 2020	December 31, 2019
Assets
Cash	$178	$152
Net finance receivables	487,492	474,340
Allowance for credit losses	(57,820)	(22,015)
Restricted cash	43,967	44,221
Other assets	34	68

Total assets	$473,851	$496,766

Liabilities
Net long-term debt	$459,503	$450,297
Accounts payable and accrued expenses	72	86

Total liabilities	$459,575	$450,383

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At March 31, 2020, the Company was in compliance with all debt covenants.

Note 6. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and restricted cash: Cash and restricted cash is recorded at cost, which approximates fair value due to its generally short maturity and highly liquid nature.

Net finance receivables: Given the short turnover of our portfolio (approximately 1.2 times per year) and the fact that receivables are originated at prevailing market rates, the Company believed the carrying amount of net finance receivables, less unearned insurance premiums and allowance for credit losses, approximated the fair value of its finance receivable portfolio as of December 31, 2019.

Due to the adoption of CECL in January 2020 and the addition of lifetime losses to the allowance for credit losses, the carrying amount of its finance receivable portfolio no longer approximates fair value. The Company determines the fair value of net finance receivables using a discounted cash flows methodology. The application of these methodologies requires the Company to make certain estimates and judgments. These estimates and judgments include, but are not limited to, prepayment rates, default rates, loss severity, and risk-adjusted discount rates.

Interest rate caps: The fair value of the interest rate caps is the estimated amount the Company would receive to terminate the cap agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty.

Long-term debt: As of December 31, 2019, the Company believed the carrying amount of long-term debt approximated its fair value in consideration of the Company’s creditworthiness and frequent long-term debt renewals, amendments, and recent originations.

Effective March 2020, the Company estimates the fair value of long-term debt using estimated credit marks based on an index of similar financial instruments (credit facilities) and projected cash flows from the underlying collateralized finance receivables (securitizations), each discounted using a risk-adjusted discount rate.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	March 31, 2020		December 31, 2019
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$14,668	$14,668	$2,263	$2,263
Restricted cash	54,649	54,649	54,164	54,164
Level 2 inputs
Interest rate caps	85	85	—	—
Level 3 inputs
Net finance receivables, less unearned insurance premiums and allowance for credit losses	931,702	1,010,426	1,042,613	1,042,613
Liabilities
Level 3 inputs
Long-term debt	777,847	774,189	808,218	808,218

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

Note 7. Income Taxes

The Company records the provision for income taxes based on an annual effective tax rate. Due to uncertainty surrounding the impacts of COVID-19, the Company’s effective tax rate may fluctuate during the year based on the Company’s operating results.

The Company recognizes tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of the consolidated statements of income.

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended March 31,
In thousands	2020	2019
Provision for corporate taxes	$(3,577)	$2,493
Tax (benefits) deficiencies from share-based awards	52	(100)

Total income taxes	$(3,525)	$2,393

Note 8. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2020	2019
Numerator:
Net income (loss)	$(6,325)	$8,108

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,897	11,712
Effect of dilutive securities	356	364

Weighted-average shares adjusted for dilutive securities	11,253	12,076

Earnings per share:
Basic	$(0.58)	$0.69

Diluted	$(0.56)	$0.67

Options to purchase 247 thousand and 248 thousand shares of common stock were outstanding during the three months ended March 31, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 9. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of March 31, 2020, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.55 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of March 31, 2020, there were 0.8 million shares available for grant under the 2015 Plan.

For the three months ended March 31, 2020 and 2019, the Company recorded share-based compensation expense of $1.4 million and $1.0 million, respectively. As of March 31, 2020, unrecognized share-based compensation expense to be recognized over future periods approximated $6.7 million. This amount will be recognized as expense over a weighted-average period of 2.3 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Three Months Ended March 31,
	2020	2019
Expected volatility	44.88%	41.14%
Expected dividends	0.00%	0.00%
Expected term (in years)	6.0	6.0
Risk-free rate	0.71%	2.55%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the three months ended March 31, 2020:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	1,067	$19.61
Granted	124	17.71
Exercised	(22)	17.72
Forfeited	(33)	27.98
Expired	—	—

Options outstanding at March 31, 2020	1,136	$19.20	6.0	$—

Options exercisable at March 31, 2020	963	$18.98	5.3	$—

The following table provides additional stock option information for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2020	2019
Weighted-average grant date fair value per share	$7.58	$12.07
Intrinsic value of options exercised	$219	$—
Fair value of stock options that vested	$353	$—

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the three months ended March 31, 2020:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2020	156	$24.57
Granted (target)	—	—
Achieved performance adjustment (1)	(2)	19.99
Vested	(66)	19.99
Forfeited	(27)	28.03

Non-vested units at March 31, 2020	61	$28.13

(1)	The 2017 LTIP RSUs were earned and vested at 96.6% of target, as described in greater detail in the Company’s definitive proxy statement filed with the SEC on April 22, 2020.

The following table provides additional RSU information for the periods indicated:

	Three Months Ended March 31,
In thousands, except per unit amounts	2020	2019
Weighted-average grant date fair value per unit	$—	$27.89
Fair value of RSUs that vested	$1,314	$916

Restricted stock awards: The fair value and compensation expense of RSAs are calculated using the Company’s closing stock price on the date of grant.

The following table summarizes RSA activity during the three months ended March 31, 2020:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2020	126	$26.78
Granted	131	21.27
Vested	(11)	26.43
Forfeited	(11)	27.89

Non-vested shares at March 31, 2020	235	$23.66

The following table provides additional RSA information for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2020	2019
Weighted-average grant date fair value per share	$21.27	$27.58
Fair value of RSAs that vested	$301	$108

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

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (which was filed with the SEC on March 16, 2020) and this Quarterly Report on Form 10-Q. The COVID-19 pandemic may also magnify many of these risks and uncertainties. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. We operate under the name “Regional Finance” in 368 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, serving 423,400 active accounts, as of March 31, 2020. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our multiple channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of March 31, 2020, we had 274.5 thousand small installment loans outstanding, representing $440.3 million in net finance receivables. This included 116.5 thousand small loan convenience checks, representing $167.5 million in net finance receivables.

•

Large Loans (>$2,500) – As of March 31, 2020, we had 132.1 thousand large installment loans outstanding, representing $632.6 million in net finance receivables. This included 5.1 thousand large loan convenience checks, representing $15.4 million in net finance receivables.

•	Retail Loans – As of March 31, 2020, we had 15.5 thousand retail purchase loans outstanding, representing $21.9 million in net finance receivables.

•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Small and large installment loans are our core loan products and will be the drivers of our future growth. We ceased originating automobile purchase loans in November 2017 to focus on growing our core loan portfolio, but we continue to own and service the automobile loans that we previously originated. As of March 31, 2020, we had 1.3 thousand automobile loans outstanding, representing $7.5 million in net finance receivables. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

Impact of COVID-19 Pandemic on Outlook

The COVID-19 pandemic has resulted in widespread market volatility and economic uncertainty within the United States. Substantially all of our branches remain open as an essential business activity, and our centralized operations continue to support our customers and our branch network. However, we have experienced temporary closure of a few branches due to state regulatory mandates and company-initiated quarantine measures. We have also implemented social distancing measures within our branches.

As a result of the economic downturn related to the pandemic, our branches have experienced a decrease in customer traffic and product demand, and for a period of time during March and April of 2020, we temporarily suspended all direct marketing aimed at acquiring new customers. We are also using our custom scorecards, as well as our legacy internal metrics and data, to tighten our lending and loan renewal criteria, which has further decreased our loan originations and renewals. Though we typically experience seasonal liquidation of our finance receivable portfolio in the first quarter of each year, loan demand normally rebounds in the second quarter of the year. However, due to COVID-19 and the impact of our marketing and credit tightening actions, we do not expect to experience the typical growth in our finance receivable portfolio in the second quarter of 2020, which will negatively impact our future revenue.

In light of the increasing unemployment rate within the United States, we also anticipate slowdowns in our loan collections and increased loan defaults. As a result, during the first quarter of 2020, our provision for credit losses was impacted by a $23.9 million increase in the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by COVID-19. In addition, we accrued a $1.3 million reserve for unemployment insurance claims related to COVID-19, and we expect unemployment insurance claims to remain elevated during 2020. We have implemented several borrower assistance programs in response to the COVID-19 pandemic, and the federal government has enacted significant economic stimulus measures. In April 2020, these programs were successful in driving a 120 basis point improvement in our contractual delinquency as a percentage of net finance receivables, decreasing the rate from 6.6% as of March 31, 2020 to 5.4% as of April 30, 2020. However, the long-term success of these programs is unknown at this time. In the near-term, we may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of May 4, 2020, we had $110 million of immediate liquidity, including $50 million of cash on hand and $60 million of immediate availability to draw down cash from our revolving credit facilities. We believe we have enough liquidity to operate through 2021 without needing to access the securitization market. In addition, as of March 31, 2020, we had approximately $400 million of unused capacity on our various credit facilities, subject to the borrowing base, allowing us substantial runway to fund future growth. In sum, we believe we have more than adequate capacity to support the fundamental operations of our business throughout the COVID-19 pandemic. However, we are not able to estimate the long-term impact of COVID-19 on our business and will continue to assess our liquidity needs as the situation evolves.

Due to stay-at-home mandates related to COVID-19, we are relying more heavily on online operations for customer access and telework for certain of our team members, including our home office and field leadership. We also intend to expand our capabilities for branch team members to work from home and to provide origination capabilities remotely. In addition, as a result of COVID-19, we believe that many of our customers may wish to transact business with us remotely in the future, and therefore, building out these remote loan closing capabilities may also help us meet consumer demand.

The extent to which the pandemic will ultimately impact our business and financial condition will depend on future events that are difficult to forecast, including, but not limited to, the duration and severity of the pandemic, the success of actions taken to contain, treat, and prevent the spread of the virus, the effectiveness of our borrower assistance programs and government economic stimulus measures, and the speed at which normal economic and operating conditions return.

See Part II, Item 1A, “Risk Factors” for an update to our risk factors related to COVID-19.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. The CECL accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in quarters of portfolio liquidation, and larger provisions for credit losses in quarters of portfolio growth compared to prior years. Consequently, we experience seasonal fluctuations in our operating results and cash needs. However, the effects of COVID-19 could impact our typical seasonal trends.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average net finance receivables grew 15.5% from $873.0 million in 2018 to $1.0 billion in 2019. Average net finance receivables grew 18.9% from $944.8 million in the first three months of 2019 to $1.1 billion in the first three months of 2020. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened one net new branch in the first three months of 2019 and opened two net new branches in the first three months of 2020. We believe that we have the opportunity to add hundreds of additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network.

Product Mix. We are exposed to different credit risks and charge different interest rates and fees with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we may further diversify our product mix in the future. The interest rates and fees vary from state to state, depending on the competitive environment and relevant laws and regulations.

Asset Quality and Allowance for Credit Losses. Our results of operations are highly dependent upon the credit quality of our loan portfolio. The credit quality of our loan portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as we grow our loan portfolio. Our allowance for credit losses estimate changed on January 1, 2020, as we adopted the CECL accounting model. See Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for more information on our allowance for credit losses.

We believe that the primary underlying factors driving the provision for credit losses for each loan type are our underwriting standards, the general economic conditions in the areas in which we conduct business, loan portfolio growth, and the effectiveness of our collection efforts. In addition, the market for repossessed automobiles at auction is another underlying factor that we believe influences the provision for credit losses for automobile purchase loans and large loans collateralized by automobiles. We monitor these factors, and the amount and past due status of all loans, to identify trends that might require us to modify the allowance for credit losses.

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of March 31, 2020, we held four interest rate cap contracts with an aggregate notional principal amount of $450.0 million. The interest rate caps have maturities of April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), April 2021 ($200.0 million, 3.50% strike rate), and March 2023 ($100.0 million, 1.75% strike rate). As of March 31, 2020, the one-month LIBOR was 0.99%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate. In addition, as described below under “Liquidity and Capital Resources – Financing Arrangements,” the interest rate on a portion of our long-term debt is fixed. As of March 31, 2020, 52.8% of our long-term debt was at a fixed rate.

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our operating expense ratio (annualized general and administrative expenses as a percentage of average net finance receivables) was 16.5% for the first three months of 2020, compared to 16.2% for the first three months of 2019. The three months ended March 31, 2020 included a 1.1% impact resulting from executive transition costs incurred in March 2020 and a 0.3% impact from a loan management system outage. In January 2020, we experienced an isolated information technology infrastructure event that caused an extended outage of our loan management system. We determined that an inadvertent operational failure in information technology allowed a system back-up process to run concurrently and inappropriately with normal nightly processes, resulting in the event. The outage affected our ability to originate branch loans and process certain types of payments. However, during that time, all branches remained open, serviced customers, and accepted payments via cash, personal check, money order, and certain electronic payment methods. The outage did not impact the security of customer information or the integrity of company and customer data. The event also did not involve an external breach or the compromise of data by any third party. We, with the assistance of third-party experts, addressed and resolved the issue. Our loan management system has functioned normally since its restoration, and all branches were returned to fully operational status in January 2020.

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

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of March 31, 2020, the restricted cash balance for these cash reserves was $10.7 million. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, fees for extending the due date of a loan, returned check charges, commissions earned from the sale of an auto club product, and interest income from restricted cash are included in other income.

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we estimate as sufficient to maintain an allowance for credit losses at an adequate level to provide for lifetime expected credit losses on the related finance receivable portfolio. Credit loss experience, current conditions, reasonable and supportable economic forecasts, delinquency of finance receivables, loan portfolio growth, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that reflects lifetime future credit losses for each finance receivable type. Changes in our delinquency and net credit loss rates may result in changes to our provision for credit losses. Substantial adjustments to the allowance may be necessary if there are significant changes in forecasted economic conditions or loan portfolio performance.

General and Administrative Expenses. Our general and administrative expenses are comprised of four categories: personnel, occupancy, marketing, and other. We measure our general and administrative expenses as a percentage of average net finance receivables, which we refer to as our operating expense ratio.

Our personnel expenses are the largest component of our general and administrative expenses and consist primarily of the salaries and wages, overtime, contract labor, relocation costs, incentives, benefits, and related payroll taxes associated with all of our operations and home office employees.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	1Q 20		1Q 19
In thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$86,997	31.0%	$74,322	31.5%
Insurance income, net	5,949	2.1%	4,113	1.7%
Other income	3,128	1.1%	3,313	1.4%

Total revenue	96,074	34.2%	81,748	34.6%

Expenses
Provision for credit losses	49,522	17.6%	23,343	9.9%
Personnel	29,511	10.5%	22,393	9.5%
Occupancy	5,771	2.1%	6,165	2.6%
Marketing	1,686	0.6%	1,651	0.7%
Other	9,275	3.3%	7,974	3.4%

Total general and administrative	46,243	16.5%	38,183	16.2%
Interest expense	10,159	3.6%	9,721	4.1%

Income (loss) before income taxes	(9,850)	(3.5)%	10,501	4.4%
Income taxes	(3,525)	(1.2)%	2,393	1.0%

Net income (loss)	$(6,325)	(2.3)%	$8,108	3.4%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following table summarizes the quarterly trend of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	1Q 19	2Q 19	3Q 19	4Q 19	1Q 20	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$74,322	$75,974	$83,089	$87,784	$86,997	$(787)	$12,675
Insurance income, net	4,113	5,066	5,087	6,551	5,949	(602)	1,836
Other income	3,313	3,234	3,531	3,649	3,128	(521)	(185)

Total revenue	81,748	84,274	91,707	97,984	96,074	(1,910)	14,326

Expenses
Provision for credit losses	23,343	25,714	24,515	26,039	49,522	(23,483)	(26,179)
Personnel	22,393	22,511	23,791	25,305	29,511	(4,206)	(7,118)
Occupancy	6,165	6,210	6,367	5,876	5,771	105	394
Marketing	1,651	2,261	2,397	1,897	1,686	211	(35)
Other	7,974	6,761	7,612	7,813	9,275	(1,462)	(1,301)

Total general and administrative	38,183	37,743	40,167	40,891	46,243	(5,352)	(8,060)
Interest expense	9,721	9,771	10,348	10,285	10,159	126	(438)

Income (loss) before income taxes	10,501	11,046	16,677	20,769	(9,850)	(30,619)	(20,351)
Income taxes	2,393	2,677	4,105	5,086	(3,525)	8,611	5,918

Net income (loss)	$8,108	$8,369	$12,572	$15,683	$(6,325)	$(22,008)	$(14,433)

Net income (loss) per common share:
Basic	$0.69	$0.71	$1.11	$1.44	$(0.58)	$(2.02)	$(1.27)

Diluted	$0.67	$0.70	$1.08	$1.38	$(0.56)	$(1.94)	$(1.23)

Weighted-average shares outstanding:
Basic	11,712	11,706	11,302	10,893	10,897	(4)	815

Diluted	12,076	12,022	11,677	11,327	11,253	74	823

Net interest margin	$72,027	$74,503	$81,359	$87,699	$85,915	$(1,784)	$13,888

Net credit margin	$48,684	$48,789	$56,844	$61,660	$36,393	$(25,267)	$(12,291)

	Balance Sheet Quarterly Trend
In thousands	1Q 19	2Q 19	3Q 19	4Q 19	1Q 20	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$953,467	$1,019,316	$1,086,172	$1,158,540	$1,078,890	$(79,650)	$125,423

Net finance receivables	$930,844	$994,980	$1,067,086	$1,133,404	$1,102,285	$(31,119)	$171,441

Allowance for credit losses	$56,400	$57,200	$60,900	$62,200	$142,400	$80,200	$86,000

Long-term debt	$628,786	$689,310	$743,835	$808,218	$777,847	$(30,371)	$149,061

	Other Key Metrics Quarterly Trend
	1Q 19	2Q 19	3Q 19	4Q 19	1Q 20	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	31.5%	31.8%	32.1%	32.0%	31.0%	(1.0)%	(0.5)%

Efficiency ratio (1)	46.7%	44.8%	43.8%	41.7%	48.1%	6.4%	1.4%

Operating expense ratio (2)	16.2%	15.8%	15.5%	14.9%	16.5%	1.6%	0.3%

30+ contractual delinquency	6.9%	6.3%	6.5%	7.0%	6.6%	(0.4)%	(0.3)%

Net credit loss ratio (3)	10.7%	10.4%	8.1%	9.0%	10.5%	1.5%	(0.2)%

Book value per share (4)	$24.15	$24.88	$26.00	$27.49	$22.49	$(5.00)	$(1.66)

(1)	Annualized general and administrative expenses as a percentage of total revenue.
(2)	Annualized general and administrative expenses as a percentage of average net finance receivables.
(3)	Annualized net credit losses as a percentage of average net finance receivables.
(4)	Book value per share declined in 1Q 20 primarily as a result of the non-cash impact of CECL accounting.

Comparison of March 31, 2020, Versus March 31, 2019

The following discussion and table describe the changes in net finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $14.4 million, or 3.4%, to $440.3 million at March 31, 2020, from $425.9 million at March 31, 2019. The increase was primarily due to increased marketing and growth in receivables in branches opened during 2018 and 2019.

•

Large Loans (>$2,500) – Large loans outstanding increased by $177.5 million, or 39.0%, to $632.6 million at March 31, 2020, from $455.1 million at March 31, 2019. The increase was primarily due to increased marketing and the transition of small loan customers to large loans.

•

Automobile Loans – Automobile loans outstanding decreased by $13.0 million, or 63.4%, to $7.5 million at March 31, 2020, from $20.6 million at March 31, 2019. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio.

•	Retail Loans – Retail loans outstanding decreased $7.4 million, or 25.4%, to $21.9 million at March 31, 2020, from $29.3 million at March 31, 2019.

	Net Finance Receivables by Product
In thousands	1Q 20	4Q 19	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	1Q 19	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$440,286	$467,614	$(27,328)	(5.8)%	$425,849	$14,437	3.4%
Large loans	632,589	632,067	522	0.1%	455,119	177,470	39.0%

Total core loans	1,072,875	1,099,681	(26,806)	(2.4)%	880,968	191,907	21.8%
Automobile loans	7,532	9,640	(2,108)	(21.9)%	20,556	(13,024)	(63.4)%
Retail loans	21,878	24,083	(2,205)	(9.2)%	29,320	(7,442)	(25.4)%

Total net finance receivables	$1,102,285	$1,133,404	$(31,119)	(2.7)%	$930,844	$171,441	18.4%

Number of branches at period end	368	366	2	0.5%	360	8	2.2%
Average net finance receivables per branch	$2,995	$3,097	$(102)	(3.3)%	$2,586	$409	15.8%

Comparison of the Three Months Ended March 31, 2020, Versus the Three Months Ended March 31, 2019

Net Income (Loss). Net income decreased $14.4 million, or 178.0%, resulting in a net loss of $6.3 million during the three months ended March 31, 2020, from $8.1 million of net income during the prior-year period. The decrease was primarily due to an increase in provision for credit losses of $26.2 million, an increase in general and administrative expenses of $8.1 million, and an increase in interest expense of $0.4 million, offset by an increase in revenue of $14.3 million and a decrease in income taxes of $5.9 million.

Revenue. Total revenue increased $14.3 million, or 17.5%, to $96.1 million during the three months ended March 31, 2020, from $81.7 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $12.7 million, or 17.1%, to $87.0 million during the three months ended March 31, 2020, from $74.3 million during the prior-year period. The increase was primarily due to an 18.9% increase in average net finance receivables, offset by a 0.5% decrease in average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Quarter Ended			Average Yields for the Quarter Ended
In thousands	1Q 20	1Q 19	YoY % Inc (Dec)	1Q 20	1Q 19	YoY Inc (Dec)
Small loans	$458,132	$438,891	4.4%	36.7%	37.7%	(1.0)%
Large loans	633,510	452,541	40.0%	27.5%	27.1%	0.4%
Automobile loans	8,618	23,279	(63.0)%	13.5%	14.8%	(1.3)%
Retail loans	23,056	30,052	(23.3)%	17.8%	18.6%	(0.8)%

Total interest and fee yield	$1,123,316	$944,763	18.9%	31.0%	31.5%	(0.5)%

Small loan yields decreased 1.0% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Large loan yields increased 0.4% compared to the prior-year period as a result of adjusted pricing that reflects current market conditions.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated
In thousands	1Q 20	4Q 19	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	1Q 19	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$120,024	$180,967	$(60,943)	(33.7)%	$129,245	$(9,221)	(7.1)%
Large loans	105,648	174,341	(68,693)	(39.4)%	84,068	21,580	25.7%
Retail loans	3,573	3,833	(260)	(6.8)%	6,197	(2,624)	(42.3)%

Total net loans originated	$229,245	$359,141	$(129,896)	(36.2)%	$219,510	$9,735	4.4%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 1Q 20 Compared to 1Q 19 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$1,816	$(1,122)	$(50)	$644
Large loans	12,258	509	203	12,970
Automobile loans	(543)	(76)	48	(571)
Retail loans	(325)	(56)	13	(368)
Product mix	840	(408)	(432)	—

Total increase in interest and fee income	$14,046	$(1,153)	$(218)	$12,675

The $12.7 million increase in interest and fee income during the three months ended March 31, 2020 from the prior-year period was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average net finance receivables.

Insurance Income, Net. Insurance income, net increased $1.8 million, or 44.6%, to $5.9 million during the three months ended March 31, 2020, from $4.1 million during the prior-year period. Annualized insurance income, net represented 2.1% and 1.7% of average net finance receivables during the three months ended March 31, 2020 and the prior-year period, respectively. During both the three months ended March 31, 2020 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. During the three months ended March 31, 2020, the change in unemployment insurance claims reserves related to COVID-19 represented the largest component of direct insurance expenses. During the three months ended March 31, 2019, non-file insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Quarter Ended
In thousands	1Q 20	1Q 19	YoY $ B(W)	YoY % B(W)
Earned premiums	$10,519	$7,949	$2,570	32.3%
Claims, reserves, and certain direct expenses	(4,570)	(3,836)	(734)	(19.1)%

Insurance income, net	$5,949	$4,113	$1,836	44.6%

Earned premiums increased by $2.6 million and claims, reserves, and certain direct expenses increased by $0.7 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to loan growth. The increase in claims, reserves, and certain direct expenses was primarily due to a $1.3 million reserve for COVID-19 unemployment insurance claims, offset by a $0.8 million reduction of non-file claims expense due to the previously disclosed change in business practice to lower the utilization of non-file insurance. We expect unemployment insurance claims to remain elevated during 2020.

Other Income. Other income decreased $0.2 million, or 5.6%, to $3.1 million during the three months ended March 31, 2020, from $3.3 million during the prior-year period, primarily due to late charges that were waived due to the January 2020 system outage. Late charges of $2.2 million and $2.3 million represented 69.0% and 70.9% of total other income for the three months ended March 31, 2020 and the prior-year period, respectively. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account. Annualized other income represented 1.1% and 1.4% of average net finance receivables during both the three months ended March 31, 2020 and the prior-year period, respectively.

Provision for Credit Losses. Our provision for credit losses increased $26.2 million, or 112.1%, to $49.5 million during the three months ended March 31, 2020, from $23.3 million during the prior-year period. The increase was due to an increase in net credit losses of $4.2 million and the provision for COVID-19 credit losses of $23.9 million (see “COVID-19 Impact” below), offset by a $1.9 million increase in the amount of allowance for credit losses released in the current-year period compared to the prior-year period. The annualized provision for credit losses as a percentage of average net finance receivables during the three months ended March 31, 2020 was 17.6%, compared to 9.9% during the prior-year period. The three months ended March 31, 2020 included an 8.5% increase in provision for credit losses related to COVID-19.

The increase in the provision for credit losses is explained in greater detail below.

COVID-19 Impact. During the three months ended March 31, 2020, our provision for credit losses was impacted by a $23.9 million increase in the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by COVID-19.

Net Credit Losses. Net credit losses increased $4.2 million, or 16.6%, to $29.4 million during the three months ended March 31, 2020, from $25.2 million during the prior-year period. The increase was primarily due to a $178.6 million increase in average net finance receivables over the prior-year period and $0.7 million of net credit losses that were a result of the system outage that impacted our branches during the three months ended March 31, 2020.

Annualized net credit losses as a percentage of average net finance receivables were 10.5% during the three months ended March 31, 2020, compared to 10.7% during the prior-year period. The three months ended March 31, 2020 included a 0.3% impact from the increase in net credit losses related to the system outage. The prior-year period included a 0.4% impact from $0.9 million in net credit losses resulting from a hurricane in 2018.

Delinquency Performance. Our March 31, 2020 contractual delinquency as a percentage of net finance receivables decreased to 6.6% from 6.9% as of March 31, 2019. Total contractual delinquency as of March 31, 2020 was inclusive of an increase of 0.1% attributable to the impact of our system outage. Total contractual delinquency as of March 31, 2019 was inclusive of an increase of 0.4% attributable to the impact of a hurricane in 2018.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	1Q 20		1Q 19
Current	$931,032	84.4%	$780,439	83.8%
1 to 29 days past due	98,896	9.0%	86,497	9.3%

Delinquent accounts:
30 to 59 days	20,907	1.9%	18,172	2.0%
60 to 89 days	16,456	1.5%	13,924	1.5%
90 to 119 days	11,889	1.1%	11,808	1.2%
120 to 149 days	12,059	1.1%	9,955	1.1%
150 to 179 days	11,046	1.0%	10,049	1.1%

Total contractual delinquency	$72,357	6.6%	$63,908	6.9%

Total net finance receivables	$1,102,285	100.0%	$930,844	100.0%

	Contractual Delinquency by Product
In thousands	1Q 20		1Q 19
Small loans	$37,662	8.6%	$35,086	8.2%
Large loans	32,201	5.1%	25,145	5.5%
Automobile loans	508	6.7%	1,535	7.5%
Retail loans	1,986	9.1%	2,142	7.3%

Total contractual delinquency	$72,357	6.6%	$63,908	6.9%

Allowance for Credit Losses. We evaluate delinquency and credit losses in each of our loan products in establishing the allowance for credit losses. As a result of the adoption of the new credit loss accounting standard on January 1, 2020, through a modified-retrospective approach, we recorded an increase to the allowance for credit losses of $60.1 million and a one-time, cumulative reduction to retained earnings of $45.9 million (net of $14.2 million in taxes). Our allowance for credit losses increased from 5.5% to 10.8% as a percentage of the amortized cost basis on January 1, 2020. The CECL accounting adoption does not result in any changes in the cash flows of our financial assets, did not cause us to violate any of our existing debt covenants, and will not inhibit us in funding our growth.

The following table illustrates the impacts to the allowance for credit losses for the periods indicated:

	December 31, 2019	January 1, 2020		1Q 20
In thousands	Pre-CECL Adoption	Impact of Adoption	Post-CECL Adoption	Reserve Build (Release)	Ending Balance
Small loans	$30,588	$24,185	$54,773	$7,681	$62,454
Large loans	29,148	33,550	62,698	12,315	75,013
Automobile loans	820	599	1,419	(172)	1,247
Retail loans	1,644	1,766	3,410	276	3,686

Allowance for credit losses	$62,200	$60,100	$122,300	$20,100	$142,400

Allowance for credit losses as a percentage of net finance receivables	5.5%	5.3%	10.8%		12.9%

Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of March 31, 2020, which incorporated the potential impact that the COVID-19 pandemic could have on the U.S. economy. Our forecast utilized economic projections from a major rating service and considered several macroeconomic stress scenarios. Our final forecast included a 34% peak-to-trough decrease in Gross Domestic Product in the second quarter of 2020 and unemployment increasing to 20% in the second quarter of 2020, with a decline to 7% by mid-2021. The macroeconomic scenario was adjusted for the potential impacts of the CARES Act, the involuntary unemployment insurance claims coverage of our portfolio, and our borrower assistance programs. As a result, our allowance for credit losses as a percentage of net finance receivables of 12.9% includes 2.2% related to the $23.9 million impact from COVID-19 as of March 31, 2020. In the near-term, we may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $8.1 million, or 21.1%, to $46.2 million during the three months ended March 31, 2020, from $38.2 million during the prior-year period. Our operating expense ratio increased to 16.5% during the three months ended March 31, 2020, from 16.2% during the prior year period. The three months ended March 31, 2020 included a 1.1% impact related to executive transition costs incurred in March 2020 and a 0.3% impact from the system outage occurring in January 2020. The absolute dollar increases in general and administrative expenses are explained in detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $7.1 million, or 31.8%, to $29.5 million during the three months ended March 31, 2020, from $22.4 million during the prior-year period. Personnel costs increased $3.0 million compared to the prior-year period due to executive transition costs. Labor expense increased $2.0 million primarily due to added headcount in our branches to effectively service active account growth that has occurred since March 31, 2019. Additional increases include corporate incentive costs of $1.3 million, $0.3 million of personal costs related to our 8 net new branches that opened since the prior-year period, and $0.2 million of system outage-related expenses.

Occupancy. Occupancy expenses decreased $0.4 million, or 6.4%, to $5.8 million during the three months ended March 31, 2020, from $6.2 million during the prior-year period. The decrease was primarily due to a $0.6 million decrease in telecommunication expenses, partially offset by a $0.2 million impact of our 8 net new branches that opened since the prior-year period. Our telecommunication expenses decreased during the three months ended March 31, 2020, compared to the prior-year period due to a new contract with one of our primary telecommunication providers.

Marketing. Marketing expenses remained constant at $1.7 million during both the three months ended March 31, 2020 and the prior-year period.

Other Expenses. Other expenses increased $1.3 million, or 16.3%, to $9.3 million during the three months ended March 31, 2020, from $8.0 million during the prior-year period. During the three months ended March 31, 2020, we incurred $0.5 million of professional fees related to our system outage. Additionally, we frequently experience increases in other expenses, including legal and settlement expenses, external fraud, collections expense, bank fees, and certain professional expenses, as we grow our loan portfolio and expand our market footprint.

Interest Expense. Interest expense on long-term debt increased $0.4 million, or 4.5%, to $10.2 million during the three months ended March 31, 2020, from $9.7 million during the prior-year period. The increase was primarily due to an increase in the average balance of our long-term debt facilities from finance receivable growth, offset by a decrease in our average cost of debt. The annualized average cost of our total long-term debt decreased 0.93% to 5.18% during the three months ended March 31, 2020, from 6.11% during the prior-year period, primarily due to lower interest rates.

Income Taxes. Income taxes decreased $5.9 million, or 247.3%, to a $3.5 million benefit during the three months ended March 31, 2020, from a $2.4 million expense during the prior-year period. The decrease was primarily due to a $20.4 million decrease in income before taxes. Our effective tax rates were 35.8% and 22.8% for the three months ended March 31, 2020 and the prior-year period, respectively. The increase was primarily due to non-deductible items that were not impacted by the decrease in income before taxes.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. In connection with our plans to improve our technology infrastructure and to expand our branch network in future years, we expect to incur approximately $9.0 million to $12.0 million of expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facility, and asset-backed securitization transactions, all of which are described below. We had a funded debt-to-equity ratio (long-term debt divided by total stockholders’ equity) of 3.1 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 23.3% as of March 31, 2020.

We believe that cash flow from our operations and borrowings under our long-term debt facilities will be adequate to fund our business for the next twelve months, including initial operating losses of new branches and finance receivable growth of new and existing branches. However, we are not able to estimate the long-term impact of COVID-19 on our business and will continue to assess our liquidity needs as the situation evolves.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2020 was $44.6 million, compared to $30.7 million provided by operating activities during the prior-year period, a net increase of $13.9 million. The increase was primarily due to the growth in our business described above, which produced an increase in net income, before provision for credit losses.

Investing Activities. Investing activities consist of originations and purchases of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash provided by (used in) investing activities decreased $6.8 million from the prior-year period. The decrease in cash used was primarily due to decreased net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. During the three months ended March 31, 2020, net cash used in financing activities was $31.7 million, a decrease of $1.1 million compared to $32.8 million during the prior-year period. The decrease in cash used was primarily a result of a decrease in net payments on debt instruments of $1.3 million, partially offset by a $0.2 million increase in debt issuance costs and taxes.

Financing Arrangements.

Senior Revolving Credit Facility. In September 2019, we amended and restated our senior revolving credit facility to, among other things, increase the availability under the facility from $638 million to $640 million and extend the maturity of the facility from June 2020 to September 2022. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (77% of eligible secured finance receivables, 72% of eligible unsecured finance receivables, and 52% of eligible delinquent renewals as of March 31, 2020). As of March 31, 2020, we had $87.6 million of eligible borrowing capacity under the facility and held $14.7 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 0.99% and 1.76% at March 31, 2020 and December 31, 2019, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark, if necessary. We pay an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility.

Our long-term debt under the senior revolving credit facility was $312.1 million as of March 31, 2020. In advance of its September 2022 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Variable Interest Entity Debt. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions, including securitizations. The following debt arrangements are issued by our wholly-owned, bankruptcy-remote, SPEs, which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. We are considered to be the primary beneficiary because we have (i) power over the significant activities through our role as servicer of the finance receivables under each debt arrangement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through our interest in the monthly residual cash flows of the SPEs after each debt is paid.

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $38.5 million and $39.4 million as of March 31, 2020 and December 31, 2019, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation. Distributions from the SPEs to us are permitted under the debt arrangements.

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

Revolving Warehouse Credit Facility. In October 2019, we and our wholly-owned SPE, RMR II, amended the credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to April 2021 and April 2022, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). The three-month LIBOR was 1.45% and 1.91% at March 31, 2020 and December 31, 2019, respectively. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. As of March 31, 2020, our long-term debt under the credit facility was $54.9 million.

RMIT 2018-1 Securitization. In June 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2018-1, completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2018-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-1. The notes have a revolving period ending in June 2020, with a final maturity date in July 2027. Borrowings under the RMIT 2018-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.93%. Prior to maturity in July 2027, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in July 2020. No payments of principal of the notes will be made during the revolving period. As of March 31, 2020, our long-term debt under the securitization was $150.2 million.

RMIT 2018-2 Securitization. In December 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2018-2, completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period. As of March 31, 2020, our long-term debt under the securitization was $130.3 million.

RMIT 2019-1 Securitization. In October 2019, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2019-1, completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2019-1. The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.17%. Prior to maturity in November 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period. As of March 31, 2020, our long-term debt under the securitization was $130.2 million.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At March 31, 2020, we were in compliance with all debt covenants.

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

Restricted Cash Reserve Accounts.

Revolving Warehouse Credit Facility. The credit agreement governing the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the eligible pool balance of the facility. As of March 31, 2020, the warehouse facility cash reserve requirement totaled $1.0 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $4.2 million as of March 31, 2020.

RMIT 2018-1 Securitization. As required under the transaction documents governing the RMIT 2018-1 securitization, we deposited $1.7 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $13.3 million as of March 31, 2020.

RMIT 2018-2 Securitization. As required under the transaction documents governing the RMIT 2018-2 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $10.4 million as of March 31, 2020.

RMIT 2019-1 Securitization. As required under the transaction documents governing the RMIT 2019-1 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $10.7 million as of March 31, 2020.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of March 31, 2020, cash reserves for reinsurance were $10.7 million.

Interest Rate Caps.

As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of March 31, 2020, we held four interest rate cap contracts with an aggregate notional principal amount of $450.0 million. The interest rate caps have maturities of April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), April 2021 ($200.0 million, 3.50% strike rate), and March 2023 ($100.0 million, 1.75% strike rate). As of March 31, 2020, the one-month LIBOR was 0.99%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate.

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

Credit Losses.

The FASB issued an accounting update in June 2016 to change the impairment model for estimating credit losses on financial assets. The previous incurred loss impairment model required the recognition of credit losses when it was probable that a loss had been incurred. The incurred loss model was replaced by the CECL model, which requires entities to estimate the lifetime expected credit loss on financial instruments and to record an allowance to offset the amortized cost basis of the financial asset. The CECL model requires earlier recognition of credit losses as compared to the incurred loss approach. We adopted this standard effective January 1, 2020.

The allowance for credit losses is based on historical credit experience, current conditions, and reasonable and supportable economic forecasts. The historical loss experience is adjusted for quantitative and qualitative factors that are not fully reflected in the historical data. In determining our estimate of expected credit losses, we evaluate information related to credit metrics, changes in our lending strategies and underwriting practices, and the current and forecasted direction of the economic and business environment. These metrics include, but are not limited to, loan portfolio mix and growth, unemployment, credit loss trends, delinquency trends, changes in underwriting, and operational risks.

We selected a static pool Probability of Default (“PD”) / Loss Given Default (“LGD”) model to estimate our base allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical static pools of net finance receivables are tracked over the term of the pools to identify the incidences of loss (PDs) and the average severity of losses (LGDs).

To enhance the precision of the allowance for credit loss estimate, we evaluate our finance receivable portfolio on a pool basis and segment each pool of finance receivables with similar credit risk characteristics. As part of our evaluation, we consider portfolio characteristics such as product type, loan size, loan term, internal or external credit scores, delinquency status, geographical location, and vintage. Based on analysis of historical loss experience, we selected the following segmentation: product type, FICO score, and delinquency status.

We account for certain finance receivables that have been modified by bankruptcy proceedings or company loss mitigation policies using a discounted cash flows approach to properly reserve for customer concessions (rate reductions and term extensions).

As finance receivables are originated, provisions for credit losses are recorded in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for estimated losses over the contractual term of the finance receivables. Subsequent changes to the contractual terms that are a result of re-underwriting are not included in the finance receivable’s expected life. We use our segmentation loss experience to forecast expected credit losses. Historical information about losses generally provides a basis for the estimate of expected credit losses. We also consider the need to adjust historical information to reflect the extent to which current conditions differ from the conditions that existed for the period over which historical information was evaluated. These adjustments to historical loss information may be qualitative or quantitative in nature.

Reasonable and supportable macroeconomic forecasts are required for our allowance for credit loss model. We engaged a major rating service to assist with compiling a reasonable and supportable forecast. We review macroeconomic forecasts to use in our allowance for credit losses. We adjust the historical loss experience by relevant qualitative factors for these expectations. We do not require reversion adjustments, as the expected lives of our portfolio are shorter than our available forecast periods.

We charge credit losses against the allowance when the account reaches 180 days contractually delinquent, subject to certain exceptions. Our non-titled customer accounts in a confirmed bankruptcy are charged off in the month following the bankruptcy notification or at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance.

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

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables either at prevailing market rates or at statutory limits. Our finance receivables are structured on a fixed-rate, fixed-term basis. Accordingly, subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.2 times per year from payments, renewals, and net credit losses. Because our large loans have longer maturities than our small loans and typically renew at a slower rate than our small loans, the rate of turnover of the loan portfolio may change as our large loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of March 31, 2020, the interest rates on 52.8% of our long-term debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At March 31, 2020, the balances of the senior revolving credit facility and the revolving warehouse credit facility were $312.1 million and $54.9 million, respectively.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Borrowings under the revolving warehouse credit facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). As of March 31, 2020, the LIBOR rates under the senior revolving credit facility and the revolving warehouse credit facility were 0.99% and 1.45%, respectively.

We have purchased interest rate caps to manage the risk associated with an aggregate notional $450.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR and reimburse us for the difference when the one-month LIBOR exceeds the strike rate. The interest rate caps have maturities of April 2020 ($100.0 million, 3.25% strike rate), June 2020 ($50.0 million, 2.50% strike rate), April 2021 ($200.0 million, 3.50% strike rate), and March 2023 ($100.0 million, 1.75% strike rate).

Effective interest rates for borrowings under the senior revolving credit facility and the revolving warehouse credit facility were 5.09% and 5.06%, respectively, for the three months ended March 31, 2020, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at March 31, 2020, an increase of 100 basis points in LIBOR rates would result in approximately $3.6 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. Our interest rate cap coverage at March 31, 2020 would reduce this increased expense by approximately $0.2 million on an annual basis.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Changes in Internal Control

Effective January 1, 2020, we adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (referred to herein as “CECL”). In connection with the adoption of CECL, we have designed certain new controls and procedures as well as modified certain existing controls. These additional controls involve expanded controls over loan level data, the review of qualitative factors, and the selection of a macroeconomic forecast. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the risk factors set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In addition to the risk factors below and the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (which was filed with the SEC on March 16, 2020), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

The novel coronavirus (COVID-19) pandemic has had and is expected to continue to have a material adverse effect on our business, liquidity, results of operations, and financial condition.

The COVID-19 pandemic has resulted in widespread market volatility and economic uncertainty within the United States. National, regional, and local economies may suffer long-term disruptions, including after COVID-19 has subsided. The extent to which the pandemic will ultimately impact our business and financial condition will depend on future events that are difficult to forecast, including, but not limited to, the duration and severity of the pandemic, the success of actions taken to contain, treat, and prevent the virus, the effectiveness of government economic stimulus measures, and the speed at which normal economic and operating conditions return.

Governmental authorities have taken, and may continue to take, unprecedented actions in an attempt to limit the spread of the pandemic, including social distancing requirements, stay-at-home orders, quarantines, and closure of non-essential businesses. Such actions negatively impact overall economic activity within the United States and may have material and direct adverse consequences on our business. For example, on April 6, 2020, the New Mexico Department of Health, at the direction of the governor, issued an executive order excluding consumer finance companies like us from the definition of “essential business.” As a result, we temporarily closed our branches in the state of New Mexico, but we have since re-opened the branches. Our branches in our other states of operation remain open as an essential business activity. However, we have experienced temporary closure of several locations due to company-initiated quarantine measures. We may choose, or be required by government agencies, to close these same or other locations in the future due to quarantine or other health and/or safety concerns. Multiple or prolonged closures could negatively impact our ability to service our customer accounts and adversely affect our results of operations. We have implemented social distancing measures within our branches and may choose, or be required by government agencies, to implement additional safeguards related to COVID-19 containment in the future that could increase our operating costs and have a negative economic impact on our business.

As a result of the economic downturn related to the pandemic, our branches have experienced a decrease in customer traffic and product demand. We are using our custom scorecards, as well as our legacy internal metrics and data, to tighten our lending and loan renewal criteria, which has further decreased our loan originations and renewals. In light of the increasing unemployment rate within the United States, we also anticipate slowdowns in our loan collections and increased loan defaults. Negative impacts to our loan growth, collections, and defaults could adversely impact our revenues and other results of operations. For a period of time during March and April of 2020, we also temporarily suspended all direct marketing aimed at acquiring new customers. In addition, we have temporarily paused investment in new branches, non-critical hiring, and certain other spending until conditions begin to rebound, all of which may negatively impact our ability to grow our customer base and business.

Due to stay-at-home mandates related to COVID-19, we are relying more heavily on online operations for customer access and telework for certain of our team members, including our home office and field leadership who may currently be working remotely. We also intend to expand our capabilities for branch team members to work from home and to provide full origination capabilities remotely. However, if we experience disruptions in our online operations or are unable to timely expand our remote working or origination capabilities in response to continued or increased COVID-19 restrictions, we may be unable to timely and effectively service accounts and perform key business functions. Disruptions in our business could also result from the inability of key personnel and/or a significant portion of our workforce to fulfill their duties due to COVID-19 related illness or restriction. We maintain continuity plans, but there is no assurance that such plans will effectively mitigate the risks posed by the pandemic.

We have implemented several borrower assistance programs in response to the COVID-19 pandemic. Additionally, federal and state governments are enacting, and may in the future enact, economic stimulus measures. The success of any economic assistance program or stimulus legislation is unknown, and we cannot determine the impact of any such program or legislation on our anticipated credit losses due to COVID-19. New legislation and other governmental regulations could increase our legal compliance costs, create risk for our operations and reputation, and have an overall negative impact on the conduct of our business.

The departure, transition, or replacement of key personnel could significantly impact the results of our operations. If we cannot continue to hire and retain high-quality employees, or do not successfully manage our Chief Executive Officer and Chief Financial Officer transitions, our business and financial results may be negatively affected.

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

Our continued growth is also dependent, in part, on the skills, experience, and efforts of our executive officers and senior management. As previously announced, our former Executive Vice President and Chief Financial Officer, Donald E. Thomas, retired from Regional in the third quarter of 2019, our former Executive Vice President and Chief Credit Risk Officer, Daniel J. Taggart, stepped down from his position at Regional in the first quarter of 2020, and the employment of Peter R. Knitzer, our former President and Chief Executive Officer, was terminated in the first quarter of 2020. Robert W. Beck, who initially succeeded Mr. Thomas as our Chief Financial Officer through March 2020, subsequently succeeded Mr. Knitzer and now serves as our President and Chief Executive Officer. Michael S. Dymski serves as our Vice President, interim Chief Financial Officer, and Chief Accounting Officer, and Manish Parmar serves as our Executive Vice President and Chief Credit Risk Officer.

We may not be successful in retaining the other members of our executive or senior management team or our other key employees. The loss of the services of any of our executive officers, senior management, or key team members, including state vice presidents, or the inability to attract additional qualified personnel as needed, could have an adverse effect on our business, financial condition, and results of operations. We also depend on our district supervisors to supervise, train, and motivate our branch employees. These supervisors have significant experience with our company and within our industry, and would be difficult to replace. If we lose a district supervisor to a competitor, we could also be at risk of losing other employees and customers. Although we have engaged an executive search firm to commence a search for a permanent Chief Financial Officer, the process of identifying management successors creates uncertainty and could become a distraction to senior management and our Board of Directors, and we may not be successful in attracting qualified candidates for this position and other key positions when necessary. The identification and recruitment of candidates to fill senior management positions, and the resulting transition process, may be disruptive to our business and operations.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.1	Employment Agreement, dated as of March 26, 2020, by and between Robert W. Beck and Regional Management Corp.		8-K	001-35477	10.1	3/30/20

10.2	Employment Agreement, dated as of January 6, 2020, by and between Manish Parmar and Regional Management Corp.	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101	The following materials from our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) the Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) the Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and the year ended December 31, 2019; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (v) the Notes to the Consolidated Financial Statements.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: May 8, 2020	By:	/s/ Michael S. Dymski
Michael S. Dymski, Vice President, Interim Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Officer)