Form 10-Q
period 2020-06-30
Regional Management Corp.
filed 2020-08-10
CIK 1519401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
of the Exchange Act).    Yes

 ☐    No

 ☒
As of August 6, 2020, the registrant had outstanding 11,337,070 shares of Common Stock, $0.10 par value.

ITEM 1.	FINANCIAL STATEMENTS.
Regional Management Corp. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value amounts)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash	$8,973	$2,263
Net finance receivables	1,022,635	1,133,404
Unearned insurance premiums	(27,016)	(28,591)
Allowance for credit losses	(142,000)	(62,200)

Net finance receivables, less unearned insurance premiums and allowance for credit losses	853,619	1,042,613
Restricted cash	54,423	54,164
Lease assets	27,177	26,438
Property and equipment	15,504	15,301
Intangible assets	8,824	9,438
Deferred tax asset	20,682	619
Other assets	11,023	7,704

Total assets	$1,000,225	$1,158,540

Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$683,865	$808,218
Unamortized debt issuance costs	(7,584)	(9,607)

Net long-term debt	676,281	798,611
Accounts payable and accrued expenses	34,843	28,676
Lease liabilities	29,220	28,470

Total liabilities	740,344	855,757
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 13,727 shares issued and 11,243 shares outstanding at June 30, 2020 and 13,497 shares issued and 11,013 shares outstanding at December 31, 2019)	1,373	1,350
Additional paid-in capital	104,530	102,678
Retained earnings	204,052	248,829
Treasury stock (2,484 shares at June 30, 2020 and December 31, 2019)	(50,074)	(50,074)

Total stockholders’ equity	259,881	302,783

Total liabilities and stockholders’ equity	$1,000,225	$1,158,540

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$177	$152
Net finance receivables	451,048	474,340
Allowance for credit losses	(57,879)	(22,015)
Restricted cash	43,729	44,221
Other assets	7	68

Total assets	$437,082	$496,766

Liabilities
Net long-term debt	$432,183	$450,297
Accounts payable and accrued expenses	72	86

Total liabilities	$432,255	$450,383

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Interest and fee income	$80,067	$75,974	$167,064	$150,296
Insurance income, net	7,650	5,066	13,599	9,179
Other income	2,133	3,234	5,261	6,547

Total revenue	89,850	84,274	185,924	166,022

Expenses
Provision for credit losses	27,499	25,714	77,021	49,057
Personnel	26,863	22,511	56,374	44,904
Occupancy	6,253	6,210	12,024	12,375
Marketing	1,438	2,261	3,124	3,912
Other	6,971	6,761	16,246	14,735

Total general and administrative expenses	41,525	37,743	87,768	75,926
Interest expense	9,137	9,771	19,296	19,492

Income before income taxes	11,689	11,046	1,839	21,547
Income taxes	4,219	2,677	694	5,070

Net income	$7,470	$8,369	$1,145	$16,477

Net income per common share:
Basic	$0.68	$0.71	$0.10	$1.41

Diluted	$0.68	$0.70	$0.10	$1.37

Weighted-average shares outstanding:
Basic	10,962	11,706	10,929	11,709

Diluted	11,013	12,022	11,130	12,049

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, March 31, 2020	13,659	$1,366	$103,488	$196,582	$(50,074)	$251,362
Issuance of restricted stock awards	68	7	(7)	—	—	—
Shares withheld related to net share settlement	—	—	(6)	—	—	(6)
Share-based compensation	—	—	1,055	—	—	1,055
Net income	—	—	—	7,470	—	7,470

Balance, June 30, 2020	13,727	$1,373	$104,530	$204,052	$(50,074)	$259,881

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, March 31, 2019	13,465	$1,347	$99,310	$212,205	$(25,046)	$287,816
Issuance of restricted stock awards	29	3	(3)	—	—	—
Repurchase of common stock	—	—	—	—	(7,144)	(7,144)
Shares withheld related to net share settlement	—	(1)	(16)	—	—	(17)
Share-based compensation	—	—	1,195	—	—	1,195
Net income	—	—	—	8,369	—	8,369

Balance, June 30, 2019	13,494	$1,349	$100,486	$220,574	$(32,190)	$290,219

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2019	13,497	$1,350	$102,678	$248,829	$(50,074)	$302,783
Cumulative effect of accounting standard adoption	—	—	—	(45,922)	—	(45,922)
Issuance of restricted stock awards	254	26	(26)	—	—	—
Exercise of stock options	22	2	—	—	—	2
Shares withheld related to net share settlement	(46)	(5)	(596)	—	—	(601)
Share-based compensation	—	—	2,474	—	—	2,474
Net income	—	—	—	1,145	—	1,145

Balance, June 30, 2020	13,727	$1,373	$104,530	$204,052	$(50,074)	$259,881

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2018	13,323	$1,332	$98,778	$204,097	$(25,046)	$279,161
Issuance of restricted stock awards	190	19	(19)	—	—	—
Repurchase of common stock	—	—	—	—	(7,144)	(7,144)
Shares withheld related to net share settlement	(19)	(2)	(465)	—	—	(467)
Share-based compensation	—	—	2,192	—	—	2,192
Net income	—	—	—	16,477	—	16,477

Balance, June 30, 2019	13,494	$1,349	$100,486	$220,574	$(32,190)	$290,219

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,145	$16,477
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	77,021	49,057
Depreciation and amortization	5,726	5,327
Loss on disposal of property and equipment	141	41
Share-based compensation	2,474	2,192
Fair value adjustment on interest rate caps	62	243
Deferred income taxes, net	(5,886)	(1,185)
Changes in operating assets and liabilities:
Increase in other assets	(4,119)	(473)
Increase (decrease) in accounts payable and accrued expenses	7,545	(5,072)

Net cash provided by operating activities	84,109	66,607

Cash flows from investing activities:
Net repayments (originations) of finance receivables	51,872	(91,348)
Purchases of intangible assets	(480)	(993)
Purchases of property and equipment	(2,624)	(2,418)
Proceeds from disposal of property and equipment	2	49

Net cash provided by (used in) investing activities	48,770	(94,710)

Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	(104,564)	17,516
Payments on amortizing loan	—	(9,391)
Net advances (payments) on revolving warehouse credit facility	(19,789)	20,748
Net payments on securitizations	—	(70)
Payments for debt issuance costs	(319)	(386)
Taxes paid related to net share settlement of equity awards	(1,238)	(814)
Repurchase of common stock	—	(7,144)

Net cash provided by (used in) financing activities	(125,910)	20,459

Net change in cash and restricted cash	6,969	(7,644)
Cash and restricted cash at beginning of period	56,427	50,141

Cash and restricted cash at end of period	$63,396	$42,497

Supplemental cash flow information:
Interest paid	$17,449	$17,059

Income taxes paid	$40	$9,121

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash	$8,973	$2,263	$694	$3,657
Restricted cash	54,423	54,164	41,803	46,484

Total cash and restricted cash	$63,396	$56,427	$42,497	$50,141

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Nature of Business
Regional Management Corp. (the “
Company
”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile loans, but it ceased such originations in November 2017. As of June 30, 2020, the Company operated under the name “Regional Finance” in 368 branch locations across 11 states in the Southeastern, Southwestern,
Mid-Atlantic,
and Midwestern United States.
The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s small and large loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and
holiday spending. Loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. The current expected credit loss (“
CECL
”) accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of portfolio liquidation, and larger provisions for credit losses in periods of portfolio growth compared to prior years. Consequently, the Company experiences seasonal fluctuations in its operating results and cash needs. However, the decrease in loan originations and increase in borrower assistance programs related to the novel strain of coronavirus (“
COVID-19
”) have impacted the Company’s typical seasonal trends for loan volume and delinquency.
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of presentation:
The consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form
10-Q
adopted by the Securities and Exchange Commission (the “
SEC
”) and generally accepted accounting principles in the United States of America (“
GAAP
”) for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form
10-Q
have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, as filed with the SEC.
Significant accounting policies:
The following is a description of significant accounting policies used in preparing the financial statements. The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the consumer finance industry.
Principles of consolidation:
 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates through a separate wholly-owned subsidiary in each state. The Company also consolidates variable interest entities (each, a “
VIE
”) when it is considered to be the primary beneficiary of the VIE because it has (i) power over the significant activities of the VIE and (ii) the obligation to absorb losses or the right to receive returns that could be significant to the VIE.
Variable interest entities:
The Company transfers pools of loans to wholly-owned, bankruptcy-remote, special purpose entities (each, an “
SPE
”) to secure debt for general funding purposes. These entities have the limited purpose of acquiring finance receivables and holding and making payments on the related debts. Assets transferred to each SPE are legally isolated from the Company and its affiliates, as well as the claims of the Company’s and its affiliates’ creditors. Further, the assets of each SPE are owned by such SPE and are not available to satisfy the debts or other obligations of the Company or any of its affiliates. The Company continues to service the finance receivables transferred to the SPEs. The lenders and investors in the debt issued by the SPEs generally only have recourse to the assets of the SPEs and do not have recourse to the general credit of the Company.
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
Prior to January 1, 2020, net finance receivables included the customer’s unpaid principal balance (“
UPB
”), accrued interest on interest-bearing accounts, unamortized deferred origination fees and costs, and unearned insurance premiums. The UPB consisted of the unpaid principal balance on interest-bearing accounts and the remaining contractual payments less the unearned amount of pre-computed
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
Allowance for credit losses:
The Financial Accounting Standards Board (the “
FASB
”) issued an accounting update in June 2016 to change the impairment model for estimating credit losses on financial assets. The previous incurred loss impairment model required the recognition of credit losses when it was probable that a loss had been incurred. The incurred loss model was replaced by the CECL model, which requires entities to estimate the lifetime expected credit loss on financial instruments and to record an allowance to offset the amortized cost basis of the financial asset. The CECL model requires earlier recognition of credit losses as compared to the incurred loss approach. The Company adopted this standard effective January 1, 2020.
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
The Company selected a static pool Probability of Default (“
PD
”) / Loss Given Default (“
LGD
”) model to estimate its base allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical static pools of net finance receivables are tracked over the term of the pools to identify the incidences of loss (PDs) and the average severity of losses (LGDs).

To enhance the precision of the allowance for credit loss estimate, the Company evaluates its finance receivable portfolio on a pool basis and segments each pool of finance receivables with similar credit risk characteristics. As part of its evaluation, the Company considers portfolio characteristics such as product type, loan size, loan term, internal or external credit scores, delinquency status, geographical location, and vintage. Based on analysis of historical loss experience, the Company selected the following segmentation: product type, Fair Isaac Corporation (“
FICO
”) score, and delinquency status.
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
Nonaccrual status:
Accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If the account is charged off, the accrued interest income is reversed as a reduction of interest and fee income. Interest received on such loans is accounted for on the cash-basis method, until qualifying for return to accrual. Under the cash-basis, interest income is recorded when the payment is received. Loans resume accruing interest when the past due status is brought below 90 days. The Company made a policy election to not record an allowance for credit losses related to accrued interest because it has nonaccrual and charge-off
policies that result in the timely suspension and reversal of accrued interest.
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
As a result of the adoption of the new credit loss standard on January 1, 2020, through a modified-retrospective approach, the Company recorded an increase to the allowance for credit losses of $60.1 million and a one-time,
cumulative reduction to retained earnings of $45.9 million (net of $14.2 million in taxes). The Company’s allowance for credit losses increased from 5.5% to 10.8% as a percentage of the amortized cost basis on January 1, 2020. The CECL accounting adoption did not result in any changes in the cash flows of the financial assets, did not cause the Company to violate any of its existing debt covenants, and did not inhibit the Company in funding its growth or returning capital to its stockholders.
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
Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses
Net finance receivables for the periods indicated consisted of the following:

In thousands	June 30, 2020	December 31, 2019
Small loans	$380,083	$467,614
Large loans	618,134	632,067
Automobile loans	6,059	9,640
Retail loans	18,359	24,083

Net finance receivables	$1,022,635	$1,133,404

Net finance receivables included net deferred origination fees of $10.1 million and $13.4 million as of June 30, 2020 and December 31, 2019, respectively.
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

Net finance receivables by product, FICO band, and origination year as of June 30, 2020 are as follows:

	Net Finance Receivables by Origination Year
In thousands	2020 (1)	2019	2018	2017	2016	Prior	Total Net Finance Receivables
Small loans:
FICO Band
1	$43,464	$46,503	$5,324	$608	$74	$25	$95,998
2	20,354	22,375	1,872	132	14	5	44,752
3	20,830	23,532	2,090	119	6	4	46,581
4	21,102	25,168	2,034	86	4	1	48,395
5	21,268	27,915	2,346	70	8	—	51,607
6	35,196	53,217	4,232	100	4	1	92,750

Total small loans	$162,214	$198,710	$17,898	$1,115	$110	$36	$380,083

Large loans:
FICO Band
1	$26,495	$41,699	$11,800	$4,783	$991	$519	$86,287
2	15,160	25,011	4,304	1,040	162	134	45,811
3	30,241	58,872	11,528	2,455	116	90	103,302
4	34,292	69,087	12,233	2,754	135	35	118,536
5	29,451	60,841	12,384	2,777	88	17	105,558
6	43,521	91,199	19,944	3,818	134	24	158,640

Total large loans	$179,160	$346,709	$72,193	$17,627	$1,626	$819	$618,134

Automobile loans:
FICO Band
1	$—	$—	$—	$1,331	$1,027	$406	$2,764
2	—	—	—	549	426	129	1,104
3	—	—	—	657	367	73	1,097
4	—	—	—	297	170	67	534
5	—	—	—	105	151	21	277
6	—	—	—	160	120	3	283

Total automobile loans	$—	$—	$—	$3,099	$2,261	$699	$6,059

Retail loans:
FICO Band
1	$638	$1,530	$521	$84	$4	$2	$2,779
2	421	1,181	478	84	1	1	2,166
3	564	1,222	559	89	6	2	2,442
4	954	2,105	1,023	171	2	2	4,257
5	708	1,632	815	166	1	1	3,323
6	667	1,688	871	160	4	2	3,392

Total retail loans	$3,952	$9,358	$4,267	$754	$18	$10	$18,359

Total loans:
FICO Band
1	$70,597	$89,732	$17,645	$6,806	$2,096	$952	$187,828
2	35,935	48,567	6,654	1,805	603	269	93,833
3	51,635	83,626	14,177	3,320	495	169	153,422
4	56,348	96,360	15,290	3,308	311	105	171,722
5	51,427	90,388	15,545	3,118	248	39	160,765
6	79,384	146,104	25,047	4,238	262	30	255,065

Total loans	$345,326	$554,777	$94,358	$22,595	$4,015	$1,564	$1,022,635

(1)	Includes loans originated during the six months ended June 30, 2020.

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	June 30, 2020
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$325,871	85.8%	$551,285	89.2%	$4,744	78.3%	$15,028	81.9%	$896,928	87.8%
1 to 29 days past due	29,747	7.8%	43,189	7.0%	1,024	16.9%	2,212	12.0%	76,172	7.4%

Delinquent accounts
30 to 59 days	6,736	1.7%	8,106	1.2%	80	1.4%	355	2.0%	15,277	1.4%
60 to 89 days	4,790	1.3%	4,675	0.8%	33	0.5%	266	1.4%	9,764	1.0%
90 to 119 days	3,665	1.0%	3,125	0.5%	63	1.0%	161	0.8%	7,014	0.7%
120 to 149 days	4,314	1.1%	3,508	0.6%	79	1.3%	180	1.0%	8,081	0.8%
150 to 179 days	4,960	1.3%	4,246	0.7%	36	0.6%	157	0.9%	9,399	0.9%

Total delinquency	$24,465	6.4%	$23,660	3.8%	$291	4.8%	$1,119	6.1%	$49,535	4.8%

Total net finance receivables	$380,083	100.0%	$618,134	100.0%	$6,059	100.0%	$18,359	100.0%	$1,022,635	100.0%

Net finance receivables in nonaccrual status	$14,155	3.7%	$12,115	2.0%	$222	3.7%	$593	3.2%	$27,085	2.6%

	December 31, 2019
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$377,776	80.7%	$546,414	86.4%	$6,921	71.8%	$18,093	75.1%	$949,204	83.8%
1 to 29 days past due	47,463	10.2%	51,732	8.2%	1,964	20.4%	3,531	14.7%	104,690	9.2%

Delinquent accounts
30 to 59 days	12,702	2.8%	11,480	1.8%	241	2.5%	853	3.6%	25,276	2.2%
60 to 89 days	9,916	2.1%	8,192	1.3%	110	1.1%	563	2.3%	18,781	1.7%
90 to 119 days	7,518	1.6%	5,894	1.0%	129	1.4%	375	1.5%	13,916	1.2%
120 to 149 days	6,584	1.4%	4,588	0.7%	127	1.3%	357	1.5%	11,656	1.0%
150 to 179 days	5,655	1.2%	3,767	0.6%	148	1.5%	311	1.3%	9,881	0.9%

Total delinquency	$42,375	9.1%	$33,921	5.4%	$755	7.8%	$2,459	10.2%	$79,510	7.0%

Total net finance receivables	$467,614	100.0%	$632,067	100.0%	$9,640	100.0%	$24,083	100.0%	$1,133,404	100.0%

Net finance receivables in nonaccrual status	$22,773	4.9%	$17,924	2.8%	$591	6.1%	$1,186	4.9%	$42,474	3.7%

The following table illustrates the impacts to the allowance for credit losses for the periods indicated:

	December 31, 2019	January 1, 2020		Six Months Ended June 30, 2020
In thousands	Pre-CECL Adoption	Impact of Adoption	Post-CECL Adoption	Reserve Build (Release)	Ending Balance
Small loans	$30,588	$24,185	$54,773	$3,432	$58,205
Large loans	29,148	33,550	62,698	16,607	79,305
Automobile loans	820	599	1,419	(259)	1,160
Retail loans	1,644	1,766	3,410	(80)	3,330

Allowance for credit losses	$62,200	$60,100	$122,300	$19,700	$142,000

Allowance for credit losses as a percentage of net finance receivables	5.5%	5.3%	10.8%		13.9%

The allowance for credit losses was $62.2 million, or 5.5% of net finance receivables, as of December 31, 2019. The Company adopted CECL accounting on January 1, 2020, and increased the allowance for credit losses to $122.3 million, or 10.8% of net finance receivables.
In March 2020, the spread of
COVID-19
was declared a pandemic by the World Health Organization. Subsequently, the pandemic was declared a national emergency in the United States and the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a variety of financial aid to a meaningful portion of the Company’s customer base.

During the six months ended June 30, 2020, the Company increased the allowance for credit losses by $19.7 million, which included a $33.4 million reserve related to the economic impact of
COVID-19,
offset by a base reserve release of $13.7 million related to portfolio liquidation. The $0.4 million decrease in the allowance for credit losses during the
three months ended June 30, 2020 included an incremental allowance build of $9.5 million related to the economic impact of
COVID-19,
offset by a base reserve release of $9.9 million related to portfolio liquidation. The ending balance of the allowance for credit losses as a percentage of net finance receivables was

13.9
%

as of June 30, 2020. The Company ran several macroeconomic stress scenarios, and its final forecast included: unemployment peaking at

17.2
% in its footprint in
2020
and declining to
8.6
%
by the end of 2021. The severity of the Company’s macro assumptions remained relatively consistent with the first quarter model, and in the second quarter, the Company extended the assumed duration of elevated unemployment levels. The macro scenario was adjusted for the potential benefits of the government
stimulus measures and internal borrower assistance programs.
The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at April 1, 2020	$62,454	$75,013	$1,247	$3,686	$142,400
Provision for credit losses	11,514	15,513	15	457	27,499
Credit losses	(16,420)	(11,694)	(115)	(845)	(29,074)
Recoveries	657	473	13	32	1,175

Ending balance at June 30, 2020	58,205	79,305	1,160	3,330	142,000
Net finance receivables at June 30, 2020	380,083	618,134	6,059	18,359	1,022,635

Allowance as percentage of net finance receivables at June 30, 2020	15.3%	12.8%	19.1%	18.1%	13.9%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at April 1, 2019	$29,793	$23,217	$1,470	$1,920	$56,400
Provision for credit losses	13,736	10,989	131	858	25,714
Credit losses	(14,993)	(9,550)	(566)	(892)	(26,001)
Recoveries	598	398	58	33	1,087

Ending balance at June 30, 2019	29,134	25,054	1,093	1,919	57,200
Net finance receivables at June 30, 2019	435,467	516,019	15,717	27,777	994,980

Allowance as percentage of net finance receivables at June 30, 2019	6.7%	4.9%	7.0%	6.9%	5.7%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2020	$30,588	$29,148	$820	$1,644	$62,200
Impact of CECL adoption	24,185	33,550	599	1,766	60,100
Provision for credit losses	36,066	39,268	112	1,575	77,021
Credit losses	(33,948)	(23,655)	(426)	(1,725)	(59,754)
Recoveries	1,314	994	55	70	2,433

Ending balance at June 30, 2020	58,205	79,305	1,160	3,330	142,000
Net finance receivables at June 30, 2020	380,083	618,134	6,059	18,359	1,022,635

Allowance as percentage of net finance receivables at June 30, 2020	15.3%	12.8%	19.1%	18.1%	13.9%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2019	$30,759	$23,702	$1,893	$1,946	$58,300
Provision for credit losses	27,691	19,440	240	1,686	49,057
Credit losses	(30,481)	(18,887)	(1,218)	(1,792)	(52,378)
Recoveries	1,165	799	178	79	2,221

Ending balance at June 30, 2019	29,134	25,054	1,093	1,919	57,200
Net finance receivables at June 30, 2019	435,467	516,019	15,717	27,777	994,980

Allowance as percentage of net finance receivables at June 30, 2019	6.7%	4.9%	7.0%	6.9%	5.7%

Note 4. Interest Rate Caps
The Company has interest rate cap contracts with an aggregate notional principal amount of $300.0 million. Each contract contains a strike rate against the one-month
LIBOR (0.16% and 1.76% as of June 30, 2020 and December 31, 2019, respectively). The interest rate caps have maturities of April 2021 ($200.0 million with 3.50% strike rate) and March 2023 ($100.0 million with 1.75% strike rate). When the one-month
LIBOR exceeds the strike rate, the counterparty reimburses the Company for the excess over the strike rate. No payment is required by the Company or the counterparty when the one-month
LIBOR is below the strike rate. The following is a summary of changes in the rate caps:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Balance at beginning of period	$85	$49	$—	$249
Purchases	—	—	114	—
Fair value adjustment included as an increase in interest expense	(33)	(43)	(62)	(243)

Balance at end of period, included in other assets	$52	$6	$52	$6

Note 5. Long-Term Debt
The following is a summary of the Company’s long-term debt as of the periods indicated:

	June 30, 2020			December 31, 2019
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$246,254	$(2,156)	$244,098	$350,818	$(2,504)	$348,314
Revolving warehouse credit facility	26,844	(1,588)	25,256	46,633	(1,875)	44,758
RMIT 2018-1 securitization	150,246	(912)	149,334	150,246	(1,558)	148,688
RMIT 2018-2 securitization	130,349	(1,273)	129,076	130,349	(1,687)	128,662
RMIT 2019-1 securitization	130,172	(1,655)	128,517	130,172	(1,983)	128,189

Total	$683,865	$(7,584)	$676,281	$808,218	$(9,607)	$798,611

Unused amount of revolving credit facilities (subject to borrowing base)	$493,054			$369,271

Senior Revolving Credit Facility:
In September 2019, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $638 million to $640 million and extend the maturity of the facility from June 2020 to September 2022. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (80% of eligible secured finance receivables, 75% of eligible unsecured finance receivables, and 55% of eligible delinquent renewals as of June 30, 2020). As of June 30, 2020, the Company had $153.5 million of eligible borrowing capacity under the facility and held $9.0 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month
LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month
LIBOR rate was 0.16% and 1.76% at June 30, 2020 and December 31, 2019, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark. The Company pays an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility.
Variable Interest Entity Debt:
As part of its overall funding strategy, the Company has transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions, including securitizations. The following debt arrangements are issued by the Company’s wholly-owned, bankruptcy-remote SPEs, which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. The Company is considered to be the primary beneficiary because it has (i) power over the significant activities through its role as servicer of the finance receivables under each debt arrangement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through the Company’s interest in the monthly residual cash flows of the SPEs after each debt is paid.
These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $38.9 million and $39.4 million as of June 30, 2020 and December 31, 2019, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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
Revolving Warehouse Credit Facility:
In October 2019, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“
RMR II
”), amended the credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to April 2021 and April 2022, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. RMR II held $0.3 million in restricted cash reserves as of June 30, 2020 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). The three-month LIBOR was 0.30% and 1.91% at June 30, 2020 and December 31, 2019, respectively. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility.
RMIT
2018-1
Securitization:
In June 2018, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“
RMR III
”), and its indirect wholly-owned SPE, Regional Management Issuance Trust
2018-1
(“
RMIT
2018-1
”), completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT
2018-1.
The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT
2018-1.
The notes h
ad
a revolving period
through
June 2020
and have
a final maturity date in July 2027. RMIT
2018-1
held $1.7 million in restricted cash reserves as of June 30, 2020 to satisfy provisions of the transaction documents. Borrowings under the RMIT
2018-1
securitization bear interest, payable monthly, at a weighted-average rate of 3.93%. Prior to maturity in July 2027, the Company may redeem the notes in full, but not in part, at its option on any remaining note payment date. No payments of principal of the notes were made during the revolving period.
RMIT
2018-2
Securitization:
In December 2018, the Company,
its wholly-owned SP
E
,
RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust
2018-2
(“
RMIT
2018-2
”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT
2018-2.
The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT
2018-2.
The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. RMIT
2018-2
held $1.4 million in restricted cash reserves as of June 30, 2020 to satisfy provisions of the transaction documents. Borrowings under the RMIT
2018-2
securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period.
RMIT
2019-1
Securitization:
In October 2019, the Company
,
its wholly-owned SP
E
,
RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust
2019-1
(“
RMIT
2019-1
”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT
2019-1.
The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT
2019-1.
The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. RMIT
2019-1
held $1.4 million in restricted cash reserves as of June 30, 2020 to satisfy provisions of the transaction documents. Borrowings under the RMIT
2019-1
securitization bear interest, payable monthly, at a weighted-average rate of 3.17%. Prior to maturity in November 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period.

The carrying amounts of consolidated VIE assets and liabilities are as follows:

In thousands	June 30, 2020	December 31, 2019
Assets
Cash	$177	$152
Net finance receivables	451,048	474,340
Allowance for credit losses	(57,879)	(22,015)
Restricted cash	43,729	44,221
Other assets	7	68

Total assets	$437,082	$496,766

Liabilities
Net long-term debt	$432,183	$450,297
Accounts payable and accrued expenses	72	86

Total liabilities	$432,255	$450,383

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At June 30, 2020, the Company was in compliance with all debt covenants.
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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	June 30, 2020		December 31, 2019
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$8,973	$8,973	$2,263	$2,263
Restricted cash	54,423	54,423	54,164	54,164
Level 2 inputs
Interest rate caps	52	52	—	—
Level 3 inputs
Net finance receivables, less unearned insurance premiums and allowance for credit losses	853,619	916,636	1,042,613	1,042,613
Liabilities
Level 3 inputs
Long-term debt	683,865	669,911	808,218	808,218
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
Note 7. Income
Taxes
The Company records interim provisions for income taxes based on an estimated annual effective tax rate. Due to uncertainty surrounding the impacts of
COVID-19,
the Company’s effective tax rate may fluctuate during the year based on the Company’s operating results.
Income tax expense differed from the amount computed by applying the federal income tax rate to total income before income taxes as a result of the following:

	Three Months Ended June 30,
	2020		2019
In thousands	$	%	$	%
Federal tax expense at statutory rate	$2,455	21.0%	$2,320	21.0%
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	1,056	9.0%	347	3.1%
Section 162(m) limitation	739	6.3%	33	0.3%
Excess tax (benefits) deficiencies from share-based awards	72	0.6%	(3)	(0.0)%
Other	(103)	(0.8)%	(20)	(0.2)%

	$4,219	36.1%	$2,677	24.2%

	Six Months Ended June 30,
	2020			2019
In thousands	$	%		$	%
Federal tax expense at statutory rate	$386	21.0%		$4,525	21.0%
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	122	6.6%		655	3.0%
Section 162(m) limitation	74	4.0%		73	0.3%
Excess tax (benefits) deficiencies from share-based awards	118	6.4%		(43)	(0.2	) %
Other	(6)	(0.3	) %	(140)	(0.6	) %

	$694	37.7%		$5,070	23.5%

The increase in effective tax rates for the three and six months ended June 30, 2020 compared to the prior year periods was primarily related to the impact of margin tax within the state of Texas that is based on gross income, rather than net income, and non-deductible executive compensation (including executive transition costs) under Internal Revenue Code Section 162(m) that are not correlated to income before taxes.
The Company receives a tax benefit or deficiency upon the exercise or vesting of share-based awards based on the difference in fair value of the shares at exercise or vesting compared to the grant date fair value that was recognized as share-based compensation expense. Excess tax benefits or deficiencies are recognized in provision for income taxes and impact the Company’s effective income tax rate. The Company recognized excess tax deficiencies for the three and six months ended June 30, 2020 due to the decrease in the fair value of the shares exercised or vested during those periods.

Note 8. Earnings Per Share
The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2020	2019	2020	2019
Numerator:
Net income	$7,470	$8,369	$1,145	$16,477

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,962	11,706	10,929	11,709
Effect of dilutive securities	51	316	201	340

Weighted-average shares adjusted for dilutive securities	11,013	12,022	11,130	12,049

Earnings per share:
Basic	$0.68	$0.71	$0.10	$1.41

Diluted	$0.68	$0.70	$0.10	$1.37

Options to purchase 1.0 million and 0.3 million shares of common stock were outstanding during the three and six months ended June 30, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.
Note 9. Share-Based Compensation
The Company previously adopted the 2007 Management Incentive Plan (the “
2007 Plan
”) and the 2011 Stock Incentive Plan (the “
2011 Plan
”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “
2015 Plan
”), and on April 27, 2017, the stockholders of the Company
re-approved
the 2015 Plan, as amended and restated. As of June 30, 2020, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.55 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of June 30, 2020, there were 0.6 million shares available for grant under the 2015 Plan.
For the three months ended June 30, 2020 and 2019, the Company recorded share-based compensation expense of $1.1 million and $1.2 million, respectively. The Company recorded $2.5 million and $2.2 million in share-based compensation for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, unrecognized share-based compensation expense to be recognized over future periods approximated $7.0 million. This amount will be recognized as expense over a weighted-average period of 2.0 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.
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
Long-term incentive program:
The Company issues
non-qualified
stock options, performance-contingent restricted stock units (“
RSUs
”), cash-settled performance units (“
CSPUs
”), and restricted stock awards (“
RSAs
”) to certain members of senior management under a long-term incentive program (“
LTIP
”). The CSPUs are cash incentive awards, and the associated expense is not based on the market price of the Company’s common stock. Recurring annual grants are made at the discretion of the Board. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSUs and CSPUs that may be earned can range from 0% to 150% of target based on the percentile ranking of the Company’s compound annual growth rate of net income and net income per share
(for the 2018 LTIP and the 2019 LTIP) or the percentile ranking of the Company’s compound annual growth rate of pre-provision net income and pre-provision net income per share (for the 2020 LTIP), in each case compared to a public company peer group over a three-year performance period.
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
Stock
options are subject to various vesting terms, including graded- and cliff-vesting over periods of up to five years
. In addition, stock options vest and become exercisable in full or in part under certain circumstances, including following the occurrence of a change of control (as defined in the option award agreements). Participants who are awarded options must exercise their options within a maximum of ten years
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
The following table summarizes the stock option activity for the six months ended June 30, 2020:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	1,067	$19.61
Granted	124	17.71
Exercised	(22)	17.72
Forfeited	(33)	27.98
Expired	—	—

Options outstanding at June 30, 2020	1,136	$19.20	5.7	$1,112

Options exercisable at June 30, 2020	963	$18.98	5.1	$992

The following table provides additional stock option information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2020	2019	2020	2019
Weighted-average grant date fair value per share	$—	$—	$7.58	$12.07
Intrinsic value of options exercised	$—	$—	$219	$—
Fair value of stock options that vested	$—	$—	$353	$—

Performance-contingent restricted stock units:
Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.
The following table summarizes RSU activity during the six months ended June 30, 2020:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2020	156	$24.57
Granted (target)	67	15.86
Achieved performance adjustment (1)	(2)	19.99
Vested	(66)	19.99
Forfeited	(27)	28.03

Non-vested units at June 30, 2020	128	$21.76

(1)	The 2017 LTIP RSUs were earned and vested at 96.6% of target, as described in greater detail in the Company’s definitive proxy statement filed with the SEC on April 22, 2020.
The following table provides additional RSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per unit amounts	2020	2019	2020	2019
Weighted-average grant date fair value per unit	$15.86	$—	$15.86	$27.89
Fair value of RSUs that vested	$—	$—	$1,314	$916
Restricted stock awards:
The fair value and compensation expense of RSAs are calculated using the Company’s closing stock price on the date of grant.
The following table summarizes RSA activity during the six months ended June 30, 2020:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2020	126	$26.93
Granted	199	19.39
Vested	(44)	25.21
Forfeited	(11)	27.89

Non-vested shares at June 30, 2020	270	$21.60

The following table provides additional RSA information for the periods indicated:

	Three Months Ended June 30,		Six M onths Ended June 30,
In thousands, except per share amounts	2020	2019	2020	2019
Weighted-average grant date fair value per share	$15.58	$24.66	$19.39	$27.20
Fair value of RSAs that vested	$819	$810	$1,121	$918
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
These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 (which was filed with the SEC on March 16, 2020), our Quarterly Report on Form
10-Q
for the fiscal quarter ended March 31, 2020 (which was filed with the SEC on May 8, 2020), and this Quarterly Report on Form
10-Q.
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
and Midwestern United States, serving 393,400 active accounts, as of June 30, 2020. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our multiple channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person
contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our loan portfolio risk, while providing our customers with attractive and easy-to-understand
loan products that serve their varied financial needs.
Our products include small, large, and retail installment loans:

•
Small Loans (
≤
$2,500)
– As of June 30, 2020, we had 247.7 thousand small installment loans outstanding, representing $380.1 million in net finance receivables. This included 102.7 thousand small loan convenience checks, representing $135.3 million in net finance receivables.

•
Large Loans (>$2,500)
– As of June 30, 2020, we had 131.3 thousand large installment loans outstanding, representing $618.1 million in net finance receivables. This included 5.1 thousand large loan convenience checks, representing $14.9 million in net finance receivables.

•	Retail Loans – As of June 30, 2020, we had 13.3 thousand retail purchase loans outstanding, representing $18.4 million in net finance receivables.

•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.
Small and large installment loans are our core loan products and will be the drivers of our future growth. We ceased originating automobile purchase loans in November 2017 to focus on growing our core loan portfolio, but we continue to own and service the automobile loans that we previously originated. As of June 30, 2020, we had 1.1 thousand automobile loans outstanding, representing $6.1 million in net finance receivables. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

Impact of
COVID-19
Pandemic on Outlook
The COVID-19 pandemic has resulted in widespread market volatility and economic uncertainty within the United States. Currently, all of our branch operations are considered an essential business activity, and therefore, we are not experiencing any state-mandated closures at this time. As a result, substantially all of our branches remain open , and our centralized operations also continue to support our customers and our branch network. However, we have experienced temporary closure of some branches due to previous state regulatory mandates and company-initiated quarantine measures. We have also implemented social distancing measures, enhanced sanitation, and supplied personal protective equipment across our branch network. As a result of the economic downturn related to the pandemic, our branches have experienced a decrease in customer traffic and product demand, and for a period of time during March and April of 2020, we temporarily suspended direct mail and digital marketing aimed at customer acquisition. We restarted our marketing campaigns in late April and early May after reviewing our credit models and tightening our underwriting parameters where appropriate. As a result, we experienced a rebound in our direct mail and digital volume in June and a larger increase in July. We ended July with $22.8 million of direct mail and digital originations, nearly double June results and returning to levels last seen in January.
Our confidence in restarting our marketing program is based on our data-driven approach to managing our risk, which is essential, particularly during periods of market volatility. We manage this risk through our custom risk and response scorecards, analysis of early payment activity, and detailed geographic and customer segmentation to ensure that incremental direct mail loan volume is capable of absorbing credit losses at two to three times our historical levels while still providing positive contribution margin. As we originate new loans, we are also reserving for credit losses at the higher stressed reserve rate, which is also reflected in our risk/return models.
Due to
COVID-19,
we do not expect to experience the typical growth in our finance receivable portfolio in the second half of 2020, which will negatively impact our future revenue. In light of the increased unemployment rate within the United States, we also anticipate slowdowns in our loan collections and increased loan defaults. As a result, during the second quarter of 2020, our provision for credit losses was impacted by a $9.5 million increase in the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by
COVID-19.
Combined with the $23.9 million reserve recorded during the first quarter of 2020, we now have $33.4 million reserved for estimated incremental credit losses on customer accounts impacted by
COVID-19.
We proactively adjusted our underwriting criteria in March 2020 to adapt to the new environment and have continued to originate loans with appropriately tightened lending criteria. As we have progressed through the pandemic and acquired additional data, we have continuously updated and sharpened our underwriting standards and have paid close attention to certain geographies and industries that have been most affected by the virus and economic disruption.
We have also specifically tailored our borrower assistance programs during the crisis to help our customers manage their debt obligations and maintain their creditworthiness. To qualify for our borrower assistance programs, we require that our customers remain engaged and active in repaying their loans, including requiring at least one loan payment in the prior two months to qualify for a payment deferral. We are confident that these programs are having their intended effect and, in combination with government stimulus measures, have acted as an important bridge for our customers during the pandemic. Of those customers who entered our payment deferral program in April and May, our peak months, nearly 80% made a subsequent payment through June. Additionally, 87% of customer accounts as of June 30, 2020 had no payment deferrals in the past 12 months and 98% of customer accounts had two payment deferrals or less in the past 12 months. Our contractual delinquency as a percentage of net finance receivables reached a historically low level of 4.8% as of June 30, 2020, down from 6.6% as of March 31, 2020 and 6.3% as of June 30, 2019. However, the long-term success of these programs is unknown at this time. In the near-term, we may experience further changes to the macroeconomic assumptions within our forecast and changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.
We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of June 30, 2020, we had $162.5 million of immediate liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. This represents a $60.2 million improvement in our liquidity position since March 31, 2020. In addition, during the three months ended June 30, 2020, we added $93.5 million of additional borrowing capacity and ended the quarter with $493.1 million of unused capacity on our revolving credit facilities (subject to the borrowing base). Our ample liquidity position is sufficient to carry us through all of 2021 without needing to access the securitization market. In short, we have substantial runway to fund our growth initiatives and to support the fundamental operations of our business.
Due to
stay-at-home
mandates related to
COVID-19,
we are relying more heavily on online operations for customer access and telework for certain of our team members, including our home office and field leadership. We have expanded our capabilities for branch team members to work from home and to provide origination capabilities remotely. We also completed the rollout of a new remote loan closing process across our network in July 2020. This new capability enables our customers to extend and expand their borrowing relationship with us from the comfort and convenience of their home, while allowing us to maintain the same underwriting standards we utilize in our branches. On the digital front, we are building end-to-end
online and mobile origination capabilities for new and existing customers, along with additional digital servicing functionality, including a mobile application. Combined with remote loan closings, we believe that these new omni-channel sales and service capabilities will expand the market reach of our branches, increase our average branch receivables, and improve our revenues and operating efficiencies, while at the same time increasing customer satisfaction.

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
See Part II, Item 1A, “Risk Factors” for an update to our risk factors related to
COVID-19.
Factors Affecting Our Results of Operations
Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:
Quarterly Information and Seasonality
.
Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school,
and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. The CECL accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of loan portfolio liquidation, and larger provisions for credit losses in periods of loan portfolio growth compared to prior years. Consequently, we experience seasonal fluctuations in our operating results and cash needs. However, the decrease in loan originations and increase in borrower assistance programs related to
COVID-19
have impacted our typical seasonal trends for loan volume and delinquency.
Growth in Loan Portfolio.
The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average net finance receivables grew 14.4% from $949.9 million in the first six months of 2019 to $1.1 billion in the first six months of 2020. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened two new branches and consolidated five branches in the first six months of 2019. We opened six new branches and consolidated four branches in the first six months of 2020. We believe that we have the opportunity to add hundreds of additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network in the long term. However, we anticipate branch growth on a scaled back basis for the duration of the
COVID-19
pandemic. Furthermore, due to
COVID-19,
we do not expect to experience the typical growth in our finance receivable portfolio in the second half of 2020, which will negatively impact our future revenue.
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
Asset Quality and Allowance for Credit Losses.
Our results of operations are highly dependent upon the credit quality of our loan portfolio. The credit quality of our loan portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing of the loan portfolio, and respond to changing economic conditions as we grow our loan portfolio. Our allowance for credit losses estimate changed on January 1, 2020, as we adopted the CECL accounting model. See Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for more information on our allowance for credit losses.
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
Interest Rates.
Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of June 30, 2020, we held two interest rate cap contracts with an aggregate notional principal amount of $300.0 million. The interest rate caps have maturities of April 2021 ($200.0 million, 3.50% strike rate) and March 2023 ($100.0 million, 1.75% strike rate). As of June 30, 2020, the one-month
LIBOR was 0.16%. When the
one-month
LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month
LIBOR is below the strike rate. In addition, as described below under “Liquidity and Capital Resources – Financing Arrangements,” the interest rate on a portion of our long-term debt is fixed. As of June 30, 2020, 60.1% of our long-term debt was at a fixed rate.
Operating Costs.
Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our operating expense ratio (annualized general and administrative expenses as a percentage of average net finance receivables) was 16.2% for the first six months of 2020, compared to 16.0% for the first six months of 2019. Our operating expense ratio for the six months ended June 30, 2020 included several non-operating
and
COVID-19
related expenses. The six months ended June 30, 2020 included $3.1 million of executive transitions costs and $0.7 million of system outage costs. We have deferred $2.2 million less in loan origination costs on reduced loan volume, which increased personnel expense for the first six months of 2020, compared to the prior-year period. We have incurred $0.7 million of expenses for
COVID-19
related customer communications, protective supplies, and remote work during the six months ended June 30, 2020. These non-operating
and
COVID-19
related expenses impacted our operating expense ratio by 120 basis points for the six months ended June 30, 2020. Additionally, portfolio liquidation of $110.8 million since December 31, 2019 has put pressure on our operating expense ratio. We expect our operating expense ratio to remain elevated until our net finance receivables return to pre-COVID-19
levels.
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
As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of June 30, 2020, the restricted cash balance for these cash reserves was $10.7 million. The unaffiliated insurance company maintains the reserves for non-life
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
Our occupancy expenses consist primarily of the cost of renting our facilities, all of which are leased, and the utility, depreciation of leasehold improvements and furniture and fixtures, telecommunication, data processing, and other non-personnel
costs associated with operating our business.
Our marketing expenses consist primarily of costs associated with our direct mail campaigns (including postage and costs associated with selecting recipients), digital marketing, maintaining our consumer website, and some local marketing by branches. These costs are expensed as incurred.

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
Results of Operations
The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	2Q 20		2Q 19		YTD 20		YTD 19
In thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$80,067	30.5%	$75,974	31.8%	$167,064	30.8%	$150,296	31.6%
Insurance income, net	7,650	2.9%	5,066	2.1%	13,599	2.5%	9,179	1.9%
Other income	2,133	0.8%	3,234	1.4%	5,261	0.9%	6,547	1.5%

Total revenue	89,850	34.2%	84,274	35.3%	185,924	34.2%	166,022	35.0%

Expenses
Provision for credit losses	27,499	10.5%	25,714	10.8%	77,021	14.2%	49,057	10.3%
Personnel	26,863	10.2%	22,511	9.4%	56,374	10.4%	44,904	9.5%
Occupancy	6,253	2.4%	6,210	2.6%	12,024	2.2%	12,375	2.6%
Marketing	1,438	0.5%	2,261	0.9%	3,124	0.6%	3,912	0.8%
Other	6,971	2.7%	6,761	2.9%	16,246	3.0%	14,735	3.1%

Total general and administrative	41,525	15.8%	37,743	15.8%	87,768	16.2%	75,926	16.0%
Interest expense	9,137	3.4%	9,771	4.1%	19,296	3.5%	19,492	4.2%

Income before income taxes	11,689	4.5%	11,046	4.6%	1,839	0.3%	21,547	4.5%
Income taxes	4,219	1.7%	2,677	1.1%	694	0.1%	5,070	1.0%

Net income	$7,470	2.8%	$8,369	3.5%	$1,145	0.2%	$16,477	3.5%

Information explaining the changes in our results of operations from year-to-year
is provided in the following pages.

The following table summarizes the quarterly trend of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	2Q 19	3Q 19	4Q 19	1Q 20	2Q 20	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$75,974	$83,089	$87,784	$86,997	$80,067	$(6,930)	$4,093
Insurance income, net	5,066	5,087	6,551	5,949	7,650	1,701	2,584
Other income	3,234	3,531	3,649	3,128	2,133	(995)	(1,101)

Total revenue	84,274	91,707	97,984	96,074	89,850	(6,224)	5,576

Expenses
Provision for credit losses	25,714	24,515	26,039	49,522	27,499	22,023	(1,785)
Personnel	22,511	23,791	25,305	29,511	26,863	2,648	(4,352)
Occupancy	6,210	6,367	5,876	5,771	6,253	(482)	(43)
Marketing	2,261	2,397	1,897	1,686	1,438	248	823
Other	6,761	7,612	7,813	9,275	6,971	2,304	(210)

Total general and administrative	37,743	40,167	40,891	46,243	41,525	4,718	(3,782)
Interest expense	9,771	10,348	10,285	10,159	9,137	1,022	634

Income (loss) before income taxes	11,046	16,677	20,769	(9,850)	11,689	21,539	643
Income taxes	2,677	4,105	5,086	(3,525)	4,219	(7,744)	(1,542)

Net income (loss)	$8,369	$12,572	$15,683	$(6,325)	$7,470	$13,795	$(899)

Net income (loss) per common share:
Basic	$0.71	$1.11	$1.44	$(0.58)	$0.68	$1.26	$(0.03)

Diluted	$0.70	$1.08	$1.38	$(0.56)	$0.68	$1.24	$(0.02)

Weighted-average shares outstanding:
Basic	11,706	11,302	10,893	10,897	10,962	(65)	744

Diluted	12,022	11,677	11,327	11,253	11,013	240	1,009

Net interest margin	$74,503	$81,359	$87,699	$85,915	$80,713	$(5,202)	$6,210

Net credit margin	$48,789	$56,844	$61,660	$36,393	$53,214	$16,821	$4,425

	Balance Sheet Quarterly Trend
In thousands	2Q 19	3Q 19	4Q 19	1Q 20	2Q 20	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,019,316	$1,086,172	$1,158,540	$1,078,890	$1,000,225	$(78,665)	$(19,091)

Net finance receivables	$994,980	$1,067,086	$1,133,404	$1,102,285	$1,022,635	$(79,650)	$27,655

Allowance for credit losses	$57,200	$60,900	$62,200	$142,400	$142,000	$(400)	$84,800

Long-term debt	$689,310	$743,835	$808,218	$777,847	$683,865	$(93,982)	$(5,445)

	Other Key Metrics Quarterly Trend
	2Q 19	3Q 19	4Q 19	1Q 20	2Q 20	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	31.8%	32.1%	32.0%	31.0%	30.5%	(0.5)%	(1.3)%

Efficiency ratio (1)	44.8%	43.8%	41.7%	48.1%	46.2%	(1.9)%	1.4%

Operating expense ratio (2)	15.8%	15.5%	14.9%	16.5%	15.8%	(0.7)%	0.0%

30+ contractual delinquency	6.3%	6.5%	7.0%	6.6%	4.8%	(1.8)%	(1.5)%

Net credit loss ratio (3)	10.4%	8.1%	9.0%	10.5%	10.6%	0.1%	0.2%

Book value per share	$24.88	$26.00	$27.49	$22.49	$23.11	$0.62	$(1.77)

(1) Annualized general and administrative expenses as a percentage of total revenue.
(2) Annualized general and administrative expenses as a percentage of average net finance receivables.
(3) Annualized net credit losses as a percentage of average net finance receivables.
Comparison of June 30, 2020, Versus June 30, 2019
The following discussion and table describe the changes in net finance receivables by product type:

•
Small Loans (
≤
$2,500)
– Small loans outstanding decreased by $55.4 million, or 12.7%, to $380.1 million at June 30, 2020, from $435.5 million at June 30, 2019. The decrease was primarily due to reduced loan demand from stay-at-home
policies related to COVID-19 in April and early May of 2020, prudently curtailing our direct mail program during the period, and the general transition of small loan customers to large loans.

•
Large Loans (>$2,500)
– Large loans outstanding increased by $102.1 million, or 19.8%, to $618.1 million at June 30, 2020, from $516.0 million at June 30, 2019. The increase was primarily due to increased marketing and the transition of small loan customers to large loans, slightly offset by reduced loan demand due to
COVID-19.

•
Automobile Loans
– Automobile loans outstanding decreased by $9.7 million, or 61.4%, to $6.1 million at June 30, 2020, from $15.7 million at June 30, 2019. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio.

•	Retail Loans – Retail loans outstanding decreased $9.4 million, or 33.9%, to $18.4 million at June 30, 2020, from $27.8 million at June 30, 2019.

	Net Finance Receivables by Product
In thousands	2Q 20	1Q 20	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	2Q 19	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$380,083	$440,282	$(60,199)	(13.7)%	$435,467	$(55,384)	(12.7)%
Large loans	618,134	632,593	(14,459)	(2.3)%	516,019	102,115	19.8%

Total core loans	998,217	1,072,875	(74,658)	(7.0)%	951,486	46,731	4.9%
Automobile loans	6,059	7,532	(1,473)	(19.6)%	15,717	(9,658)	(61.4)%
Retail loans	18,359	21,878	(3,519)	(16.1)%	27,777	(9,418)	(33.9)%

Total net finance receivables	$1,022,635	$1,102,285	$(79,650)	(7.2)%	$994,980	$27,655	2.8%

Number of branches at period end	368	368	—	0.0%	356	12	3.4%
Average net finance receivables per branch	$2,779	$2,995	$(216)	(7.2)%	$2,795	$(16)	(0.6)%

Comparison of the Three Months Ended June 30, 2020, Versus the Three Months Ended June 30, 2019
Net Income.
Net income decreased $0.9 million, or 10.7%, to $7.5 million during the three months ended June 30, 2020, from $8.4 million during the prior-year period. The decrease was due to an increase in provision for credit losses of $1.8 million, an increase in general and administrative expenses of $3.8 million, and an increase in income taxes of $1.5 million, offset by an increase in revenue of $5.6 million and a decrease in interest expense of $0.6 million.
Revenue.
Total revenue increased $5.6 million, or 6.6%, to $89.9 million during the three months ended June 30, 2020, from $84.3 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income
.
Interest and fee income increased $4.1 million, or 5.4%, to $80.1 million during the three months ended June 30, 2020, from $76.0 million during the prior-year period. The increase was primarily due to a 9.9% increase in average net finance receivables, offset by a 1.3% decrease in average yield.
The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Quarter Ended			Average Yields for the Quarter Ended
In thousands	2Q 20	2Q 19	YoY % Inc (Dec)	2Q 20	2Q 19	YoY Inc (Dec)
Small loans	$404,019	$423,699	(4.6)%	36.2%	38.2%	(2.0)%
Large loans	618,860	484,483	27.7%	27.3%	27.7%	(0.4)%
Automobile loans	6,820	17,972	(62.1)%	14.8%	14.6%	0.2%
Retail loans	20,114	28,786	(30.1)%	18.0%	18.8%	(0.8)%

Total interest and fee yield	$1,049,813	$954,940	9.9%	30.5%	31.8%	(1.3)%

Small loan yields decreased 2.0% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Additionally, small loan yields decreased as a result of fewer origination fees earned as a percentage of average net finance receivables compared to the prior-year period. Large loan yields decreased 0.4% compared to the prior-year period as a result of fewer origination fees earned as a percentage of average net finance receivables. Small net loans originated and large net loans originated decreased $95.2 million and $78.4 million, respectively, during the three months ended June 30, 2020 compared to the prior-year period.
Stay-at-home
policies related to COVID-19 in April and May of 2020 reduced loan demand. In addition, we prudently curtailed our direct mail programs during this period.
We continue to originate new loans with appropriately tightened lending criteria. As economies reopened, net loans originated rebounded from a low of $35.3 million in April to $92.9 million in July. The following tables represent the amount of loan originations and refinancing, net of unearned finance charges:

	2020 Net Loans Origination Trend
In thousands	January	February	March	April	May	June	July
Net loans originated	$76,222	$77,151	$75,872	$35,311	$57,870	$78,971	$92,895

Year-over-year change	(0.2)%	12.0%	2.1%	(64.8)%	(57.7)%	(29.5)%	(26.9)%

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that the large loan portfolio’s percentage of the total portfolio will continue to increase in the future. Over time, this will change our product mix, which will reduce our total interest and fee yield.

	Net Loans Originated
In thousands	2Q 20	1Q 20	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	2Q 19	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$79,265	$120,024	$(40,759)	(34.0)%	$174,440	$(95,175)	(54.6)%
Large loans	90,980	105,648	(14,668)	(13.9)%	169,373	(78,393)	(46.3)%
Retail loans	1,907	3,573	(1,666)	(46.6)%	5,179	(3,272)	(63.2)%

Total net loans originated	$172,152	$229,245	$(57,093)	(24.9)%	$348,992	$(176,840)	(50.7)%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 2Q 20 Compared to 2Q 19 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$(1,879)	$(2,055)	$96	$(3,838)
Large loans	9,297	(403)	(112)	8,782
Automobile loans	(406)	12	(8)	(402)
Retail loans	(409)	(58)	18	(449)
Product mix	945	(639)	(306)	—

Total increase in interest and fee income	$7,548	$(3,143)	$(312)	$4,093

31

The $4.1 million increase in interest and fee income during the three months ended June 30, 2020 from the prior-year period was primarily driven by large loan finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average net finance receivables.
Insurance Income, Net
.
Insurance income, net increased $2.6 million, or 51.0%, to $7.7 million during the three months ended June 30, 2020, from $5.1 million during the prior-year period. Annualized insurance income, net represented 2.9% and 2.1% of average net finance receivables during the three months ended June 30, 2020 and the prior-year period, respectively. During both the three months ended June 30, 2020 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. The largest individual components of direct insurance expenses were life insurance claims and non-file
insurance claims expenses during the three months ended June 30, 2020 and the prior-year period, respectively.
The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Quarter Ended
In thousands	2Q 20	2Q 19	YoY $ B(W)	YoY% B(W)
Earned premiums	$10,145	$8,345	$1,800	21.6%
Claims, reserves, and certain direct expenses	(2,495)	(3,279)	784	23.9%

Insurance income, net	$7,650	$5,066	$2,584	51.0%

Earned premiums increased by $1.8 million and claims, reserves, and certain direct expenses decreased by $0.8 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to loan growth. The decrease in claims, reserves, and certain direct expenses was primarily due to a $0.8 million reduction of non-file
claims expense due to the previously disclosed change in business practice to lower the utilization of non-file
insurance and $0.6 million lower bankruptcy filings by our customers during the three months ended June 30, 2020, offset by a $0.5 million increase in other insurance claims expense.
Other Income
.
Other income decreased $1.1 million, or 34.0%, to $2.1 million during the three months ended June 30, 2020, from $3.2 million during the prior-year period, due to a $0.4 million decrease in late charges as result of low delinquency levels, a $0.3 million decrease in commissions earned from the sale of our auto club product, a $0.2 million decrease in interest income from restricted cash, and waived payment deferral fees of $0.2 million. Late charges of $1.6 million and $2.1 million represented 76.9% and 64.2% of total other income for the three months ended June 30, 2020 and the prior-year period, respectively. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account. Annualized other income represented 0.8% and 1.4% of average net finance receivables during the three months ended June 30, 2020 and the prior-year period, respectively.
Provision for Credit Losses.
Our provision for credit losses increased $1.8 million, or 6.9%, to $27.5 million during the three months ended June 30, 2020, from $25.7 million during the prior-year period. The increase was due to a provision for
COVID-19
credit losses of $9.5 million (see
“COVID-19
Impact” below) and an increase in net credit losses of $3.0 million, offset by a $10.7 million decrease in the allowance for credit losses in the current-year period compared to the prior-year period, primarily due to portfolio liquidation. The annualized provision for credit losses as a percentage of average net finance receivables during the three months ended June 30, 2020 was 10.5%, compared to 10.8% during the prior-year period. The three months ended June 30, 2020 included a 3.6% impact from the increase in provision for credit losses related to
COVID-19.
The increase in the provision for credit losses is explained in greater detail below.
Allowance for Credit Losses
.
The following table illustrates the impacts to the allowance for credit losses and the related allowance as a percentage of net finance receivables for the periods indicated:

	Allowance for Credit Losses 2Q 20
In thousands	$	%
Beginning balance	$142,400	12.9%
Reserve build for COVID-19	9,500
Reserve release for portfolio liquidation	(9,900)

Ending balance	$142,000	13.9%

Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of June 30, 2020, which incorporated the potential impact that the COVID-19 pandemic could have on the U.S. economy. Our forecast utilized economic projections from a major rating service and considered several macroeconomic stress scenarios. Our final forecast included unemployment peaking at 17.2% in our footprint in 2020 and declining to 8.6% by the end of 2021. The severity of our macro assumptions remained relatively consistent with the first quarter model, and in the second quarter, we extended the assumed duration of elevated unemployment levels. The macroeconomic scenario was adjusted for the potential benefits of government stimulus measures and internal borrower assistance programs. During the three months ended June 30, 2020, our provision for credit losses included a $9.5 million increase in the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by COVID-19, offset by a $9.9 million decrease in the allowance, primarily due to portfolio liquidation. Combined with the $23.9 million reserve recorded during the three months ended March 31, 2020, we now have $33.4 million reserved for estimated incremental credit losses on customer accounts impacted by COVID-19. We ended the second quarter of 2020 with an allowance for credit losses of $142.0 million, or 13.9% of net finance receivables, inclusive of $33.4 million of COVID-19 related reserves, or 3.3% of net finance receivables.
Net Credit Losses.
Net credit losses increased $3.0 million, or 12.0%, to $27.9 million during the three months ended June 30, 2020, from $24.9 million during the prior-year period. The increase was primarily due to a $94.9 million increase in average net finance receivables over the prior-year period.
Annualized net credit losses as a percentage of average net finance receivables were 10.6% during the three months ended June 30, 2020, compared to 10.4% during the prior-year period. The net credit loss ratio during the three months ended June 30, 2020 was negatively impacted by the denominator effect of $79.7 million of portfolio liquidation during the period. The prior-year period included a 0.6% impact from $1.4 million in net credit losses resulting from a hurricane in 2018.

Delinquency Performance.
Our contractual delinquency as a percentage of net finance receivables improved to 4.8% as of June 30, 2020 from 6.3% as of June 30, 2019. We proactively adjusted our underwriting criteria in March to adapt to the new environment and have continued to originate loans with appropriately tightened lending criteria. As we have progressed through the pandemic and acquired additional data, we have continuously updated and sharpened our underwriting standards and have paid close attention to certain geographies and industries that have been most affected by the virus and economic disruption.
We have also specifically tailored our borrower assistance programs during the crisis to help our customers manage their debt obligations and maintain their creditworthiness. To qualify for our borrower assistance programs, we require that our customers remain engaged and active in repaying their loans, including requiring at least one loan payment in the prior two months to qualify for a payment deferral.
In June 2020, 2.3% of our customer accounts were renewed or deferred under our borrower assistance programs, down from a peak of 5.8% in April 2020 and in line with the average of 2.2% over the 12 months preceding the pandemic. In July 2020, borrower assistance program usage declined further to 2.1%. We are confident that these programs are having their intended effect and, in combination with government stimulus measures, have acted as an important bridge for our customers during the pandemic. Of those customers who entered our payment deferral program in April and May 2020, our peak months, 80% made a subsequent payment through June 2020. Additionally, 87% of customer accounts as of June 30, 2020 had no payment deferrals in the past 12 months and 98% of customer accounts had two payment deferrals or less in the past 12 months.

	2020 Delinquency and Borrower Assistance Trend
In thousands	January	February	March	April	May	June	July
30+ day delinquency	$84,545	$79,480	$72,357	$57,311	$51,472	$49,535	$46,320

30+ day delinquency	7.5%	7.1%	6.6%	5.4%	5.0%	4.8%	4.5%

Borrower assistance program usage (1)	2.3%	2.2%	2.3%	5.8%	3.1%	2.3%	2.1%

(1)	Percentage of customer accounts that utilized borrower assistance programs during the month.
The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	2Q 20		2Q 19
Current	$896,928	87.8%	$825,726	83.0%
1 to 29 days past due	76,172	7.4%	106,708	10.7%

Delinquent accounts:
30 to 59 days	15,277	1.4%	22,207	2.3%
60 to 89 days	9,764	1.0%	14,039	1.4%
90 to 119 days	7,014	0.7%	10,018	1.0%
120 to 149 days	8,081	0.8%	8,128	0.8%
150 to 179 days	9,399	0.9%	8,154	0.8%

Total contractual delinquency	$49,535	4.8%	$62,546	6.3%

Total net finance receivables	$1,022,635	100.0%	$994,980	100.0%

	Contractual Delinquency by Product
In thousands	2Q 20		2Q 19
Small loans	$24,465	6.4%	$33,368	7.7%
Large loans	23,660	3.8%	25,699	5.0%
Automobile loans	291	4.8%	1,294	8.2%
Retail loans	1,119	6.1%	2,185	7.9%

Total contractual delinquency	$49,535	4.8%	$62,546	6.3%

General and Administrative Expenses.
Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $3.8 million, or 10.0%, to $41.5 million during the three months ended June 30, 2020, from $37.7 million during the prior-year period. Our operating expense ratio remained constant at 15.8% during the three months ended June 30, 2020 and the prior-year period. We have deferred $2.0 million less in loan origination costs on reduced loan volume, which increased personnel expense for the three months ended June 30, 2020, compared to the prior-year period. We have incurred $0.6 million of expenses for COVID-19 related customer communications and protective measures in our branches. The reduced deferred loan origination costs and direct COVID-19 related expenses impacted our operating expense ratio by 100 basis points for the three months ended June 30, 2020. Additionally, portfolio liquidation of $110.8 million since December 31, 2019 has put pressure on our operating expense ratio. We expect our operating expense ratio to remain elevated until our net finance receivables return to pre-COVID levels. The absolute dollar increases in general and administrative expenses are explained in detail below.
Personnel.
The largest component of general and administrative expenses is personnel expense, which increased $4.4 million, or 19.3%, to $26.9 million during the three months ended June 30, 2020, from $22.5 million during the prior-year period. Labor expense increased $2.2 million primarily due to added headcount in our branches and home office to effectively service average net finance receivables growth of 9.9% that has occurred since June 30, 2019. Additionally, capitalized loan origination costs, which reduce personnel expenses, decreased by $2.0 million compared to the prior-year period due to fewer net loans originated. Personnel expenses related to our 12 net new branches that have opened since the prior-year period contributed to a $0.5 million increase compared to the prior-year period.
Occupancy.
Occupancy expenses increased to $6.3 million during the three months ended June 30, 2020, from $6.2 million during the prior-year period. During the three months ended June 30, 2020, expenses increased due to the $0.3 million impact of our 12 net new branches that opened since the prior-year period and $0.2 million of COVID-19 related expenses. These expense increases were offset by a $0.5 million decrease in telecommunication expenses as a result of our cost management actions.
Marketing.
Marketing expenses decreased $0.8 million, or 36.4%, to $1.4 million during the three months ended June 30, 2020, from $2.3 million during the prior-year period. The decrease was primarily due to decreased activity in our digital and direct mail campaigns as we temporarily paused direct mail and digital marketing in March and April 2020. We restarted our marketing campaigns in late April 2020 and early May 2020 after reviewing our credit models and tightening our underwriting parameters where appropriate. As a result, we experienced a rebound in our direct mail and digital volume in June and a larger increase in July. We ended July with $22.8 million of direct mail and digital originations, nearly double June results and returning to levels last seen in January.

Our confidence in restarting our marketing program is based on our data-driven approach to managing our risk, which is essential, particularly during periods of market volatility. We manage this risk through our custom risk and response scorecards, analysis of early payment activity, and detailed geographic and customer segmentation to ensure that incremental direct mail loan volume is capable of absorbing credit losses at two to three times our historical levels while still providing positive contribution margin. As a result, we will increase our marketing spend in the second half of this year, a partial shift in spend from earlier this year when we paused our mailing program. As we originate new loans, we are also reserving for credit losses at the higher stressed reserve rate, which is also reflected in our risk/return models.
Other Expenses.
Other expenses increased $0.2 million, or 3.1%, to $7.0 million during the three months ended June 30, 2020, from $6.8 million during the prior-year period. We incurred $0.4 million of
COVID-19
related expenses during the three months ended June 30, 2020. We frequently experience increases in other expenses, including legal and settlement expenses, external fraud, collections expense, bank fees, and certain professional expenses, as we grow our loan portfolio and expand our market footprint.
Interest Expense.
Interest expense on long-term debt decreased $0.6 million, or 6.5%, to $9.1 million during the three months ended June 30, 2020, from $9.8 million during the prior-year period. The decrease was primarily due to a decrease in our average cost of debt, offset by an increase in the average balance of our long-term debt facilities from finance receivable growth. The annualized average cost of our total long-term debt decreased 0.97% to 5.06% during the three months ended June 30, 2020, from 6.03% during the prior-year period, primarily reflecting the lower rate environment.
Income Taxes.
Income taxes increased $1.5 million, or 57.6%, to $4.2 million during the three months ended June 30, 2020, from $2.7 million during the prior-year period. The increase was primarily due to an increase in the effective tax rate and an increase in income before taxes of $0.6 million. Our effective tax rates were 36.1% and 24.2% for the three months ended June 30, 2020 and the prior-year period, respectively. The increase in effective tax rate for the three months ended June 30, 2020 compared to the prior year period was primarily related to the impact of margin tax within the state of Texas that is based on gross income, rather than net income, and non-deductible executive compensation (including executive transition costs) under Internal Revenue Code Section 162(m) that is not correlated to income before taxes.
Comparison of the Six Months Ended June 30, 2020, Versus the Six Months Ended June 30, 2019
Net Income.
Net income decreased $15.3 million, or 93.1%, to $1.1 million during the six months ended June 30, 2020, from $16.5 million during the prior-year period. The decrease was due to an increase in provision for credit losses of $28.0 million and an increase in general and administrative expenses of $11.8 million, offset by an increase in revenue of $19.9 million, a decrease in interest expense of $0.2 million, and a decrease in income taxes of $4.4 million.
Revenue.
Total revenue increased $19.9 million, or 12.0%, to $185.9 million during the six months ended June 30, 2020, from $166.0 million during the prior-year period. The components of revenue are explained in greater detail below.
Interest and Fee Income
.
Interest and fee income increased $16.8 million, or 11.2%, to $167.1 million during the six months ended June 30, 2020, from $150.3 million during the prior-year period. The increase was primarily due to a 14.4% increase in average net finance receivables, offset by a 0.8% decrease in average yield.
The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Six Months Ended			Average Yields for the Six Months Ended
In thousands	YTD 20	YTD 19	YoY % Inc (Dec)	YTD 20	YTD 19	YoY % Inc (Dec)
Small loans	$431,076	$431,253	0.0%	36.5%	38.0%	(1.5)%
Large loans	626,185	468,600	33.6%	27.4%	27.4%	0.0%
Automobile loans	7,719	20,611	(62.5)%	14.1%	14.7%	(0.6)%
Retail loans	21,585	29,415	(26.6)%	17.9%	18.7%	(0.8)%

Total interest and fee yield	$1,086,565	$949,879	14.4%	30.8%	31.6%	(0.8)%

Small loan yields decreased 1.5% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Additionally, small loan yields decreased as a result of fewer origination fees earned as a percentage of average net finance receivables compared to the prior-year period. Large loan yields remained constant at 27.4% due to adjusted pricing that reflects current market conditions, offset by fewer origination fees earned as a percentage of average net finance receivables. Small net loans originated and large net loans originated decreased $104.4 million and $56.8 million, respectively, during the six months ended June 30, 2020 compared to the prior-year period. Stay-at-home policies related to COVID-19 in April and May of 2020 reduced loan demand. In addition, we prudently curtailed our direct mail programs during this period.
We continue to originate new loans with appropriately tightened lending criteria. As economies reopened, net loans originated rebounded from a low of $35.3 million in April to $92.9 million in July. The following tables represent the amount of loan originations and refinancing, net of unearned finance charges:

	2020 Net Loans Origination Trend
In thousands	January	February	March	April	May	June	July
Net loans originated	$76,222	$77,151	$75,872	$35,311	$57,870	$78,971	$92,895

Year-over-year change	(0.2)%	12.0%	2.1%	(64.8)%	(57.7)%	(29.5)%	(26.9)%

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that the large loan portfolio’s percentage of the total portfolio will continue to increase in the future. Over time, this will change our product mix, which will reduce our total interest and fee yield.

	Net Loans Originated
In thousands	YTD 20	YTD 19	YTD $ Inc (Dec)	YTD% Inc (Dec)
Small loans	$199,289	$303,685	$(104,396)	(34.4)%
Large loans	196,628	253,441	(56,813)	(22.4)%
Retail loans	5,480	11,376	(5,896)	(51.8)%

Total net loans originated	$401,397	$568,502	$(167,105)	(29.4)%

The following table summarizes the components of interest and fee income:

	Components of Increase in Interest and Fee Income YTD 20 Compared to YTD 19 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$(34)	$(3,163)	$2	$(3,195)
Large loans	21,580	129	43	21,752
Automobile loans	(949)	(64)	40	(973)
Retail loans	(733)	(114)	31	(816)
Product mix	1,763	(1,036)	(727)	—

Total increase in interest and fee income	$21,627	$(4,248)	$(611)	$16,768

The $16.8 million increase in interest and fee income during the six months ended June 30, 2020 from the prior-year period was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average net finance receivables.
Insurance Income, Net
.
Insurance income, net increased $4.4 million, or 48.2%, to $13.6 million during the six months ended June 30, 2020, from $9.2 million during the prior-year period. Annualized insurance income, net represented 2.5% and 1.9% of average net finance receivables during the six months ended June 30, 2020 and the prior-year period, respectively. The largest individual components of direct insurance expenses were life insurance claims and non-file
insurance claims expenses during the six months ended June 30, 2020 and the prior-year period, respectively.
The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses
In thousands	YTD 20	YTD 19	YoY $ B(W)	YoY% B(W)
Earned premiums	$20,665	$16,294	$4,371	26.8%
Claims, reserves, and certain direct expenses	(7,066)	(7,115)	49	0.7%

Insurance income, net	$13,599	$9,179	$4,420	48.2%

Earned premiums increased by $4.4 million compared to the prior-year period and claims, reserves, and certain direct expenses were $7.1 million in both periods. The increase in earned premiums was primarily due to loan growth. Claims, reserves, and certain direct expenses were impacted by a $1.8 million reduction of non-file claims expense from the previously disclosed change in business practice to lower the utilization of non-file insurance and a $0.8 million decrease in non-file reserves due to less bankruptcy filings by our customers during the six months ended June 30, 2020, offset by a $1.4 million increase in unemployment insurance claims reserve and a $1.2 million increase in other insurance claims expense.
Other Income
.
Other income decreased $1.3 million, or 19.6%, to $5.3 million during the six months ended June 30, 2020, from $6.5 million during the prior-year period, due to a $0.6 million decrease in late charges as a result of low delinquency levels, a $0.3 million decrease in commissions earned from the sale of our auto club product, a $0.3 million decrease in interest income from restricted cash, and waived payment deferral fees of $0.1 million. Late charges of $3.8 million and $4.4 million represented 72.2% and 67.6% of total other income for the six months ended June 30, 2020 and the prior-year period, respectively. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account. Annualized other income represented 0.9% and 1.5% of average net finance receivables during the six months ended June 30, 2020 and the prior-year period, respectively.
Provision for Credit Losses.
Our provision for credit losses increased $28.0 million, or 57.0%, to $77.0 million during the six months ended June 30, 2020, from $49.1 million during the prior-year period. The increase was due to a provision for credit losses related to COVID-19 of $33.4 million (see “COVID-19 Impact” below) and an increase in net credit losses of $7.2 million, offset by a $12.6 million release of allowance for credit losses in the current-year period compared to the prior-year period, primarily due to portfolio liquidation. The annualized provision for credit losses as a percentage of average net finance receivables during the six months ended June 30, 2020 was 14.2%, compared to 10.3% during the prior-year period. The six months ended June 30, 2020 included a 6.1% impact from the increase in provision for credit losses related to COVID-19.
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
The following table illustrates the impacts to the allowance for credit losses and the related allowance as a percentage of net finance receivables for the periods indicated:

	Allowance for Credit Losses YTD 20
In thousands	$	%

Pre-CECL adoption	$62,200	5.5%
Impact of adoption	60,100	5.3%

Post-CECL adoption	122,300	10.8%
Reserve build for COVID-19	33,400
Reserve release for portfolio liquidation	(13,700)

Ending balance	$142,000	13.9%

Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of June 30, 2020, which incorporated the potential impact that the
COVID-19
pandemic could have on the U.S. economy. Our forecast utilized economic projections from a major rating service and considered several macroeconomic stress scenarios. Our final forecast included unemployment peaking at 17.2% in our footprint in 2020 and declining to 8.6% by the end of 2021. The severity of our macro assumptions remained relatively consistent with the first quarter model, and in the second quarter, we extended the assumed duration of elevated unemployment levels. The macroeconomic scenario was adjusted for the potential benefits of the government stimulus measures and internal borrower assistance programs. During the six months ended June 30, 2020, our provision for credit losses was impacted by a $33.4 million increase in the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by
COVID-19,
offset by a $13.7 million decrease in the allowance for credit losses, primarily due to portfolio liquidation. As of June 30, 2020, our allowance for credit losses as a percentage of net finance receivables of 13.9% included 3.3% related to the $33.4 million impact from
COVID-19.
Net Credit Losses.
Net credit losses increased $7.2 million, or 14.3%, to $57.3 million during the six months ended June 30, 2020, from $50.2 million during the prior-year period. The increase was primarily due to a $136.7 million increase in average net finance receivables over the prior-year period.
Annualized net credit losses as a percentage of average net finance receivables remained constant at 10.6% during the six months ended June 30, 2020 and the prior-year period. The net credit loss ratio during the six months ended June 30, 2020 was negative impacted by the denominator effect of $110.8 million of portfolio liquidation during the period. The six months ended June 30, 2020 also included a 0.1% impact from the $0.7 million of net credit losses that were a result of the system outage. The six months ended June 30, 2019 included a 0.5% impact from the $2.3 million in net credit losses resulting from the 2018 hurricane.
General and Administrative Expenses.
Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $11.8 million, or 15.6%, to $87.8 million during the six months ended June 30, 2020, from $75.9 million during the prior-year period. Our operating expense ratio increased to 16.2% during the six months ended June 30, 2020, from 16.0% during the prior-year period. Our operating expense ratio for the six months ended June 30, 2020 included several non-operating and COVID-19 related expenses. The six months ended June 30, 2020 included $3.1 million of executive transitions costs and $0.7 million of system outage costs. We have deferred $2.2 million less in loan origination costs on reduced loan volume, which increased personnel expense for the first six months of 2020, compared to the first six months of 2019. We have incurred $0.7 million of expenses for COVID-19 related customer communications and protective measures in our branches. These increased non-operating costs, reduced deferred loan origination costs, and direct COVID-19 related expenses impacted our operating expense ratio by 120 basis points for the first six months of 2020. Additionally, portfolio liquidation of $110.8 million since December 31, 2019 has put pressure on our operating expense ratio. We expect our operating expense ratio to remain elevated until our net finance receivables return to pre-COVID levels. The absolute dollar increase in general and administrative expenses is explained in greater detail below.
Personnel.
The largest component of general and administrative expenses is personnel expense, which increased $11.5 million, or 25.5%, to $56.4 million during the six months ended June 30, 2020, from $44.9 million during the prior-year period. Labor expense increased $4.0 million primarily due to added headcount in our branches and home office to effectively service average net finance receivables growth of 14.4% that has occurred since June 30, 2019. Personnel costs increased $3.0 million compared to the prior-year period due to executive transition costs. Capitalized loan origination costs, which reduce personnel expenses, decreased by $2.2 million compared to the prior-year period due to fewer net loans originated. Additional increases include $0.8 million of personnel costs related to our 12 net new branches that opened since the prior-year period, operations incentive costs of $0.6 million, corporate incentive costs of $0.4 million, and employee relocation costs of $0.3 million.

Occupancy.
Occupancy expenses decreased $0.4 million, or 2.8%, to $12.0 million during the six months ended June 30, 2020, from $12.4 million during the prior-year period. The decrease was primarily due to a $1.0 million decrease in our telecommunication expenses, offset by the $0.4 million impact of our 12 net new branches that opened since the prior-year period and $0.2 million of
COVID-19
related expenses. Our telecommunication expenses decreased during the six months ended June 30, 2020, compared to the prior-year period as a result of our cost management actions.
Marketing.
Marketing expenses decreased $0.8 million, or 20.1%, to $3.1 million during the six months ended June 30, 2020, from $3.9 million during the prior-year period. The decrease was primarily due to decreased activity in our digital and direct mail campaigns as we temporarily paused direct mail and digital marketing aimed at customer acquisition in March and April 2020. We restarted our marketing campaigns in late April and early May 2020 after reviewing our credit models and tightening our underwriting parameters where appropriate. As a result, we experienced a rebound in our direct mail and digital volume in June and a larger increase in July. We ended July with $22.8 million of direct mail and digital originations, nearly double June results and returning to levels last seen in January.
Our confidence in restarting our marketing program is based on our data-driven approach to managing our risk, which is essential, particularly during periods of market volatility. We manage this risk through our custom risk and response scorecards, analysis of early payment activity, and detailed geographic and customer segmentation to ensure that incremental direct mail loan volume is capable of absorbing credit losses at two to three times our historical levels while still providing positive contribution margin. As a result, we will increase our marketing spend in the second half of this year, a partial shift in spend from earlier this year when we paused our mailing program. As we originate new loans, we are also reserving for credit losses at the higher stressed reserve rate, which is also reflected in our risk/return models.
Other Expenses.
Other expenses increased $1.5 million, or 10.3%, to $16.2 million during the six months ended June 30, 2020, from $14.7 million during the prior-year period. We incurred $0.4 million of COVID-19 related expenses during the six months ended June 30, 2020. We frequently experience increases in other expenses, including legal and settlement expenses, external fraud, collections expense, bank fees, and certain professional expenses, as we grow our loan portfolio and expand our market footprint.
Interest Expense.
Interest expense on long-term debt decreased $0.2 million, or 1.0%, to $19.3 million during the six months ended June 30, 2020, from $19.5 million during the prior-year period. The decrease was primarily due to a decrease in our average cost of debt, offset by an increase in the average balance of our long-term debt facilities from finance receivable growth. The annualized cost of our total long-term debt decreased 0.90% to 5.14% during the six months ended June 30, 2020, from 6.04% during the prior-year period, primarily reflecting the lower rate environment.
Income Taxes.
Income taxes decreased $4.4 million, or 86.3%, to $0.7 million during the six months ended June 30, 2020, from $5.1 million during the prior-year period. The decrease was primarily due to a decrease in income before income taxes of $19.7 million. Our effective tax rates were 37.7% and 23.5% for the six months ended June 30, 2020 and the prior-year period, respectively. The increase in effective tax rate for the six months ended June 30, 2020 compared to the prior year period was primarily related to the impact of margin tax within the state of Texas that is based on gross income, rather than net income, and non-deductible executive compensation (including executive transition costs) under Internal Revenue Code Section 162(m) that is not correlated to income before taxes.
We receive a tax benefit or deficiency upon the exercise or vesting of share-based awards based on the difference in fair value of the shares at exercise or vesting compared to the grant date fair value that was recognized as share-based compensation expense. Excess tax benefits or deficiencies are recognized in provision for income taxes and impact our effective income tax rate. We recognized excess tax deficiencies for the six months ended June 30, 2020 due to the decrease in the fair value of the shares exercised or vested during those periods.
Liquidity and Capital Resources
Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. In connection with our plans to improve our technology and digital infrastructure and to expand our branch network in future years, we expect to incur approximately $11.0 million to $14.0 million of expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facility, and asset-backed securitization transactions, all of which are described below. We had a funded debt-to-equity
ratio (long-term debt divided by total stockholders’ equity) of 2.6 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 26.0% as of June 30, 2020.
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
From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving periods of our warehouse credit facility and RMIT
2018-2
and RMIT
2019-1
securitizations (each as described below) end in April 2021, December 2020, and October 2021, respectively. The revolving period of our RMIT
2018-1
securitization (as described below) ended in June 2020. There can be no assurance that we will be able to secure an extension of the warehouse credit facility or close additional securitization transactions if and when needed in the future. We are continuing to seek ways to diversify our long-term funding sources.
Cash Flow.
Operating Activities.
Net cash provided by operating activities during the six months ended June 30, 2020 was $84.1 million, compared to $66.6 million provided by operating activities during the prior-year period, a net increase of $17.5 million. The increase was primarily due to the growth in our business described above, which produced an increase in net income, before provision for credit losses.

Investing Activities.
Investing activities consist of originations and purchases of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash provided by investing activities was $48.8 million, an increase of $143.5 million compared to net cash used in investing activities of $94.7 million during the prior-year period. The increase in cash provided was primarily due to decreased net originations of finance receivables.
Financing Activities.
Financing activities consist of borrowings and payments on our outstanding indebtedness. During the six months ended June 30, 2020, net cash used in financing activities was $125.9 million, an increase of $146.4 million compared to net cash provided by financing activities of $20.5 million during the prior-year period. The increase in cash used was primarily a result of an increase in net payments on debt instruments of $153.2 million, and a $0.4 increase in debt issuance costs and taxes, offset by a $7.1 million decrease in the repurchase of common stock.
Financing Arrangements.
Senior Revolving Credit Facility.
In September 2019, we amended and restated our senior revolving credit facility to, among other things, increase the availability under the facility from $638 million to $640 million and extend the maturity of the facility from June 2020 to September 2022. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (80% of eligible secured finance receivables, 75% of eligible unsecured finance receivables, and 55% of eligible delinquent renewals as of June 30, 2020). As of June 30, 2020, we had $153.5 million of eligible borrowing capacity under the facility and held $9.0 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month
LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month
LIBOR rate was 0.16% and 1.76% at June 30, 2020 and December 31, 2019, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. We pay an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility.
Our long-term debt under the senior revolving credit facility was $246.3 million as of June 30, 2020. In advance of its September 2022 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.
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
These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $38.9 million and $39.4 million as of June 30, 2020 and December 31, 2019, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation. Distributions from the SPEs to us are permitted under the debt arrangements.
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

Revolving Warehouse Credit Facility.
In October 2019, we and our wholly-owned SPE, RMR II, amended the credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to April 2021 and April 2022, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). The three-month LIBOR was 0.30% and 1.91% at June 30, 2020 and December 31, 2019, respectively. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. As of June 30, 2020, our long-term debt under the credit facility was $26.8 million.
RMIT
2018-1
Securitization.
In June 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT
2018-1,
completed a private offering and sale of $150 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT
2018-1.
The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT
2018-1.
The notes had a revolving period through June 2020 and have a final maturity date in July 2027. Borrowings under the RMIT
2018-1
securitization bear interest, payable monthly, at a weighted-average rate of 3.93%. Prior to maturity in July 2027, we may redeem the notes in full, but not in part, at our option on any remaining note payment date. No payments of principal of the notes were made during the revolving period. As of June 30, 2020, our long-term debt under the securitization was $150.2 million.
RMIT
2018-2
Securitization.
In December 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT
2018-2,
completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT
2018-2.
The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT
2018-2.
The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. Borrowings under the RMIT
2018-2
securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period. As of June 30, 2020, our long-term debt under the securitization was $130.3 million.
RMIT
2019-1
Securitization.
In October 2019, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT
2019-1,
completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT
2019-1.
The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT
2019-1.
The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. Borrowings under the RMIT
2019-1
securitization bear interest, payable monthly, at a weighted-average rate of 3.17%. Prior to maturity in November 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period. As of June 30, 2020, our long-term debt under the securitization was $130.2 million.
Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At June 30, 2020, we were in compliance with all debt covenants.
We expect that the LIBOR reference rate will be phased out by the end of 2021. Both our senior revolving credit facility and revolving warehouse credit facility use LIBOR as a benchmark in determining the cost of funds borrowed. Our senior revolving credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. We plan to work with our banking partners to modify our credit agreements and interest rate caps to contemplate the cessation of the LIBOR reference rate. We will also work to identify a replacement rate to LIBOR and look to adjust the pricing structure of our facilities as needed.
Restricted Cash Reserve Accounts.
Revolving Warehouse Credit Facility.
The credit agreement governing the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the eligible pool balance of the facility. As of June 30, 2020, the warehouse facility cash reserve requirement totaled $0.3 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $2.0 million as of June 30, 2020.
RMIT
2018-1
Securitization.
As required under the transaction documents governing the RMIT
2018-1
securitization, we deposited $1.7 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $13.5 million as of June 30, 2020.

RMIT
2018-2
Securitization.
As required under the transaction documents governing the RMIT
2018-2
securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $11.1 million as of June 30, 2020.
RMIT
2019-1
Securitization.
As required under the transaction documents governing the RMIT
2019-1
securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $12.3 million as of June 30, 2020.
RMC Reinsurance.
Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of June 30, 2020, cash reserves for reinsurance were $10.7 million.
Interest Rate Caps.
As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of June 30, 2020, we held two interest rate cap contracts with an aggregate notional principal amount of $300.0 million. The interest rate caps have maturities of April 2021 ($200.0 million, 3.50% strike rate) and March 2023 ($100.0 million, 1.75% strike rate). As of June 30, 2020, the one-month
LIBOR was 0.16%. When the
one-month
LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month
LIBOR is below the strike rate.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost, except for interest rate caps, which are carried at fair value. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that the effects of inflation, if any, on our results of operations and financial condition have been immaterial.
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
Allowance for Credit Losses.
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
We selected a static pool Probability of Default (“
PD
”) / Loss Given Default (“
LGD
”) model to estimate our base allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical static pools of net finance receivables are tracked over the term of the pools to identify the incidences of loss (PDs) and the average severity of losses (LGDs).
To enhance the precision of the allowance for credit loss estimate, we evaluate our finance receivable portfolio on a pool basis and segment each pool of finance receivables with similar credit risk characteristics. As part of our evaluation, we consider loan portfolio characteristics such as product type, loan size, loan term, internal or external credit scores, delinquency status, geographical location, and vintage. Based on analysis of historical loss experience, we selected the following segmentation: product type, FICO score, and delinquency status.
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
Reasonable and supportable macroeconomic forecasts are required for our allowance for credit loss model. We engaged a major rating service to assist with compiling a reasonable and supportable forecast. We review macroeconomic forecasts to use in our allowance for credit losses. We adjust the historical loss experience by relevant qualitative factors for these expectations. We do not require reversion adjustments, as the expected lives of our loan portfolio are shorter than our available forecast periods.
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
We also are exposed to changes in interest rates as a result of certain borrowing activities. As of June 30, 2020, the interest rates on 60.1% of our long-term debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At June 30, 2020, the balances of the senior revolving credit facility and the revolving warehouse credit facility were $246.3 million and $26.8 million, respectively.
Borrowings under the senior revolving credit facility bear interest, payable monthly, at rates equal to one-month
LIBOR, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Borrowings under the revolving warehouse credit facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). As of June 30, 2020, the LIBOR rates under the senior revolving credit facility and the revolving warehouse credit facility were 0.16% and 0.30%, respectively.
We have purchased interest rate caps to manage the risk associated with an aggregate notional $300.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month
LIBOR and reimburse us for the difference when the
one-month
LIBOR exceeds the strike rate. The interest rate caps have maturities of April 2021 ($200.0 million, 3.50% strike rate) and March 2023 ($100.0 million, 1.75% strike rate).
Effective interest rates for borrowings under the senior revolving credit facility and the revolving warehouse credit facility were 5.01% and 4.87%, respectively, for the six months ended June 30, 2020, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at June 30, 2020, an increase of 100 basis points in LIBOR rates would result in approximately $0.7 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings.
The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules
13a-15(d)
or
15d-15(d)
of the Exchange Act during the period covered by this Quarterly Report on Form
10-Q
that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Although a substantial portion of our home office workforce continues to work remotely due to the COVID-19 pandemic, this has not materially affected our internal control over financial reporting. We continue to monitor and assess the
COVID-19
situation to minimize the potential impacts, if any, it may have on the design and operating effectiveness of our internal control over financial reporting.

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
Other than the risk factor set forth below, there have been no material changes to our risk factors from those included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form
10-Q
for the fiscal quarter ended March 31, 2020. In addition to the risk factor below and the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 (which was filed with the SEC on March 16, 2020) and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form
10-Q
for the fiscal quarter ended March 31, 2020 (which was filed with the SEC on May 8, 2020), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form
10-K
and Quarterly Reports on Form
10-Q
are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.
The novel coronavirus
(COVID-19)
pandemic has had and is expected to continue to have an adverse impact on our business, liquidity, results of operations, and financial condition.
The
COVID-19
pandemic has resulted in widespread market volatility and economic uncertainty within the United States. National, regional, and local economies have suffered losses and may continue to experience long-term disruptions, including after
COVID-19
has subsided. The extent to which the pandemic will ultimately impact our business and financial condition will depend on future events that are difficult to forecast, including, but not limited to, the duration and severity of the pandemic, the success of actions taken to contain, treat, and prevent the virus, the success and effectiveness of our borrower assistance programs and government economic stimulus measures, and the speed at which normal economic and operating conditions return.
Governmental authorities have taken, and may continue to take, unprecedented actions in an attempt to limit the spread of the pandemic, including social distancing requirements, stay-at-home
orders, quarantines, closure of
non-essential
businesses, face mask mandates, and building capacity limitations. Such actions negatively impact overall economic activity within the United States and may have material and direct adverse consequences on our business. While the more onerous
COVID-19
restrictions have lifted in many states, there is no guarantee that more stringent measures will not be employed in the future. Our business has generally been classified by government authorities as an essential business allowed to remain open during
COVID-19
mandated business closures. However, in April, we were required to temporarily close our branches in the state of New Mexico, which have since re-opened,
when the governor issued an executive order to close
non-essential
businesses that excluded consumer finance companies like us from the definition of “essential business.” We have also experienced temporary closure of multiple locations due to company-initiated quarantine measures. We may choose, or be required by government agencies, to close these same or other locations in the future due to quarantine or other health and/or safety concerns. Such government- and company-initiated closures have had, and may in the future have, a negative impact on our ability to originate and service customer accounts and an adverse effect on our results of operations. Additional or prolonged branch closures could intensify these negative impacts. We have also implemented social distancing and additional health and safety measures within our branches and may choose, or be required by government agencies, to implement additional safeguards related to
COVID-19
containment in the future that could increase our operating costs and have a negative economic impact on our business.
As a result of the economic downturn related to the pandemic, our branches have experienced a decrease in customer traffic and product demand. We continue to use our custom scorecards, as well as our legacy internal metrics and data, to manage lending and loan renewal criteria. In light of the heightened unemployment rate within the United States, we expect higher levels of delinquencies and credit losses on outstanding finance receivables over time. Negative impacts to our loan growth, collections, and defaults could adversely impact our revenues and other results of operations. In addition, we have scaled back on investment in new branches, non-critical
hiring, and certain other spending until conditions begin to rebound, all of which may negatively impact our ability to grow our customer base and business.
In light of the
COVID-19
pandemic, we are relying more heavily on online operations for customer access and telework for certain of our team members, including certain members of our home office and field leadership staff. We are also working to expand our capabilities for branch team members to work from home in the event new stay-at-home
mandates are imposed and to provide full origination capabilities remotely.
However, if we experience disruptions in our online operations or are unable to timely expand our remote working or origination capabilities in response to continued, renewed, or increased
COVID-19
restrictions, we may be unable to timely and effectively service accounts and perform key business functions. Disruptions in our business could also result from the inability of key personnel and/or a significant portion of our workforce to fulfill their duties due to
COVID-19
related illness or restriction. We maintain continuity plans, but there is no assurance that such plans will effectively mitigate the risks posed by the pandemic.

We have implemented several borrower assistance programs in response to the
COVID-19
pandemic. In certain instances, government agencies have also required consumer finance companies like us to provide
COVID-19
related accommodations to customers, which include allowing customers to delay payments and restricting us from taking certain actions with respect to loan collateral, if any. Federal and state governments have enacted economic stimulus measures and may enact further measures in the future. The success of any economic assistance program or stimulus legislation is unknown, and we cannot determine the impact of any such program or legislation on our anticipated credit losses due to
COVID-19.
New legislation and other governmental regulations could increase our legal compliance costs, create risk for our operations and reputation, and have an overall negative impact on the conduct of our business.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.1	Consulting Agreement dated April 13, 2020 between Daniel J. Taggart and Regional Management Corp.		8-K	001-35477	10.1	4/15/20

10.2	Summary of Non-Employee Director Compensation Program	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: August 7, 2020	By:	/s/ Michael S. Dymski
Michael S. Dymski, Vice President, Interim Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Officer)