Form 10-Q
period 2020-09-30
Regional Management Corp.
filed 2020-11-05
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of November 4, 2020, the registrant had outstanding 11,335,781 shares of Common Stock, $0.10 par value.

ITEM 1.	FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	September 30, 2020
	(Unaudited)	December 31, 2019
Assets
Cash	$4,292	$2,263
Net finance receivables	1,059,554	1,133,404
Unearned insurance premiums	(30,024)	(28,591)
Allowance for credit losses	(144,000)	(62,200)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	885,530	1,042,613
Restricted cash	58,219	54,164
Lease assets	27,855	26,438
Property and equipment	15,054	15,301
Intangible assets	8,677	9,438
Deferred tax asset	22,960	619
Other assets	14,972	7,704
Total assets	$1,037,559	$1,158,540
Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$700,139	$808,218
Unamortized debt issuance costs	(8,603)	(9,607)
Net long-term debt	691,536	798,611
Accounts payable and accrued expenses	43,576	28,676
Lease liabilities	29,983	28,470
Total liabilities	765,095	855,757
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 13,821 shares issued and 11,337 shares outstanding at September 30, 2020 and 13,497 shares issued and 11,013 shares outstanding at December 31, 2019)	1,382	1,350
Additional paid-in capital	105,866	102,678
Retained earnings	215,290	248,829
Treasury stock (2,484 shares at September 30, 2020 and December 31, 2019)	(50,074)	(50,074)
Total stockholders’ equity	272,464	302,783
Total liabilities and stockholders’ equity	$1,037,559	$1,158,540

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$179	$152
Net finance receivables	473,222	474,340
Allowance for credit losses	(59,880)	(22,015)
Restricted cash	48,317	44,221
Other assets	5	68
Total assets	$461,843	$496,766
Liabilities
Net long-term debt	$464,962	$450,297
Accounts payable and accrued expenses	59	86
Total liabilities	$465,021	$450,383

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Interest and fee income	$81,306	$83,089	$248,370	$233,385
Insurance income, net	6,861	5,087	20,460	14,266
Other income	2,371	3,531	7,632	10,078
Total revenue	90,538	91,707	276,462	257,729

Expenses
Provision for credit losses	22,089	24,515	99,110	73,572

Personnel	26,207	23,791	82,581	68,695
Occupancy	6,851	6,367	18,875	18,742
Marketing	3,249	2,397	6,373	6,309
Other	7,447	7,612	23,693	22,347
Total general and administrative expenses	43,754	40,167	131,522	116,093

Interest expense	9,300	10,348	28,596	29,840
Income before income taxes	15,395	16,677	17,234	38,224
Income taxes	4,157	4,105	4,851	9,175

Net income	$11,238	$12,572	$12,383	$29,049
Net income per common share:
Basic	$1.02	$1.11	$1.13	$2.51
Diluted	$1.01	$1.08	$1.11	$2.44
Weighted-average common shares outstanding:
Basic	10,977	11,302	10,945	11,572
Diluted	11,092	11,677	11,117	11,924

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, June 30, 2020	13,727	$1,373	$104,530	$204,052	$(50,074)	$259,881
Issuance of restricted stock awards	97	9	(9)	—	—	—
Shares withheld related to net share settlement	(3)	—	(48)	—	—	(48)
Share-based compensation	—	—	1,393	—	—	1,393
Net income	—	—	—	11,238	—	11,238
Balance, September 30, 2020	13,821	$1,382	$105,866	$215,290	$(50,074)	$272,464

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, June 30, 2019	13,494	$1,349	$100,486	$220,574	$(32,190)	$290,219
Issuance of restricted stock awards	19	2	(2)	—	—	—
Repurchase of common stock	—	—	—	—	(7,302)	(7,302)
Shares withheld related to net share settlement	—	—	(20)	—	—	(20)
Share-based compensation	—	—	1,218	—	—	1,218
Net income	—	—	—	12,572	—	12,572
Balance, September 30, 2019	13,513	$1,351	$101,682	$233,146	$(39,492)	$296,687

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2019	13,497	$1,350	$102,678	$248,829	$(50,074)	$302,783
Cumulative effect of accounting standard adoption	—	—	—	(45,922)	—	(45,922)
Issuance of restricted stock awards	351	35	(35)	—	—	—
Exercise of stock options	22	2	—	—	—	2
Shares withheld related to net share settlement	(49)	(5)	(644)	—	—	(649)
Share-based compensation	—	—	3,867	—	—	3,867
Net income	—	—	—	12,383	—	12,383
Balance, September 30, 2020	13,821	$1,382	$105,866	$215,290	$(50,074)	$272,464

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2018	13,323	$1,332	$98,778	$204,097	$(25,046)	$279,161
Issuance of restricted stock awards	209	21	(21)	—	—	—
Repurchase of common stock	—	—	—	—	(14,446)	(14,446)
Shares withheld related to net share settlement	(19)	(2)	(485)	—	—	(487)
Share-based compensation	—	—	3,410	—	—	3,410
Net income	—	—	—	29,049	—	29,049
Balance, September 30, 2019	13,513	$1,351	$101,682	$233,146	$(39,492)	$296,687

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$12,383	$29,049
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	99,110	73,572
Depreciation and amortization	9,428	7,966
Loss on disposal of property and equipment	155	72
Share-based compensation	3,867	3,410
Fair value adjustment on interest rate caps	181	247
Deferred income taxes, net	(8,164)	(2,192)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(8,864)	2,194
Increase in accounts payable and accrued expenses	17,047	576
Net cash provided by operating activities	125,143	114,894
Cash flows from investing activities:
Net originations of finance receivables	(2,128)	(180,916)
Purchase of intangible assets	(865)	(1,136)
Purchase of property and equipment	(3,564)	(3,897)
Proceeds from disposal of property and equipment	2	59
Net cash used in investing activities	(6,555)	(185,890)
Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	(122,318)	35,596
Payments on amortizing loan	—	(13,059)
Net advances (payments) on revolving warehouse credit facility	(15,629)	60,861
Net advances (payments) on securitizations	29,868	(70)
Payments for debt issuance costs	(3,139)	(1,487)
Taxes paid related to net share settlement of equity awards	(1,286)	(837)
Repurchase of common stock	—	(14,446)
Net cash provided by (used in) financing activities	(112,504)	66,558
Net change in cash and restricted cash	6,084	(4,438)
Cash and restricted cash at beginning of period	56,427	50,141
Cash and restricted cash at end of period	$62,511	$45,703
Supplemental cash flow information:
Interest paid	$24,869	$27,359
Income taxes paid	$4,632	$10,316

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash	$4,292	$2,263	$2,044	$3,657
Restricted cash	58,219	54,164	43,659	46,484
Total cash and restricted cash	$62,511	$56,427	$45,703	$50,141

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile purchase loans, but it ceased such originations in November 2017. As of September 30, 2020, the Company operated under the name “Regional Finance” in 368 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States.

The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s small and large loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. The current expected credit loss (“CECL”) accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of portfolio liquidation, and larger provisions for credit losses in periods of portfolio growth compared to prior years. Consequently, the Company experiences seasonal fluctuations in its operating results and cash needs. However, the decrease in loan originations and increase in borrower assistance programs related to the novel strain of coronavirus (“COVID-19”) have impacted the Company’s typical seasonal trends for loan volume and delinquency.

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

Nonaccrual status: Accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If the account is charged off, the accrued interest income is reversed as a reduction of interest and fee income. Interest received on such loans is accounted for on the cash-basis method, until qualifying for return to accrual. Under the cash-basis method, interest income is recorded when the payment is received. Loans resume accruing interest when the past due status is brought below 90 days. The Company made a policy election to not record an allowance for credit losses related to accrued interest because it has nonaccrual and charge-off policies that result in the timely suspension and reversal of accrued interest.

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

In August 2018, the FASB issued an accounting update to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments aligned the capitalization requirements for hosting arrangements that are service contracts with the capitalization principles for internal-use software. This update was effective for annual and interim periods beginning after December 15, 2019, and early adoption was permitted. The Company adopted and applied the update on a prospective basis, and the adoption did not have a material impact on its financial statements.

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

In thousands	September 30, 2020	December 31, 2019
Small loans	$382,785	$467,613
Large loans	655,932	632,068
Automobile loans	4,892	9,640
Retail loans	15,945	24,083
Net finance receivables	$1,059,554	$1,133,404

Net finance receivables included net deferred origination fees of $11.2 million and $13.4 million as of September 30, 2020 and December 31, 2019, respectively.

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

Net finance receivables by product, FICO band, and origination year as of September 30, 2020 are as follows:

	Net Finance Receivables by Origination Year
In thousands	2020 (1)	2019	2018	2017	2016	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$58,932	$28,780	$3,316	$368	$50	$18	$91,464
2	29,746	13,327	1,068	73	8	3	44,225
3	30,537	14,142	1,156	66	3	3	45,907
4	32,863	15,107	1,124	43	4	1	49,142
5	34,514	17,702	1,125	32	4	—	53,377
6	61,957	34,781	1,886	44	2	—	98,670
Total small loans	$248,549	$123,839	$9,675	$626	$71	$25	$382,785
Large Loans:
FICO Band
1	$37,946	$33,147	$9,527	$3,859	$842	$396	$85,717
2	25,688	19,228	3,241	751	129	111	49,148
3	50,822	45,266	8,623	1,635	84	71	106,501
4	58,523	54,544	9,202	1,882	84	24	124,259
5	53,177	48,824	9,377	1,950	39	16	113,383
6	84,260	74,467	15,424	2,676	80	17	176,924
Total large loans	$310,416	$275,476	$55,394	$12,753	$1,258	$635	$655,932
Automobile Loans:
FICO Band
1	$—	$—	$—	$1,122	$801	$305	$2,228
2	—	—	—	438	357	73	868
3	—	—	—	554	307	41	902
4	—	—	—	256	126	43	425
5	—	—	—	80	129	14	223
6	—	—	—	145	99	2	246
Total automobile loans	$—	$—	$—	$2,595	$1,819	$478	$4,892
Retail Loans:
FICO Band
1	$548	$1,192	$365	$42	$3	$2	$2,152
2	352	911	328	38	1	1	1,631
3	696	937	389	44	4	2	2,072
4	1,393	1,669	760	92	1	2	3,917
5	968	1,321	601	96	1	1	2,988
6	1,101	1,357	633	90	2	2	3,185
Total retail loans	$5,058	$7,387	$3,076	$402	$12	$10	$15,945
Total Loans:
FICO Band
1	$97,426	$63,119	$13,208	$5,391	$1,696	$721	$181,561
2	55,786	33,466	4,637	1,300	495	188	95,872
3	82,055	60,345	10,168	2,299	398	117	155,382
4	92,779	71,320	11,086	2,273	215	70	177,743
5	88,659	67,847	11,103	2,158	173	31	169,971
6	147,318	110,605	17,943	2,955	183	21	279,025
Total loans	$564,023	$406,702	$68,145	$16,376	$3,160	$1,148	$1,059,554

(1)	Includes loans originated during the nine months ended September 30, 2020.

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	September 30, 2020
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$329,099	86.0%	$584,352	89.1%	$3,630	74.2%	$12,697	79.6%	$929,778	87.8%
1 to 29 days past due	30,782	8.0%	46,091	7.0%	925	18.9%	2,040	12.8%	79,838	7.5%
Delinquent accounts
30 to 59 days	7,064	1.8%	8,572	1.3%	112	2.3%	357	2.3%	16,105	1.5%
60 to 89 days	4,965	1.3%	5,702	0.9%	90	1.8%	257	1.6%	11,014	1.0%
90 to 119 days	3,730	1.0%	4,381	0.7%	55	1.2%	209	1.3%	8,375	0.8%
120 to 149 days	3,793	1.0%	3,926	0.6%	60	1.2%	188	1.2%	7,967	0.8%
150 to 179 days	3,352	0.9%	2,908	0.4%	20	0.4%	197	1.2%	6,477	0.6%
Total delinquency	$22,904	6.0%	$25,489	3.9%	$337	6.9%	$1,208	7.6%	$49,938	4.7%
Total net finance receivables	$382,785	100.0%	$655,932	100.0%	$4,892	100.0%	$15,945	100.0%	$1,059,554	100.0%
Net finance receivables in nonaccrual status	$12,417	3.2%	$13,313	2.0%	$260	5.3%	$715	4.5%	$26,705	2.5%

	December 31, 2019
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$377,775	80.7%	$546,415	86.4%	$6,921	71.8%	$18,093	75.1%	$949,204	83.8%
1 to 29 days past due	47,463	10.2%	51,732	8.2%	1,964	20.4%	3,531	14.7%	104,690	9.2%
Delinquent accounts
30 to 59 days	12,702	2.8%	11,480	1.8%	241	2.5%	853	3.6%	25,276	2.2%
60 to 89 days	9,916	2.1%	8,192	1.3%	110	1.1%	563	2.3%	18,781	1.7%
90 to 119 days	7,518	1.6%	5,894	1.0%	129	1.4%	375	1.5%	13,916	1.2%
120 to 149 days	6,584	1.4%	4,588	0.7%	127	1.3%	357	1.5%	11,656	1.0%
150 to 179 days	5,655	1.2%	3,767	0.6%	148	1.5%	311	1.3%	9,881	0.9%
Total delinquency	$42,375	9.1%	$33,921	5.4%	$755	7.8%	$2,459	10.2%	$79,510	7.0%
Total net finance receivables	$467,613	100.0%	$632,068	100.0%	$9,640	100.0%	$24,083	100.0%	$1,133,404	100.0%
Net finance receivables in nonaccrual status	$22,773	4.9%	$17,924	2.8%	$591	6.1%	$1,186	4.9%	$42,474	3.7%

The following table illustrates the impacts to the allowance for credit losses for the periods indicated:

		Three Months Ended			Nine Months Ended
In thousands	January 1, 2020	March 31, 2020	June 30, 2020	September 30, 2020	September 30, 2020
Beginning balance	$62,200	$122,300	$142,400	$142,000	$62,200
Impact of CECL adoption	60,100	—	—	—	60,100
COVID reserve build / (release)	—	23,900	9,500	(1,500)	31,900
Change due to portfolio growth / (liquidation)	—	(3,800)	(9,900)	3,500	(10,200)
Ending balance	$122,300	$142,400	$142,000	$144,000	$144,000
Allowance for credit losses as a percentage of net finance receivables	10.8%	12.9%	13.9%	13.6%	13.6%

The allowance for credit losses was $62.2 million, or 5.5% of net finance receivables, as of December 31, 2019. The Company adopted CECL accounting on January 1, 2020, and increased the allowance for credit losses to $122.3 million, or 10.8% of net finance receivables.

In March 2020, the spread of COVID-19 was declared a pandemic by the World Health Organization. Subsequently, the pandemic was declared a national emergency in the United States and the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provided a variety of financial aid to a meaningful portion of the Company’s customer base.

During the nine months ended September 30, 2020, the Company increased the allowance for credit losses by $21.7 million, which included a $31.9 million reserve related to the economic impact of COVID-19, offset by a base reserve release of $10.2 million primarily related to portfolio liquidation. The $2.0 million increase in the allowance for credit losses during the three months ended September 30, 2020 included a macroeconomic reserve release of $1.5 million, offset by a base reserve build of $3.5 million primarily related to portfolio growth. The ending balance of the allowance for credit losses as a percentage of net finance receivables was 13.6% as of September 30, 2020. The Company ran several macroeconomic stress scenarios, and its final forecast assumed elevated unemployment in 2020 with a gradual decline to 9% by the end of 2021. The severity of the Company’s macroeconomic assumptions remained relatively consistent with its model as of June 30, 2020. The macroeconomic scenario was adjusted for the potential benefits of internal borrower assistance programs.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at July 1, 2020	$58,205	$79,305	$1,160	$3,330	$142,000
Provision for credit losses	9,662	12,507	(102)	22	22,089
Credit losses	(11,549)	(9,331)	(85)	(409)	(21,374)
Recoveries	698	521	22	44	1,285
Ending balance at September 30, 2020	$57,016	$83,002	$995	$2,987	$144,000
Net finance receivables at September 30, 2020	$382,785	$655,932	$4,892	$15,945	$1,059,554
Allowance as percentage of net finance receivables at September 30, 2020	14.9%	12.7%	20.3%	18.7%	13.6%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at July 1, 2019	$29,134	$25,054	$1,093	$1,919	$57,200
Provision for credit losses	13,192	10,518	164	641	24,515
Credit losses	(12,465)	(8,386)	(361)	(722)	(21,934)
Recoveries	628	422	35	34	1,119
Ending balance at September 30, 2019	$30,489	$27,608	$931	$1,872	$60,900
Net finance receivables at September 30, 2019	$453,969	$574,988	$12,144	$25,985	$1,067,086
Allowance as percentage of net finance receivables at September 30, 2019	6.7%	4.8%	7.7%	7.2%	5.7%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2020	$30,588	$29,148	$820	$1,644	$62,200
Impact of CECL adoption	24,185	33,550	599	1,766	60,100
Provision for credit losses	45,729	51,774	10	1,597	99,110
Credit losses	(45,497)	(32,986)	(511)	(2,134)	(81,128)
Recoveries	2,011	1,516	77	114	3,718
Ending balance at September 30, 2020	$57,016	$83,002	$995	$2,987	$144,000
Net finance receivables at September 30, 2020	$382,785	$655,932	$4,892	$15,945	$1,059,554
Allowance as percentage of net finance receivables at September 30, 2020	14.9%	12.7%	20.3%	18.7%	13.6%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2019	$30,759	$23,702	$1,893	$1,946	$58,300
Provision for credit losses	40,883	29,958	404	2,327	73,572
Credit losses	(42,946)	(27,273)	(1,579)	(2,514)	(74,312)
Recoveries	1,793	1,221	213	113	3,340
Ending balance at September 30, 2019	$30,489	$27,608	$931	$1,872	$60,900
Net finance receivables at September 30, 2019	$453,969	$574,988	$12,144	$25,985	$1,067,086
Allowance as percentage of net finance receivables at September 30, 2019	6.7%	4.8%	7.7%	7.2%	5.7%

Note 4. Interest Rate Caps

The Company has interest rate cap contracts with an aggregate notional principal amount of $450.0 million. Each contract contains a strike rate against the one-month LIBOR (0.15% and 1.76% as of September 30, 2020 and December 31, 2019, respectively). The interest rate caps have maturities of April 2021 ($200.0 million with 3.50% strike rate), March 2023 ($100.0 million with 1.75% strike rate), August 2023 ($50.0 million with 0.50% strike rate), and October 2023 ($100.0 million with 0.50% strike rate). When the one-month LIBOR exceeds the strike rate, the counterparty reimburses the Company for the excess over the strike rate. No payment is required by the Company or the counterparty when the one-month LIBOR is below the strike rate. The following is a summary of changes in the rate caps:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2020	2019	2020	2019
Balance at beginning of period	$52	$6	$—	$249
Purchases	280	—	394	—
Fair value adjustment included as an increase in interest expense	(119)	(4)	(181)	(247)
Balance at end of period, included in other assets	$213	$2	$213	$2

Note 5. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	September 30, 2020			December 31, 2019
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$228,500	$(1,926)	$226,574	$350,818	$(2,504)	$348,314
Revolving warehouse credit facility	31,004	(1,678)	29,326	46,633	(1,875)	44,758
RMIT 2018-1 securitization	—	—	—	150,246	(1,558)	148,688
RMIT 2018-2 securitization	130,349	(1,044)	129,305	130,349	(1,687)	128,662
RMIT 2019-1 securitization	130,172	(1,498)	128,674	130,172	(1,983)	128,189
RMIT 2020-1 securitization	180,114	(2,457)	177,657	—	—	—
Total	$700,139	$(8,603)	$691,536	$808,218	$(9,607)	$798,611
Unused amount of revolving credit facilities (subject to borrowing base)	$506,749			$369,271

Senior Revolving Credit Facility: In September 2019, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $638 million to $640 million and extend the maturity of the facility from June 2020 to September 2022. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (84% of eligible secured finance receivables, 79% of eligible unsecured finance receivables, and 59% of eligible delinquent renewals as of September 30, 2020). As of September 30, 2020, the Company had $189.1 million of available liquidity under the facility and held $4.3 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 0.15% and 1.76% at September 30, 2020 and December 31, 2019, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. The Company pays an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility. See Note 11, “Subsequent Events,” for information regarding the amendment of this facility following the end of the quarter.

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

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $43.3 million and $39.4 million as of September 30, 2020 and December 31, 2019, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

Revolving Warehouse Credit Facility: In October 2019, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended the credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to April 2021 and April 2022, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. In August 2020, the Company and RMR II amended the credit agreement to, among other things, permit RMR II to pledge electronic contracts as collateral in the revolving warehouse credit facility. RMR II held $0.4 million in restricted cash reserves as of September 30, 2020 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). The three-month LIBOR was 0.23% and 1.91% at September 30, 2020 and December 31, 2019, respectively. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility.

RMIT 2018-1 Securitization: In June 2018, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and its indirect wholly-owned SPE, Regional Management Issuance Trust 2018-1 (“RMIT 2018-1”), completed a private offering and sale of $150 million of asset-backed notes. Prior to maturity in July 2027, the Company could redeem the notes in full, but not in part, at its option on any remaining note payment date. In September 2020, the Company and RMR III exercised the right to make an optional principal repayment in full, and in connection with such prepayment, the securitization terminated in September 2020.

RMIT 2018-2 Securitization: In December 2018, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2018-2 (“RMIT 2018-2”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. RMIT 2018-2 held $1.4 million in restricted cash reserves as of September 30, 2020 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period.

RMIT 2019-1 Securitization: In October 2019, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2019-1 (“RMIT 2019-1”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2019-1. The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. RMIT 2019-1 held $1.4 million in restricted cash reserves as of September 30, 2020 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.17%. Prior to maturity in November 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period. See Note 11, “Subsequent Events,” for information regarding the amendment of this facility following the end of the quarter.

RMIT 2020-1 Securitization: In September 2020, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of September 30, 2020 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at a weighted-average rate of 2.85%. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period.

The carrying amounts of consolidated VIE assets and liabilities are as follows:

In thousands	September 30, 2020	December 31, 2019
Assets
Cash	$179	$152
Net finance receivables	473,222	474,340
Allowance for credit losses	(59,880)	(22,015)
Restricted cash	48,317	44,221
Other assets	5	68
Total assets	$461,843	$496,766
Liabilities
Net long-term debt	$464,962	$450,297
Accounts payable and accrued expenses	59	86
Total liabilities	$465,021	$450,383

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At September 30, 2020, the Company was in compliance with all debt covenants.

Note 6. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and restricted cash: Cash and restricted cash is recorded at cost, which approximates fair value due to its generally short maturity and highly liquid nature.

Net finance receivables: Given the short turnover of our portfolio (approximately 1.1 times per year) and the fact that receivables are originated at prevailing market rates, the Company believed the carrying amount of net finance receivables, less unearned insurance premiums and allowance for credit losses, approximated the fair value of its finance receivable portfolio as of December 31, 2019.

Due to the adoption of CECL in January 2020 and the addition of lifetime losses to the allowance for credit losses, the carrying amount of its finance receivable portfolio no longer approximates fair value. The Company determines the fair value of net finance receivables using a discounted cash flows methodology. The application of this methodology requires the Company to make certain estimates and judgments. These estimates and judgments include, but are not limited to, prepayment rates, default rates, loss severity, and risk-adjusted discount rates.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	September 30, 2020		December 31, 2019
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$4,292	$4,292	$2,263	$2,263
Restricted cash	58,219	58,219	54,164	54,164
Level 2 inputs
Interest rate caps	213	213	—	—
Level 3 inputs
Net finance receivables, less unearned insurance premiums and allowance for credit losses	885,530	950,485	1,042,613	1,042,613
Liabilities
Level 3 inputs
Long-term debt	700,139	699,336	808,218	808,218

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

Income tax expense differed from the amount computed by applying the federal income tax rate to total income before income taxes as a result of the following:

	Three Months Ended September 30,
	2020		2019
In thousands	$	%	$	%
Federal tax expense at statutory rate	$3,233	21.0%	$3,502	21.0%
Increase in income taxes resulting from:
State tax, net of federal benefit	526	3.4%	495	3.0%
Section 162(m) limitation	216	1.4%	74	0.4%
Excess tax deficiencies from share-based awards	24	0.2%	—	0.0%
Other	158	1.0%	34	0.2%
	$4,157	27.0%	$4,105	24.6%

	Nine Months Ended September 30,
	2020		2019
In thousands	$	%	$	%
Federal tax expense at statutory rate	$3,619	21.0%	$8,027	21.0%
Increase in income taxes resulting from:
State tax, net of federal benefit	648	3.8%	1,150	3.0%
Section 162(m) limitation	290	1.7%	147	0.4%
Excess tax (benefits) deficiencies from share-based awards	142	0.8%	(43)	(0.1)%
Other	152	0.8%	(106)	(0.3)%
	$4,851	28.1%	$9,175	24.0%

The increase in effective tax rates for the three and nine months ended September 30, 2020 compared to the prior-year periods was primarily related to the impact of margin tax within the state of Texas that is based on gross income, rather than net income, and non-deductible executive compensation (including executive transition costs) under Internal Revenue Code Section 162(m) that are not correlated to income before taxes.

The Company receives a tax benefit or deficiency upon the exercise or vesting of share-based awards based on the difference in fair value of the shares at exercise or vesting compared to the grant date fair value that was recognized as share-based compensation expense. Excess tax benefits or deficiencies are recognized in provision for income taxes and impact the Company’s effective income tax rate. The Company recognized excess tax deficiencies for the three and nine months ended September 30, 2020 due to the decrease in the fair value of the shares exercised or vested during those periods.

Note 8. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2020	2019	2020	2019
Numerator:
Net income	$11,238	$12,572	$12,383	$29,049
Denominator:
Weighted-average shares outstanding for basic earnings per share	10,977	11,302	10,945	11,572
Effect of dilutive securities	115	375	172	352
Weighted-average shares adjusted for dilutive securities	11,092	11,677	11,117	11,924
Earnings per share:
Basic	$1.02	$1.11	$1.13	$2.51
Diluted	$1.01	$1.08	$1.11	$2.44

Options to purchase 0.6 million and 0.3 million shares of common stock were outstanding during the three and nine months ended September 30, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 9. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of September 30, 2020, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.55 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of September 30, 2020, there were 0.4 million shares available for grant under the 2015 Plan.

For the three months ended September 30, 2020 and 2019, the Company recorded share-based compensation expense of $1.4 million and $1.2 million, respectively. The Company recorded $3.9 million and $3.4 million in share-based compensation for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, unrecognized share-based compensation expense to be recognized over future periods approximated $7.5 million. This amount will be recognized as expense over a weighted-average period of 2.1 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Nine Months Ended September 30,
	2020	2019
Expected volatility	44.99%	41.07%
Expected dividends	0.00%	0.00%
Expected term (in years)	6.0	6.0
Risk-free rate	0.70%	2.43%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the nine months ended September 30, 2020:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	1,067	$19.61
Granted	128	17.63
Exercised	(22)	17.72
Forfeited	(37)	27.11
Expired	—	—
Options outstanding at September 30, 2020	1,136	$19.18	5.5	$479
Options exercisable at September 30, 2020	966	$18.99	4.8	$473

The following table provides additional stock option information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2020	2019	2020	2019
Weighted-average grant date fair value per share	$6.82	$10.47	$7.56	$11.79
Intrinsic value of options exercised	$—	$—	$219	$—
Fair value of stock options that vested	$33	$37	$385	$37

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the nine months ended September 30, 2020:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2020	156	$24.57
Granted (target)	67	15.86
Achieved performance adjustment (1)	(2)	19.99
Vested	(66)	19.99
Forfeited	(29)	27.37
Non-vested units at September 30, 2020	126	$21.80
(1)	The 2017 LTIP RSUs were earned and vested at 96.6% of target, as described in greater detail in the Company’s definitive proxy statement filed with the SEC on April 22, 2020.

The following table provides additional RSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per unit amounts	2020	2019	2020	2019
Weighted-average grant date fair value per unit	$—	$—	$15.86	$27.89
Fair value of RSUs that vested	$—	$—	$1,314	$916

Restricted stock awards: The fair value and compensation expense of RSAs are calculated using the Company’s closing stock price on the date of grant.

The following table summarizes RSA activity during the nine months ended September 30, 2020:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2020	126	$26.93
Granted	304	18.79
Vested	(53)	25.30
Forfeited	(19)	24.53
Non-vested shares at September 30, 2020	358	$20.38

The following table provides additional RSA information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2020	2019	2020	2019
Weighted-average grant date fair value per share	$17.65	$25.52	$18.79	$26.95
Fair value of RSAs that vested	$235	$66	$1,356	$984

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

Note 11. Subsequent Events

Amendments to Debt Agreements: In October 2020, the Company amended its senior revolving credit facility and certain transaction documents of its RMIT 2019-1 securitization. The senior revolving credit facility was amended to, among other things, modify certain debt covenants, while the RMIT 2019-1 agreement was amended to permit the sale and transfer of electronically originated finance receivables to RMIT 2019-1.

Share Repurchase Program: In October 2020, the Board authorized the repurchase of up to $30 million of the Company’s outstanding shares of common stock. The authorization was effective immediately and extends through October 22, 2022. Stock repurchases under the share repurchase program may be made in the open market at prevailing market prices, through privately negotiated transactions, or through other structures in accordance with applicable federal securities laws, at times and in amounts as management deems appropriate. The timing and the amount of any common stock repurchases will be determined by the Company’s management based on its evaluation of market conditions, the Company’s liquidity needs, legal and contractual requirements and restrictions (including covenants in the Company’s credit agreements), share price, and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice. The Company intends to fund the program with a combination of cash and debt.

Quarterly Cash Dividend: In October 2020, the Company announced that the Board initiated and declared a quarterly cash dividend of $0.20 per share. The initial dividend will be paid on December 4, 2020 to shareholders of record at the close of business on November 17, 2020. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board. The Board may take into account general and economic conditions, the Company’s financial condition and results of operations, its available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and such other factors as the Board may deem relevant. In addition, the Company’s ability to pay cash dividends may be limited by covenants of any existing and future outstanding indebtedness the Company or its subsidiaries incur, including the Company’s senior revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (which was filed with the SEC on March 16, 2020), our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 (which was filed with the SEC on May 8, 2020), our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 (which was filed with the SEC on August 7, 2020), and this Quarterly Report on Form 10-Q. The COVID-19 pandemic may also magnify many of these risks and uncertainties. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. We operate under the name “Regional Finance” in 368 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, serving 397,900 active accounts, as of September 30, 2020. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our multiple channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our loan portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of September 30, 2020, we had 247.0 thousand small installment loans outstanding, representing $382.8 million in net finance receivables. This included 108.1 thousand small loan convenience checks, representing $145.1 million in net finance receivables.

•

Large Loans (>$2,500) – As of September 30, 2020, we had 138.3 thousand large installment loans outstanding, representing $655.9 million in net finance receivables. This included 6.7 thousand large loan convenience checks, representing $19.4 million in net finance receivables.

•	Retail Loans – As of September 30, 2020, we had 11.7 thousand retail purchase loans outstanding, representing $15.9 million in net finance receivables.
•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Small and large installment loans are our core loan products and will be the drivers of our future growth. We ceased originating automobile purchase loans in November 2017 to focus on growing our core loan portfolio, but we continue to own and service the automobile loans that we previously originated. As of September 30, 2020, we had 0.9 thousand automobile loans outstanding, representing $4.9 million in net finance receivables. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

Impact of COVID-19 Pandemic on Outlook

The COVID-19 pandemic has resulted in widespread market volatility and economic uncertainty within the United States. As a result of the pandemic, we experienced temporary closure of some branches due to previous state regulatory mandates and company-initiated quarantine measures. However, substantially all of our branches remain open currently, and our centralized operations continue to support our customers and our branch network. We have also implemented social distancing measures, enhanced sanitation, and supplied personal protective equipment across our branch network. As a result of the economic downturn related to the pandemic, our branches experienced a decrease in customer traffic and product demand in the second quarter of 2020, which partially rebounded in the third quarter. Net finance receivables increased $36.9 million in the third quarter due to rebounding consumer demand and the execution of our new growth initiatives. The third quarter growth was also aided by our increased remote origination and loan closing capabilities that were rolled out in the second quarter.

During the pandemic, we have employed a data-driven approach to managing our risk, which is essential, particularly during periods of market volatility. We manage this risk through our custom risk and response scorecards, analysis of early payment activity, and detailed geographic and customer segmentation to ensure that incremental direct mail loan volume is capable of absorbing credit losses at two to three times our historical levels while still providing positive contribution margin. As we originate new loans, we are also reserving for credit losses at the higher stressed reserve rate, which is reflected in our risk and return models.

Due to COVID-19, we do not expect to experience the typical growth in our finance receivable portfolio in the fourth quarter of 2020, which will negatively impact our future revenue. In light of the heightened unemployment rate within the United States, we anticipate slowdowns in our loan collections and increased loan defaults. As a result, we have $31.9 million reserved for estimated incremental credit losses on customer accounts impacted by COVID-19. We proactively adjusted our underwriting criteria in March 2020 to adapt to the new environment and have continued to originate loans with appropriately enhanced lending criteria. As we have progressed through the pandemic and acquired additional data, we have continued to update and sharpen our underwriting standards and have paid close attention to certain geographies and industries that have been most affected by the virus and economic disruption. As of September 30, 2020, approximately 40% of our total portfolio had been originated since April 2020, the vast majority of which was subject to enhanced credit standards deployed following the outset of the pandemic.

We specifically tailored our borrower assistance programs during the second quarter of 2020 to help our customers manage their debt obligations and maintain their creditworthiness. To qualify for our borrower assistance programs, we require that our customers remain engaged and active in repaying their loans, including requiring at least one loan payment in the prior two months to qualify for a payment deferral. We are confident that these programs are having their intended effect and, in combination with government stimulus measures, have acted as an important bridge for our customers during the pandemic. Delinquency as of September 30, 2020 is down from the prior year even as borrower assistance usage returned to pre-pandemic levels and government stimulus diminished. Our contractual delinquency as a percentage of net finance receivables remained near historically low levels at 4.7% as of September 30, 2020, down from 4.8% as of June 30, 2020, and 6.5% as of September 30, 2019. However, the long-term success of these programs is unknown at this time. In the near-term, we may experience further changes to the macroeconomic assumptions within our forecast and changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. In the third quarter of 2020, we successfully closed a $180 million asset-backed securitization with a 3-year revolving period and weighted-average coupon (“WAC”) of 2.85% (replacing a prior transaction with a 2-year revolver and WAC of 3.93%). As of September 30, 2020, we had $193.4 million of immediate liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. This represents a $30.9 million improvement in our liquidity position since June 30, 2020. In addition, during the three months ended September 30, 2020, we added $13.7 million of additional borrowing capacity and ended the quarter with $506.8 million of unused capacity on our revolving credit facilities (subject to the borrowing base). We believe that our ample liquidity position is sufficient to carry us through all of 2021 without needing to access the securitization market. In short, we have substantial runway to fund our growth initiatives and to support the fundamental operations of our business.

We continue to rely more heavily on online operations for customer access and telework for certain of our team members, including our home office and field leadership. We have expanded our capabilities for branch team members to work from home to the extent permitted by applicable laws and to provide origination capabilities remotely in states where permitted. We also completed the rollout of a new remote loan closing process across our network in July 2020. This new capability enables our customers to extend and expand their borrowing relationship with us from the comfort and convenience of their home, while allowing us to maintain the same underwriting standards we utilize in our branches. After only three months with the new capabilities fully deployed, we completed 16% of September branch originations through the remote loan closing process, a demonstration of our ability to adapt successfully to the new operating environment while continuing to provide our customers with the best-in-class service and experience that they have come to expect from us. On the digital front, we are building and expanding upon our end-to-end online and mobile origination capabilities for new and existing customers, along with additional digital servicing functionality, including a mobile application. Combined with remote loan closings, we believe that these new omni-channel sales and service capabilities will expand the market reach of our branches, increase our average branch receivables, and improve our revenues and operating efficiencies, while at the same time increasing customer satisfaction.

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

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. In addition, the CECL accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of loan portfolio liquidation, and larger provisions for credit losses in periods of loan portfolio growth compared to prior years. Consequently, we experience seasonal fluctuations in our operating results and cash needs. However, the decrease in loan originations and increase in borrower assistance programs related to COVID-19 have impacted our typical seasonal trends for loan volume and delinquency.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average net finance receivables grew 9.2% from $978.2 million in the first nine months of 2019 to $1.1 billion during the first nine months of 2020. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened six new branches and consolidated seven branches in the first nine months of 2019. We opened eight new branches and consolidated six branches in the first nine months of 2020. We believe that we have the opportunity to add hundreds of additional branches in states where it is currently favorable for us to conduct business, and we have plans to continue to grow our branch network in the long term. However, we anticipate branch growth on a scaled back basis for the duration of the COVID-19 pandemic.

Product Mix. We are exposed to different credit risks and charge different interest rates and fees with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we may further diversify our product mix in the future. The interest rates and fees vary from state to state, depending on the competitive environment and relevant laws and regulations.

Asset Quality and Allowance for Credit Losses. Our results of operations are highly dependent upon the credit quality of our loan portfolio. The credit quality of our loan portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing of the loan portfolio, and respond to changing economic conditions as we grow our loan portfolio. Our allowance for credit losses estimate changed on January 1, 2020, as we adopted the CECL accounting model. See Note 2, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for more information on our allowance for credit losses.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of September 30, 2020, we held four interest rate cap contracts with an aggregate notional principal amount of $450.0 million. The interest rate caps have maturities of April 2021 ($200.0 million, 3.50% strike rate), March 2023 ($100.0 million, 1.75% strike rate), August 2023 ($50.0 million, 0.50% strike rate), and October 2023 ($100.0 million, 0.50% strike rate). As of September 30, 2020, the one-month LIBOR was 0.15%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate. In addition, as described below under “Liquidity and Capital Resources – Financing Arrangements,” the interest rate on a portion of our long-term debt is fixed. As of September 30, 2020, 62.9% of our long-term debt was at a fixed rate.

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses on our consolidated statements of income. Our operating expense ratio (annualized general and administrative expenses as a percentage of average net finance receivables) was 16.4% for the first nine months of 2020, compared to 15.8% for the first nine months of 2019. Our operating expense ratio for the nine months ended September 30, 2020 included several non-operating and COVID-19 related expenses. The nine months ended September 30, 2020 included $3.1 million of executive transition costs and $0.7 million of system outage costs. We have deferred $3.1 million less in loan origination costs on reduced loan volume, which increased personnel expense for the first nine months of 2020, compared to the prior-year period. We have incurred $1.0 million of expenses for COVID-19 related customer communications, protective supplies, and remote work during the nine months ended September 30, 2020. We have also incurred $0.8 million of severance expenses related to workforce actions during the nine months ended September 30, 2020. These non-operating and COVID-19 related expenses impacted our operating expense ratio by 110 basis points for the nine months ended September 30, 2020. Additionally, portfolio liquidation of $73.9 million since December 31, 2019 has put pressure on our operating expense ratio. We expect our operating expense ratio to remain elevated until our net finance receivables return to pre-COVID-19 levels.

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

Insurance Income, Net. Our insurance operations are a material part of our overall business and are integral to our lending activities. Insurance income, net consists primarily of earned premiums, net of certain direct costs, from the sale of various optional payment and collateral protection insurance products offered to customers who obtain loans directly from us. Insurance income, net also includes the earned premiums and direct costs associated with the non-file insurance that we purchase to protect us from credit losses where, following an event of default, we are unable to take possession of personal property collateral because our security interest is not perfected. We do not sell insurance to non-borrowers. Direct costs included in insurance income, net are claims paid, claims reserves, ceding fees, and premium taxes paid. We do not allocate to insurance income, net, any other home office or branch administrative costs associated with management of our insurance operations, management of our captive insurance company, marketing and selling insurance products, legal and compliance review, or internal audits.

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of September 30, 2020, the restricted cash balance for these cash reserves was $9.9 million. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Other expenses consist primarily of legal, compliance, audit, consulting costs, non-employee director compensation, amortization of software licenses and implementation costs, electronic payment processing costs, bank service charges, office supplies, and credit bureau charges. For a discussion regarding how risks and uncertainties associated with the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part II, Item 1A, “Risk Factors” and the filings referenced therein.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	3Q 20		3Q 19		YTD 20		YTD 19
In thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$81,306	31.5%	$83,089	32.1%	$248,370	31.0%	$233,385	31.8%
Insurance income, net	6,861	2.7%	5,087	2.0%	20,460	2.6%	14,266	1.9%
Other income	2,371	0.9%	3,531	1.4%	7,632	0.9%	10,078	1.4%
Total revenue	90,538	35.1%	91,707	35.5%	276,462	34.5%	257,729	35.1%
Expenses
Provision for credit losses	22,089	8.6%	24,515	9.5%	99,110	12.4%	73,572	10.0%
Personnel	26,207	10.2%	23,791	9.2%	82,581	10.3%	68,695	9.4%
Occupancy	6,851	2.7%	6,367	2.5%	18,875	2.4%	18,742	2.6%
Marketing	3,249	1.3%	2,397	0.9%	6,373	0.8%	6,309	0.9%
Other	7,447	2.8%	7,612	2.9%	23,693	2.9%	22,347	2.9%
Total general and administrative	43,754	17.0%	40,167	15.5%	131,522	16.4%	116,093	15.8%
Interest expense	9,300	3.5%	10,348	4.0%	28,596	3.5%	29,840	4.1%
Income before income taxes	15,395	6.0%	16,677	6.5%	17,234	2.2%	38,224	5.2%
Income taxes	4,157	1.6%	4,105	1.6%	4,851	0.7%	9,175	1.2%
Net income	$11,238	4.4%	$12,572	4.9%	$12,383	1.5%	$29,049	4.0%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following table summarizes the quarterly trend of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	3Q 19	4Q 19	1Q 20	2Q 20	3Q 20	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$83,089	$87,784	$86,997	$80,067	$81,306	$1,239	$(1,783)
Insurance income, net	5,087	6,551	5,949	7,650	6,861	(789)	1,774
Other income	3,531	3,649	3,128	2,133	2,371	238	(1,160)
Total revenue	91,707	97,984	96,074	89,850	90,538	688	(1,169)
Expenses
Provision for credit losses	24,515	26,039	49,522	27,499	22,089	5,410	2,426
Personnel	23,791	25,305	29,511	26,863	26,207	656	(2,416)
Occupancy	6,367	5,876	5,771	6,253	6,851	(598)	(484)
Marketing	2,397	1,897	1,686	1,438	3,249	(1,811)	(852)
Other	7,612	7,813	9,275	6,971	7,447	(476)	165
Total general and administrative	40,167	40,891	46,243	41,525	43,754	(2,229)	(3,587)
Interest expense	10,348	10,285	10,159	9,137	9,300	(163)	1,048
Income (loss) before income taxes	16,677	20,769	(9,850)	11,689	15,395	3,706	(1,282)
Income taxes	4,105	5,086	(3,525)	4,219	4,157	62	(52)
Net income (loss)	$12,572	$15,683	$(6,325)	$7,470	$11,238	$3,768	$(1,334)
Net income (loss) per common share:
Basic	$1.11	$1.44	$(0.58)	$0.68	$1.02	$0.34	$(0.09)
Diluted	$1.08	$1.38	$(0.56)	$0.68	$1.01	$0.33	$(0.07)
Weighted-average shares outstanding:
Basic	11,302	10,893	10,897	10,962	10,977	(15)	325
Diluted	11,677	11,327	11,253	11,013	11,092	(79)	585
Net interest margin	$81,359	$87,699	$85,915	$80,713	$81,238	$525	$(121)
Net credit margin	$56,844	$61,660	$36,393	$53,214	$59,149	$5,935	$2,305

	Balance Sheet Quarterly Trend
In thousands	3Q 19	4Q 19	1Q 20	2Q 20	3Q 20	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,086,172	$1,158,540	$1,078,890	$1,000,225	$1,037,559	$37,334	$(48,613)
Net finance receivables	$1,067,086	$1,133,404	$1,102,285	$1,022,635	$1,059,554	$36,919	$(7,532)
Allowance for credit losses	$60,900	$62,200	$142,400	$142,000	$144,000	$2,000	$83,100
Long-term debt	$743,835	$808,218	$777,847	$683,865	$700,139	$16,274	$(43,696)

	Other Key Metrics Quarterly Trend
	3Q 19	4Q 19	1Q 20	2Q 20	3Q 20	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	32.1%	32.0%	31.0%	30.5%	31.5%	1.0%	(0.6)%
Efficiency ratio (1)	43.8%	41.7%	48.1%	46.2%	48.3%	2.1%	4.5%
Operating expense ratio (2)	15.5%	14.9%	16.5%	15.8%	17.0%	1.2%	1.5%
30+ contractual delinquency	6.5%	7.0%	6.6%	4.8%	4.7%	(0.1)%	(1.8)%
Net credit loss ratio (3)	8.1%	9.0%	10.5%	10.6%	7.8%	(2.8)%	(0.3)%
Book value per share	$26.00	$27.49	$22.49	$23.11	$24.03	$0.92	$(1.97)

(1)	Annualized general and administrative expenses as a percentage of total revenue.
(2)	Annualized general and administrative expenses as a percentage of average net finance receivables.
(3)	Annualized net credit losses as a percentage of average net finance receivables.

Comparison of September 30, 2020, Versus September 30, 2019

The following discussion and table describe the changes in net finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding decreased by $71.2 million, or 15.7%, to $382.8 million at September 30, 2020, from $454.0 million at September 30, 2019. The decrease was primarily a result of reduced loan demand due to COVID-19 and the general transition of small loan customers to large loans.

•

Large Loans (>$2,500) – Large loans outstanding increased by $80.9 million, or 14.1%, to $655.9 million at September 30, 2020, from $575.0 million at September 30, 2019. The increase was primarily due to increased marketing and the transition of small loan customers to large loans, offset by reduced loan demand due to COVID-19.

•

Automobile Loans – Automobile loans outstanding decreased by $7.3 million, or 59.7%, to $4.9 million at September 30, 2020, from $12.1 million at September 30, 2019. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio.

•	Retail Loans – Retail loans outstanding decreased $10.0 million, or 38.6%, to $15.9 million at September 30, 2020, from $26.0 million at September 30, 2019.

	Net Finance Receivables by Product
In thousands	3Q 20	2Q 20	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	3Q 19	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$382,785	$380,083	$2,702	0.7%	$453,969	$(71,184)	(15.7)%
Large loans	655,932	618,134	37,798	6.1%	574,988	80,944	14.1%
Total core loans	1,038,717	998,217	40,500	4.1%	1,028,957	9,760	0.9%
Automobile loans	4,892	6,059	(1,167)	(19.3)%	12,144	(7,252)	(59.7)%
Retail loans	15,945	18,359	(2,414)	(13.1)%	25,985	(10,040)	(38.6)%
Total net finance receivables	$1,059,554	$1,022,635	$36,919	3.6%	$1,067,086	$(7,532)	(0.7)%
Number of branches at period end	368	368	—	0.0%	358	10	2.8%
Average net finance receivables per branch	$2,879	$2,779	$100	3.6%	$2,981	$(102)	(3.4)%

Comparison of the Three Months Ended September 30, 2020, Versus the Three Months Ended September 30, 2019

Net Income. Net income decreased $1.3 million, or 10.6%, to $11.2 million during the three months ended September 30, 2020, from $12.6 million during the prior-year period. The decrease was due to a decrease in revenue of $1.2 million, an increase in general and administrative expenses of $3.6 million, and an increase in income taxes of $0.1 million, offset by a decrease in provision of credit losses of $2.4 million and a decrease in interest expense of $1.0 million.

Revenue. Total revenue decreased $1.2 million, or 1.3%, to $90.5 million during the three months ended September 30, 2020, from $91.7 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income decreased $1.8 million, or 2.1%, to $81.3 million during the three months ended September 30, 2020, from $83.1 million during the prior-year period. The decrease was primarily due to the continued product mix shift toward large loans and the portfolio composition shift to higher credit quality customers with slightly lower interest rates due to enhanced credit standards during the pandemic.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Quarter Ended			Average Yields for the Quarter Ended
In thousands	3Q 20	3Q 19	YoY % Inc (Dec)	3Q 20	3Q 19	YoY % Inc (Dec)
Small loans	$377,390	$446,621	(15.5)%	37.7%	38.4%	(0.7)%
Large loans	632,106	546,582	15.6%	28.3%	28.1%	0.2%
Automobile loans	5,492	13,834	(60.3)%	13.5%	14.9%	(1.4)%
Retail loans	17,145	26,902	(36.3)%	18.9%	19.1%	(0.2)%
Total interest and fee yield	$1,032,133	$1,033,939	(0.2)%	31.5%	32.1%	(0.6)%

Small loan yields decreased 0.7% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Large loan yields increased 0.2% compared to the prior-year period due to adjusted pricing that reflects current market conditions.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that the large loan portfolio’s percentage of the total portfolio will continue to increase in the future. Over time, this will change our product mix, which will reduce our total interest and fee yield.

We continue to originate new loans with enhanced lending criteria. Net loans originated steadily increased over the third quarter of 2020 from $79.0 million in June to $109.4 million in September. The year-over-year change in originations consistently improved over the past five months, with September originations increasing 7% year-over-year. The following tables represent the amount of loan originations and refinancing, net of unearned finance charges:

	2020 Net Loans Origination Trend
In thousands	January	February	March	April	May	June	July	August	September
Net loans originated	$76,222	$77,151	$75,872	$35,311	$57,870	$78,971	$92,895	$105,759	$109,433
Year-over-year change	(0.2)%	12.0%	2.1%	(64.8)%	(57.7)%	(29.5)%	(26.9)%	(11.5)%	6.9%

	Net Loans Originated
In thousands	3Q 20	2Q 20	QoQ $ Inc (Dec)	QoQ % Inc (Dec)	3Q 19	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$144,132	$79,265	$64,867	81.8%	$177,629	$(33,497)	(18.9)%
Large loans	162,120	90,980	71,140	78.2%	166,835	(4,715)	(2.8)%
Retail loans	1,835	1,907	(72)	(3.8)%	4,421	(2,586)	(58.5)%
Total net loans originated	$308,087	$172,152	$135,935	79.0%	$348,885	$(40,798)	(11.7)%

The following table summarizes the components of the decrease in interest and fee income:

	Components of Decrease in Interest and Fee Income
	3Q 20 Compared to 3Q 19
	Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Total
Small loans	$(6,646)	$(724)	$113	$(7,257)
Large loans	6,011	233	37	6,281
Automobile loans	(312)	(48)	29	(331)
Retail loans	(466)	(16)	6	(476)
Product mix	1,268	(1,086)	(182)	—
Total decrease in interest and fee income	$(145)	$(1,641)	$3	$(1,783)

The $1.8 million decrease in interest and fee income during the three months ended September 30, 2020 from the prior-year period was primarily driven by a decrease in yield. We expect future increases in interest and fee income to be driven primarily from growth in our average net finance receivables.

Insurance Income, Net. Insurance income, net increased $1.8 million, or 34.9%, to $6.9 million during the three months ended September 30, 2020, from $5.1 million during the prior-year period. Annualized insurance income, net represented 2.7% and 2.0% of average net finance receivables during the three months ended September 30, 2020 and the prior-year period, respectively. During both the three months ended September 30, 2020 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. The largest individual components of direct insurance expenses were life insurance claims and non-file insurance claims expenses during the three months ended September 30, 2020 and the prior-year period, respectively.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Quarter Ended
In thousands	3Q 20	3Q 19	YoY $ B(W)	YoY % B(W)
Earned premiums	$10,574	$8,957	$1,617	18.1%
Claims, reserves, and certain direct expenses	(3,713)	(3,870)	157	4.1%
Insurance income, net	$6,861	$5,087	$1,774	34.9%

Earned premiums increased by $1.6 million and claims, reserves, and certain direct expenses decreased by $0.2 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to adjusted pricing. The decrease in claims, reserves, and certain direct expenses was primarily due to a $0.8 million decrease in non-file insurance claims expense, offset by a $0.4 million increase in life insurance claims expense and a $0.4 million increase in unemployment insurance claims expense during the three months ended September 30, 2020.

Other Income. Other income decreased $1.2 million, or 32.9%, to $2.4 million during the three months ended September 30, 2020, from $3.5 million during the prior-year period. The decrease was due to a $0.8 million decrease in late charges as a result of low delinquency levels, a $0.2 million decrease in interest income from restricted cash, a $0.1 million decrease in commissions earned from the sale of our auto club product, and lower payment deferral fees of $0.1 million. Late charges of $1.5 million and $2.3 million represented 63.0% and 64.5% of total other income for the three months ended September 30, 2020 and the prior-year period, respectively. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account. Annualized other income represented 0.9% and 1.4% of average net finance receivables during the three months ended September 30, 2020 and the prior-year period, respectively.

Provision for Credit Losses. Our provision for credit losses decreased $2.4 million, or 9.9%, to $22.1 million during the three months ended September 30, 2020, from $24.5 million during the prior-year period. The decrease was due to a macroeconomic reserve release of $1.5 million, a decrease in net credit losses of $0.7 million primarily due to historically low delinquency levels, and $0.2 million less provision for portfolio growth compared to the prior-year period. The annualized provision for credit losses as a percentage of average net finance receivables during the three months ended September 30, 2020 was 8.6%, compared to 9.5% during the prior-year period.

The decrease in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. The following table illustrates the impacts to the allowance for credit losses and the related allowance as a percentage of net finance receivables for the periods indicated:

QTD
In thousands	3Q 20
Beginning balance	$142,000
COVID reserve build / (release)	(1,500)
Change due to portfolio growth / (liquidation)	3,500
Ending balance	$144,000
Allowance for credit losses as a percentage of net finance receivables	13.6%

Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of September 30, 2020, which incorporated the potential impact that the COVID-19 pandemic could have on the U.S. economy. Our forecast utilized economic projections from a major rating service and considered several macroeconomic stress scenarios. Our final forecast assumed elevated unemployment in 2020 with a gradual decline to 9% by the end of 2021. The severity and duration of our macroeconomic assumptions remained relatively consistent with the model as of June 30, 2020. The macroeconomic scenario was adjusted for the potential benefits of internal borrower assistance programs. During the three months ended September 30, 2020, our provision for credit losses included a macroeconomic reserve release of $1.5 million, offset by a $3.5 million increase in the allowance, primarily due to portfolio growth. We ended the third quarter of 2020 with an allowance for credit losses of $144.0 million, or 13.6% of net finance receivables, inclusive of $31.9 million of COVID-19 related reserves, or 3.0% of net finance receivables.

Net Credit Losses. Net credit losses decreased $0.7 million, or 3.5%, to $20.1 million during the three months ended September 30, 2020, from $20.8 million during the prior-year period. The decrease was primarily due to historically low delinquency levels. Annualized net credit losses as a percentage of average net finance receivables were 7.8% during the three months ended September 30, 2020, compared to 8.1% during the prior-year period.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables improved to 4.7% as of September 30, 2020 from 6.5% as of September 30, 2019, even as borrower assistance usage returned to pre-pandemic levels and government stimulus diminished. We proactively adjusted our underwriting criteria in March of 2020 to adapt to the new environment and have continued to originate loans with enhanced lending criteria. As we have progressed through the pandemic and acquired additional data, we have continued to update and sharpen our underwriting standards and have paid close attention to certain geographies and industries that have been most affected by the virus and economic disruption.

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

The percentage of customer accounts that utilized borrower assistance programs during the three months ended September 30, 2020 returned to pre-pandemic levels, as illustrated in the table below. We are confident that these programs are having their intended effect and, in combination with government stimulus measures, have acted as an important bridge for our customers during the pandemic.

	2020 Delinquency and Borrower Assistance Trend
In thousands	January	February	March	April	May	June	July	August	September
30+ day delinquency	$84,545	$79,480	$72,357	$57,311	$51,472	$49,535	$46,320	$47,835	$49,938
30+ day delinquency	7.5%	7.1%	6.6%	5.4%	5.0%	4.8%	4.5%	4.6%	4.7%
Borrower assistance program usage (1)	2.3%	2.2%	2.3%	5.8%	3.1%	2.3%	2.1%	1.6%	2.1%

(1)	Percentage of customer accounts that utilized borrower assistance programs during the month.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	3Q 20		3Q 19
Current	$929,778	87.8%	$896,051	83.9%
1 to 29 days past due	79,838	7.5%	102,120	9.6%
Delinquent accounts
30 to 59 days	16,105	1.5%	23,058	2.2%
60 to 89 days	11,014	1.0%	16,240	1.5%
90 to 119 days	8,375	0.8%	11,797	1.1%
120 to 149 days	7,967	0.8%	9,728	0.9%
150 to 179 days	6,477	0.6%	8,092	0.8%
Total contractual delinquency	$49,938	4.7%	$68,915	6.5%
Total net finance receivables	$1,059,554	100.0%	$1,067,086	100.0%

	Contractual Delinquency by Product
In thousands	3Q 20		3Q 19
Small loans	$22,904	6.0%	$36,719	8.1%
Large loans	25,489	3.9%	28,852	5.0%
Automobile loans	337	6.9%	1,153	9.5%
Retail loans	1,208	7.6%	2,191	8.4%
Total contractual delinquency	$49,938	4.7%	$68,915	6.5%

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $3.6 million, or 8.9%, to $43.8 million during the three months ended September 30, 2020, from $40.2 million during the prior-year period. Our operating expense ratio increased to 17.0% during the three months ended September 30, 2020, from 15.5% during the prior-year period. The year-over-year increase in expenses was primarily due to the following: $0.9 million less in deferred loan origination costs, which increased personnel expense; $0.9 million in additional marketing expense to support growth initiatives; $0.8 million of non-operating severance expense to adjust our workforce and reposition the business for future growth; and $0.8 million of incremental costs related to our 10 net new branches that have opened since the prior-year period. These expense increases impacted our operating expense ratio by 130 basis points for the three months ended September 30, 2020. We expect our operating expense ratio to remain elevated until our net finance receivables return to pre-COVID levels. The absolute dollar increases in general and administrative expenses are explained in detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $2.4 million, or 10.2%, to $26.2 million during the three months ended September 30, 2020, from $23.8 million during the prior-year period. We deferred $0.9 million less in loan origination costs compared to the prior-year period, which increased personnel expense. Additionally, we incurred $0.8 million of non-operating severance expense related to workforce actions and $0.3 million of increased personnel expenses related to our 10 net new branches that have opened since the prior-year period.

Occupancy. Occupancy expenses increased $0.5 million, or 7.6%, to $6.9 million during the three months ended September 30, 2020, from $6.4 million during the prior-year period. During the three months ended September 30, 2020, occupancy expenses increased due to a $0.2 million increase in COVID-19 related expenses and the $0.2 million impact of our 10 net new branches that opened since the prior-year period.

Marketing. Marketing expenses increased $0.9 million, or 35.5%, to $3.2 million during the three months ended September 30, 2020, from $2.4 million during the prior-year period. The increase was primarily due to increased activity in our direct mail campaigns to support growth from existing and expanded segments of our risk-response model, which we believe will generate attractive risk-adjusted returns.

We restarted our marketing campaigns in the second quarter after reviewing our credit models and tightening our underwriting parameters where appropriate. As a result, we experienced a rebound in our direct mail and digital volume in June and a larger increase in the third quarter. We ended the third quarter with $75.0 million of direct mail and digital originations, nearly tripling second quarter results and returning to levels last seen in the fourth quarter of 2019.

Our confidence in restarting and continuing our marketing program is based on our data-driven approach to managing our risk, which is essential, particularly during periods of market volatility. We manage this risk through our custom risk and response scorecards, analysis of early payment activity, and detailed geographic and customer segmentation. This disciplined approach ensures that incremental direct mail loan volume is capable of absorbing credit losses at two to three times our historical levels while still providing positive contribution margin. As a result, we expect to maintain an increased level of marketing spend in the fourth quarter of 2020.

Other Expenses. Other expenses decreased $0.2 million, or 2.2%, to $7.4 million during the three months ended September 30, 2020, from $7.6 million during the prior-year period. We frequently experience increases and decreases in other expenses, including legal and settlement expenses, external fraud, collections expense, bank fees, and certain professional expenses, as we grow our loan portfolio and expand our market footprint.

Interest Expense. Interest expense on long-term debt decreased $1.0 million, or 10.1%, to $9.3 million during the three months ended September 30, 2020, from $10.3 million during the prior-year period. The decrease was primarily due to a decrease in our average cost of debt and a decrease in the average balance of our long-term debt facilities. The annualized average cost of our total long-term debt decreased 0.31% to 5.48% during the three months ended September 30, 2020, from 5.79% during the prior-year period, primarily reflecting the lower rate environment.

Income Taxes. Income taxes increased $0.1 million, or 1.3%, to $4.2 million during the three months ended September 30, 2020, from $4.1 million during the prior-year period. The increase was primarily due to an increase in the effective tax rate. Our effective tax rates were 27.0% and 24.6% for the three months ended September 30, 2020 and the prior-year period, respectively. The increase in effective tax rate for the three months ended September 30, 2020 compared to the prior-year period was primarily related to the impact of margin tax within the state of Texas that is based on gross income, rather than net income, and non-deductible executive compensation (including executive transition costs) under Internal Revenue Code Section 162(m) that is not correlated to income before taxes.

Comparison of the Nine Months Ended September 30, 2020, Versus the Nine Months Ended September 30, 2019

Net Income. Net income decreased $16.7 million, or 57.4%, to $12.4 million during the nine months ended September 30, 2020, from $29.0 million during the prior-year period. The decrease was due to an increase in provision for credit losses of $25.5 million and an increase in general and administrative expenses of $15.4 million, offset by an increase in revenue of $18.7 million, a decrease in interest expense of $1.2 million, and a decrease in income taxes of $4.3 million.

Revenue. Total revenue increased $18.7 million, or 7.3%, to $276.5 million during the nine months ended September 30, 2020, from $257.7 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $15.0 million, or 6.4%, to $248.4 million during the nine months ended September 30, 2020, from $233.4 million during the prior-year period. The increase was primarily due to a 9.2% increase in average net finance receivables, offset by a 0.8% decrease in average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Nine Months Ended			Average Yields for the Nine Months Ended
In thousands	YTD 20	YTD 19	YoY % Inc (Dec)	YTD 20	YTD 19	YoY % Inc (Dec)
Small loans	$413,051	$436,432	(5.4)%	36.9%	38.1%	(1.2)%
Large loans	628,173	494,880	26.9%	27.7%	27.6%	0.1%
Automobile loans	6,971	18,327	(62.0)%	13.9%	14.8%	(0.9)%
Retail loans	20,094	28,568	(29.7)%	18.2%	18.8%	(0.6)%
Total interest and fee yield	$1,068,289	$978,207	9.2%	31.0%	31.8%	(0.8)%

Small loan yields decreased 1.2% compared to the prior-year period as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Large loan yields increased 0.1% due to adjusted pricing that reflects current market conditions.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that the large loan portfolio’s percentage of the total portfolio will continue to increase in the future. Over time, this will change our product mix, which will reduce our total interest and fee yield.

We continue to originate new loans with enhanced lending criteria. Demand for our loan products has continued to recover, as total originations increased to $109.4 million in September, from a low of $35.3 million in April. The year-over-year change in originations consistently improved over the past five months, with September originations increasing 7% year-over-year. The following tables represent the amount of loan originations and refinancing, net of unearned finance charges:

	2020 Net Loans Origination Trend
In thousands	January	February	March	April	May	June	July	August	September
Net loans originated	$76,222	$77,151	$75,872	$35,311	$57,870	$78,971	$92,895	$105,759	$109,433
Year-over-year change	(0.2)%	12.0%	2.1%	(64.8)%	(57.7)%	(29.5)%	(26.9)%	(11.5)%	6.9%

	Net Loans Originated
In thousands	YTD 20	YTD 19	YTD $ Inc (Dec)	YTD % Inc (Dec)
Small loans	$343,421	$481,314	$(137,893)	(28.6)%
Large loans	358,748	420,276	(61,528)	(14.6)%
Retail loans	7,315	15,797	(8,482)	(53.7)%
Total net loans originated	$709,484	$917,387	$(207,903)	(22.7)%

The following table summarizes the components of interest and fee income:

	Components of Increase in Interest and Fee Income
	YTD 20 Compared to YTD 19
	Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Total
Small loans	$(6,682)	$(3,982)	$213	$(10,451)
Large loans	27,631	317	85	28,033
Automobile loans	(1,260)	(117)	72	(1,305)
Retail loans	(1,197)	(135)	40	(1,292)
Product mix	3,000	(2,041)	(959)	—
Total increase in interest and fee income	$21,492	$(5,958)	$(549)	$14,985

The $15.0 million increase in interest and fee income during the nine months ended September 30, 2020 from the prior-year period was primarily driven by finance receivables growth, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average net finance receivables.

Insurance Income, Net. Insurance income, net increased $6.2 million, or 43.4%, to $20.5 million during the nine months ended September 30, 2020, from $14.3 million during the prior-year period. Annualized insurance income, net represented 2.6% and 1.9% of average net finance receivables during the nine months ended September 30, 2020 and the prior-year period, respectively. During both the nine months ended September 30, 2020 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. The largest individual components of direct insurance expenses were life insurance claims and non-file insurance claims expenses during the nine months ended September 30, 2020 and the prior-year period, respectively.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses
In thousands	YTD 20	YTD 19	YoY $ B(W)	YoY % B(W)
Earned premiums	$31,239	$25,251	$5,988	23.7%
Claims, reserves, and certain direct expenses	(10,779)	(10,985)	206	1.9%
Insurance income, net	$20,460	$14,266	$6,194	43.4%

Earned premiums increased by $6.0 million and claims, reserves, and certain direct expenses decreased $0.2 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to loan growth and adjusted pricing. Claims, reserves, and certain direct expenses were impacted by a $1.0 million reduction of non-file claims expense from the previously disclosed change in business practice to lower the utilization of non-file insurance and a $0.7 million decrease in non-file reserves due to fewer bankruptcy filings by our customers during the nine months ended September 30, 2020. These decreases were offset by a $1.2 million increase in unemployment insurance claims reserve and a $0.5 million increase in unemployment insurance claims expense.

Other Income. Other income decreased $2.4 million, or 24.3%, to $7.6 million during the nine months ended September 30, 2020, from $10.1 million during the prior-year period, due to a $1.4 million decrease in late charges as a result of low delinquency levels, a $0.5 million decrease in interest income from restricted cash, a $0.4 million decrease in commissions earned from the sale of our auto club product, and lower payment deferral fees of $0.2 million. Late charges of $5.3 million and $6.7 million represented 69.3% and 66.5% of total other income for the nine months ended September 30, 2020 and the prior-year period, respectively. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account. Annualized other income represented 0.9% and 1.4% of average net finance receivables during the nine months ended September 30, 2020 and the prior-year period, respectively.

Provision for Credit Losses. Our provision for credit losses increased $25.5 million, or 34.7%, to $99.1 million during the nine months ended September 30, 2020, from $73.6 million during the prior-year period. The increase was due to provision for credit losses related to COVID-19 of $31.9 million and an increase in net credit losses of $6.4 million, offset by $12.8 million less provision for portfolio growth in the current-year period compared to the prior-year period, primarily due to portfolio liquidation. The annualized provision for credit losses as a percentage of average net finance receivables during the nine months ended September 30, 2020 was 12.4%, compared to 10.0% during the prior-year period. The nine months ended September 30, 2020 included a 4.0% impact from the increase in provision for credit losses related to COVID-19.

The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. As a result of the adoption of the new credit loss accounting standard on January 1, 2020, through a modified-retrospective approach, we recorded an increase to the allowance for credit losses of $60.1 million and a one-time, cumulative reduction to retained earnings of $45.9 million (net of $14.2 million in taxes). Our allowance for credit losses increased from 5.5% to 10.8% as a percentage of the amortized cost basis on January 1, 2020. The CECL accounting adoption does not result in any changes in the cash flows of our financial assets, did not cause us to violate any of our existing debt covenants, and will not constrain us from funding our growth.

The following table illustrates the impacts to the allowance for credit losses and the related allowance as a percentage of net finance receivables for the periods indicated:

In thousands	January 1, 2020	1Q 20	2Q 20	3Q 20	YTD 20
Beginning balance	$62,200	$122,300	$142,400	$142,000	$62,200
Impact of CECL adoption	60,100	—	—	—	60,100
COVID reserve build / (release)	—	23,900	9,500	(1,500)	31,900
Change due to portfolio growth / (liquidation)	—	(3,800)	(9,900)	3,500	(10,200)
Ending balance	$122,300	$142,400	$142,000	$144,000	$144,000
Allowance for credit losses as a percentage of net finance receivables	10.8%	12.9%	13.9%	13.6%	13.6%

Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of September 30, 2020, which incorporated the potential impact that the COVID-19 pandemic could have on the U.S. economy. Our forecast utilized economic projections from a major rating service and considered several macroeconomic stress scenarios. Our final forecast assumed elevated unemployment in 2020 with a gradual decline to 9% by the end of 2021. The severity and duration of our macroeconomic assumptions remained relatively consistent with the model as of June 30, 2020. The macroeconomic scenario was adjusted for the potential benefits of the internal borrower assistance program. During the nine months ended September 30, 2020, our provision for credit losses was impacted by a $31.9 million increase in the allowance for credit losses related to estimated incremental credit losses on customer accounts impacted by COVID-19, offset by a $10.2 million decrease in the allowance for credit losses, primarily due to portfolio liquidation. As of September 30, 2020, our allowance for credit losses as a percentage of net finance receivables of 13.6% included 3.0% related to the $31.9 million impact from COVID-19.

Net Credit Losses. Net credit losses increased $6.4 million, or 9.1%, to $77.4 million during the nine months ended September 30, 2020, from $71.0 million during the prior-year period. The increase was primarily due to a $90.1 million increase in average net finance receivables over the prior-year period.

Annualized net credit losses as a percentage of average net finance receivables remained constant at 9.7% during the nine months ended September 30, 2020 and the prior-year period. The nine months ended September 30, 2020 also included a 0.1% impact from the $0.7 million of net credit losses that were a result of system outage costs. The nine months ended September 30, 2019 included a 0.3% impact from the $2.3 million in net credit losses resulting from the 2018 hurricane.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $15.4 million, or 13.3%, to $131.5 million during the nine months ended September 30, 2020, from $116.1 million during the prior-year period. Our operating expense ratio increased to 16.4% during the nine months ended September 30, 2020, from 15.8% during the prior-year period. Our operating expense ratio for the nine months ended September 30, 2020 included several non-operating and COVID-19 related expenses. The nine months ended September 30, 2020 included $3.1 million of executive transition costs and $0.7 million of system outage costs. We have deferred $3.1 million less in loan origination costs on reduced loan volume, which increased personnel expense for the first nine months of 2020, compared to the prior-year period. We incurred $1.9 million of costs related to our 10 net new branches that opened since the prior-year period and $1.0 million of expenses for COVID-19 related customer communications and protective measures in our branches during 2020. As we repositioned the business for future growth, we adjusted our workforce in the third quarter of 2020 and incurred $0.8 million of non-operating severance expenses. These increased expenses impacted our operating expense ratio by 130 basis points for the first nine months of 2020. We expect our operating expense ratio to remain elevated until our net finance receivables return to pre-COVID levels. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $13.9 million, or 20.2%, to $82.6 million during the nine months ended September 30, 2020, from $68.7 million during the prior-year period. Labor expense increased $5.5 million primarily due to added headcount in our branches and home office to effectively service average net finance receivables growth of 9.2% that has occurred since September 30, 2019. Capitalized loan origination costs, which reduce personnel expenses, decreased by $3.1 million compared to the prior-year period due to fewer loans originated. Personnel costs increased $3.0 million compared to the prior-year period due to executive transition costs. Additional increases include $0.9 million of personnel costs related to our 10 net new branches that opened since the prior-year period, $0.8 million of severance related to workforce actions, and corporate incentive costs of $0.6 million.

Occupancy. Occupancy expenses increased $0.1 million, or 0.7%, to $18.9 million during the nine months ended September 30, 2020, from $18.7 million during the prior-year period. During the nine months ended September 30, 2020, expenses increased due to $0.6 million of software maintenance costs, the $0.6 million impact of our 10 net new branches that opened since the prior-year period, and $0.5 million of COVID-19 related expenses. These expense increases were offset by a $1.5 million decrease in telecommunication expenses as a result of our cost management actions.

Marketing. Marketing expenses increased $0.1 million, or 1.0%, to $6.4 million during the nine months ended September 30, 2020, from $6.3 million during the prior-year period.

In the latter half of March and April 2020, we temporarily paused direct mail and digital marketing aimed at customer acquisition. We restarted our marketing campaigns in the second quarter after reviewing our credit models and tightening our underwriting parameters where appropriate. As a result, we experienced a rebound in our direct mail and digital volume in June and a larger increase in the third quarter of 2020. We ended the third quarter with $75.0 million of direct mail and digital originations, nearly tripling second quarter results and returning to levels last seen in the fourth quarter of 2019.

Our confidence in restarting and continuing our marketing program is based on our data-driven approach to managing our risk, which is essential, particularly during periods of market volatility. We manage this risk through our custom risk and response scorecards, analysis of early payment activity, and detailed geographic and customer segmentation. This disciplined approach ensures that incremental direct mail loan volume is capable of absorbing credit losses at two to three times our historical levels while still providing positive contribution margin. As a result, we expect to maintain an increased level of marketing spend in the fourth quarter of 2020.

Other Expenses. Other expenses increased $1.3 million, or 6.0%, to $23.7 million during the nine months ended September 30, 2020, from $22.3 million during the prior-year period. We incurred $0.4 million of COVID-19 related expenses during the nine months ended September 30, 2020. We frequently experience increases in other expenses, including legal and settlement expenses, external fraud, collections expense, bank fees, and certain professional expenses, as we grow our loan portfolio and expand our market footprint.

Interest Expense. Interest expense on long-term debt decreased $1.2 million, or 4.2%, to $28.6 million during the nine months ended September 30, 2020, from $29.8 million during the prior-year period. The decrease was primarily due to a decrease in our average cost of debt, offset by an increase in the average balance of our long-term debt facilities from finance receivable growth. The annualized cost of our total long-term debt decreased 0.71% to 5.23% during the nine months ended September 30, 2020, from 5.94% during the prior-year period, primarily reflecting the lower rate environment.

Income Taxes. Income taxes decreased $4.3 million, or 47.1%, to $4.9 million during the nine months ended September 30, 2020, from $9.2 million during the prior-year period. The decrease was primarily due to a decrease in income before income taxes of $21.0 million. Our effective tax rates were 28.1% and 24.0% for the nine months ended September 30, 2020 and the prior-year period, respectively. The increase in effective tax rate for the nine months ended September 30, 2020 compared to the prior year period was primarily related to the impact of margin tax within the state of Texas that is based on gross income, rather than net income, a decrease in stock compensation deductions related to the decrease in stock prices, and non-deductible executive compensation (including executive transition costs) under Internal Revenue Code Section 162(m) that is not correlated to income before taxes.

We receive a tax benefit or deficiency upon the exercise or vesting of share-based awards based on the difference in fair value of the shares at exercise or vesting compared to the grant date fair value that was recognized as share-based compensation expense. Excess tax benefits or deficiencies are recognized in provision for income taxes and impact our effective income tax rate. We recognized excess tax deficiencies for the nine months ended September 30, 2020 due to the decrease in the fair value of the shares exercised or vested during those periods.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. In connection with our plans to improve our technology and digital infrastructure and to expand our branch network in future years, we expect to incur approximately $11.0 million to $14.0 million of expenditures annually. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facility, and asset-backed securitization transactions, all of which are described below. We had a funded debt-to-equity ratio (long-term debt divided by total stockholders’ equity) of 2.6 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 26.3% as of September 30, 2020.

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

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving periods of our warehouse credit facility and RMIT 2018-2, RMIT 2019-1, and RMIT 2020-1 securitizations (each as described below) end in April 2021, December 2020, October 2021, and September 2023, respectively. There can be no assurance that we will be able to secure an extension of the warehouse credit facility or close additional securitization transactions if and when needed in the future. We are continuing to seek ways to diversify our long-term funding sources.

Share Repurchase and Dividends.

In October 2020, the Board authorized a share repurchase program of up to $30 million of the Company’s outstanding shares of common stock. Also in October 2020, the Company announced that the Board initiated and declared a quarterly cash dividend of $0.20 per share. The timing and amount of any future common stock repurchases and future cash dividends is uncertain and will be based on an evaluation of a number of factors, including, but not limited to, market conditions, the Company’s financial condition, and the Company’s liquidity. See Note 11, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding these programs.

Cash Flow.

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2020 was $125.1 million, compared to $114.9 million provided by operating activities during the prior-year period, a net increase of $10.2 million. The increase was primarily due to the growth in our business described above, which produced an increase in net income, before provision for credit losses.

Investing Activities. Investing activities consist of originations and purchases of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities was $6.6 million, a decrease of $179.3 million compared to net cash used in investing activities of $185.9 million during the prior-year period. The decrease in cash used was primarily due to decreased net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. During the nine months ended September 30, 2020, net cash used in financing activities was $112.5 million, an increase of $179.1 million compared to net cash provided by financing activities of $66.6 million during the prior-year period. The increase in cash used was primarily a result of an increase in net payments on debt instruments of $191.4 million, and a $2.1 million increase in debt issuance costs and taxes, offset by a $14.4 million decrease in the repurchase of common stock.

Financing Arrangements.

Senior Revolving Credit Facility. In September 2019, we amended and restated our senior revolving credit facility to, among other things, increase the availability under the facility from $638 million to $640 million and extend the maturity of the facility from June 2020 to September 2022. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (84% of eligible secured finance receivables, 79% of eligible unsecured finance receivables, and 59% of eligible delinquent renewals as of September 30, 2020). As of September 30, 2020, we had $189.1 million of available liquidity under the facility and held $4.3 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 0.15% and 1.76% at September 30, 2020 and December 31, 2019, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. We pay an unused line fee between 0.375% and

0.65% based upon the average outstanding balance of the facility. See Note 11, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding the amendment of this facility following the end of the quarter.

Our long-term debt under the senior revolving credit facility was $228.5 million as of September 30, 2020. In advance of its September 2022 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

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

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $43.3 million and $39.4 million as of September 30, 2020 and December 31, 2019, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation. Distributions from the SPEs to us are permitted under the debt arrangements.

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

Revolving Warehouse Credit Facility. In October 2019, we and our wholly-owned SPE, RMR II, amended the credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to April 2021 and April 2022, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. In August 2020, we and RMR II amended the credit agreement to, among other things, permit RMR II to pledge electronic contracts as collateral in the revolving warehouse credit facility. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). The three-month LIBOR was 0.23% and 1.91% at September 30, 2020 and December 31, 2019, respectively. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. As of September 30, 2020, our long-term debt under the credit facility was $31.0 million.

RMIT 2018-1 Securitization. In June 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2018-1, completed a private offering and sale of $150 million of asset-backed notes. Prior to maturity in July 2027, we could redeem the notes in full, but not in part, at our option on any remaining note payment date. In September 2020, we and RMR III exercised the right to make an optional principal repayment in full, and in connection with such prepayment, the securitization terminated in September 2020.

RMIT 2018-2 Securitization. In December 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2018-2, completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-2. The notes have a revolving period ending in December 2020, with a final maturity date in January 2028. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes will be made during the revolving period. As of September 30, 2020, our long-term debt under the securitization was $130.3 million.

RMIT 2019-1 Securitization. In October 2019, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2019-1, completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2019-1. The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.17%. Prior to maturity in November 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period. As of September 30, 2020, our long-term debt under the securitization was $130.2 million. See Note 11, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding the amendment of this facility following the end of the quarter.

RMIT 2020-1 Securitization. In September 2020, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2020-1, completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at a weighted-average rate of 2.85%. Prior to maturity in October 2030, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period. As of September 30, 2020, our long-term debt under the securitization was $180.1 million.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At September 30, 2020, we were in compliance with all debt covenants.

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

Restricted Cash Reserve Accounts.

Revolving Warehouse Credit Facility. The credit agreement governing the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the eligible pool balance of the facility. As of September 30, 2020, the warehouse facility cash reserve requirement totaled $0.4 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $3.0 million as of September 30, 2020.

RMIT 2018-2 Securitization. As required under the transaction documents governing the RMIT 2018-2 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $12.1 million as of September 30, 2020.

RMIT 2019-1 Securitization. As required under the transaction documents governing the RMIT 2019-1 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $13.6 million as of September 30, 2020.

RMIT 2020-1 Securitization. As required under the transaction documents governing the RMIT 2020-1 securitization, we deposited $1.9 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $14.5 million as of September 30, 2020.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of September 30, 2020, cash reserves for reinsurance were $9.9 million.

Interest Rate Caps.

As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of September 30, 2020, we held three interest rate cap contracts with an aggregate notional principal amount of $450.0 million. The interest rate caps have maturities of April 2021 ($200.0 million, 3.50% strike rate), March 2023 ($100.0 million, 1.75% strike rate), August 2023 ($50.0 million, 0.50% strike rate), and October 2023 ($100.0 million, 0.50% strike rate). As of September 30, 2020, the one-month LIBOR was 0.15%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate.

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

Recently Issued Accounting Standards

See Note 2, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables either at prevailing market rates or at statutory limits. Our finance receivables are structured on a fixed-rate, fixed-term basis. Accordingly, subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.1 times per year from payments, renewals, and net credit losses. Because our large loans have longer maturities than our small loans and typically renew at a slower rate than our small loans, the rate of turnover of the loan portfolio may change as our large loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of September 30, 2020, the interest rates on 62.9% of our long-term debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At September 30, 2020, the balances of the senior revolving credit facility and the revolving warehouse credit facility were $228.5 million and $31.0 million, respectively.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Borrowings under the revolving warehouse credit facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). As of September 30, 2020, the LIBOR rates under the senior revolving credit facility and the revolving warehouse credit facility were 0.15% and 0.23%, respectively.

We have purchased interest rate caps to manage the risk associated with an aggregate notional $450.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR and reimburse us for the difference when the one-month LIBOR exceeds the strike rate. The interest rate caps have maturities of April 2021 ($200.0 million, 3.50% strike rate), March 2023 ($100.0 million, 1.75% strike rate), August 2023 ($50.0 million, 0.50% strike rate), and October 2023 ($100.0 million, 0.50% strike rate).

Effective interest rates for borrowings under the senior revolving credit facility and the revolving warehouse credit facility were 5.02% and 4.72%, respectively, for the nine months ended September 30, 2020, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at September 30, 2020, an increase of 100 basis points in LIBOR rates would result in approximately $0.6 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. Our interest rate cap coverage at September 30, 2020 would reduce this increased expense by approximately $1.0 million on an annual basis.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

Other than the risk factors set forth below, there have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020. In addition to the risk factors below and the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (which was filed with the SEC on March 16, 2020) and in Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 (which was filed with the SEC on May 8, 2020) and June 30, 2020 (which was filed with the SEC on August 7, 2020), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

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

Governmental authorities have taken, and may continue to take, unprecedented actions in an attempt to limit the spread of the pandemic, including social distancing requirements, stay-at-home orders, quarantines, closure of non-essential businesses, face mask mandates, and building capacity limitations. Such actions negatively impact overall economic activity within the United States and may have material and direct adverse consequences on our business. While COVID-19 restrictions have lessened in many states, there is no guarantee that more stringent measures will not be employed in the future. Our business has generally been classified by government authorities as an essential business allowed to remain open during COVID-19 mandated business closures. However, in April, we were required to temporarily close our branches in the state of New Mexico, which have since re-opened, when the governor issued an executive order to close non-essential businesses that excluded consumer finance companies like us from the definition of “essential business.” We have also experienced temporary closure of multiple locations due to company-initiated quarantine measures. We may choose, or be required by government agencies, to close these same or other locations in the future due to quarantine or other health and/or safety concerns. Such government- and company-initiated closures have had, and may in the future have, a negative impact on our ability to originate and service customer accounts and an adverse effect on our results of operations. Additional or prolonged branch closures could intensify these negative impacts. We have also implemented social distancing and additional health and safety measures within our branches and may choose, or be required by government agencies, to implement additional safeguards related to COVID-19 containment in the future that could increase our operating costs and have a negative economic impact on our business.

As a result of the economic downturn related to the pandemic, our branches have experienced a decrease in customer traffic and product demand. We continue to use our custom scorecards, as well as our legacy internal metrics and data, to manage lending and loan renewal criteria. In light of the heightened unemployment rate within the United States, we expect higher levels of delinquencies and credit losses on outstanding finance receivables over time. Negative impacts to our loan growth, collections, and delinquency could adversely impact our revenues and other results of operations. In addition, we have scaled back on investment in new branches, non-critical hiring, and certain other spending until conditions begin to rebound, all of which may negatively impact our ability to grow our customer base and business.

In light of the COVID-19 pandemic, we are relying more heavily on online operations for customer access and telework for certain of our team members, including certain members of our home office and field leadership staff. We are also continuing efforts to expand our capabilities for branch team members to work from home to the extent permitted under applicable laws in the event new stay-at-home mandates are imposed. We also now provide full remote origination capabilities. However, if we experience disruptions in our online operations, including our remote origination capabilities, or are unable to timely expand our remote working infrastructure in response to continued, renewed, or increased COVID-19 restrictions, we may be unable to timely and effectively service accounts and perform key business functions. Disruptions in our business could also result from the inability of key personnel and/or a significant portion of our workforce to fulfill their duties due to COVID-19 related illness or restriction. We maintain business continuity plans, but there is no assurance that such plans will effectively mitigate the risks posed by the pandemic.

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

Our continued growth is also dependent, in part, on the skills, experience, and efforts of our executive officers and senior management. As previously announced, our former Executive Vice President and Chief Financial Officer, Donald E. Thomas, retired from Regional in the third quarter of 2019, our former Executive Vice President and Chief Credit Risk Officer, Daniel J. Taggart, stepped down from his position at Regional in the first quarter of 2020, and the employment of Peter R. Knitzer, our former President and Chief Executive Officer, was terminated in the first quarter of 2020. Robert W. Beck, who initially succeeded Mr. Thomas as our Chief Financial Officer through March 2020, subsequently succeeded Mr. Knitzer and now serves as our President and Chief Executive Officer. Michael S. Dymski serves as our Vice President, interim Chief Financial Officer, and Chief Accounting Officer, and Manish Parmar serves as our Executive Vice President and Chief Credit Risk Officer. As previously announced, in September 2020, the Board of Directors appointed Harpreet Rana as our Executive Vice President and Chief Financial Officer, effective as of the date she commences employment, which is expected to be on or about November 23, 2020.  Also as previously announced, in September 2020, Brian J. Fisher, who previously served as our Executive Vice President, General Counsel, and Secretary, transitioned to the role of Executive Vice President and Chief Strategy and Development Officer, and Catherine R. Atwood, who previously served as our Vice President, Deputy General Counsel, and Chief Compliance Officer, succeeded Mr. Fisher as our Senior Vice President, General Counsel, and Secretary.

We may not be successful in retaining the other members of our executive or senior management team or our other key employees. The loss of the services of any of our executive officers, senior management, or key team members, including state vice presidents, or the inability to attract additional qualified personnel as needed, could have an adverse effect on our business, financial condition, and results of operations. We also depend on our district supervisors to supervise, train, and motivate our branch employees. These supervisors have significant experience with our company and within our industry, and would be difficult to replace. If we lose a district supervisor to a competitor, we could also be at risk of losing other employees and customers. Finally, the transition process resulting from recently filling senior management positions may be disruptive to our business and operations.

There can be no assurance of our ability to declare and pay cash dividends in future periods.

On October 29, 2020, we announced that our Board of Directors initiated and declared a quarterly cash dividend of $0.20 per share. The initial dividend will be paid on December 4, 2020 to shareholders of record as of the close of business on November 17, 2020. We intend to pay a quarterly cash dividend for the foreseeable future; however, the declaration, amount, and payment of any future cash dividends on shares of our common stock will be at the discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay cash dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior revolving credit facility. A reduction or elimination of our dividend payments in the future could have a negative effect on our stock price.

ITEM 6.	EXHIBITS.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

4.1	Indenture, dated September 23, 2020, by and among Regional Management Issuance Trust 2020-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank.		8-K	001-35477	4.1	9/29/20

10.1	Employment Agreement, dated July 1, 2020, between John D. Schachtel and Regional Management Corp.		8-K	001-35477	10.1	7/8/20

10.2

Omnibus Amendment, dated as of August 18, 2020, by and among Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, Regional Finance Corporation of Alabama, Regional Finance Company of Georgia, LLC, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, Regional Finance Corporation of South Carolina, Regional Finance Corporation of Tennessee, Regional Finance Corporation of Texas, Regional Finance Company of Virginia, LLC, Regional Finance Corporation of Wisconsin, Regional Finance Corporation of North Carolina, Regional Finance Company of Missouri, LLC, Regional Management North Carolina Receivables Trust, and Wells Fargo Bank, National Association, as administrative agent, as acknowledged and agreed to by Wells Fargo Bank, National Association, as Class A committed lender, Class B committed lender, Class A lender agent, and Class B lender agent, Credit Suisse AG, Cayman Islands Branch, as Class A committed lender and Class B committed lender, GIFS Capital Company, LLC, as Class A conduit lender and Class B conduit lender, Alpine Securitization Ltd., as Class A conduit lender and Class B conduit lender, Credit Suisse AG, New York Branch, as Class A lender agent and Class B lender agent, and Wells Fargo Bank, National Association, not in its individual capacity but solely as account bank, image file custodian, and backup servicer.

		X

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.3	Sale and Servicing Agreement, dated September 23, 2020, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2020-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2020-1A SUBI.		8-K	001-35477	10.1	9/29/20

10.4	Form of Key Team Member Incentive Program		8-K	001-35477	10.2	9/29/20

10.5	Employment Agreement, dated September 30, 2020, between Harpreet Rana and Regional Management Corp.		8-K	001-35477	10.1	9/30/20

10.6	Employment Agreement, dated September 30, 2020, between Brian J. Fisher and Regional Management Corp.		8-K	001-35477	10.2	9/30/20

10.7	Employment Agreement, dated September 30, 2020, between Catherine R. Atwood and Regional Management Corp.	X

10.8

Supplemental Indenture, dated October 30, 2020, by and among Regional Management Issuance Trust 2019-1, as issuer, Regional Management Corp., as servicer, and Wells Fargo Bank, National Association, as indenture trustee.

		X

10.9

Amendment No. 1 to Sale and Servicing Agreement, dated October 30, 2020, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, Regional Management Issuance Trust 2019-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2019-1A SUBI.

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

REGIONAL MANAGEMENT CORP.

Date: November 5, 2020	By:	/s/ Michael S. Dymski
Michael S. Dymski, Vice President, Interim Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Officer)