Form 10-K
period 2020-12-31
Regional Management Corp.
filed 2021-02-25
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $163,721,122 based upon the closing sale price as reported on the New York Stock Exchange. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.

As of February 23, 2021, there were 10,866,360 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

Regional Management Corp.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2020

Forward-Looking Statements

Each of the terms “Regional,” the “Company,” “we,” “us,” and “our” as used herein refers collectively to Regional Management Corp. and its wholly-owned subsidiaries, unless otherwise stated.

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, certain statements and disclosures contained in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, plans and objectives of management, representations, and contentions, and are not historical facts. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “would,” “should,” “could,” “intend,” “expect,” “plan,” “project,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” and similar words, although some forward-looking statements are expressed differently. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The forward-looking statements included herein reflect and contain management’s current judgment, and involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The COVID-19 pandemic may also magnify many of these risks and uncertainties. We do not intend to update any of these forward-looking statements or publicly announce the results of or any revisions to these forward-looking statements, other than as is required under the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 1

Part I

ITEM 1.	BUSINESS.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. We operate under the name “Regional Finance” in 365 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, serving 410,300 active accounts, as of December 31, 2020. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our multiple channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans. Our small loans and large loans are our core loan products and are the drivers of our growth.

•

Small Loans – We offer small installment loans with cash proceeds to customers ranging from $500 to $2,500, with terms of up to 48 months. Our small loans are typically secured by non-essential household goods and/or, to a lesser extent, a lien on a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle. As of December 31, 2020, we had 251,800 small loans outstanding representing $403.1 million in finance receivables, or an average of approximately $1,600 per loan. In 2020, 2019, and 2018, interest and fee income from small loans contributed $151.5 million, $168.4 million, and $156.6 million, respectively, to our total revenue.

•

Large Loans – We offer large installment loans with cash proceeds to customers generally ranging from $2,501 to $25,000, with terms between 18 and 60 months. Our large loans are typically secured by non-essential household goods and/or a vehicle. As of December 31, 2020, we had 147,400 large loans outstanding representing $715.2 million in finance receivables, or an average of approximately $4,900 per loan. In 2020, 2019, and 2018, interest and fee income from large loans contributed $179.4 million, $145.1 million, and $111.1 million, respectively, to our total revenue.

•

Retail Loans – We offer indirect retail loans of up to $7,500, with terms between 6 and 48 months, which are secured by the purchased items. These loans are offered at the point of sale through a network of retailers within and, to a limited extent, outside of our branch footprint. As of December 31, 2020, we had 10,400 retail loans outstanding representing $14.1 million in finance receivables, or an average of approximately $1,400 per loan. In 2020, 2019, and 2018, interest and fee income from retail loans contributed $3.4 million, $5.3 million, and $6.0 million, respectively, to our total revenue.

•

Optional Payment and Collateral Protection Insurance Products – We offer our customers optional payment and collateral protection insurance relating to many of our loan products. In 2020, 2019, and 2018, insurance income, net contributed $28.3 million, $20.8 million, and $14.8 million, respectively, to our total revenue.

Through November 2017, we also offered direct and indirect automobile purchase loans of up to $27,500. We ceased originating automobile purchase loans in November 2017, but we continue to own and service the loans that we previously originated. As of December 31, 2020, we had 700 automobile loans outstanding representing $3.9 million in finance receivables, or an average of approximately $5,200 per loan. In 2020, 2019, and 2018, interest and fee income from automobile loans contributed $0.9 million, $2.4 million, and $6.4 million, respectively, to our total revenue.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 2

customers access to credit through our affordable, easy-to-understand small, large, and retail loan products, which we price on fair terms in consideration of the associated credit risk and servicing costs.

The average annual percentage rate (“APR”) of our small loans originated in 2020 was 42.1%. Our large loans, which are reserved for higher credit quality customers who meet more stringent underwriting requirements than those applied to small loan applicants, had an average APR of 30.1% for loans originated in 2020. We believe that the rates on our products are significantly more attractive than many other credit options available to our customers, such as payday, pawn, and title loans, which often come with APRs over 300%. Our loans are also safer and more favorably structured than loans offered by alternative financial service providers. We underwrite our loans based on an applicant’s ability to repay, whereas payday, pawn, and title loans are typically underwritten based on an ability to collect, either through access to the borrower’s bank account or by repossession and sale of collateral. We also structure our loans on a fixed-rate, fixed-term basis with fully amortizing, equal monthly installment payments that are designed to be affordable for our customers and made over an average term of 22 months and 45 months for small and large loans, respectively (for loans originated in 2020). By comparison, payday, pawn, and title loans typically have balloon payments following short terms of 14 to 60 days.

Importantly, we further differentiate ourselves from alternative financial service providers by reporting our customers’ payment performance to credit bureaus. This practice provides our customers with the opportunity to improve their credit profile by establishing a responsible payment history with us and, ultimately, to gain access to a wider range of credit options, including our own. For example, in 2020, we worked with many of our deserving customers to refinance nearly 31,000 of our customers’ small loans into large loans, representing $155.9 million in finance receivables at origination, and resulting in a decrease in these customers’ average APR from 42.5% to 31.4%. We also believe that, over time, many of our customers transition away from our company to prime sources of credit.

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

Business Model

Multiple Channel Platform. Our multiple channel platform, which includes our branches, direct mail campaigns, digital partners, retailers, and our consumer website, enables us to offer a range of loan products to new, existing, and former customers throughout our markets. We began building our branch network over 30 years ago and have expanded the network to 365 branches as of December 31, 2020. Our branch personnel market our products in a number of ways, including through a merchant referral program, customer referrals, direct telephone and mail solicitations of current and former customers, and by leveraging our direct mail program. Our direct mail campaigns include mailings of pre-screened convenience checks, pre-qualified offers, and invitations to apply, which enable us to market our products to millions of current and potential customers in a cost-effective manner. We have also developed our consumer website and partnered with digital lead generation sources to promote our products and facilitate loan applications via the internet. Finally, we have relationships with retailers that offer our retail loans in their stores at the point of sale. We believe that our multiple channel platform provides us with a competitive advantage by giving us broad access to our existing and former customers and multiple avenues to attract new customers.

Attractive Products for Customers with Limited Access to Credit. Our flexible loan products, generally ranging from $500 to $25,000 with terms of up to 60 months, are competitively priced, easy to understand, and incorporate features designed to meet the varied financial needs and credit profiles of a broad range of consumers. This product diversity distinguishes us from monoline competitors and provides us with the ability to offer our customers new loan products as their credit profiles evolve, building customer loyalty and increasing the overall value of customer relationships.

Integrated Branch Model. Our branch network serves as the foundation of our multiple channel platform and the primary point of contact with our customers. More than 80% of our loan originations in 2020 occurred in one of our branch locations, and nearly all loans, regardless of origination channel, are serviced through our branches, allowing us to maintain frequent, in-person contact with our customers. By integrating loan origination and loan servicing at the branch level, our employees are able to maintain a relationship with our customers throughout the life of a loan. We believe this frequent-contact, relationship-driven lending model provides greater insight into potential payment difficulties, reduces credit risk, and allows us to assess the borrowing needs of our customers, better enabling us to offer them new loan products as their credit profiles and needs evolve.

Consistent Portfolio Performance. Over the past several years, we have sharpened our focus on credit quality by investing in highly-qualified personnel, refining underwriting practices, developing custom credit scorecards, streamlining procedures,

Regional Management Corp. | 2020 Annual Report on Form 10-K | 3

automating underwriting decisions, and improving reporting capabilities. These investments allow us to better control the credit quality of our portfolio, maintain compliance with evolving state and federal law, and react quickly whenever market dynamics may change. We have also expanded our centralized collections department and provided our branches with improved collections tools, training, and incentives. As a result of these efforts and practices, between 2016 and 2020, we reported annual net credit loss rates in a relatively narrow band of 8.9% to 9.5% of average net finance receivables.

Demonstrated Organic Growth. We have grown our total finance receivables by 78.2%, from $637.6 million at December 31, 2015 to $1,136.3 million at December 31, 2020, a compound annual growth rate (“CAGR”) of 12.2%. More importantly, we have grown our core small loan and large loan finance receivables by 126.7%, from $493.2 million at December 31, 2015 to $1,118.3 million at December 31, 2020, a CAGR of 17.8%. This receivables growth has driven a revenue increase of 72.1%, from $217.3 million in 2015 to $373.9 million in 2020, a CAGR of 11.5%. Our portfolio growth has come from expanding our branch network, growing our finance receivable portfolios within existing branches, and developing new products and channels, including through digital lead generation. From 2016 to 2020, we grew our year-end branch count from 331 branches to 365 branches. Historically, our branches have rapidly increased their outstanding finance receivables during the early years of operations and generally achieved profitability within one year of opening.

Experienced Management Team. Our executive and senior operations management teams consist of individuals experienced in installment lending and other consumer finance services. Both our Chief Executive Officer and our Chief Operating Officer have over 30 years of experience in consumer financial services, our Chief Financial Officer has over 20 years of financial services experience, with extensive skills related to capital and credit management, and our Chief Credit Risk Officer has over 15 years of financial and consumer lending experience, including expertise in credit risk management. As of December 31, 2020, our state operations vice presidents averaged nearly 26 years of industry experience and 9 years of service at Regional, while our district supervisors averaged more than 21 years of industry experience and nearly 7 years of service with Regional. Our executive and senior operations management team members intend to leverage their experience and expertise in consumer lending to grow our business, deliver high-quality service to our customers, and carefully manage our credit risk.

Strategies

Grow Our Branch Network. We intend to continue to grow the receivables, revenue, and profitability of our existing branches, to open new branches within our existing geographic footprint, and to expand our operations into new states. Establishing local contact with our customers through our branch network is key to our frequent-contact, relationship-driven lending model. We believe that there remains substantial opportunity to grow the finance receivable portfolios of our existing branches by continuing our focus on large loan originations and by cross-selling new loan products to our existing customers, including those customers with retail loans. In addition, from 2016 to 2020, we opened 34 net new branches, and in 2018, we opened our first branches in Missouri and Wisconsin. We expect that as our newer branches mature, their revenue will grow faster than our overall same-store revenue growth rate. We believe there is sufficient demand for consumer finance services to continue new branch openings in certain of the states where we currently operate, allowing us to capitalize on our existing infrastructure and experience in these markets. We also intend to explore opportunities for growth in states outside of our existing geographic footprint that enjoy favorable operating environments. We plan to expand our operations to Illinois in the second quarter of 2021 and to four or five additional states in the approximately 18 months thereafter. Our competitors operate in as many as 44 states.

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

Expand Our Digital Presence. In order to better attract and serve customers who prefer to conduct business digitally, we make an online loan application available on our consumer website, generate customer leads through digital partners, and provide our customers with online account management capabilities. Throughout 2020, we continued to invest in our digital acquisition channel, enabling us to grow digital volume as a percentage of new customer volume to more than 29% in the fourth quarter of 2020. We also continued to enhance and promote our online account management tools that enable customers to make payments and manage their accounts online. In 2021 and 2022, we expect to continue our focus on the digital channel. During the first half of 2021, we intend to roll out an improved digital prequalification experience for our customers, including expanded integrations with existing and new digital affiliates and lead generators. We also plan to pilot a new guaranteed loan offer program, which will be an

Regional Management Corp. | 2020 Annual Report on Form 10-K | 4

alternative to our convenience check loan product and may be fulfilled online, with ACH funding into a customer’s bank account. In the second half of 2021 and into early 2022, we expect to test a digital origination product and channel for new and existing customers. At the same time, we plan to complete the development of our mobile app and enhancements to our customer portal, allowing our customers easy access to payment functionality and additional features. Our investment in our digital channel allows us to add capabilities, improve efficiencies, enhance the customer experience, and test new mechanisms for lead generation to diversify and expand our new business acquisition opportunities.

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

Carefully Manage Our G&A Expenses. We have made significant investments in our business over the past several years, including by increasing our marketing spend to drive new business, expanding our branch network, hiring operations employees to service our growing finance receivable portfolio, and improving our credit and information technology capabilities. However, during that time, we also remained keenly focused on driving operating leverage through the prudent management of our expenses. Between 2016 and 2020, our operating expense ratio (annualized general and administrative expenses as a percentage of average net finance receivables) decreased from 17.8% to 16.4%. As we grow our business, we will remain vigilant in our management of general and administrative expenses, with the goal of decreasing such expenses as a percentage of average finance receivables over time.

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

For loans originated in our branch network, we consider numerous factors in evaluating a potential customer’s creditworthiness, such as unencumbered income, debt-to-income ratio, length of current employment, duration of residence, and a credit report detailing the applicant’s credit history. Our loan origination and servicing software platform guides our branch personnel through the credit application process and automates much of the underwriting, with underwriting exceptions generally subject to review and approval by a senior operations or centralized underwriting team member. For retail loans, our retail partners typically submit credit applications to us online while the customer waits in the retailer’s store. Underwriting for our retail loans is conducted by our centralized underwriting team using standards substantially similar to our branch small loan and large loan underwriting guidelines. Our retail loan credit decisions generally are provided to the retailer within ten minutes of our receipt of the application. For convenience check loans, each prospect that we solicit has been pre-screened through a major credit bureau against our underwriting criteria, which includes an evaluation of the recipient’s credit score, bankruptcy history, and a number of additional credit attributes relevant to the recipient’s likely ability and willingness to repay the offered convenience check loan.

Loan renewals are also an important part of our business. Our customers use renewals to extend and expand their lending relationships with us. We generally offer loan renewals to existing customers who have demonstrated an ability and willingness to

Regional Management Corp. | 2020 Annual Report on Form 10-K | 5

repay amounts owed to us. Renewals typically refinance one or more of a customer’s loans into a single new loan, which in some cases will be for a larger principal balance than the customer’s original loan, though we permit renewals of existing loans at or below the original loan amount. In evaluating a loan for renewal, in addition to our standard underwriting requirements, we are able to take into consideration the customer’s prior payment performance with us, which we believe is a very strong indicator of the customer’s future credit performance. In 2020, renewals of loans in an amount greater than the original loan amount represented 52.7% of our loan originations, while renewals of loans at or below the original loan amount represented 17.2% of our loan originations.

Small Loans. In 2020, the average originated net loan size and term for our small loans were $2,003 and 22 months, respectively. The average yield we earned on our portfolio of small loans was 37.3% in 2020. The following table sets forth the distribution of our small loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2016	2017	2018	2019	2020
Texas	32%	34%	34%	39%	37%
South Carolina	20%	17%	16%	13%	12%
North Carolina	15%	14%	15%	15%	17%
Alabama	14%	14%	13%	11%	11%
All Other States	19%	21%	22%	22%	23%
Total	100%	100%	100%	100%	100%

The following table sets forth the total number of small loans, total small loan finance receivables, and average size per loan by state as of December 31, 2020.

	Number of Loans	Net Finance Receivables	Average Size Per Loan
	(In thousands)
Texas	93,939	$149,435	$1,591
South Carolina	29,715	49,668	1,671
North Carolina	40,267	67,522	1,677
Alabama	25,661	43,924	1,712
All Other States	62,195	92,513	1,487
Total	251,777	$403,062	$1,601

Large Loans. In 2020, our average originated net loan size and term for large loans were $5,520 and 45 months, respectively. The average yield we earned on our portfolio of large loans was 27.9% for 2020. The following table sets forth the distribution of our large loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2016	2017	2018	2019	2020
Texas	22%	24%	27%	27%	29%
South Carolina	20%	19%	21%	19%	18%
North Carolina	21%	19%	16%	15%	14%
Alabama	14%	12%	11%	11%	10%
All Other States	23%	26%	25%	28%	29%
Total	100%	100%	100%	100%	100%

Regional Management Corp. | 2020 Annual Report on Form 10-K | 6

The following table sets forth the total number of large loans, total large loan finance receivables, and average size per loan by state as of December 31, 2020.

	Number of Loans	Net Finance Receivables	Average Size Per Loan
	(In thousands)
Texas	44,329	$209,491	$4,726
South Carolina	24,732	125,282	5,066
North Carolina	22,522	102,442	4,549
Alabama	14,323	69,046	4,821
All Other States	41,474	208,949	5,038
Total	147,380	$715,210	$4,853

Retail Loans. In 2020, our average originated net loan size and term for retail loans were $2,276 and 30 months, respectively. The average yield we earned on our portfolio of retail loans was 18.2% for 2020. The following table sets forth the distribution of our retail loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2016	2017	2018	2019	2020
Texas	73%	75%	72%	74%	74%
North Carolina	8%	7%	9%	10%	14%
Oklahoma	6%	5%	6%	6%	4%
All Other States	13%	13%	13%	10%	8%
Total	100%	100%	100%	100%	100%

The following table sets forth the total number of retail loans, total retail loan finance receivables, and average size per loan by state as of December 31, 2020.

	Number of Loans	Net Finance Receivables	Average Size Per Loan
	(In thousands)
Texas	7,613	$10,555	$1,386
North Carolina	1,368	1,917	1,401
Oklahoma	522	586	1,123
All Other States	889	1,040	1,170
Total	10,392	$14,098	$1,357

Insurance and Ancillary Products

We also offer our customers various optional payment and collateral protection insurance products as a complement to our lending operations. Our primary insurance products include optional credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. These insurance products are optional and not a condition of the loan, and we do not sell insurance to non-borrowers. Our insurance products, including the types of products offered and their terms and conditions, vary from state to state in compliance with applicable laws and regulations. Insurance policy premiums, claims, and expenses are included in our results of operations as insurance income, net in the consolidated statements of income. In 2020, insurance income, net was $28.3 million, or 7.6% of our total revenue.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 7

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

Branch Network

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 8

The following table sets forth the number of branches as of the dates indicated:

	At December 31,
	2016	2017	2018	2019	2020
Texas	98	98	103	105	108
South Carolina	72	68	67	65	57
Alabama	49	47	46	46	45
North Carolina	36	37	36	36	36
Oklahoma	28	28	28	24	24
Tennessee	21	21	23	23	23
Virginia	8	17	18	19	19
Missouri	—	—	9	15	18
New Mexico	19	18	17	16	15
Wisconsin	—	—	4	9	11
Georgia	8	8	8	8	9
Total	339	342	359	366	365

The following table sets forth the average net finance receivables per branch based on maturity:

Age of Branch (As of December 31, 2020)	Average Net Finance Receivables Per Branch as of December 31, 2020	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$1,518	—	9
Branches open one to three years	$1,927	26.9%	36
Branches open three to five years	$3,052	58.4%	25
Branches open five years or more	$3,312	8.5%	295

The average contribution to operating income from our branches has historically increased as our branches mature. The following table sets forth the average operating income contribution per branch for the year ended December 31, 2020, based on maturity of the branch.

Age of Branch (As of December 31, 2020)	Average Branch Operating Income Contribution	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$38	—	9
Branches open one to three years	$129	239.5%	36
Branches open three to five years	$350	171.3%	25
Branches open five years or more	$473	35.1%	295

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

Human Capital

As of December 31, 2020, we had 1,542 employees, including 1,247 employees on our field operations teams and 295 employees (including centralized collection staff) on our headquarters teams. All of our employees are located within the U.S., none of whom is covered by a collective bargaining agreement. We work diligently to attract the best talent in order to meet the current and future demands of our business, and we have demonstrated a history of investing in our workforce by offering competitive compensation, comprehensive benefits, and development opportunities. To ensure that we provide a rewarding experience for our employees, we engage independent third parties to conduct periodic employee engagement surveys, enabling us to regularly measure organizational culture and engagement and to improve upon the employee experience, which in turn drives a superior customer experience.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 9

We are also committed to fostering, cultivating, and preserving a culture of diversity, equity, and inclusion (“DE&I”). We believe that the collective sum of the individual differences, life experiences, knowledge, inventiveness, self-expression, unique capabilities, and talent that our employees invest in their work represent a significant part of our culture, reputation, and achievement. We believe that an emphasis on DE&I drives value for our employees, customers, and stockholders, and that our DE&I commitment enables us to better serve our communities. In 2020, in furtherance of our DE&I objectives, we appointed our first Director of Diversity, Equity, and Inclusion, and in early 2021, we adopted a DE&I strategic plan that will better enable us to recruit, retain, and develop our diverse talent, and to measure our progress in delivering on our DE&I goals.

In 2020, we also focused on and invested in maintaining the health and safety of our employees in the midst of the COVID-19 pandemic. We implemented enhanced safety measures in all of our branches, covered the cost of virtual health visits for our employees, and offered paid leave for those exposed to the COVID-19 virus. We also expanded our paid time off policy to provide employees with flexibility to address personal obligations arising from the pandemic and to assist in situations where employees were unable to work remotely.

We also offer our employees a variety of training and development opportunities. New employees complete a comprehensive training curriculum that focuses on the company- and position-specific competencies needed to be successful. The training includes a blended approach utilizing eLearning modules, hands-on exercises, webinars, and assessments. Training content is focused on our operating policies and procedures, as well as several key compliance areas. Incentive compensation for new employees is contingent upon the successful and timely completion of the required new hire training curriculum. All current employees are also required to complete annual compliance training and re-certification. Additional management and developmental training is provided for those employees seeking to advance within our company.

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

The responsibility for the servicing and collection of each loan generally rests with the originating branch. Borrowers who have signed up for online account access have on-demand access to their account information through Regional’s website. In addition, borrowers may elect to receive automated, one-way text messages with information regarding their account, including payment reminders. Borrowers have the option of making payments (i) in person at a branch where they may pay by cash, check, money order, debit card, or immediate, one-time future, or recurring ACH, (ii) through our customer portal via debit card or immediate, one-time future, or recurring ACH, or (iii) by immediate or one-time future debit card or ACH over the phone. In the fourth quarter of 2020, over 80% of customer payments were made by debit card or ACH.

If a loan becomes severely delinquent, a branch may receive co-collection assistance from our centralized servicing team. Our philosophy is to work with customers experiencing payment difficulties. If a customer is unable to make the required payments to bring his or her loan current, acceptable solutions to remedy a past due loan may include deferral of a payment, loan renewal, or settlement. All solutions are intended to enable the customer to meet his or her current and future obligations in a manner that we believe will mitigate our risk, while also complying with state and federal laws and regulations, as well as our policies and procedures.

Customers are limited to two deferrals in a rolling twelve-month period unless it is determined that an exception is warranted (e.g. due to a natural disaster or pandemic). We generally limit the refinancing of delinquent loans to those customers who have made recent payments and for whom we have verified current employment, and we do not charge any origination fees on the refinancing of a severely delinquent loan. We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers resolve temporary financial setbacks and repair or sustain their credit. During 2020, we refinanced approximately $15.9 million of loans that were 60 or more days contractually past due, representing approximately 1.5% of our total loan originations in 2020. As of December 31, 2020, the outstanding balance of such refinanced loans was $9.5 million, or 0.8% of finance receivables as of such date. We may also agree to settle a past-due loan by accepting less than the full principal balance owed. A settlement is only used in certain limited cases and is only offered once we have determined that we are unlikely to collect the entire outstanding balance of the loan.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 10

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

Information Technology

We utilize a loan origination and servicing platform offered by Nortridge Software, LLC (“Nortridge”) both to originate loans and to service our loan portfolio. We have invested in customizing the Nortridge platform to meet our needs based upon our specific products, processes, and reporting requirements. The Nortridge custom decision engine utilizes application information and a credit report detailing the applicant’s credit history to generate an initial credit decision and to guide our branch employees through the loan origination process to the final credit decision. Throughout the life of the loan, our employees utilize Nortridge to, among other things, enter payments, generate collection queues, and log collection activity. Nortridge also facilitates electronic and recurring payments, automated text messaging, and customer account access through a customer portal. Nortridge logs and maintains, within our centralized information systems, a permanent record of the loan origination and servicing approvals and processes, and permits all levels of branch and centralized management to review the individual and collective performance of all branches for which they are responsible on a daily basis.

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

Retail Loans. In recent years, the retail loan industry has seen an increasing number of lenders enter the market that are dedicated to originating non-prime retail loans. We also face competition from companies offering rent-to-own financing, leasing, credit card, and “buy now, pay later” products. Our retail loans are typically made at competitive rates, and competition is largely on the basis of interest rates charged, the quality of credit accepted, the flexibility of loan terms offered, the speed of approval, and the quality of customer service provided. Point-of-sale financing decisions must be made rapidly while the customer is on the sales floor. We endeavor to provide responses to customer applications in less than ten minutes, and we staff our centralized retail loan underwriting team with multiple shifts seven days per week during peak retail shopping hours to ensure rapid response times.

Seasonality

Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. In addition, the current expected credit loss (“CECL”) accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of loan portfolio

Regional Management Corp. | 2020 Annual Report on Form 10-K | 11

liquidation, and larger provisions for credit losses in periods of loan portfolio growth compared to prior years. Consequently, we experience seasonal fluctuations in our operating results and cash needs. However, changes in borrower assistance programs and customer access to external economic stimulus measures related to COVID-19 have impacted our typical seasonal trends for volume and delinquency.

COVID-19 Response

The COVID-19 pandemic significantly impacted our business in 2020, and we expect it will continue to impact our business in 2021. Throughout the pandemic, our top priority has been the health and well-being of our employees and customers. We have worked diligently to provide a safe environment for our employees and customers, while also continuing to provide the loan products and services to meet our customers’ needs. Since the early days of the COVID-19 pandemic, our branch personnel and centralized collection team, aided by our digital capabilities, have provided largely uninterrupted support to our customers. In order to safely and successfully provide this support, we implemented social distancing measures, enhanced sanitation, and supplied personal protective equipment across our branch network. In addition, data-driven risk management, enhanced digital capabilities, including remote loan closings, and the maintenance of a strong liquidity profile have allowed us to manage through the pandemic effectively.

For a more detailed discussion of the impact of COVID-19 on our business and operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 12

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 13

Additional Information

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

Risk Factor Summary

Our business is subject to a number of material risks that may adversely affect our company. These risks are discussed in greater detail below, and include, but are not limited to, risks related to:

Risks related to our business

•	The COVID-19 pandemic, including its impact on our operations and financial condition;
•	Managing our growth effectively, implementing our growth strategy, and opening new branches as planned;
•	Our convenience check strategy;
•	Our policies and procedures for underwriting, processing, and servicing loans;
•	Our ability to collect on our loan portfolio;
•	Our insurance operations;
•	Exposure to credit risk and repayment risk, which risks may increase in light of adverse or recessionary economic conditions;
•	The implementation of new underwriting models and processes, including as to the effectiveness of new custom scorecards;
•	Changes in the competitive environment in which we operate or a decrease in the demand for our products;
•	Geographic concentration of our loan portfolio;
•	Failure of third-party service providers, including those providing information technology products;
•	Changes in economic conditions in the markets we serve, including levels of unemployment and bankruptcies;
•	Our ability to achieve successful acquisitions and strategic alliances;
•	Our ability to make technological improvements as quickly as our competitors;
•	Security breaches, cyber-attacks, failures in our information systems, or fraudulent activity;
•	Our ability to originate loans;
•	Our reliance on information technology resources and providers, including the risk of prolonged system outages;
•	Changes in current revenue and expense trends, including trends affecting delinquencies and credit losses;
•	Changes in operating and administrative expenses;
•	The departure, transition, or replacement of key personnel;

Regional Management Corp. | 2020 Annual Report on Form 10-K | 14

•

Our ability to timely and effectively implement, transition to, and maintain the necessary information technology systems, infrastructure, processes, and controls to support our operations and initiatives;

•	Changes in interest rates;
•	Existing sources of liquidity become insufficient or access to these sources becomes unexpectedly restricted; and
•	Exposure to financial risk due to asset-backed securitization transactions.

Risks related to regulation and legal proceedings

•	Changes in laws or regulations or in the interpretation or enforcement of laws or regulations;
•	Changes in accounting standards, rules, and interpretations and the failure of related assumptions and estimates, including those associated with the implementation of CECL accounting; and
•	The impact of changes in tax laws, guidance, and interpretations, including the timing and amount of revenues that we may recognize.

Risks related to the ownership of our common stock

•	Volatility in the market price of shares of our common stock;
•	The timing and amount of future cash dividend payments; and
•	Anti-takeover provisions in our charter documents and applicable state law.

Risks Related to Our Business

The novel coronavirus (COVID-19) pandemic has had and is expected to continue to have an adverse impact on our business, liquidity, results of operations, and financial condition.

The COVID-19 pandemic has resulted in widespread market volatility and economic uncertainty within the United States. National, regional, and local economies have suffered losses and may continue to experience long-term disruptions, including after COVID-19 has subsided. The extent to which the pandemic will ultimately impact our business and financial condition will depend on future events that are difficult to forecast, including, but not limited to, the duration and severity of the pandemic, the success of actions taken to contain, treat, and prevent the virus (including vaccination efforts), the success and effectiveness of our borrower assistance programs and government economic stimulus measures, and the speed at which normal economic and operating conditions return.

Governmental authorities have taken, and may continue to take, unprecedented actions in an attempt to limit the spread of the pandemic, including social distancing requirements, stay-at-home orders, quarantines, closure of non-essential businesses, face mask mandates, and building capacity limitations. Such actions negatively impact overall economic activity within the United States and may have material and direct adverse consequences on our business. While widespread COVID-19 restrictions have lessened, there is no guarantee that more stringent measures at the state or local level will not be employed in the future. Our business has generally been classified by government authorities as an essential business allowed to remain open during COVID-19 mandated business closures. However, in April 2020, we were required to temporarily close our branches in the state of New Mexico, which have since re-opened, when the governor issued an executive order to close non-essential businesses that excluded consumer finance companies like us from the definition of “essential business.” We also have experienced, and continue to experience, temporary closure of certain locations due to company-initiated quarantine measures. We may choose, or be required by government agencies, to close these same or other locations in the future due to quarantine or other health and/or safety concerns. Such government- and company-initiated closures have had, and may in the future have, a negative impact on our ability to originate and service customer accounts and an adverse effect on our results of operations. Additional or prolonged branch closures could intensify these negative impacts. We have also implemented social distancing and additional health and safety measures within our branches and may choose, or be required by government agencies, to implement additional safeguards related to COVID-19 containment in the future that could increase our operating costs and have a negative economic impact on our business.

As a result of the economic downturn related to the pandemic, our branches have experienced a decrease in customer traffic and product demand. We continue to use our custom scorecards, as well as our legacy internal metrics and data, to manage lending and loan renewal criteria. In light of the heightened unemployment rate within the United States, we expect higher levels of delinquencies and credit losses on outstanding finance receivables over time. Negative impacts to our loan growth, collections, and delinquency could adversely impact our revenues and other results of operations. In addition, in 2020, we scaled back on investment

Regional Management Corp. | 2020 Annual Report on Form 10-K | 15

in new branches, non-critical hiring, and certain other spending, all of which may negatively impact our ability to grow our customer base and business.

In light of the COVID-19 pandemic, we are relying more heavily on online operations for customer access and remote work for certain of our team members, including certain members of our home office and field leadership staff. We have also expanded our capabilities for branch team members to work from home to the extent permitted under applicable laws in the event new stay-at-home mandates are imposed or branches are temporarily closed due to company-initiated quarantine measures. We also now provide full remote origination capabilities. However, if we experience disruptions in our online operations, including our remote origination capabilities, or are unable to timely expand our remote working infrastructure in response to continued, renewed, or increased COVID-19 restrictions, we may be unable to timely and effectively service accounts and perform key business functions. Disruptions in our business could also result from the inability of key personnel and/or a significant portion of our workforce to fulfill their duties due to COVID-19 related illness or restriction. We maintain business continuity plans, but there is no assurance that such plans will effectively mitigate the risks posed by the pandemic.

 We have implemented several borrower assistance programs in response to the COVID-19 pandemic. In certain instances, government agencies have also required consumer finance companies like us to provide COVID-19 related accommodations to customers, which include allowing customers to delay payments and restricting us from taking certain actions with respect to loan collateral, if any. Federal and state governments have also enacted economic stimulus measures and may enact further measures in the future. The success of any economic assistance program or stimulus legislation is unknown, and we cannot determine the impact of any such program or legislation on our anticipated credit losses due to COVID-19. New legislation and other governmental regulations could increase our legal compliance costs, create risk for our operations and reputation, and have an overall negative impact on the conduct of our business.

We have grown significantly in recent years, and our delinquency, credit loss rates, and overall results of operations may be adversely affected if we do not manage our growth effectively.

We have experienced substantial growth in recent years, increasing the size of our finance receivable portfolio from $637.6 million at the beginning of 2016 to $1,136.3 million at the end of 2020, a compound annual growth rate of 12.2%. We intend to continue our growth strategy in the future. As we increase the number of branches we operate, we will be required to find new, or relocate existing, employees to operate our branches and allocate resources to train and supervise those employees. The success of a branch depends significantly on the manager overseeing its operations and on our ability to enforce our underwriting standards and implement controls over branch operations. Recruiting suitable managers for new branches can be challenging, particularly in remote areas and in areas where we face significant competition. Furthermore, the annual turnover rate among our branch managers was approximately 14% in 2019 and 12% in 2020, and turnover rates of managers in our new branches may be similar or higher. Increasing the number of branches that we operate may divide the attention of our senior management or strain our ability to adapt our infrastructure and systems to accommodate our growth. If we are unable to promote, relocate, or recruit suitable managers, oversee their activities effectively, maintain our underwriting and loan servicing standards, and otherwise appropriately and effectively staff our branches, our delinquency and credit loss rates may increase and our overall results of operations may be adversely impacted.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 16

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

A significant portion of the growth in our installment loans has been achieved through direct mail campaigns. One aspect of our direct mail campaigns involves mailing “convenience checks” to pre-screened recipients, which customers can sign and cash or deposit, thereby agreeing to the terms of the loan, which are disclosed on the front and back of the check and in the accompanying disclosures. We use convenience checks to seed new branch openings and to attract new customers to existing branches in our geographic footprint. In 2019 and 2020, loans initiated through convenience checks represented 20.3% and 20.4%, respectively, of the value of our originated loans. We expect that convenience checks will continue to represent a meaningful portion of our installment loan originations in the future. There are several risks associated with the use of convenience checks, including the following:

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 17

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 18

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 19

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 20

Geographic concentration of our loan portfolio may increase the risk of loss.

Any concentration of our loan portfolio in a state or region may present unique risk concentrations. Our branches in South Carolina, Texas, and North Carolina accounted for 16%, 33%, and 15%, respectively, of our finance receivables in 2020. Furthermore, all of our operations are in five Southeastern, three Southwestern, one Mid-Atlantic, and two Midwestern states. As a result, we are highly susceptible to adverse economic conditions in those areas. The unemployment and bankruptcy rates in some states in our footprint are among the highest in the country. High unemployment rates may reduce the number of qualified borrowers to whom we will extend loans, which would result in reduced loan originations. In addition, some geographic regions of the United States will, from time to time, experience weaker regional economic conditions and consequently will experience higher rates of loss and delinquency. A regional economy may be adversely affected by the loss of jobs in certain industries, by state and local taxes, or by other factors, including natural disasters, prolonged public health crises or a pandemic (such as COVID-19), civil disturbances, or international events such as wars. In the event that a significant portion of our loan portfolio is comprised of loans owed by borrowers residing in certain jurisdictions where economic conditions, elevated bankruptcy filings, natural disasters, or other factors specific to these jurisdictions adversely impact the delinquency and default experience of our loan portfolio, we could experience reduced or delayed payments on outstanding loans. For example, in 2017 and 2018, we experienced increases in credit losses as a result of hurricanes impacting customer accounts in our geographic footprint. These losses occurred in states where a substantial majority of our loan portfolio is concentrated—specifically in Texas in 2017 and in South Carolina and North Carolina in 2018. Conversely, an improvement in economic conditions could result in prepayments by our borrowers of their payment obligations on our loans. As a result, we may receive principal payments on the outstanding loans earlier than anticipated, which would reduce our finance receivables and the interest income earned thereon. No prediction can be made and no assurance can be given as to the effect of economic conditions on the rate of delinquencies, prepayments, or losses on our loan portfolio with respect to any part of our geographic footprint.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 21

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

For example, in January 2020, we experienced an information technology infrastructure event caused by a system backup that affected our ability to originate branch loans and process certain methods of payment. As a result, our loan management system was not fully operational for a total of approximately seven business days between January 5, 2020 and January 16, 2020. The outage had an adverse impact on our results of operations. Although the Company, with the assistance of third-party experts, addressed and resolved the issue, there can be no assurance that a similar event will not occur in the future.

We rely on Amazon Web Services and VMWare for the majority of our computing, storage, networking, and similar services. Any disruption of or interference with our use of the Amazon Web Services and VMWare products and services would negatively impact our operations and adversely affect our business.

Amazon Web Services (“AWS”) and VMWare, Inc. (“VMWare”) provide the technology infrastructure we use to run our business operations. The technology infrastructure provided includes data center hosting facilities operated by AWS and software defined data center technologies provided by VMware. Any disruption of or interference with our use of AWS or VMWare products and services would negatively impact our operations and our business would be adversely affected. If our branches or customers encounter difficulties in accessing or are unable to access our platform, we may lose customers and revenue. Due to the nature of the AWS and VMWare products and services provided, we are unable to easily transition from these vendors to other providers, and any such transition could require business downtime that could negatively impact our business. AWS and VMWare also possess broad discretion to interpret and change their terms of services and other policies that apply to us, which may be unfavorable to our business.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 22

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

A security breach or cyber-attack on our computer systems could interrupt or damage our operations or harm our reputation. We have implemented systems and processes designed to protect against unauthorized access to or use of personal information, and rely on encryption and authentication technology to effectively secure transmission of confidential information, including customer bank account, credit card, and other personal information. Despite the implementation of these security measures, there is no guarantee that they are adequate to safeguard against all security breaches and our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems. We may also face new or heightened risks related to the increase in remote work among certain of our employees and increased use of digital operations as a result of the COVID-19 pandemic. If we were to experience a security breach or cyber-attack, we could be required to incur substantial costs and liabilities, including, among other things, the following:

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 23

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

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. In the past, we have lost employees and candidates to competitors who have been willing to pay higher compensation. Our ability to continue to expand our operations depends on our ability to attract, train, and retain a large and growing number of qualified employees. The turnover among all of our branch employees was approximately 52% in 2018, 37% in 2019, and 46% in 2020. This turnover increases our cost of operations and makes it more difficult to operate our branches. Our account executives and assistant manager roles have historically experienced high turnover. We may not be able to retain and cultivate personnel at these ranks for future promotion to branch manager. If our employee turnover rates increase above historical levels or if unanticipated problems arise from our high employee turnover and we are unable to readily replace such employees, our business, results of operations, financial condition, and ability to continue to expand could be adversely affected.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 24

The departure, transition, or replacement of key personnel could significantly impact the results of our operations. If we cannot continue to hire and retain high-quality employees, or do not successfully manage our recent executive and senior management transitions, our business and financial results may be negatively affected.

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

Our continued growth is also dependent, in part, on the skills, experience, and efforts of our executive officers and senior management. Since the third quarter of 2019, we have experienced transitions at the President and Chief Executive Officer, Chief Financial Officer, Chief Credit Risk Officer and General Counsel positions, among other executive and senior management positions. The transition process resulting from any of these recently filled positions may be disruptive to our business and operations.

Furthermore, we may not be successful in retaining the current members of our executive or senior management team or our other key employees. The loss of the services of any of our executive officers, senior management, or key team members, including state vice presidents, or the inability to attract additional qualified personnel as needed, could have an adverse effect on our business, financial condition, and results of operations. We also depend on our district supervisors to supervise, train, and motivate our branch employees. These supervisors have significant experience with our company and within our industry, and would be difficult to replace. If we lose a district supervisor to a competitor, we could also be at risk of losing other employees and customers.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 25

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

We maintain an allowance for credit losses for all loans we make. To estimate the appropriate level of credit loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding; delinquency levels, roll rates, and trends; historical credit losses; our current collection patterns; and economic trends. Our methodology for establishing our allowance for credit losses is based in large part on our delinquency roll rates and our historic loss experience. If customer behavior changes because of economic, political, social, or other conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our credit loss allowance, our provision for credit losses may be inadequate. During fiscal 2020, our provision for credit losses was $123.8 million, and we had net credit losses of $96.1 million. As of December 31, 2020, our finance receivables were $1,136.3 million. Maintaining the adequacy of our allowance for credit losses may require significant and unanticipated changes in our provisions for credit losses, which would materially affect our results of operations. Our allowance for credit losses, however, is an estimate, and if actual credit losses are materially greater than our credit loss allowance, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 26

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

We have a senior revolving credit facility committed through September 2022 that allows us to borrow up to $640.0 million, assuming we are in compliance with a number of covenants and conditions. The credit facility also has an accordion provision that allows for the expansion of the facility up to $650.0 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables (other than those held by certain special purpose entities (each, an “SPE”), as described below) and equity interests of the majority of our subsidiaries. As of December 31, 2020, the amount outstanding under our senior revolving credit facility was $286.1 million ($285.0 million of outstanding debt and $1.1 million of interest payable) and we had $355.0 million of unused capacity on the credit facility (subject to certain covenants and conditions). During fiscal 2020, the maximum amount of borrowings outstanding under the facility at any one time was $390.6 million. We use our senior revolving credit facility as a source of liquidity, including for working capital and to fund the loans we make to our customers. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us on favorable terms or at all. In addition, we cannot be certain that we will be able to replace the amended and restated senior revolving credit facility when it matures on favorable terms or at all. If any of these events occur, our business, results of operations, and financial condition could be adversely affected.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 27

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

As of February 18, 2021, we have completed five securitizations, and we may in the future securitize certain of our finance receivables to generate cash to originate new finance receivables or to pay our outstanding indebtedness. In such transactions, we typically convey a pool of finance receivables to a special purpose entity, which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the issuing entity issues non-recourse notes or certificates pursuant to the terms of an indenture and/or amended and restated trust agreement, which then are transferred to the special purpose entity in exchange for the finance receivables. The securities issued by the issuing entity are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we typically receive the cash proceeds from the sale of the securities issued by the issuing entity, all residual interests, if any, in the cash flows from the finance receivables after payment of the securities, and a 100% beneficial interest in the issuing entity.

Although we successfully completed securitizations during the past three years, we can give no assurances that we will be able to complete additional securitizations, including if, for example, the securitization markets become constrained or events within the Company cause investors to lack confidence in our ability to fulfill our obligations as servicer with respect to the securitizations. Further, the value of any subordinated securities that we may retain in our securitizations might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or other factors.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 28

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

We have entered into certain financing arrangements, including a revolving warehouse credit facility, which is secured by certain retail installment contracts and promissory notes (the “Receivables”). In June 2018, we securitized approximately $168.5 million of Receivables, in December 2018, we securitized approximately $135.5 million of Receivables, in October 2019, we securitized approximately $144.5 million of Receivables, in September 2020, we securitized approximately $187.5 million of Receivables, and in February 2021, we securitized approximately $260.4 million of Receivables. Our operating subsidiaries originated the Receivables and subsequently transferred the Receivables to certain of our wholly-owned subsidiaries that were established for the special purpose of entering into the financing arrangements and the respective securitizations. The documents governing our financing arrangements and securitizations contain provisions that require us to repurchase the affected Receivables under certain circumstances. While our financing and securitization documents vary, they generally contain customary provisions that require us and the special purpose entities to make certain representations and warranties about the quality and nature of the Receivables. Together with the special purpose entities, we may be required to repurchase the Receivables if a representation or warranty is later determined to be inaccurate. In such a case, we will be required to pay a repurchase price for the release of the affected Receivables.

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

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Furthermore, market conditions or regulatory restrictions on interest rates we charge may prevent us from passing any increases in interest rates along to our customers. We originate finance receivables at either prevailing market rates or at statutory limits. Subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Our loan portfolio turns over approximately 1.1 times per year from cash payments, renewals, and charged-off loans. Because our large loans have longer maturities than our small loans and typically renew at a slower rate than our small loans, the rate of turnover of the loan portfolio may change as our large loans change as a percentage of our portfolio.

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

Borrowings under our senior revolving credit facility and our revolving warehouse credit facility bear interest at rates that are calculated based on LIBOR, and from time to time, we purchase interest rate cap contracts with strike rates that are also calculated based on LIBOR. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. In November 2020, ICE Benchmark Administration, the administrator of LIBOR, with support from the U.S. Federal Reserve, announced a consultation period on its intention to continue US LIBOR quotes for the most actively used

Regional Management Corp. | 2020 Annual Report on Form 10-K | 29

maturities on legacy transactions until June 2023. Following this announcement, multiple U.S. governmental agencies issued a joint statement encouraging banks to transition away from LIBOR for new contracts as soon as practicable and no later than December 31, 2021. The Secured Overnight Financing Rate, or SOFR, is a new index calculated by short-term repurchase agreements, backed by Treasury securities, that is anticipated to replace LIBOR. Although there have been a few issuances utilizing SOFR or the Sterling Overnight Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements of LIBOR, particularly for legacy transactions.

With the planned cessation of LIBOR, the method and rate used to calculate our variable-rate debt in the future may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Changes in interest rates may also influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, the transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity. As many banks have yet to finalize and communicate transition plans from LIBOR to SOFR (or another alternative reference rate), the potential effect of any such event on our cost of capital, financial results, and cash flows cannot yet be determined.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 30

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 31

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 32

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

State and federal legislatures and regulators may also seek to impose new requirements or interpret or enforce existing requirements in new ways. Changes in current laws or regulations or the implementation of new laws or regulations in the future may restrict our ability to continue our current methods of operation or expand our operations. For example, in 2019, bills were introduced to the previous Congress that sought to prohibit the practice of directly mailing convenience checks to potential borrowers and extend the Military Lending Act’s consumer protections to all consumers, including a 36 percent interest rate cap on all consumer loans. While these bills did not become law, if similar bills were ultimately to become law, such legislation could materially and adversely affect our business, results of operations, and prospects.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 33

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

In addition to the Dodd-Frank Act’s grant of regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from a maximum of $5,953 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $29,764 per day for reckless violations and $1,190,546 per day for knowing violations. If we are subject to such administrative proceedings, litigation, orders, or monetary penalties in the future, it could have a material adverse effect on our operations and financial performance. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials find that we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 34

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 35

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

We have approximately 986 million shares of common stock authorized but unissued, as of February 23, 2021. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its discretion, whether in connection with acquisitions or otherwise. Our stockholders previously approved the Regional Management Corp. 2015 Long-Term Incentive Plan (as amended and/or restated, the “2015 Plan”). Subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of our common stock that may be issued under the 2015 Plan may not exceed the sum of (a) 1,550,000 shares plus (b) any shares (i) remaining available for the grant of awards as of the effective date under the 2007 Management Incentive Plan (the “2007 Plan”) or the 2011 Stock Incentive Plan (the “2011 Plan”), and/or (ii) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires or lapses. We have 123,489 shares available for issuance under the 2015 Plan, as of February 23, 2021. In addition, our Board may recommend

Regional Management Corp. | 2020 Annual Report on Form 10-K | 36

in the future that our stockholders approve new stock plans. Any common stock that we issue, including under our 2015 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 37

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters operations are located in an approximately 51,700 square foot leased facility in Greer, South Carolina, a town located outside of Greenville, South Carolina. As of February 24, 2021, each of our 365 branches is leased under fixed-term lease agreements. Our branches are located in 11 states throughout the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, and the average branch size is approximately 1,575 square feet.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 38

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “RM.”

Holders

As of February 23, 2021, there were 24 registered holders of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by those record holders, but we believe that there were approximately 2,362 beneficial owners of our common stock as of February 18, 2021.

Non-Affiliate Ownership

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates, as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders as of June 30, 2020. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is incorporated by reference in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Dividends; Stock Repurchases

In October 2020, we announced that our Board of Directors initiated and declared a quarterly cash dividend of $0.20 per share. On February 10, 2021, the Board of Directors declared a quarterly dividend of $0.20 payable on March 12, 2021, to stockholders of record on February 23, 2021. We currently expect that comparable quarterly cash dividends will continue to be paid in the future. We anticipate that future dividend declarations will occur in February, May, August, and November, with payment being made in March, June, September, and December.

The following table provides information regarding our repurchase of our common stock during the year ended December 31, 2020.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted- Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
January 1, 2020 – October 31, 2020	—	$—	—	$—
November 1, 2020 – November 30, 2020	109,070	26.56	109,070	$27,103,600
December 1, 2020 – December 31, 2020	326,046	27.92	326,046	$17,999,889
Total	435,116	$27.58	435,116

* On October 29, 2020, we announced that our Board of Directors had authorized the repurchase of up to $30.0 million of our outstanding shares of common stock. The authorization was effective immediately and extends through October 22, 2022.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 39

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

The following graph shows a comparison of the cumulative total return for our common stock, the NYSE Composite Index, and the NYSE Financial Index for the five years ended December 31, 2020. The graph assumes that $100 was invested at the market close on December 31, 2015, in the common stock of the Company, the NYSE Composite Index, and the NYSE Financial Index, and data for the NYSE Composite Index and the NYSE Financial Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 40

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated historical financial data for the periods set forth below are derived from audited consolidated financial statements. We derived the selected historical consolidated statement of income data for each of the years ended December 31, 2020, 2019, and 2018 and the selected historical consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements, which appear in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have derived the selected historical consolidated statement of income data for the years ended December 31, 2017 and 2016 and the selected historical consolidated balance sheet data as of December 31, 2018, 2017, and 2016 from our audited financial statements, which do not appear elsewhere in this Annual Report on Form 10-K.

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

	Year Ended December 31,
In thousands, except per share data	2020	2019	2018	2017	2016
Consolidated Statements of Income Data:
Revenue
Interest and fee income	$335,215	$321,169	$280,121	$249,034	$220,963
Insurance income, net, and other income	38,691	34,544	26,585	23,425	19,555
Total revenue	373,906	355,713	306,706	272,459	240,518
Expenses
Provision for credit losses	123,810	99,611	87,056	77,339	63,014
General and administrative expenses	176,316	156,984	140,284	130,955	118,632
Interest expense	37,852	40,125	33,464	23,908	19,924
Total expenses	337,978	296,720	260,804	232,202	201,570
Income before income taxes	35,928	58,993	45,902	40,257	38,948
Income taxes	9,198	14,261	10,557	10,294	14,917
Net income	$26,730	$44,732	$35,345	$29,963	$24,031
Earnings per Share Data:
Basic earnings per share	$2.45	$3.92	$3.03	$2.59	$2.03
Diluted earnings per share	$2.40	$3.80	$2.93	$2.54	$1.99
Basic weighted-average shares	10,930	11,401	11,655	11,551	11,824
Diluted weighted-average shares	11,145	11,773	12,078	11,783	12,085
Dividend Data:
Cash dividends declared per share	$0.20	$—	$—	$—	$—
Consolidated Balance Sheet Data (at period end):
Net finance receivables	$1,136,259	$1,133,404	$951,183	$834,045	$729,161
Unearned insurance premiums	(34,545)	(28,591)	(18,940)	(16,582)	(11,386)
Allowance for credit losses	(150,000)	(62,200)	(58,300)	(48,910)	(41,250)
Net finance receivables less unearned insurance premiums and allowance for credit losses	951,714	1,042,613	873,943	768,553	676,525
Total assets	1,103,856	1,158,540	956,395	829,483	712,224
Long-term debt	768,909	808,218	660,507	571,496	491,678
Total liabilities	831,733	855,757	677,234	590,072	504,749
Total stockholders’ equity	$272,123	$302,783	$279,161	$239,411	$207,475

Regional Management Corp. | 2020 Annual Report on Form 10-K | 41

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. We operate under the name “Regional Finance” in 365 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, serving 410,300 active accounts, as of December 31, 2020. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our multiple channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of December 31, 2020, we had 251.8 thousand small installment loans outstanding, representing $403.1 million in net finance receivables. This included 112.9 thousand small loan convenience checks, representing $157.4 million in net finance receivables.

•

Large Loans (>$2,500) – As of December 31, 2020, we had 147.4 thousand large installment loans outstanding, representing $715.2 million in net finance receivables. This included 7.5 thousand large loan convenience checks, representing $21.5 million in net finance receivables.

•	Retail Loans – As of December 31, 2020, we had 10.4 thousand retail purchase loans outstanding, representing $14.1 million in net finance receivables.
•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Small and large installment loans are our core loan products and will be the drivers of our future growth. We ceased originating automobile purchase loans in November 2017 to focus on growing our core loan portfolio, but we continue to own and service the automobile loans that we previously originated. As of December 31, 2020, we had less than one thousand automobile loans outstanding, representing $3.9 million in finance receivables. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

For additional information regarding our business operations, see Part I, Item 1, “Business.”

Regional Management Corp. | 2020 Annual Report on Form 10-K | 42

Impact of COVID-19 Pandemic on Outlook

The COVID-19 pandemic has resulted in widespread market volatility and economic uncertainty. As a result of the pandemic, we experienced temporary closure of some branches due to previous state regulatory mandates and company-initiated quarantine measures. However, substantially all of our branches currently remain open, and our centralized operations continue to support our customers and our branch network. We have also implemented social distancing measures, enhanced sanitation, and supplied personal protective equipment across our branch network. As a result of the economic downturn related to the pandemic, our branches experienced a decrease in customer traffic and product demand in the second quarter of 2020, which rebounded in the second half of 2020. Net finance receivables increased $76.7 million in the fourth quarter of 2020 due to rebounding consumer demand and the execution of our new growth initiatives. Fourth quarter 2020 loan growth was also aided by our increased remote origination and loan closing capabilities that were rolled out in the second quarter of 2020. While loan growth rebounded in the second half of 2020, future consumer demand is still uncertain due to the pandemic and potential customer access to external economic stimulus measures.

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

In light of the heightened unemployment rate within the United States, we anticipate slowdowns in our loan collections and increased loan defaults. As a result, we have $30.4 million reserved for estimated incremental credit losses on customer accounts impacted by COVID-19. We proactively adjusted our underwriting criteria in March 2020 to adapt to the new environment and have continued to originate loans with appropriately enhanced lending criteria. As we have progressed through the pandemic and acquired additional data, we have continued to update and sharpen our underwriting standards and have paid close attention to certain geographies and industries that have been most affected by the virus and economic disruption. As of December 31, 2020, approximately 61% of our total portfolio had been originated since April 2020, the vast majority of which was subject to enhanced credit standards deployed following the outset of the pandemic.

We specifically tailored our borrower assistance programs during the second quarter of 2020 to help our customers manage their debt obligations and maintain their creditworthiness. To qualify for our borrower assistance programs, we require that our customers remain engaged and active in repaying their loans, including requiring at least one loan payment in the prior two months to qualify for a payment deferral. We are confident that these programs are having their intended effect and, in combination with government stimulus measures, have acted as an important bridge for our customers during the pandemic. Delinquency as of December 31, 2020 was down from December 31, 2019, even as borrower assistance usage returned to pre-pandemic levels and government stimulus diminished. Our contractual delinquency as a percentage of net finance receivables remained near historically low levels at 5.3% as of December 31, 2020, down from 7.0% as of December 31, 2019. However, the long-term success of these programs is unknown at this time. In the near-term, we may experience further changes to the macroeconomic assumptions within our forecast and changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. In the first quarter of 2021, we successfully closed a $248.7 million asset-backed securitization with a 3-year revolving period and weighted-average coupon (“WAC”) of 2.08% (replacing a prior transaction with a 2-year revolver and WAC of 4.87%). As of December 31, 2020, we had $194.4 million of immediate liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. This represents an $82.5 million improvement in our liquidity position since December 31, 2019. In addition, we ended 2020 with $438.1 million of unused capacity on our revolving credit facilities (subject to the borrowing base). We believe our liquidity position provides us substantial runway to fund our growth initiatives and to support the fundamental operations of our business.

We continue to rely more heavily on online operations for customer access and remote work for certain of our team members, including our home office and field leadership. We have expanded our capabilities for branch team members to work from home to the extent permitted by applicable laws and to provide origination capabilities remotely in states where permitted. We also completed the rollout of a new remote loan closing process across our network in July 2020. This new capability enables our customers to extend and expand their borrowing relationship with us from the comfort and convenience of their home, while allowing us to maintain the same underwriting standards we utilize in our branches. After only six months with the new capabilities fully deployed, we completed 20% of December branch originations through the remote loan closing process, a demonstration of our ability to adapt successfully to the new operating environment while continuing to provide our customers with the best-in-class service and experience that they have come to expect from us. On the digital front, we are building and expanding upon our end-to-

Regional Management Corp. | 2020 Annual Report on Form 10-K | 43

end online and mobile origination capabilities for new and existing customers, along with additional digital servicing functionality, including a mobile application. Combined with remote loan closings, we believe that these new omni-channel sales and service capabilities will expand the market reach of our branches, increase our average branch receivables, and improve our revenues and operating efficiencies, while at the same time increasing customer satisfaction.

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

See Part I, Item 1A, “Risk Factors” for an update to our risk factors related to COVID-19.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. In addition, the CECL accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of loan portfolio liquidation, and larger provisions for credit losses in periods of loan portfolio growth compared to prior years. Consequently, we experience seasonal fluctuations in our operating results and cash needs. However, changes in borrower assistance programs and customer access to external economic stimulus measures related to COVID-19 have impacted our typical seasonal trends for volume and delinquency.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average net finance receivables grew 6.5% from $1.0 billion in 2019 to $1.1 billion in 2020. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened fifteen new branches and consolidated eight branches in 2019. We opened nine new branches and consolidated ten branches in 2020. We can add additional branches in states where it is favorable for us to conduct business, and we have plans to continue to grow our geographic footprint and branch network.

Product Mix. We are exposed to different credit risks and charge different interest rates and fees with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we may further diversify our product mix in the future. The interest rates and fees vary from state to state, depending on the competitive environment and relevant laws and regulations.

Asset Quality and Allowance for Credit Losses. Our results of operations are highly dependent upon the credit quality of our loan portfolio. The credit quality of our loan portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as we grow our loan portfolio. Our allowance for credit losses estimate changed on January 1, 2020, as we adopted the CECL accounting model. See Note 2, “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for more information on our allowance for credit losses.

The primary underlying factors driving the provision for credit losses for each loan type are our underwriting standards, the general economic conditions in the areas in which we conduct business, loan portfolio growth, and the effectiveness of our collection efforts. In addition, the market for repossessed automobiles at auction is another underlying factor that we believe influences the provision for credit losses for loans collateralized by automobiles. We monitor these factors, and the amount and past due status of all loans, to identify trends that might require us to modify the allowance for credit losses.

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of December 31, 2020, we held five interest rate cap contracts with an aggregate notional principal amount of $500.0 million. The interest rate caps have maturities of April

Regional Management Corp. | 2020 Annual Report on Form 10-K | 44

2021 ($200.0 million, 3.50% strike rate), March 2023 ($100.0 million, 1.75% strike rate), August 2023 ($50.0 million, 0.50% strike rate), October 2023 ($100.0 million, 0.50% strike rate), and November 2023 ($50.0 million, 0.25% strike rate). As of December 31, 2020, the one-month LIBOR was 0.14%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate. In addition, as described below under “Liquidity and Capital Resources – Financing Arrangements,” the interest rate on a portion of our long-term debt is fixed. As of December 31, 2020, 57.3% of our long-term debt was at a fixed rate. In February 2021, as a component of our strategy to manage the interest rate risk associated with future interest payments on variable-rate debt, we purchased an interest rate cap contract for $0.2 million with an aggregate notional principal amount of $50.0 million. The interest rate cap matures in February 2024 with a 0.25% strike rate against the one-month LIBOR.

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses within our consolidated statements of income. Our operating expense ratio (general and administrative expenses as a percentage of average net finance receivables) was 16.4% for 2020, compared to 15.6% in 2019. Fiscal 2020 included $3.1 million of executive transition costs and $0.7 million of system outage costs. We deferred $3.6 million less in loan origination costs on reduced loan volume in 2020, which increased personnel expense. We incurred $1.2 million of expenses for COVID-19 related customer communications, protective supplies, and remote work during 2020. We have also incurred $0.8 million of severance expenses related to workforce actions during 2020. These non-operating and COVID-19 related expenses impacted our operating expense ratio by 90 basis points in 2020.

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

Insurance Income, Net. Our insurance operations are a material part of our overall business and are integral to our lending activities. Insurance income, net consists primarily of earned premiums, net of certain direct costs, from the sale of various optional payment and collateral protection insurance products offered to customers who obtain loans directly from us. Insurance income, net also includes the earned premiums and direct costs associated with the non-file insurance that we purchase to protect us from credit losses where, following an event of default, we are unable to take possession of personal property collateral because our security interest is not perfected. We do not sell insurance to non-borrowers. Direct costs included in insurance income, net are claims paid, claims reserves, ceding fees, and premium taxes paid. We do not allocate to insurance income, net, any other home office or branch administrative costs associated with management of insurance operations, management of captive insurance company, marketing and selling insurance products, legal and compliance review, or internal audits.

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of December 31, 2020, the restricted cash balance for these cash reserves was $12.0 million. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 45

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

Other expenses consist primarily of legal, compliance, audit, and consulting costs, as well as non-employee director compensation, amortization of software licenses and implementation costs, electronic payment processing costs, bank service charges, office supplies, and credit bureau charges. For a discussion regarding how risks and uncertainties associated with the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part I, Item 1A, “Risk Factors.”

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 46

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables:

	Year Ended December 31,
	2020		2019		2018
In thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$335,215	31.2%	$321,169	31.8%	$280,121	32.1%
Insurance income, net	28,349	2.6%	20,817	2.1%	14,793	1.7%
Other income	10,342	1.0%	13,727	1.4%	11,792	1.3%
Total revenue	373,906	34.8%	355,713	35.3%	306,706	35.1%
Expenses
Provision for credit losses	123,810	11.5%	99,611	9.9%	87,056	10.0%
Personnel	109,560	10.2%	94,000	9.3%	84,068	9.6%
Occupancy	22,629	2.1%	22,576	2.2%	20,864	2.4%
Marketing	10,357	1.0%	8,206	0.8%	7,745	0.9%
Other	33,770	3.1%	32,202	3.3%	27,607	3.2%
Total general and administrative	176,316	16.4%	156,984	15.6%	140,284	16.1%
Interest expense	37,852	3.6%	40,125	4.0%	33,464	3.7%
Income before income taxes	35,928	3.3%	58,993	5.8%	45,902	5.3%
Income taxes	9,198	0.8%	14,261	1.4%	10,557	1.3%
Net income	$26,730	2.5%	$44,732	4.4%	$35,345	4.0%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

Comparison of December 31, 2020, Versus December 31, 2019

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding decreased by $64.6 million, or 13.8%, to $403.1 million at December 31, 2020, from $467.6 million at December 31, 2019. The decrease was primarily a result of reduced loan demand due to COVID-19 and the general transition of small loan customers to large loans.

•

Large Loans (>$2,500) – Large loans outstanding increased by $83.1 million, or 13.2%, to $715.2 million at December 31, 2020, from $632.1 million at December 31, 2019. The increase was primarily due to increased marketing and the transition of small loan customers to large loans, partially offset by reduced loan demand due to COVID-19.

•

Automobile Loans – Automobile loans outstanding decreased by $5.8 million, or 59.7%, to $3.9 million at December 31, 2020, from $9.6 million at December 31, 2019. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio.

•	Retail Loans – Retail loans outstanding decreased $10.0 million, or 41.5%, to $14.1 million at December 31, 2020, from $24.1 million at December 31, 2019.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 47

	Net Finance Receivables by Product
In thousands	December 31, 2020	December 31, 2019	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$403,062	$467,613	$(64,551)	(13.8)%
Large loans	715,210	632,068	83,142	13.2%
Total core loans	1,118,272	1,099,681	18,591	1.7%
Automobile loans	3,889	9,640	(5,751)	(59.7)%
Retail loans	14,098	24,083	(9,985)	(41.5)%
Total net finance receivables	$1,136,259	$1,133,404	$2,855	0.3%
Number of branches at period end	365	366	(1)	(0.3)%
Average net finance receivables per branch	$3,113	$3,097	$16	0.5%

Comparison of the Year Ended December 31, 2020, Versus the Year Ended December 31, 2019

Net Income. Net income decreased $18.0 million, or 40.2%, to $26.7 million in 2020, from $44.7 million in 2019. The decrease was primarily due to an increase in provision for credit losses of $24.2 million and an increase in general and administrative expenses of $19.3 million, offset by an increase in revenue of $18.2 million, a decrease in income taxes of $5.1 million, and a decrease in interest expense of $2.3 million.

Revenue. Total revenue increased $18.2 million, or 5.1%, to $373.9 million in 2020, from $355.7 million in 2019. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $14.0 million, or 4.4%, to $335.2 million in 2020, from $321.2 million in 2019. The increase was primarily due to a 6.5% increase in average net finance receivables, offset by a 0.6% decrease in average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Year Ended			Average Yields for the Year Ended
In thousands	December 31, 2020	December 31, 2019	YoY % Inc (Dec)	December 31, 2020	December 31, 2019	YoY % Inc (Dec)
Small loans	$406,675	$441,967	(8.0)%	37.3%	38.1%	(0.8)%
Large loans	642,085	522,419	22.9%	27.9%	27.8%	0.1%
Automobile loans	6,315	16,418	(61.5)%	14.0%	14.8%	(0.8)%
Retail loans	18,791	27,701	(32.2)%	18.2%	19.0%	(0.8)%
Total interest and fee yield	$1,073,866	$1,008,505	6.5%	31.2%	31.8%	(0.6)%

Small loan yields decreased 0.8% compared to 2019 as more of our small loan customers have originated loans with larger balances and longer maturities, which typically are priced at lower interest rates. Large loan yields increased 0.1% compared to 2019 as a result of adjusted pricing that reflects current market conditions.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield.

We continue to originate new loans with enhanced lending criteria. Demand for our loan products has continued to recover, as total originations increased to $358.7 million in the fourth quarter of 2020, from a low of $172.2 million in the second quarter of 2020. The year-over-year change in originations consistently improved over the second half of 2020. We expect any government stimulus in early 2021 will reduce loan demand. As we experienced in 2020, we expect a strong second half increase in loan demand as vaccinations become more widespread and the economy begins to re-open more fully. The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated for the Quarter Ended
In thousands	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net loans originated	$229,245	$172,152	$308,087	$358,743
Year-over-year change	4.4%	(50.7)%	(11.7)%	(0.1)%

Regional Management Corp. | 2020 Annual Report on Form 10-K | 48

	Net Loans Originated for the Year Ended
In thousands	December 31, 2020	December 31, 2019	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$503,406	$662,281	$(158,875)	(24.0)%
Large loans	555,615	594,617	(39,002)	(6.6)%
Retail loans	9,206	19,630	(10,424)	(53.1)%
Total net loans originated	$1,068,227	$1,276,528	$(208,301)	(16.3)%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$(13,444)	$(3,680)	$294	$(16,830)
Large loans	33,242	820	187	34,249
Automobile loans	(1,495)	(128)	79	(1,544)
Retail loans	(1,690)	(205)	66	(1,829)
Product mix	4,202	(3,164)	(1,038)	—
Total increase in interest and fee income	$20,815	$(6,357)	$(412)	$14,046
The $14.0 million increase in interest and fee income in 2020 compared to 2019 was primarily driven by growth of our average net finance receivables, offset by a decrease in yield, as illustrated in the table above. We expect future increases in interest and fee income to continue to be driven primarily from growth in our average net finance receivables.

Insurance Income, Net. Insurance income, net increased $7.5 million, or 36.2%, to $28.3 million in 2020, from $20.8 million in 2019. Insurance income, net represented 2.6% and 2.1% of average net finance receivables in 2020 and 2019, respectively. In both 2020 and 2019, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense and non-file insurance claims expense represented the largest component of direct insurance expenses in 2020 and 2019, respectively.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Year Ended
In thousands	December 31, 2020	December 31, 2019	YoY $ B(W)	YoY % B(W)
Earned premiums	$42,816	$35,544	$7,272	20.5%
Claims, reserves, and certain direct expenses	(14,467)	(14,727)	260	1.8%
Insurance income, net	$28,349	$20,817	$7,532	36.2%

Fiscal 2020 earned premiums increased by $7.3 million and claims, reserves, and certain direct expenses decreased by $0.3 million, in each case compared to 2019. The increase in earned premiums was primarily due to loan growth and adjusted pricing. Claims, reserves, and certain direct expenses were impacted by a $3.0 million decrease in non-file insurance claims expense due to fewer bankruptcy filings by our customers during 2020. These decreases were offset by a $1.3 million increase in life insurance claims expense and a $1.6 million increase in unemployment insurance claims expense.

Other Income. Other income decreased $3.4 million, or 24.7%, to $10.3 million in 2020, from $13.7 million in 2019, due to a $2.0 million decrease in late charges, a $0.6 million decrease in interest income from restricted cash, a $0.5 million decrease in commissions earned from the sale of our auto club product, and a $0.3 million decrease in extension fee income. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account. Other income represented 1.0% and 1.4% of average net finance receivables in 2020 and 2019, respectively.

Provision for Credit Losses. Our provision for credit losses increased $24.2 million, or 24.3%, to $123.8 million in 2020, from $99.6 million in 2019. The increase was due to provision for credit losses related to COVID-19 of $30.4 million and an increase in net credit losses of $0.4 million, offset by $6.6 million less provision primarily due to less portfolio growth in 2020 compared to 2019.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 49

The provision for credit losses as a percentage of average net finance receivables was 11.5% in 2020, compared to 9.9% in 2019. The 2020 percentage included a 2.8% impact from the $30.4 million provision for credit losses related to COVID-19. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

		Three Months Ended				Year Ended
In thousands	January 1, 2020	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020
Beginning balance	$62,200	$122,300	$142,400	$142,000	$144,000	$62,200
Impact of CECL adoption	60,100	—	—	—	—	60,100
COVID reserve build / (release)	—	23,900	9,500	(1,500)	(1,500)	30,400
Other	—	(3,800)	(9,900)	3,500	7,500	(2,700)
Ending balance	$122,300	$142,400	$142,000	$144,000	$150,000	$150,000
Allowance for credit losses as a percentage of net finance receivables	10.8%	12.9%	13.9%	13.6%	13.2%	13.2%

Our methodology to estimate expected credit losses utilized macroeconomic forecasts as of December 31, 2020, which incorporated the potential impact that the COVID-19 pandemic could have on the economy. Our forecast utilized economic projections from a major rating service and considered several macroeconomic stress scenarios, with our final forecast assuming unemployment of 9% at the end of 2021. The macroeconomic scenario was adjusted for the potential benefits of internal borrower assistance programs and the Consolidated Appropriations Act signed into law in December 2020. During 2020, we increased the allowance for credit losses by $27.7 million, which included a $30.4 million reserve related to the economic impact of COVID-19, offset by a base reserve release of $2.7 million. As of December 31, 2020, our allowance for credit losses as a percentage of net finance receivables of 13.2% included 2.7% related to the $30.4 million impact from COVID-19.

Net Credit Losses. Net credit losses increased $0.4 million, or 0.4%, to $96.1 million in 2020, from $95.7 million in 2019. The increase was primarily due to a $65.4 million increase in average net finance receivables in 2020, offset by historically low delinquency levels. Net credit losses as a percentage of average net finance receivables were 8.9% in 2020, compared to 9.5% in 2019.

Delinquency Performance Our contractual delinquency as a percentage of net finance receivables improved to 5.3% as of December 31, 2020, from 7.0% as of December 31, 2019. Our credit performance continues to be strong, as a result of the quality and adaptability of our underwriting criteria, custom scorecards, and borrower assistance programs, as well as the bridge provided by government stimulus. We expect that recent government stimulus will keep delinquencies muted for at least the first quarter of 2021 and perhaps longer, depending on the level of additional stimulus.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	December 31, 2020		December 31, 2019
Current	$990,467	87.2%	$949,204	83.8%
1 to 29 days past due	85,342	7.5%	104,690	9.2%
Delinquent accounts:
30 to 59 days	18,381	1.6%	25,276	2.2%
60 to 89 days	14,955	1.3%	18,781	1.7%
90 to 119 days	10,496	0.9%	13,916	1.2%
120 to 149 days	9,085	0.8%	11,656	1.0%
150 to 179 days	7,533	0.7%	9,881	0.9%
Total contractual delinquency	$60,450	5.3%	$79,510	7.0%
Total net finance receivables	$1,136,259	100.0%	$1,133,404	100.0%

Regional Management Corp. | 2020 Annual Report on Form 10-K | 50

	Contractual Delinquency by Product
In thousands	December 31, 2020		December 31, 2019
Small loans	$27,703	6.9%	$42,375	9.1%
Large loans	31,259	4.4%	33,921	5.4%
Automobile loans	296	7.6%	755	7.8%
Retail loans	1,192	8.5%	2,459	10.2%
Total contractual delinquency	$60,450	5.3%	$79,510	7.0%

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $19.3 million, or 12.3%, to $176.3 million in 2020 from $157.0 million in 2019. Our operating expense ratio increased to 16.4% in 2020, from 15.6% in 2019. Our operating expense ratio for 2020 included several non-operating and COVID-19 related expenses. Fiscal 2020 included $3.1 million of executive transition costs and $0.7 million of system outage costs. We deferred $3.6 million less in loan origination costs on reduced loan volume, which increased personnel expense in 2020 compared to 2019. We incurred $1.2 million of expenses for COVID-19 related customer communications and protective measures in our branches. As we repositioned the business for future growth, we adjusted our workforce in the third quarter of 2020 and incurred $0.8 million of non-operating severance expenses. These increased expenses impacted our operating expense ratio by 90 basis points in 2020. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $15.6 million, or 16.6%, to $109.6 million in 2020, from $94.0 million in 2019. Labor expense increased $6.6 million primarily due to added headcount to effectively service average net finance receivables growth of 6.5% since December 31, 2019. We deferred $3.6 million less in loan origination costs compared to 2019, which increased personnel expense. Additional increases include executive transition costs of $3.0 million, corporate incentive costs of $1.8 million, and branch incentive costs of $0.6 million.

Occupancy. Occupancy expenses remained constant at $22.6 million during both 2020 and 2019. Telecommunication expenses decreased $1.4 million as a result of our cost management actions. This decrease was offset by an increase in depreciation expense of $0.7 million, an increase in COVID-19 related expenses of $0.6 million, and an increase in rent expense of $0.3 million.

Marketing. Marketing expenses increased $2.2 million, or 26.2%, to $10.4 million in 2020, from $8.2 million in 2019. The increase was primarily due to increased activity in our direct mail campaigns to support growth from existing and expanded segments of our risk-response model, which we believe will generate attractive risk-adjusted returns. We expect to maintain an increased level of marketing spend in 2021.

In the latter half of March and April 2020, we temporarily paused direct mail and digital marketing aimed at customer acquisition. We restarted our marketing campaigns in the second quarter after reviewing our credit models and tightening our underwriting parameters where appropriate. As a result, we experienced a rebound in our direct mail and digital volume in the second half of 2020. We ended the fourth quarter of 2020 with $86.6 million of direct mail and digital originations, an increase from $76.3 million in the prior-year period.

Other Expenses. Other expenses increased $1.6 million, or 4.9%, to $33.8 million in 2020, from $32.2 million in 2019. We frequently experience increases in other expenses including legal and settlement expenses, external fraud, collections expense, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Interest Expense. Interest expense on long-term debt decreased $2.3 million, or 5.7%, to $37.9 million in 2020, from $40.1 million in 2019. The decrease was primarily due to a decrease in our average cost of debt and a decrease in the average balance of our long-term debt facilities. The average cost of our total long-term debt decreased 0.58% to 5.19% in 2020, from 5.77% in 2019, primarily reflecting the lower rate environment.

Income Taxes. Income taxes decreased $5.1 million, or 35.5%, to $9.2 million in 2020, from $14.3 million in 2019. The decrease was primarily due to a $23.1 million decrease in pre-tax income compared to 2019. Our effective tax rate increased to 25.6% in 2020, compared to 24.2% in 2019. The increase was primarily related to the impact of non-deductible executive compensation (including executive transition costs) under Internal Revenue Code Section 162(m).

Regional Management Corp. | 2020 Annual Report on Form 10-K | 51

Comparison of the Year Ended December 31, 2019, Versus the Year Ended December 31, 2018

For a comparison of our results of operations for the years ended December 31, 2019 and December 31, 2018, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (which was filed with the SEC on March 16, 2020), which comparison is incorporated by reference herein.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facility, and asset-backed securitization transactions, all of which are described below. We are continuing to seek ways to diversify our long-term funding sources. We had a funded debt-to-equity ratio (long-term debt divided by total stockholders’ equity) of 2.8 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 24.7% as of December 31, 2020.

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

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving periods of our warehouse credit facility, RMIT 2019-1, and RMIT 2020-1 securitizations (each as described below) end in April 2021, October 2021, and September 2023, respectively. The revolving period of our RMIT 2018-2 securitization (as described below) ended in December 2020. There can be no assurance that we will be able to secure an extension of the warehouse credit facility or close additional securitization transactions if and when needed in the future.

Share Repurchase and Dividends.

In October 2020, our Board of Directors (the “Board”) authorized a new stock repurchase program allowing for the repurchase of up to $30.0 million of our outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately and extends through October 22, 2022. As of December 31, 2020, we had repurchased 435 thousand shares of common stock at a total cost of $12.0 million.

The Board may in its discretion declare and pay cash dividends on our common stock. Total dividends declared were $0.20 per common share during 2020. Prior to the three months ended December 31, 2020, no dividends were declared. In February 2021, we announced that the Board declared a quarterly cash dividend of $0.20 per share. The dividend will be paid on March 12, 2021 to shareholders of record at the close of business on February 23, 2021. The declaration, amount, and payment of any future cash dividends on shares of our common stock will be at the discretion of the Board.

While we intend to pay our quarterly dividend for the foreseeable future, all subsequent dividends will be reviewed and declared at the discretion of the Board and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the Board deems relevant. Our dividend payments may change from time to time, and the Board may choose not to continue to declare dividends in the future.

Cash Flow.

Operating Activities. Net cash provided by operating activities in 2020 was $172.6 million, compared to $165.1 million provided by operating activities in 2019, a net increase of $7.5 million. The increase was primarily due to the growth in our business described above, which produced an increase in net income, before provision for credit losses.

Investing Activities. Investing activities consist of originations and purchases of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities in

Regional Management Corp. | 2020 Annual Report on Form 10-K | 52

2020 was $98.8 million, compared to $275.6 million in 2019, a net decrease of $176.8 million. The decrease in cash used was primarily due to decreased net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. In 2020, net cash used in financing activities was $58.3 million, an increase of $175.2 million compared to net cash provided by financing activities of $116.9 million in 2019. The increase in cash used was primarily a result of an increase in net payments on debt instruments of $187.0 million and a $2.2 million increase in cash dividends, offset by a $13.0 million decrease in the repurchase of common stock.

Financing Arrangements.

Senior Revolving Credit Facility. In September 2019, we amended and restated our senior revolving credit facility to, among other things, increase the availability under the facility from $638 million to $640 million and extend the maturity of the facility from June 2020 to September 2022. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by our variable interest entities (each, a “VIE”), the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (84% of eligible secured finance receivables, 79% of eligible unsecured finance receivables, and 59% of eligible delinquent renewals as of December 31, 2020). As of December 31, 2020, we had $186.3 million of available liquidity under the facility and held $8.1 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 0.14% and 1.76% at December 31, 2020 and 2019, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. We pay an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility.

Our long-term debt under the senior revolving credit facility was $286.1 million as of December 31, 2020. In advance of its September 2022 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part I, Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Variable Interest Entity Debt. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions, including securitizations. The following debt arrangements are issued by our wholly-owned, bankruptcy-remote, SPEs, which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. We are considered to be the primary beneficiary because we have (i) power over the significant activities through our role as servicer of the finance receivables under each debt arrangement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through our interest in the monthly residual cash flows of the SPEs.

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $46.6 million and $39.4 million as of December 31, 2020 and 2019, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation. Distributions from the SPEs to us are permitted under the debt arrangements.

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

Revolving Warehouse Credit Facility. In October 2019, we and our wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended the credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to April 2021 and April 2022, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and

Regional Management Corp. | 2020 Annual Report on Form 10-K | 53

transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). The three-month LIBOR was 0.24% and 1.91% at December 31, 2020 and 2019, respectively. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. As of December 31, 2020, our long-term debt under the credit facility was $42.1 million.

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

RMIT 2018-2 Securitization. In December 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, Regional Management Issuance Trust 2018-2 (“RMIT 2018-2”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2018-2. The notes had a revolving period through December 2020 and have a final maturity date in January 2028. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, we could redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes were made during the revolving period. As of December 31, 2020, our long-term debt under the securitization was $130.3 million. See Note 20, “Subsequent Events” of the Notes to Consolidated Financial Statement in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding the termination of this facility following the end of the year.

RMIT 2019-1 Securitization. In October 2019, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, Regional Management Issuance Trust 2019-1 (“RMIT 2019-1”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2019-1. The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.17%. Prior to maturity in November 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period. As of December 31, 2020, our long-term debt under the securitization was $130.2 million.

RMIT 2020-1 Securitization. In September 2020, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at a weighted-average rate of 2.85%. Prior to maturity in October 2030, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period. As of December 31, 2020, our long-term debt under the securitization was $180.2 million.

RMIT 2021-1 Securitization. See Note 20, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding the completion of a private offering and sale of $248.7 million of asset-backed notes following the end of the year.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At December 31, 2020, we were in compliance with all debt covenants.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 54

Restricted Cash Reserve Accounts.

Revolving Warehouse Credit Facility. The credit agreement governing the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of December 31, 2020, the warehouse facility cash reserve requirement totaled $0.5 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $2.6 million as of December 31, 2020.

RMIT 2018-2 Securitization. As required under the transaction documents governing the RMIT 2018-2 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing, which remained until the termination of the facility in February 2021. The securitization was supported by the expected cash flows from the underlying collateralized finance receivables. Collections were remitted to a restricted cash collection account, which totaled $12.8 million as of December 31, 2020. See Note 20, “Subsequent Events” of the Notes to Consolidated Financial Statement in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding the termination of this facility following the end of the year.

RMIT 2019-1 Securitization. As required under the transaction documents governing the RMIT 2019-1 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $14.1 million as of December 31, 2020.

RMIT 2020-1 Securitization. As required under the transaction documents governing the RMIT 2020-1 securitization, we deposited $1.9 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $17.1 million as of December 31, 2020.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of December 31, 2020, cash reserves for reinsurance were $12.0 million.

Interest Rate Caps.

As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of December 31, 2020, we held five interest rate cap contracts with an aggregate notional principal amount of $500.0 million. The interest rate caps have maturities of April 2021 ($200.0 million, 3.50% strike rate), March 2023 ($100.0 million, 1.75% strike rate), August 2023 ($50.0 million, 0.50% strike rate), October 2023 ($100.0 million, 0.50% strike rate), and November 2023 ($50.0 million, 0.25% strike rate). As of December 31, 2020, the one-month LIBOR was 0.14%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate. In February 2021, as a component of our strategy to manage the interest rate risk associated with future interest payments on variable-rate debt, we purchased an interest rate cap contract for $0.2 million with an aggregate notional principal amount of $50.0 million. The interest rate cap matures in February 2024 with a 0.25% strike rate against the one-month LIBOR.

Off-Balance Sheet Arrangements

Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of December 31, 2020, the cash reserves were $12.0 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Principal payments on long-term debt obligations	$768,909	$99,073	$524,692	$131,811	$13,333
Interest payments on long-term debt obligations	55,981	28,255	24,534	3,192	—
Operating lease obligations	33,525	7,164	12,890	7,902	5,569
Total	$858,415	$134,492	$562,116	$142,905	$18,902

Regional Management Corp. | 2020 Annual Report on Form 10-K | 55

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

To enhance the precision of the allowance for credit loss estimate, we evaluate our finance receivable portfolio on a pool basis and segment each pool of finance receivables with similar credit risk characteristics. As part of our evaluation, we consider loan portfolio characteristics such as product type, loan size, loan term, internal or external credit scores, delinquency status, geographical location, and vintage. Based on analysis of historical loss experience, we selected the following segmentation: product type, Fair Isaac Corporation score, and delinquency status.

We account for certain finance receivables that have been modified by bankruptcy proceedings or company loss mitigation policies using a discounted cash flows approach to properly reserve for customer concessions (rate reductions and term extensions).

As finance receivables are originated, provisions for credit losses are recorded in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for estimated losses over the contractual life of the finance receivables (considering the effect of prepayments). Subsequent changes to the contractual terms that are a result of re-underwriting are not included in the finance receivable’s contractual life (considering the effect of prepayments). We use our segmentation loss experience to forecast expected credit losses. Historical information about losses generally provides a basis for the estimate of expected credit losses. We also consider the need to adjust historical information to reflect the extent to which current conditions differ from the conditions that existed for the period over which historical information was evaluated. These adjustments to historical loss information may be qualitative or quantitative in nature.

Reasonable and supportable macroeconomic forecasts are required for our allowance for credit loss model. We engaged a major rating service to assist with compiling a reasonable and supportable forecast. We review macroeconomic forecasts to use in

Regional Management Corp. | 2020 Annual Report on Form 10-K | 56

our allowance for credit losses. We adjust the historical loss experience by relevant qualitative factors for these expectations. We do not require reversion adjustments, as the contractual lives of our loan portfolio (considering the effect of prepayments) are shorter than our available forecast periods.

We charge credit losses against the allowance when an account reaches 180 days contractually delinquent, subject to certain exceptions. Our non-titled customer accounts in a confirmed bankruptcy are charged off in the month following the bankruptcy notification or at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 57

Recently Issued Accounting Standards

See Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for a discussion of recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 58

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of December 31, 2020, the interest rates on 57.3% of our long-term debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At December 31, 2020, the balances of the senior revolving credit facility and the revolving warehouse credit facility were $286.1 million and $42.1 million, respectively.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Borrowings under the revolving warehouse credit facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). As of December 31, 2020, the LIBOR rates under the senior revolving credit facility and the revolving warehouse credit facility were 0.14% and 0.24%, respectively.

We have purchased interest rate caps to manage the risk associated with an aggregate notional $500.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR and reimburse us for the difference when the one-month LIBOR exceeds the strike rate. The interest rate caps have maturities of April 2021 ($200.0 million with 3.50% strike rate), March 2023 ($100.0 million with 1.75% strike rate), August 2023 ($50.0 million with 0.50% strike rate), October 2023 ($100.0 million with 0.50% strike rate), and November 2023 ($50.0 million with 0.25% strike rate). See Note 20, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding the purchase of an interest rate cap contract in February 2021.

Effective interest rates for borrowings under the senior revolving credit facility and the revolving warehouse credit facility were 4.95% and 4.33%, respectively, for the year ended December 31, 2020, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at December 31, 2020, an increase of 100 basis points in LIBOR rates would result in approximately $0.8 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. Our interest rate cap coverage at December 31, 2020 would reduce this increased expense by approximately $1.4 million on an annual basis.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 59

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Regional Management Corp.

Index to Consolidated Financial Statements

Fiscal Year Ended December 31, 2020

Regional Management Corp. | 2020 Annual Report on Form 10-K | 60

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Regional Management Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Management Corp. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 25, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Emphasis of Matter

As discussed in Note 1 and Note 4 to the financial statements, the Company has changed its method of accounting for allowance for credit losses in the year ended December 31, 2020, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326).

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses

As described in Note 1 and Note 4 to the consolidated financial statements, the Company established an allowance for credit losses of $150 million as of December 31, 2020, under the current expected credit losses (CECL) model. The allowance for credit losses consists of a base component in which the credit losses for finance receivables are estimated on a collective basis using the static pool Probability of Default/Loss Given Default model segmented by loan product type, credit score, and delinquency status. The Company’s base component of the allowance for credit losses also accounts for certain finance receivables that have been modified by bankruptcy proceedings or company loss mitigation policies using a discounted cash flows approach. The base component of the allowance for credit losses is adjusted for quantitative and qualitative factors related to credit metrics, including but not limited to, loan portfolio mix and growth, unemployment, credit loss trends, delinquency trends, changes in lending strategies and

Regional Management Corp. | 2020 Annual Report on Form 10-K | 61

underwriting practices, and operational risks, as well as the current and forecasted direction of the economic and business environment. These adjustments to the base component are determined by management to involve a higher degree of complexity due to the significant judgements surrounding the macroeconomic forecasts and other qualitative factors.

We identified the Company’s macroeconomic forecasts and other qualitative factors of the allowance for credit losses as a critical audit matter because of the significant judgments made by management and the fact that the estimates related to macroeconomic and qualitative factors are highly sensitive to changes in the underlying data and assumptions. Significant auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the Company’s estimates and assumptions related to the significant judgments surrounding the macroeconomic forecasts and other qualitative factors of the allowance for credit losses.

The primary audit procedures we performed to address this critical audit matter included the following, among others:

•

Obtaining an understanding of the relevant controls related to: (a) management’s validation of the macroeconomic forecast spread and scenarios and (b) management’s validation of the qualitative factor inputs, authenticity of the calculations, and testing such controls for design and operating effectiveness.

•	Testing the completeness and accuracy of data used by management in determining macroeconomic forecast and qualitative factor adjustments by agreeing them to internal and external source data.
•

Evaluating the current and forecasted direction and magnitude of the economic and business environment identified by the Company, adjusted for the impacts of the COVID-19 pandemic and internal borrower assistance programs, for reasonableness in relation to internal and external source data provided.

•

Evaluating the other qualitative factor adjustments related to credit metrics, including but not limited to, loan portfolio mix and growth, unemployment, credit loss trends, delinquency trends, changes in lending strategies and underwriting practices, and operational risks identified by the Company for reasonableness in relation to internal and external source data provided.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Raleigh, North Carolina

February 25, 2021

Regional Management Corp. | 2020 Annual Report on Form 10-K | 62

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Regional Management Corp. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Regional Management Corp. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying SOX 404 Management Assessment Report – Effectiveness of Internal Controls over Financial Reporting for the Year Ended December 31, 2020. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Raleigh, North Carolina

February 25, 2021

Regional Management Corp. | 2020 Annual Report on Form 10-K | 63

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2020 and 2019

(in thousands, except par value amounts)

	2020	2019
Assets
Cash	$8,052	$2,263
Net finance receivables	1,136,259	1,133,404
Unearned insurance premiums	(34,545)	(28,591)
Allowance for credit losses	(150,000)	(62,200)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	951,714	1,042,613
Restricted cash	63,824	54,164
Lease assets	27,116	26,438
Property and equipment	14,458	15,301
Deferred tax asset	14,121	619
Intangible assets	8,689	9,438
Other assets	15,882	7,704
Total assets	$1,103,856	$1,158,540
Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$768,909	$808,218
Unamortized debt issuance costs	(6,661)	(9,607)
Net long-term debt	762,248	798,611
Accounts payable and accrued expenses	40,284	28,676
Lease liabilities	29,201	28,470
Total liabilities	831,733	855,757
Commitments and contingencies (Notes 6, 17, and 18)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 13,851 shares issued and 10,932 shares outstanding at December 31, 2020 and 13,497 shares issued and 11,013 shares outstanding at December 31, 2019)	1,385	1,350
Additional paid-in capital	105,483	102,678
Retained earnings	227,343	248,829
Treasury stock (2,919 shares at December 31, 2020 and 2,484 shares at December 31, 2019)	(62,088)	(50,074)
Total stockholders’ equity	272,123	302,783
Total liabilities and stockholders’ equity	$1,103,856	$1,158,540

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$236	$152
Net finance receivables	483,674	474,340
Allowance for credit losses	(59,046)	(22,015)
Restricted cash	51,849	44,221
Other assets	5	68
Total assets	$476,718	$496,766
Liabilities
Net long-term debt	$477,822	$450,297
Accounts payable and accrued expenses	87	86
Total liabilities	$477,909	$450,383

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 64

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2020, 2019, and 2018

(in thousands, except per share amounts)

	2020	2019	2018
Revenue
Interest and fee income	$335,215	$321,169	$280,121
Insurance income, net	28,349	20,817	14,793
Other income	10,342	13,727	11,792
Total revenue	373,906	355,713	306,706
Expenses
Provision for credit losses	123,810	99,611	87,056

Personnel	109,560	94,000	84,068
Occupancy	22,629	22,576	20,864
Marketing	10,357	8,206	7,745
Other	33,770	32,202	27,607
Total general and administrative expenses	176,316	156,984	140,284

Interest expense	37,852	40,125	33,464
Income before income taxes	35,928	58,993	45,902
Income taxes	9,198	14,261	10,557
Net income	$26,730	$44,732	$35,345
Net income per common share:
Basic	$2.45	$3.92	$3.03
Diluted	$2.40	$3.80	$2.93
Weighted-average common shares outstanding:
Basic	10,930	11,401	11,655
Diluted	11,145	11,773	12,078

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 65

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020, 2019, and 2018

(in thousands)

	Year Ended December 31, 2020
	Common Stock		Additional Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2019	13,497	$1,350	$102,678	$248,829	$(50,074)	$302,783
Cumulative effect of accounting standard adoption	—	—	—	(45,922)	—	(45,922)
Issuance of restricted stock awards	361	36	(36)	—	—	—
Exercise of stock options	266	27	—	—	—	27
Repurchase of common stock	—	—	—	—	(12,014)	(12,014)
Shares withheld related to net share settlement	(273)	(28)	(2,758)	—	—	(2,786)
Share-based compensation	—	—	5,599	—	—	5,599
Cash dividends	—	—	—	(2,294)	—	(2,294)
Net income	—	—	—	26,730	—	26,730
Balance, December 31, 2020	13,851	$1,385	$105,483	$227,343	$(62,088)	$272,123

	Year Ended December 31, 2019
	Common Stock		Additional Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2018	13,323	$1,332	$98,778	$204,097	$(25,046)	$279,161
Issuance of restricted stock awards	211	21	(21)	—	—	—
Exercise of stock options	16	2	—	—	—	2
Repurchase of common stock	—	—	—	—	(25,028)	(25,028)
Shares withheld related to net share settlement	(53)	(5)	(1,226)	—	—	(1,231)
Share-based compensation	—	—	5,147	—	—	5,147
Net income	—	—	—	44,732	—	44,732
Balance, December 31, 2019	13,497	$1,350	$102,678	$248,829	$(50,074)	$302,783

	Year Ended December 31, 2018
	Common Stock		Additional Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2017	13,205	$1,321	$94,384	$168,752	$(25,046)	$239,411
Issuance of restricted stock awards	101	10	(10)	—	—	—
Exercise of stock options	89	8	—	—	—	8
Shares withheld related to net share settlement	(72)	(7)	(858)	—	—	(865)
Share-based compensation	—	—	5,262	—	—	5,262
Net income	—	—	—	35,345	—	35,345
Balance, December 31, 2018	13,323	$1,332	$98,778	$204,097	$(25,046)	$279,161

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 66

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019, and 2018

(in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$26,730	$44,732	$35,345
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	123,810	99,611	87,056
Depreciation and amortization	13,308	10,856	8,803
Loss on disposal of property and equipment	180	94	24
Share-based compensation	5,599	5,147	5,262
Fair value adjustment on interest rate caps	261	249	330
Deferred income taxes, net	676	(1,366)	(4,214)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(9,118)	2,456	7,306
Increase in accounts payable and accrued expenses	11,136	3,283	6,373
Net cash provided by operating activities	172,582	165,062	146,285
Cash flows from investing activities:
Net originations of finance receivables	(93,011)	(268,281)	(192,446)
Purchases of intangible assets	(1,417)	(1,603)	(1,446)
Purchases of property and equipment	(4,383)	(5,804)	(5,352)
Proceeds from disposal of property and equipment	2	59	—
Net cash used in investing activities	(98,809)	(275,629)	(199,244)
Cash flows from financing activities:
Net advances (payments) on senior revolving credit facility	(64,705)	22,744	(123,977)
Payments on amortizing loan	—	(21,642)	(31,738)
Net advances (payments) on revolving warehouse credit facility	(4,572)	16,507	(35,940)
Net advances on securitizations	29,968	130,102	280,665
Payments for debt issuance costs	(3,170)	(4,891)	(7,235)
Taxes paid related to net share settlement of equity awards	(1,635)	(939)	(692)
Cash dividends	(2,196)	—	—
Repurchases of common stock	(12,014)	(25,028)	—
Net cash provided by (used in) financing activities	(58,324)	116,853	81,083
Net change in cash and restricted cash	15,449	6,286	28,124
Cash and restricted cash at beginning of period	56,427	50,141	22,017
Cash and restricted cash at end of period	$71,876	$56,427	$50,141
Supplemental cash flow information:
Interest paid	$31,993	$35,478	$30,127
Income taxes paid	$7,130	$14,695	$3,600

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Cash	$8,052	$2,263	$3,657	$5,230
Restricted cash	63,824	54,164	46,484	16,787
Total cash and restricted cash	$71,876	$56,427	$50,141	$22,017

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 67

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile purchase loans, but ceased such originations in November 2017. As of December 31, 2020, the Company operated under the name “Regional Finance” in 365 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States.

The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s small and large loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. The current expected credit loss (“CECL”) accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of portfolio liquidation, and larger provisions for credit losses in periods of portfolio growth compared to prior years. Consequently, the Company experiences seasonal fluctuations in its operating results and cash needs. However, changes in borrower assistance programs and customer access to external economic stimulus measures related to the novel strain of coronavirus (“COVID-19”) have impacted the Company’s typical seasonal trends for loan volume and delinquency.

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

The SPEs are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. The Company is considered to be the primary beneficiary of the SPEs because it has (i) power over the significant activities through its

Regional Management Corp. | 2020 Annual Report on Form 10-K | 68

role as servicer of the finance receivables under each debt arrangement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through the Company’s interest in the monthly residual cash flows of the SPEs.

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

Material estimates that are particularly susceptible to change relate to the determination of the allowance for credit losses, the fair value of share-based compensation, the valuation of deferred tax assets and liabilities, and the fair value of financial instruments.

Reclassifications: Certain prior-period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Statement of cash flows: Cash flows from finance receivables and the Company’s long-term debt are reported on a net basis.

Net finance receivables: The Company’s small loan portfolio is comprised of branch small loan receivables and convenience check receivables. Branch small loan receivables are direct loans to customers closed in the branch and are secured by non-essential household goods and, in some instances, an automobile. Convenience checks are direct loans originated by mailing checks to customers based on a pre-screening process that includes a review of the prospective customer’s credit profile provided by national credit reporting bureaus or data aggregators. A recipient of a convenience check is able to enter into a loan by endorsing and depositing or cashing the check. Large loan receivables are direct loans to customers, some of which are convenience check receivables and the vast majority of which are secured by non-essential household goods, automobiles, and/or other vehicles. Retail loan receivables consist principally of retail installment sales contracts collateralized by the purchased furniture, appliances, and other retail items, and are initiated by and purchased from retailers, subject to the Company’s credit approval. Automobile loan receivables consist of direct automobile purchase loans, which were originated at the dealership and closed in one of the Company’s branches, and indirect automobile purchase loans, which were originated and closed at a dealership in the Company’s network without the need for the customer to visit one of the Company’s branches. In each case, these automobile loans are collateralized primarily by the purchased automobiles and, in the case of indirect loans, were initiated by and purchased from automobile dealerships, subject to the Company’s credit approval. The Company ceased originating automobile purchase loans in November 2017.

Prior to January 1, 2020, net finance receivables included the customer’s unpaid principal balance (“UPB”), accrued interest on interest-bearing accounts, unamortized deferred origination fees and costs, and unearned insurance premiums. The UPB consisted of the unpaid principal balance on interest-bearing accounts and the remaining contractual payments less the unearned amount of pre-computed interest for pre-compute accounts. Unearned insurance premiums represent insurance premiums, net of premiums held by the unaffiliated insurance underwriter, that will be earned over the terms of the policies. See Note 18, “Insurance Products and Reinsurance of Certain Risks” for further information on our insurance premiums.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 69

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

To enhance the precision of the allowance for credit loss estimate, the Company evaluates its finance receivable portfolio on a pool basis and segments each pool of finance receivables with similar credit risk characteristics. As part of its evaluation, the Company considers loan portfolio characteristics such as product type, loan size, loan term, internal or external credit scores, delinquency status, geographical location, and vintage. Based on analysis of historical loss experience, the Company selected the following segmentation: product type, Fair Isaac Corporation (“FICO”) score, and delinquency status.

The Company accounts for certain finance receivables that have been modified by bankruptcy proceedings or company loss mitigation policies using a discounted cash flows approach to properly reserve for customer concessions (rate reductions and term extensions).

As finance receivables are originated, provisions for credit losses are recorded in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for estimated losses over the contractual life of the finance receivables (considering the effect of prepayments). Subsequent changes to the contractual terms that are a result of re-underwriting are not included in the finance receivable’s contractual life (considering the effect of prepayments). The Company uses its segmentation loss experience to forecast expected credit losses. Historical information about losses generally provides a basis for the estimate of expected credit losses. The Company also considers the need to adjust historical information to reflect the extent to which current conditions differ from the conditions that existed for the period over which historical information was evaluated. These adjustments to historical loss information may be qualitative or quantitative in nature.

Reasonable and supportable macroeconomic forecasts are required for the Company’s allowance for credit loss model. The Company engaged a major rating service to assist with compiling a reasonable and supportable forecast. The Company reviews macroeconomic forecasts to use in its allowance for credit losses. The Company adjusts the historical loss experience by relevant qualitative factors for these expectations. The Company does not require reversion adjustments, as the contractual lives of its portfolio (considering the effect of prepayments) are shorter than its available forecast periods.

The Company charges credit losses against the allowance when an account reaches 180 days contractually delinquent, subject to certain exceptions. The Company’s non-titled customer accounts in a confirmed bankruptcy are charged off in the month following the bankruptcy notification or at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance.

Troubled Debt Restructurings: The Company classifies a finance receivable as a troubled debt restructuring (each, a “TDR”) when the Company modifies the finance receivable’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grants a concession that it would not otherwise consider (including Chapter 13 bankruptcies and delinquent renewals). Modifications primarily include an interest rate reduction and/or term extension to reduce the borrower’s monthly payment. Once a loan is classified as a TDR, it remains a TDR for the purpose of calculating the allowance for credit losses for the remainder of its contractual term.

The Company establishes its allowance for credit losses related to its TDRs by calculating the present value of all expected cash flows (discounted at the finance receivable’s effective interest rate prior to modification) less the amortized costs of the aggregated pool. The Company uses the modified interest rates and certain assumptions, including expected credit loss rates and estimated recoveries, to estimate the expected cash flows from its TDRs.

Delinquency: The Company determines past due status using the contractual terms of the finance receivable. Delinquency is one of the primary credit quality indicators used to evaluate the allowance for credit losses for each class of finance receivables.

Property and equipment: Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Furniture and equipment are depreciated on the straight-line method over their estimated useful lives, generally five to ten years. Maintenance and repairs are charged to expense as incurred.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 70

Leases: The Company leases its current headquarters building. Branch offices are leased under non-cancellable leases of three to seven years with renewal options. The Company’s lease liability is based on the present value of the remaining minimum rental payments using a discount rate that is based on the Company’s incremental borrowing rate on its senior revolving credit facility. The Company’s lease asset includes right-of-use assets equaling the lease liability, net of prepaid rent and deferred rents that existed as of the adoption of the current lease accounting standard. The Company assesses its leased assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. If a lease is impaired, the impairment loss is recognized in lease costs and the right-of-use asset is reduced to the impaired value.

The Company made several policy elections related to the January 2019 adoption of the current lease standard. The Company elected to utilize the package of transition practical expedients, which includes not reassessing the following at adoption: (i) whether existing contracts contained leases, (ii) the existing classification of leases as operating or financing, or (iii) the initial direct costs of leases. In addition, the Company did not use hindsight to determine the lease term or include options to extend for leases existing at the transition date.

Lease agreements with terms of twelve months or less are not capitalized as part of lease assets or liabilities and are expensed as incurred. The Company accounts for each separate lease component of a contract and its associated non-lease components as a single lease component for its branch leases. The Company has elected not to apply this policy in relation to the corporate headquarters lease. The Company has also determined that it is reasonably certain that the first option to extend lease contracts will be exercised for new branch locations; therefore, the first option to extend is included in the lease asset and liability calculation.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 71

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

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the consolidated financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 72

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

Note 4. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

	December 31,
In thousands	2020	2019
Small loans	$403,062	$467,613
Large loans	715,210	632,068
Automobile loans	3,889	9,640
Retail loans	14,098	24,083
Net finance receivables	$1,136,259	$1,133,404

Net finance receivables included net deferred origination fees of $12.6 million and $13.4 million as of December 31, 2020 and 2019, respectively.

Effective January 1, 2020, with the adoption of CECL accounting, the Company reclassified unearned insurance premiums out of the net finance receivables line item to align its consolidated balance sheet presentation with the amortized cost definition in the new accounting standard.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 73

The tables below (unaudited) illustrate the impacts of this reclassification to the Company’s previously reported balance sheet presentation of receivables and other key metrics:

	Quarterly Trend (Unaudited) – As Reported (Pre-CECL Adoption)
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

	Quarterly Trend (Unaudited) – Amortized Cost Basis (Post-CECL Adoption)
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

	Quarterly Trend (Unaudited) – Reclassification Change
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

The credit quality of the Company’s finance receivable portfolio is dependent on the Company’s ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as it grows its portfolio. The allowance for credit losses uses FICO scores and delinquency as key data points in estimating the allowance. The Company uses six FICO band categories to assess the FICO scores. The first FICO band category includes the lowest FICO scores, while the sixth FICO band category includes the highest FICO scores.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 74

Net finance receivables by product, FICO band, and origination year as of December 31, 2020 are as follows:

	Net Finance Receivables by Origination Year
In thousands	2020	2019	2018	2017	2016	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$71,903	$17,229	$1,947	$209	$34	$12	$91,334
2	38,548	7,538	595	40	6	3	46,730
3	39,864	7,942	580	27	2	3	48,418
4	42,972	8,446	589	18	3	1	52,029
5	45,678	10,322	505	13	4	—	56,522
6	86,293	20,975	739	20	2	—	108,029
Total small loans	$325,258	$72,452	$4,955	$327	$51	$19	$403,062
Large Loans:
FICO Band
1	$46,971	$25,644	$7,515	$2,991	$741	$335	$84,197
2	35,514	14,256	2,405	562	106	97	52,940
3	72,192	34,235	6,287	1,123	51	53	113,941
4	86,483	41,440	6,762	1,193	61	19	135,958
5	79,936	38,027	7,049	1,342	20	16	126,390
6	129,706	58,564	11,635	1,800	65	14	201,784
Total large loans	$450,802	$212,166	$41,653	$9,011	$1,044	$534	$715,210
Automobile Loans:
FICO Band
1	$—	$—	$—	$901	$582	$229	$1,712
2	—	—	—	374	293	49	716
3	—	—	—	481	237	23	741
4	—	—	—	226	89	33	348
5	—	—	—	69	105	10	184
6	—	—	—	105	81	2	188
Total automobile loans	$—	$—	$—	$2,156	$1,387	$346	$3,889
Retail Loans:
FICO Band
1	$439	$893	$236	$18	$1	$1	$1,588
2	267	676	217	14	1	1	1,176
3	847	715	263	20	3	2	1,850
4	1,677	1,320	546	43	1	2	3,589
5	1,364	1,076	436	51	1	1	2,929
6	1,412	1,057	449	44	2	2	2,966
Total retail loans	$6,006	$5,737	$2,147	$190	$9	$9	$14,098
Total Loans:
FICO Band
1	$119,313	$43,766	$9,698	$4,119	$1,358	$577	$178,831
2	74,329	22,470	3,217	990	406	150	101,562
3	112,903	42,892	7,130	1,651	293	81	164,950
4	131,132	51,206	7,897	1,480	154	55	191,924
5	126,978	49,425	7,990	1,475	130	27	186,025
6	217,411	80,596	12,823	1,969	150	18	312,967
Total loans	$782,066	$290,355	$48,755	$11,684	$2,491	$908	$1,136,259

Regional Management Corp. | 2020 Annual Report on Form 10-K | 75

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	December 31, 2020
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$342,744	85.0%	$633,806	88.6%	$2,729	70.2%	$11,188	79.3%	$990,467	87.2%
1 to 29 days past due	32,615	8.1%	50,145	7.0%	864	22.2%	1,718	12.2%	85,342	7.5%
Delinquent accounts
30 to 59 days	8,195	2.1%	9,808	1.4%	49	1.2%	329	2.3%	18,381	1.6%
60 to 89 days	6,907	1.7%	7,639	1.1%	119	3.1%	290	2.1%	14,955	1.3%
90 to 119 days	4,866	1.2%	5,407	0.8%	29	0.7%	194	1.4%	10,496	0.9%
120 to 149 days	4,193	1.0%	4,648	0.6%	37	1.0%	207	1.5%	9,085	0.8%
150 to 179 days	3,542	0.9%	3,757	0.5%	62	1.6%	172	1.2%	7,533	0.7%
Total delinquency	$27,703	6.9%	$31,259	4.4%	$296	7.6%	$1,192	8.5%	$60,450	5.3%
Total net finance receivables	$403,062	100.0%	$715,210	100.0%	$3,889	100.0%	$14,098	100.0%	$1,136,259	100.0%
Net finance receivables in nonaccrual status	$14,617	3.6%	$16,683	2.3%	$216	5.6%	$723	5.1%	$32,239	2.8%

	December 31, 2019
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$377,775	80.7%	$546,415	86.4%	$6,921	71.8%	$18,093	75.1%	$949,204	83.8%
1 to 29 days past due	47,463	10.2%	51,732	8.2%	1,964	20.4%	3,531	14.7%	104,690	9.2%
Delinquent accounts
30 to 59 days	12,702	2.8%	11,480	1.8%	241	2.5%	853	3.6%	25,276	2.2%
60 to 89 days	9,916	2.1%	8,192	1.3%	110	1.1%	563	2.3%	18,781	1.7%
90 to 119 days	7,518	1.6%	5,894	1.0%	129	1.4%	375	1.5%	13,916	1.2%
120 to 149 days	6,584	1.4%	4,588	0.7%	127	1.3%	357	1.5%	11,656	1.0%
150 to 179 days	5,655	1.2%	3,767	0.6%	148	1.5%	311	1.3%	9,881	0.9%
Total delinquency	$42,375	9.1%	$33,921	5.4%	$755	7.8%	$2,459	10.2%	$79,510	7.0%
Total net finance receivables	$467,613	100.0%	$632,068	100.0%	$9,640	100.0%	$24,083	100.0%	$1,133,404	100.0%
Net finance receivables in nonaccrual status	$22,773	4.9%	$17,924	2.8%	$591	6.1%	$1,186	4.9%	$42,474	3.7%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. The Company reversed $10.7 million of accrued interest as a reduction of interest and fee income for the year ended December 31, 2020.

The following table illustrates the impacts to the allowance for credit losses for the periods indicated:

		Three Months Ended (Unaudited)				Year Ended
In thousands	January 1, 2020	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020
Beginning balance	$62,200	$122,300	$142,400	$142,000	$144,000	$62,200
Impact of CECL adoption	60,100	—	—	—	—	60,100
COVID reserve build / (release)	—	23,900	9,500	(1,500)	(1,500)	30,400
Other	—	(3,800)	(9,900)	3,500	7,500	(2,700)
Ending balance	$122,300	$142,400	$142,000	$144,000	$150,000	$150,000
Allowance for credit losses as a percentage of net finance receivables	10.8%	12.9%	13.9%	13.6%	13.2%	13.2%

The allowance for credit losses was $62.2 million, or 5.5% of net finance receivables, as of December 31, 2019. The Company adopted CECL accounting on January 1, 2020, and increased the allowance for credit losses to $122.3 million, or 10.8% of net finance receivables.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 76

In March 2020, the spread of COVID-19 was declared a pandemic by the World Health Organization. Subsequently, the pandemic was declared a national emergency in the United States and several government stimulus programs were signed into law which provided a variety of financial aid to a meaningful portion of the Company’s customer base.

During the year ended December 31, 2020, the Company increased the allowance for credit losses by $27.7 million, which included a $30.4 million reserve related to the economic impact of COVID-19, offset by a base reserve release of $2.7 million. The ending balance of the allowance for credit losses as a percentage of net finance receivables was 13.2% as of December 31, 2020. The Company ran several macroeconomic stress scenarios, and its final forecast assumed unemployment of 9% at the end of 2021. The macroeconomic scenario was adjusted for the potential benefits of internal borrower assistance programs and the Consolidated Appropriations Act signed into law in December 2020.

During 2018, three changes occurred that impacted the Company’s estimate of the allowance for credit losses. The changes collectively increased the allowance for credit losses as of December 31, 2018 and the provision for credit losses for the year ended December 31, 2018, which decreased net income by $0.2 million, or $0.02 diluted earnings per share. The three changes are described in more detail in the paragraphs below.

Certain of the Company’s loan origination fees are non-refundable, and the unearned portion of those non-refundable fees reduces the Company’s recorded investment in the related finance receivables (non-refundable fees are included in “Net finance receivables” on the Company’s consolidated balance sheets). When using unearned non-refundable fees to estimate an allowance for credit losses, an allowance can be established when the recorded investment in the finance receivables is accreted past the estimated incurred loss amount. Prior to September 30, 2018, the Company properly reduced estimated future net credit losses in its allowance modeling for the reversal of unearned non-refundable fees and, accordingly, did not reduce the required allowance by the remaining unearned non-refundable fees on the Company’s consolidated balance sheets. Effective September 30, 2018, the Company changed its estimated future net credit losses in its allowance modeling to exclude the reversal of unearned non-refundable fees and, accordingly, reduced the required allowance by the remaining unearned non-refundable fees on the Company’s consolidated balance sheets. This change in estimate had the impact of reducing the allowance for credit losses as of December 31, 2018 and the provision for credit losses for the year ended December 31, 2018 by $6.6 million, which increased net income by $5.0 million, or $0.41 diluted earnings per share.

In September 2018, the Company updated modeling assumptions used in estimating the specific component of the allowance for credit losses related to impaired finance receivables. The Company obtained additional performance data on finance receivables that had been modified under Company loss mitigation policies. Loss mitigation policies were formalized during 2016, and the impacted finance receivables subsequently had more seasoning and predictable performance data by 2018. As a result of this change in estimate, the Company increased the allowance for credit losses as of December 31, 2018 and the provision for credit losses for the year ended December 31, 2018 by $2.8 million, which decreased net income by $2.1 million, or $0.18 diluted earnings per share.

Apart from the various optional payment and collateral protection insurance products that the Company offers to customers, on certain loans, the Company also collects a fee from customers and, in turn, purchases non-file insurance for the Company’s benefit in lieu of recording and perfecting the Company’s security interest in personal property collateral. Non-file insurance protects the Company from credit losses where, following an event of default, the Company is unable to take possession of personal property collateral because the Company’s security interest is not perfected (for example, in certain instances where a customer files for bankruptcy). In such circumstances, non-file insurance generally will pay an amount equal to the lesser of the loan balance or the collateral value. In September 2018, the non-file insurance product had been operating at a loss, and the Company was implementing a policy change that would reduce the amount of claims filed, which would have the impact of increasing future net credit losses and, in turn, increasing the required allowance for credit losses. As a result of the policy change, the Company increased the allowance for credit losses as of December 31, 2018 and the provision for credit losses for the year ended December 31, 2018 by $4.1 million, which decreased net income by $3.1 million, or $0.25 diluted earnings per share.

Separate from the changes noted above, the December 31, 2018 allowance for credit losses included a $3.6 million increase related to estimated incremental credit losses on customer accounts impacted by hurricanes. As of June 30, 2019, the allowance for credit losses no longer required or included an incremental hurricane allowance.

Prior to the adoption of CECL on January 1, 2020, the Company updated the estimated loss emergence period for each finance receivable type annually. During 2018, the loss emergence period for each finance receivable type changed as follows: small loan finance receivables increased from seven to eight months; large loan finance receivables decreased from ten to eight months; automobile loan finance receivables decreased from twelve to nine months; and retail loan finance receivables decreased from

Regional Management Corp. | 2020 Annual Report on Form 10-K | 77

eleven to eight months. These net changes in the loss emergence periods decreased the Company’s allowance for credit losses by $0.2 million, which increased net income for the year ended December 31, 2018 by $0.2 million, or $0.01 diluted earnings per share.

During 2019, the loss emergence period for each finance receivable type neither required nor included any changes.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2020	$30,588	$29,148	$820	$1,644	$62,200
Impact of CECL adoption	24,185	33,550	599	1,766	60,100
Provision for credit losses	57,271	65,032	(143)	1,650	123,810
Credit losses	(55,144)	(42,447)	(583)	(2,662)	(100,836)
Recoveries	2,510	1,992	90	134	4,726
Ending balance at December 31, 2020	$59,410	$87,275	$783	$2,532	$150,000
Net finance receivables at December 31, 2020	$403,062	$715,210	$3,889	$14,098	$1,136,259
Allowance as percentage of net finance receivables at December 31, 2020	14.7%	12.2%	20.1%	18.0%	13.2%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2019	$30,759	$23,702	$1,893	$1,946	$58,300
Provision for credit losses	54,842	41,278	575	2,916	99,611
Credit losses	(57,323)	(37,475)	(1,893)	(3,365)	(100,056)
Recoveries	2,310	1,643	245	147	4,345
Ending balance at December 31, 2019	$30,588	$29,148	$820	$1,644	$62,200
Net finance receivables at December 31, 2019	$467,613	$632,068	$9,640	$24,083	$1,133,404
Allowance as percentage of net finance receivables at December 31, 2019	6.5%	4.6%	8.5%	6.8%	5.5%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2018	$24,749	$17,548	$4,025	$2,588	$48,910
Provision for credit losses	51,859	31,103	1,300	2,794	87,056
Credit losses	(48,333)	(26,337)	(4,085)	(3,586)	(82,341)
Recoveries	2,484	1,388	653	150	4,675
Ending balance at December 31, 2018	$30,759	$23,702	$1,893	$1,946	$58,300
Net finance receivables at December 31, 2018	$442,162	$452,377	$26,215	$30,429	$951,183
Allowance as percentage of net finance receivables at December 31, 2018	7.0%	5.2%	7.2%	6.4%	6.1%

The Company makes modifications to its finance receivables to assist borrowers experiencing financial difficulties. The Company classifies a loan as a TDR finance receivable when the Company modifies a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grants a concession that it would not otherwise consider.

The amount of TDR net finance receivables and the related TDR allowance for credit losses for the periods indicated are as follows:

	December 31, 2020		December 31, 2019
In thousands	TDR Net Finance Receivables	TDR Allowance for Credit Losses	TDR Net Finance Receivables	TDR Allowance for Credit Losses
Small loans	$4,991	$2,087	$9,225	$3,479
Large loans	15,140	5,229	19,555	6,763
Automobile loans	307	132	591	253
Retail loans	75	32	106	45
Total	$20,513	$7,480	$29,477	$10,540

Regional Management Corp. | 2020 Annual Report on Form 10-K | 78

The following table provides the number and amount of net finance receivables modified and classified as TDRs during the periods presented:

	Year Ended December 31,
	2020		2019		2018
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	4,074	$12,677	8,416	$23,606	7,451	$21,490
Large loans	2,704	8,559	4,632	13,431	3,646	10,578
Automobile loans	1	3	12	43	33	120
Retail loans	28	105	75	240	70	208
Total	6,807	$21,344	13,135	$37,320	11,200	$32,396

(1) Represents the post-modification net finance receivables balance of loans that have been modified during the period and resulted in a TDR.

The following table provides the number of accounts and balance of finance receivables that subsequently defaulted within the periods indicated (that were modified as a TDR in the preceding 12 months). The Company defines payment default as 90 days past due for this disclosure. The respective amounts and activity for the periods indicated are as follows:

	Year Ended December 31,
	2020		2019		2018
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	1,846	$3,266	3,161	$5,641	2,328	$3,893
Large loans	1,128	5,633	1,674	8,374	1,112	6,104
Automobile loans	1	8	6	50	25	252
Retail loans	34	57	44	80	37	58
Total	3,009	$8,964	4,885	$14,145	3,502	$10,307

(1) Only includes defaults occurring within 12 months of a loan being designated as a TDR. Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Note 5. Property and Equipment

For the periods indicated, property and equipment consisted of the following:

	December 31,
In thousands	2020	2019
Furniture, fixtures, and equipment	$25,108	$25,185
Leasehold improvements	13,180	12,110
Property and equipment cost	38,288	37,295
Less accumulated depreciation	23,830	21,994
Property and equipment, net of accumulated depreciation	$14,458	$15,301

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 totaled $5.0 million, $4.3 million, and $3.7 million, respectively.

Note 6. Leases

The Company maintains lease agreements related to its branch network and for its corporate headquarters. The branch lease agreements range from three to seven years and generally contain options to extend from three to five years. The corporate headquarters lease agreement is for eleven years and contains an option to extend for ten years. All of the Company’s lease agreements are considered operating leases. None of the Company’s lease payments are dependent on an index that may change after the commencement date.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 79

Future maturities of the Company’s operating lease liabilities are as follows:

In thousands	December 31, 2020
2021	$7,164
2022	6,768
2023	6,122
2024	4,841
2025	3,061
Thereafter	5,569
Total future minimum lease payments	33,525
Present value adjustment	(4,324)
Operating lease liability	$29,201

The Company’s operating and short-term lease expenses are presented below:

	Year Ended December 31,
In thousands	2020	2019
Operating leases	$8,268	$7,929
Short-term leases	381	435
Total lease expense	$8,649	$8,364

Supplemental cash flow and non-cash information related to the Company’s operating leases is presented below:

	Year Ended December 31,
In thousands	2020	2019
Cash paid for operating leases	$8,251	$7,379
Lease assets and liabilities acquired (1)	$7,910	$10,102

(1)	Fiscal year 2019 excludes $24.1 million of lease assets and liabilities recorded on the transition date.

As of December 31, 2020, the weighted-average remaining lease term and weighted-average discount rate were 5.6 years and 4.91%, respectively.

Rent expense for the years ended December 31, 2020, 2019, and 2018 equaled $8.8 million, $8.4 million, and $8.1 million, respectively. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance on properties that it leases.

Note 7. Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets:

	December 31, 2020			December 31, 2019
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software	$16,588	$(8,615)	$7,973	$15,389	$(6,667)	$8,722
Goodwill	950	(234)	716	950	(234)	716
Total intangible assets	$17,538	$(8,849)	$8,689	$16,339	$(6,901)	$9,438

Regional Management Corp. | 2020 Annual Report on Form 10-K | 80

Intangible amortization expense for the years ended December 31, 2020, 2019, and 2018 totaled $2.2 million, $2.2 million, and $2.0 million, respectively. The following table sets forth the future amortization of intangible assets:

In thousands	Amount
2021	$2,287
2022	2,185
2023	1,899
2024	1,030
2025	301
Thereafter	271
Total	$7,973

The Company performs an annual impairment test on goodwill during the fourth quarter of each fiscal year. There were no goodwill additions or impairment losses for the years ended December 31, 2020 and 2019, respectively.

Note 8. Other Assets

Other assets include the following as of the periods indicated:

	December 31,
In thousands	2020	2019
Prepaid expenses	$8,499	$3,256
Credit insurance receivable	3,262	2,061
Card payments receivable	3,170	1,853
Other	951	534
Total other assets	$15,882	$7,704

Note 9. Interest Rate Caps

The Company has interest rate cap contracts with an aggregate notional principal amount of $500.0 million. Each contract contains a strike rate against the one-month LIBOR (0.14% and 1.76% as of December 31, 2020 and 2019, respectively). The interest rate caps have maturities of April 2021 ($200.0 million with 3.50% strike rate), March 2023 ($100.0 million with 1.75% strike rate), August 2023 ($50.0 million with 0.50% strike rate), October 2023 ($100.0 million with 0.50% strike rate), and November 2023 ($50.0 million with 0.25% strike rate). When the one-month LIBOR exceeds the strike rate, the counterparty reimburses the Company for the excess over the strike rate. No payment is required by the Company or the counterparty when the one-month LIBOR is below the strike rate. The following is a summary of changes in the rate caps:

	December 31,
In thousands	2020	2019	2018
Balance at beginning of period	$—	$249	$98
Purchases	526	—	481
Fair value adjustment included as an increase in interest expense	(261)	(249)	(330)
Balance at end of period, included in other assets	$265	$—	$249

See Note 20, “Subsequent Events,” for information regarding the purchase of an interest rate cap contract in February 2021.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 81

Note 10. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	December 31, 2020			December 31, 2019
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$286,113	$(1,687)	$284,426	$350,818	$(2,504)	$348,314
Revolving warehouse credit facility	42,061	(1,486)	40,575	46,633	(1,875)	44,758
RMIT 2018-1 securitization	—	—	—	150,246	(1,558)	148,688
RMIT 2018-2 securitization	130,349	—	130,349	130,349	(1,687)	128,662
RMIT 2019-1 securitization	130,172	(1,216)	128,956	130,172	(1,983)	128,189
RMIT 2020-1 securitization	180,214	(2,272)	177,942	—	—	—
Total	$768,909	$(6,661)	$762,248	$808,218	$(9,607)	$798,611
Unused amount of revolving credit facilities (subject to borrowing base)	$438,082			$369,271

Senior Revolving Credit Facility: In September 2019, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $638 million to $640 million and extend the maturity of the facility from June 2020 to September 2022. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (84% of eligible secured finance receivables, 79% of eligible unsecured finance receivables, and 59% of eligible delinquent renewals as of December 31, 2020). As of December 31, 2020, the Company had $186.3 million of available liquidity under the facility and held $8.1 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 0.14% and 1.76% at December 31, 2020 and 2019, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. The Company pays an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility. See Note 20, “Subsequent Events,” for information regarding the amendment of this facility following the end of the fiscal year.

Variable Interest Entity Debt: As part of its overall funding strategy, the Company has transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions, including securitizations. The following debt arrangements are issued by the Company’s wholly-owned, bankruptcy-remote SPEs, which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. The Company is considered to be the primary beneficiary because it has (i) power over the significant activities through its role as servicer of the finance receivables under each debt arrangement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through the Company’s interest in the monthly residual cash flows of the SPEs.

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $46.6 million and $39.4 million as of December 31, 2020 and 2019, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

Revolving Warehouse Credit Facility: In October 2019, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended the credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The

Regional Management Corp. | 2020 Annual Report on Form 10-K | 82

amendment extended the date at which the facility converts to an amortizing loan and the termination date to April 2021 and April 2022, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. RMR II held $0.5 million in restricted cash reserves as of December 31, 2020 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). The three-month LIBOR was 0.24% and 1.91% at December 31, 2020 and 2019, respectively. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility.

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

RMIT 2018-2 Securitization: In December 2018, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2018-2 (“RMIT 2018-2”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2018-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2018-2. The notes had a revolving period through December 2020 and have a final maturity date in January 2028. RMIT 2018-2 held $1.4 million in restricted cash reserves as of December 31, 2020 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2018-2 securitization bear interest, payable monthly, at a weighted-average rate of 4.87%. Prior to maturity in January 2028, the Company could redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in January 2021. No payments of principal of the notes were made during the revolving period. See Note 20, “Subsequent Events,” for information regarding the termination of this facility following the end of the year.

RMIT 2019-1 Securitization: In October 2019, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2019-1 (“RMIT 2019-1”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2019-1. The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. RMIT 2019-1 held $1.4 million in restricted cash reserves as of December 31, 2020 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.17%. Prior to maturity in November 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period.

RMIT 2020-1 Securitization: In September 2020, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of December 31, 2020 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at a weighted-average rate of 2.85%. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period.

See Note 20, “Subsequent Events,” for information regarding the completion of a private offering and sale of $248.7 million of asset-backed notes following the end of the year.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 83

The carrying amounts of consolidated VIE assets and liabilities are as follows:

	December 31,
In thousands	2020	2019
Assets
Cash	$236	$152
Net finance receivables	483,674	474,340
Allowance for credit losses	(59,046)	(22,015)
Restricted cash	51,849	44,221
Other assets	5	68
Total assets	$476,718	$496,766
Liabilities
Net long-term debt	$477,822	$450,297
Accounts payable and accrued expenses	87	86
Total liabilities	$477,909	$450,383

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At December 31, 2020, the Company was in compliance with all debt covenants.

The following is a summary of estimated future principal payments required on outstanding debt:

In thousands	Amount
2021	$99,073
2022	446,069
2023	78,623
2024	87,139
2025	44,672
Thereafter	13,333
Total	$768,909

Note 11. Stockholders’ Equity

Stock repurchase program: In October 2020, the Company’s Board of Directors (the “Board”) authorized a new stock repurchase program allowing for the repurchase of up to $30.0 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately and extends through October 22, 2022. As of December 31, 2020, the Company had repurchased 435 thousand shares of common stock at a total cost of $12.0 million.

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. Total dividends declared were $0.20 per common share during the year ended December 31, 2020. No dividends were paid prior to the three months ended December 31, 2020.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 84

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	December 31, 2020		December 31, 2019
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$8,052	$8,052	$2,263	$2,263
Restricted cash	63,824	63,824	54,164	54,164
Level 2 inputs
Interest rate caps	265	265	—	—
Level 3 inputs
Net finance receivables, less unearned insurance premiums and allowance for credit losses	951,714	1,032,558	1,042,613	1,042,613
Liabilities
Level 3 inputs
Long-term debt	768,909	767,185	808,218	808,218

Certain of the Company’s assets carried at fair value are classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are carried at fair value. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2020 and 2019:

	Interest Rate Caps
In thousands	Total	Level 1	Level 2	Level 3
2020	$265	$—	$265	$—
2019	$—	$—	$—	$—

Regional Management Corp. | 2020 Annual Report on Form 10-K | 85

Note 13. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as required by individual states in which it operates. The Company is generally no longer subject to federal, state, or local income tax examinations by taxing authorities before 2017, though the Company remains subject to examination for the Texas tax return for the 2016 tax year.

Income tax expense differed from the amount computed by applying the federal income tax rate to total income before income taxes as a result of the following:

	Year Ended December 31,
	2020		2019		2018
In thousands	$	%	$	%	$	%
Federal tax expense at statutory rate	$7,545	21.0%	$12,389	21.0%	$9,639	21.0%
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	1,086	3.0%	1,961	3.3%	1,478	3.2%
Section 162(m) limitation	837	2.3%	362	0.6%	105	0.2%
Excess tax benefits from share-based awards	(93)	(0.3)%	(152)	(0.3)%	(329)	(0.7)%
Other	(177)	(0.4)%	(299)	(0.4)%	(336)	(0.7)%
	$9,198	25.6%	$14,261	24.2%	$10,557	23.0%

Income tax expense attributable to total income before income taxes consists of the following for the periods indicated:

	Year Ended December 31,
In thousands	2020	2019	2018
Current:
Federal	$5,874	$13,270	$12,442
State and local	2,648	2,357	2,329
	8,522	15,627	14,771
Deferred:
Federal	585	(1,298)	(3,705)
State and local	91	(68)	(509)
	676	(1,366)	(4,214)
Total	$9,198	$14,261	$10,557

Regional Management Corp. | 2020 Annual Report on Form 10-K | 86

Net deferred tax assets and liabilities consist of the following as of the periods indicated:

	December 31,
In thousands	2020	2019
Deferred tax assets:
Allowance for credit losses	$35,400	$12,879
Lease liability	6,863	6,687
Unearned insurance premiums	5,932	5,058
Share-based compensation	2,530	2,933
Accrued expenses	2,296	1,928
CARES Act payroll tax deferral	739	—
State net operating loss carryforward	457	262
Other	493	342
Gross deferred tax assets	54,710	30,089
Deferred tax liabilities:
Fair market value adjustment of net finance receivables	26,748	16,853
Lease assets	6,372	6,207
Depreciation and software amortization	4,000	3,735
Deferred loan costs	1,757	1,983
Prepaid expenses	1,207	316
Deferred rent	234	349
Other	271	27
Gross deferred tax liabilities	40,589	29,470
Net deferred tax asset	$14,121	$619

The Company had a state net operating loss carryforward of approximately $13.9 million as of December 31, 2020. This carryforward is available to offset future taxable income. If not used, the carryforward will expire beginning in 2032.

Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, based solely on the technical merits of the position. The Company had $0.8 million of unrecognized tax benefits as of December 31, 2019. Included in these amounts were interest and penalties accrued related to unrecognized tax benefits of $52 thousand for the year ended December 31, 2019. These components are included in the income tax line of the consolidated statements of income. As of and for the year ended December 31, 2020, the Company neither required nor included an unrecognized tax benefit.

The following schedule reconciles unrecognized tax positions for the periods indicated:

	Year Ended December 31,
In thousands	2020	2019
Balance at January 1	$815	$—
Additions based on tax positions related to the current year	—	363
Additions for tax positions of prior years	—	452
Reductions for tax positions of prior years	(815)	—
Settlements	—	—
Balance at December 31	$—	$815

Regional Management Corp. | 2020 Annual Report on Form 10-K | 87

Note 14. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
In thousands, except per share amounts	2020	2019	2018
Numerator:
Net income	$26,730	$44,732	$35,345
Denominator:
Weighted-average shares outstanding for basic earnings per share	10,930	11,401	11,655
Effect of dilutive securities	215	372	423
Weighted-average shares adjusted for dilutive securities	11,145	11,773	12,078
Earnings per share:
Basic	$2.45	$3.92	$3.03
Diluted	$2.40	$3.80	$2.93

Options to purchase 0.3 million, 0.3 million, and 0.1 million shares of common stock were outstanding during the years ended December 31, 2020, 2019, and 2018, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 15. Employee Benefit Plans

Retirement savings plan: The Company has a defined contribution employee benefit plan (401(k) plan) covering full-time employees who have at least six months of service. The Company made a matching contribution equal to 100 percent of the first three percent of an employee’s gross income and 50 percent of the next two percent of gross income in 2020, 2019, and 2018. For the years ended December 31, 2020, 2019, and 2018, the Company recorded expense for the Company’s match of $1.6 million, $1.5 million, and $0.9 million, respectively.

Note 16. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of December 31, 2020, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.55 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effective date of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of December 31, 2020, there were 0.4 million shares available for grant under the 2015 Plan.

For the years ended December 31, 2020, 2019, and 2018, the Company recorded share-based compensation expense of $5.6 million, $5.1 million, and $5.3 million, respectively. As of December 31, 2020, unrecognized share-based compensation expense to be recognized over future periods approximated $6.6 million. This amount will be recognized as expense over a weighted-average period of 2.0 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

Long-term incentive program: The Company issues non-qualified stock options, performance-contingent restricted stock units (“RSUs”), cash-settled performance units (“CSPUs”), and restricted stock awards (“RSAs”) to certain members of senior management

Regional Management Corp. | 2020 Annual Report on Form 10-K | 88

under a long-term incentive program (“LTIP”). The CSPUs are cash incentive awards, and the associated expense is not based on the market price of the Company’s common stock. Recurring annual grants are made at the discretion of the Company’s Board. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSUs and CSPUs that may be earned can range from 0% to 150% of target based on the percentile ranking of the Company’s compound annual growth rate of net income and net income per share (for the 2018 LTIP and the 2019 LTIP) or the percentile ranking of the Company’s compound annual growth rate of pre-provision net income and pre-provision net income per share (for the 2020 LTIP), in each case compared to a public company peer group over a three-year performance period.

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

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Year Ended December 31,
	2020	2019	2018
Expected volatility	45.36%	41.06%	41.63%
Expected dividends	0.34%	0.00%	0.00%
Expected term (in years)	6.0	6.0	6.0
Risk-free rate	0.68%	2.41%	2.66%

Expected volatility is based on the Company’s historical stock price volatility. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 89

The following table summarizes the stock option activity for the year ended December 31, 2020:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	1,067	$19.61
Granted	145	18.90
Exercised	(266)	17.73
Forfeited	(38)	27.28
Expired	—	—
Options outstanding at December 31, 2020	908	$19.73	5.4	$9,308
Options exercisable at December 31, 2020	788	$19.60	4.8	$8,194

The following table provides additional stock option information for the periods indicated:

	Year Ended December 31,
In thousands, except per share amounts	2020	2019	2018
Weighted-average grant date fair value per share	$7.80	$11.82	$12.39
Intrinsic value of options exercised	$2,896	$265	$1,604
Fair value of stock options that vested	$994	$1,126	$1,809

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the year ended December 31, 2020:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2020	156	$24.57
Granted (target)	67	15.86
Achieved performance adjustment (1)	(2)	19.99
Vested	(66)	19.99
Forfeited	(31)	26.68
Non-vested units at December 31, 2020	124	$21.89

(1)	The 2016 LTIP RSUs were earned and vested at 116.5% of target, as described in greater detail in the Company’s definitive proxy statement filed with the SEC on March 27, 2019.

The following table provides additional RSU information for the periods indicated:

	Year Ended December 31,
In thousands, except per unit amounts	2020	2019	2018
Weighted-average grant date fair value per unit	$15.86	$27.89	$28.25
Fair value of RSUs that vested	$1,314	$916	$—

Regional Management Corp. | 2020 Annual Report on Form 10-K | 90

Restricted stock awards: The fair value and compensation cost of restricted stock is calculated using the Company’s closing stock price on the date of grant.

The following table summarizes restricted stock activity during the year ended December 31, 2020:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2020	126	$26.93
Granted	317	19.06
Vested	(155)	24.27
Forfeited	(22)	23.92
Non-vested shares at December 31, 2020	266	$19.34

The following table provides additional restricted stock information:

	Year Ended December 31,
In thousands, except per share amounts	2020	2019	2018
Weighted-average grant date fair value per share	$19.06	$27.02	$25.30
Fair value of RSAs that vested	$3,760	$2,803	$1,625

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

Note 18. Insurance Products and Reinsurance of Certain Risks

RMC Reinsurance, Ltd. is a wholly-owned insurance subsidiary of the Company. The Company sells optional insurance products to its customers in connection with its lending operations. These optional products include credit life, credit accident and health, credit property, vehicle single interest, and credit involuntary unemployment insurance. The type and terms of our optional insurance products vary from state to state based on applicable laws and regulations. Insurance premiums are remitted to an unaffiliated company that issues the policy to the customer. This unaffiliated company cedes the premiums to RMC Reinsurance, Ltd. Life insurance premiums are ceded to the Company as written and non-life products are ceded as earned. Unearned insurance premiums represent insurance premiums, net of premiums held by the unaffiliated insurance underwriter, that will be earned over the terms of the policies.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 91

The Company maintains a cash reserve for life insurance claims in an amount determined by the ceding company. As of December 31, 2020 and 2019, the cash reserves were $12.0 million and $9.9 million, respectively.

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

The following table summarizes the components of insurance income, net during the years ended December 31, 2020, 2019, and 2018:

	Insurance Premiums and Direct Expenses
In thousands	2020	2019	2018
Earned premiums	$42,816	$35,544	$31,095
Claims, reserves, and certain direct expenses	(14,467)	(14,727)	(16,302)
Insurance income, net	$28,349	$20,817	$14,793

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

Apart from the various optional payment and collateral protection insurance products that the Company offers to customers, on certain loans, the Company also collects a fee from customers and, in turn, purchases non-file insurance from an unaffiliated insurance company for its benefit in lieu of recording and perfecting its security interest in personal property collateral. Non-file insurance protects the Company from credit losses where, following an event of default, it is unable to take possession of personal property collateral because its security interest is not perfected (for example, in certain instances where a customer files for bankruptcy). In such circumstances, non-file insurance generally will pay to the Company an amount equal to the lesser of the loan balance or the collateral value. In recent years, as large loans have become a larger percentage of the Company’s loan portfolio, the severity of non-file insurance claims has increased and non-file insurance claims expenses have exceeded non-file insurance fees. The resulting net loss from the non-file insurance product has been reflected in the Company’s insurance income, net. The Company evaluated various ways to lower its non-file insurance claims, and reduced its utilization of non-file insurance beginning in the fourth quarter of 2018. This policy change caused substantially offsetting increases to insurance income, net and net credit losses in the fourth quarter of 2018 and subsequent periods.

Note 19. Quarterly Information (unaudited)

The following tables summarize the Company’s quarterly financial information for each of the four quarters of 2020 and 2019:

	2020
In thousands, except per share amounts	First	Second	Third	Fourth
Total revenue	$96,074	$89,850	$90,538	$97,444
Provision for credit losses	49,522	27,499	22,089	24,700
General and administrative expenses	46,243	41,525	43,754	44,794
Interest expense	10,159	9,137	9,300	9,256
Income taxes	(3,525)	4,219	4,157	4,347
Net income (loss)	$(6,325)	$7,470	$11,238	$14,347
Net income (loss) per common share:
Basic	$(0.58)	$0.68	$1.02	$1.32
Diluted	$(0.56)	$0.68	$1.01	$1.28

Regional Management Corp. | 2020 Annual Report on Form 10-K | 92

	2019
In thousands, except per share amounts	First	Second	Third	Fourth
Total revenue	$81,748	$84,274	$91,707	$97,984
Provision for credit losses	23,343	25,714	24,515	26,039
General and administrative expenses	38,183	37,743	40,167	40,891
Interest expense	9,721	9,771	10,348	10,285
Income taxes	2,393	2,677	4,105	5,086
Net income	$8,108	$8,369	$12,572	$15,683
Net income per common share:
Basic	$0.69	$0.71	$1.11	$1.44
Diluted	$0.67	$0.70	$1.08	$1.38

Note 20. Subsequent Events

Interest rate cap purchase: In February 2021, as a component of its strategy to manage the interest rate risk associated with future interest payments on variable-rate debt, the Company purchased an interest rate cap contract for $0.2 million with an aggregate notional principal amount of $50.0 million. The interest rate cap matures in February 2024 with a 0.25% strike rate against the one-month LIBOR.

Quarterly cash dividend: In February 2021, the Company announced that the Board declared a quarterly cash dividend of $0.20 per share. The dividend will be paid on March 12, 2021 to shareholders of record at the close of business on February 23, 2021. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

Amendment to senior revolving credit facility: In February 2021, the Company amended its senior revolving credit facility to provide an additional $20.0 million of flexibility to return capital to shareholders in the future, whether through dividends or share repurchases.

RMIT 2018-2 securitization: In February 2021, the Company and RMR III exercised the right to make an optional principal repayment in full, and in connection with such prepayment, the securitization terminated in February 2021.

RMIT 2021-1 securitization: In February 2021, the Company, its wholly-owned SPE, RMR III, and its indirect wholly-owned SPE, Regional Management Issuance Trust 2021-1 (“RMIT 2021-1”), completed a private offering and sale of $248.7 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at a weighted-average rate of 2.08%. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 93

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for the preparation, integrity, accuracy, and fair presentation of the consolidated financial statements appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The financial statements were prepared in conformity with GAAP and include amounts based on judgments and estimates by management.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with GAAP. Our internal control over financial reporting is supported by internal audits, appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel, and codes of ethics adopted by our Company’s Board that are applicable to all directors, officers, and employees of our Company.

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

Management assessed the effectiveness of our internal control over financial reporting, with the participation of our chief executive officer and chief financial officer, as of December 31, 2020. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2020. Our independent registered public accounting firm, RSM US LLP, has issued a report on our internal control over financial reporting, which appears in Part II, Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regional Management Corp. | 2020 Annual Report on Form 10-K | 94

ITEM 9B.	OTHER INFORMATION.

Not applicable.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 95

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters—Committees of the Board,” “Executive Officers,” “Stockholder Proposals—Proposal No. 1: Election of Directors,” and “Delinquent Section 16(a) Reports” (to the extent reported therein) in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2020.

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

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation,” “Board of Directors and Corporate Governance Matters—Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Summary of Employment Arrangements with Executive Officers,” and “Summary of Company Incentive Plans” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to the information presented under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables—Equity Compensation Plan Information” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Other Information—Certain Relationships and Related Person Transactions,” “Board of Directors and Corporate Governance Matters—Board Independence,” and “Board of Directors and Corporate Governance Matters—Current Directors and Director Nominees” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the information presented under the heading “Stockholder Proposals—Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2020.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 96

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
(1)	Financial Statements:
(i)	Reports of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets at December 31, 2020 and December 31, 2019
(iii)	Consolidated Statements of Income for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018
(iv)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018
(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018
(vi)	Notes to Consolidated Financial Statements
(2)

Financial Statement Schedules: None. Financial statement schedules have been omitted because the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits: The exhibits listed in the following index are filed as a part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Regional Management Corp.		8-K	001-35477	3.1	04/02/2012

3.2	Amended and Restated Bylaws of Regional Management Corp.		8-K	001-35477	3.2	04/02/2012

4.1	Indenture, dated December 13, 2018, by and among Regional Management Issuance Trust 2018-2, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	12/13/2018

4.2	Indenture, dated October 31, 2019, by and among Regional Management Issuance Trust 2019-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	10/31/2019

4.3	Indenture, dated September 23, 2020, by and among Regional Management Issuance Trust 2020-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	09/29/2020

4.4	Description of Securities		10-K	001-35477	4.4	03/16/2020

10.1	Cooperation Agreement, dated as of January 26, 2018, by and between Basswood Capital Management, L.L.C. and the Company		8-K	001-35477	10.1	01/29/2018

Regional Management Corp. | 2020 Annual Report on Form 10-K | 97

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.2.1	Seventh Amended and Restated Loan and Security Agreement, dated September 20, 2019, by and among Regional Management Corp. and certain of its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as Agent		8-K	001-35477	10.1	09/20/2019

10.2.2	First Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of October 15, 2020, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	10/16/2020

10.3.1	Amended and Restated Credit Agreement, dated as of November 21, 2017, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, Wells Fargo Bank, National Association, as lender, the other lenders from time to time parties thereto, Wells Fargo Bank, National Association, as account bank, collateral custodian, and backup servicer, and Wells Fargo Securities, LLC, as administrative agent for the lender and other lenders from time to time parties thereto		8-K	001-35477	10.1	11/28/2017

10.3.2	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 20, 2018, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, Wells Fargo Bank, National Association, as lender, and Wells Fargo Securities, LLC, as administrative agent		10-Q	001-35477	10.3	05/01/2018

10.3.3	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 30, 2018, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, Wells Fargo Bank, National Association, as lender, and Wells Fargo Securities, LLC, as administrative agent		8-K	001-35477	10.1	11/02/2018

10.4.1	Amended and Restated Credit Agreement, dated as of October 17, 2019, by and among Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, the agents from time to time parties thereto, Wells Fargo Bank, National Association, as account bank, image file custodian, and backup servicer, Wells Fargo Bank, National Association, as administrative agent, and Credit Suisse AG, New York Branch, as structuring and syndication agent		8-K	001-35477	10.1	10/22/2019

Regional Management Corp. | 2020 Annual Report on Form 10-K | 98

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.4.2

Omnibus Amendment, dated as of August 18, 2020, by and among Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, Regional Finance Corporation of Alabama, Regional Finance Company of Georgia, LLC, Regional Finance Company of New Mexico, LLC, Regional Finance Company of Oklahoma, LLC, Regional Finance Corporation of South Carolina, Regional Finance Corporation of Tennessee, Regional Finance Corporation of Texas, Regional Finance Company of Virginia, LLC, Regional Finance Corporation of Wisconsin, Regional Finance Corporation of North Carolina, Regional Finance Company of Missouri, LLC, Regional Management North Carolina Receivables Trust, and Wells Fargo Bank, National Association, as administrative agent, as acknowledged and agreed to by Wells Fargo Bank, National Association, as Class A committed lender, Class B committed lender, Class A lender agent, and Class B lender agent, Credit Suisse AG, Cayman Islands Branch, as Class A committed lender and Class B committed lender, GIFS Capital Company, LLC, as Class A conduit lender and Class B conduit lender, Alpine Securitization Ltd., as Class A conduit lender and Class B conduit lender, Credit Suisse AG, New York Branch, as Class A lender agent and Class B lender agent, and Wells Fargo Bank, National Association, not in its individual capacity but solely as account bank, image file custodian, and backup servicer

			10-Q	001-35477	10.2	11/05/2020

10.5	Sale and Servicing Agreement, dated as of December 13, 2018, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2018-2, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2018-2A SUBI		8-K	001-35477	10.1	12/13/2018

10.6.1	Sale and Servicing Agreement, dated October 31, 2019, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2019-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2019-1A SUBI		8-K	001-35477	10.1	10/31/2019

Regional Management Corp. | 2020 Annual Report on Form 10-K | 99

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.6.2	Amendment No. 1 to Sale and Servicing Agreement, dated October 30, 2020, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, Regional Management Issuance Trust 2019-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2019-1A-SUBI		10-Q	001-35477	10.9	11/05/2020

10.6.3	Supplemental Indenture, dated October 30, 2020, by and among Regional Management Issuance Trust 2019-1, as issuer, Regional Management Corp., as servicer, and Wells Fargo Bank, National Association, as indenture trustee		10-Q	001-35477	10.8	11/05/2020

10.7	Sale and Servicing Agreement, dated September 23, 2020, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2020-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2020-1A SUBI		8-K	001-35477	10.1	09/29/2020

10.8.1†	Regional Management Corp. 2011 Stock Incentive Plan and Forms of Nonqualified Stock Option Agreement (forms for grants prior to October 1, 2014)		S-1/A	333-174245	10.5	08/04/2011

10.8.2†	Form of Stock Award Agreement under the 2011 Stock Incentive Plan		10-K	001-35477	10.4.2	03/17/2014

10.8.3†	Form of Restricted Stock Award Agreement under the 2011 Stock Incentive Plan (form for director grants)		10-K	001-35477	10.4.3	03/17/2014

10.8.4†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan (form for grants on or after October 1, 2014)		8-K	001-35477	10.1	10/07/2014

10.8.5†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2011 Stock Incentive Plan		8-K	001-35477	10.2	10/07/2014

10.8.6†	Form of Cash-Settled Performance Share Award Agreement under the 2011 Stock Incentive Plan		8-K	001-35477	10.3	10/07/2014

10.8.7†	Form of Restricted Stock Award Agreement under the 2011 Stock Incentive Plan (form for employee grants)		8-K	001-35477	10.4	10/07/2014

10.9.1†	Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective April 27, 2017)		8-K	001-35477	10.1	05/02/2017

Regional Management Corp. | 2020 Annual Report on Form 10-K | 100

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.9.2†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.3	04/28/2015

10.9.3†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to March 29, 2016)		8-K	001-35477	10.4	04/28/2015

10.9.4†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to March 29, 2016)		8-K	001-35477	10.5	04/28/2015

10.9.5†	Form of Restricted Stock Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.6	04/28/2015

10.9.6†	Form of Stock Award Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.7	04/28/2015

10.9.7†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after March 29, 2016 through April 26, 2017)		8-K	001-35477	10.1	04/01/2016

10.9.8†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after March 29, 2016 through April 26, 2017)		8-K	001-35477	10.2	04/01/2016

10.9.9†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.2	05/02/2017

10.9.10†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.3	05/02/2017

10.9.11†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.4	05/02/2017

10.9.12†	Form of Restricted Stock Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.5	05/02/2017

10.9.13†	Form of Stock Award Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.6	05/02/2017

10.10†	Regional Management Corp. Annual Incentive Plan (as amended and restated effective March 23, 2015)		8-K	001-35477	10.2	04/28/2015

10.11†	Form of Key Team Member Incentive Program Agreement		8-K	001-35477	10.2	09/29/2020

Regional Management Corp. | 2020 Annual Report on Form 10-K | 101

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.12†	Summary of Non-Employee Director Compensation Program		10-Q	001-35477	10.2	08/07/2020

10.13†	Employment Agreement, dated as of March 26, 2020, between Robert W. Beck and Regional Management Corp.		8-K	001-35477	10.1	03/30/2020

10.14†	Employment Agreement, dated as of September 30, 2020, between Harpreet Rana and Regional Management Corp.		8-K	001-35477	10.1	09/30/2020

10.15†	Employment Agreement, dated as of July 1, 2020, between John D. Schachtel and Regional Management Corp.		8-K	001-35477	10.1	07/08/2020

10.16†	Employment Agreement, dated as of January 6, 2020, between Manish Parmar and Regional Management Corp.		10-Q	001-35477	10.2	05/08/2020

10.17†	Employment Agreement, dated as of September 30, 2020, between Brian J. Fisher and Regional Management Corp.		8-K	001-35477	10.2	09/30/2020

10.18†	Employment Agreement, dated as of September 30, 2020, between Catherine R. Atwood and Regional Management Corp.		10-Q	001-35477	10.7	11/05/2020

10.19†	Employment Agreement, dated as of May 6, 2019, between Peter R. Knitzer and Regional Management Corp.		8-K	001-35477	10.1	05/08/2019

10.20†	Consulting Agreement, dated as of April 13, 2020, between Daniel J. Taggart and Regional Management Corp.		8-K	001-35477	10.1	04/15/2020

10.21†	Form of Retention Award Agreement		8-K	001-35477	10.1	03/13/2015

21.1	Subsidiaries of Regional Management Corp.	X

23.1	Consent of RSM US LLP	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Regional Management Corp. | 2020 Annual Report on Form 10-K | 102

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

†	Indicates a management contract or a compensatory plan, contract, or arrangement.
ITEM 16.	FORM 10-K SUMMARY.

None.

Regional Management Corp. | 2020 Annual Report on Form 10-K | 103

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Management Corp.

Date: February 25, 2021	/s/ Robert W. Beck
Robert W. Beck
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert W. Beck and Harpreet Rana, and each of them, jointly and severally, as true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution for him/her and in his/her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

/s/ Robert W. Beck	Name:	Robert W. Beck
	Title:	President, Chief Executive Officer, and Director (principal executive officer)

/s/ Harpreet Rana	Name:	Harpreet Rana
	Title:	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Michael S. Dymski	Name:	Michael S. Dymski
	Title:	Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Carlos Palomares	Name:	Carlos Palomares
	Title:	Chair of the Board of Directors

/s/ Jonathan D. Brown	Name:	Jonathan D. Brown
	Title:	Director

/s/ Roel C. Campos	Name:	Roel C. Campos
	Title:	Director

/s/ Maria Contreras-Sweet	Name:	Maria Contreras-Sweet
	Title:	Director

/s/ Alvaro G. de Molina	Name:	Alvaro G. de Molina
	Title:	Director

/s/ Michael R. Dunn	Name:	Michael R. Dunn
	Title:	Director

/s/ Steven J. Freiberg	Name:	Steven J. Freiberg
	Title:	Director

/s/ Sandra K. Johnson, Ph.D.	Name:	Sandra K. Johnson, Ph.D.
	Title:	Director

Regional Management Corp. | 2020 Annual Report on Form 10-K | 104