Form 10-Q
period 2021-03-31
Regional Management Corp.
filed 2021-05-06
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of May 5, 2021, the registrant had outstanding 10,626,896 shares of Common Stock, $0.10 par value.

ITEM 1.	FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	March 31, 2021
	(Unaudited)	December 31, 2020
Assets
Cash	$7,226	$8,052
Net finance receivables	1,105,603	1,136,259
Unearned insurance premiums	(34,751)	(34,545)
Allowance for credit losses	(139,600)	(150,000)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	931,252	951,714
Restricted cash	79,012	63,824
Lease assets	27,652	27,116
Deferred tax asset	14,366	14,121
Property and equipment	13,046	14,458
Intangible assets	8,926	8,689
Other assets	16,815	15,882
Total assets	$1,098,295	$1,103,856
Liabilities and Stockholders’ Equity
Liabilities:
Long-term debt	$752,200	$768,909
Unamortized debt issuance costs	(8,196)	(6,661)
Net long-term debt	744,004	762,248
Accounts payable and accrued expenses	40,943	40,284
Lease liabilities	29,712	29,201
Total liabilities	814,659	831,733
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,063 shares issued and 10,792 shares outstanding at March 31, 2021 and 13,851 shares issued and 10,932 shares outstanding at December 31, 2020)	1,406	1,385
Additional paid-in capital	105,493	105,483
Retained earnings	250,659	227,343
Treasury stock (3,271 shares at March 31, 2021 and 2,919 shares at December 31, 2020)	(73,922)	(62,088)
Total stockholders’ equity	283,636	272,123
Total liabilities and stockholders’ equity	$1,098,295	$1,103,856

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$187	$236
Net finance receivables	592,526	483,674
Allowance for credit losses	(70,771)	(59,046)
Restricted cash	64,983	51,849
Other assets	262	5
Total assets	$587,187	$476,718
Liabilities
Net long-term debt	$588,929	$477,822
Accounts payable and accrued expenses	64	87
Total liabilities	$588,993	$477,909

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue
Interest and fee income	$87,279	$86,997
Insurance income, net	7,985	5,949
Other income	2,467	3,128
Total revenue	97,731	96,074

Expenses
Provision for credit losses	11,362	49,522

Personnel	28,851	29,511
Occupancy	6,020	5,227
Marketing	2,710	1,686
Other	8,262	9,819
Total general and administrative expenses	45,843	46,243

Interest expense	7,135	10,159
Income (loss) before income taxes	33,391	(9,850)
Income taxes	7,869	(3,525)

Net income (loss)	$25,522	$(6,325)
Net income (loss) per common share
Basic	$2.42	$(0.58)
Diluted	$2.31	$(0.56)
Weighted-average common shares outstanding:
Basic	10,543	10,897
Diluted	11,066	11,253

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2020	13,851	$1,385	$105,483	$227,343	$(62,088)	$272,123
Cash dividends	—	—	—	(2,206)	—	(2,206)
Issuance of restricted stock awards	176	18	(18)	—	—	—
Exercise of stock options	137	14	—	—	—	14
Repurchase of common stock	—	—	—	—	(11,834)	(11,834)
Shares withheld related to net share settlement	(101)	(11)	(1,535)	—	—	(1,546)
Share-based compensation	—	—	1,563	—	—	1,563
Net income	—	—	—	25,522	—	25,522
Balance, March 31, 2021	14,063	$1,406	$105,493	$250,659	$(73,922)	$283,636

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2019	13,497	$1,350	$102,678	$248,829	$(50,074)	$302,783
Cumulative effect of accounting standard adoption	—	—	—	(45,922)	—	(45,922)
Issuance of restricted stock awards	186	19	(19)	—	—	—
Exercise of stock options	22	2	—	—	—	2
Shares withheld related to net share settlement	(46)	(5)	(590)	—	—	(595)
Share-based compensation	—	—	1,419	—	—	1,419
Net income (loss)	—	—	—	(6,325)	—	(6,325)
Balance, March 31, 2020	13,659	$1,366	$103,488	$196,582	$(50,074)	$251,362

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$25,522	$(6,325)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	11,362	49,522
Depreciation and amortization	2,891	2,871
Loss on disposal of property and equipment	1	19
Share-based compensation	1,563	1,419
Fair value adjustment on interest rate caps	(785)	29
Deferred income taxes, net	(245)	(5,228)
Changes in operating assets and liabilities:
Increase in lease assets	(536)	(291)
Decrease in other assets	302	854
Increase in accounts payable and accrued expenses	1,739	1,353
Increase in lease liabilities	511	333
Net cash provided by operating activities	42,325	44,556
Cash flows from investing activities:
Net repayments of finance receivables	9,100	1,289
Purchase of intangible assets	(769)	(265)
Purchase of property and equipment	(411)	(1,010)
Net cash provided by investing activities	7,920	14
Cash flows from financing activities:
Net payments on senior revolving credit facility	(129,581)	(38,684)
Net advances (payments) on revolving warehouse credit facility	(5,695)	8,313
Net advances on securitizations	118,567	—
Payments for debt issuance costs	(2,506)	(78)
Taxes paid related to net share settlement of equity awards	(2,638)	(1,231)
Cash dividends	(2,196)	—
Repurchase of common stock	(11,834)	—
Net cash used in financing activities	(35,883)	(31,680)
Net change in cash and restricted cash	14,362	12,890
Cash and restricted cash at beginning of period	71,876	56,427
Cash and restricted cash at end of period	$86,238	$69,317
Supplemental cash flow and non-cash information:
Interest paid	$7,230	$9,082
Income taxes refunded	$(199)	$-
Operating leases paid	$2,087	$2,061
Non-cash lease assets and liabilities acquired	$2,202	$2,473

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash	$7,226	$8,052	$14,668	$2,263
Restricted cash	79,012	63,824	54,649	54,164
Total cash and restricted cash	$86,238	$71,876	$69,317	$56,427

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile purchase loans, but ceased such originations in November 2017. As of March 31, 2021, the Company operated under the name “Regional Finance” in 365 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States.

The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s small and large loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. The current expected credit loss (“CECL”) accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of portfolio liquidation, and larger provisions for credit losses in periods of portfolio growth compared to prior years. Consequently, the Company experiences seasonal fluctuations in its operating results. However, changes in borrower assistance programs and customer access to external economic stimulus measures related to the novel strain of coronavirus (“COVID-19”) have impacted the Company’s typical seasonal trends for loan volume and delinquency.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q adopted by the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC.

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

Net finance receivables: The Company’s small loan portfolio is comprised of branch small loan receivables and convenience check receivables. Branch small loan receivables are direct loans to customers and are secured by non-essential household goods and, in some instances, an automobile. Convenience checks are direct loans originated by mailing checks to customers based on a pre-screening process that includes a review of the prospective customer’s credit profile provided by national credit reporting bureaus or data aggregators. A recipient of a convenience check is able to enter into a loan by endorsing and depositing or cashing the check. Large loan receivables are direct loans to customers, some of which are convenience check receivables and the vast majority of which are secured by non-essential household goods, automobiles, and/or other vehicles. Retail loan receivables consist principally of retail installment sales contracts collateralized by the purchased furniture, appliances, and other retail items and are initiated by and purchased from retailers, subject to the Company’s credit approval. Automobile loan receivables consist of direct automobile purchase loans, which were originated at the dealership and closed in one of the Company’s branches, and indirect automobile purchase loans, which were originated and closed at a dealership in the Company’s network without the need for the customer to visit one of the Company’s branches. In each case, these automobile loans are collateralized primarily by the purchased automobiles and, in the case of indirect loans, were initiated by and purchased from automobile dealerships, subject to the Company’s credit approval. The Company ceased originating automobile purchase loans in November 2017.

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

The Company establishes its allowance for credit losses related to its TDRs by calculating the present value of all expected cash flows (discounted at the finance receivable’s effective interest rate prior to modification) less the amortized costs of the aggregated pool. The Company uses the modified interest rates and certain assumptions, including expected credit losses and recoveries, to estimate the expected cash flows from its TDRs.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

In thousands	March 31, 2021	December 31, 2020
Small loans	$371,188	$403,062
Large loans	719,441	715,210
Automobile loans	3,033	3,889
Retail loans	11,941	14,098
Net finance receivables	$1,105,603	$1,136,259

Net finance receivables included net deferred origination fees of $11.8 million and $12.6 million as of March 31, 2021 and December 31, 2020, respectively.

The credit quality of the Company’s finance receivable portfolio is dependent on the Company’s ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as it grows its portfolio. The allowance for credit losses uses FICO scores and delinquency as key data points in estimating the allowance. The Company uses six FICO band categories to assess FICO scores. The first FICO band category includes the lowest FICO scores, while the sixth FICO band category includes the highest FICO scores.

Net finance receivables by product, FICO band, and origination year as of March 31, 2021 are as follows:

	Net Finance Receivables by Origination Year
In thousands	2021 (1)	2020	2019	2018	2017	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$18,423	$51,375	$10,823	$1,116	$129	$29	$81,895
2	10,776	27,530	4,419	296	18	6	43,045
3	11,752	28,594	4,577	308	12	4	45,247
4	12,869	30,604	4,668	287	13	4	48,445
5	13,535	33,408	5,617	209	5	3	52,777
6	23,388	64,496	11,591	295	7	2	99,779
Total small loans	$90,743	$236,007	$41,695	$2,511	$184	$48	$371,188
Large Loans:
FICO Band
1	$10,759	$39,799	$20,802	$5,944	$2,320	$884	$80,508
2	9,310	30,017	11,177	1,728	385	168	52,785
3	20,037	60,438	27,194	4,593	766	83	113,111
4	24,369	73,605	33,242	5,047	802	60	137,125
5	22,013	68,169	30,447	5,261	845	31	126,766
6	38,881	112,170	48,027	8,883	1,128	57	209,146
Total large loans	$125,369	$384,198	$170,889	$31,456	$6,246	$1,283	$719,441
Automobile Loans:
FICO Band
1	$—	$—	$—	$—	$729	$553	$1,282
2	—	—	—	—	292	247	539
3	—	—	—	—	420	195	615
4	—	—	—	—	204	84	288
5	—	—	—	—	60	92	152
6	—	—	—	—	92	65	157
Total automobile loans	$—	$—	$—	$—	$1,797	$1,236	$3,033
Retail Loans:
FICO Band
1	$11	$320	$608	$137	$5	$3	$1,084
2	—	197	483	119	4	2	805
3	138	720	512	141	11	5	1,527
4	292	1,593	960	343	15	2	3,205
5	284	1,260	811	281	29	1	2,666
6	304	1,279	780	270	17	4	2,654
Total retail loans	$1,029	$5,369	$4,154	$1,291	$81	$17	$11,941
Total Loans:
FICO Band
1	$29,193	$91,494	$32,233	$7,197	$3,183	$1,469	$164,769
2	20,086	57,744	16,079	2,143	699	423	97,174
3	31,927	89,752	32,283	5,042	1,209	287	160,500
4	37,530	105,802	38,870	5,677	1,034	150	189,063
5	35,832	102,837	36,875	5,751	939	127	182,361
6	62,573	177,945	60,398	9,448	1,244	128	311,736
Total loans	$217,141	$625,574	$216,738	$35,258	$8,308	$2,584	$1,105,603

(1)	Includes loans originated during the three months ended March 31, 2021.

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	March 31, 2021
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$331,377	89.3%	$666,828	92.6%	$2,377	78.4%	$10,277	86.1%	$1,010,859	91.4%
1 to 29 days past due	17,229	4.6%	28,436	4.0%	429	14.1%	930	7.8%	47,024	4.3%
Delinquent accounts
30 to 59 days	5,106	1.3%	5,960	0.8%	51	1.7%	135	1.1%	11,252	1.0%
60 to 89 days	4,697	1.3%	4,896	0.7%	42	1.4%	173	1.4%	9,808	0.9%
90 to 119 days	4,317	1.2%	4,197	0.7%	37	1.2%	131	1.2%	8,682	0.8%
120 to 149 days	4,032	1.1%	4,515	0.6%	36	1.2%	134	1.1%	8,717	0.8%
150 to 179 days	4,430	1.2%	4,609	0.6%	61	2.0%	161	1.3%	9,261	0.8%
Total delinquency	$22,582	6.1%	$24,177	3.4%	$227	7.5%	$734	6.1%	$47,720	4.3%
Total net finance receivables	$371,188	100.0%	$719,441	100.0%	$3,033	100.0%	$11,941	100.0%	$1,105,603	100.0%
Net finance receivables in nonaccrual status	$13,606	3.7%	$14,586	2.0%	$184	6.1%	$508	4.3%	$28,884	2.6%

	December 31, 2020
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$342,744	85.0%	$633,806	88.6%	$2,729	70.2%	$11,188	79.3%	$990,467	87.2%
1 to 29 days past due	32,615	8.1%	50,145	7.0%	864	22.2%	1,718	12.2%	85,342	7.5%
Delinquent accounts
30 to 59 days	8,195	2.1%	9,808	1.4%	49	1.2%	329	2.3%	18,381	1.6%
60 to 89 days	6,907	1.7%	7,639	1.1%	119	3.1%	290	2.1%	14,955	1.3%
90 to 119 days	4,866	1.2%	5,407	0.8%	29	0.7%	194	1.4%	10,496	0.9%
120 to 149 days	4,193	1.0%	4,648	0.6%	37	1.0%	207	1.5%	9,085	0.8%
150 to 179 days	3,542	0.9%	3,757	0.5%	62	1.6%	172	1.2%	7,533	0.7%
Total delinquency	$27,703	6.9%	$31,259	4.4%	$296	7.6%	$1,192	8.5%	$60,450	5.3%
Total net finance receivables	$403,062	100.0%	$715,210	100.0%	$3,889	100.0%	$14,098	100.0%	$1,136,259	100.0%
Net finance receivables in nonaccrual status	$14,617	3.6%	$16,683	2.3%	$216	5.6%	$723	5.1%	$32,239	2.8%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. The Company reversed $2.4 million of accrued interest as a reduction of interest and fee income for the three months ended March 31, 2021.

The following table illustrates the impacts to the allowance for credit losses for the periods indicated:

	Three Months Ended (Unaudited)
In thousands	March 31, 2021	March 31, 2020
Beginning balance	$150,000	$62,200
Impact of CECL adoption	—	60,100
COVID-19 reserve build (release)	(6,600)	23,900
Other	(3,800)	(3,800)
Ending balance	$139,600	$142,400
Allowance for credit losses as a percentage of net finance receivables	12.6%	12.9%

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

During the three months ended March 31, 2021, the Company decreased the allowance for credit losses by $10.4 million, which included a $6.6 million release related to the economic impact of COVID-19, in addition to a base reserve release of $3.8 million. As of March 31, 2021, the allowance for credit losses included $23.8 million of reserves related to the economic impact of COVID-19. During the three months ended March 31, 2020, the Company increased the allowance for credit losses by $20.1 million, which included a $23.9 million build related to the economic impact of COVID-19, offset by a base reserve release of $3.8 million. The ending balance of the allowance for credit losses as a percentage of net finance receivables was 12.6% and 12.9% as of March 31, 2021 and 2020, respectively. The Company ran several macroeconomic stress scenarios, and its final forecast assuming unemployment of under 10% at the end of 2021. The macroeconomic scenario was adjusted for the potential benefits of the American Rescue Plan Act signed into law in March 2021.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2021	$59,410	$87,275	$783	$2,532	$150,000
Provision for credit losses	4,761	6,844	(116)	(127)	11,362
Credit losses	(10,973)	(11,260)	(80)	(456)	(22,769)
Recoveries	475	486	17	29	1,007
Ending balance at March 31, 2021	$53,673	$83,345	$604	$1,978	$139,600
Net finance receivables at March 31, 2021	$371,188	$719,441	$3,033	$11,941	$1,105,603
Allowance as percentage of net finance receivables at March 31, 2021	14.5%	11.6%	19.9%	16.6%	12.6%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2020	$30,588	$29,148	$820	$1,644	$62,200
Impact of CECL adoption	24,185	33,550	599	1,766	60,100
Provision for credit losses	24,550	23,755	98	1,119	49,522
Credit losses	(17,527)	(11,961)	(311)	(881)	(30,680)
Recoveries	658	521	41	38	1,258
Ending balance at March 31, 2020	$62,454	$75,013	$1,247	$3,686	$142,400
Net finance receivables at March 31, 2020	$440,282	$632,593	$7,532	$21,878	$1,102,285
Allowance as percentage of net finance receivables at March 31, 2020	14.2%	11.9%	16.6%	16.8%	12.9%

The Company makes modifications to its finance receivables to assist borrowers experiencing financial difficulties. The Company classifies a loan as a TDR finance receivable when the Company modifies a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grants a concession that it would not otherwise consider.

The amount of TDR net finance receivables and the related TDR allowance for credit losses for the periods indicated are as follows:

	March 31, 2021		March 31, 2020
In thousands	TDR Net Finance Receivables	TDR Allowance for Credit Losses	TDR Net Finance Receivables	TDR Allowance for Credit Losses
Small loans	$4,391	$1,862	$8,975	$3,380
Large loans	14,372	4,850	20,631	7,084
Automobile loans	274	114	460	192
Retail loans	70	29	112	47
Total	$19,107	$6,855	$30,178	$10,703

The following table provides the number and amount of net finance receivables modified and classified as TDRs during the periods presented:

	Three Months Ended
	March 31, 2021		March 31, 2020
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	787	$1,455	1,801	$5,374
Large loans	621	3,118	1,277	3,920
Automobile loans	2	13	1	3
Retail loans	2	4	16	65
Total	1,412	$4,590	3,095	$9,362

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

The following table provides the number of accounts and balance of finance receivables that subsequently defaulted within the periods indicated (that were modified as a TDR in the preceding 12 months). The Company defines payment default as 90 days past due for this disclosure. The respective amounts and activity for the periods indicated are as follows:

	Three Months Ended
	March 31, 2021		March 31, 2020
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	266	$458	799	$1,418
Large loans	159	792	438	2,205
Automobile loans	1	10	21	39
Retail loans	2	4	1,258	3,663
Total	428	$1,264	2,516	$7,325

(1) Only includes defaults occurring within 12 months of a loan being designated as a TDR. Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Note 4. Interest Rate Caps

The Company has interest rate cap contracts with an aggregate notional principal amount of $600.0 million. Each contract contains a strike rate against the one-month LIBOR (0.11% and 0.14% as of March 31, 2021 and December 31, 2020, respectively). When the one-month LIBOR exceeds the strike rate, the counterparty reimburses the Company for the excess over the strike rate. No payment is required by the Company or the counterparty when the one-month LIBOR is below the strike rate. The following is a summary of the Company’s interest rate caps as of March 31, 2021:

			Notional Amount
Execution Date	Maturity Date	Strike Rate	(in thousands)
04/2018	04/2021	3.50%	$200,000
03/2020	03/2023	1.75%	100,000
08/2020	08/2023	0.50%	50,000
09/2020	10/2023	0.50%	100,000
11/2020	11/2023	0.25%	50,000
02/2021	02/2024	0.25%	50,000
03/2021	03/2024	0.25%	50,000
Total notional amount			$600,000

The following is a summary of changes in the interest rate caps for the periods indicated:

	Three Months Ended
	March 31,
In thousands	2021	2020
Balance at beginning of period	$265	$—
Purchases	602	114
Fair value adjustment included as a decrease (increase) in interest expense	785	(29)
Balance at end of period, included in other assets	$1,652	$85

Note 5. Long-Term Debt

The following is a summary of the Company’s long-term debt as of the periods indicated:

	March 31, 2021			December 31, 2020
In thousands	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt	Long-Term Debt	Unamortized Debt Issuance Costs	Net Long-Term Debt
Senior revolving credit facility	$156,532	$(1,457)	$155,075	$286,113	$(1,687)	$284,426
Revolving warehouse credit facility	36,366	(1,194)	35,172	42,061	(1,486)	40,575
RMIT 2018-2 securitization	—	—	—	130,349	—	130,349
RMIT 2019-1 securitization	130,172	(1,021)	129,151	130,172	(1,216)	128,956
RMIT 2020-1 securitization	180,214	(2,060)	178,154	180,214	(2,272)	177,942
RMIT 2021-1 securitization	248,916	(2,464)	246,452	—	—	—
Total	$752,200	$(8,196)	$744,004	$768,909	$(6,661)	$762,248
Unused amount of revolving credit facilities (subject to borrowing base)	$573,110			$438,082

Senior Revolving Credit Facility: In September 2019, the Company amended and restated its senior revolving credit facility to, among other things, increase the availability under the facility from $638 million to $640 million and extend the maturity of the facility from June 2020 to September 2022. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (82% of eligible secured finance receivables, 77% of eligible unsecured finance receivables, and 57% of eligible delinquent renewals as of March 31, 2021). As of March 31, 2021, the Company had $199.5 million of available liquidity under the facility and held $7.2 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 0.11% and 0.14% at March 31, 2021 and December 31, 2020, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. The Company pays an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility.

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

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $58.6 million and $46.6 million as of March 31, 2021 and December 31, 2020, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

Revolving Warehouse Credit Facility: In August 2020, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended the credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to April 2021 and April 2022, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. RMR II held $0.5 million in restricted cash reserves as of March 31, 2021 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.15% (2.20% prior to the August 2020 amendment). The three-month LIBOR was 0.19% and 0.24% at March 31, 2021 and December 31, 2020, respectively. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. See Note 12, “Subsequent Events,” for information regarding the amendment of this facility following the end of the fiscal quarter.

RMIT 2018-2 Securitization: In December 2018, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2018-2 (“RMIT 2018-2”), completed a private offering and sale of $130 million of asset-backed notes. Prior to maturity in January 2028, the Company could redeem the notes in full, but not in part, at its option on any remaining note payment date. In February 2021, the Company and RMR III exercised the right to make an optional principal repayment in full, and in connection with such prepayment, the securitization terminated in February 2021.

RMIT 2019-1 Securitization: In October 2019, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2019-1 (“RMIT 2019-1”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2019-1. The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. RMIT 2019-1 held $1.4 million in restricted cash reserves as of March 31, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.17%. Prior to maturity in November 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period.

RMIT 2020-1 Securitization: In September 2020, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of March 31, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at a weighted-average rate of 2.85%. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-1 Securitization: In February 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-1 (“RMIT 2021-1”), completed a private offering and sale of $248.7 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. RMIT 2021-1 held $2.6 million in restricted cash reserves as of March 31, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at a weighted-average rate of 2.08%. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period.

See Note 12, “Subsequent Events,” for information regarding the additions of two credit facilities following the end of the fiscal quarter.

The carrying amounts of consolidated VIE assets and liabilities are as follows:

In thousands	March 31, 2021	December 31, 2020
Assets
Cash	$187	$236
Net finance receivables	592,526	483,674
Allowance for credit losses	(70,771)	(59,046)
Restricted cash	64,983	51,849
Other assets	262	5
Total assets	$587,187	$476,718
Liabilities
Net long-term debt	$588,929	$477,822
Accounts payable and accrued expenses	64	87
Total liabilities	$588,993	$477,909

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At March 31, 2021, the Company was in compliance with all debt covenants.

Note 6. Stockholders’ Equity

Stock repurchase program: In October 2020, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program allowing for the repurchase of up to $30.0 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately and extended through October 22, 2022. During the three months ended March 31, 2021, the Company repurchased 352 thousand shares of common stock at a total cost of $11.8 million.

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. Total dividends declared and paid were $0.20 per common share during the three months ended March 31, 2021. No dividends were declared or paid during the three months ended March 31, 2020.

See Note 12, “Subsequent Events,” for information regarding our stock repurchase program and quarterly cash dividend following the end of the fiscal quarter.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	March 31, 2021		December 31, 2020
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$7,226	$7,226	$8,052	$8,052
Restricted cash	79,012	79,012	63,824	63,824
Level 2 inputs
Interest rate caps	1,652	1,652	265	265
Level 3 inputs
Net finance receivables, less unearned insurance premiums and allowance for credit losses	931,252	1,012,628	951,714	1,032,558
Liabilities
Level 3 inputs
Long-term debt	752,200	751,259	768,909	767,185

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

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended
	March 31,
In thousands	2021	2020
Provision for corporate taxes	$8,348	$(3,577)
Tax (benefits) deficiencies from share-based awards	(479)	52
Total income taxes	$7,869	$(3,525)

Note 9. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2021	2020
Numerator:
Net income (loss)	$25,522	$(6,325)
Denominator:
Weighted-average shares outstanding for basic earnings per share	10,543	10,897
Effect of dilutive securities	523	356
Weighted-average shares adjusted for dilutive securities	11,066	11,253
Earnings per share:
Basic	$2.42	$(0.58)
Diluted	$2.31	$(0.56)

Options to purchase 0.2 million shares of common stock were each outstanding during the three months ended March 31, 2021 and 2020, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 10. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on April 27, 2017, the stockholders of the Company re-approved the 2015 Plan, as amended and restated. As of March 31, 2021, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 1.55 million shares plus (ii) any shares (A) remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan and/or (B) subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cancelled, terminated, expires, or lapses without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of March 31, 2021, there were 0.2 million shares available for grant under the 2015 Plan.

For the three months ended March 31, 2021 and 2020, the Company recorded share-based compensation expense of $1.6 million and $1.4 million, respectively. As of March 31, 2021, unrecognized share-based compensation expense to be recognized over future periods approximated $12.2 million. This amount will be recognized as expense over a weighted-average period of 2.2 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

Long-term incentive program: The Company issues non-qualified stock options, performance-contingent restricted stock units (“RSUs”), cash-settled performance units (“CSPUs”), and restricted stock awards (“RSAs”) to certain members of senior management under a long-term incentive program (“LTIP”). The CSPUs are cash incentive awards, and the associated expense is not based on the market price of the Company’s common stock. Recurring annual grants are made at the discretion of the Board. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSUs and CSPUs that may be earned can range from 0% to 150% of target based on the percentile ranking of the Company’s compound annual growth rate of net income and net income per share (for the 2019 LTIP) or the percentile ranking of the Company’s compound annual growth rate of pre-provision net income and pre-provision net income per share (for the 2020 LTIP and 2021 LTIP), in each case compared to a public company peer group over a three-year performance period.

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

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Three Months Ended March 31,
	2021	2020
Expected volatility	47.83%	44.88%
Expected dividends	2.63%	0.00%
Expected term (in years)	6.0	6.0
Risk-free rate	0.64%	0.71%

Expected volatility is based on the Company’s historical stock price volatility. Expected dividends are calculated using the expected dividend yield (annualized dividends divided by the grant date stock price). The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the three months ended March 31, 2021:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	908	$19.73
Granted	137	30.44
Exercised	(137)	15.44
Forfeited	—	—
Expired	(3)	16.30
Options outstanding at March 31, 2021	905	$22.01	6.1	$11,444
Options exercisable at March 31, 2021	648	$20.49	4.8	$9,175

The following table provides additional stock option information for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2021	2020
Weighted-average grant date fair value per share	$10.52	$7.58
Intrinsic value of options exercised	$2,861	$219
Fair value of stock options that vested	$—	$353

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the three months ended March 31, 2021:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2021	124	$21.89
Granted (target)	45	30.22
Achieved performance adjustment (1)	2	28.25
Vested	(42)	28.25
Forfeited	—	—
Non-vested units at March 31, 2021	129	$22.84
(1)	The 2018 LTIP RSUs were earned and vested at 105.6% of target, as described in greater detail in the Company’s definitive proxy statement filed with the SEC on April 16, 2021.

The following table provides additional RSU information for the periods indicated:

	Three Months Ended March 31,
In thousands, except per unit amounts	2021	2020
Weighted-average grant date fair value per unit	$30.22	$—
Fair value of RSUs that vested	$1,199	$1,314

Restricted stock awards: The fair value and compensation expense of RSAs are calculated using the Company’s closing stock price on the date of grant.

The following table summarizes RSA activity during the three months ended March 31, 2021:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2021	266	$19.34
Granted	136	28.18
Vested	(3)	26.11
Forfeited	(2)	22.82
Non-vested shares at March 31, 2021	397	$22.31

The following table provides additional RSA information for the periods indicated:

	Three Months Ended March 31,
In thousands, except per share amounts	2021	2020
Weighted-average grant date fair value per share	$28.18	$21.36
Fair value of RSAs that vested	$40	$301

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

Note 12. Subsequent Events

Amendment and restatement of RMR II revolving warehouse credit facility: In April 2021, the Company amended and restated its revolving warehouse credit facility to, among other things, extend the date at which the facility converts to an amortizing loan and the termination date to March 2023 and March 2024, respectively, decrease the total facility to $75.0 million, increase the cap on facility advances to 83% of eligible finance receivables, and increase the rate at which borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.35%. The amended and restated revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. The amended and restated revolving warehouse credit facility is described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on April 20, 2021.

RMR IV revolving warehouse credit facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables IV, LLC (“RMR IV”), entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility converts to an amortizing loan in April 2023 and terminates in April 2024. The debt will be secured by finance receivables and other related assets that the Company will purchase from its affiliates, which the Company will sell and transfer to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month LIBOR, plus a margin of 2.35%. RMR IV pays a monthly unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. The RMR IV revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. The RMR IV revolving warehouse credit facility is described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on April 20, 2021.

RMR V revolving warehouse credit facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables V, LLC (“RMR V”), entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. The facility converts to an amortizing loan in October 2022 and terminates in October 2023. The debt will be secured by finance receivables and other related assets that the Company will purchase from its affiliates, which the Company will sell and transfer to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.20%. If a facility amortization event has occurred, but an event of default has not occurred, the 2.20% margin over the commercial paper rate plus 1.00% is incurred. RMR V pays a monthly unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. The RMR V revolving warehouse credit facility is described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on April 29, 2021.

Quarterly cash dividend: In May 2021, the Company announced that the Board declared a quarterly cash dividend of $0.25 per share. The dividend will be paid on June 15, 2021 to shareholders of record at the close of business on May 26, 2021. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

Stock repurchase programs: In May 2021, the Company completed its $30.0 million stock repurchase program previously announced on October 29, 2020. The Company repurchased a total of 952 thousand shares of common stock pursuant to the program.

On May 4, 2021, the Company announced that the Board authorized a new $30.0 million stock repurchase program. The authorization was effective immediately and extends through April 29, 2023. Stock repurchases under the stock repurchase program may be made in the open market at prevailing market prices, through privately negotiated transactions, or through other structures in accordance with applicable federal securities laws, at times and in amounts as management deems appropriate. The timing and the amount of any common stock repurchases will be determined by the Company’s management based on its evaluation of market conditions, the Company’s liquidity needs, legal and contractual requirements and restrictions (including covenants in the Company’s credit agreements), share price, and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice. The Company intends to fund the program with a combination of cash and debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (which was filed with the SEC on February 25, 2021) and this Quarterly Report on Form 10-Q. The COVID-19 pandemic may also magnify many of these risks and uncertainties. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. We operate under the name “Regional Finance” in 365 branch locations across 11 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, serving 394,600 active accounts, as of March 31, 2021. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our multiple channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of March 31, 2021, we had 236.4 thousand small installment loans outstanding, representing $371.2 million in net finance receivables. This included 107.4 thousand small loan convenience checks, representing $147.9 million in net finance receivables.

•

Large Loans (>$2,500) – As of March 31, 2021, we had 148.8 thousand large installment loans outstanding, representing $719.4 million in net finance receivables. This included 8.1 thousand large loan convenience checks, representing $22.8 million in net finance receivables.

•	Retail Loans – As of March 31, 2021, we had 8.8 thousand retail purchase loans outstanding, representing $11.9 million in net finance receivables.
•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

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

Impact of COVID-19 Pandemic on Outlook

The COVID-19 pandemic has resulted in economic disruption and uncertainty. As a result of the pandemic, we experienced temporary closure of some branches in the first quarter of 2021 due to company-initiated quarantine measures. However, substantially all of our branches currently remain open, and our centralized operations continue to support our customers and our branch network. We continue to implement social distancing measures, enhance sanitation, and supply personal protective equipment across our branch network. While we experienced a decrease in demand during the second quarter of 2020, our loan growth steadily increased in the second half of 2020. As of March 31, 2021, our net finance receivables were $1.1 billion, $3.3 million higher than the prior-year period, spurred by increased customer demand in the second half of 2020 and further aided by our remote origination and loan closing capabilities. However, future consumer demand is still uncertain due to the pandemic and government stimulus.

During the pandemic, we have employed a data-driven approach to managing our risk, which is essential during periods of market volatility. We manage this risk through our custom risk and response scorecards, analysis of early payment activity, and detailed geographic and customer segmentation to ensure that incremental direct mail loan volume is capable of absorbing credit losses at two to three times our historical levels while still providing positive contribution margin.

We proactively adjusted our underwriting criteria in 2020 to adapt to the new environment and have continued to originate loans with appropriately enhanced lending criteria. As we have progressed through the pandemic and acquired additional data, we have continued to update and sharpen our underwriting standards and have paid close attention to certain geographies and industries that have been most affected by the virus and economic disruption. As of March 31, 2021, our allowance for loan losses includes $23.8 million for estimated incremental credit losses on customer accounts impacted by COVID-19. Our contractual delinquency as a percentage of net finance receivables remained at historically low levels at 4.3% as of March 31, 2021, down from 6.6% as of March 31, 2020. However, we may experience further changes to the macroeconomic assumptions within our forecast and changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. In the first quarter of 2021, we successfully closed a $248.7 million asset-backed securitization with a 3-year revolving period and weighted-average coupon (“WAC”) of 2.08% (replacing a prior transaction with a 2-year revolver and WAC of 4.87%). As of March 31, 2021, we had $206.7 million of immediate liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. This represents a $104.4 million improvement in our liquidity position since March 31, 2020. In addition, we had $573.1 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of March 31, 2021. We believe our liquidity position provides us substantial runway to fund our growth initiatives and to support the fundamental operations of our business.

We continue to rely more heavily on online operations for customer access, including remote loan closings, and remote work for certain of our team members, including our home office and field leadership. On the digital front, we are building and expanding upon our end-to-end online and mobile origination capabilities for new and existing customers, along with additional digital servicing functionality, including a mobile application. Combined with remote loan closings, we believe that these new omni-channel sales and service capabilities will expand the market reach of our branches, increase our average branch receivables, and improve our revenues and operating efficiencies, while at the same time increasing customer satisfaction.

The extent to which the pandemic will ultimately impact our business and financial condition will depend on future events that are difficult to forecast, including, but not limited to, the duration and severity of the pandemic, the success of actions taken to contain, treat, and prevent the spread of the virus, and the speed at which normal economic and operating conditions return.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. In addition, the CECL accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of loan portfolio liquidation, and larger provisions for credit losses in periods of loan portfolio growth compared to prior years. Consequently, we experience seasonal fluctuations in our operating results. However, changes in borrower assistance programs and customer access to external economic stimulus measures related to COVID-19 have impacted our typical seasonal trends for volume and delinquency.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average net finance receivables remained constant at $1.1 billion for both the first three months of 2021 and the prior-year period. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened two net new branches in the first three months of 2020 and did not open or consolidate any branches in the first three months of 2021. In April 2021 we opened our first branch in Illinois, our twelfth state. We expect to enter up to two additional states by the end of 2021 and an additional four to six states over the next 18 months. We can add additional branches in states where it is favorable for us to conduct business, and we have plans to continue to grow our geographic footprint and branch network.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of March 31, 2021, we held seven interest rate cap contracts with an aggregate notional principal amount of $600.0 million. As of March 31, 2021, the one-month LIBOR was 0.11%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate. In addition, as described below under “Liquidity and Capital Resources – Financing Arrangements,” the interest rate on a portion of our long-term debt is fixed. As of March 31, 2021, 74.4% of our long-term debt was at a fixed rate. The following is a summary of our rate caps:

			Notional Amount
Execution Date	Maturity Date	Strike Rate	(in thousands)
04/2018	04/2021	3.50%	$200,000
03/2020	03/2023	1.75%	100,000
08/2020	08/2023	0.50%	50,000
09/2020	10/2023	0.50%	100,000
11/2020	11/2023	0.25%	50,000
02/2021	02/2024	0.25%	50,000
03/2021	03/2024	0.25%	50,000
Total notional amount			$600,000

Operating Costs. Our financial results are impacted by the costs of operations and home office functions. Those costs are included in general and administrative expenses within our consolidated statements of income. Our operating expense ratio (annualized general and administrative expenses as a percentage of average net finance receivables) was 16.3% for the three months ended March 31, 2021, compared to 16.5% for the three months ended March 31, 2020. The three months ended March 31, 2021 included investment in digital and technological capabilities of $1.3 million, and a $1.0 million increase in marketing expenses to support our growth initiatives. The three months ended March 31, 2020 included non-operating expenses of $3.1 million of executive transition costs and $0.7 million of system outage costs. These expenses impacted our operating expense ratio by 80 basis points and 140 basis points for the three months ended March 31, 2021, and the prior-year period, respectively.

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

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of March 31, 2021, the restricted cash balance for these cash reserves was $14.0 million. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	1Q 21		1Q 20
In thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$87,279	31.1%	$86,997	31.0%
Insurance income, net	7,985	2.8%	5,949	2.1%
Other income	2,467	0.9%	3,128	1.1%
Total revenue	97,731	34.8%	96,074	34.2%
Expenses
Provision for credit losses	11,362	4.0%	49,522	17.6%
Personnel	28,851	10.3%	29,511	10.5%
Occupancy	6,020	2.1%	5,227	1.9%
Marketing	2,710	1.0%	1,686	0.6%
Other	8,262	2.9%	9,819	3.5%
Total general and administrative	45,843	16.3%	46,243	16.5%
Interest expense	7,135	2.6%	10,159	3.6%
Income (loss) before income taxes	33,391	11.9%	(9,850)	(3.5)%
Income taxes	7,869	2.8%	(3,525)	(1.2)%
Net income (loss)	$25,522	9.1%	$(6,325)	(2.3)%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following table summarizes the quarterly trend of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	1Q 20	2Q 20	3Q 20	4Q 20	1Q 21	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$86,997	$80,067	$81,306	$86,845	$87,279	$434	$282
Insurance income, net	5,949	7,650	6,861	7,889	7,985	96	2,036
Other income	3,128	2,133	2,371	2,710	2,467	(243)	(661)
Total revenue	96,074	89,850	90,538	97,444	97,731	287	1,657
Expenses
Provision for credit losses	49,522	27,499	22,089	24,700	11,362	13,338	38,160
Personnel	29,511	26,863	26,207	26,979	28,851	(1,872)	660
Occupancy	5,227	5,608	5,894	5,900	6,020	(120)	(793)
Marketing	1,686	1,438	3,249	3,984	2,710	1,274	(1,024)
Other	9,819	7,616	8,404	7,931	8,262	(331)	1,557
Total general and administrative	46,243	41,525	43,754	44,794	45,843	(1,049)	400
Interest expense	10,159	9,137	9,300	9,256	7,135	2,121	3,024
Income (loss) before income taxes	(9,850)	11,689	15,395	18,694	33,391	14,697	43,241
Income taxes	(3,525)	4,219	4,157	4,347	7,869	(3,522)	(11,394)
Net income (loss)	$(6,325)	$7,470	$11,238	$14,347	$25,522	$11,175	$31,847
Net income (loss) per common share:
Basic	$(0.58)	$0.68	$1.02	$1.32	$2.42	$1.10	$3.00
Diluted	$(0.56)	$0.68	$1.01	$1.28	$2.31	$1.03	$2.87
Weighted-average shares outstanding:
Basic	10,897	10,962	10,977	10,882	10,543	339	354
Diluted	11,253	11,013	11,092	11,228	11,066	162	187
Net interest margin	$85,915	$80,713	$81,238	$88,188	$90,596	$2,408	$4,681
Net credit margin	$36,393	$53,214	$59,149	$63,489	$79,234	$15,745	$42,841

	Balance Sheet Quarterly Trend
In thousands	1Q 20	2Q 20	3Q 20	4Q 20	1Q 21	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,078,890	$1,000,225	$1,037,559	$1,103,856	$1,098,295	$(5,561)	$19,405
Net finance receivables	$1,102,285	$1,022,635	$1,059,554	$1,136,259	$1,105,603	$(30,656)	$3,318
Allowance for credit losses	$142,400	$142,000	$144,000	$150,000	$139,600	$(10,400)	$(2,800)
Long-term debt	$777,847	$683,865	$700,139	$768,909	$752,200	$(16,709)	$(25,647)

	Other Key Metrics Quarterly Trend
	1Q 20	2Q 20	3Q 20	4Q 20	1Q 21	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	31.0%	30.5%	31.5%	31.9%	31.1%	(0.8)%	0.1%
Efficiency ratio (1)	48.1%	46.2%	48.3%	46.0%	46.9%	0.9%	(1.2)%
Operating expense ratio (2)	16.5%	15.8%	17.0%	16.4%	16.3%	(0.1)%	(0.2)%
30+ contractual delinquency	6.6%	4.8%	4.7%	5.3%	4.3%	(1.0)%	(2.3)%
Net credit loss ratio (3)	10.5%	10.6%	7.8%	6.9%	7.7%	0.8%	(2.8)%
Book value per share	$22.49	$23.11	$24.03	$24.89	$26.28	$1.39	$3.79

(1) Annualized general and administrative expenses as a percentage of total revenue.

(2) Annualized general and administrative expenses as a percentage of average net finance receivables.

(3) Annualized net credit losses as a percentage of average net finance receivables.

Comparison of March 31, 2021, Versus March 31, 2020

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding decreased by $69.1 million, or 15.7%, to $371.2 million at March 31, 2021, from $440.3 million at March 31, 2020. The decrease was primarily the result of the general transition of small loan customers to large loans, reduced loan demand related to COVID-19, and liquidation due to stimulus measures.

•

Large Loans (>$2,500) – Large loans outstanding increased by $86.8 million, or 13.7%, to $719.4 million at March 31, 2021, from $632.6 million at March 31, 2020. The increase was primarily due to increased marketing and the transition of small loan customers to large loans, partially offset by reduced loan demand related to COVID-19, and liquidation due to stimulus measures.

•

Automobile Loans – Automobile loans outstanding decreased by $4.5 million, or 59.7%, to $3.0 million at March 31, 2021, from $7.5 million at March 31, 2020. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio.

•	Retail Loans – Retail loans outstanding decreased $9.9 million, or 45.4%, to $11.9 million at March 31, 2021, from $21.9 million at March 31, 2020.
	Net Finance Receivables by Product
In thousands	1Q 21	1Q 20	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$371,188	$440,282	$(69,094)	(15.7)%
Large loans	719,441	632,593	86,848	13.7%
Total core loans	1,090,629	1,072,875	17,754	1.7%
Automobile loans	3,033	7,532	(4,499)	(59.7)%
Retail loans	11,941	21,878	(9,937)	(45.4)%
Total net finance receivables	$1,105,603	$1,102,285	$3,318	0.3%
Number of branches at period end	365	368	(3)	(0.8)%
Average net finance receivables per branch	$3,029	$2,995	$34	1.1%

Comparison of the Three Months Ended March 31, 2021, Versus the Three Months Ended March 31, 2020

Net Income (Loss). Net income increased $31.8 million, or 503.5%, resulting in net income of $25.5 million during the three months ended March 31, 2021, from $6.3 million of net loss during the prior-year period. The increase was primarily due to a decrease in provision for credit losses of $38.2 million, a decrease in interest expense of $3.0 million, an increase in revenue of $1.7 million, and a decrease in general and administrative expenses of $0.4 million, offset by an increase in income taxes of $11.4 million.

Revenue. Total revenue increased $1.7 million, or 1.7%, to $97.7 million during the three months ended March 31, 2021, from $96.1 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $0.3 million, or 0.3%, to $87.3 million during the three months ended March 31, 2021, from $87.0 million during the prior-year period. The increase was primarily due to a 0.1% increase in average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Quarter Ended			Average Yields for the Quarter Ended
In thousands	1Q 21	1Q 20	YoY % Inc (Dec)	1Q 21	1Q 20	YoY % Inc (Dec)
Small loans	$389,138	$458,132	(15.1)%	37.5%	36.7%	0.8%
Large loans	717,572	633,510	13.3%	27.9%	27.5%	0.4%
Automobile loans	3,480	8,618	(59.6)%	13.0%	13.5%	(0.5)%
Retail loans	13,170	23,056	(42.9)%	17.8%	17.8%	0.0%
Total interest and fee yield	$1,123,360	$1,123,316	0.0%	31.1%	31.0%	0.1%

Small loan and large loan yields increase increased 0.8% and 0.4%, respectively, compared to the prior-year period due to improved delinquency levels resulting in fewer non-accrual loans and lower charge-offs resulting in lower interest reversals.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will likely reduce our total interest and fee yield.

We continue to originate new loans with enhanced lending criteria. Demand for our loan products has continued to recover, as year-over-year total originations increased to $231.4 million during the three months ended March 31, 2021, from $229.2 million during the prior-year period, despite pressure from a combination of tax refunds and two government stimulus payments in the quarter. As we experienced in 2020, we expect a strong second half increase in loan demand as vaccinations become more widespread and the economy begins to re-open more fully. The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated for the Quarter Ended
In thousands	1Q 20	2Q 20	3Q 20	4Q 20	1Q 21
Net loans originated	$229,245	$172,152	$308,087	$358,743	$231,418
Year-over-year change	4.4%	(50.7)%	(11.7)%	(0.1)%	0.9%

	Net Loans Originated for the Quarter Ended
In thousands	1Q 21	1Q 20	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$98,817	$120,024	$(21,207)	(17.7)%
Large loans	130,821	105,648	25,173	23.8%
Retail loans	1,780	3,573	(1,793)	(50.2)%
Total net loans originated	$231,418	$229,245	$2,173	0.9%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 1Q 21 Compared to 1Q 20 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$(6,334)	$850	$(128)	$(5,612)
Large loans	5,788	641	85	6,514
Automobile loans	(173)	(11)	6	(178)
Retail loans	(441)	(2)	1	(442)
Product mix	1,163	(1,199)	36	—
Total increase in interest and fee income	$3	$279	$—	$282
The $0.3 million increase in interest and fee income during the three months ended March 31, 2021 from the prior-year period was primarily due to improved credit performance across the portfolio, which resulted in fewer loans in non-accrual status and fewer interest accrual reversals. These benefits were partially offset by the intended product mix shift toward large loans and the portfolio composition shift toward higher credit quality customers with lower interest rates due to the use of enhanced credit standards during the pandemic.

Insurance Income, Net. Insurance income, net increased $2.0 million, or 34.2%, to $8.0 million during the three months ended March 31, 2021, from $5.9 million during the prior-year period. Annualized insurance income, net represented 2.8% and 2.1% of average net finance receivables during the three months ended March 31, 2021 and the prior-year period, respectively. During both the three months ended March 31, 2021 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense and the change in unemployment insurance claims reserves represented the largest component of direct insurance expenses for the three months ended March 31, 2021 and the prior-year period, respectively.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Quarter Ended
In thousands	1Q 21	1Q 20	YoY $ B(W)	YoY % B(W)
Earned premiums	$12,125	$10,519	$1,606	15.3%
Claims, reserves, and certain direct expenses	(4,140)	(4,570)	430	9.4%
Insurance income, net	$7,985	$5,949	$2,036	34.2%

Earned premiums increased by $1.6 million and claims, reserves, and certain direct expenses decreased by $0.4 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to adjusted pricing. The decrease in claims, reserves, and certain direct expenses compared to the prior-year period was primarily due to a $1.3 million reserve for COVID-19 unemployment insurance claims during the three months ended March 31, 2020, partially offset by a $1.0 million increase in insurance claims expense.

Other Income. Other income decreased $0.7 million, or 21.1%, to $2.5 million during the three months ended March 31, 2021, from $3.1 million during the prior-year period, due to a $0.4 million decrease in late charges as a result of record low delinquency, a $0.1 million decrease in interest income from restricted cash, and a $0.1 million decrease in extension fee income. As large loans continue to represent a greater percentage of our total loan portfolio and we continue to leverage electronic payment options, we expect lower late charges per active account. Annualized other income represented 0.9% and 1.1% of average net finance receivables during the three months ended March 31, 2021 and the prior-year period, respectively.

Provision for Credit Losses. Our provision for credit losses decreased $38.2 million, or 77.1%, to $11.4 million during the three months ended March 31, 2021 from $49.5 million during the prior-year period. The decrease was due to a change in the provision of $30.5 million and a decrease in net credit losses of $7.7 million compared to the prior-year period. The provision for credit losses included releases in the allowance for credit losses of $6.6 million related to the expected economic impact of the COVID-19 pandemic and $3.8 million related to seasonal loan portfolio liquidation. The annualized provision for credit losses as a percentage of average net finance receivables during the three months ended March 31, 2021 was 4.0%, compared to 17.6% during the prior-year period. The decrease in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	Allowance for Credit Losses for the Quarter Ended
In thousands	1Q 21	1Q 20
Beginning balance	$150,000	$62,200
Impact of CECL adoption	—	60,100
COVID-19 reserve build (release)	(6,600)	23,900
Other	(3,800)	(3,800)
Ending balance	$139,600	$142,400
Allowance for credit losses as a percentage of net finance receivables	12.6%	12.9%

Our methodology to estimate expected credit losses utilized macroeconomic forecasts as of March 31, 2021, which incorporated the potential impact that the COVID-19 pandemic could have on the economy. Our forecast utilized economic projections from a major rating service and considered several macroeconomic stress scenarios, with our final forecast assuming unemployment of under 10% at the end of 2021. The macroeconomic scenario was adjusted for the potential benefits of the American Rescue Plan Act signed into law in March 2021. As of March 31, 2021, our allowance for credit losses included $23.8 million of reserves related to the economic impact of COVID-19. Our allowance for credit losses as a percentage of net finance receivables during the three months ended March 31, 2021 was 12.6%.

Net Credit Losses. Net credit losses decreased $7.7 million, or 26.0%, to $21.8 million during the three months ended March 31, 2021, from $29.4 million during the prior-year period. The decrease was primarily due to historically low delinquency levels. Annualized net credit losses as a percentage of average net finance receivables were 7.7% during the three months ended March 31, 2021, compared to 10.5% during the prior-year period.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables improved to 4.3% as of March 31, 2021, from 6.6% as of March 31, 2020. Total contractual delinquency as of March 31, 2020 was inclusive of an increase of 0.1% attributable to the impact of our system outage. Our credit performance continues to be strong as a result of the quality and adaptability of our underwriting criteria and the bridge provided by government stimulus. As of April 30, 2021, our contractual delinquency as a percentage of net finance receivables further improved to 3.7%. We expect that our delinquency levels will gradually rise throughout the balance of the year as the benefits of federal stimulus dissipate.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	1Q 21		1Q 20
Current	$1,010,859	91.4%	$931,032	84.4%
1 to 29 days past due	47,024	4.3%	98,896	9.0%
Delinquent accounts:
30 to 59 days	11,252	1.0%	20,907	1.9%
60 to 89 days	9,808	0.9%	16,456	1.5%
90 to 119 days	8,682	0.8%	11,889	1.1%
120 to 149 days	8,717	0.8%	12,059	1.1%
150 to 179 days	9,261	0.8%	11,046	1.0%
Total contractual delinquency	$47,720	4.3%	$72,357	6.6%
Total net finance receivables	$1,105,603	100.0%	$1,102,285	100.0%

	Contractual Delinquency by Product
In thousands	1Q 21		1Q 20
Small loans	$22,582	6.1%	$37,662	8.6%
Large loans	24,177	3.4%	32,201	5.1%
Automobile loans	227	7.5%	508	6.7%
Retail loans	734	6.1%	1,986	9.1%
Total contractual delinquency	$47,720	4.3%	$72,357	6.6%

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, decreased $0.4 million, or 0.9%, to $45.8 million during the three months ended March 31, 2021, from $46.2 million during the prior-year period. Our operating expense ratio decreased to 16.3% during the three months ended March 31, 2021, from 16.5% during the prior-year period. The three months ended March 31, 2021 included investment in digital and technological capabilities of $1.3 million, and a $1.0 million increase in marketing expenses to support our growth initiatives. The three months ended March 31, 2020 included non-operating expenses of $3.1 million of executive transition costs and $0.7 million of system outage costs. These expenses impacted our operating expense ratio by 80 basis points and 140 basis points for the three months ended March 31, 2021, and the prior-year period, respectively. The absolute dollar decrease in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which decreased $0.7 million, or 2.2%, to $28.9 million during the three months ended March 31, 2021, from $29.5 million during the prior-year period. Personnel costs decreased $3.0 million compared to the prior-year period due to executive transition costs that occurred during the prior-year period, offset by an increase in incentive costs of $1.6 million ($0.6 million due to a change in the seasonal pattern of expense timing), a reduction in capitalized loan origination costs of $0.4 million (which increased personnel expenses), and an increase in salaries of $0.3 million, primarily to support our digital and technological capabilities.

Occupancy. Occupancy expenses increased $0.8 million, or 15.2%, to $6.0 million during the three months ended March 31, 2021, from $5.2 million during the prior-year period. Increases included investment in our digital and technological capabilities of $0.4 million and a $0.2 million increase in janitorial costs primarily related to COVID-19 enhanced sanitation efforts.

Marketing. Marketing expenses increased $1.0 million, or 60.7%, to $2.7 million during the three months ended March 31, 2021, from $1.7 million during the prior-year period. The increase was primarily due to increased activity in our direct mail campaigns and digital marketing to support growth from existing and expanded segments of our risk-response model, which we believe will generate attractive risk-adjusted returns. We expect to maintain an increased level of marketing spend in 2021.

Other Expenses. Other expenses decreased $1.6 million, or 15.9%, to $8.3 million during the three months ended March 31, 2021, from $9.8 million during the prior-year period. The three months ended March 31, 2020 included $0.5 million of professional fees related to our system outage. Travel and meeting expenses decreased $1.1 million due to COVID-19 restrictions and collections expense decreased $0.6 million as we limited our collection actions during the pandemic. These decreases were offset by a $0.9 million increase in our investment in digital and technological capabilities. Additionally, we frequently experience fluctuations in other expenses including legal and settlement expenses, external fraud, collections expense, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Interest Expense. Interest expense on long-term debt decreased $3.0 million, or 29.8%, to $7.1 million during the three months ended March 31, 2021, from $10.2 million during the prior-year period. The decrease was primarily due to a decrease in our average cost of debt and a decrease in the average balance of our long-term debt facilities. The annualized average cost of our total long-term debt decreased 1.39% to 3.79% during the three months ended March 31, 2021, from 5.18% during the prior-year period, primarily reflecting the lower rate environment.

Income Taxes. Income taxes increased $11.4 million, or 323.2%, to $7.9 million during the three months ended March 31, 2021, from a $3.5 million benefit during the prior-year period. The increase was primarily due to a $43.2 million increase in pre-tax income compared to the prior-year period. Our effective tax rates were 23.6% and 35.8% for the three months ended March 31, 2021 and the prior-year period, respectively. The three months ended March 31, 2020 included non-deductible items not impacted by changes in income before taxes.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facility, and asset-backed securitization transactions, all of which are described below. We are continuing to seek ways to diversify our long-term funding sources. We had a funded debt-to-equity ratio (long-term debt divided by total stockholders’ equity) of 2.7 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 25.8% as of March 31, 2021.

We believe that cash flow from our operations and borrowings under our long-term debt facilities will be adequate to fund our business for the next twelve months, including initial operating losses of new branches and finance receivable growth of new and existing branches.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving periods of our RMIT 2019-1, RMIT 2020-1, and RMIT 2021-1 securitizations and our warehouse credit facility (each as described below) end in October 2021, September 2023, February 2024, and March 2023, respectively. There can be no assurance that we will be able to secure an extension of the warehouse credit facility or close additional securitization transactions if and when needed in the future.

Stock Repurchase and Dividends.

In October 2020, our Board authorized a stock repurchase program allowing for the repurchase of up to $30.0 million of our outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately and extended through October 22, 2022. As of March 31, 2021, we had repurchased 787 thousand shares of common stock at a total cost of $23.8 million. See Note 12, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for information regarding the completion of our stock repurchase program and the authorization of a new stock repurchase program following the end of the quarter.

The Board may in its discretion declare and pay cash dividends on our common stock. In February 2021, we announced that the Board declared a quarterly cash dividend of $0.20 per share. The dividend was paid on March 12, 2021 to shareholders of record at the close of business on February 23, 2021. The declaration, amount, and payment of any future cash dividends on shares of our common stock will be at the discretion of the Board. See Note 12, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for information regarding the declaration of a cash dividend following the end of the quarter.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2021 was $42.3 million, compared to $44.6 million provided by operating activities during the prior-year period, a net decrease of $2.2 million. The decrease in cash provided was primarily a result of increases in investment in digital and technological capabilities and marketing expenses to support our growth initiatives.

Investing Activities. Investing activities consist of originations and purchases of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash provided by investing activities increased $7.9 million from the prior-year period. The increase in cash provided was primarily due to increased net repayments of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. During the three months ended March 31, 2021, net cash used in financing activities was $35.9 million, an increase of $4.2 million compared to net cash used in financing activities of $31.7 million during the prior-year period. The increase in cash used was a result of an increase in the repurchase of common stock of $11.8 million, an increase in payments for debt issuance costs of $2.4 million, an increase in cash dividends of $2.2 million, and a $1.4 million increase in taxes paid, offset by a $13.7 million increase in net advances on debt instruments.

Financing Arrangements.

Senior Revolving Credit Facility. In September 2019, we amended and restated our senior revolving credit facility to, among other things, increase the availability under the facility from $638 million to $640 million and extend the maturity of the facility from June 2020 to September 2022. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (82% of eligible secured finance receivables, 77% of eligible unsecured finance receivables, and 57% of eligible delinquent renewals as of March 31, 2021). As of March 31, 2021, we had $199.5 million of available liquidity under the facility and held $7.2 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 0.11% and 0.14% at March 31, 2021 and December 31, 2020, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. We pay an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility.

Our long-term debt under the senior revolving credit facility was $156.5 million as of March 31, 2021. In advance of its September 2022 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Variable Interest Entity Debt. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions, including securitizations. The following debt arrangements are issued by our wholly-owned, bankruptcy-remote SPEs, which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. We are considered to be the primary beneficiary because we have (i) power over the significant activities through our role as servicer of the finance receivables under each debt arrangement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through our interest in the monthly residual cash flows of the SPEs.

These long-term debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $58.6 million and $46.6 million as of March 31, 2021 and December 31, 2020, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation. Distributions from the SPEs to us are permitted under the debt arrangements.

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

Revolving Warehouse Credit Facility. In October 2019, we and our wholly-owned SPE, RMR II, amended the credit agreement that provides for a $125 million revolving warehouse credit facility to RMR II. The amendment extended the date at which the facility converts to an amortizing loan and the termination date to April 2021 and April 2022, respectively. The facility has an accordion provision that allows for the expansion of the facility to $150 million. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.15% (2.20% prior to the October 2019 amendment). The three-month LIBOR was 0.19% and 0.24% at March 31, 2021 and December 31, 2020, respectively. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. As of March 31, 2021, our long-term debt under the credit facility was $36.4 million. See Note 12, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding the amendment of this facility following the end of the fiscal quarter.

RMIT 2018-2 Securitization. In December 2018, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2018-2, completed a private offering and sale of $130 million of asset-backed notes. Prior to maturity in January 2028, we could redeem the notes in full, but not in part, at our option of any remaining note payment date. In February 2021, we and RMR III exercised the right to make an optional principal repayment in full, and in connection with such prepayment, the securitization terminated in February 2021.

RMIT 2019-1 Securitization. In October 2019, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2019-1, completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2019-1. The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.17%. Prior to maturity in November 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period. As of March 31, 2021, our long-term debt under the securitization was $130.2 million.

RMIT 2020-1 Securitization. In September 2020, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2020-1, completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at a weighted-average rate of 2.85%. Prior to maturity in October 2030, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period. As of March 31, 2021, our long-term debt under the securitization was $180.2 million.

RMIT 2021-1 Securitization. In February 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-1, completed a private offering and sale of $248.7 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at a weighted-average rate of 2.08%. Prior to maturity in March 2031, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period. As of March 31, 2021, our long-term debt under the securitization was $248.9 million.

See Note 12, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding the amendment and restatement of our revolving warehouse credit facility and the addition of two new warehouse credit facilities following the end of the fiscal quarter.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, maintenance of a minimum allowance for credit losses, and certain other restrictions. At March 31, 2021, we were in compliance with all debt covenants.

We expect that the LIBOR reference rate will be phased out by June 2023. Both our senior revolving credit facility and revolving warehouse credit facility use LIBOR as a benchmark in determining the cost of funds borrowed. Our senior revolving credit facility provides for a process to transition from LIBOR to a new benchmark, if necessary. We plan to continue to work with our banking partners to modify our credit agreements to contemplate the cessation of the LIBOR reference rate. We will also continue to work to identify a replacement rate to LIBOR and look to adjust the pricing structure of our facilities as needed.

Restricted Cash Reserve Accounts.

Revolving Warehouse Credit Facility. The credit agreement governing the revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of March 31, 2021, the warehouse facility cash reserve requirement totaled $0.5 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $3.5 million as of March 31, 2021.

RMIT 2019-1 Securitization. As required under the transaction documents governing the RMIT 2019-1 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $13.5 million as of March 31, 2021.

RMIT 2020-1 Securitization. As required under the transaction documents governing the RMIT 2020-1 securitization, we deposited $1.9 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $16.4 million as of March 31, 2021.

RMIT 2021-1 Securitization. As required under the transaction documents governing the RMIT 2021-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $25.2 million as of March 31, 2021.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of March 31, 2021, cash reserves for reinsurance were $14.0 million.

Interest Rate Caps.

As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of March 31, 2021, we held seven interest rate cap contracts with an aggregate notional principal amount of $600.0 million. As of March 31, 2021, the one-month LIBOR was 0.11%. When the one-month LIBOR exceeds the strike rate, the counterparty reimburses us for the excess over the strike rate. No payment is required by us or the counterparty when the one-month LIBOR is below the strike rate. The following is a summary of our interest rate caps as of March 31, 2021:

			Notional Amount
Execution Date	Maturity Date	Strike Rate	(in thousands)
04/2018	04/2021	3.50%	$200,000
03/2020	03/2023	1.75%	100,000
08/2020	08/2023	0.50%	50,000
09/2020	10/2023	0.50%	100,000
11/2020	11/2023	0.25%	50,000
02/2021	02/2024	0.25%	50,000
03/2021	03/2024	0.25%	50,000
Total notional amount			$600,000

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

Share-Based Compensation.

We measure compensation cost for share-based awards at estimated fair value and recognize compensation expense over the service period for awards expected to vest. We use the closing stock price on the date of grant as the fair value of restricted stock awards. The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, including expected volatility, expected dividends, risk-free interest rate, and expected life, changes to which can materially affect the fair value estimate. We estimate volatility using our historical stock prices. Expected dividends are calculated using the expected dividend yield (annualized dividends divided by the grant date stock price) The risk-free rate is based on the zero coupon U.S. Treasury bond rate for the expected term of the award on the grant date. The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of March 31, 2021, the interest rates on 74.4% of our long-term debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and a revolving warehouse credit facility. At March 31, 2021, the balances of the senior revolving credit facility and the revolving warehouse credit facility were $156.5 million and $36.4 million, respectively.

Borrowings under the senior revolving credit facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a margin of 3.00%, increasing to 3.25% when the availability percentage is below 10%. Borrowings under the revolving warehouse credit facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.15% (2.20% prior to the August 2020 amendment). As of March 31, 2021, the LIBOR rates under the senior revolving credit facility and the revolving warehouse credit facility were 0.11% and 0.19%, respectively.

We have purchased interest rate caps to manage the risk associated with an aggregate notional $600.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR and reimburse us for the difference when the one-month LIBOR exceeds the strike rate. The following is a summary of the Company’s interest rate caps as of March 31, 2021:

			Notional Amount
Execution Date	Maturity Date	Strike Rate	(in thousands)
04/2018	04/2021	3.50%	$200,000
03/2020	03/2023	1.75%	100,000
08/2020	08/2023	0.50%	50,000
09/2020	10/2023	0.50%	100,000
11/2020	11/2023	0.25%	50,000
02/2021	02/2024	0.25%	50,000
03/2021	03/2024	0.25%	50,000
Total notional amount			$600,000

Effective interest rates for borrowings under the senior revolving credit facility and the revolving warehouse credit facility were 5.10% and 4.37%, respectively, for the three months ended March 31, 2021, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at March 31, 2021, an increase of 100 basis points in LIBOR rates would result in approximately $0.5 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. Our interest rate cap coverage at March 31, 2021 would reduce this increased expense by approximately $2.2 million on an annual basis.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (which was filed with the SEC on February 25, 2021), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the Company’s repurchase of its common stock during the three months ended March 31, 2021.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted- Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
January 1, 2021 – January 31, 2021	91,874	$30.01	91,874	$15,243,000
February 1, 2021 – February 28, 2021	52,279	32.21	52,279	$13,559,216
March 1, 2021 – March 31, 2021	208,030	35.49	208,030	$6,176,450
Total	352,183	$33.57	352,183

* On October 29, 2020, we announced that our Board had authorized a $30.0 million stock repurchase program. In May 2021, we completed the repurchase program after purchasing approximately 952 thousand shares of common stock pursuant to the program.

On May 4, 2021, we announced that our Board had authorized a new $30.0 million stock repurchase program. The authorization was effective immediately and extends through April 29, 2023. See Note 12, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for additional information regarding our Board’s authorization of this new stock repurchase program.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

4.1	Indenture, dated February 18, 2021, by and among Regional Management Issuance Trust 2021-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank.		8-K	001-35477	4.1	2/23/2021

10.1	Second Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of February 9, 2021, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent.		8-K	001-35477	10.1	2/10/2021

10.2	Sale and Servicing Agreement, dated February 18, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2021-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2021-1A SUBI.		8-K	001-35477	10.1	2/23/2021

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: May 6, 2021	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)