Form 10-Q
period 2021-06-30
Regional Management Corp.
filed 2021-08-03
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of August 2, 2021, the registrant had outstanding 10,293,387 shares of Common Stock, $0.10 par value.

ITEM 1.	FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	June 30, 2021
	(Unaudited)	December 31, 2020
Assets
Cash	$6,086	$8,052
Net finance receivables	1,183,387	1,136,259
Unearned insurance premiums	(39,469)	(34,545)
Allowance for credit losses	(139,400)	(150,000)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,004,518	951,714
Restricted cash	99,920	63,824
Lease assets	28,223	27,116
Deferred tax assets, net	14,109	14,121
Property and equipment	12,658	14,008
Intangible assets	9,081	8,689
Other assets	16,710	16,332
Total assets	$1,191,305	$1,103,856
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$853,067	$768,909
Unamortized debt issuance costs	(9,356)	(6,661)
Net debt	843,711	762,248
Accounts payable and accrued expenses	38,316	40,284
Lease liabilities	30,295	29,201
Total liabilities	912,322	831,733
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,141 shares issued and 10,360 shares outstanding at June 30, 2021 and 13,851 shares issued and 10,932 shares outstanding at December 31, 2020)	1,414	1,385
Additional paid-in capital	105,509	105,483
Retained earnings	268,172	227,343
Treasury stock (3,780 shares at June 30, 2021 and 2,919 shares at December 31, 2020)	(96,112)	(62,088)
Total stockholders’ equity	278,983	272,123
Total liabilities and stockholders’ equity	$1,191,305	$1,103,856

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$189	$236
Net finance receivables	714,401	483,674
Allowance for credit losses	(80,622)	(59,046)
Restricted cash	85,231	51,849
Other assets	7	5
Total assets	$719,206	$476,718
Liabilities
Net debt	$700,409	$477,822
Accounts payable and accrued expenses	138	87
Total liabilities	$700,547	$477,909

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Interest and fee income	$88,793	$80,067	$176,072	$167,064
Insurance income, net	8,656	7,650	16,641	13,599
Other income	2,227	2,133	4,694	5,261
Total revenue	99,676	89,850	197,407	185,924

Expenses
Provision for credit losses	20,549	27,499	31,911	77,021

Personnel	28,370	26,863	57,221	56,374
Occupancy	5,568	5,608	11,588	10,835
Marketing	4,776	1,438	7,486	3,124
Other	7,675	7,616	15,937	17,435
Total general and administrative expenses	46,389	41,525	92,232	87,768

Interest expense	7,801	9,137	14,936	19,296
Income before income taxes	24,937	11,689	58,328	1,839
Income taxes	4,771	4,219	12,640	694

Net income	$20,166	$7,470	$45,688	$1,145
Net income per common share:
Basic	$1.98	$0.68	$4.41	$0.10
Diluted	$1.87	$0.68	$4.18	$0.10
Weighted-average common shares outstanding:
Basic	10,200	10,962	10,371	10,929
Diluted	10,797	11,013	10,931	11,130

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, March 31, 2021	14,063	$1,406	$105,493	$250,659	$(73,922)	$283,636
Cash dividends	—	—	—	(2,653)	—	(2,653)
Issuance of restricted stock awards	18	1	(1)	—	—	—
Exercise of stock options	213	21	—	—	—	21
Repurchase of common stock	—	—	—	—	(22,190)	(22,190)
Shares withheld related to net share settlement	(153)	(14)	(1,849)	—	—	(1,863)
Share-based compensation	—	—	1,866	—	—	1,866
Net income	—	—	—	20,166	—	20,166
Balance, June 30, 2021	14,141	$1,414	$105,509	$268,172	$(96,112)	$278,983

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, March 31, 2020	13,659	$1,366	$103,488	$196,582	$(50,074)	$251,362
Issuance of restricted stock awards	68	7	(7)	—	—	—
Shares withheld related to net share settlement	—	—	(6)	—	—	(6)
Share-based compensation	—	—	1,055	—	—	1,055
Net income	—	—	—	7,470	—	7,470
Balance, June 30, 2020	13,727	$1,373	$104,530	$204,052	$(50,074)	$259,881

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2020	13,851	$1,385	$105,483	$227,343	$(62,088)	$272,123
Cash dividends	—	—	—	(4,859)	—	(4,859)
Issuance of restricted stock awards	194	19	(19)	—	—	—
Exercise of stock options	350	35	—	—	—	35
Repurchase of common stock	—	—	—	—	(34,024)	(34,024)
Shares withheld related to net share settlement	(254)	(25)	(3,384)	—	—	(3,409)
Share-based compensation	—	—	3,429	—	—	3,429
Net income	—	—	—	45,688	—	45,688
Balance, June 30, 2021	14,141	$1,414	$105,509	$268,172	$(96,112)	$278,983

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2019	13,497	$1,350	$102,678	$248,829	$(50,074)	$302,783
Cumulative effect of accounting standard adoption	—	—	—	(45,922)	—	(45,922)
Issuance of restricted stock awards	254	26	(26)	—	—	—
Exercise of stock options	22	2	—	—	—	2
Shares withheld related to net share settlement	(46)	(5)	(596)	—	—	(601)
Share-based compensation	—	—	2,474	—	—	2,474
Net income	—	—	—	1,145	—	1,145
Balance, June 30, 2020	13,727	$1,373	$104,530	$204,052	$(50,074)	$259,881

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$45,688	$1,145
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	31,911	77,021
Depreciation and amortization	5,572	5,726
Loss on disposal of property and equipment	1	141
Share-based compensation	3,429	2,474
Fair value adjustment on interest rate caps	(775)	62
Deferred income taxes, net	12	(5,886)
Changes in operating assets and liabilities:
Increase in lease assets	(1,108)	(739)
(Increase) decrease in other assets	397	(3,380)
Increase (decrease) in accounts payable and accrued expenses	(570)	6,795
Increase in lease liabilities	1,094	750
Net cash provided by operating activities	85,651	84,109
Cash flows from investing activities:
Net repayments (originations) of finance receivables	(84,715)	51,872
Purchase of intangible assets	(1,509)	(480)
Purchase of property and equipment	(1,052)	(2,624)
Proceeds from disposal of property and equipment	—	2
Net cash provided by (used in) investing activities	(87,276)	48,770
Cash flows from financing activities:
Net payments on senior revolving credit facility	(141,582)	(104,564)
Net advances (payments) on revolving warehouse credit facilities	107,173	(19,789)
Net advances on securitizations	118,567	—
Payments for debt issuance costs	(4,542)	(319)
Taxes paid related to net share settlement of equity awards	(5,137)	(1,238)
Cash dividends	(4,700)	—
Repurchase of common stock	(34,024)	—
Net cash provided by (used in) financing activities	35,755	(125,910)
Net change in cash and restricted cash	34,130	6,969
Cash and restricted cash at beginning of period	71,876	56,427
Cash and restricted cash at end of period	$106,006	$63,396
Supplemental cash flow and non-cash information:
Interest paid	$13,834	$17,449
Income taxes paid	$14,007	$40
Operating leases paid	$4,222	$4,174
Non-cash lease assets and liabilities acquired	$4,550	$4,591
Non-cash dividends payable	$159	$—

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash	$6,086	$8,052	$8,973	$2,263
Restricted cash	99,920	63,824	54,423	54,164
Total cash and restricted cash	$106,006	$71,876	$63,396	$56,427

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile purchase loans, but ceased such originations in November 2017. As of June 30, 2021, the Company operated under the name “Regional Finance” in 368 branch locations across 12 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States.

The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s small and large loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. The current expected credit loss (“CECL”) accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of portfolio liquidation, and larger provisions for credit losses in periods of portfolio growth, compared to prior years. Consequently, the Company experiences seasonal fluctuations in its operating results. However, changes in borrower assistance programs and customer access to external economic stimulus measures related to the novel strain of coronavirus (“COVID-19”) have impacted the Company’s typical seasonal trends for loan volume and delinquency.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

In thousands	June 30, 2021	December 31, 2020
Small loans	$380,780	$403,062
Large loans	789,743	715,210
Automobile loans	2,303	3,889
Retail loans	10,561	14,098
Net finance receivables	$1,183,387	$1,136,259

Net finance receivables included net deferred origination fees of $12.8 million and $12.6 million as of June 30, 2021 and December 31, 2020, respectively.

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

Net finance receivables by product, FICO band, and origination year as of June 30, 2021 are as follows:

	Net Finance Receivables by Origination Year
In thousands	2021 (1)	2020	2019	2018	2017	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$41,916	$31,146	$6,445	$613	$80	$20	$80,220
2	25,323	16,699	2,596	144	15	5	44,782
3	27,385	17,797	2,561	144	8	1	47,896
4	30,105	19,538	2,532	134	10	3	52,322
5	30,236	22,337	2,849	94	4	2	55,522
6	50,026	44,312	5,587	106	5	2	100,038
Total small loans	$204,991	$151,829	$22,570	$1,235	$122	$33	$380,780
Large Loans:
FICO Band
1	$22,657	$31,578	$16,412	$4,550	$1,690	$695	$77,582
2	22,998	22,801	8,464	1,301	266	144	55,974
3	53,117	45,436	20,719	3,278	464	71	123,085
4	64,695	57,357	25,739	3,600	498	44	151,933
5	59,254	54,724	23,985	3,800	513	23	142,299
6	101,395	91,853	38,412	6,471	698	41	238,870
Total large loans	$324,116	$303,749	$133,731	$23,000	$4,129	$1,018	$789,743
Automobile Loans:
FICO Band
1	$—	$—	$—	$—	$590	$362	$952
2	—	—	—	—	223	174	397
3	—	—	—	—	366	146	512
4	—	—	—	—	146	56	202
5	—	—	—	—	40	78	118
6	—	—	—	—	77	45	122
Total automobile loans	$—	$—	$—	$—	$1,442	$861	$2,303
Retail Loans:
FICO Band
1	$9	$235	$445	$84	$4	$4	$781
2	15	151	348	57	3	2	576
3	350	564	352	70	6	4	1,346
4	717	1,313	716	198	7	2	2,953
5	623	1,015	619	172	15	1	2,445
6	653	1,059	596	144	5	3	2,460
Total retail loans	$2,367	$4,337	$3,076	$725	$40	$16	$10,561
Total Loans:
FICO Band
1	$64,582	$62,959	$23,302	$5,247	$2,364	$1,081	$159,535
2	48,336	39,651	11,408	1,502	507	325	101,729
3	80,852	63,797	23,632	3,492	844	222	172,839
4	95,517	78,208	28,987	3,932	661	105	207,410
5	90,113	78,076	27,453	4,066	572	104	200,384
6	152,074	137,224	44,595	6,721	785	91	341,490
Total loans	$531,474	$459,915	$159,377	$24,960	$5,733	$1,928	$1,183,387

(1)	Includes loans originated during the six months ended June 30, 2021.

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	June 30, 2021
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$334,733	87.9%	$721,062	91.3%	$1,679	73.0%	$8,650	81.9%	$1,066,124	90.1%
1 to 29 days past due	27,171	7.1%	45,613	5.8%	441	19.1%	1,245	11.8%	74,470	6.3%
Delinquent accounts
30 to 59 days	5,800	1.5%	8,409	1.0%	61	2.6%	218	2.0%	14,488	1.2%
60 to 89 days	4,079	1.1%	5,318	0.7%	32	1.4%	185	1.8%	9,614	0.8%
90 to 119 days	2,705	0.7%	3,331	0.4%	18	0.8%	62	0.6%	6,116	0.5%
120 to 149 days	3,017	0.8%	2,833	0.4%	31	1.3%	80	0.8%	5,961	0.5%
150 to 179 days	3,275	0.9%	3,177	0.4%	41	1.8%	121	1.1%	6,614	0.6%
Total delinquency	$18,876	5.0%	$23,068	2.9%	$183	7.9%	$666	6.3%	$42,793	3.6%
Total net finance receivables	$380,780	100.0%	$789,743	100.0%	$2,303	100.0%	$10,561	100.0%	$1,183,387	100.0%
Net finance receivables in nonaccrual status	$9,660	2.5%	$10,608	1.3%	$140	6.1%	$361	3.4%	$20,769	1.8%

	December 31, 2020
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$342,744	85.0%	$633,806	88.6%	$2,729	70.2%	$11,188	79.3%	$990,467	87.2%
1 to 29 days past due	32,615	8.1%	50,145	7.0%	864	22.2%	1,718	12.2%	85,342	7.5%
Delinquent accounts
30 to 59 days	8,195	2.1%	9,808	1.4%	49	1.2%	329	2.3%	18,381	1.6%
60 to 89 days	6,907	1.7%	7,639	1.1%	119	3.1%	290	2.1%	14,955	1.3%
90 to 119 days	4,866	1.2%	5,407	0.8%	29	0.7%	194	1.4%	10,496	0.9%
120 to 149 days	4,193	1.0%	4,648	0.6%	37	1.0%	207	1.5%	9,085	0.8%
150 to 179 days	3,542	0.9%	3,757	0.5%	62	1.6%	172	1.2%	7,533	0.7%
Total delinquency	$27,703	6.9%	$31,259	4.4%	$296	7.6%	$1,192	8.5%	$60,450	5.3%
Total net finance receivables	$403,062	100.0%	$715,210	100.0%	$3,889	100.0%	$14,098	100.0%	$1,136,259	100.0%
Net finance receivables in nonaccrual status	$14,617	3.6%	$16,683	2.3%	$216	5.6%	$723	5.1%	$32,239	2.8%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. The Company reversed $4.8 million and $6.2 million of accrued interest as reductions of interest and fee income for the six months ended June 30, 2021 and 2020, respectively.

The following table illustrates the impacts to the allowance for credit losses for the periods indicated:

	Three Months Ended (Unaudited)
In thousands	June 30, 2021	June 30, 2020
Beginning balance	$139,600	$142,400
COVID-19 reserve build (release)	(6,300)	9,500
Other	6,100	(9,900)
Ending balance	$139,400	$142,000
Allowance for credit losses as a percentage of net finance receivables	11.8%	13.9%

	Six Months Ended (Unaudited)
In thousands	June 30, 2021	June 30, 2020
Beginning balance	$150,000	$62,200
Impact of CECL adoption	—	60,100
COVID-19 reserve build (release)	(12,900)	33,400
Other	2,300	(13,700)
Ending balance	$139,400	$142,000
Allowance for credit losses as a percentage of net finance receivables	11.8%	13.9%

The allowance for credit losses was $62.2 million, or 5.5% of net finance receivables, as of December 31, 2019. The Company adopted CECL accounting on January 1, 2020, and increased the allowance for credit losses to $122.3 million, or 10.8% of net finance receivables.

During the three months ended June 30, 2021 and 2020, the allowance for credit losses included a net build of $6.1 million related to portfolio growth and a base reserve release of $9.9 million related to portfolio liquidation, respectively. The allowance for credit losses included a net build of $2.3 million related to portfolio growth and a base reserve release of $13.7 million related to portfolio liquidation during the six months ended June 30, 2021 and 2020, respectively.

In March 2020, the spread of COVID-19 was declared a pandemic by the World Health Organization. Subsequently, the pandemic was declared a national emergency in the United States and several government stimulus programs were signed into law which provided a variety of financial aid to a meaningful portion of the Company’s customer base.

As of June 30, 2021, the allowance for credit losses included $17.5 million of reserves related to the economic impact of COVID-19. The Company ran several macroeconomic stress scenarios, and its final forecast assumes unemployment of under 8% at the end of 2021. The macroeconomic scenario was adjusted for the potential benefits of the American Rescue Plan Act signed into law in March 2021.

The following is a reconciliation of the allowance for credit losses by product for the periods indicated:

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at April 1, 2021	$53,673	$83,345	$604	$1,978	$139,600
Provision for credit losses	8,208	12,340	(76)	77	20,549
Credit losses	(10,754)	(10,612)	(92)	(350)	(21,808)
Recoveries	451	576	19	13	1,059
Ending balance at June 30, 2021	$51,578	$85,649	$455	$1,718	$139,400
Net finance receivables at June 30, 2021	$380,780	$789,743	$2,303	$10,561	$1,183,387
Allowance as percentage of net finance receivables at June 30, 2021	13.5%	10.8%	19.8%	16.3%	11.8%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at April 1, 2020	$62,454	$75,013	$1,247	$3,686	$142,400
Provision for credit losses	11,514	15,513	15	457	27,499
Credit losses	(16,420)	(11,694)	(115)	(845)	(29,074)
Recoveries	657	473	13	32	1,175
Ending balance at June 30, 2020	$58,205	$79,305	$1,160	$3,330	$142,000
Net finance receivables at June 30, 2020	$380,083	$618,134	$6,059	$18,359	$1,022,635
Allowance as percentage of net finance receivables at June 30, 2020	15.3%	12.8%	19.1%	18.1%	13.9%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2021	$59,410	$87,275	$783	$2,532	$150,000
Provision for credit losses	12,969	19,183	(191)	(50)	31,911
Credit losses	(21,728)	(21,872)	(172)	(806)	(44,578)
Recoveries	927	1,063	35	42	2,067
Ending balance at June 30, 2021	$51,578	$85,649	$455	$1,718	$139,400
Net finance receivables at June 30, 2021	$380,780	$789,743	$2,303	$10,561	$1,183,387
Allowance as percentage of net finance receivables at June 30, 2021	13.5%	10.8%	19.8%	16.3%	11.8%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2020	$30,588	$29,148	$820	$1,644	$62,200
Impact of CECL adoption	24,185	33,550	599	1,766	60,100
Provision for credit losses	36,066	39,268	112	1,575	77,021
Credit losses	(33,948)	(23,655)	(426)	(1,725)	(59,754)
Recoveries	1,314	994	55	70	2,433
Ending balance at June 30, 2020	$58,205	$79,305	$1,160	$3,330	$142,000
Net finance receivables at June 30, 2020	$380,083	$618,134	$6,059	$18,359	$1,022,635
Allowance as percentage of net finance receivables at June 30, 2020	15.3%	12.8%	19.1%	18.1%	13.9%

The Company makes modifications to its finance receivables to assist borrowers experiencing financial difficulties. The Company classifies a loan as a TDR finance receivable when the Company modifies a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grants a concession that it would not otherwise consider.

The amount of TDR net finance receivables and the related TDR allowance for credit losses for the periods indicated are as follows:

	June 30, 2021		June 30, 2020
In thousands	TDR Net Finance Receivables	TDR Allowance for Credit Losses	TDR Net Finance Receivables	TDR Allowance for Credit Losses
Small loans	$3,844	$1,576	$7,162	$2,883
Large loans	13,441	4,278	17,825	6,085
Automobile loans	224	88	402	179
Retail loans	67	27	85	38
Total	$17,576	$5,969	$25,474	$9,185

The following tables provide the number and amount of net finance receivables modified and classified as TDRs during the periods presented:

	Three Months Ended
	June 30, 2021		June 30, 2020
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	581	$1,085	888	$2,796
Large loans	462	2,390	476	1,542
Automobile loans	—	—	—	—
Retail loans	3	4	4	12
Total	1,046	$3,479	1,368	$4,350

	Six Months Ended
	June 30, 2021		June 30, 2020
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	1,368	$2,540	2,689	$8,171
Large loans	1,083	5,508	1,753	5,461
Automobile loans	2	13	1	3
Retail loans	5	8	20	77
Total	2,458	$8,069	4,463	$13,712

(1) Represents the post-modification net finance receivables balance of loans that have been modified during the period and resulted in a TDR.

The following tables provide the number of accounts and balance of finance receivables that subsequently defaulted within the periods indicated (that were modified as a TDR in the preceding 12 months). The Company defines payment default as 90 days past due for this disclosure. The respective amounts and activity for the periods indicated are as follows:

	Three Months Ended
	June 30, 2021		June 30, 2020
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	140	$267	365	$638
Large loans	111	579	256	1,301
Automobile loans	—	—	—	—
Retail loans	1	1	7	12
Total	252	$847	628	$1,951

	Six Months Ended
	June 30, 2021		June 30, 2020
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	406	$724	1,164	$2,056
Large loans	270	1,372	694	3,506
Automobile loans	1	10	—	—
Retail loans	3	5	28	51
Total	680	$2,111	1,886	$5,613

(1) Only includes defaults occurring within 12 months of a loan being designated as a TDR. Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Note 4. Interest Rate Caps

The Company has interest rate cap contracts with an aggregate notional principal amount of $450.0 million. Each contract contains a strike rate against the one-month LIBOR (0.10% and 0.14% as of June 30, 2021 and December 31, 2020, respectively). When the one-month LIBOR exceeds the strike rate, the counterparty reimburses the Company for the excess over the strike rate. No payment is required by the Company or the counterparty when the one-month LIBOR is below the strike rate. The following is a summary of the Company’s interest rate caps as of June 30, 2021:

			Notional Amount
Execution Date	Maturity Date	Strike Rate	(in thousands)
03/2020	03/2023	1.75%	$100,000
08/2020	08/2023	0.50%	50,000
09/2020	10/2023	0.50%	100,000
11/2020	11/2023	0.25%	50,000
02/2021	02/2024	0.25%	50,000
03/2021	03/2024	0.25%	50,000
06/2021	06/2024	0.25%	50,000
Total notional amount			$450,000

The following is a summary of changes in fair value of the interest rate caps (included in other assets) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2021	2020	2021	2020
Balance at beginning of period	$1,652	$85	$265	$—
Purchases	385	—	987	114
Fair value adjustment included as an (increase) decrease in interest expense	(10)	(33)	775	(62)
Balance at end of period	$2,027	$52	$2,027	$52

Note 5. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	June 30, 2021			December 31, 2020
In thousands	Debt	Unamortized Debt Issuance Costs	Net Debt	Debt	Unamortized Debt Issuance Costs	Net Debt
Senior revolving credit facility	$144,531	$(1,229)	$143,302	$286,113	$(1,687)	$284,426
RMR II revolving warehouse credit facility	44,444	(1,701)	42,743	42,061	(1,486)	40,575
RMR IV revolving warehouse credit facility	67,407	(643)	66,764	—	—	—
RMR V revolving warehouse credit facility	37,383	(628)	36,755	—	—	—
RMIT 2018-2 securitization	—	—	—	130,349	—	130,349
RMIT 2019-1 securitization	130,172	(834)	129,338	130,172	(1,216)	128,956
RMIT 2020-1 securitization	180,214	(1,854)	178,360	180,214	(2,272)	177,942
RMIT 2021-1 securitization	248,916	(2,467)	246,449	—	—	—
Total	$853,067	$(9,356)	$843,711	$768,909	$(6,661)	$762,248
Unused amount of revolving credit facilities (subject to borrowing base)	$647,362			$438,082

Senior Revolving Credit Facility: In September 2019, the Company amended and restated its senior revolving credit facility to, among other things, extend the maturity of the facility from June 2020 to September 2022 and increase the availability under the facility from $638 million to $640 million. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (84% of eligible secured finance receivables, 79% of eligible unsecured finance receivables, and 59% of eligible delinquent renewals as of June 30, 2021). As of June 30, 2021, the Company had $195.4 million of available liquidity under the facility and held $6.1 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 0.10% and 0.14% at June 30, 2021 and December 31, 2020, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. The Company pays an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility.

Variable Interest Entity Debt: As part of its overall funding strategy, the Company has transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions, including securitizations. The debt arrangements described below are issued by the Company’s wholly-owned, bankruptcy-remote SPEs, which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. The Company is considered to be the primary beneficiary because it has (i) power over the significant activities through its role as servicer of the finance receivables under each debt arrangement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through the Company’s interest in the monthly residual cash flows of the SPEs.

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $77.4 million and $46.6 million as of June 30, 2021 and December 31, 2020, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation.

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

RMR II Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to, among other things, extend the date at which the facility converts to an amortizing loan and the termination date to March 2023 and March 2024, respectively, decrease the total facility from $125 million to $75 million, increase the cap on facility advances from 80% to 83% of eligible finance receivables, and increase the rate at which borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.35% (2.15% prior to the April 2021 amendment). The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. RMR II held $0.6 million in restricted cash reserves as of June 30, 2021 to satisfy provisions of the credit agreement. The three-month LIBOR was 0.15% and 0.24% at June 30, 2021 and December 31, 2020, respectively. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. The RMR II revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances.

RMR IV Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables IV, LLC (“RMR IV”), entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility converts to an amortizing loan in April 2023 and terminates in April 2024. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables. RMR IV held $0.8 million in restricted cash reserves as of June 30, 2021 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to one-month LIBOR, plus a margin of 2.35%. The one-month LIBOR was 0.10% at June 30, 2021. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. The RMR IV revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances.

RMR V Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables V, LLC (“RMR V”), entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. The facility converts to an amortizing loan in October 2022 and terminates in October 2023. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. RMR V held $0.5 million in restricted cash reserves as of June 30, 2021 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.20%. The commercial paper rate was 0.15% at June 30, 2021. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility.

RMIT 2019-1 Securitization: In October 2019, the Company, its wholly-owned SPE, Regional Management Receivables III (“RMR III”), and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2019-1 (“RMIT 2019-1”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2019-1. The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. RMIT 2019-1 held $1.4 million in restricted cash reserves as of June 30, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.17%. Prior to maturity in November 2028, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period.

RMIT 2020-1 Securitization: In September 2020, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of June 30, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at a weighted-average rate of 2.85%. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-1 Securitization: In February 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-1 (“RMIT 2021-1”), completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. RMIT 2021-1 held $2.6 million in restricted cash reserves as of June 30, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at a weighted-average rate of 2.08%. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period.

See Note 12, “Subsequent Events” for information regarding the completion of a private offering and sale of $200 million of asset-backed notes following the end of the quarter.

The carrying amounts of consolidated VIE assets and liabilities are as follows:

In thousands	June 30, 2021	December 31, 2020
Assets
Cash	$189	$236
Net finance receivables	714,401	483,674
Allowance for credit losses	(80,622)	(59,046)
Restricted cash	85,231	51,849
Other assets	7	5
Total assets	$719,206	$476,718
Liabilities
Net debt	$700,409	$477,822
Accounts payable and accrued expenses	138	87
Total liabilities	$700,547	$477,909

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. At June 30, 2021, the Company was in compliance with all debt covenants.

Note 6. Stockholders’ Equity

Stock repurchase program: In October 2020, the Company announced that its Board of Directors (the “Board”) had authorized a stock repurchase program allowing for the repurchase of up to $30.0 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately and extended through October 22, 2022. In May 2021, the Company completed its $30.0 million stock repurchase program. The Company repurchased a total of 952 thousand shares of common stock pursuant to the program.

In May 2021, the Company announced that its Board had authorized a new stock repurchase program, allowing for the repurchase of up to $30.0 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately and extends through April 29, 2023.

During the three months ended June 30, 2021, the Company repurchased 509 thousand shares of common stock at a total cost of $22.2 million. During the six months ended June 30, 2021, the Company repurchased 861 thousand shares of common stock at a total cost of $34.0 million.

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. Total dividends declared and paid were $0.25 per common share during the three months ended June 30, 2021. During the six months ended June 30, 2021, total dividends declared and paid were $0.45 per common share. No dividends were declared or paid during the three and six months ended June 30, 2020.

See Note 12, “Subsequent Events,” for information regarding the Company’s stock repurchase program and quarterly cash dividend following the end of the fiscal quarter.

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

Debt: The Company estimates the fair value of debt using estimated credit marks based on an index of similar financial instruments (credit facilities) and projected cash flows from the underlying collateralized finance receivables (securitizations), each discounted using a risk-adjusted discount rate.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	June 30, 2021		December 31, 2020
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$6,086	$6,086	$8,052	$8,052
Restricted cash	99,920	99,920	63,824	63,824
Level 2 inputs
Interest rate caps	2,027	2,027	265	265
Level 3 inputs
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,004,518	1,091,069	951,714	1,032,558
Liabilities
Level 3 inputs
Debt	853,067	845,674	768,909	767,185

Note 8. Income Taxes

The Company records interim provisions for income taxes based on an estimated annual effective tax rate. The Company recognizes discrete tax benefits or deficiencies in the income tax line of the consolidated statements of income. These discrete benefits or deficiencies are primarily the result of exercises or vestings of share-based awards.

The following tables summarize the components of income taxes for the periods indicated:

	Three Months Ended
	June 30,
In thousands	2021	2020
Provision for corporate taxes	$6,234	$4,139
Discrete tax (benefits) deficiencies	(1,463)	80
Total income taxes	$4,771	$4,219

	Six Months Ended
	June 30,
In thousands	2021	2020
Provision for corporate taxes	$14,582	$562
Discrete tax (benefits) deficiencies	(1,942)	132
Total income taxes	$12,640	$694

Note 9. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2021	2020	2021	2020
Numerator:
Net income	$20,166	$7,470	$45,688	$1,145
Denominator:
Weighted-average shares outstanding for basic earnings per share	10,200	10,962	10,371	10,929
Effect of dilutive securities	597	51	560	201
Weighted-average shares adjusted for dilutive securities	10,797	11,013	10,931	11,130
Earnings per share:
Basic	$1.98	$0.68	$4.41	$0.10
Diluted	$1.87	$0.68	$4.18	$0.10

Options to purchase 18 thousand and 1.0 million shares of common stock were outstanding during the three and six months ended June 30, 2021 and 2020, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 10. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on each of April 27, 2017 and May 20, 2021, the stockholders of the Company re-approved the 2015 Plan, as amended and restated on each respective date. As of June 30, 2021, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 2.6 million shares (such amount reflecting an increase of 1.05 million additional or “new” shares in connection with the May 20, 2021 re-approval of the 2015 Plan) plus (ii) any shares remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, plus (iii) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of June 30, 2021, there were 1.2 million shares available for grant under the 2015 Plan.

For the three months ended June 30, 2021 and 2020, the Company recorded share-based compensation expense of $1.9 million and $1.1 million, respectively. The Company recorded $3.4 million and $2.5 million in share-based compensation for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, unrecognized share-based compensation expense to be recognized over future periods approximated $11.7 million. This amount will be recognized as expense over a weighted-average period of 2.0 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

Key team member incentive program: The Company also has a key team member incentive program for certain other members of senior management. Recurring annual participation in the program is at the discretion of the Board and executive management. Each participant in the program is eligible to earn an RSA, subject to performance over a one-year period. Payout under the program can range from 0% to 150% of target based on the achievement of five Company performance metrics and individual performance goals (subject to continued employment and certain other terms and conditions of the program). If earned, the RSA is issued following the one-year performance period and vests ratably over a subsequent two-year period (subject to continued employment or as otherwise provided in the underlying award agreement).

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

Non-employee director compensation program: The Company awards its non-employee directors a cash retainer and shares of restricted common stock. The RSAs are granted on the fifth business day following the Company’s annual meeting of stockholders and fully vest upon the earlier of the first anniversary of the grant date or the completion of the directors’ annual service to the Company (so long as the period between the date of the annual stockholders’ meeting related to the grant date and the date of the next annual stockholders’ meeting is not less than 50 weeks).

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

The following table summarizes the stock option activity for the six months ended June 30, 2021:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	908	$19.73
Granted	137	30.44
Exercised	(350)	20.51
Forfeited	—	—
Expired	(3)	16.30
Options outstanding at June 30, 2021	692	$21.48	6.6	$17,345
Options exercisable at June 30, 2021	435	$18.89	5.0	$12,019

The following table provides additional stock option information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2021	2020	2021	2020
Weighted-average grant date fair value per share	$—	$—	$10.52	$7.58
Intrinsic value of options exercised	$4,531	$—	$7,392	$219
Fair value of stock options that vested	$—	$—	$—	$353

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the six months ended June 30, 2021:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2021	124	$21.89
Granted (target)	45	30.22
Achieved performance adjustment (1)	2	28.25
Vested	(42)	28.25
Forfeited	—	—
Non-vested units at June 30, 2021	129	$22.84
(1)	The 2018 LTIP RSUs were earned and vested at 105.6% of target, as described in greater detail in the Company’s definitive proxy statement filed with the SEC on April 16, 2021.

The following table provides additional RSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per unit amounts	2021	2020	2021	2020
Weighted-average grant date fair value per unit	$—	$15.86	$30.22	$15.86
Fair value of RSUs that vested	$—	$—	$1,199	$1,314

Restricted stock awards: The fair value and compensation expense of the primary portion of the Company’s RSAs are calculated using the Company’s closing stock price on the date of grant. These RSAs include director awards, inducement awards, and RSAs granted pursuant to the Company’s long-term incentive program.

The fair value and compensation expense of RSAs granted pursuant to the Company’s performance-based key team member incentive program are calculated using the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSA activity during the six months ended June 30, 2021:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2021	266	$19.34
Granted	153	30.33
Vested	(65)	16.31
Forfeited	(2)	22.82
Non-vested shares at June 30, 2021	352	$24.66

The following table provides additional RSA information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share amounts	2021	2020	2021	2020
Weighted-average grant date fair value per share	$46.55	$15.58	$30.33	$19.39
Fair value of RSAs that vested	$1,012	$819	$1,052	$1,121

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

Note 12. Subsequent Events

RMIT 2021-2 securitization: In July 2021, the Company, its wholly-owned SPE, RMR III, and its indirect wholly-owned SPE, Regional Management Issuance Trust 2021-2 (“RMIT 2021-2”), completed a private offering and sale of $200.0 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at a weighted-average rate of 2.30%. Prior to maturity in August 2033, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period.

Quarterly cash dividend: In August 2021, the Company announced that the Board declared a quarterly cash dividend of $0.25 per share. The dividend will be paid on September 15, 2021 to shareholders of record at the close of business on August 25, 2021. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

Increase in stock repurchase program: In August 2021, the Company announced that the Board had approved a $20 million increase in the amount authorized under the stock repurchase program announced in May 2021, from $30 million to $50 million. The authorization was effective immediately and extends through July 29, 2023. Stock repurchases under the stock repurchase program may be made in the open market at prevailing market prices, through privately negotiated transactions, or through other structures in accordance with applicable federal securities laws, at times and in amounts as management deems appropriate. The timing and the amount of any common stock repurchases will be determined by the Company’s management based on its evaluation of market conditions, the Company’s liquidity needs, legal and contractual requirements and restrictions (including covenants in the Company’s credit agreements), share price, and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice. The Company intends to fund the program with a combination of cash and debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (which was filed with the SEC on February 25, 2021), our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 (which was filed with the SEC on May 6, 2021), and this Quarterly Report on Form 10-Q. The COVID-19 pandemic may also magnify many of these risks and uncertainties. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. We operate under the name “Regional Finance” in 368 branch locations across 12 states in the Southeastern, Southwestern, Mid-Atlantic, and Midwestern United States, serving 403,800 active accounts, as of June 30, 2021. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of June 30, 2021, we had 237.4 thousand small installment loans outstanding, representing $380.8 million in net finance receivables. This included 111.5 thousand small loan convenience checks, representing $157.1 million in net finance receivables.

•

Large Loans (>$2,500) – As of June 30, 2021, we had 158.2 thousand large installment loans outstanding, representing $789.7 million in net finance receivables. This included 9.7 thousand large loan convenience checks, representing $27.8 million in net finance receivables.

•	Retail Loans – As of June 30, 2021, we had 7.7 thousand retail purchase loans outstanding, representing $10.6 million in net finance receivables.
•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

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

Impact of COVID-19 Pandemic on Outlook

The COVID-19 pandemic has resulted in economic disruption and uncertainty. During the second quarter of 2020, we experienced a decrease in demand; however, since that time, our loan growth has steadily increased. As of June 30, 2021, our net finance receivables were $1.2 billion, $160.8 million higher than the prior-year period. Future consumer demand, however, remains subject to the uncertainty around the extent and duration of the pandemic.

As a result of the pandemic, we experienced temporary closure of some branches in the second quarter of 2021 due to company-initiated quarantine measures. However, substantially all of our branches currently remain open, and our centralized operations continue to support our customers and our branch network.

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

We proactively adjusted our underwriting criteria in 2020 to adapt to the new environment and have continued to originate loans with appropriately enhanced lending criteria. As we have progressed through the pandemic and acquired additional data, we have continued to update and sharpen our underwriting standards and have paid close attention to certain geographies and industries that have been most affected by the virus and economic disruption. As of June 30, 2021, our allowance for loan losses included $17.5 million for estimated incremental credit losses on customer accounts impacted by COVID-19. Our contractual delinquency as a percentage of net finance receivables remained at historically low levels at 3.6% as of June 30, 2021, down from 4.8% as of June 30, 2020. However, we may experience further changes to the macroeconomic assumptions within our forecast and changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. In the second quarter of 2021, we enhanced our warehouse facility capacity to $300 million, closing on three new warehouse credit facilities. As of June 30, 2021, we had $201.5 million of immediate liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. This represented a $39.0 million improvement in our liquidity position since June 30, 2020. In addition, we had $647.4 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of June 30, 2021. We believe our liquidity position provides us substantial runway to fund our growth initiatives and to support the fundamental operations of our business.

We continue to rely more heavily on online operations for customer access, including remote loan closings, and remote work for certain of our team members, including a portion of our home office and field leadership. On the digital front, we continue to build and expand upon our end-to-end online and mobile origination capabilities for new and existing customers, along with additional digital servicing functionality. Combined with remote loan closings, we believe that these omni-channel sales and service capabilities will expand the market reach of our branches, increase our average branch receivables, and improve our revenues and operating efficiencies, while at the same time increasing customer satisfaction.

The extent to which the pandemic will ultimately impact our business and financial condition will depend on future events that are difficult to forecast, including, but not limited to, the duration and severity of the pandemic (including as a result of waves of outbreak or variant strains of the virus), the success of actions taken to contain, treat, and prevent the spread of the virus, and the speed at which normal economic and operating conditions return and are sustained.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. In addition, the CECL accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of loan portfolio liquidation, and larger provisions for credit losses in periods of loan portfolio growth, compared to prior years. Consequently, we experience seasonal fluctuations in our operating results. However, changes in borrower assistance programs and customer access to external economic stimulus measures related to COVID-19 have impacted our typical seasonal trends for volume and delinquency.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average net finance receivables remained constant at $1.1 billion for both the first six months of 2021 and the prior-year period. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and the number of branches we operate allows us to increase the number of loans that we are able to service. We opened six new branches and consolidated four branches in the first six months of 2020. We opened five new branches and consolidated two branches in the first six months of 2021. In April 2021, we opened our first branch in Illinois, our twelfth state. We expect to enter up to two additional states by the end of 2021 and an additional four to six states in 2022. We can add additional branches in states where it is favorable for us to conduct business, and we have plans to continue to grow our geographic footprint and branch network.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of June 30, 2021, we held seven interest rate cap contracts with an aggregate notional principal amount of $450.0 million.

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

Insurance Income, Net. Our insurance operations are a material part of our overall business and are integral to our lending activities. Insurance income, net consists primarily of earned premiums, net of certain direct costs, from the sale of various optional payment and collateral protection insurance products offered to customers who obtain loans directly from us. Insurance income, net also includes the earned premiums and direct costs associated with the non-file insurance that we purchase to protect us from credit losses where, following an event of default, we are unable to take possession of personal property collateral because our security interest is not perfected. We do not sell insurance to non-borrowers. Direct costs included in insurance income, net are claims paid, claims reserves, ceding fees, and premium taxes paid. We do not allocate to insurance income, net, any other home office or branch administrative costs associated with management of insurance operations, management of our captive insurance company, marketing and selling insurance products, legal and compliance review, or internal audits.

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of June 30, 2021, the restricted cash balance for these cash reserves was $14.7 million. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, fees for extending the due date of a loan, returned check charges, commissions earned from the sale of an auto club product, and interest income from restricted cash are included in other income.

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we estimate as sufficient to maintain an allowance for credit losses at an adequate level to provide for lifetime expected credit losses on the related finance receivable portfolio. Credit loss experience, current conditions, reasonable and supportable economic forecasts, delinquency of finance receivables, loan portfolio growth, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that reflects lifetime expected credit losses for each finance receivable type. Changes in our delinquency and net credit loss rates may result in changes to our provision for credit losses. Substantial adjustments to the allowance may be necessary if there are significant changes in forecasted economic conditions or loan portfolio performance.

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

Our occupancy expenses consist primarily of the cost of renting our facilities, all of which are leased, and the utility, depreciation of leasehold improvements and furniture and fixtures, communication services, and other non-personnel costs associated with operating our business.

Our marketing expenses consist primarily of costs associated with our direct mail campaigns (including postage and costs associated with selecting recipients), digital marketing, maintaining our consumer website, and some local marketing by branches. These costs are expensed as incurred.

Other expenses consist primarily of legal, compliance, audit, and consulting costs, as well as non-employee director compensation, amortization of software licenses and implementation costs, electronic payment processing costs, bank service charges, office supplies, software maintenance and support, and credit bureau charges. For a discussion regarding how risks and uncertainties associated with the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part II, Item 1A, “Risk Factors” and the filings referenced therein.

Interest Expense. Our interest expense consists primarily of paid and accrued interest for debt, unused line fees, and amortization of debt issuance costs on debt. Interest expense also includes costs attributable to the interest rate caps that we use to manage our interest rate risk. Changes in the fair value of the interest rate caps are reflected in interest expense.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	2Q 21		2Q 20		YTD 21		YTD 20
In thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$88,793	31.6%	$80,067	30.5%	$176,072	31.3%	$167,064	30.8%
Insurance income, net	8,656	3.1%	7,650	2.9%	16,641	3.0%	13,599	2.5%
Other income	2,227	0.8%	2,133	0.8%	4,694	0.8%	5,261	0.9%
Total revenue	99,676	35.5%	89,850	34.2%	197,407	35.1%	185,924	34.2%
Expenses
Provision for credit losses	20,549	7.3%	27,499	10.5%	31,911	5.7%	77,021	14.2%

Personnel	28,370	10.1%	26,863	10.2%	57,221	10.2%	56,374	10.4%
Occupancy	5,568	2.0%	5,608	2.1%	11,588	2.1%	10,835	2.0%
Marketing	4,776	1.7%	1,438	0.5%	7,486	1.3%	3,124	0.6%
Other	7,675	2.7%	7,616	3.0%	15,937	2.8%	17,435	3.2%
Total general and administrative	46,389	16.5%	41,525	15.8%	92,232	16.4%	87,768	16.2%

Interest expense	7,801	2.8%	9,137	3.4%	14,936	2.6%	19,296	3.5%
Income before income taxes	24,937	8.9%	11,689	4.5%	58,328	10.4%	1,839	0.3%
Income taxes	4,771	1.7%	4,219	1.7%	12,640	2.3%	694	0.1%
Net income	$20,166	7.2%	$7,470	2.8%	$45,688	8.1%	$1,145	0.2%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following table summarizes the quarterly trend of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	2Q 20	3Q 20	4Q 20	1Q 21	2Q 21	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$80,067	$81,306	$86,845	$87,279	$88,793	$1,514	$8,726
Insurance income, net	7,650	6,861	7,889	7,985	8,656	671	1,006
Other income	2,133	2,371	2,710	2,467	2,227	(240)	94
Total revenue	89,850	90,538	97,444	97,731	99,676	1,945	9,826
Expenses
Provision for credit losses	27,499	22,089	24,700	11,362	20,549	(9,187)	6,950

Personnel	26,863	26,207	26,979	28,851	28,370	481	(1,507)
Occupancy	5,608	5,894	5,900	6,020	5,568	452	40
Marketing	1,438	3,249	3,984	2,710	4,776	(2,066)	(3,338)
Other	7,616	8,404	7,931	8,262	7,675	587	(59)
Total general and administrative	41,525	43,754	44,794	45,843	46,389	(546)	(4,864)

Interest expense	9,137	9,300	9,256	7,135	7,801	(666)	1,336
Income before income taxes	11,689	15,395	18,694	33,391	24,937	(8,454)	13,248
Income taxes	4,219	4,157	4,347	7,869	4,771	3,098	(552)
Net income	$7,470	$11,238	$14,347	$25,522	$20,166	$(5,356)	$12,696
Net income per common share:
Basic	$0.68	$1.02	$1.32	$2.42	$1.98	$(0.44)	$1.30
Diluted	$0.68	$1.01	$1.28	$2.31	$1.87	$(0.44)	$1.19
Weighted-average shares outstanding:
Basic	10,962	10,977	10,882	10,543	10,200	343	762
Diluted	11,013	11,092	11,228	11,066	10,797	269	216

Net interest margin	$80,713	$81,238	$88,188	$90,596	$91,875	$1,279	$11,162
Net credit margin	$53,214	$59,149	$63,488	$79,234	$71,326	$(7,908)	$18,112

	Balance Sheet Quarterly Trend
In thousands	2Q 20	3Q 20	4Q 20	1Q 21	2Q 21	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,000,225	$1,037,559	$1,103,856	$1,098,295	$1,191,305	$93,010	$191,080
Net finance receivables	$1,022,635	$1,059,554	$1,136,259	$1,105,603	$1,183,387	$77,784	$160,752
Allowance for credit losses	$142,000	$144,000	$150,000	$139,600	$139,400	$(200)	$(2,600)
Debt	$683,865	$700,139	$768,909	$752,200	$853,067	$100,867	$169,202

	Other Key Metrics Quarterly Trend
	2Q 20	3Q 20	4Q 20	1Q 21	2Q 21	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	30.5%	31.5%	31.9%	31.1%	31.6%	0.5%	1.1%
Efficiency ratio (1)	46.2%	48.3%	46.0%	46.9%	46.5%	(0.4)%	0.3%
Operating expense ratio (2)	15.8%	17.0%	16.4%	16.3%	16.5%	0.2%	0.7%
30+ contractual delinquency	4.8%	4.7%	5.3%	4.3%	3.6%	(0.7)%	(1.2)%
Net credit loss ratio (3)	10.6%	7.8%	6.9%	7.7%	7.4%	(0.3)%	(3.2)%
Book value per share	$23.11	$24.03	$24.89	$26.28	$26.93	$0.65	$3.82

(1) Annualized general and administrative expenses as a percentage of total revenue.

(2) Annualized general and administrative expenses as a percentage of average net finance receivables.

(3) Annualized net credit losses as a percentage of average net finance receivables.

Comparison of June 30, 2021, Versus June 30, 2020

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $0.7 million, 0.2%, to $380.8 million at June 30, 2021, from $380.1 million at June 30, 2020. The increase was the result of improved customer loan demand, offset by the general transition of small loan customers to large loans and liquidation due to stimulus measures.

•

Large Loans (>$2,500) – Large loans outstanding increased by $171.6 million, or 27.8%, to $789.7 million at June 30, 2021, from $618.1 million at June 30, 2020. The increase was due to improved customer loan demand, increased marketing, and the transition of small loan customers to large loans, partially offset by liquidation due to stimulus measures.

•

Automobile Loans – Automobile loans outstanding decreased by $3.8 million, or 62.0%, to $2.3 million at June 30, 2021, from $6.1 million at June 30, 2020. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio.

•	Retail Loans – Retail loans outstanding decreased $7.8 million, or 42.5%, to $10.6 million at June 30, 2021, from $18.4 million at June 30, 2020.
	Net Finance Receivables by Product
In thousands	2Q 21	2Q 20	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$380,780	$380,083	$697	0.2%
Large loans	789,743	618,134	171,609	27.8%
Total core loans	1,170,523	998,217	172,306	17.3%
Automobile loans	2,303	6,059	(3,756)	(62.0)%
Retail loans	10,561	18,359	(7,798)	(42.5)%
Total net finance receivables	$1,183,387	$1,022,635	$160,752	15.7%
Number of branches at period end	368	368	—	—
Average net finance receivables per branch	$3,216	$2,779	$437	15.7%

Comparison of the Three Months Ended June 30, 2021, Versus the Three Months Ended June 30, 2020

Net Income. Net income increased $12.7 million, or 170.0%, resulting in net income of $20.2 million during the three months ended June 30, 2021, from $7.5 million during the prior-year period. The increase was due to an increase in revenue of $9.8 million, a decrease in provision for credit losses of $7.0 million, and a decrease in interest expense of $1.3 million, offset by an increase in general and administrative expenses of $4.9 million and an increase in income taxes of $0.6 million.

Revenue. Total revenue increased $9.8 million, or 10.9%, to $99.7 million during the three months ended June 30, 2021, from $89.9 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $8.7 million, or 10.9%, to $88.8 million during the three months ended June 30, 2021, from $80.1 million during the prior-year period. The increase was primarily due to a 1.1% increase in average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Three Months Ended			Average Yields for the Three Months Ended (Annualized)
In thousands	2Q 21	2Q 20	YoY % Inc (Dec)	2Q 21	2Q 20	YoY % Inc (Dec)
Small loans	$365,535	$404,019	(9.5)%	38.3%	36.2%	2.1%
Large loans	744,935	618,860	20.4%	28.6%	27.3%	1.3%
Automobile loans	2,647	6,820	(61.2)%	12.7%	14.8%	(2.1)%
Retail loans	11,181	20,114	(44.4)%	18.2%	18.0%	0.2%
Total interest and fee yield	$1,124,298	$1,049,813	7.1%	31.6%	30.5%	1.1%

Small and large loan yields increased 2.1% and 1.3%, respectively, compared to the prior-year period primarily due to improved credit performance across the portfolio as a result of government stimulus, tightened underwriting during the pandemic, and our overall mix shift towards higher credit quality customers, resulting in fewer loans in non-accrual status and fewer interest accrual reversals.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which could reduce our total interest and fee yield.

We continue to originate new loans with enhanced lending criteria. Demand for our loan products has continued to recover, as total originations increased to $372.8 million during the three months ended June 30, 2021, from $172.2 million during the prior-year period. The following tables represent the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated for the Three Months Ended
In thousands	1Q 20	2Q 20	3Q 20	4Q 20	1Q 21	2Q 21
Net loans originated	$229,245	$172,152	$308,087	$358,743	$231,418	$372,772
Year-over-year change	4.4%	(50.7)%	(11.7)%	(0.1)%	0.9%	116.5%

	Net Loans Originated for the Three Months Ended
In thousands	2Q 21	2Q 20	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$147,456	$79,265	$68,191	86.0%
Large loans	223,648	90,980	132,668	145.8%
Retail loans	1,668	1,907	(239)	(12.5)%
Total net loans originated	$372,772	$172,152	$200,620	116.5%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 2Q 21 Compared to 2Q 20 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$(3,487)	$2,099	$(200)	$(1,588)
Large loans	8,618	1,879	383	10,880
Automobile loans	(155)	(37)	23	(169)
Retail loans	(403)	10	(4)	(397)
Product mix	1,108	(1,108)	—	—
Total increase in interest and fee income	$5,681	$2,843	$202	$8,726

The $8.7 million increase in interest and fee income during the three months ended June 30, 2021, from the prior-year period was driven by growth in our average net finance receivables and improved credit performance across the portfolio, which resulted in fewer loans in non-accrual status and fewer interest accrual reversals. These benefits were partially offset by the intended product mix shift toward large loans and the portfolio composition shift toward higher credit quality customers with lower interest rates due to the use of enhanced credit standards during the pandemic.

Insurance Income, Net. Insurance income, net increased $1.0 million, or 13.2%, to $8.7 million during the three months ended June 30, 2021, from $7.7 million during the prior-year period. Annualized insurance income, net represented 3.1% and 2.9% of average net finance receivables during the three months ended June 30, 2021 and the prior-year period, respectively. During both the three months ended June 30, 2021 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the three months ended June 30, 2021 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Three Months Ended
In thousands	2Q 21	2Q 20	YoY $ B(W)	YoY % B(W)
Earned premiums	$12,349	$10,145	$2,204	21.7%
Claims, reserves, and certain direct expenses	(3,693)	(2,495)	(1,198)	(48.0)%
Insurance income, net	$8,656	$7,650	$1,006	13.2%

Earned premiums increased by $2.2 million and claims, reserves, and certain direct expenses increased by $1.2 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to adjusted pricing. The increase in claims, reserves, and certain direct expenses compared to the prior-year period was primarily due to a $0.8 million increase in non-file claims expense reserve and a $0.7 million increase in insurance claims expense during the three months ended June 30, 2021, partially offset by a $0.3 million decrease in the reserve for COVID-19 unemployment insurance claims.

Other Income. Other income increased $0.1 million, or 4.4%, to $2.2 million during the three months ended June 30, 2021, from $2.1 million during the prior-year period, primarily due to a $0.4 million increase in commissions earned from the sale of our auto club product, offset by a $0.3 million decrease in late charges and extension fee income as a result of record low delinquency.

Provision for Credit Losses. Our provision for credit losses decreased $7.0 million, or 25.3%, to $20.5 million during the three months ended June 30, 2021, from $27.5 million during the prior-year period. The decrease was due to a decrease in net credit losses of $7.2 million, offset by an increase in the provision of $0.2 million compared to the prior-year period. The decrease in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	Allowance for Credit Losses for the Three Months Ended
In thousands	2Q 21	2Q 20
Beginning balance	$139,600	$142,400
COVID-19 reserve build (release)	(6,300)	9,500
Other	6,100	(9,900)
Ending balance	$139,400	$142,000
Allowance for credit losses as a percentage of net finance receivables	11.8%	13.9%

Our methodology to estimate expected credit losses utilized macroeconomic forecasts as of June 30, 2021, which incorporated the potential impact that the COVID-19 pandemic could have on the economy. Our forecast utilized economic projections from a major rating service and considered several macroeconomic stress scenarios, with our final forecast assuming unemployment of under 8% at the end of 2021. The macroeconomic scenario was adjusted for the potential benefits of the American Rescue Plan Act signed into law in March 2021. As of June 30, 2021, our allowance for credit losses included $17.5 million of reserves related to the economic impact of COVID-19. During the three months ended June 30, 2021 and 2020, the allowance for credit losses included a net build of $6.1 million related to portfolio growth and a base reserve release of $9.9 million related to portfolio liquidation, respectively.

Net Credit Losses. Net credit losses decreased $7.2 million, or 25.6%, to $20.7 million during the three months ended June 30, 2021, from $27.9 million during the prior-year period. The decrease was primarily due to historically low delinquency levels. Annualized net credit losses as a percentage of average net finance receivables were 7.4% during the three months ended June 30, 2021, compared to 10.6% during the prior-year period.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables improved to 3.6% as of June 30, 2021, from 4.8% as of June 30, 2020. Our credit performance continues to be strong due to the quality and adaptability of our underwriting criteria and the bridge provided by government stimulus.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	2Q 21		2Q 20
Current	$1,066,124	90.1%	$896,928	87.8%
1 to 29 days past due	74,470	6.3%	76,172	7.4%
Delinquent accounts:
30 to 59 days	14,488	1.2%	15,277	1.4%
60 to 89 days	9,614	0.8%	9,764	1.0%
90 to 119 days	6,116	0.5%	7,014	0.7%
120 to 149 days	5,961	0.5%	8,081	0.8%
150 to 179 days	6,614	0.6%	9,399	0.9%
Total contractual delinquency	$42,793	3.6%	$49,535	4.8%
Total net finance receivables	$1,183,387	100.0%	$1,022,635	100.0%

	Contractual Delinquency by Product
In thousands	2Q 21		2Q 20
Small loans	$18,876	5.0%	$24,465	6.4%
Large loans	23,068	2.9%	23,660	3.8%
Automobile loans	183	7.9%	291	4.8%
Retail loans	666	6.3%	1,119	6.1%
Total contractual delinquency	$42,793	3.6%	$49,535	4.8%

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $4.9 million, or 11.7%, to $46.4 million during the three months ended June 30, 2021, from $41.5 million during the prior-year period. Our operating expense ratio increased to 16.5% during the three months ended June 30, 2021, from 15.8% during the prior-year period. The three months ended June 30, 2021 included investment in digital and technological capabilities of $1.2 million, and a $3.3 million increase in marketing expenses to support our growth initiatives. These expenses impacted our operating expense ratio by 160 basis points for the three months ended June 30, 2021. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $1.5 million, or 5.6%, to $28.4 million during the three months ended June 30, 2021, from $26.9 million during the prior-year period. Incentive costs and labor expense increased $2.4 million and $0.5 million, respectively, compared to the prior-year period. Additionally, capitalized loan origination costs, which reduce personnel expenses, increased by $1.3 million compared to the prior-year period due to an increase in net loans originated. Stay-at-home policies related to COVID-19 in the prior-year period reduced loan demand.

Occupancy. Occupancy expenses remained constant at $5.6 million during both the three months ended June 30, 2021 and the prior-year period.

Marketing. Marketing expenses increased $3.3 million, or 232.1%, to $4.8 million during the three months ended June 30, 2021, from $1.4 million during the prior-year period. The increase was primarily due to increased activity in our direct mail campaigns and digital marketing to support growth, and abnormally low marketing spend in the prior-year period. At the onset of the pandemic in April 2020, we temporarily paused direct mail and digital marketing aimed at customer acquisition. We expect an increased level of marketing spend in the second half of 2021.

Other Expenses. Other expenses increased $0.1 million, or 0.8%, to $7.7 million during the three months ended June 30, 2021, from $7.6 million during the prior-year period. The increase was primarily due to a $0.8 million increase in our investment in digital and technological capabilities, offset by a $0.8 million decrease in professional fees.

Interest Expense. Interest expense decreased $1.3 million, or 14.6%, to $7.8 million during the three months ended June 30, 2021, from $9.1 million during the prior-year period. The decrease was primarily due to a decrease in our average cost of debt. The annualized average cost of our total debt decreased 1.07% to 3.99% during the three months ended June 30, 2021, from 5.06% during the prior-year period, primarily reflecting the lower rate environment.

Income Taxes. Income taxes increased $0.6 million, or 13.1%, to $4.8 million during the three months ended June 30, 2021, from $4.2 million during the prior-year period. The increase was primarily due to a $13.2 million increase in pre-tax income compared to the prior-year period. Our effective tax rates were 19.1% and 36.1% for the three months ended June 30, 2021 and the prior-year period, respectively. The three months ended June 30, 2021, was impacted by tax benefits from the exercise and vesting of share-based awards and amended state tax returns. The effective tax rate for the prior-year period was impacted by the margin tax in Texas that is based on gross income, rather than net income, and non-deductible executive compensation (including executive transition costs) under Internal Revenue Code Section 162(m) that is not correlated to income before taxes.

Comparison of the Six Months Ended June 30, 2021, Versus the Six Months Ended June 30, 2020

Net Income. Net income increased $44.5 million, or 3,890.2%, resulting in net income of $45.7 million during the six months ended June 30, 2021, from $1.1 million during the prior-year period. The increase was due to an increase in revenue of $11.5 million, a decrease in provision for credit losses of $45.1 million, and a decrease in interest expense of $4.4 million, offset by an increase in general and administrative expenses of $4.5 million and an increase in income taxes of $11.9 million.

Revenue. Total revenue increased $11.5 million, or 6.2%, to $197.4 million during the six months ended June 30, 2021, from $185.9 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $9.0 million, or 5.4%, to $176.1 million during the six months ended June 30, 2021, from $167.1 million during the prior-year period. The increase was primarily due to a 0.5% increase in average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Six Months Ended			Average Yields for the Six Months Ended (Annualized)
In thousands	YTD 21	YTD 20	YoY % Inc (Dec)	YTD 21	YTD 20	YoY % Inc (Dec)
Small loans	$377,272	$431,076	(12.5)%	37.9%	36.5%	1.4%
Large loans	731,329	626,185	16.8%	28.3%	27.4%	0.9%
Automobile loans	3,061	7,719	(60.3)%	12.9%	14.1%	(1.2)%
Retail loans	12,170	21,585	(43.6)%	18.0%	17.9%	0.1%
Total interest and fee yield	$1,123,832	$1,086,565	3.4%	31.3%	30.8%	0.5%

Small loan and large loan yields increase increased 1.4% and 0.9%, respectively, compared to the prior-year period primarily due to improved credit performance across the portfolio as a result of government stimulus, tightened underwriting during the pandemic, and our overall mix shift towards higher credit quality customers, resulting in fewer loans in non-accrual status and fewer interest accrual reversals.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which could reduce our total interest and fee yield.

We continue to originate new loans with enhanced lending criteria. Demand for our loan products has continued to recover, as total net originations increased to $604.2 million during the six months ended June 30, 2021, from $401.4 million during the prior-year period. The following table represents the amount of loan originations and refinancing, net of unearned finance charges:

	Net Loans Originated for the Six Months Ended
In thousands	YTD 21	YTD 20	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$246,273	$199,289	$46,984	23.6%
Large loans	354,469	196,628	157,841	80.3%
Retail loans	3,448	5,480	(2,032)	(37.1)%
Total net loans originated	$604,190	$401,397	$202,793	50.5%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD 21 Compared to YTD 20 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$(9,818)	$2,994	$(374)	$(7,198)
Large loans	14,428	2,539	426	17,393
Automobile loans	(328)	(47)	28	(347)
Retail loans	(844)	8	(4)	(840)
Product mix	2,292	(2,325)	33	—
Total increase in interest and fee income	$5,730	$3,169	$109	$9,008

The $9.0 million increase in interest and fee income during the six months ended June 30, 2021, from the prior-year period was driven by growth in our average net finance receivables and improved credit performance across the portfolio, which resulted in fewer loans in non-accrual status and fewer interest accrual reversals. These benefits were partially offset by the intended product mix shift toward large loans and the portfolio composition shift toward higher credit quality customers with lower interest rates due to the use of enhanced credit standards during the pandemic.

Insurance Income, Net. Insurance income, net increased $3.0 million, or 22.4%, to $16.6 million during the six months ended June 30, 2021, from $13.6 million during the prior-year period. Annualized insurance income, net represented 3.0% and 2.5% of average net finance receivables during the six months ended June 30, 2021 and the prior-year period, respectively. During both the six months ended June 30, 2021 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the six months ended June 30, 2021 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Six Months Ended
In thousands	YTD 21	YTD 20	YoY $ B(W)	YoY % B(W)
Earned premiums	$24,474	$20,665	$3,809	18.4%
Claims, reserves, and certain direct expenses	(7,833)	(7,066)	(767)	(10.9)%
Insurance income, net	$16,641	$13,599	$3,042	22.4%

Earned premiums increased by $3.8 million and claims, reserves, and certain direct expenses increased by $0.8 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to adjusted pricing. The increase in claims, reserves, and certain direct expenses compared to the prior-year period was primarily due to a $1.7 million increase in insurance claims expense, partially offset by a $1.2 million decrease in reserves for insurance claims during the six months ended June 30, 2021.

Other Income. Other income decreased $0.6 million, or 10.8%, to $4.7 million during the six months ended June 30, 2021, from $5.3 million during the prior-year period, primarily due to a $0.9 million decrease in late charges and extension fee income as a result of record low delinquency, offset by a $0.5 million increase in commissions earned from the sale of our auto club product.

Provision for Credit Losses. Our provision for credit losses decreased $45.1 million, or 58.6%, to $31.9 million during the six months ended June 30, 2021, from $77.0 million during the prior-year period. The decrease was due to a decrease in the provision of $30.3 million and a decrease in net credit losses of $14.8 million compared to the prior-year period.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	Allowance for Credit Losses for the Six Months Ended
In thousands	YTD 21	YTD 20
Beginning balance	$150,000	$62,200
Impact of CECL adoption	—	60,100
COVID-19 reserve build (release)	(12,900)	33,400
Other	2,300	(13,700)
Ending balance	$139,400	$142,000
Allowance for credit losses as a percentage of net finance receivables	11.8%	13.9%

Our methodology to estimate expected credit losses utilized macroeconomic forecasts as of June 30, 2021, which incorporated the potential impact that the COVID-19 pandemic could have on the economy. Our forecast utilized economic projections from a major rating service and considered several macroeconomic stress scenarios, with our final forecast assuming unemployment of under 8% at the end of 2021. The macroeconomic scenario was adjusted for the potential benefits of the American Rescue Plan Act signed into law in March 2021. As of June 30, 2021, our allowance for credit losses included $17.5 million of reserves related to the economic impact of COVID-19. The allowance for credit losses included a net build of $2.3 million related to portfolio growth and a base reserve release of $13.7 million related to portfolio liquidation during the six months ended June 30, 2021 and 2020, respectively.

Net Credit Losses. Net credit losses decreased $14.8 million, or 25.8%, to $42.5 million during the six months ended June 30, 2021, from $57.3 million during the prior-year period. The decrease was primarily due to historically low delinquency levels. Annualized net credit losses as a percentage of average net finance receivables were 7.6% during the six months ended June 30, 2021, compared to 10.6% during the prior-year period.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables improved to 3.6% as of June 30, 2021, from 4.8% as of June 30, 2020. Our credit performance continues to be strong as a result of the quality and adaptability of our underwriting criteria and the bridge provided by government stimulus.

General and Administrative Expenses. Our general and administrative expenses, comprising expenses for personnel, occupancy, marketing, and other expenses, increased $4.5 million, or 5.1%, to $92.2 million during the six months ended June 30, 2021, from $87.8 million during the prior-year period. Our operating expense ratio increased to 16.4% during the six months ended June 30, 2021, from 16.2% during the prior-year period. The six months ended June 30, 2021, included investment in digital and technological capabilities of $2.5 million, and a $4.3 million increase in marketing expenses to support our growth initiatives. The six months ended June 30, 2020, included non-operating expenses of $3.1 million of executive transition costs and $0.7 million of system outage costs. These expenses impacted our operating expense ratio by 120 basis points and 70 basis points for the six months ended June 30, 2021, and the prior-year period, respectively. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $0.8 million, or 1.5%, to $57.2 million during the six months ended June 30, 2021, from $56.4 million during the prior-year period. Incentive costs increased $3.6 million and labor expense increased $0.8 million compared to the prior-year period, offset by a decrease in executive transition costs of $2.5 million. Additionally, capitalized loan origination costs, which reduce personnel expenses, increased by $0.9 million compared to the prior-year period due to an increase in net loans originated. Stay-at-home policies related to COVID-19 in the prior-year period reduced loan demand.

Occupancy. Occupancy expenses increased $0.8 million, or 6.9%, to $11.6 million during the six months ended June 30, 2021, from $10.8 million during the prior-year period. The increase was primarily due to an increase in COVID-19 enhanced sanitation efforts.

Marketing. Marketing expenses increased $4.4 million, or 139.6%, to $7.5 million during the six months ended June 30, 2021, from $3.1 million during the prior-year period. The increase was primarily due to increased activity in our direct mail campaigns and digital marketing to support growth and abnormally low marketing spend in the prior-year period. At the onset of the pandemic in April 2020, we temporarily paused direct mail and digital marketing aimed at customer acquisition. We expect an increased level of marketing spend in the second half of 2021.

Other Expenses. Other expenses decreased $1.5 million, or 8.6%, to $15.9 million during the six months ended June 30, 2021, from $17.4 million during the prior-year period. The decrease was primarily due to a $1.7 million decrease in professional services and a $1.5 million decrease in collections and travel expenses related to the impacts of the COVID-19 pandemic, offset by our increased investment in digital and technological capabilities of $1.8 million.

Interest Expense. Interest expense decreased $4.4 million, or 22.6%, to $14.9 million during the six months ended June 30, 2021, from $19.3 million during the prior-year period. The decrease was primarily due to a decrease in our average cost of debt. The annualized average cost of our total debt decreased 1.26% to 3.88% during the six months ended June 30, 2021, from 5.14% during the prior-year period, primarily reflecting the lower rate environment.

Income Taxes. Income taxes increased $11.9 million, or 1,721.3%, to $12.6 million during the six months ended June 30, 2021, from $0.7 million during the prior-year period. The increase was primarily due to a $56.5 million increase in pre-tax income compared to the prior-year period. Our effective tax rates were 21.7% and 37.7% for the six months ended June 30, 2021 and the prior-year period, respectively. The six months ended June 30, 2021, was impacted by tax benefits from the exercise and vesting of share-based awards and amended state tax returns. The effective tax rate for the prior-year period was impacted by the margin tax in Texas that is based on gross income, rather than net income, and non-deductible executive compensation (including executive transition costs) under Internal Revenue Code Section 162(m) that is not correlated to income before taxes.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We are continuing to seek ways to diversify our funding sources. We had a funded debt-to-equity ratio (debt divided by total stockholders’ equity) of 3.1 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 23.4% as of June 30, 2021.

We believe that cash flow from our operations and borrowings under our debt facilities will be adequate to fund our business for the next twelve months, including initial operating losses of new branches and finance receivable growth of new and existing branches.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving period maturities of our securitizations and warehouse credit facilities (each as described below) range from October 2021 to February 2024. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Stock Repurchase and Dividends.

In October 2020, we announced that our Board had authorized a stock repurchase program, allowing for the repurchase of up to $30.0 million of our outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately and extended through October 22, 2022. In May 2021, we completed this stock repurchase program.

In May 2021, we announced that our Board had authorized a new stock repurchase program, allowing for the repurchase of up to $30.0 million of our outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately and extends through April 29, 2023. As of June 30, 2021, we had repurchased 344 thousand shares of common stock at a total cost of $16.0 million. See Note 12, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for information regarding an increase in the amount authorized under the stock repurchase program following the end of the quarter.

The Board may in its discretion declare and pay cash dividends on our common stock. In February 2021, we announced that the Board declared a quarterly cash dividend of $0.20 per share. The dividend was paid on March 12, 2021, to shareholders of record at the close of business on February 23, 2021. In May 2021, we announced that the Board declared a quarterly cash dividend of $0.25 per share. The dividend was paid on June 15, 2021, to shareholders of record at the close of business on May 26, 2021. The declaration, amount, and payment of any future cash dividends on shares of our common stock will be at the discretion of the

Board. See Note 12, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for information regarding the declaration of a cash dividend following the end of the quarter.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2021 was $85.7 million, compared to $84.1 million provided by operating activities during the prior-year period, a net increase of $1.5 million. The increase was primarily due to the growth in our average net finance receivables.

Investing Activities. Investing activities consist of originations and purchases of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities was $87.3 million, compared to $48.8 million provided by investing activities during the prior year period, a net decrease of $136.0 million from the prior-year period. The decrease in cash provided was primarily due to increased net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities during the six months ended June 30, 2021 was $35.8 million, compared to $125.9 million used in financing activities during the prior-year period, a net increase of $161.7 million. The increase in cash provided was the result of a $208.5 million increase in net advances on debt instruments, offset by an increase in the repurchase of common stock of $34.0 million, an increase in cash dividends of $4.7 million, an increase in payments for debt issuance costs of $4.2 million, and a $3.9 million increase in taxes paid.

Financing Arrangements.

Senior Revolving Credit Facility. In September 2019, we amended and restated our senior revolving credit facility to, among other things, extend the maturity of the facility from June 2020 to September 2022 and increase the availability under the facility from $638 million to $640 million. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (84% of eligible secured finance receivables, 79% of eligible unsecured finance receivables, and 59% of eligible delinquent renewals as of June 30, 2021). As of June 30, 2021, we had $195.4 million of available liquidity under the facility and held $6.1 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The one-month LIBOR rate was 0.10% and 0.14% at June 30, 2021 and December 31, 2020, respectively. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. We pay an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility.

Our debt under the senior revolving credit facility was $144.5 million as of June 30, 2021. In advance of its September 2022 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Variable Interest Entity Debt. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions, including securitizations. The debt arrangements described below are issued by our wholly-owned, bankruptcy-remote SPEs, which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. We are considered to be the primary beneficiary because we have (i) power over the significant activities through our role as servicer of the finance receivables under each debt arrangement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through our interest in the monthly residual cash flows of the SPEs.

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $77.4 million and $46.6 million as of June 30, 2021 and December 31, 2020, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation.

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

RMR II Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR II, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to, among other things, extend the date at which the facility converts to an amortizing loan and the termination date to March 2023 and March 2024, respectively, decrease the total facility from $125 million to $75 million, increase the cap on facility advances from 80% to 83% of eligible finance receivables, and increase the rate at which borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.35% (2.15% prior to the April 2021 amendment). The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. The three-month LIBOR was 0.15% and 0.24% at June 30, 2021 and December 31, 2020, respectively. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. The RMR II revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. As of June 30, 2021, our debt under the credit facility was $44.4 million.

RMR IV Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR IV, entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility converts to an amortizing loan in April 2023 and terminates in April 2024. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to one-month LIBOR, plus a margin of 2.35%. The one-month LIBOR was 0.10% at June 30, 2021. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. The RMR IV revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. As of June 30, 2021, our debt under the credit facility was $67.4 million.

RMR V Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR V, entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. The facility converts to an amortizing loan in October 2022 and terminates in October 2023. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.20%. The commercial paper rate was 0.15% at June 30, 2021. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. As of June 30, 2021, our debt under the credit facility was $37.4 million.

RMIT 2019-1 Securitization. In October 2019, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2019-1, completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2019-1. The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.17%. Prior to maturity in November 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period. As of June 30, 2021, our debt under the securitization was $130.2 million.

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

No payments of principal of the notes will be made during the revolving period. As of June 30, 2021, our debt under the securitization was $180.2 million.

RMIT 2021-1 Securitization. In February 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-1, completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at a weighted-average rate of 2.08%. Prior to maturity in March 2031, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period. As of June 30, 2021, our debt under the securitization was $248.9 million.

See Note 12, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding the completion of a private offering and sale of $200.0 million of asset-backed notes following the end of the fiscal quarter.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. At June 30, 2021, we were in compliance with all debt covenants.

We expect that the LIBOR reference rate will be phased out by June 2023. Our senior revolving credit facility, RMR II revolving warehouse credit facility, and RMR IV revolving warehouse credit facility each use LIBOR as a benchmark in determining the cost of funds borrowed. These credit facilities provide for a process to transition from LIBOR to a new benchmark, if necessary. We plan to continue to work with our banking partners to modify our credit agreements to contemplate the cessation of the LIBOR reference rate. We will also continue to work to identify a replacement rate to LIBOR and look to adjust the pricing structure of our facilities as needed.

Restricted Cash Reserve Accounts.

RMR II Revolving Warehouse Credit Facility. The credit agreement governing the RMR II revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of June 30, 2021, the warehouse facility cash reserve requirement totaled $0.6 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $7.0 million as of June 30, 2021.

RMR IV Revolving Warehouse Credit Facility. The credit agreement governing the RMR IV revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of June 30, 2021, the warehouse facility cash reserve requirement totaled $0.8 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $6.1 million as of June 30, 2021.

RMR V Revolving Warehouse Credit Facility. The credit agreement governing the RMR V revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of June 30, 2021, the warehouse facility cash reserve requirement totaled $0.5 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $4.4 million as of June 30, 2021.

RMIT 2019-1 Securitization. As required under the transaction documents governing the RMIT 2019-1 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $14.0 million as of June 30, 2021.

RMIT 2020-1 Securitization. As required under the transaction documents governing the RMIT 2020-1 securitization, we deposited $1.9 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $18.4 million as of June 30, 2021.

RMIT 2021-1 Securitization. As required under the transaction documents governing the RMIT 2021-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $27.5 million as of June 30, 2021.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of June 30, 2021, cash reserves for reinsurance were $14.7 million.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of June 30, 2021, the interest rates on 65.6% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and three revolving warehouse credit facilities. At June 30, 2021, the balances and key terms of the credit facilities were as follows:

Revolving Credit Facility	Balance (in thousands)	Interest Payment Frequency	Rate Type	Floor	Margin	Current Market Rate
Senior	$144,531	Monthly	1-mo LIBOR	1.00%	3.00%	0.10%
RMR II Warehouse	44,444	Monthly	3-mo LIBOR	0.25%	2.35%	0.15%
RMR IV Warehouse	67,407	Monthly	1-mo LIBOR	None	2.35%	0.10%
RMR V Warehouse	37,383	Monthly	Conduit	None	2.20%	0.15%
Total	$293,765

We have purchased interest rate caps to manage the risk associated with an aggregate notional $450.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR and reimburse us for the difference when the one-month LIBOR exceeds the strike rate. The following is a summary of the Company’s interest rate caps as of June 30, 2021:

			Notional Amount
Execution Date	Maturity Date	Strike Rate	(in thousands)
03/2020	03/2023	1.75%	$100,000
08/2020	08/2023	0.50%	50,000
09/2020	10/2023	0.50%	100,000
11/2020	11/2023	0.25%	50,000
02/2021	02/2024	0.25%	50,000
03/2021	03/2024	0.25%	50,000
06/2021	06/2024	0.25%	50,000
Total notional amount			$450,000

Effective interest rates for borrowings under the senior revolving credit facility and the revolving warehouse credit facilities were 5.57% and 3.39%, respectively, for the six months ended June 30, 2021, including, in each case, an unused line fee. Based on the LIBOR rates and the outstanding balances at June 30, 2021, an increase of 100 basis points in LIBOR rates would result in approximately $1.6 million of increased interest expense on an annual basis, in the aggregate, under these LIBOR-based borrowings. Our interest rate cap coverage at June 30, 2021 would reduce this increased expense by approximately $2.6 million on an annual basis.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Although a portion of our home office workforce continues to work remotely due to the COVID-19 pandemic, this has not materially affected our internal control over financial reporting. We continue to monitor and assess the COVID-19 situation to minimize the potential impacts, if any, it may have on the design and operating effectiveness of our internal control over financial reporting.

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
•

any failure by the bank that issues and processes our convenience checks to properly process the convenience checks could limit the ability of a recipient to cash the check and enter into a loan with us;

•	customers may opt out of direct mail solicitations and solicitations based on their credit file or may otherwise prohibit us from soliciting them; and
•	postal rates and production costs may continue to rise.

We have been notified by the bank that issues our convenience checks that it intends to exit the business. We are in the process of transitioning check issuers; however, there can be no assurance that we can fully and timely transition such services. Any delay in such transition or disruption in the convenience check services we receive from our bank partner could have an adverse impact on our business.

In the future, we could experience one or more of these issues associated with our direct mail strategy. Any increase in the use of convenience checks will further increase our exposure to, and the magnitude of, these risks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the Company’s repurchase of its common stock during the three months ended June 30, 2021.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted- Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
April 1, 2021 – April 30, 2021	161,479	37.49	161,479	$122,590
May 1, 2021 – May 31, 2021	174,910	44.35	174,910	$22,364,980
June 1, 2021 – June 30, 2021	172,582	48.47	172,582	$14,000,009
Total	508,971	$43.57	508,971

* On October 29, 2020, we announced that our Board had authorized a $30.0 million stock repurchase program. In May 2021, we completed the repurchase program after purchasing approximately 952 thousand shares of common stock pursuant to the program.

On May 4, 2021, we announced that our Board had authorized a new $30.0 million stock repurchase program. The authorization was effective immediately and extends through April 29, 2023. Stock repurchases under the stock repurchase program may be made in the open market at prevailing market prices, through privately negotiated transactions, or through other structures in accordance with applicable federal securities laws, at times and in amounts as management deems appropriate. The timing and the amount of any common stock repurchases will be determined by our management based on their evaluation of market conditions, our liquidity needs, legal and contractual requirements and restrictions (including covenants in our credit agreements), share price, and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice. We intend to fund the program with a combination of cash and debt. See Note 12, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for information regarding an increase in the amount authorized under the stock repurchase program following the end of the quarter.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.1	Second Amended and Restated Credit Agreement, dated April 14, 2021 by and among Regional Management Corp., Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders and agents from time to time parties thereto, Wells Fargo Bank, National Association, as account bank and backup servicer, and Credit Suisse AG, New York Branch, as administration agent, structuring and syndication agent.		8-K	001-35477	10.1	4/20/2021

10.2	Credit Agreement, dated April 19, 2021 by and among Regional Management Receivables IV, LLC, as borrower, Regional Management Corp., as servicer, the lenders and agents from time to time parties thereto, Wells Fargo Bank, National Association as account bank and backup servicer and Wells Fargo Bank, National Association as administration agent.		8-K	001-35477	10.2	4/20/2021

10.3	Credit Agreement, dated April 28, 2021 by and among Regional Management Receivables V, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, Wells Fargo Bank, National Association as account bank and backup servicer and JPMorgan Chase Bank, N.A. as administration agent.		8-K	001-35477	10.1	4/29/2021

10.4	Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective May 20, 2021)		8-K	001-35477	10.1	5/21/2021

10.5	Summary of Non-Employee Director Compensation Program	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: August 3, 2021	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)