Form 10-Q
period 2021-09-30
Regional Management Corp.
filed 2021-11-04
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of November 3, 2021, the registrant had outstanding 9,911,784 shares of Common Stock, $0.10 par value.

ITEM 1.	FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	September 30, 2021
	(Unaudited)	December 31, 2020
Assets
Cash	$8,146	$8,052
Net finance receivables	1,314,233	1,136,259
Unearned insurance premiums	(44,142)	(34,545)
Allowance for credit losses	(150,100)	(150,000)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,119,991	951,714
Restricted cash	103,999	63,824
Lease assets	28,891	27,116
Deferred tax assets, net	12,535	14,121
Property and equipment	12,495	14,008
Intangible assets	9,184	8,689
Other assets	18,317	16,332
Total assets	$1,313,558	$1,103,856
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$978,803	$768,909
Unamortized debt issuance costs	(10,110)	(6,661)
Net debt	968,693	762,248
Accounts payable and accrued expenses	36,114	40,284
Lease liabilities	31,285	29,201
Total liabilities	1,036,092	831,733
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,177 shares issued and 10,007 shares outstanding at September 30, 2021 and 13,851 shares issued and 10,932 shares outstanding at December 31, 2020)	1,418	1,385
Additional paid-in capital	106,319	105,483
Retained earnings	287,825	227,343
Treasury stock (4,170 shares at September 30, 2021 and 2,919 shares at December 31, 2020)	(118,096)	(62,088)
Total stockholders’ equity	277,466	272,123
Total liabilities and stockholders’ equity	$1,313,558	$1,103,856

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$315	$236
Net finance receivables	854,036	483,674
Allowance for credit losses	(92,964)	(59,046)
Restricted cash	86,297	51,849
Other assets	134	5
Total assets	$847,818	$476,718
Liabilities
Net debt	$838,711	$477,822
Accounts payable and accrued expenses	108	87
Total liabilities	$838,819	$477,909

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Interest and fee income	$99,355	$81,306	$275,427	$248,370
Insurance income, net	9,418	6,861	26,059	20,460
Other income	2,687	2,371	7,381	7,632
Total revenue	111,460	90,538	308,867	276,462

Expenses
Provision for credit losses	26,096	22,089	58,007	99,110

Personnel	29,299	26,207	86,520	82,581
Occupancy	6,027	5,893	17,615	16,728
Marketing	2,488	3,249	9,974	6,373
Other	9,936	8,405	25,873	25,840
Total general and administrative expenses	47,750	43,754	139,982	131,522

Interest expense	8,816	9,300	23,752	28,596
Income before income taxes	28,798	15,395	87,126	17,234
Income taxes	6,577	4,157	19,217	4,851

Net income	$22,221	$11,238	$67,909	$12,383
Net income per common share:
Basic	$2.25	$1.02	$6.66	$1.13
Diluted	$2.11	$1.01	$6.29	$1.11
Weighted-average common shares outstanding:
Basic	9,861	10,977	10,199	10,945
Diluted	10,544	11,092	10,800	11,117

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, June 30, 2021	14,141	$1,414	$105,509	$268,172	$(96,112)	$278,983
Cash dividends	—	—	—	(2,568)	—	(2,568)
Issuance of restricted stock awards	9	1	(1)	—	—	—
Exercise of stock options	65	7	—	—	—	7
Repurchase of common stock	—	—	—	—	(21,984)	(21,984)
Shares withheld related to net share settlement	(38)	(4)	(1,106)	—	—	(1,110)
Share-based compensation	—	—	1,836	—	—	1,836
Short-swing profit disgorgement	—	—	81	—	—	81
Net income	—	—	—	22,221	—	22,221
Balance, September 30, 2021	14,177	$1,418	$106,319	$287,825	$(118,096)	$277,466

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, June 30, 2020	13,727	$1,373	$104,530	$204,052	$(50,074)	$259,881
Issuance of restricted stock awards	97	9	(9)	—	—	—
Shares withheld related to net share settlement	(3)	—	(48)	—	—	(48)
Share-based compensation	—	—	1,393	—	—	1,393
Net income	—	—	—	11,238	—	11,238
Balance, September 30, 2020	13,821	$1,382	$105,866	$215,290	$(50,074)	$272,464

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2020	13,851	$1,385	$105,483	$227,343	$(62,088)	$272,123
Cash dividends	—	—	—	(7,427)	—	(7,427)
Issuance of restricted stock awards	203	20	(20)	—	—	—
Exercise of stock options	415	42	—	—	—	42
Repurchase of common stock	—	—	—	—	(56,008)	(56,008)
Shares withheld related to net share settlement	(292)	(29)	(4,490)	—	—	(4,519)
Share-based compensation	—	—	5,265	—	—	5,265
Short-swing profit disgorgement	—	—	81	—	—	81
Net income	—	—	—	67,909	—	67,909
Balance, September 30, 2021	14,177	$1,418	$106,319	$287,825	$(118,096)	$277,466

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2019	13,497	$1,350	$102,678	$248,829	$(50,074)	$302,783
Cumulative effect of accounting standard adoption	—	—	—	(45,922)	—	(45,922)
Issuance of restricted stock awards	351	35	(35)	—	—	—
Exercise of stock options	22	2	—	—	—	2
Shares withheld related to net share settlement	(49)	(5)	(644)	—	—	(649)
Share-based compensation	—	—	3,867	—	—	3,867
Net income	—	—	—	12,383	—	12,383
Balance, September 30, 2020	13,821	$1,382	$105,866	$215,290	$(50,074)	$272,464

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$67,909	$12,383
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	58,007	99,110
Depreciation and amortization	8,466	9,428
Loss on disposal of property and equipment	8	155
Share-based compensation	5,265	3,867
Fair value adjustment on interest rate caps	(491)	181
Deferred income taxes, net	1,586	(8,164)
Changes in operating assets and liabilities:
Increase in lease assets	(1,775)	(1,417)
Increase in other assets	(1,492)	(7,447)
Increase (decrease) in accounts payable and accrued expenses	(3,541)	15,534
Increase in lease liabilities	2,083	1,513
Net cash provided by operating activities	136,025	125,143
Cash flows from investing activities:
Net originations of finance receivables	(226,285)	(2,128)
Purchase of intangible assets	(2,247)	(865)
Purchase of property and equipment	(1,960)	(3,564)
Proceeds from disposal of property and equipment	—	2
Net cash used in investing activities	(230,492)	(6,555)
Cash flows from financing activities:
Net payments on senior revolving credit facility	(155,128)	(122,318)
Net advances (payments) on revolving warehouse credit facilities	46,263	(15,629)
Net advances on securitizations	318,759	29,868
Payments for debt issuance costs	(6,738)	(3,139)
Taxes paid related to net share settlement of equity awards	(5,333)	(1,286)
Short-swing profit disgorgement	81	—
Cash dividends	(7,160)	—
Repurchase of common stock	(56,008)	—
Net cash provided by (used in) financing activities	134,736	(112,504)
Net change in cash and restricted cash	40,269	6,084
Cash and restricted cash at beginning of period	71,876	56,427
Cash and restricted cash at end of period	$112,145	$62,511
Supplemental cash flow and non-cash information:
Interest paid	$21,165	$24,869
Income taxes paid	$23,083	$4,632
Operating leases paid	$6,387	$6,167
Non-cash lease assets and liabilities acquired	$7,328	$7,002
Non-cash dividends payable	$267	$—

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash	$8,146	$8,052	$4,292	$2,263
Restricted cash	103,999	63,824	58,219	54,164
Total cash and restricted cash	$112,145	$71,876	$62,511	$56,427

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile purchase loans, but ceased such originations in November 2017. As of September 30, 2021, the Company operated 372 branch locations under the name “Regional Finance” in 13 states across the United States.

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

The SPEs’ debt arrangements are structured to provide credit enhancements to the lenders and investors, which may include overcollateralization, subordination of interests, excess spread, and reserve funds. These enhancements, along with the isolated finance receivables pools, increase the creditworthiness of the SPEs above that of the Company as a whole. This increases the marketability of the Company’s collateral for borrowing purposes, leading to more favorable borrowing terms, improved interest rate risk management, and additional flexibility to grow the business.

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

Finance receivable origination fees and costs: Non-refundable fees received and direct costs (personnel and digital loan origination costs) incurred for the origination of finance receivables are deferred and recognized to interest income over their contractual lives using the constant yield method. Unamortized amounts are recognized in interest income at the time that finance receivables are paid in full, renewed, or charged off.

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

In thousands	September 30, 2021	December 31, 2020
Small loans	$419,602	$403,062
Large loans	882,514	715,210
Automobile loans	1,757	3,889
Retail loans	10,360	14,098
Net finance receivables	$1,314,233	$1,136,259

Net finance receivables included net deferred origination fees and costs of $12.7 million and $12.6 million as of September 30, 2021 and December 31, 2020, respectively.

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

Net finance receivables by product, FICO band, and origination year as of September 30, 2021 are as follows:

	Net Finance Receivables by Origination Year
In thousands	2021 (1)	2020	2019	2018	2017	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$61,379	$19,124	$3,946	$356	$57	$13	$84,875
2	38,862	10,041	1,471	79	13	3	50,469
3	41,821	10,924	1,420	58	6	1	54,230
4	45,943	11,916	1,338	61	9	3	59,270
5	46,176	14,275	1,320	39	2	1	61,813
6	77,233	29,386	2,282	37	5	2	108,945
Total small loans	$311,414	$95,666	$11,777	$630	$92	$23	$419,602
Large Loans:
FICO Band
1	$33,140	$25,015	$12,933	$3,554	$1,353	$583	$76,578
2	33,815	17,377	6,421	915	166	110	58,804
3	84,068	34,859	15,600	2,208	276	49	137,060
4	101,488	44,787	19,907	2,472	312	29	168,995
5	96,468	43,664	18,653	2,645	289	22	161,741
6	169,591	74,697	30,066	4,556	378	48	279,336
Total large loans	$518,570	$240,399	$103,580	$16,350	$2,774	$841	$882,514
Automobile Loans:
FICO Band
1	$—	$—	$—	$—	$478	$247	$725
2	—	—	—	—	178	119	297
3	—	—	—	—	292	99	391
4	—	—	—	—	110	39	149
5	—	—	—	—	34	63	97
6	—	—	—	—	67	31	98
Total automobile loans	$—	$—	$—	$—	$1,159	$598	$1,757
Retail Loans:
FICO Band
1	$22	$186	$323	$45	$2	$4	$582
2	34	116	237	29	1	1	418
3	721	452	239	35	6	4	1,457
4	1,217	1,063	517	115	5	2	2,919
5	1,091	844	483	96	9	1	2,524
6	1,078	864	440	73	3	2	2,460
Total retail loans	$4,163	$3,525	$2,239	$393	$26	$14	$10,360
Total Loans:
FICO Band
1	$94,541	$44,325	$17,202	$3,955	$1,890	$847	$162,760
2	72,711	27,534	8,129	1,023	358	233	109,988
3	126,610	46,235	17,259	2,301	580	153	193,138
4	148,648	57,766	21,762	2,648	436	73	231,333
5	143,735	58,783	20,456	2,780	334	87	226,175
6	247,902	104,947	32,788	4,666	453	83	390,839
Total loans	$834,147	$339,590	$117,596	$17,373	$4,051	$1,476	$1,314,233

(1)	Includes loans originated during the nine months ended September 30, 2021.

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	September 30, 2021
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$355,777	84.7%	$791,046	89.6%	$1,223	69.6%	$8,429	81.4%	$1,156,475	88.0%
1 to 29 days past due	35,897	8.6%	58,945	6.7%	391	22.3%	1,244	12.0%	96,477	7.3%
Delinquent accounts
30 to 59 days	8,791	2.1%	11,130	1.3%	75	4.2%	166	1.6%	20,162	1.6%
60 to 89 days	6,991	1.7%	7,906	0.9%	21	1.2%	157	1.5%	15,075	1.1%
90 to 119 days	5,390	1.3%	5,636	0.6%	38	2.2%	138	1.3%	11,202	0.9%
120 to 149 days	3,760	0.9%	4,310	0.5%	5	0.3%	101	1.0%	8,176	0.6%
150 to 179 days	2,996	0.7%	3,541	0.4%	4	0.2%	125	1.2%	6,666	0.5%
Total delinquency	$27,928	6.7%	$32,523	3.7%	$143	8.1%	$687	6.6%	$61,281	4.7%
Total net finance receivables	$419,602	100.0%	$882,514	100.0%	$1,757	100.0%	$10,360	100.0%	$1,314,233	100.0%
Net finance receivables in nonaccrual status	$13,884	3.3%	$16,612	1.9%	$83	4.7%	$452	4.4%	$31,031	2.4%

	December 31, 2020
	Small		Large		Automobile		Retail		Total
In thousands	$	%	$	%	$	%	$	%	$	%
Current	$342,744	85.0%	$633,806	88.6%	$2,729	70.2%	$11,188	79.3%	$990,467	87.2%
1 to 29 days past due	32,615	8.1%	50,145	7.0%	864	22.2%	1,718	12.2%	85,342	7.5%
Delinquent accounts
30 to 59 days	8,195	2.1%	9,808	1.4%	49	1.2%	329	2.3%	18,381	1.6%
60 to 89 days	6,907	1.7%	7,639	1.1%	119	3.1%	290	2.1%	14,955	1.3%
90 to 119 days	4,866	1.2%	5,407	0.8%	29	0.7%	194	1.4%	10,496	0.9%
120 to 149 days	4,193	1.0%	4,648	0.6%	37	1.0%	207	1.5%	9,085	0.8%
150 to 179 days	3,542	0.9%	3,757	0.5%	62	1.6%	172	1.2%	7,533	0.7%
Total delinquency	$27,703	6.9%	$31,259	4.4%	$296	7.6%	$1,192	8.5%	$60,450	5.3%
Total net finance receivables	$403,062	100.0%	$715,210	100.0%	$3,889	100.0%	$14,098	100.0%	$1,136,259	100.0%
Net finance receivables in nonaccrual status	$14,617	3.6%	$16,683	2.3%	$216	5.6%	$723	5.1%	$32,239	2.8%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended September 30, 2021 and 2020, the Company reversed $1.8 million and $2.3 million of accrued interest as a reduction of interest and fee income, respectively. The Company reversed $6.5 million and $8.5 million of accrued interest as reductions of interest and fee income for the nine months ended September 30, 2021 and 2020, respectively.

The following table illustrates the impacts to the allowance for credit losses for the periods indicated:

	Three Months Ended (Unaudited)
In thousands	September 30, 2021	September 30, 2020
Beginning balance	$139,400	$142,000
COVID-19 reserve release	(2,000)	(1,500)
General reserve build due to portfolio change	12,700	3,500
Ending balance	$150,100	$144,000
Allowance for credit losses as a percentage of net finance receivables	11.4%	13.6%

	Nine Months Ended (Unaudited)
In thousands	September 30, 2021	September 30, 2020
Beginning balance	$150,000	$62,200
Impact of CECL adoption	—	60,100
COVID-19 reserve build (release)	(14,900)	31,900
General reserve build (release) due to portfolio change	15,000	(10,200)
Ending balance	$150,100	$144,000
Allowance for credit losses as a percentage of net finance receivables	11.4%	13.6%

The Company adopted CECL accounting on January 1, 2020, and increased the allowance for credit losses from $62.2 million, or 5.5% of net finance receivables, to $122.3 million, or 10.8% of net finance receivables.

During the three months ended September 30, 2021 and 2020, the allowance for credit losses included net builds of $12.7 million and $3.5 million related to portfolio growth, respectively. The allowance for credit losses included a net build of $15.0 million related to portfolio growth and a net release of $10.2 million related to portfolio liquidation during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the allowance for credit losses included $15.5 million of reserves related to the expected economic impact of the COVID-19 pandemic. The Company ran several macroeconomic stress scenarios, and its final forecast assumes unemployment rate of 7% at the end of 2021.

The following is a reconciliation of the allowance for credit losses by product for the three and nine months ended September 30, 2021 and 2020:

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at July 1, 2021	$51,578	$85,649	$455	$1,718	$139,400
Provision for credit losses	13,936	12,195	(101)	66	26,096
Credit losses	(8,190)	(7,897)	(62)	(232)	(16,381)
Recoveries	462	475	27	21	985
Ending balance at September 30, 2021	$57,786	$90,422	$319	$1,573	$150,100
Net finance receivables at September 30, 2021	$419,602	$882,514	$1,757	$10,360	$1,314,233
Allowance as percentage of net finance receivables at September 30, 2021	13.8%	10.2%	18.2%	15.2%	11.4%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at July 1, 2020	$58,205	$79,305	$1,160	$3,330	$142,000
Provision for credit losses	9,662	12,507	(102)	22	22,089
Credit losses	(11,549)	(9,331)	(85)	(409)	(21,374)
Recoveries	698	521	22	44	1,285
Ending balance at September 30, 2020	$57,016	$83,002	$995	$2,987	$144,000
Net finance receivables at September 30, 2020	$382,785	$655,932	$4,892	$15,945	$1,059,554
Allowance as percentage of net finance receivables at September 30, 2020	14.9%	12.7%	20.3%	18.7%	13.6%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2021	$59,410	$87,275	$783	$2,532	$150,000
Provision for credit losses	26,905	31,378	(292)	16	58,007
Credit losses	(29,918)	(29,769)	(234)	(1,038)	(60,959)
Recoveries	1,389	1,538	62	63	3,052
Ending balance at September 30, 2021	$57,786	$90,422	$319	$1,573	$150,100
Net finance receivables at September 30, 2021	$419,602	$882,514	$1,757	$10,360	$1,314,233
Allowance as percentage of net finance receivables at September 30, 2021	13.8%	10.2%	18.2%	15.2%	11.4%

In thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2020	$30,588	$29,148	$820	$1,644	$62,200
Impact of CECL adoption	24,185	33,550	599	1,766	60,100
Provision for credit losses	45,729	51,774	10	1,597	99,110
Credit losses	(45,497)	(32,986)	(511)	(2,134)	(81,128)
Recoveries	2,011	1,516	77	114	3,718
Ending balance at September 30, 2020	$57,016	$83,002	$995	$2,987	$144,000
Net finance receivables at September 30, 2020	$382,785	$655,932	$4,892	$15,945	$1,059,554
Allowance as percentage of net finance receivables at September 30, 2020	14.9%	12.7%	20.3%	18.7%	13.6%

The Company classifies a loan as a TDR finance receivable when the Company modifies a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grants a concession that it would not otherwise consider.

The amount of TDR net finance receivables and the related TDR allowance for credit losses for the periods indicated are as follows:

	September 30, 2021		September 30, 2020
In thousands	TDR Net Finance Receivables	TDR Allowance for Credit Losses	TDR Net Finance Receivables	TDR Allowance for Credit Losses
Small loans	$3,564	$1,411	$6,006	$2,403
Large loans	13,201	4,154	16,446	5,775
Automobile loans	189	61	352	158
Retail loans	63	20	79	35
Total	$17,017	$5,646	$22,883	$8,371

The following tables provide the number and amount of net finance receivables modified and classified as TDRs during the periods presented:

	Three Months Ended
	September 30, 2021		September 30, 2020
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	511	$1,008	683	$2,183
Large loans	450	2,524	431	1,359
Automobile loans	—	—	—	—
Retail loans	1	2	6	19
Total	962	$3,534	1,120	$3,561

	Nine Months Ended
	September 30, 2021		September 30, 2020
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	1,879	$3,548	3,372	$10,353
Large loans	1,533	8,032	2,184	6,821
Automobile loans	2	13	1	3
Retail loans	6	10	26	96
Total	3,420	$11,603	5,583	$17,273

(1)	Represents the post-modification net finance receivables balance of loans that have been modified during the period and resulted in a TDR.

The following tables provide the number of accounts and balance of finance receivables that subsequently defaulted within the periods indicated (that were modified as a TDR in the preceding 12 months). The Company defines payment default as 90 days past due for this disclosure. The respective amounts and activity for the periods indicated are as follows:

	Three Months Ended
	September 30, 2021		September 30, 2020
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	286	$539	342	$619
Large loans	214	1,100	214	1,045
Automobile loans	—	—	—	—
Retail loans	2	4	3	3
Total	502	$1,643	559	$1,667

	Nine Months Ended
	September 30, 2021		September 30, 2020
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	692	$1,263	1,506	$2,675
Large loans	484	2,472	908	4,551
Automobile loans	1	10	—	—
Retail loans	5	9	31	54
Total	1,182	$3,754	2,445	$7,280

(1) Only includes defaults occurring within 12 months of a loan being designated as a TDR. Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Note 4. Interest Rate Caps

The Company has interest rate cap contracts with an aggregate notional principal amount of $450.0 million. Each contract contains a strike rate against the one-month LIBOR (0.08% and 0.14% as of September 30, 2021 and December 31, 2020, respectively). When the one-month LIBOR exceeds the strike rate, the counterparty reimburses the Company for the excess over the strike rate. No payment is required by the Company or the counterparty when the one-month LIBOR is below the strike rate. The following is a summary of the Company’s interest rate caps as of September 30, 2021:

			Notional Amount
Execution Date	Maturity Date	Strike Rate	(in thousands)
03/2020	03/2023	1.75%	$100,000
08/2020	08/2023	0.50%	50,000
09/2020	10/2023	0.50%	100,000
11/2020	11/2023	0.25%	50,000
02/2021	02/2024	0.25%	50,000
03/2021	03/2024	0.25%	50,000
06/2021	06/2024	0.25%	50,000
Total notional amount			$450,000

The following is a summary of changes in fair value of the interest rate caps (included in other assets) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2021	2020	2021	2020
Balance at beginning of period	$2,027	$52	$265	$—
Purchases	—	280	987	394
Fair value adjustment included as an (increase) decrease in interest expense	(284)	(119)	491	(181)
Balance at end of period	$1,743	$213	$1,743	$213

Note 5. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	September 30, 2021			December 31, 2020
In thousands	Debt	Unamortized Debt Issuance Costs	Net Debt	Debt	Unamortized Debt Issuance Costs	Net Debt
Senior revolving credit facility	$130,985	$(1,003)	$129,982	$286,113	$(1,687)	$284,426
RMR II revolving warehouse credit facility	23,060	(1,547)	21,513	42,061	(1,486)	40,575
RMR IV revolving warehouse credit facility	23,613	(588)	23,025	—	—	—
RMR V revolving warehouse credit facility	41,651	(571)	41,080	—	—	—
RMIT 2018-2 securitization	—	—	—	130,349	—	130,349
RMIT 2019-1 securitization	130,172	(643)	129,529	130,172	(1,216)	128,956
RMIT 2020-1 securitization	180,214	(1,648)	178,566	180,214	(2,272)	177,942
RMIT 2021-1 securitization	248,916	(2,041)	246,875	—	—	—
RMIT 2021-2 securitization	200,192	(2,069)	198,123	—	—	—
Total	$978,803	$(10,110)	$968,693	$768,909	$(6,661)	$762,248
Unused amount of revolving credit facilities (subject to borrowing base)	$721,632			$438,082

Senior Revolving Credit Facility: In September 2019, the Company amended and restated its senior revolving credit facility to, among other things, extend the maturity of the facility from June 2020 to September 2022 and increase the availability under the facility from $638 million to $640 million. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals as of September 30, 2021). As of September 30, 2021, the Company had $185.9 million of available liquidity under the facility and held $8.1 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The effective interest rate was 4.07% at September 30, 2021. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. The Company pays an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $77.1 million and $46.6 million as of September 30, 2021 and December 31, 2020, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation.

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

RMR II Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to, among other things, extend the date at which the facility converts to an amortizing loan and the termination date to March 2023 and March 2024, respectively, decrease the total facility from $125 million to $75 million, increase the cap on facility advances from 80% to 83% of eligible finance receivables, and increase the rate at which borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.35% (2.15% prior to the April 2021 amendment). The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. RMR II held $0.3 million in restricted cash reserves as of September 30, 2021 to satisfy provisions of the credit agreement. The effective interest rate was 2.63% at September 30, 2021. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. The RMR II revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances.

RMR IV Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables IV, LLC (“RMR IV”), entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility converts to an amortizing loan in April 2023 and terminates in April 2024. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables. RMR IV held $0.3 million in restricted cash reserves as of September 30, 2021 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to one-month LIBOR, plus a margin of 2.35%. The effective interest rate was 2.46% at September 30, 2021. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. The RMR IV revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances.

RMR V Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables V, LLC (“RMR V”), entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. The facility converts to an amortizing loan in October 2022 and terminates in October 2023. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. RMR V held $0.5 million in restricted cash reserves as of September 30, 2021 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.20%. The effective interest rate was 2.38% at September 30, 2021. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility.

RMIT 2019-1 Securitization: In October 2019, the Company, its wholly-owned SPE, Regional Management Receivables III (“RMR III”), and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2019-1 (“RMIT 2019-1”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2019-1. The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. RMIT 2019-1 held $1.4 million in restricted cash reserves as of September 30, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at an effective interest rate of 3.21% as of September 30, 2021. Prior to maturity in November 2028, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period.

RMIT 2020-1 Securitization: In September 2020, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of September 30, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.89% as of September 30, 2021. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-1 Securitization: In February 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-1 (“RMIT 2021-1”), completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. RMIT 2021-1 held $2.6 million in restricted cash reserves as of September 30, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.10% as of September 30, 2021. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-2 Securitization: In July 2021, the Company, its wholly-owned SPE, RMR III, and its indirect wholly-owned SPE, Regional Management Issuance Trust 2021-2 (“RMIT 2021-2”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. RMIT 2021-2 held $2.1 million in restricted cash reserves as of September 30, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.32% as of September 30, 2021. Prior to maturity in August 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period.

See Note 12, “Subsequent Events” for information regarding the completion of a private offering and sale of $125 million of asset-backed notes following the end of the quarter.

The carrying amounts of consolidated VIE assets and liabilities are as follows:

In thousands	September 30, 2021	December 31, 2020
Assets
Cash	$315	$236
Net finance receivables	854,036	483,674
Allowance for credit losses	(92,964)	(59,046)
Restricted cash	86,297	51,849
Other assets	134	5
Total assets	$847,818	$476,718
Liabilities
Net debt	$838,711	$477,822
Accounts payable and accrued expenses	108	87
Total liabilities	$838,819	$477,909

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. At September 30, 2021, the Company was in compliance with all debt covenants.

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

In May 2021, the Company announced that its Board had authorized a new stock repurchase program, allowing for the repurchase of up to $30.0 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately and extends through April 29, 2023. In August 2021, the Company announced that its Board had approved a $20.0 million increase in the amount authorized under the stock repurchase program, from $30.0 million to $50.0 million. The authorization was effective immediately and extends through July 29, 2023.

During the three months ended September 30, 2021, the Company repurchased 0.4 million shares of common stock at a total cost of $22.0 million. During the nine months ended September 30, 2021, the Company repurchased 1.3 million shares of common stock at a total cost of $56.0 million.

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividends declared per common share	$0.25	$—	$0.70	$—

See Note 12, “Subsequent Events,” for information regarding the Company’s cash dividend following the end of the fiscal quarter.

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

Certain of the Company’s assets estimated fair value are classified and disclosed in one of the following three categories:

Level 1 –  Quoted market prices in active markets for identical assets or liabilities.

Level 2 –  Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 –  Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are estimated at fair value. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	September 30, 2021		December 31, 2020
In thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$8,146	$8,146	$8,052	$8,052
Restricted cash	103,999	103,999	63,824	63,824
Level 2 inputs
Interest rate caps	1,743	1,743	265	265
Level 3 inputs
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,119,991	1,214,400	951,714	1,032,558
Liabilities
Level 3 inputs
Debt	978,803	970,752	768,909	767,185

Note 8. Income Taxes

The Company records interim provisions for income taxes based on an estimated annual effective tax rate. The Company recognizes discrete tax benefits or deficiencies in the income tax line of the consolidated statements of income. These discrete benefits or deficiencies are primarily the result of exercises or vestings of share-based awards.

The following tables summarize the components of income taxes for the periods indicated:

	Three Months Ended
	September 30,
In thousands	2021	2020
Provision for corporate taxes	$7,129	$4,137
Discrete tax (benefits) deficiencies	(552)	20
Total income taxes	$6,577	$4,157

	Nine Months Ended
	September 30,
In thousands	2021	2020
Provision for corporate taxes	$21,710	$4,699
Discrete tax (benefits) deficiencies	(2,493)	152
Total income taxes	$19,217	$4,851

Note 9. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2021	2020	2021	2020
Numerator:
Net income	$22,221	$11,238	$67,909	$12,383
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,861	10,977	10,199	10,945
Effect of dilutive securities	683	115	601	172
Weighted-average shares adjusted for dilutive securities	10,544	11,092	10,800	11,117
Earnings per share:
Basic	$2.25	$1.02	$6.66	$1.13
Diluted	$2.11	$1.01	$6.29	$1.11

Options to purchase 12 thousand and 0.6 million shares of common stock were outstanding during the three and nine months ended September 30, 2021 and 2020, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 10. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on each of April 27, 2017 and May 20, 2021, the stockholders of the Company re-approved the 2015 Plan, as amended and restated on each respective date. As of September 30, 2021, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 2.6 million shares (such amount reflecting an increase of 1.05 million additional or “new” shares in connection with the May 20, 2021 re-approval of the 2015 Plan) plus (ii) any shares remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, plus (iii) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of September 30, 2021, there were 1.2 million shares available for grant under the 2015 Plan.

For the three months ended September 30, 2021 and 2020, the Company recorded share-based compensation expense of $1.8 million and $1.4 million, respectively. The Company recorded $5.3 million and $3.9 million in share-based compensation for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, unrecognized share-based compensation expense to be recognized over future periods approximated $11.0 million. This amount will be recognized as expense over a weighted-average period of 1.9 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

Long-term incentive program: The Company issues non-qualified stock options, performance-contingent restricted stock units (“RSUs”), cash-settled performance units (“CSPUs”), and restricted stock awards (“RSAs”) to certain members of senior management under a long-term incentive program (“LTIP”). The CSPUs are cash incentive awards, and the associated expense is not based on the market price of the Company’s common stock. Recurring annual grants are made at the discretion of the Board. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSUs and CSPUs that may be earned can range from 0% to 150% of target based on the percentile ranking of the Company’s compound annual growth rate of net income and basic earnings per share (for the 2019 LTIP) or the percentile ranking of the Company’s compound annual growth rate of pre-provision net income and pre-provision net income per share (for the 2020 LTIP and 2021 LTIP), in each case compared to a public company peer group over a three-year performance period.

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

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Nine Months Ended September 30,
	2021	2020
Expected volatility	47.83%	44.99%
Expected dividends	2.63%	0.00%
Expected term (in years)	6.0	6.0
Risk-free rate	0.64%	0.70%

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

The following table summarizes the stock option activity for the nine months ended September 30, 2021:

In thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	908	$19.73
Granted	137	30.44
Exercised	(415)	19.73
Forfeited	—	—
Expired	(3)	16.30
Options outstanding at September 30, 2021	627	$22.09	6.6	$22,622
Options exercisable at September 30, 2021	371	$19.47	5.0	$14,355

The following table provides additional stock option information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2021	2020	2021	2020
Weighted-average grant date fair value per share	$—	$6.82	$10.52	$7.56
Intrinsic value of options exercised	$2,634	$—	$10,026	$219
Fair value of stock options that vested	$8	$33	$8	$385

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the nine months ended September 30, 2021:

In thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2021	124	$21.89
Granted (target)	45	30.22
Achieved performance adjustment (1)	2	28.25
Vested	(42)	28.25
Forfeited	—	—
Non-vested units at September 30, 2021	129	$22.84
(1)	The 2018 LTIP RSUs were earned and vested at 105.6% of target, as described in greater detail in the Company’s definitive proxy statement filed with the SEC on April 16, 2021.

The following table provides additional RSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per unit amounts	2021	2020	2021	2020
Weighted-average grant date fair value per unit	$—	$—	$30.22	$15.86
Fair value of RSUs that vested	$—	$—	$1,199	$1,314

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

The following table summarizes RSA activity during the nine months ended September 30, 2021:

In thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2021	266	$19.34
Granted	175	33.19
Vested	(72)	17.15
Forfeited	(14)	23.60
Non-vested shares at September 30, 2021	355	$26.44

The following table provides additional RSA information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share amounts	2021	2020	2021	2020
Weighted-average grant date fair value per share	$53.61	$17.65	$33.19	$18.79
Fair value of RSAs that vested	$179	$235	$1,231	$1,356

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

Note 12. Subsequent Events

RMIT 2021-3 Securitization: In October 2021, the Company, its wholly-owned SPE, RMR III, and its indirect wholly-owned SPE, Regional Management Issuance Trust 2021-3 (“RMIT 2021-3”), completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at a fixed rate of 3.875%. Prior to maturity in October 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period.

Quarterly cash dividend: In November 2021, the Company announced that the Board declared a quarterly cash dividend of $0.25 per share. The dividend will be paid on December 15, 2021 to shareholders of record at the close of business on November 24, 2021. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (which was filed with the SEC on February 25, 2021), our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 (which was filed with the SEC on May 6, 2021), our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 (which was filed with the SEC on August 3, 2021), and this Quarterly Report on Form 10-Q. The COVID-19 pandemic may also magnify many of these risks and uncertainties. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. We operate under the name “Regional Finance” in 372 branch locations in 13 states across the United States, serving 435,800 active accounts as of September 30, 2021. We assessed our legacy branch network for clear opportunities to consolidate operations into larger branches within close geographic proximity. As a result, we closed 31 branches in October and November 2021. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of September 30, 2021, we had 257.0 thousand small installment loans outstanding, representing $419.6 million in net finance receivables. This included 127.8 thousand small loan convenience checks, representing $184.0 million in net finance receivables.

•

Large Loans (>$2,500) – As of September 30, 2021, we had 171.3 thousand large installment loans outstanding, representing $882.5 million in net finance receivables. This included 13.0 thousand large loan convenience checks, representing $39.6 million in net finance receivables.

•	Retail Loans – As of September 30, 2021, we had 7.1 thousand retail purchase loans outstanding, representing $10.4 million in net finance receivables.
•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

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

Impact of COVID-19 Pandemic on Outlook

The COVID-19 pandemic has resulted in economic disruption and uncertainty. At the beginning of the pandemic, during the second quarter of 2020, we experienced a decrease in demand. Since that time, our loan growth has steadily increased. As of September 30, 2021, our net finance receivables were $1.3 billion, $254.7 million higher than the prior-year period. Future consumer demand remains subject to the uncertainty around the extent and duration of the pandemic.

As a result of the pandemic, we experienced temporary closure of some branches in the third quarter of 2021 due to company-initiated quarantine measures. However, substantially all of our branches currently remain open, and our centralized operations continue to support our customers and our branch network.

We have employed a data-driven approach to managing our risk throughout the pandemic, which is essential during periods of market volatility. We manage this risk through our custom risk and response scorecards, analysis of early payment activity, and detailed geographic and customer segmentation to ensure that incremental direct mail loan volume is capable of absorbing credit losses at two to three times our historical levels while still providing positive contribution margin.

We proactively adjusted our underwriting criteria at the start of the pandemic in 2020 to adapt to the new environment and have continued to originate loans with appropriately enhanced lending criteria. As we have progressed through the pandemic and acquired additional data, we have continued to update and sharpen our underwriting standards, paying close attention to those geographies and industries that have been most affected by the virus and related economic disruption. As of September 30, 2021, our allowance for loan losses included $15.5 million of reserves related to the expected economic impact of the COVID-19 pandemic. Our contractual delinquency as a percentage of net finance receivables increased to 4.7% as of September 30, 2021, up from the historically low level of 3.6% as of June 30, 2021 and on par with the delinquency experienced as of September 30, 2020. We believe this increase corresponds to the decrease in pandemic-related government stimulus. Going forward, we may experience changes to the macroeconomic assumptions within our forecast and changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. In the third quarter of 2021, we successfully closed a $200 million asset-backed securitization that consisted of the issuance of four classes of fixed-rate asset backed notes with a five-year revolving period. As of September 30, 2021, we had $194.0 million of immediate liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. This represented a $0.6 million improvement in our liquidity position since September 30, 2020. In addition, we had $721.6 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of September 30, 2021. We believe our liquidity position provides us substantial runway to fund our growth initiatives and to support the fundamental operations of our business.

We continue to rely more heavily on online operations for customer access, including remote loan closings. On the digital front, we continue to build and expand upon our end-to-end online and mobile origination capabilities for new and existing customers, along with additional digital servicing functionality. Combined with remote loan closings, we believe that these omni-channel sales and service capabilities will expand the market reach of our branches, increase our average branch receivables, and improve our revenues and operating efficiencies, while at the same time increasing customer satisfaction.

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

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquency levels generally reach their lowest point in the first half of the year and rise in the second half of the year. In addition, the CECL accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of loan portfolio liquidation, and larger provisions for credit losses in periods of loan portfolio growth, compared to prior years. Consequently, we experience seasonal fluctuations in our operating results. However, changes in borrower assistance programs and customer access to external economic stimulus measures related to COVID-19 have impacted our typical seasonal trends for volume and delinquency.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average net finance receivables were $1.2 billion for the first nine months of 2021 and $1.1 billion for the prior-year period. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and our state footprint allows us to increase the number of loans that we are able to service. In April 2021, we opened our first branch in Illinois, our twelfth state, and in September 2021, we opened our first branch in Utah, our thirteenth state. We expect to enter an additional five to seven states by the end of 2022. We assessed our legacy branch network for clear opportunities to consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service. We can add additional branches in states where it is favorable for us to conduct business.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of September 30, 2021, we held seven interest rate cap contracts with an aggregate notional principal amount of $450.0 million.

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

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of September 30, 2021, the restricted cash balance for these cash reserves was $17.7 million. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Other expenses consist primarily of legal, compliance, audit, and consulting costs, as well as non-employee director compensation, amortization of software licenses and implementation costs, electronic payment processing costs, bank service charges, office supplies, software maintenance and support, and credit bureau charges. We frequently experience fluctuations in other expenses as we grow our loan portfolio and expand our market footprint. For a discussion regarding how risks and uncertainties associated with the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part II, Item 1A, “Risk Factors” and the filings referenced therein.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	3Q 21		3Q 20		YTD 21		YTD 20
In thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$99,355	32.0%	$81,306	31.5%	$275,427	31.6%	$248,370	31.0%
Insurance income, net	9,418	3.0%	6,861	2.7%	26,059	3.0%	20,460	2.6%
Other income	2,687	0.9%	2,371	0.9%	7,381	0.8%	7,632	0.9%
Total revenue	111,460	35.9%	90,538	35.1%	308,867	35.4%	276,462	34.5%
Expenses
Provision for credit losses	26,096	8.4%	22,089	8.6%	58,007	6.6%	99,110	12.4%

Personnel	29,299	9.4%	26,207	10.2%	86,520	9.9%	82,581	10.3%
Occupancy	6,027	1.9%	5,893	2.3%	17,615	2.0%	16,728	2.1%
Marketing	2,488	0.8%	3,249	1.3%	9,974	1.1%	6,373	0.8%
Other	9,936	3.3%	8,405	3.2%	25,873	3.0%	25,840	3.2%
Total general and administrative	47,750	15.4%	43,754	17.0%	139,982	16.0%	131,522	16.4%

Interest expense	8,816	2.8%	9,300	3.5%	23,752	2.8%	28,596	3.5%
Income before income taxes	28,798	9.3%	15,395	6.0%	87,126	10.0%	17,234	2.2%
Income taxes	6,577	2.1%	4,157	1.6%	19,217	2.2%	4,851	0.7%
Net income	$22,221	7.2%	$11,238	4.4%	$67,909	7.8%	$12,383	1.5%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following table summarizes the quarterly trend of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	3Q 20	4Q 20	1Q 21	2Q 21	3Q 21	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$81,306	$86,845	$87,279	$88,793	$99,355	$10,562	$18,049
Insurance income, net	6,861	7,889	7,985	8,656	9,418	762	2,557
Other income	2,371	2,710	2,467	2,227	2,687	460	316
Total revenue	90,538	97,444	97,731	99,676	111,460	11,784	20,922
Expenses
Provision for credit losses	22,089	24,700	11,362	20,549	26,096	(5,547)	(4,007)

Personnel	26,207	26,979	28,851	28,370	29,299	(929)	(3,092)
Occupancy	5,893	5,900	6,020	5,568	6,027	(459)	(134)
Marketing	3,249	3,984	2,710	4,776	2,488	2,288	761
Other	8,405	7,931	8,262	7,675	9,936	(2,261)	(1,531)
Total general and administrative	43,754	44,794	45,843	46,389	47,750	(1,361)	(3,996)

Interest expense	9,300	9,256	7,135	7,801	8,816	(1,015)	484
Income before income taxes	15,395	18,694	33,391	24,937	28,798	3,861	13,403
Income taxes	4,157	4,347	7,869	4,771	6,577	(1,806)	(2,420)
Net income	$11,238	$14,347	$25,522	$20,166	$22,221	$2,055	$10,983
Net income per common share:
Basic	$1.02	$1.32	$2.42	$1.98	$2.25	$0.27	$1.23
Diluted	$1.01	$1.28	$2.31	$1.87	$2.11	$0.24	$1.10
Weighted-average shares outstanding:
Basic	10,977	10,882	10,543	10,200	9,861	339	1,116
Diluted	11,092	11,228	11,066	10,797	10,544	253	548

Net interest margin	$81,238	$88,188	$90,596	$91,875	$102,644	$10,769	$21,406
Net credit margin	$59,149	$63,488	$79,234	$71,326	$76,548	$5,222	$17,399

	Balance Sheet Quarterly Trend
In thousands	3Q 20	4Q 20	1Q 21	2Q 21	3Q 21	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,037,559	$1,103,856	$1,098,295	$1,191,305	$1,313,558	$122,253	$275,999
Net finance receivables	$1,059,554	$1,136,259	$1,105,603	$1,183,387	$1,314,233	$130,846	$254,679
Allowance for credit losses	$144,000	$150,000	$139,600	$139,400	$150,100	$10,700	$6,100
Debt	$700,139	$768,909	$752,200	$853,067	$978,803	$125,736	$278,664

	Other Key Metrics Quarterly Trend
	3Q 20	4Q 20	1Q 21	2Q 21	3Q 21	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	31.5%	31.9%	31.1%	31.6%	32.0%	0.4%	0.5%
Efficiency ratio (1)	48.3%	46.0%	46.9%	46.5%	42.8%	(3.7)%	(5.5)%
Operating expense ratio (2)	17.0%	16.4%	16.3%	16.5%	15.4%	(1.1)%	(1.6)%
30+ contractual delinquency	4.7%	5.3%	4.3%	3.6%	4.7%	1.1%	—
Net credit loss ratio (3)	7.8%	6.9%	7.7%	7.4%	5.0%	(2.4)%	(2.8)%
Book value per share	$24.03	$24.89	$26.28	$26.93	$27.73	$0.80	$3.70

(1) Annualized general and administrative expenses as a percentage of total revenue.

(2) Annualized general and administrative expenses as a percentage of average net finance receivables.

(3) Annualized net credit losses as a percentage of average net finance receivables.

Comparison of September 30, 2021, Versus September 30, 2020

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $36.8 million, 9.6%, to $419.6 million at September 30, 2021, from $382.8 million at September 30, 2020. The increase was the result of new growth initiatives, improved customer loan demand, and increased marketing, offset by the general transition of small loan customers to large loans.

•

Large Loans (>$2,500) – Large loans outstanding increased by $226.6 million, or 34.5%, to $882.5 million at September 30, 2021, from $655.9 million at September 30, 2020. The increase was due to new growth initiatives, improved customer loan demand, increased marketing, and the transition of small loan customers to large loans.

•

Automobile Loans – Automobile loans outstanding decreased by $3.1 million, or 64.1%, to $1.8 million at September 30, 2021, from $4.9 million at September 30, 2020. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio.

•	Retail Loans – Retail loans outstanding decreased $5.6 million, or 35.0%, to $10.4 million at September 30, 2021, from $15.9 million at September 30, 2020.
	Net Finance Receivables by Product
In thousands	3Q 21	3Q 20	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$419,602	$382,785	$36,817	9.6%
Large loans	882,514	655,932	226,582	34.5%
Total core loans	1,302,116	1,038,717	263,399	25.4%
Automobile loans	1,757	4,892	(3,135)	(64.1)%
Retail loans	10,360	15,945	(5,585)	(35.0)%
Total net finance receivables	$1,314,233	$1,059,554	$254,679	24.0%
Number of branches at period end	372	368	4	1.1%
Average net finance receivables per branch	$3,533	$2,879	$654	22.7%

Comparison of the Three Months Ended September 30, 2021, Versus the Three Months Ended September 30, 2020

Net Income. Net income increased $11.0 million, or 97.7%, resulting in net income of $22.2 million during the three months ended September 30, 2021, from $11.2 million during the prior-year period. The increase was due to an increase in revenue of $20.9 million and a decrease in interest expense of $0.5 million, offset by an increase in provision for credit losses of $4.0 million, an increase in general and administrative expenses of $4.0 million, and an increase in income taxes of $2.4 million.

Revenue. Total revenue increased $20.9 million, or 23.1%, to $111.5 million during the three months ended September 30, 2021, from $90.5 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $18.0 million, or 22.2%, to $99.4 million during the three months ended September 30, 2021, from $81.3 million during the prior-year period. The increase was primarily due to a 20.3% increase in average net finance receivables and a 0.5% increase in annualized average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Three Months Ended			Average Yields for the Three Months Ended (Annualized)
In thousands	3Q 21	3Q 20	YoY % Inc (Dec)	3Q 21	3Q 20	YoY % Inc (Dec)
Small loans	$394,888	$377,390	4.6%	38.9%	37.7%	1.2%
Large loans	834,470	632,106	32.0%	28.9%	28.3%	0.6%
Automobile loans	2,036	5,492	(62.9)%	13.4%	13.5%	(0.1)%
Retail loans	10,291	17,145	(40.0)%	18.8%	18.9%	(0.1)%
Total interest and fee yield	$1,241,685	$1,032,133	20.3%	32.0%	31.5%	0.5%

Small and large loan yields increased 1.2% and 0.6%, respectively, compared to the prior-year period primarily due to improved credit performance across the portfolio as a result of tightened underwriting during the pandemic, and our overall mix shift towards higher credit quality customers, resulting in fewer loans in non-accrual status and fewer interest accrual reversals.

Total interest and fee yield during the three months ended September 30, 2021 included a 0.1% impact related to the incremental amortization of digital loan origination costs.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which could reduce our total interest and fee yield.

We continue to originate new loans with enhanced lending criteria. Demand for our loan products has continued to recover as total originations increased to $420.7 million during the three months ended September 30, 2021, from $312.5 million during the prior-year period. The following tables represent the principal balance of loans originated and refinanced:

	Loans Originated for the Three Months Ended
In thousands	2Q 20	3Q 20	4Q 20	1Q 21	2Q 21	3Q 21
Loans originated	$174,202	$312,518	$363,986	$234,846	$377,727	$420,658
Year-over-year change	(50.8)%	(11.6)%	—	1.0%	116.8%	34.6%

	Loans Originated for the Three Months Ended
In thousands	3Q 21	3Q 20	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$173,390	$147,882	$25,508	17.2%
Large loans	245,062	162,804	82,258	50.5%
Retail loans	2,206	1,832	374	20.4%
Total loans originated	$420,658	$312,518	$108,140	34.6%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 3Q 21 Compared to 3Q 20 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$1,651	$1,116	$52	$2,819
Large loans	14,309	1,033	331	15,673
Automobile loans	(117)	(3)	2	(118)
Retail loans	(323)	(3)	1	(325)
Product mix	987	(862)	(125)	—
Total increase in interest and fee income	$16,507	$1,281	$261	$18,049

The $18.0 million increase in interest and fee income during the three months ended September 30, 2021 from the prior-year period, was driven by growth in our average net finance receivables and improved credit performance across the portfolio, which resulted in fewer loans in non-accrual status and fewer interest accrual reversals. These benefits were partially offset by the intended product mix shift toward large loans and the portfolio composition shift toward higher credit quality customers with lower interest rates due to the use of enhanced credit standards during the pandemic.

Insurance Income, Net. Insurance income, net increased $2.6 million, or 37.3%, to $9.4 million during the three months ended September 30, 2021, from $6.9 million during the prior-year period. During both the three months ended September 30, 2021 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the three months ended September 30, 2021 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Three Months Ended
In thousands	3Q 21	3Q 20	YoY $ B(W)	YoY % B(W)
Earned premiums	$13,902	$10,574	$3,328	31.5%
Claims, reserves, and certain direct expenses	(4,484)	(3,713)	(771)	(20.8)%
Insurance income, net	$9,418	$6,861	$2,557	37.3%

Earned premiums increased by $3.3 million and claims, reserves, and certain direct expenses increased by $0.8 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to loan growth and adjusted pricing. The increase in claims, reserves, and certain direct expenses compared to the prior-year period was primarily due to a $0.6 million increase in reserves for expected insurance claims during the three months ended September 30, 2021.

Other Income. Other income increased $0.3 million, or 13.3%, to $2.7 million during the three months ended September 30, 2021, from $2.4 million during the prior-year period, primarily due to a $0.2 million increase in commissions earned from the sale of our auto club product.

Provision for Credit Losses. Our provision for credit losses increased $4.0 million, or 18.1%, to $26.1 million during the three months ended September 30, 2021, from $22.1 million during the prior-year period. The increase was due to an increase in the allowance for credit losses of $8.7 million, offset by a decrease in net credit losses of $4.7 million compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	Allowance for Credit Losses for the Three Months Ended
In thousands	3Q 21	3Q 20
Beginning balance	$139,400	$142,000
COVID-19 reserve release	(2,000)	(1,500)
General reserve build due to portfolio change	12,700	3,500
Ending balance	$150,100	$144,000
Allowance for credit losses as a percentage of net finance receivables	11.4%	13.6%

Our methodology to estimate expected credit losses utilized macroeconomic forecasts as of September 30, 2021, which incorporated the potential impact that the COVID-19 pandemic could have on the economy. Our forecast utilized economic projections from a major rating service and considered several macroeconomic stress scenarios, with our final forecast assuming unemployment of 7% at the end of 2021. As of September 30, 2021, our allowance for credit losses included $15.5 million of reserves related to the expected economic impact of the COVID-19 pandemic. During the three months ended September 30, 2021 and the prior-year period, the allowance for credit losses included net builds of $12.7 million and $3.5 million, respectively, related to portfolio growth.

Net Credit Losses. Net credit losses decreased $4.7 million, or 23.4%, to $15.4 million during the three months ended September 30, 2021, from $20.1 million during the prior-year period. The decrease was primarily due to historically low delinquency levels. Annualized net credit losses as a percentage of average net finance receivables were 5.0% during the three months ended September 30, 2021, compared to 7.8% during the prior-year period.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables remained consistent at 4.7% as of September 30, 2021, compared to the prior-year period. Our credit performance continues to be strong due to the quality and adaptability of our underwriting criteria.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
In thousands	3Q 21		3Q 20
Current	$1,156,475	88.0%	$929,778	87.8%
1 to 29 days past due	96,477	7.3%	79,838	7.5%
Delinquent accounts:
30 to 59 days	20,162	1.6%	16,105	1.5%
60 to 89 days	15,075	1.1%	11,014	1.0%
90 to 119 days	11,202	0.9%	8,375	0.8%
120 to 149 days	8,176	0.6%	7,967	0.8%
150 to 179 days	6,666	0.5%	6,477	0.6%
Total contractual delinquency	$61,281	4.7%	$49,938	4.7%
Total net finance receivables	$1,314,233	100.0%	$1,059,554	100.0%

	Contractual Delinquency by Product
In thousands	3Q 21		3Q 20
Small loans	$27,928	6.7%	$22,904	6.0%
Large loans	32,523	3.7%	25,489	3.9%
Automobile loans	143	8.1%	337	6.9%
Retail loans	687	6.6%	1,208	7.6%
Total contractual delinquency	$61,281	4.7%	$49,938	4.7%

General and Administrative Expenses. Our general and administrative expenses increased $4.0 million, or 9.1%, to $47.8 million during the three months ended September 30, 2021, from $43.8 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $3.1 million, or 11.8%, to $29.3 million during the three months ended September 30, 2021, from $26.2 million during the prior-year period. We had several offsetting increases and decreases in personnel expenses during the three months ended September 30, 2021. Incentive costs and labor expenses increased $2.5 million and $1.9 million, respectively, compared to the prior-year period. Additionally, the three months ended September 30, 2021 included branch optimization costs of $0.3 million. Capitalized loan origination costs, which reduce personnel expenses, increased by $0.6 million compared to the prior-year period due to an increase in loans originated. Additionally, in the three months ended September 30, 2020, we incurred $0.8 million of non-operating severance expense related to workforce actions.

Occupancy. Occupancy expenses increased $0.1 million, or 2.3%, to $6.0 million during the three months ended September 30, 2021, from $5.9 million during the prior-year period. The increase was due to branch optimization costs of $0.5 million. The increase was offset by expenses in the prior-year period related to an improvement to our technology infrastructure capabilities of $0.3 million.

Marketing. Marketing expenses decreased $0.8 million, or 23.4%, to $2.5 million during the three months ended September 30, 2021, from $3.2 million during the prior-year period. The decrease was primarily due to incremental deferrals associated with digital loan origination costs of $1.5 million, offset by increased activity in our direct mail campaigns and digital marketing of $0.7 million to support growth.

Other Expenses. Other expenses increased $1.5 million, or 18.2%, to $9.9 million during the three months ended September 30, 2021, from $8.4 million during the prior-year period. The increase was primarily due to a $0.7 million increase in our investment in digital and technological capabilities, a $0.3 million increase in professional services, and a $0.2 million increase in travel expenses compared to the prior-year period.

Operating Expense Ratio. Our annualized operating expense ratio decreased by 1.6% to 15.4% during the three months ended September 30, 2021 from 17.0% during the prior-year period. The three months ended September 30, 2021 included a ratio decrease of 0.5% related to incremental deferrals associated with digital loan origination costs of $1.5 million, partially offset by a ratio increase of 0.2% related to branch optimization expenses of $0.7 million. The prior-year period included a ratio increase of 0.3% related to severance expense from workforce actions of $0.8 million.

Interest Expense. Interest expense decreased $0.5 million, or 5.2%, to $8.8 million during the three months ended September 30, 2021, from $9.3 million during the prior-year period. The decrease was primarily due to a decrease in our average cost of debt. The annualized average cost of our total debt decreased 1.58% to 3.90% during the three months ended September 30, 2021, from 5.48% during the prior-year period, primarily reflecting the lower rate environment.

Income Taxes. Income taxes increased $2.4 million, or 58.2%, to $6.6 million during the three months ended September 30, 2021, from $4.2 million during the prior-year period. The increase was primarily due to a $13.4 million increase in income before income taxes compared to the prior-year period. Our effective tax rates were 22.8% and 27.0% for the three months ended September 30, 2021 and the prior-year period, respectively. The effective tax rate for the prior-year period was impacted by the margin tax in Texas that was based on gross income, rather than net income, and non-deductible executive compensation (including executive transition costs) under Internal Revenue Code Section 162(m) that was not correlated to income before taxes.

Comparison of the Nine Months Ended September 30, 2021, Versus the Nine Months Ended September 30, 2020

Net Income. Net income increased $55.5 million, or 448.4%, resulting in net income of $67.9 million during the nine months ended September 30, 2021, from $12.4 million during the prior-year period. The increase was due to an increase in revenue of $32.4 million, a decrease in provision for credit losses of $41.1 million, and a decrease in interest expense of $4.8 million, offset by an increase in general and administrative expenses of $8.5 million and an increase in income taxes of $14.4 million.

Revenue. Total revenue increased $32.4 million, or 11.7%, to $308.9 million during the nine months ended September 30, 2021, from $276.5 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $27.1 million, or 10.9%, to $275.4 million during the nine months ended September 30, 2021, from $248.4 million during the prior-year period. The increase was primarily due to an 8.9% increase in average net finance receivables and a 0.6% increase in annualized average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Nine Months Ended			Average Yields for the Nine Months Ended (Annualized)
In thousands	YTD 21	YTD 20	YoY % Inc (Dec)	YTD 21	YTD 20	YoY % Inc (Dec)
Small loans	$383,208	$413,051	(7.2)%	38.2%	36.9%	1.3%
Large loans	766,087	628,173	22.0%	28.5%	27.7%	0.8%
Automobile loans	2,716	6,971	(61.0)%	13.0%	13.9%	(0.9)%
Retail loans	11,537	20,094	(42.6)%	18.2%	18.2%	—
Total interest and fee yield	$1,163,548	$1,068,289	8.9%	31.6%	31.0%	0.6%

Small loan and large loan yields increased 1.3% and 0.8%, respectively, compared to the prior-year period primarily due to improved credit performance across the portfolio as a result of government stimulus, tightened underwriting during the pandemic, and our overall mix shift towards higher credit quality customers, resulting in fewer loans in non-accrual status and fewer interest accrual reversals.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which could reduce our total interest and fee yield.

We continue to originate new loans with enhanced lending criteria. Demand for our loan products has continued to recover as total originations increased to $1.0 billion during the nine months ended September 30, 2021, from $0.7 billion during the prior-year period. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Nine Months Ended
In thousands	YTD 21	YTD 20	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$426,715	$351,764	$74,951	21.3%
Large loans	600,871	360,215	240,656	66.8%
Retail loans	5,645	7,312	(1,667)	(22.8)%
Total loans originated	$1,033,231	$719,291	$313,940	43.6%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD 21 Compared to YTD 20 Increase (Decrease)
In thousands	Volume	Rate	Volume & Rate	Net
Small loans	$(8,257)	$4,180	$(302)	$(4,379)
Large loans	28,677	3,599	790	33,066
Automobile loans	(445)	(49)	30	(464)
Retail loans	(1,169)	4	(1)	(1,166)
Product mix	3,341	(3,226)	(115)	—
Total increase in interest and fee income	$22,147	$4,508	$402	$27,057

The $27.1 million increase in interest and fee income during the nine months ended September 30, 2021, from the prior-year period was driven by growth in our average net finance receivables and improved credit performance across the portfolio, which resulted in fewer loans in non-accrual status and fewer interest accrual reversals. These benefits were partially offset by the intended product mix shift toward large loans and the portfolio composition shift toward higher credit quality customers with lower interest rates due to the use of enhanced credit standards during the pandemic.

Insurance Income, Net. Insurance income, net increased $5.6 million, or 27.4%, to $26.1 million during the nine months ended September 30, 2021, from $20.5 million during the prior-year period. During both the nine months ended September 30, 2021 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the nine months ended September 30, 2021 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Nine Months Ended
In thousands	YTD 21	YTD 20	YoY $ B(W)	YoY % B(W)
Earned premiums	$38,376	$31,239	$7,137	22.8%
Claims, reserves, and certain direct expenses	(12,317)	(10,779)	(1,538)	(14.3)%
Insurance income, net	$26,059	$20,460	$5,599	27.4%

Earned premiums increased by $7.1 million and claims, reserves, and certain direct expenses increased by $1.5 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to loan grown and adjusted pricing. The increase in claims, reserves, and certain direct expenses compared to the prior-year period was primarily due to increases in insurance claims expense and ceding fees of $1.7 million and $0.3 million, respectively, offset by a $0.7 million decrease in reserves for expected insurance claims during the nine months ended September 30, 2021.

Other Income. Other income decreased $0.3 million, or 3.3%, to $7.4 million during the nine months ended September 30, 2021, from $7.6 million during the prior-year period, primarily due to a $0.8 million decrease in late charges and extension fee income as a result of historically low delinquency levels, offset by a $0.7 million increase in commissions earned from the sale of our auto club product.

Provision for Credit Losses. Our provision for credit losses decreased $41.1 million, or 41.5%, to $58.0 million during the nine months ended September 30, 2021, from $99.1 million during the prior-year period. The decrease was due to a decrease in the allowance for credit losses of $21.6 million and a decrease in net credit losses of $19.5 million compared to the prior-year period.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	Allowance for Credit Losses for the Nine Months Ended
In thousands	YTD 21	YTD 20
Beginning balance	$150,000	$62,200
Impact of CECL adoption	—	60,100
COVID-19 reserve build (release)	(14,900)	31,900
General reserve build (release) due to portfolio change	15,000	(10,200)
Ending balance	$150,100	$144,000
Allowance for credit losses as a percentage of net finance receivables	11.4%	13.6%

Our methodology to estimate expected credit losses utilized macroeconomic forecasts as of September 30, 2021, which incorporated the potential impact that the COVID-19 pandemic could have on the economy. Our forecast utilized economic projections from a major rating service and considered several macroeconomic stress scenarios, with our final forecast assuming unemployment of 7% at the end of 2021. As of September 30, 2021 our allowance for credit losses included $15.5 million of reserves related to the expected economic impact of the COVID-19 pandemic. The allowance for credit losses included a net build of $15.0 million related to portfolio growth and a net release of $10.2 million related to portfolio liquidation during the nine months ended September 30, 2021 and the prior-year period, respectively.

Net Credit Losses. Net credit losses decreased $19.5 million, or 25.2%, to $57.9 million during the nine months ended September 30, 2021, from $77.4 million during the prior-year period. The decrease was primarily due to historically low delinquency levels. Annualized net credit losses as a percentage of average net finance receivables were 6.6% during the nine months ended September 30, 2021, compared to 9.7% during the prior-year period.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables remained consistent at 4.7% as of September 30, 2021 compared to the prior-year period. Our credit performance continues to be strong due to the quality and adaptability of our underwriting criteria.

General and Administrative Expenses. Our general and administrative expenses increased $8.5 million, or 6.4%, to $140.0 million during the nine months ended September 30, 2021, from $131.5 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $3.9 million, or 4.8%, to $86.5 million during the nine months ended September 30, 2021, from $82.6 million during the prior-year period. We had several offsetting increases and decreases in personnel expenses during the nine months ended September 30, 2021. Incentive costs and labor expense increased $6.1 million and $2.7 million, respectively, compared to the prior-year period, and the nine months ended September 30, 2021 included branch optimization costs of $0.3 million. Capitalized loan origination costs, which reduce personnel expenses, increased by $1.5 million compared to the prior-year period due to an increase in loans originated. Additionally, the prior-year period included executive transition costs of $3.0 million and severance expense related to workforce actions of $0.8 million.

Occupancy. Occupancy expenses increased $0.9 million, or 5.3%, to $17.6 million during the nine months ended September 30, 2021, from $16.7 million during the prior-year period. The increase was primarily due to costs related to our branch optimization initiatives of $0.5 million and an increase in COVID-19 enhanced sanitation efforts of $0.3 million.

Marketing. Marketing expenses increased $3.6 million, or 56.5%, to $10.0 million during the nine months ended September 30, 2021, from $6.4 million during the prior-year period. The increase was primarily due to increased activity in our direct mail campaigns and digital marketing to support growth and abnormally low marketing spend in the prior-year period. At the onset of the pandemic in April 2020, we temporarily paused direct mail and digital marketing aimed at customer acquisition, before gradually restarting our marketing campaigns in May 2020.

Other Expenses. Other expenses of $25.9 million during the nine months ended September 30, 2021 were comparable to the $25.8 million incurred during the prior-year period.

Operating Expense Ratio. Our annualized operating expense ratio decreased by 0.4% to 16.0% during the nine months ended September 30, 2021 from 16.4% during the prior-year period. The nine months ended September 30, 2021 included a ratio increase of 0.1% related to branch optimization expenses of $0.7 million. The prior-year period included non-operating expenses of $3.1 million of executive transition costs, severance expense related to workforce actions of $0.8 million, and system outage costs of $0.7 million which increased our operating expense ratio by 0.6% for the nine months ended September 30, 2020.

Interest Expense. Interest expense decreased $4.8 million, or 16.9%, to $23.8 million during the nine months ended September 30, 2021, from $28.6 million during the prior-year period. The decrease was primarily due to a decrease in our average cost of debt. The annualized average cost of our total debt decreased 1.35% to 3.88% during the nine months ended September 30, 2021, from 5.23% during the prior-year period, primarily reflecting the lower rate environment.

Income Taxes. Income taxes increased $14.4 million, or 296.1%, to $19.2 million during the nine months ended September 30, 2021, from $4.9 million during the prior-year period. The increase was primarily due to a $69.9 million increase in income before income taxes compared to the prior-year period. Our effective tax rates were 22.1% and 28.1% for the nine months ended September 30, 2021 and the prior-year period, respectively. The nine months ended September 30, 2021 were impacted by tax benefits from the exercise and vesting of share-based awards and amended state tax returns. The effective tax rate for the prior-year period was impacted by the margin tax in Texas that was based on gross income, rather than net income, and non-deductible executive compensation (including executive transition costs) under Internal Revenue Code Section 162(m) that was not correlated to income before taxes.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We are continuing to seek ways to diversify our funding sources. As of September 30, 2021, we had a funded debt-to-equity ratio (debt divided by total stockholders’ equity) of 3.5 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 21.1%.

We believe that cash flow from our operations and borrowings under our debt facilities will be adequate to fund our business for the next twelve months, including initial operating losses of new branches and finance receivable growth of new and existing branches.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving period maturities of our securitizations and warehouse credit facilities (each as described below) range from October 2021 to July 2026. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

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

In May 2021, we announced that our Board had authorized a new stock repurchase program, allowing for the repurchase of up to $30.0 million of our outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately and extends through April 29, 2023. In August 2021, we announced that our Board had approved a $20.0 million increase in the amount authorized under the stock repurchase program, from $30.0 million to $50.0 million. The authorization was effective immediately and extends through July 29, 2023. During the three months ended September 30, 2021, we repurchased 0.4 million shares of common stock at a total cost of $22.0 million. During the nine months ended September 30, 2021, we repurchased 1.3 million shares of common stock at a total cost of $56.0 million under this stock repurchase program.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for the nine months ended September 30, 2021:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 21	February 10, 2021	February 23, 2021	March 12, 2021	$0.20
2Q 21	May 4, 2021	May 26, 2021	June 15, 2021	$0.25
3Q 21	August 3, 2021	August 25, 2021	September 15, 2021	$0.25
Total				$0.70

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

Cash Flow.

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2021 was $136.0 million, compared to $125.1 million provided by operating activities during the prior-year period, a net increase of $10.9 million. The increase was primarily due to the growth in our average net finance receivables.

Investing Activities. Investing activities consist of originations and purchases of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the nine months ended September 30, 2021 was $230.5 million, compared to $6.6 million used in investing activities during the prior-year period, a net increase in cash used of $223.9 million. The increase in cash used was primarily due to increased originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities during the nine months ended September 30, 2021 was $134.7 million, compared to $112.5 million used in financing activities during the prior-year period, a net increase of $247.2 million. The net increase in cash provided was the result of a $318.0 million increase in net advances on debt instruments, partially offset by an increase in the repurchase of common stock of $56.0 million, an increase in cash dividends of $7.2 million, an increase in taxes paid of $4.0 million, and an increase in payments for debt issuance costs of $3.6 million.

Financing Arrangements.

Senior Revolving Credit Facility. In September 2019, we amended and restated our senior revolving credit facility to, among other things, extend the maturity of the facility from June 2020 to September 2022 and increase the availability under the facility from $638 million to $640 million. The facility has an accordion provision that allows for the expansion of the facility to $650 million. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals (85% of eligible secured finance receivables, 80% of eligible unsecured finance receivables, and 60% of eligible delinquent renewals as of September 30, 2021). As of September 30, 2021 we had $185.9 million of available liquidity under the facility and held $8.1 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 1.00%, plus a 3.00% margin, increasing to 3.25% when the availability percentage is below 10%. The effective interest rate was 4.07% at September 30, 2021. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. We pay an unused line fee between 0.375% and 0.65% based upon the average outstanding balance of the facility.

Our debt under the senior revolving credit facility was $131.0 million as of September 30, 2021. In advance of its September 2022 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $77.1 million and $46.6 million as of September 30, 2021 and December 31, 2020, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation.

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

RMR II Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR II, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to, among other things, extend the date at which the facility converts to an amortizing loan and the termination date to March 2023 and March 2024, respectively, decrease the total facility from $125 million to $75 million, increase the cap on facility advances from 80% to 83% of eligible finance receivables, and increase the rate at which borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.35% (2.15% prior to the April 2021 amendment). The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. The effective interest rate was 2.63% at September 30, 2021. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. The RMR II revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. As of September 30, 2021 our debt under the credit facility was $23.1 million.

RMR IV Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR IV, entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility converts to an amortizing loan in April 2023 and terminates in April 2024. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a blended rate equal to one-month LIBOR, plus a margin of 2.35%. The effective interest rate was 2.46% at September 30, 2021. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. The RMR IV revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. As of September 30, 2021, our debt under the credit facility was $23.6 million.

RMR V Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR V, entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. The facility converts to an amortizing loan in October 2022 and terminates in October 2023. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.20%. The effective interest rate was 2.38% at September 30, 2021. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. As of September 30, 2021, our debt under the credit facility was $41.7 million.

RMIT 2019-1 Securitization. In October 2019, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2019-1, completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2019-1. The notes have a revolving period ending in October 2021, with a final maturity date in November 2028. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at an effective interest rate of 3.21% as of September 30, 2021. Prior to maturity in November 2028, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in November 2021. No payments of principal of the notes will be made during the revolving period. As of September 30, 2021, our debt under the securitization was $130.2 million.

RMIT 2020-1 Securitization. In September 2020, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2020-1, completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.89% as of September 30, 2021. Prior to maturity in October 2030, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period. As of September 30, 2021, our debt under the securitization was $180.2 million.

RMIT 2021-1 Securitization. In February 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-1, completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.10% as of September 30, 2021. Prior to maturity in March 2031, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period. As of September 30, 2021, our debt under the securitization was $248.9 million.

RMIT 2021-2 Securitization. In July 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-2, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.32% as of September 30, 2021. Prior to maturity in August 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period. As of September 30, 2021, our debt under the securitization was $200.2 million.

See Note 12, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding the completion of a private offering and sale of $125 million of asset-backed notes following the end of the fiscal quarter.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. At September 30, 2021, we were in compliance with all debt covenants.

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

Restricted Cash Reserve Accounts.

RMR II Revolving Warehouse Credit Facility. The credit agreement governing the RMR II revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of September 30, 2021, the warehouse facility cash reserve requirement totaled $0.3 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $2.0 million as of September 30, 2021.

RMR IV Revolving Warehouse Credit Facility. The credit agreement governing the RMR IV revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of September 30, 2021, the warehouse facility cash reserve requirement totaled $0.3 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.8 million as of September 30, 2021.

RMR V Revolving Warehouse Credit Facility. The credit agreement governing the RMR V revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of September 30, 2021, the warehouse facility cash reserve requirement totaled $0.5 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $2.7 million as of September 30, 2021.

RMIT 2019-1 Securitization. As required under the transaction documents governing the RMIT 2019-1 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $12.2 million as of September 30, 2021.

RMIT 2020-1 Securitization. As required under the transaction documents governing the RMIT 2020-1 securitization, we deposited $1.9 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $15.7 million as of September 30, 2021.

RMIT 2021-1 Securitization. As required under the transaction documents governing the RMIT 2021-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $23.6 million as of September 30, 2021.

RMIT 2021-2 Securitization. As required under the transaction documents governing the RMIT 2021-2 securitization, we deposited $2.1 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $19.1 million as of September 30, 2021.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of September 30, 2021, cash reserves for reinsurance were $17.7 million.

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

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables either at prevailing market rates or at statutory limits. Our finance receivables are structured on a fixed-rate, fixed-term basis. Accordingly, subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Because our large loans have longer maturities than our small loans and typically renew at a slower rate than our small loans, our reaction time to changes may be affected as our large loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of September 30, 2021, the interest rates on 77.6% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and three revolving warehouse credit facilities. At September 30, 2021, the balances and key terms of the credit facilities were as follows:

Revolving Credit Facility	Balance (in thousands)	Interest Payment Frequency	Rate Type	Floor	Margin	Effective Interest Rate
Senior	$130,985	Monthly	1-mo LIBOR	1.00%	3.00%	4.07%
RMR II Warehouse	23,060	Monthly	3-mo LIBOR	0.25%	2.35%	2.63%
RMR IV Warehouse	23,613	Monthly	1-mo LIBOR	—	2.35%	2.46%
RMR V Warehouse	41,651	Monthly	Conduit	—	2.20%	2.38%
Total	$219,309

We have purchased interest rate caps to manage the risk associated with an aggregate notional $450.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR and reimburse us for the difference when the one-month LIBOR exceeds the strike rate. The following is a summary of the Company’s interest rate caps as of September 30, 2021:

			Notional Amount
Execution Date	Maturity Date	Strike Rate	(in thousands)
03/2020	03/2023	1.75%	$100,000
08/2020	08/2023	0.50%	50,000
09/2020	10/2023	0.50%	100,000
11/2020	11/2023	0.25%	50,000
02/2021	02/2024	0.25%	50,000
03/2021	03/2024	0.25%	50,000
06/2021	06/2024	0.25%	50,000
Total notional amount			$450,000

Based on the underlying rates and the outstanding balances at September 30, 2021, an increase of 100 basis points in the LIBOR and conduit rates of our revolving credit facilities would result in approximately $1.0 million of increased interest expense on an annual basis, in the aggregate, under these borrowings. Our interest rate cap coverage at September 30, 2021 would reduce this increased expense by approximately $2.5 million on an annual basis.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

A significant portion of the growth in our installment loans has been achieved through direct mail campaigns. One aspect of our direct mail campaigns involves mailing “convenience checks” to pre-screened recipients, which customers can sign and cash or deposit, thereby agreeing to the terms of the loan, which are disclosed on the front and back of the check and in the accompanying disclosures. We use convenience checks to seed new branch openings and to attract new customers to existing branches in our geographic footprint. In 2019 and 2020, loans initiated through convenience checks represented 20.6% and 20.8%, respectively, of the value of our originated loans. We expect that convenience checks will continue to represent a meaningful portion of our installment loan originations in the future. There are several risks associated with the use of convenience checks, including the following:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the Company’s repurchase of its common stock during the three months ended September 30, 2021.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted- Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
July 1, 2021 – July 31, 2021	68,437	50.49	68,437	$30,544,782
August 1, 2021 – August 31, 2021	177,304	56.26	177,304	$20,569,581
September 1, 2021 – September 30, 2021	144,371	59.16	144,371	$12,028,161
Total	390,112	$56.32	390,112

* On May 4, 2021, we announced that our Board had authorized a $30.0 million stock repurchase program. The authorization was effective immediately and extends through April 29, 2023. On August 3, 2021, we announced that our Board had approved a $20.0 million increase in the amount authorized under the stock repurchase program, from $30.0 million to $50.0 million. The authorization was effective immediately and extends through July 29, 2023. Stock repurchases under the stock repurchase program may be made in the open market at prevailing market prices, through privately negotiated transactions, or through other structures in accordance with applicable federal securities laws, at times and in amounts as management deems appropriate. The timing and the amount of any common stock repurchases will be determined by our management based on their evaluation of market conditions, our liquidity needs, legal and contractual requirements and restrictions (including covenants in our credit agreements), share price, and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice. We intend to fund the program with a combination of cash and debt.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

4.1	Indenture, dated July 22, 2021, by and among Regional Management Issuance Trust 2021-2, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank.		8-K	001-35477	4.1	7/22/2021
10.1	Sale and Servicing Agreement, dated July 22, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2021-2, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2021-2A SUBI.		8-K	001-35477	10.1	7/22/2021

10.2	Third Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of August 23, 2021, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent.		8-K	001-35477	10.1	8/24/2021

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: November 4, 2021	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)