Form 10-K
period 2021-12-31
Regional Management Corp.
filed 2022-03-04
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $392,238,236 based upon the closing sale price as reported on the New York Stock Exchange. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.

As of March 2, 2022, there were 9,826,934 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

Regional Management Corp.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2021

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 1

Part I

ITEM 1.	BUSINESS.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of December 31, 2021, we operated under the name “Regional Finance” in 350 branch locations in 13 states across the United States, serving 460,600 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our multiple channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans. Our small loans and large loans are our core loan products and are the drivers of our growth.

•

Small Loans – We offer small installment loans with cash proceeds to customers ranging from $500 to $2,500, with terms of up to 48 months. Our small loans are typically secured by non-essential household goods and/or, to a lesser extent, a lien on a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle. As of December 31, 2021, we had 269,500 small loans outstanding representing $445.0 million in finance receivables, or an average of approximately $1,700 per loan. In 2021, 2020, and 2019, interest and fee income from small loans contributed $150.6 million, $151.5 million, and $168.4 million, respectively, to our total revenue.

•

Large Loans – We offer large installment loans with cash proceeds to customers ranging from $2,501 to $25,000, with terms between 18 and 60 months. Our large loans are typically secured by non-essential household goods and/or a vehicle. As of December 31, 2021, we had 184,100 large loans outstanding representing $969.4 million in finance receivables, or an average of approximately $5,300 per loan. In 2021, 2020, and 2019, interest and fee income from large loans contributed $229.5 million, $179.4 million, and $145.1 million, respectively, to our total revenue.

•

Retail Loans – We offer indirect retail installment loans of up to $7,500, with terms between 6 and 48 months, which are secured by the purchased items. These loans are offered at the point of sale through a network of retailers within and, to a limited extent, outside of our branch footprint. As of December 31, 2021, we had 6,700 retail loans outstanding representing $10.5 million in finance receivables, or an average of approximately $1,600 per loan. In 2021, 2020, and 2019, interest and fee income from retail loans contributed $2.1 million, $3.4 million, and $5.3 million, respectively, to our total revenue.

•

Optional Payment and Collateral Protection Insurance Products – We offer our customers optional payment and collateral protection insurance relating to many of our loan products, including credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. In 2021, 2020, and 2019, insurance income, net contributed $35.5 million, $28.3 million, and $20.8 million, respectively, to our total revenue.

Through November 2017, we also offered direct and indirect automobile purchase loans of up to $27,500. We ceased originating automobile purchase loans in November 2017, but we continue to own and service the loans that we previously originated. As of December 31, 2021, we had 300 automobile loans outstanding representing $1.3 million in finance receivables, or an average of approximately $4,300 per loan. In 2021, 2020, and 2019, interest and fee income from automobile loans contributed $0.3 million, $0.9 million, and $2.4 million, respectively, to our total revenue.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 2

Notwithstanding that many lenders are unwilling to serve our customers, we believe that responsible, transparent, and fairly priced credit products should be made available to our customers. We exist to serve that purpose, and accordingly, we offer our customers access to credit through our affordable, easy-to-understand small, large, and retail loan products, which we price on fair terms in consideration of the associated credit risk and servicing costs.

The average annual percentage rate (“APR”) of our small loans originated in 2021 was 43.4%. Our large loans, which are reserved for higher credit quality customers who meet more stringent underwriting requirements than those applied to small loan applicants, had an average APR of 30.0% for loans originated in 2021. We believe that the rates on our products are significantly more attractive than many other credit options available to our customers, such as payday, pawn, and title loans, which often come with APRs over 300%. Our loans are also safer and more favorably structured than loans offered by alternative financial service providers. We underwrite our loans based on an applicant’s ability to repay, whereas payday, pawn, and title loans are typically underwritten based on an ability to collect, either through access to the borrower’s bank account or by repossession and sale of collateral. We also structure our loans on a fixed-rate, fixed-term basis with fully amortizing, equal monthly installment payments that are designed to be affordable for our customers and made over an average term of 22 months and 46 months for small and large loans, respectively (for loans originated in 2021). By comparison, payday, pawn, and title loans typically have balloon payments following short terms of 14 to 60 days.

Importantly, we further differentiate ourselves from alternative financial service providers by reporting our customers’ payment performance to credit bureaus. This practice provides our customers with the opportunity to improve their credit profile by establishing a responsible payment history with us and, ultimately, to gain access to a wider range of credit options, including our own. For example, in 2021, we worked with many of our deserving customers to refinance over 41,000 of our customers’ small loans into large loans, representing $237.4 million in finance receivables at origination, and resulting in a decrease in these customers’ average APR from 42.8% to 30.7%. We also believe that, over time, many of our customers transition away from our company to prime sources of credit.

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

Business Model

Multiple Channel Platform. Our multiple channel platform, which includes our branches, direct mail campaigns, digital partners, retailers, and our consumer website, enables us to offer a range of loan products to new, existing, and former customers throughout our markets. We began building our branch network over 30 years ago and have expanded the network to 350 branches in 13 states as of December 31, 2021. Our branch personnel market our products in a number of ways, including through a merchant referral program, customer referrals, direct telephone and mail solicitations of current and former customers, and by leveraging our direct mail program. Our direct mail campaigns include mailings of pre-screened convenience checks, pre-qualified offers, and invitations to apply, which enable us to market our products to millions of current and potential customers in a cost-effective manner. We have also developed our consumer website and partnered with digital lead generation sources to promote our products and facilitate loan applications via the internet. Finally, we have relationships with retailers that offer our retail loans in their stores at the point of sale. We believe that our multiple channel platform provides us with a competitive advantage by giving us broad access to our existing and former customers and multiple avenues to attract new customers.

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

Integrated Branch Model with Centralized Support. Our branch network serves as the foundation of our multiple channel platform and the primary point of contact with our customers. Nearly 77% of our loan originations in 2021 were facilitated by one of our branch locations, and nearly all loans, regardless of origination channel, are serviced through our branches, allowing us to maintain frequent, in-person contact with our customers. By integrating loan origination and loan servicing at the branch level, our employees are able to maintain a relationship with our customers throughout the life of a loan. We believe this frequent-contact, relationship-driven lending model provides greater insight into potential payment difficulties, reduces credit risk, and allows us to assess the borrowing needs of our customers, better enabling us to offer them new loan products as their credit profiles and needs

Regional Management Corp. | 2021 Annual Report on Form 10-K | 3

evolve. In recent years, we have provided our branch network with increasing levels of centralized sales, underwriting, service, collections, and administrative support, and we plan to continue our investment in and testing of centralized support in the future.

Consistent Portfolio Performance. Over the past several years, we have maintained a sharp focus on credit quality by investing in highly qualified personnel, refining underwriting practices, developing custom credit scorecards, streamlining procedures, automating underwriting decisions, and improving reporting capabilities. These investments allow us to control the credit quality of our portfolio, maintain compliance with evolving state and federal law, and react quickly whenever market dynamics may change. We have also expanded our centralized collections department and provided our branches with improved collections tools, training, and incentives. As a result of these efforts and practices, between 2017 and 2021, we reported annual net credit loss rates in a relatively narrow band of 6.6% to 9.5% of average net finance receivables.

Demonstrated Organic Growth. We have grown our total finance receivables by 95.6%, from $729.2 million at December 31, 2016 to $1.4 billion at December 31, 2021, a compound annual growth rate (“CAGR”) of 14.4%. More importantly, we have grown our core small loan and large loan finance receivables by 133.9%, from $604.8 million at December 31, 2016 to $1.4 billion at December 31, 2021, a CAGR of 18.5%. This receivables growth has driven a revenue increase of 78.1%, from $240.5 million in 2016 to $428.4 million in 2021, a CAGR of 12.2%. Our portfolio growth has come from expanding our geographic presence, growing our finance receivable portfolios within existing branches, and developing new products and channels, including through digital lead generation. Between 2017 and 2021, we entered four new states, and since 2020, we have introduced new technologies and marketing strategies to enable remote loan closings and to extend the geographic reach of our branches. Historically, our branches have rapidly increased their outstanding finance receivables during the early years of operations and generally achieved profitability within one year of opening.

Experienced Management Team. Our executive and senior operations management teams consist of individuals experienced in installment lending and other consumer finance services. Both our Chief Executive Officer and our Chief Operating Officer have over 30 years of experience in consumer financial services, our Chief Financial Officer has over 20 years of financial services experience, including skills related to capital and credit management, and our Chief Credit Risk Officer has nearly 20 years of financial and consumer lending experience, including expertise in credit risk management. As of December 31, 2021, our state operations vice presidents averaged nearly 27 years of industry experience and 11 years of service at Regional, while our associate vice presidents and district supervisors averaged nearly 22 years of industry experience and 8 years of service with Regional. Our executive and senior operations management team members intend to leverage their experience and expertise in consumer lending to grow our business, deliver high-quality service to our customers, and carefully manage our credit risk.

Strategies

Expand Our Geographic Presence. We expect to continue to grow the receivables, revenue, and profitability of our existing branches, to open new branches within our existing geographic footprint, and to expand our operations into new states. Establishing local contact with our customers through our branch network is a key to our frequent-contact, relationship-driven lending model. We believe that there remains substantial opportunity to grow the finance receivable portfolios of our existing branches by continuing our focus on large loan originations and by cross-selling new loan products to our existing customers, including those customers with retail loans. During 2021, we expanded into Illinois and Utah, and in early 2022, we expanded into Mississippi. We anticipate that as our newer branches mature, their revenue will grow faster than our overall same-store revenue growth rate. We believe there is sufficient demand for consumer finance services to continue new branch openings in certain of the states where we currently operate, allowing us to capitalize on our existing infrastructure and experience in these markets. We also intend to explore opportunities for growth in states outside of our existing geographic footprint that enjoy favorable operating environments. We plan to expand our operations to at least five additional states by the end of 2022, and over time, we expect to have a national presence.

Leverage Direct Mail Marketing. Direct mail campaigns are launched throughout the year, but are weighted to coincide with seasonal consumer demand. In addition, we mail convenience checks in new markets as soon as new branches are open, which develops a customer base and builds finance receivables for these new branches. We plan to continue to invest in and to improve the targeting criteria, offer strategies, and testing protocols of our direct mail campaigns, which we believe will enable us to efficiently grow our receivables with improved credit performance. We expect that these efforts will allow us to increase volume at our branches by adding new customers, recapturing former customers, and creating opportunities to offer new loan products to our existing customers.

Improve Our Digital Capabilities. In order to better attract and serve customers who prefer to conduct business digitally, we make an online loan application available on our consumer website, generate customer leads through digital partners, and provide our customers with online account management capabilities. Throughout 2021, we continued to invest in our digital acquisition channel. We rolled out an improved digital prequalification experience for our customers, including expanded integrations with

Regional Management Corp. | 2021 Annual Report on Form 10-K | 4

existing and new digital affiliates and lead generators. We also piloted a new guaranteed loan offer program, which is an alternative to our convenience check loan product and is fulfilled online, with ACH funding into a customer’s bank account. These efforts enabled us to grow new digitally sourced volumes as a percentage of total new customer volumes to more than 28% in the fourth quarter of 2021. In 2022, we will continue our focus on the digital channel. We expect to test a digital origination product and channel for new and existing customers. We also plan to complete the development of our mobile app and enhancements to our customer portal, allowing our customers easy access to payment functionality and additional features. Our investment in our digital channel allows us to add capabilities, improve efficiencies, enhance the customer experience, and test new mechanisms for lead generation to diversify and expand our new business acquisition opportunities.

Enhance Our Products, Channels, and Services. We intend to improve our existing product offerings, to introduce new products and services, and to capture customers through new channels and partnerships. In 2020, we introduced an enhanced auto-secured large loan product, through which we offer larger auto-secured loans to some of our highest credit quality customers. In 2021, we increased our investment in our retail loan product and established relationships with new retail partners to promote the product. We believe there is substantial opportunity in a renewed focus on our retail loan product, including cross-sell opportunities to our other loan products. In the future, we will continue to assess new credit and non-credit products and services and expand the channels and partnerships through which we acquire customers.

Maintain Sound Underwriting and Credit Control. We have invested heavily in our credit and collections functions. We plan to continue to do so in the future by maintaining highly qualified employees dedicated to managing credit risk, refining our underwriting models, and improving our collection efforts through both our branch operations and our centralized collections department. In early 2018, we completed the implementation of our new loan origination and servicing software platform, which allows us to automate our underwriting decisions, among other benefits. In addition, we began to integrate custom credit models into our automated underwriting processes during the second half of 2018. We completed the rollout of our custom credit models to all of our states in 2019 and began seeing the impact in our results in late 2019. In 2022, we plan to introduce our next generation custom credit model, a new proprietary model that we expect will provide significant advancements in underwriting capabilities by utilizing sophisticated modeling algorithms that leverage new alternative data sources to drive more predictable outcomes. Through these efforts and others, we plan to continue to carefully manage our credit exposure as we grow our business, offer new products, access new channels, and enter new markets.

Carefully Manage Our G&A Expenses. We have made significant investments in our business over the past several years, including by increasing our marketing spend to drive new business, expanding our branch network, hiring operations employees to service our growing finance receivable portfolio, and improving our credit and information technology capabilities. However, during that time, we also remained keenly focused on driving operating leverage through the prudent management of our expenses. Between 2017 and 2021, our operating expense ratio (annualized general and administrative expenses as a percentage of average net finance receivables) decreased from 17.3% to 16.1%. As we grow our business, we will remain vigilant in our management of general and administrative expenses, with the goal of decreasing such expenses as a percentage of average net finance receivables over time.

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

Small and large loans are originated by our branch network, centralized sales and service team, or through our convenience check direct mail campaigns. Our convenience check direct mail loan offers enable prospective customers to enter into a loan with us by cashing or depositing the check attached to the loan offer, thereby agreeing to the terms of the loan as prominently set forth on the check and accompanying disclosures. When a customer enters into a loan by cashing or depositing the convenience check, our personnel gather additional information on the borrower to assist in servicing the loan. Our retail loans are indirect installment loans structured as retail installment sales contracts. Retail loans are made through a retailer at the point of sale without the need for the customer to visit one of our branches. Customers use our retail loans to finance the purchase of furniture, appliances, and other retail products. The vast majority of our retail loans are originated inside of our brick-and-mortar footprint, but on a limited basis, we offer retail loans in states outside of our footprint. The servicing of nearly all retail loans is performed within our branches, with only out-of-footprint retail loans being serviced centrally.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 5

For loans originated by our branch network or centralized sales and service team, we consider numerous factors in evaluating a potential customer’s creditworthiness, such as unencumbered income, debt-to-income ratio, length of current employment, duration of residence, and a credit report detailing the applicant’s credit history. Our loan origination and servicing software platform guides our branch personnel through the credit application process and automates much of the underwriting, with underwriting exceptions generally subject to review and approval by a senior operations or centralized underwriting team member. For retail loans, our retail partners typically submit credit applications to us online while the customer waits in the retailer’s store. Underwriting for our retail loans is conducted by our centralized underwriting team using standards substantially similar to our branch small loan and large loan underwriting guidelines. Our retail loan credit decisions generally are provided to the retailer within ten minutes of our receipt of the application. For convenience check loans, each prospect that we solicit has been pre-screened through a major credit bureau against our underwriting criteria, which includes an evaluation of the recipient’s credit score, bankruptcy history, and a number of additional credit attributes relevant to the recipient’s likely ability and willingness to repay the offered convenience check loan.

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

Small Loans. In 2021, the average originated principal balance and term for our small loans were $2,032 and 22 months, respectively. The average yield we earned on our portfolio of small loans was 38.2% in 2021. The following table sets forth the distribution of our small loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2017	2018	2019	2020	2021
Texas	34%	34%	39%	37%	35%
South Carolina	17%	16%	13%	12%	12%
North Carolina	14%	15%	15%	17%	16%
Alabama	14%	13%	11%	11%	10%
All Other States	21%	22%	22%	23%	27%
Total	100%	100%	100%	100%	100%

The following table sets forth the total number of small loans, total small loan finance receivables, and average size per loan by state as of December 31, 2021.

	Number of Loans	Net Finance Receivables	Average Size Per Loan
	(In thousands)
Texas	91,648	$153,044	$1,670
South Carolina	29,633	53,979	1,822
North Carolina	43,064	72,958	1,694
Alabama	25,506	44,338	1,738
All Other States	79,599	120,704	1,516
Total	269,450	$445,023	$1,652

Regional Management Corp. | 2021 Annual Report on Form 10-K | 6

Large Loans. In 2021, our average originated principal balance and term for large loans were $6,134 and 46 months, respectively. The average yield we earned on our portfolio of large loans was 28.5% for 2021. The following table sets forth the distribution of our large loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2017	2018	2019	2020	2021
Texas	24%	27%	27%	29%	31%
South Carolina	19%	21%	19%	18%	15%
North Carolina	19%	16%	15%	14%	15%
All Other States	38%	36%	39%	39%	39%
Total	100%	100%	100%	100%	100%

The following table sets forth the total number of large loans, total large loan finance receivables, and average size per loan by state as of December 31, 2021.

	Number of Loans	Net Finance Receivables	Average Size Per Loan
	(In thousands)
Texas	56,623	$300,176	$5,301
South Carolina	27,048	144,250	5,333
North Carolina	28,461	142,976	5,024
All Other States	72,017	381,949	5,304
Total	184,149	$969,351	$5,264

Retail Loans. In 2021, our average originated principal balance and term for retail loans were $2,641 and 32 months, respectively. The average yield we earned on our portfolio of retail loans was 18.3% for 2021. The following table sets forth the distribution of our retail loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2017	2018	2019	2020	2021
Texas	75%	72%	74%	74%	76%
North Carolina	7%	9%	10%	14%	16%
All Other States	18%	19%	16%	12%	8%
Total	100%	100%	100%	100%	100%

The following table sets forth the total number of retail loans, total retail loan finance receivables, and average size per loan by state as of December 31, 2021.

	Number of Loans	Net Finance Receivables	Average Size Per Loan
	(In thousands)
Texas	4,847	$7,802	$1,610
North Carolina	1,099	1,729	1,573
All Other States	736	1,009	1,371
Total	6,682	$10,540	$1,577

Insurance and Ancillary Products

We also offer our customers various optional payment and collateral protection insurance products as a complement to our lending operations. Our primary insurance products include optional credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. These insurance products are optional and not a condition of the loan, and we do not sell insurance to non-borrowers. Our insurance products, including the types of products offered and their terms and conditions, vary from state to state in compliance with applicable laws and regulations. Insurance policy premiums, claims, and expenses are included in our results of operations as insurance income, net in the consolidated statements of income. In 2021, insurance income, net was $35.5 million, or 8.3% of our total revenue.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 7

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 8

The following table sets forth the average net finance receivables per branch based on maturity:

Age of Branch (As of December 31, 2021)	Net Finance Receivables Per Branch as of December 31, 2021	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$2,191	—	19
Branches open one to three years	$2,560	16.8%	24
Branches open three to five years	$3,521	37.5%	30
Branches open five years or more	$4,395	24.8%	277
All branches	$4,075		350

The average contribution to operating income from our branches has historically increased as our branches mature. The following table sets forth the average operating income contribution per branch for the year ended December 31, 2021, based on maturity of the branch.

Age of Branch (As of December 31, 2021)	Average Branch Operating Income Contribution	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$75	—	19
Branches open one to three years	$296	294.7%	24
Branches open three to five years	$453	53.0%	30
Branches open five years or more	$712	57.2%	277
All branches	$627		350

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

Human Capital

As of December 31, 2021, we had 1,691 employees, including 1,332 employees on our field operations teams and 359 employees (including centralized collections staff) on our headquarters teams. All of our employees are located within the United States, and none are covered by a collective bargaining agreement. We work diligently to attract the best talent in order to meet the current and future demands of our business, and we have demonstrated a history of investing in our workforce by offering competitive compensation, comprehensive benefits, and development opportunities. In 2021, we established a company minimum wage of $15 per hour, provided employees with an additional week of paid time off and access to bereavement leave, held health and welfare insurance premiums flat, and improved our overall benefit offerings. In addition, to ensure that we provide a rewarding experience for our employees, we engage independent third parties to conduct periodic employee engagement surveys, enabling us to regularly measure organizational culture and engagement and to improve upon the employee experience, which in turn drives a superior customer experience.

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

In 2020 and 2021, we also focused on and invested in maintaining the health and safety of our employees in the midst of the COVID-19 pandemic. We implemented enhanced safety measures in all of our branches, covered the cost of virtual health visits for our employees, and offered paid leave for those exposed to the COVID-19 virus. We also expanded our paid time off policy to provide employees with flexibility to address personal obligations arising from the pandemic and to assist in situations where employees were unable to work remotely.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 9

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

Payment and Loan Servicing

We have implemented company-wide payment and loan servicing policies and procedures, which are designed to maintain consistent portfolio performance and to ensure regulatory compliance. Our district supervisors, associate vice presidents, state vice presidents, and compliance and internal audit teams regularly review servicing and collection records to ensure compliance with our policies and procedures. Our centralized management information system enables regular monitoring of branch portfolio metrics by management, and the compensation opportunities of our operations employees and senior management have a significant performance component that is closely tied to credit quality, among other defined performance targets.

The responsibility for the servicing and collection of each loan generally rests with the originating branch. Borrowers who have signed up for online account access have on-demand access to their account information through Regional’s website. In addition, borrowers may elect to receive automated, one-way text messages with information regarding their account, including payment reminders. Borrowers have the option of making payments (i) in person at a branch where they may pay by cash, check, money order, debit card, or immediate, one-time future, or recurring ACH, (ii) through our customer portal via debit card or immediate, one-time future, or recurring ACH, or (iii) by immediate or one-time future debit card or ACH over the phone. In the fourth quarter of 2021, over 80% of customer payments were made by debit card or ACH.

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

Customers generally are limited to two deferrals in a rolling twelve-month period unless it is determined that an exception is warranted (e.g. due to a natural disaster or pandemic). For example, during the COVID-19 pandemic, we have temporarily allowed up to three deferrals in a rolling twelve-month period. We generally limit the refinancing of delinquent loans to those customers who have made recent payments and for whom we have verified current employment, and we do not charge any origination fees on the refinancing of a severely delinquent loan. We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers resolve temporary financial setbacks and repair or sustain their credit. During 2021, we refinanced approximately $10.9 million of loans that were 60 or more days contractually past due, representing approximately 1.5% of our total loan originations in 2021. As of December 31, 2021, the outstanding balance of such refinanced loans was $7.4 million, or 0.8% of finance receivables as of such date. We may also agree to settle a past-due loan by accepting less than the full principal balance owed. A settlement is only used in certain limited cases and is only offered once we have determined that we are unlikely to collect the entire outstanding balance of the loan.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 10

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

Seasonality

Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. The current expected credit loss (“CECL”) accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of portfolio liquidation, and larger provisions for credit losses in periods of portfolio growth compared to prior years. Consequently, we experience seasonal fluctuations in our operating results and cash needs. However, changes in borrower assistance programs and customer access to external economic stimulus measures related to the COVID-19 pandemic have impacted our typical seasonal trends for loan volume and delinquency.

COVID-19 Response

The COVID-19 pandemic significantly impacted our business in 2020 and 2021. Throughout the pandemic, our top priority has been the health and well-being of our employees and customers. We have worked diligently to provide a safe environment for our employees and customers, while also continuing to provide loan products and services to meet our customers’ needs. Since the early days of the COVID-19 pandemic, our branch personnel and centralized collections team, aided by our digital capabilities, have provided largely uninterrupted support to our customers. In order to safely and successfully provide this support, we implemented social distancing measures, enhanced sanitation, and supplied personal protective equipment across our branch network. In

Regional Management Corp. | 2021 Annual Report on Form 10-K | 11

addition, data-driven risk management, enhanced digital capabilities, including remote loan closings, and the maintenance of a strong liquidity profile have allowed us to manage through the pandemic effectively.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 12

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

•

Military Lending Act. The Military Lending Act applies to active duty servicemembers and their covered dependents. We are prohibited from charging a borrower covered under the Military Lending Act more than a 36% Military Annual Percentage Rate, which includes certain costs associated with the loan in calculating the interest rate.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 13

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

Risk Factor Summary

Our business is subject to a number of material risks that may adversely affect our company. These risks are discussed in greater detail below, and include, but are not limited to, risks related to:

Risks related to our business and operations

•	The COVID-19 pandemic, including its impact on our operations and financial condition;
•	Managing our growth effectively, implementing our growth strategy, and opening new branches as planned;
•	Our convenience check strategy;
•	Our policies and procedures for underwriting, processing, and servicing loans;
•	Our ability to collect on our loan portfolio;
•	Our insurance operations;
•	Exposure to credit risk and repayment risk, which risks may increase in light of adverse or recessionary economic conditions;
•	The implementation of new underwriting models and processes, including as to the effectiveness of new custom scorecards;
•	Changes in the competitive environment in which we operate or a decrease in the demand for our products;
•	Geographic concentration of our loan portfolio;
•	Failure of third-party service providers, including those providing information technology products;
•	Changes in economic conditions in the markets we serve, including levels of unemployment and bankruptcies;
•	Our ability to achieve successful acquisitions and strategic alliances;
•	Our ability to make technological improvements as quickly as our competitors;
•	Security breaches, cyber-attacks, failures in our information systems, or fraudulent activity;
•	Our ability to originate loans;
•	Our reliance on information technology resources and providers, including the risk of prolonged system outages;
•	Changes in current revenue and expense trends, including trends affecting delinquencies and credit losses;
•	Changes in operating and administrative expenses;
•	The departure, transition, or replacement of key personnel;
•	Our ability to identify and hire qualified personnel;
•

Our ability to timely and effectively implement, transition to, and maintain the necessary information technology systems, infrastructure, processes, and controls to support our operations and initiatives;

•	Changes in interest rates;
•	Existing sources of liquidity become insufficient or access to these sources becomes unexpectedly restricted; and
•	Exposure to financial risk due to asset-backed securitization transactions.

Risks related to regulation and legal proceedings

•	Our products and activities are strictly and comprehensively regulated;
•	Changes in laws or regulations or in the interpretation or enforcement of laws or regulations;
•	Changes in accounting standards, rules, and interpretations and the failure of related assumptions and estimates, including those associated with the implementation of CECL accounting; and

Regional Management Corp. | 2021 Annual Report on Form 10-K | 14

•	The impact of changes in tax laws, guidance, and interpretations, including the timing and amount of revenues that we may recognize.

Risks related to the ownership of our common stock

•	Volatility in the market price of shares of our common stock;
•	The timing and amount of future cash dividend payments; and
•	Anti-takeover provisions in our charter documents and applicable state law.

Risks Related to Our Business and Operations

The novel coronavirus (COVID-19) pandemic has had and is expected to continue to have an adverse impact on our business, liquidity, financial condition, and results of operations.

The COVID-19 pandemic has resulted in economic disruption and uncertainty within the United States and has had, and may in the future have, significant long-term adverse social, economic, and financial effects in the United States. National, regional, and local economies have suffered losses and may continue to experience long-term disruptions, including after COVID-19 has subsided. The extent to which the pandemic will ultimately impact our business and financial condition will depend on future events that are difficult to forecast, including, but not limited to, the duration and severity of the pandemic (including as a result of waves of outbreak or variant strains of the virus), the success of actions taken to contain, treat, and prevent the virus (including vaccination efforts), and the speed at which normal economic and operating conditions return and are sustained.

Governmental authorities have taken, and may continue to take, unprecedented actions in an attempt to limit the spread or resurgence of the pandemic, including social distancing requirements, stay-at-home orders, quarantines, closure of non-essential businesses, face mask mandates, and building capacity limitations. Such actions negatively impact overall economic activity within the United States and may have material and direct adverse consequences on our business. While widespread COVID-19 restrictions have significantly lessened, there is no guarantee that more stringent measures at the federal, state, or local level will not be employed in the future. Our business has generally been classified by government authorities as an essential business allowed to remain open during COVID-19 mandated business closures. However, in April 2020, we were required to temporarily close our branches in the state of New Mexico, which have since re-opened, when the governor issued an executive order to close non-essential businesses that excluded consumer finance companies like us from the definition of “essential business.” We also have experienced, and continue to experience, temporary closure of certain locations due to company-initiated quarantine measures. We may choose, or be required by government agencies, to close these same or other locations in the future due to quarantine or other health and/or safety concerns. Such government- and company-initiated closures have had, and may in the future have, a negative impact on our ability to originate and service customer accounts and an adverse effect on our results of operations. Additional or prolonged branch closures could intensify these negative impacts. Further, any additional health and safety measures that we choose, or are required by government agencies, to implement within our branches in the future could increase our operating costs and have a negative economic impact on our business.

As a result of the economic downturn related to the pandemic, our branches experienced a decrease in customer traffic and product demand in the second quarter of 2020, which has since rebounded. However, there is no certainty that future economic disruptions caused by the pandemic would not lead to higher levels of delinquencies and credit losses, such as we experienced in the second quarter of 2020. Negative impacts to our loan growth, collections, and delinquencies could adversely impact our revenues and other results of operations. We continue to use our custom scorecards, as well as our legacy internal metrics and data, to manage lending and loan renewal criteria.

We continue to rely more heavily on online operations for customer access. We have also expanded our capabilities for branch team members to work from home to the extent permitted under applicable laws in the event new stay-at-home mandates are imposed or branches are temporarily closed due to company-initiated quarantine measures. We also now provide full remote origination capabilities. However, if we experience disruptions in our online operations, including our remote origination capabilities, or are unable to timely expand our remote working infrastructure in response to continued, renewed, or increased COVID-19 restrictions, we may be unable to timely and effectively service accounts and perform key business functions. Disruptions in our business could also result from the inability of key personnel and/or a significant portion of our workforce to fulfill their duties due to COVID-19 related illness or restriction. We maintain business continuity plans, but there is no assurance that such plans will effectively mitigate the risks posed by the pandemic.

While most federal and state sponsored economic stimulus measures have expired, federal and state governments may enact measures in the future. The success of any economic assistance program or stimulus legislation is unknown, and we cannot

Regional Management Corp. | 2021 Annual Report on Form 10-K | 15

determine the impact of any such program or legislation on our anticipated credit losses due to COVID-19. New legislation and other governmental regulations could increase our legal compliance costs, create risk for our operations and reputation, and have an overall negative impact on the conduct of our business. Further, our business and results of operations would be adversely affected if our borrowers seek protections under bankruptcy or other debtor relief laws, pursuant to which a court could reduce or discharge such borrowers’ obligations to our company, at rates higher than our historical experience as a result of financial and economic disruptions related to the outbreak of COVID-19.

We have grown significantly in recent years, and our delinquency, credit loss rates, and overall results of operations may be adversely affected if we do not manage our growth effectively.

We have experienced substantial growth in recent years, increasing the size of our finance receivable portfolio from $729.2 million at the beginning of 2017 to $1.4 billion at the end of 2021, a compound annual growth rate of 14.4%. We intend to continue our growth strategy in the future. As we increase the number of branches we operate, we will be required to find new, or relocate existing, employees to operate our branches and allocate resources to train and supervise those employees. The success of a branch depends significantly on the manager overseeing its operations and on our ability to enforce our underwriting standards and implement controls over branch operations. Recruiting suitable managers for new branches can be challenging, particularly in remote areas and in areas where we face significant competition. Furthermore, the annual turnover rate among our branch managers was approximately 12% in 2020 and 17% in 2021, and turnover rates of managers in our new branches may be similar or higher. Increasing the number of branches that we operate may divide the attention of our senior management or strain our ability to adapt our infrastructure and systems to accommodate our growth. If we are unable to promote, relocate, or recruit suitable managers, oversee their activities effectively, maintain our underwriting and loan servicing standards, and otherwise appropriately and effectively staff our branches, our delinquency and credit loss rates may increase and our overall results of operations may be adversely impacted.

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

We intend to continue our growth strategy, which is based on opening and acquiring branches in existing and new markets, introducing new products and channels, and increasing the finance receivable portfolios of our existing branches. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•	the inherent uncertainty regarding general economic conditions, including the economic effects of a prolonged public health crisis or pandemic (such as the COVID-19 pandemic);
•	the prevailing laws and regulatory environment of each state in which we operate or seek to operate and federal laws and regulations, all of which are subject to change at any time;
•	the degree of competition in new markets and its effect on our ability to attract new customers;
•	our ability to identify attractive locations for new branches;
•	our ability to recruit qualified personnel, particularly in remote areas and in areas where we face a great deal of competition; and
•	our ability to obtain adequate financing for our expansion plans.

For example, certain states into which we may expand limit the number of lending licenses granted. For instance, Georgia and New Mexico require a “convenience and advantage” assessment of a new lending license and location prior to the granting of the license. This assessment adds time and expense to opening new locations and creates risk that our state regulator will deny an application for a new lending license due to a perceived oversaturation of existing licensed lenders in the area in which we seek to expand and operate. There can be no assurance that if we apply for a license for a new branch, whether in one of the states where we currently operate or in a state into which we would like to expand, we will be granted a license to operate. We also cannot be certain that any such license, even if granted, would be obtained in a timely manner or without burdensome conditions or limitations. In addition, we may not be able to obtain and maintain the regulatory approvals, government permits, or licenses that may be required to operate.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 16

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

A significant portion of the growth in our installment loans portfolio has been achieved through direct mail campaigns. One aspect of our direct mail campaigns involves mailing “convenience checks” to pre-screened recipients, which recipients can sign and cash or deposit, thereby agreeing to the terms of the proposed loan, which are disclosed on the front and back of the check and in the accompanying disclosures. We use convenience checks to seed new branch openings and to attract new customers to existing branches in our geographic footprint. In 2020 and 2021, loans initiated through convenience checks represented 20.8% and 22.8%, respectively, of the value of our originated installment loans. We expect that convenience checks will continue to represent a meaningful portion of our installment loan originations in the future. There are several risks associated with the use or origination of convenience checks, including the following:

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

•	customers may opt out of direct mail solicitations and solicitations based on their credit file or may otherwise prohibit us from soliciting them;
•	postal rates and production costs may continue to rise;
•	potential changes in federal or state laws may prohibit the practice of directly mailing convenience checks to potential borrowers; and
•	the bank that issues our convenience checks may exit the business, and we may be unable to find a replacement issuer bank.

In the future, we could experience one or more of these issues associated with our direct mail strategy. Any increase in the use of convenience checks will further increase our exposure to, and the magnitude of, these risks.

The loans that we generate are generally obligations of non-prime borrowers and will likely have higher default rates than loans constituting primarily obligations of prime borrowers.

The loans we generate are generally obligations of “non-prime” borrowers who do not qualify for, or have difficult qualifying for, credit from traditional sources of consumer credit as result of, among other things, moderate income, limited assets, other adverse income characteristics, and/or a limited credit history or an impaired credit record, which may include a history of irregular employment, previous bankruptcy filings, repossessions of property, charged-off loans, and/or garnishment of wages.

The average interest rate charged to such “non-prime” borrowers generally is higher than that charged by commercial banks and other institutions providing traditional sources of consumer credit. These traditional sources of consumer credit typically impose more stringent credit requirements than the personal loan products that we provide. As a result of the general credit profile of our borrowers and the interest rates on the loans we make, the historical delinquency and default experience on our loans may be

Regional Management Corp. | 2021 Annual Report on Form 10-K | 17

higher (and may be significantly higher) than those experienced by financial products arising from traditional sources of consumer credit. Additionally, delinquency and default experience on our loans is likely to be more sensitive to changes in the economic climate in the areas in which our borrowers reside.

Social and economic factors may affect repayment of the loans comprising our loan portfolio.

The ability of our borrowers to make payments on their loans, as well as the prepayment experience thereon, will be affected by a variety of social and economic factors. Economic factors include interest rates, unemployment levels, gasoline prices, the availability and cost of credit (including mortgages), upward adjustments in monthly mortgage payments, real estate values, the rate of inflation and consumer perceptions of economic conditions generally. Social factors include changes in consumer confidence levels and attitudes toward incurring debt and changing attitudes regarding the stigma of personal bankruptcy. Economic conditions may also be impacted by localized weather and events and environmental disasters or adverse impacts from COVID-19 or similar outbreaks. We are unable to determine and have no basis to predict whether or to what extent social or economic factors will affect our business.

We are not insulated from the pressures and potentially negative consequences of financial crises and similar risks beyond our control that have in the past and may in the future affect the capital and credit markets, the broader economy, the financial services industry, the segment of that industry in which we operate, or our financial performance generally.

Our policies and procedures for underwriting, processing, and servicing loans are subject to potential failure or circumvention, which may adversely affect our results of operations.

Except for loans originated by a centralized branch pursuant to our pilot program which will be served at a centralized location, a substantial portion of our underwriting activities and our credit extension decisions are made at our local branches. We rely on certain inputs and verifications in the underwriting process to be performed by individual personnel at the branch level or a centralized location. In addition, pursuant to our operations policies and procedures, exceptions to the general underwriting criteria can be approved by central underwriting employees and certain other senior employees. We train our employees individually onsite in the branch or at a centralized location and through online training modules to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management, and customer relations. Although we have standardized employee manuals and online training modules, we primarily rely on our district supervisors, with oversight by our state vice presidents, branch auditors, and headquarters personnel, to train and supervise our branch employees, rather than centralized training programs. Therefore, the quality of training and supervision may vary from district to district and branch to branch depending on the amount of time apportioned to training and supervision and individual interpretations of our operations policies and procedures. There can also be no assurance that we will be able to attract, train, and retain qualified personnel to perform the tasks that are part of the underwriting process. If the training or supervision of our personnel fails to be effective, or if we are unable to attract and retain qualified employees, it is possible that our underwriting criteria would be improperly applied to a greater percentage of such applications. If such improper applications were to increase, delinquency and losses on our loan portfolio could increase and could increase significantly.

In addition, we rely on certain third-party service providers in connection with loan underwriting and origination. Any error or failure by a third-party service provider in providing loan underwriting and origination services may cause us to originate loans to borrowers that do not meet our underwriting standards. We cannot be certain that every loan is made in accordance with our underwriting standards and rules. We have experienced instances of loans extended that varied from our underwriting standards. Variances in underwriting standards and lack of supervision could expose us to greater delinquencies and credit losses than we have historically experienced. Due to the general decentralized nature in which the loan application process occurs, employee misconduct or error in the application or closing process could also result in the origination of loans that do not satisfy our underwriting standards, which could in turn have a material adverse effect on our results of operations and financial condition.

In addition, in deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely heavily on information provided by customers, counterparties, and other third parties, including credit bureaus and data aggregators, the inaccuracy or incompleteness of which may adversely affect our results of operations. We further rely on representations of customers and counterparties as to the accuracy and completeness of that information. If a significant percentage of our customers were to intentionally or negligently misrepresent any of this information, or provide incomplete information, and our internal processes were to fail to detect such misrepresentations in a timely manner, or any or all of the other components of the underwriting process described above were to fail, it could result in our approval of a loan that, based on our underwriting criteria, we would not have otherwise made. As a result, our earnings and our financial condition could be negatively impacted.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 18

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

We market and sell optional credit life, accident and health, personal property, involuntary unemployment, and vehicle single interest insurance to our borrowers in selected markets as an agent for an unaffiliated third-party insurance company. In addition, on certain loans, we collect a fee from our customers and use such fee to acquire non-file insurance from an unaffiliated insurance company for our benefit in lieu of recording and perfecting our security interest in certain personal property collateral. The unaffiliated insurance company cedes to our wholly-owned insurance subsidiary, RMC Reinsurance, Ltd., all of these insurance policies, the related net insurance premium revenue and the associated insurance claims liability for such insurance products, including the non-file insurance that we purchase.

When purchased by a borrower, the optional credit insurance products benefit the borrower by insuring the borrower’s payment obligations on the associated loan in the event of the borrower’s inability to make monthly payments due to death, disability, or involuntary unemployment, or in the event of a casualty event associated with collateral. The borrower finances payment of the associated premium with the financed premium included in the principal balance of the applicable loan. A credit insurance product may be cancelled if, for example, (i) we request cancellation due to the borrower’s default on obligations under the associated loan, (ii) the borrower prepays the principal balance of the associated loan in full, or (iii) the borrower elects to terminate the credit insurance prior to the expiration of the term thereof (which the borrower may do at any time). Generally, upon any cancellation of credit insurance, the borrower will be entitled to a refund of the unearned premium for the cancelled insurance. We typically refund insurance premiums by reducing the principal balance of the associated loan by the required refund amount, following which the unaffiliated insurance company reimburses us for the refunded amount.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 19

Our insurance operations are subject to a number of material risks and uncertainties, including changes in laws and regulations, borrower demand for insurance products, claims experience, and insurance carrier relationships; the manner in which we are permitted to offer such products; capital and reserve requirements; the frequency and type of regulatory monitoring and reporting to which we are subject; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; and reinsurance operations. In addition, because our borrowers are not required to purchase the credit insurance products that we offer, we cannot be certain that borrower demand for credit insurance products will not decrease in the future. In addition to adversely impacting our insurance income, net, any decrease in the demand for credit insurance products would negatively impact our interest and fee income because we finance substantially all of our borrowers’ insurance premiums. Our insurance operations are also dependent on our lending operations as the sole source of business and product distribution. If our lending operations discontinue offering insurance products, our insurance operations would have no method of distribution. Insurance claims and policyholder liabilities are also difficult to predict and may exceed the related reserves set aside for claims and associated expenses for claims adjudication.

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

Finally, in recent years, as large loans have become a greater percentage of our portfolio, the severity of non-file insurance claims has increased and non-file insurance claims expenses have exceeded non-file insurance premiums by a material amount. The resulting net loss from the non-file insurance product is reflected in our insurance income, net. It is uncertain whether the non-file insurance product will be available to us in the future on the same terms as it is today, or at all. If the unaffiliated insurance company were to enforce limitations on our non-file loss ratios or otherwise change the terms under which it offers non-file insurance to us, our net credit losses, loss rates, and provision for credit losses could increase.

If any of these events, risks, or uncertainties were to occur or materialize, it could have a material adverse effect on our business, financial condition, and results of operations and cash flows.

A reduction in demand for our products and a failure by us to adapt to such reduction could adversely affect our business and results of operations.

The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial conditions, regulatory restrictions that decrease customer access to particular products, or the availability of competing products, including through alternative or competing marketing channels. For example, we are highly dependent upon selecting and maintaining attractive branch locations. These locations are subject to local market conditions, including the employment available in the area, housing costs, traffic patterns, crime, and other demographic influences, any of which may quickly change, thereby negatively impacting demand for our products in the area. Should we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to existing products or introduce new products and channels to fulfill customer demand, customers may resist or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and by that time it may be too late to make further modifications to such product without causing further harm to our business, financial condition, and results of operations.

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

Our installment loan operations compete with other installment lenders, as well as with alternative financial services providers (such as payday and title lenders, check advance companies, and pawnshops), online or peer-to-peer lenders, issuers of non-prime credit cards, and other competitors. We believe that future regulatory developments in the consumer finance industry may cause lenders that focus on alternative financial services to begin to offer installment loans. In addition, if companies in the installment

Regional Management Corp. | 2021 Annual Report on Form 10-K | 20

loan business attempt to provide more attractive loan terms than is standard across the industry, we may lose customers to those competitors. With respect to installment loans, we compete primarily on the basis of price, breadth of loan product offerings, flexibility of loan terms offered, and the quality of customer service provided.

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

Any concentration of our loan portfolio in a state or region may present unique risk concentrations. Our branches in South Carolina, Texas, and North Carolina accounted for 14%, 32%, and 15%, respectively, of our finance receivables as of December 31, 2021. Further, as of December 31, 2021, all of our operations were across 13 states. In April 2021, we opened our first branch in Illinois, our twelfth state, and in September 2021, we opened our first branch in Utah, our thirteenth state. In February 2022, we opened our first branch in Mississippi, our fourteenth state. As a result, we are highly susceptible to adverse economic conditions in those areas. The unemployment and bankruptcy rates in some states in our footprint are among the highest in the country. High unemployment rates may reduce the number of qualified borrowers to whom we will extend loans, which would result in reduced loan originations. In addition, some geographic regions of the United States will, from time to time, experience weaker regional economic conditions and consequently will experience higher rates of loss and delinquency. A regional economy may be affected by the loss of jobs in certain industries, by state and local taxes, or by other factors. A region’s economic condition may be directly, or indirectly, adversely affected by international events such as wars, prolonged public health crises or a pandemic (such as COVID-19), national events such as civil disturbances, or natural disasters such as hurricanes, wildfires, earthquakes, and other extreme conditions (including an increase in frequency of such conditions and events as a result of climate change). These events and disasters may occur in any area of the country, even places where these events are considered unlikely. In the event that a significant portion of our loan portfolio is comprised of loans owed by borrowers residing in certain jurisdictions, economic conditions, elevated bankruptcy filings, natural disasters, or other factors affecting these jurisdictions in particular could adversely impact the delinquency and default experience of our loan portfolio, and, we could experience reduced or delayed payments on outstanding loans. For example, in 2017 and 2018, we experienced increases in credit losses as a result of hurricanes impacting customer accounts in our geographic footprint. These losses occurred in states where a substantial majority of our loan portfolio is concentrated—specifically in Texas in 2017 and in South Carolina and North Carolina in 2018. Conversely, an improvement in economic conditions could result in prepayments by our borrowers of their payment obligations on our loans. As a result, we may receive principal payments on the outstanding loans earlier than anticipated, which would reduce our finance receivables and the interest income earned thereon. No prediction can be made and no assurance can be given as to the effect of economic conditions on the rate of delinquencies, prepayments, or losses on our loan portfolio with respect to any part of our geographic footprint.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 21

Further, the concentration of our loan portfolio in one or more states would have a disproportionate effect on our business if governmental authorities in any of those states take action against us. In addition, the occurrence of any of the adverse regulatory or legislative events described in this “Risk Factors” section in states with a high concentration of our loan portfolio could materially and adversely affect our business, financial condition, and results of operations. For example, if interest rates in South Carolina, which currently are not capped, were to be capped, our business, financial condition, and results of operations would be materially and adversely affected.

Failure of third-party service providers upon which we rely could adversely affect our operations.

We rely on certain third-party service providers. In particular, we currently rely on one key vendor to print and mail our convenience check and other offers for direct mail marketing campaigns, and on certain other third-party service providers in connection with loan underwriting, origination, and servicing. Our reliance on these third parties can expose us to certain risks. For example, an error by our convenience check vendor in 2015 resulted in check offers being misdirected to the wrong potential customers, requiring us in some cases to notify state regulators and to refund certain interest and fee amounts, and exposing us to increased credit risk. If any of our third-party service providers, including those third parties providing services in connection with loan underwriting, origination, and servicing, are unable to provide their services timely, accurately, and effectively, or at all, it could have a material adverse effect on our business, financial condition, and results of operations and cash flows.

A failure of information technology products and services on which we rely could disrupt our business.

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

We have tailored the Nortridge software to meet our specific needs. To a certain extent, we depend on the willingness and ability of Nortridge to continue to provide customized solutions and to support our evolving products and business model. In the future, Nortridge may not be willing or able to provide the services necessary to meet our loan management system needs. If this occurs, we may be forced to migrate to an alternative software package, which could cause an interruption in our operations.

Further, the Nortridge platform may in the future fail to perform in a manner consistent with our current expectations and may be inadequate for our needs. As we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, financial condition, and results of operations may be adversely affected if our loan management system does not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could materially impact our ability to perform necessary business operations.

We also rely on Teledata Communications Inc. and other third-party software vendors to provide access to loan applications and/or screen applications. There can be no assurance that these third-party providers will continue to provide us information in accordance with our lending guidelines or that they will continue to provide us lending leads at all.

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

Any failure of the Nortridge platform or any other third-party software vendor product systems due to any of these causes, if it is not supported by our disaster recovery plan, could cause an interruption in operations. Though we have implemented contingency and disaster recovery processes in the event of one or several technology failures, any unforeseen failure, interruption, or compromise of these systems or security measures could affect our origination, servicing, and collection of loans. The risk of possible failures or interruptions may not be adequately addressed, and such failures or interruptions could occur.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 22

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

Our technology platforms may not meet expectations, and we may not be able to make technological improvements as quickly as some of our competitors.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products, services, and marketing channels. We rely on our integrated branch network as the foundation of our multiple channel platform and the primary point of contact with our active accounts. In order to serve consumers who want to reach us over the internet, we make an online loan application available on our consumer website, and we provide our customers an online customer portal, giving them online access to their account information and an electronic payment option. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demand for convenience, as well as to create additional efficiencies in our operations. We expect that new technologies and business processes applicable to the consumer finance industry will continue to emerge, and these new technologies and business processes may be more efficient than those that we currently use. We cannot ensure that we will be able to sustain our investment in new technology, and we may not be able to effectively implement new technology-driven products and services as quickly as some of our competitors or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could cause disruptions in our operations, harm our ability to compete with our competitors, and adversely affect our business, prospects, financial condition, results of operations, and liquidity.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 23

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

Further, any compromise of security or cyber-attack could deter consumers from entering into transactions that require them to provide confidential information to us. In addition, if confidential customer information or information belonging to our business partners is misappropriated from our computer systems, we could be sued by those who assert that we did not take adequate precautions to safeguard our systems and confidential data belonging to our customers or business partners, which could subject us to liability and result in significant legal fees and expenses in defending these claims. As a result, any compromise of security of our computer systems or cyber-attack could have a material adverse effect on our business, financial condition, and results of operations.

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

Centralized headquarters’ functions and branch operations are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, financial condition, and results of operations.

Our headquarters are in an office building located in Greer, South Carolina, a town located outside of Greenville, South Carolina. Our information systems and administrative and management processes are primarily provided to our branches from this centralized location. Our data center facility is located in Northern Virginia. These processes could be disrupted if a catastrophic event, such as a tornado, power outage, or act of terror, affected Greenville, Greer, or Northern Virginia, or the nearby areas. Severe weather events that could cause damage to our facilities or the prolonged loss of power that would disrupt our ability to provide services are occurring more frequently, and there is no guarantee that our facilities will avoid such a weather event. Any such catastrophic event(s) or other unexpected disruption of our headquarters or data center facility could have a material adverse effect on our business, financial condition, and results of operations.

The “decentralized” nature of our origination and servicing creates additional risks.

We are piloting a centralized branch structure with the intent that such centralized branch service our customer base; however, we conduct significant operations through our branch offices, including key parts of the underwriting process. There can be no assurance that we will be able to attract and retain qualified personnel to perform these tasks. Inadequate staffing may result in scenarios where fraud or noncompliance with applicable law is not as readily detected, and also may result in heightened exposure to potential employee misconduct, each of which could adversely affect the quality of the loans that we originate or otherwise acquire.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 24

Our branches also serve as an important component of our ongoing servicing and collecting processes. Except for loans originated by a centralized branch pursuant to our pilot program which will be serviced at a centralized location, the primary responsibility for the servicing and collections process generally resides with the applicable local branch, although in the future, we may direct borrowers to remit payments through one or more lockboxes. A certain minimum level of staffing is necessary in order to ensure an adequate level of servicing and collections. For example, we seek to contact our customers soon after a loan becomes delinquent because historically, when collection efforts begin at an earlier stage of delinquency, there is a greater likelihood that the applicable personal loan will not be charged off (though there is no assurance that such historical trend will continue). Consequently, during periods of increased delinquencies, it becomes extremely important that our branches are properly staffed and trained to take appropriate action in an effort to bring delinquent balances current and ultimately avoid a loan from becoming charged off. If we are unable to attract and retain a sufficient number of qualified credit and collection personnel, it could result in increased delinquencies and charge-offs on our loan portfolio.

Additionally, the “decentralized” nature of our branch model may make it more difficult for us to ensure compliance with our origination, acquisition, and servicing procedures and standards than if our operations were centralized in a single location. Similarly, given the “decentralized” and largely manual processing of a significant portion of payment on our loans, the possibility of delay or misdirection of payments is greater than with payments through lockboxes or electronic channels.

The ability of our customers to make in-branch payments and any future inability to make in-branch payments may result in additional risks.

As of December 31, 2021, our integrated branch network consisted of 350 locations across 13 states. In April 2021, we opened our first branch in Illinois, our twelfth state, and in September 2021, we opened our first branch in Utah, our thirteenth state. In February 2022, we opened our first branch in Mississippi, our fourteenth state. With respect to our managed portfolio of loan products, during fiscal year 2021, approximately 17% (by dollar amount) of our loan payments were made by cash or check and received in branch, although in the future we may direct borrowers to remit payments through one or more lockboxes. Despite a recent trend in favor of payments via electronic channels, a significant number of borrowers may continue to make payments in branches, including in cash, ACH, or by debit. While we cannot estimate the percentage of borrowers without a checking account, should one or more of the branches become unavailable for any reason (including as a result of branch closures, whether government-mandated or otherwise) for the acceptance of payments, the ability to collect payments from these borrowers who would otherwise make payments at such branch may be adversely affected. Additionally, should customers be unable to make in-branch payments due to the COVID-19 pandemic, the ability to collect payments from such borrowers may be adversely affected. Such events could result in increased delinquencies and losses on our loan portfolio. Additionally, there can be no assurance that the number of borrowers that make cash payments or payments in person at our branches in the future will not increase over current levels. In the event that such cash payments are no longer accepted, there can be no assurance that the performance of our loan portfolio would not be adversely affected, resulting in increased delinquencies and losses on our loan portfolio.

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

Even with good relationships with retailers, our ability to originate retail purchase loans is dependent, in large part, on the underlying consumer demand for retail goods. Retail sales are subject to fluctuation as a result of general economic trends and other factors. If sales volumes at the retailers with whom we have relationships decrease in the future as a result of general economic trends or due to any other factors, we may experience a corresponding decrease in the volume of such loans that we originate. In such circumstances, we may experience an adverse effect on our business, financial condition, and results of operations.

Interest rates on retail purchase loans are determined at competitive market interest rates, and we may fail to adequately set interest rates, which may adversely affect our business.

Unlike installment loans, particularly small installment loans, which in certain states are typically made at or near the maximum interest rates permitted by law, retail purchase loans are often made at competitive market interest rates, which are governed by laws for installment sales contracts. If we fail to set interest rates at a level that adequately reflects market rates or the

Regional Management Corp. | 2021 Annual Report on Form 10-K | 25

credit risks of our customers, or if we set interest rates at a level too low to sustain our profitability, our business, financial condition, and results of operations could be adversely affected.

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, financial condition, and results of operations.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. In the past, we have lost employees and candidates to competitors who have been willing to pay higher compensation. Our ability to continue to expand our operations depends on our ability to attract, train, and retain a large and growing number of qualified employees. The turnover among all of our branch employees was approximately 37% in 2019, 46% in 2020, and 52% in 2021. This turnover increases our cost of operations and makes it more difficult to operate our branches. Our account executives and assistant manager roles have historically experienced high turnover. We may not be able to retain and cultivate personnel at these ranks for future promotion to branch manager. If our employee turnover rates increase above historical levels or if unanticipated problems arise from our high employee turnover and we are unable to readily replace such employees, our business, results of operations, financial condition, and ability to continue to expand could be adversely affected.

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

A nationwide labor shortage may impede our ability to identify and hire new employees.

The United States currently faces a pronounced labor shortage. Our business relies on branch and headquarters personnel to oversee the initiation, review, and servicing of our loan products. Without sufficient staffing, our core business functions could be interrupted, which could affect our results of operations. Further, if we are unable to identify and hire qualified personnel, we may be unable to grow our business effectively in current or new markets.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 26

cases. Misconduct by our employees or third-party contractors, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

Security breaches in our branches or acts of theft, fraud, or violence could adversely affect our financial condition and results of operations.

A portion of our account payments occur at our branches, either in person or by mail, and often consist of cash payments, which we deposit at local banks each day. This business practice exposes us daily to the potential for employee theft of funds or, alternatively, to theft and burglary due to the cash we maintain in our branches. Despite controls and procedures to prevent such losses, we have sustained losses due to employee theft and fraud (including collusion), including from the origination of fraudulent loans. We are also susceptible to break-ins at our branches, where money or customer records necessary for day-to-day operations (which also contain extensive confidential information about our customers, including financial and personally identifiable information) could be taken. A breach in the security of our branches or in the safety of our employees could result in employee injury, loss of funds or records, and adverse publicity, and could result in a loss of customer business or expose us to additional regulatory scrutiny and penalties, civil litigation, and possible financial liability, any of which could have a material adverse effect on our reputation, financial condition, and results of operations.

Our branch offices have physical customer records necessary for day-to-day operations that contain extensive confidential information about our customers, including financial and personally identifiable information. The loss or theft of customer information and data from branch offices or other storage locations could subject us to additional regulatory scrutiny and penalties, and could expose us to civil litigation and possible financial liability, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 27

internal controls could lead to financial statement restatements, which could have a material adverse effect on our business, financial condition, and results of operations.

If our estimate of allowance for credit losses is not adequate to absorb actual losses, our provision for credit losses would increase, which would adversely affect our results of operations.

We maintain an allowance for credit losses for all loans we make. To estimate the appropriate level of credit loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding; delinquency levels, roll rates, and trends; historical credit losses; our current collection patterns; and economic trends. Our methodology for establishing our allowance for credit losses is based on models (probability of default, loss given default) and our historical loss experience. If customer behavior changes because of economic, political, social, or other conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our credit loss allowance, our provision for credit losses may be inadequate. As of December 31, 2020, our allowance for credit losses was $150.0 million, and we had net credit losses of $79.7 million during fiscal year 2021. As of December 31, 2021, our finance receivables were $1.4 billion. Maintaining the adequacy of our allowance for credit losses may require significant and unanticipated changes in our provisions for credit losses, which would materially affect our results of operations. Our allowance for credit losses, however, is an estimate, and if actual credit losses are materially greater than our credit loss allowance, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting update significantly changing the impairment model for estimating credit losses on financial assets. While the then-existing incurred loss impairment model required the recognition of credit losses when it was probable that a loss had been incurred, the new current expected credit loss (“CECL”) model requires entities to estimate the lifetime expected credit losses on such instruments and to record an allowance to offset the amortized cost basis of the financial assets. The CECL model requires earlier recognition of credit losses as compared to the incurred loss approach. It uses historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. In addition to the risks and uncertainties identified in the preceding paragraph, the CECL model requires increased use of judgment and dependence on forward-looking economic forecasts that may prove to be incorrect. Based on analyses and forecasts of future macroeconomic conditions as of January 1, 2020, we estimated a CECL allowance for credit losses of $122 million. The allowance under the prior incurred loss approach was $62 million as of December 31, 2019. Thus, effective January 1, 2020, the adoption of CECL accounting, through a modified-retrospective approach, caused an increase to the allowance for credit losses of approximately $60 million. Adjusting the CECL allowance for credit losses for changes in economic forecasts may result in the need for significant and unanticipated changes in our provisions for credit losses, which would materially affect our results of operations. See Note 2, “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for more information on this new accounting standard.

If assumptions or estimates we use in preparing our financial statements are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.

We are required to use certain assumptions and estimates in preparing our financial statements under U.S. Generally Accepted Accounting Principles (“GAAP”), including in determining allowances for credit losses, the fair value of financial instruments, asset impairment, reserves related to litigation and other legal matters, the fair value of share-based compensation, and other taxes and regulatory exposures. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair value of our financial instruments. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.

In addition, the FASB may from time-to-time review or propose changes to financial accounting and reporting standards that govern key aspects of our financial statements, including areas where assumptions or estimates are required. As a result of any changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Regional Management Corp. | 2021 Annual Report on Form 10-K | 28

We depend to a substantial extent on borrowings under our senior revolving credit facility to fund our liquidity needs.

We have a senior revolving credit facility committed through September 2024 that allows us to borrow up to $500.0 million, assuming we are in compliance with a number of covenants and conditions. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables (other than those held by certain special purpose entities (each, an “SPE”), as described below) and equity interests of the majority of our subsidiaries. As of December 31, 2021, the amount outstanding under our senior revolving credit facility was $112.1 million ($111.6 million of outstanding debt and $0.5 million of interest payable) and we had $388.4 million of unused capacity on the credit facility (subject to certain covenants and conditions). During fiscal 2021, the maximum amount of borrowings outstanding under the facility at any one time was $395.9 million. We use our senior revolving credit facility as a source of liquidity, including for working capital and to fund the loans we make to our customers. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us on favorable terms or at all. In addition, we cannot be certain that we will be able to replace the senior revolving credit facility when it matures on favorable terms or at all. If any of these events occur, our business, financial condition, and results of operations could be adversely affected.

The credit agreements governing our debt contain restrictions and limitations that could affect our ability to operate our business.

The credit agreements governing our senior revolving credit facility and revolving warehouse credit facilities contain a number of covenants that could adversely affect our business and our flexibility to respond to changing business and economic conditions or opportunities. Among other things, these covenants limit our ability to:

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

The credit agreements also impose certain obligations on us relating to our underwriting standards, recordkeeping and servicing of our loans, and our loss reserves and charge-off policies, and they require us to maintain certain financial ratios, including an interest coverage ratio. If we were to breach any covenants or obligations under our credit agreements and such breaches were to result in an event of default, our lenders could cause all amounts outstanding to become due and payable, subject to applicable grace periods. An event of default in any one credit agreement could also trigger cross-defaults under other existing and future credit agreements and other debt instruments, and materially and adversely affect our financial condition and ability to continue operating our business as a going concern.

Our securitizations may expose us to financing and other risks, and there can be no assurance that we will be able to access the securitization market in the future, which may require us to seek more costly financing.

As of February 22, 2022, we have completed eight securitizations, and we may in the future securitize certain of our finance receivables to generate cash to originate new finance receivables or to pay our outstanding indebtedness. In such transactions, we typically convey a pool of finance receivables to a special purpose entity, which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the issuing entity issues non-recourse notes or certificates pursuant to the terms of an indenture and/or amended and restated trust agreement, which then are transferred to the special purpose entity in exchange for the finance receivables. The securities issued by the issuing entity are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we typically receive the cash proceeds from the sale of the securities issued by the issuing entity, all residual interests, if any, in the cash flows from the finance receivables after payment of the securities, and a 100% beneficial interest in the issuing entity.

Although we successfully completed securitizations during the past four years, we can give no assurances that we will be able to complete additional securitizations, including if, for example, the securitization markets become constrained or events within the Company cause investors to lack confidence in our ability to fulfill our obligations as servicer with respect to the securitizations.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 29

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

An inability to consummate further securitization transactions on terms similar to our existing securitization transactions, or at all, could require us to seek more costly financing and/or have a material adverse effect on our business, financial condition, and results of operations.

We may be required to indemnify, or repurchase certain finance receivables from, purchasers of finance receivables that we have sold or securitized, or which we will sell or securitize in the future, if our finance receivables fail to meet certain criteria or characteristics or under other circumstances, which could adversely affect our results of operations, financial condition, and liquidity.

We have entered into certain financing arrangements, including revolving warehouse credit facilities, which are secured by certain retail installment contracts and promissory notes (the “Receivables”). In June 2018, we securitized approximately $168.5 million of Receivables, in December 2018, we securitized approximately $135.5 million of Receivables, in October 2019, we securitized approximately $144.5 million of Receivables, in September 2020, we securitized approximately $187.5 million of Receivables, in February 2021, we securitized approximately $260.4 million of Receivables, in July 2021, we securitized approximately $208.3 million of Receivables, in October 2021, we securitized approximately $147.0 million of Receivables, and in February 2022, we securitized approximately $264.6 million of Receivables. The securitizations from June 2018 and October 2019 have been redeemed and are no longer outstanding. Our operating subsidiaries originated the Receivables and subsequently transferred the Receivables to certain of our wholly-owned subsidiaries that were established for the special purpose of entering into the financing arrangements and the respective securitizations. The documents governing our financing arrangements and securitizations contain provisions that require us to repurchase the affected Receivables under certain circumstances. While our financing and securitization documents vary, they generally contain customary provisions that require us and the special purpose entities to make certain representations and warranties about the quality and nature of the Receivables. Together with the special purpose entities, we may be required to repurchase the Receivables if a representation or warranty is later determined to be inaccurate. In such a case, we will be required to pay a repurchase price for the release of the affected Receivables.

We believe that many purchasers of loans and other counterparties to transactions like those provided for in the revolving warehouse credit facilities, the securitizations, and other similar transactions are particularly aware of the conditions under which originators or sellers of such finance receivables must indemnify for or repurchase finance receivables, and may benefit from enforcing any available repurchase remedies. If we are required to repurchase Receivables that we have sold or pledged, it could adversely affect our results of operations, financial condition, and liquidity.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 30

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

In addition, rising interest rates will increase our cost of capital by influencing the amount of interest we pay on our senior revolving credit facility, our revolving warehouse credit facilities, or any other floating interest rate obligations that we may incur, which would increase our operating costs and decrease our operating margins. Interest payable on our senior revolving credit facility and our revolving warehouse credit facilities is variable and could increase in the future.

For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Replacement of LIBOR as the basis on which our variable rate debt is calculated may harm our cost of capital, financial results, and cash flows.

Borrowings under our senior revolving credit facility and our revolving warehouse credit facilities bear interest at rates that are calculated based on LIBOR, and from time to time, we purchase interest rate cap contracts with strike rates that are also calculated based on LIBOR. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. In November 2020, ICE Benchmark Administration, the administrator of LIBOR, with support from the U.S. Federal Reserve, announced a consultation period on its intention to continue US LIBOR quotes for the most actively used maturities on legacy transactions until June 2023. Following this announcement, multiple U.S. governmental agencies issued a joint statement encouraging banks to transition away from LIBOR for new contracts as soon as practicable and no later than December 31, 2021. The Secured Overnight Financing Rate, or SOFR, is a new index calculated by short-term repurchase agreements, backed by Treasury securities, that is anticipated to replace LIBOR. Although there have been a few issuances utilizing SOFR or the Sterling Overnight Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements of LIBOR, particularly for legacy transactions.

With the planned cessation of LIBOR, the method and rate used to calculate our variable-rate debt in the future may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Changes in interest rates may also influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, the transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity. We amended our first warehouse credit facility in April 2021 in part to provide for transition mechanics from LIBOR as a benchmark interest rate to another alternative benchmark rate or mechanism. In addition, our second and third warehouse credit facilities, which closed in April 2021, as well as our senior revolving credit facility and interest rate cap contracts, all include transition language. If this transition encounters delays or difficulties, it could affect our business, financial condition, and results of operations. Further, as many banks have yet to finalize and communicate transition plans from LIBOR to SOFR (or another alternative reference rate), and the potential effect of any such event on our cost of capital, financial results, and cash flows cannot yet be determined.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 31

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

Should economic conditions worsen, they may adversely affect the credit quality of our loans. In the event of increased default by borrowers under the loans, and/or a decrease in the volume of the loans we originate, our business, financial condition, and results of operations could be adversely affected.

Damage to our reputation could negatively impact our business.

Recently, financial services companies have been experiencing increased reputational risk as consumers take issue with certain of their practices or judgments. Maintaining a positive reputation is critical to our attracting and retaining customers, investors, and employees. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by outsourced service providers or other counterparties, litigation or regulatory actions, failure by us to meet minimum standards of service and quality, inadequate protection of customer information, and compliance failures. Negative publicity regarding our company (or others engaged in a similar business or activities), whether or not accurate, may damage our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Regulation and Legal Proceedings

Our business products and activities are strictly and comprehensively regulated at the local, state, and federal levels.

The consumer finance industry is extensively regulated by federal, state, and local consumer protection laws and regulations, including consumer protection laws and regulations relating to the creation, collection, and enforcement of consumer contracts, such as consumer loans. Personal loans that do not comply with consumer protection laws may not be enforceable against the borrowers of those loans. These laws and regulations impose significant costs and limitations on the way we conduct and expand our business, and these costs and limitations may increase in the future if such laws and regulations are changed. These laws and regulations govern or affect, among other things:

•	the interest rates and manner of calculating such rates that we may charge customers;
•	terms of loans, including fees, maximum amounts, and minimum durations;
•	origination practices;
•	disclosure requirements, including posting of fees;
•	solicitation and advertising practices;
•	currency and suspicious activity reporting;

Regional Management Corp. | 2021 Annual Report on Form 10-K | 32

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

At a federal level, these laws and their implementing regulations include, among others, the Truth in Lending Act and Regulation Z, the Consumer Financial Protection Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act and Regulation V, as amended by the Fair and Accurate Credit Transactions Act, the Gramm-Leach-Bliley Act, the Electronic Funds Transfer Act and Regulation E, the Federal Trade Commission Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Fair Debt Collection Practices Act and Regulation F, and the Telephone Consumer Protection Act, and requirements related to unfair, deceptive, or abusive acts or practices. Additionally, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. Many states and local jurisdictions have consumer protection laws analogous to, or in addition to, those listed above, such as usury laws and state debt collection practices laws that apply to first-party lenders. These laws affect how loans are made, enforced, and collected. The U.S. government and states may pass new laws, or may amend existing laws, to further regulate the consumer finance industry, installment loans, or to reduce the finance charges or other fees applicable to personal loans.

Federal and state consumer protection laws impose requirements, including licensing requirements, and place restrictions on creditors in connection with extensions of credit and collections on personal loans and protection of sensitive customer data obtained in the origination and servicing thereof. Personal loans that do not comply with consumer protection laws may not be valid or enforceable under their terms against the borrowers of those loans. Additionally, the CARES Act includes various provisions, such as requirements affecting credit reporting designed to protect customers. The federal and state consumer protection laws, rules, and regulations applicable to the solicitation and advertising for, underwriting of, granting, servicing, and collection of personal loans, and the protection of sensitive customer data, frequently provide for administrative penalties, as well as civil (and in some cases, criminal) liability resulting from their violation. An administrative proceeding or litigation relating to one or more allegations or findings of the violation of such laws by us could result in modifications to our methods of doing business, which could impair out ability to originate or otherwise acquire new loans or collect on our loan portfolio or result in us having to pay damages and/or cancel the balance or other amount owing under the loan associated with such violations. Our loans are subject to generally standard documentation. Thus, many borrowers may be similarly situated in so far as the provisions of their respective contractual obligations are concerned. Accordingly, allegations of violations of the provisions of applicable federal or state consumer protection laws could potentially result in a large class of claimants asserting claims against us. There is no assurance that such claims will not be asserted against us in the future.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 33

Our primary regulators are the state regulators for the states in which we operate. We operate each of our branches under licenses granted to us by these state regulators. State regulators may enter our branches and conduct audits of our records and practices at any time, with or without notice. If we fail to observe, or are not able to comply with, applicable legal requirements, we may be forced to discontinue certain product offerings, which could adversely affect our business, financial condition, and results of operations. In addition, violation of these laws and regulations could result in fines and other civil and/or criminal penalties, including the suspension or revocation of our branch licenses, rendering us unable to operate in one or more locations. All of the states in which we operate have laws governing the interest rates and fees that we can charge and required disclosure statements, among other restrictions. Violation of these laws could involve penalties requiring the forfeiture of principal and/or interest and fees that we have charged. Depending on the nature and scope of a violation, fines and other penalties for noncompliance of applicable requirements could be significant and could have a material adverse effect on our business, financial condition, and results of operations.

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

As we enter new markets and develop new products and services, we may become subject to additional local, state, and federal laws and regulations. For example, although we intend to expand into new states or markets, we may encounter unexpected regulatory or other difficulties in these new states, including as they relate to securing the necessary licenses to operate, which may inhibit our growth. As a result, we may not be able to successfully execute our strategies to grow our revenue and earnings.

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

Additionally, Congress, the states, and regulatory agencies could further regulate the consumer credit industry in ways that make it more difficult for us to conduct business. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex and robust, and following the financial crisis of 2008, supervisory efforts to apply relevant laws, regulations, and policies have become more intense. Any of the events described above could have a material adverse effect on all aspects of our business, financial condition, and results of operations.

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

Changes in laws and regulations or interpretations of laws and regulations could negatively impact our business, financial condition, and results of operations.

The laws and regulations directly affecting our lending activities are constantly under review and are subject to change. In addition, consumer advocacy groups and various other media sources continue to advocate for governmental and regulatory action to prohibit or severely restrict various financial products, including the loan products we offer. Any changes in such laws and

Regional Management Corp. | 2021 Annual Report on Form 10-K | 34

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

State and federal legislatures and regulators may also seek to impose new requirements or interpret or enforce existing requirements in new ways. Changes in current laws or regulations or the implementation of new laws or regulations in the future may restrict our ability to continue our current methods of operation or expand our operations. For example, in 2019, bills were introduced to Congress that sought to prohibit the practice of directly mailing convenience checks to potential borrowers and extend the Military Lending Act’s consumer protections to all consumers, including a 36 percent interest rate cap on all consumer loans. Similarly, in July 2021, the Veterans and Consumers Fair Credit Act was introduced in the Senate seeking to amend the Truth in Lending Act to effectively extend to all consumers the 36% interest rate cap that is currently only applicable to servicemembers and certain dependents under the Military Lending Act. While these bills have not become law, if similar bills were ultimately to become law, such legislation could materially and adversely affect our business, results of operations, and prospects.

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

Changes in laws or regulations may have a material adverse effect on all aspects of our business in a particular state and on our overall business, financial condition, and results of operations, including our ability to generate new loans and the manner in which existing loans are serviced and collected.

Financial regulatory reform has created uncertainty and could negatively impact our business, financial condition, and results of operations.

In response to the financial crisis in 2008, the Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act requires the creation of new federal regulatory agencies and grants additional authorities and responsibilities to existing regulatory agencies to identify and address emerging systemic risks posed by the activities of financial services firms. The Dodd-Frank Act also provides for enhanced regulation of derivatives and mortgage-backed securities offerings, restrictions on executive compensation, and enhanced oversight of credit rating agencies. The Dodd-Frank Act also limits the ability of federal laws to preempt state and local consumer laws.

Additionally, the Dodd-Frank Act established the CFPB within the Federal Reserve System, a new consumer protection regulator tasked with regulating consumer financial services and products. An October 2016 decision by the United States Court of Appeals for the District of Columbia Circuit (the “DC Circuit”) in PHH Corporation, et al. v. Consumer Financial Protection Bureau held that the organizational structure of the CFPB violated the separation of powers provisions found in the United States Constitution and that the President has the power to remove the CFPB Director at will, and to supervise and direct the CFPB Director. The CFPB appealed this decision and the DC Circuit en banc vacated the October 2016 decision in February 2017 and granted the CFPB’s request for an en banc rehearing of the case. The en banc hearing was held on May 24, 2017. On January 31, 2018, the DC Circuit ruled that the organizational structure of the CFPB is constitutional and that the President has the power to remove the CFPB Director only for cause. However, on June 29, 2020, the U.S. Supreme Court issued its ruling in the challenge to the CFPB’s constitutionality brought by debt collection law firm Seila Law, LLC (Seila Law LLC v. Consumer Financial Protection Bureau, Docket No. 19-7 (June 29, 2020)). This case was on appeal from the U.S. Court of Appeals for the Ninth Circuit, where Seila Law challenged the constitutionality of the CFPB based on the “for-cause removal” provision of the Consumer Financial Protection Act challenged

Regional Management Corp. | 2021 Annual Report on Form 10-K | 35

also in the PHH Corporation matter. The Supreme Court granted certiorari on the question of the leadership structure’s constitutionality, but also ordered the parties to brief and argue a second question on whether the for-cause removal provision was severable from the remainder of the Dodd-Frank Act, which contains a severability clause. The Court was divided in its decision, with a five-Justice majority holding that the structure of the CFPB violates the separation of powers. A three-Justice plurality then held that the for-cause removal provision is severable from the other statutory provisions bearing on the CFPB’s authority. As such, the Court’s opinion effectively severed the for-cause provision and made the CFPB Director removable at will by the President. Subsequent to the Court’s decision, the CFPB announced that it is ratifying nearly all of its regulations, policies, and actions taken prior to the Supreme Court’s decision, noting that they will still be in effect going forward, with certain exceptions. There also are legislative proposals in Congress which, among other proposed amendments to the Dodd-Frank Act, would significantly reform the CFPB’s structure, authority, and/or mandate. As a result of these judicial and legislative actions, there is, and will continue to be, uncertainty regarding the future of the CFPB and the impact on the lending markets.

The Dodd-Frank Act impacts the offering, marketing and regulation of consumer financial products and services offered by financial institutions. The CFPB will have supervision, examination and enforcement authority over the consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB also has broad rulemaking and enforcement authority over providers of credit, savings, and payment services and products and authority to prevent “unfair, deceptive or abusive” practices. The CFPB has the authority to write regulations under federal consumer financial protection laws, and to enforce those laws against and examine large financial institutions for compliance.

For example, the Dodd-Frank Act gives the CFPB supervisory authority over entities that are designated by rule as “larger participants” in certain financial services markets, and the CFPB contemplates regulating the traditional installment lending industry in which we participate as part of the “consumer credit and related activities” market. In the past, the CFPB has indicated that it may in the future issue a proposed rule defining larger participants in the installment lending market. While the CFPB has not yet issued a “larger participant” rule applicable to our company, the CFPB indicated in its January 2021 Taskforce on Federal Consumer Financial Law Report that it “believes it is time to articulate some clear standards for this important decision,” and that it recommends the “Bureau should revisit its larger participant rules to assess the cost and benefits of the rules in conducting effective supervision and promoting consumer protection.” This suggests that the CFPB may issue a proposed rule defining larger participants to include installment lending industry participants such as our company. If in the future we are covered by a final larger participant rule for the installment lending market, we could become subject to related CFPB supervision and examination. In addition to the Dodd-Frank Act’s grant of regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws.

The CFPB is also authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Depending on how the CFPB functions and its areas of focus, it could increase our compliance costs, potentially delay our ability to respond to marketplace changes, result in requirements to alter products and services that would make them less attractive to consumers and impair our ability to offer products and services profitably. The CFPB is authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $6,323 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $31,616 per day for reckless violations and $1,264,622 per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials find that we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on Regional.

Before issuing a final rule pursuant to its rulemaking authority under the Dodd-Frank Act, the CFPB generally announces and explains its proposals to address an issue and invites public comment. For example, in 2020, the CFPB sought public comments on its proposed Regulation F, implementing the Fair Debt Collection Practices Act, and issued its final rule on October 30, 2020 with an effective date of November 30, 2021. The proposed rules and the public comments received on them ultimately form the basis of the final rules promulgated by the CFPB.

In addition to pre-existing enforcement rights for state attorneys general, the Dodd-Frank Act gives attorneys general authority to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority. In conducting an investigation, the CFPB or state attorneys general may issue a civil investigative demand requiring a target company to prepare and submit, among other items, documents, written reports, answers to interrogatories, and deposition testimony. If we become subject to investigation, the required response could result in substantial costs and a diversion of its management’s attention and resources.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 36

In addition, the market price of our common stock could decline as a result of the initiation of a CFPB investigation of our company or even the perception that such an investigation could occur, even in the absence of any finding by the CFPB that we have violated any state or federal law.

Although many of the regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant legislation may be interpreted and enforced or the full extent to which implementing regulations and supervisory policies may affect it. The President and current Congress may impact the extent to which new or revised legislation or regulations are adopted, and whether provisions of the Dodd-Frank Act and rules promulgated thereunder, including those provisions establishing the CFPB and the rules and regulations proposed and enacted by the CFPB, may be revised, repealed, or amended. There can be no assurance that future reforms will not significantly and adversely impact our business, financial condition, and results of operations.

We sell certain of our loans, including, in some instances, charged-off loans and loans where the borrower is in default, which could subject us to heightened regulatory scrutiny, expose us to legal action, cause us to incur losses, and/or limit or impede our collection activity.

As part of our business model, we have purchased and sold, and may in the future purchase and sell, some of our finance receivables, including loans that have been charged-off and loans where the borrower is in default. The CFPB and other regulators recently have significantly increased their scrutiny of debt buyers and sales, especially delinquent and charged-off debt. The CFPB has criticized and/or penalized sellers of debt for insufficient documentation to support and verify the validity or amount of the debt. It has also criticized and/or penalized debt collectors for, among other things, impermissible collection tactics, attempting to collect debts that are no longer valid, misrepresenting the amount of the debt, not having sufficient documentation to verify the validity or amount of the debt, and failing to obtain or maintain proper licenses. Accordingly, our sales of loans could expose us to lawsuits or fines by regulators if we do not have sufficient documentation to support and verify the validity and amount of the loans underlying the transactions, or if we or purchasers of our loans use collection methods that are viewed as unfair, deceptive, or abusive, or if purchasers of our loans fail to obtain or maintain proper licenses.

Our use of third-party vendors is subject to increasing regulatory attention.

The CFPB and other regulators have issued regulatory guidance that has focused on the need for financial institutions to oversee their business relationships with service providers in a manner that ensures such service providers comply with applicable law. This results in increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement and decreasing the benefit that we receive from using third-party vendors. Moreover, if regulators conclude that we have not met the heightened standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist, or other remedial actions, which could have an adverse effect on our business, financial condition, and results of operations.

We are subject to government regulations concerning our hourly and our other employees, including minimum wage, overtime, and health care laws.

We are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime, and working conditions and immigration status. Legislated increases in the federal minimum wage and increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Unionizing and collective bargaining efforts have received increased attention nationwide in recent periods. Should our employees become represented by unions, we would be obligated to bargain with those unions with respect to wages, hours, and other terms and conditions of employment, which is likely to increase our labor costs. Moreover, as part of the process of union organizing and collective bargaining, strikes and other work stoppages may occur, which would cause disruption to our business. Similarly, many employers nationally in similar retail environments have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, with such actions sometimes brought as class actions. These actions can result in material liabilities and expenses. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, break, and working time, it may distract our management from business matters and result in increased labor costs. In addition, we currently sponsor employer-subsidized premiums for major medical programs for eligible personnel who elect health care coverage through our insurance programs. As a result of regulatory changes, we may not be able to continue to offer health care coverage to our employees on affordable terms or at all and subsequently may face increased difficulty in hiring and retaining employees. If we are unable to locate, attract, train, or retain

Regional Management Corp. | 2021 Annual Report on Form 10-K | 37

qualified personnel, or if our costs of labor increase significantly, our business, financial condition, and results of operations may be adversely affected.

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

We are subject to a number of federal and state consumer privacy, data protection, and information security laws and regulations. Moreover, various federal and state regulatory agencies require us to notify customers in the event of a security breach. Federal and state legislators and regulators are increasingly pursuing new guidance, laws, and regulations in these areas. Compliance with current or future customer privacy, data protection, and information security laws and regulations could result in higher compliance, technology, or other operating costs. Any violations of these laws and regulations may require us to change our business practices or operational structure, and could subject us to legal claims, monetary penalties, sanctions, and the obligation to indemnify and/or notify customers or take other remedial actions.

Federal or state laws issued in response to the COVID-19 pandemic could have an adverse impact on our company.

In response to the COVID-19 pandemic, on March 27, 2020, the CARES Act was signed into law. The CARES Act is extensive and significant legislation. It is possible that compliance with the CARES Act may impose costs on, or create operational constraints, for us. Further, certain governmental authorities, including federal, state, or local governments, could enact, and in some cases already have enacted, laws, regulations, executive orders, or other guidance as a result of the COVID-19 pandemic that allow borrowers to forgo making scheduled payments for some period of time, require modifications to loans (e.g. waiving accrued interest), preclude creditors from exercising certain rights or taking certain actions with respect to collateral, or mandate limited operations or temporary closures of our branches or other operations as “non-essential businesses” or otherwise. Additionally, the CARES Act includes various provisions, such as requirements affecting credit reporting, designed to protect consumers.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 38

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

On October 29, 2020, we announced that our Board of Directors initiated and declared a quarterly cash dividend of $0.20 per share, which was increased by our Board of Directors to $0.25 per share on June 15, 2021 and to $0.30 per share on February 9, 2022. We intend to continue to pay a quarterly cash dividend for the foreseeable future; however, the declaration, amount, and payment of any future cash dividends on shares of our common stock will be at the discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay cash dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior revolving credit facility. A reduction or elimination of our dividend payments in the future could have a negative effect on our stock price.

Your stock ownership may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, or otherwise.

We have approximately 986 million shares of common stock authorized but unissued, as of March 1, 2022. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its discretion, whether in connection with acquisitions or otherwise. Our stockholders previously approved the Regional Management Corp. 2015 Long-Term Incentive Plan (as amended and/or restated, the “2015 Plan”). As of December 31, 2021, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of our common stock that may be issued under the 2015 Plan may not exceed the sum of (a) 2,600,000 shares plus (b) any shares remaining available for the grant of awards as of the 2015 Plan effective date under the 2007 Management Incentive Plan (the “2007 Plan”) or the 2011 Stock Incentive Plan (the “2011 Plan”), plus (c) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. We have 1,023,441 shares available for issuance under the 2015 Plan, as of March 1, 2022. In addition, our Board may recommend in the future that our stockholders approve new stock plans. Any common stock that we issue, including under our 2015 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 39

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 40

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters operations are located in an approximately 51,700 square foot leased facility in Greer, South Carolina, a town located outside of Greenville, South Carolina. As of March 1, 2022, each of our 354 branches is leased under fixed-term lease agreements. Our branches are currently located in 14 states throughout the United States, and the average branch size is approximately 1,604 square feet.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 41

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “RM.”

Holders

As of March 1, 2022, there were 20 registered holders of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by those record holders, but we believe that there were approximately 5,793 beneficial owners of our common stock as of February 11, 2022.

Non-Affiliate Ownership

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates, as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders as of June 30, 2021. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is incorporated by reference in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Dividends; Stock Repurchases

In October 2020, we announced that our Board of Directors initiated and declared a quarterly cash dividend program. The following table sets forth the dividends declared and paid for the periods indicated:

Three Months Ended	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
March 31, 2021	February 10, 2021	February 23, 2021	March 12, 2021	$0.20
June 30, 2021	May 4, 2021	May 26, 2021	June 15, 2021	$0.25
September 30, 2021	August 3, 2021	August 25, 2021	September 15, 2021	$0.25
December 31, 2021	November 2, 2021	November 24, 2021	December 15, 2021	$0.25
Total				$0.95

On February 9, 2022, the Board of Directors declared a quarterly dividend of $0.30, payable on March 16, 2022, to stockholders of record on February 23, 2022. We currently expect that comparable quarterly cash dividends will continue to be paid in the future. We anticipate that future dividend declarations will occur in February, May, August, and November, with payment being made in March, June, September, and December.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 42

The following table provides information regarding our repurchase of our common stock during the three months ended December 31, 2021.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted- Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
October 1, 2021 – October 31, 2021	75,893	$56.31	75,893	$7,754,861
November 1, 2021 – November 30, 2021	96,942	58.34	96,942	$2,099,617
December 1, 2021 – December 31, 2021	26,320	56.98	26,320	$600,026
Total	199,155	$57.38	199,155

* On May 4, 2021, we announced that our Board had authorized a new stock repurchase program, allowing for the repurchase of up to $30.0 million of our outstanding shares of common stock in open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. The authorization was effective immediately and extended through April 29, 2023. On August 3, 2021, we announced that our Board had approved a $20.0 million increase in the amount authorized under the stock repurchase program, from $30.0 million to $50.0 million. The authorization was effective immediately and extended through July 29, 2023. In January 2022, we completed this repurchase program after purchasing approximately 945 thousand shares of common stock pursuant to the program.

On February 9, 2022, we announced that our Board had authorized a new stock repurchase program, allowing for the repurchase of up to $20.0 million of outstanding shares of common stock in open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. The authorization was effective immediately and extends through February 3, 2024. See Note 20, “Subsequent Events,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our Board’s authorization of this new stock repurchase program.

The declaration, amount, and payment of any future cash dividends on shares of common stock and/or repurchases of common stock will be at the discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions; our financial condition and results of operations; our available cash and current and anticipated cash needs; capital requirements; contractual, legal, tax, and regulatory restrictions and implications on the payment of cash dividends by us to our stockholders or by our subsidiaries to us; and such other factors as our Board of Directors may deem relevant. Our amended and restated senior revolving credit facility includes a provision restricting our ability to pay dividends on our common stock based upon, among other things, our net income and hypothetical availability under the credit facility. Likewise, certain of our credit facilities restrict certain of our wholly owned subsidiaries from paying dividends to us, subject to certain exceptions.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 43

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

The following graph shows a comparison of the cumulative total return for our common stock, the NYSE Composite Index, and the NYSE Financial Index for the five years ended December 31, 2021. The graph assumes that $100 was invested at the market close on December 31, 2016, in the common stock of the Company, the NYSE Composite Index, and the NYSE Financial Index, and data for each assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 44

ITEM 6.	RESERVED.

Not applicable.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 45

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of December 31, 2021, we operated under the name “Regional Finance” in 350 branch locations in 13 states across the United States, serving 460,600 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of December 31, 2021, we had 269.5 thousand small installment loans outstanding, representing $445.0 million in net finance receivables. This included 137.2 thousand small loan convenience checks, representing $197.5 million in net finance receivables.

•

Large Loans (>$2,500) – As of December 31, 2021, we had 184.1 thousand large installment loans outstanding, representing $969.4 million in net finance receivables. This included 15.7 thousand large loan convenience checks, representing $49.2 million in net finance receivables.

•	Retail Loans – As of December 31, 2021, we had 6.7 thousand retail purchase loans outstanding, representing $10.5 million in net finance receivables.
•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 46

Impact of COVID-19 Pandemic on Outlook

The COVID-19 pandemic has resulted in economic disruption and uncertainty. At the outset of the pandemic, during the second quarter of 2020, we experienced a decrease in demand. Since that time, our loan growth has steadily increased. As of December 31, 2021, our net finance receivables were $1.4 billion, $290.0 million higher than as of December 31, 2020. Future consumer demand remains subject to the uncertainty around the extent and duration of the pandemic.

As a result of the pandemic, we experienced temporary closure of some branches in 2021 due to company-initiated quarantine measures. However, all of our branches were open for the majority of 2021.

Throughout the pandemic, we have employed a data-driven approach to managing our risk, which is essential during periods of market volatility. We manage this risk through our custom risk and response scorecards, analysis of early payment activity, and detailed geographic and customer segmentation to ensure that incremental direct mail loan volume is capable of absorbing credit losses at two to three times our historical levels while still providing positive contribution margin.

We proactively adjusted our underwriting criteria at the start of the pandemic in 2020 to adapt to the new environment and continue to originate loans with appropriately enhanced lending criteria. As we progress through the pandemic and acquire additional data, we continue to update and sharpen our underwriting standards, paying close attention to those geographies and industries that have been most affected by the virus and related economic disruption. As of December 31, 2021, our allowance for loan losses included $14.4 million of reserves related to the expected economic impact of the COVID-19 pandemic. Our contractual delinquency as a percentage of net finance receivables increased to 6.0% as of December 31, 2021, up from 5.3% as of December 31, 2020. We believe this increase corresponds to the decrease in pandemic-related government stimulus. Going forward, we may experience changes to the macroeconomic assumptions within our forecast and changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. During 2021, we (i) successfully closed a $248.7 million asset-backed securitization with a three-year revolving period and weighted-average coupon (“WAC”) of 2.08% (replacing a prior transaction with a two-year revolving period and WAC of 4.87%); (ii) enhanced our warehouse facility capacity to $300.0 million by amending and restating our previously existing warehouse facility and closing two new warehouse credit facilities; (iii) successfully closed asset-backed securitizations of $200.0 million, and $125.0 million, respectively, each with five-year revolving periods. As of December 31, 2021, we had $209.7 million of immediate liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. Our liquidity position has improved $15.3 million since December 31, 2020. In addition, we ended 2021 with $556.8 million of unused capacity on our revolving credit facilities (subject to the borrowing base). We believe our liquidity position provides us substantial runway to fund our growth initiatives and to support the fundamental operations of our business.

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

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. The CECL accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of portfolio liquidation, and larger provisions for credit losses in periods of portfolio growth compared to prior years. Consequently, we experience seasonal fluctuations in our operating results. However, changes in borrower assistance programs and customer access

Regional Management Corp. | 2021 Annual Report on Form 10-K | 47

to external economic stimulus measures related to the COVID-19 pandemic have impacted our typical seasonal trends for loan volume and delinquency.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average net finance receivables were $1.2 billion in 2021 and $1.1 billion in 2020. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of loans that we are able to service. In April 2021, we opened our first branch in Illinois, our twelfth state, and in September 2021, we opened our first branch in Utah, our thirteenth state. In February 2022, we opened our first branch in Mississippi, our fourteenth state. We expect to enter at least an additional five states by the end of 2022. After assessing our legacy branch network for clear opportunities to consolidate operations into larger branches within close geographic proximity, we closed 31 branches during the fourth quarter of 2021. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service. We plan to add additional branches in new and existing states where it is favorable for us to conduct business.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we have purchased interest rate cap contracts. As of December 31, 2021, we held interest rate cap contracts with an aggregate notional principal amount of $550.0 million.

Operating Costs. Our financial results are impacted by the costs of operations and head office functions. Those costs are included in general and administrative expenses within our consolidated statements of income.

Components of Results of Operations

Interest and Fee Income. Our interest and fee income consists primarily of interest earned on outstanding loans. Accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If the account is charged off, the accrued interest income is reversed as a reduction of interest and fee income.

Most states allow certain fees in connection with lending activities, such as loan origination fees, acquisition fees, and maintenance fees. Some states allow for higher fees while keeping interest rates lower. Loan fees are additional charges to the customer and generally are included in the annual percentage rate shown in the Truth in Lending disclosure that we make to our customers. The fees may or may not be refundable to the customer in the event of an early payoff, depending on state law. Fees are recognized as income over the life of the loan on the constant yield method.

Insurance Income, Net. Our insurance operations are a material part of our overall business and are integral to our lending activities. Insurance income, net consists primarily of earned premiums, net of certain direct costs, from the sale of various optional payment and collateral protection insurance products offered to customers who obtain loans directly from us. Insurance income, net also includes the earned premiums and direct costs associated with the non-file insurance that we purchase to protect us from

Regional Management Corp. | 2021 Annual Report on Form 10-K | 48

credit losses where, following an event of default, we are unable to take possession of personal property collateral because our security interest is not perfected. We do not sell insurance to non-borrowers. Direct costs included in insurance income, net are claims paid, claims reserves, ceding fees, and premium taxes paid. We do not allocate to insurance income, net, any other head office or branch administrative costs associated with management of insurance operations, management of captive insurance company, marketing and selling insurance products, legal and compliance review, or internal audits.

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of December 31, 2021, the restricted cash balance for these cash reserves was $19.9 million. The unaffiliated insurance company maintains the reserves for non-life claims.

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

General and Administrative Expenses. Our financial results are impacted by the costs of operations and head office functions. Those costs are included in general and administrative expenses within our consolidated statements of income. Our general and administrative expenses are comprised of four categories: personnel, occupancy, marketing, and other. We measure our general and administrative expenses as a percentage of average net finance receivables, which we refer to as our operating expense ratio.

Our personnel expenses are the largest component of our general and administrative expenses and consist primarily of the salaries and wages, overtime, contract labor, relocation costs, incentives, benefits, and related payroll taxes associated with all our operations and head office employees.

Our occupancy expenses consist primarily of the cost of renting our facilities, all of which are leased, and the utility, depreciation of leasehold improvements and furniture and fixtures, communication services, data processing, and other non-personnel costs associated with operating our business.

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

Interest Expense. Our interest expense consists primarily of paid and accrued interest for debt, unused line fees, and amortization of debt issuance costs on debt. Interest expense also includes costs attributable to the change in the fair value of interest rate caps.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 49

deferred tax assets and liabilities is recognized in the period in which the change occurs, and the effects of future tax rate changes are recognized in the period in which the enactment of new rates occurs.

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables:

	Year Ended December 31,
	2021		2020		2019
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$382,544	31.5%	$335,215	31.2%	$321,169	31.8%
Insurance income, net	35,482	2.9%	28,349	2.6%	20,817	2.1%
Other income	10,325	0.9%	10,342	1.0%	13,727	1.4%
Total revenue	428,351	35.3%	373,906	34.8%	355,713	35.3%
Expenses
Provision for credit losses	89,015	7.3%	123,810	11.5%	99,611	9.9%

Personnel	119,833	9.9%	109,560	10.2%	94,000	9.3%
Occupancy	24,126	2.0%	22,629	2.1%	22,576	2.2%
Marketing	14,405	1.2%	10,357	1.0%	8,206	0.8%
Other	37,150	3.0%	33,770	3.1%	32,202	3.3%
Total general and administrative	195,514	16.1%	176,316	16.4%	156,984	15.6%

Interest expense	31,349	2.6%	37,852	3.6%	40,125	4.0%
Income before income taxes	112,473	9.3%	35,928	3.3%	58,993	5.8%
Income taxes	23,786	2.0%	9,198	0.8%	14,261	1.4%
Net income	$88,687	7.3%	$26,730	2.5%	$44,732	4.4%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

Comparison of December 31, 2021, Versus December 31, 2020

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $42.0 million, or 10.4%, to $445.0 million at December 31, 2021, from $403.1 million at December 31, 2020. The increase was the result of new growth initiatives, improved customer loan demand, and increased marketing, partially offset by the general transition of small loan customers to large loans.

•

Large Loans (>$2,500) – Large loans outstanding increased by $254.1 million, or 35.5%, to $969.4 million at December 31, 2021, from $715.2 million at December 31, 2020. The increase was due to new growth initiatives, improved customer loan demand, increased marketing, and the transition of small loan customers to large loans.

•

Automobile Loans – Automobile loans outstanding decreased by $2.5 million, or 65.5%, to $1.3 million at December 31, 2021, from $3.9 million at December 31, 2020. We ceased originating automobile loans in November 2017 to focus on growing our core loan portfolio.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 50

•	Retail Loans – Retail loans outstanding decreased $3.6 million, or 25.2%, to $10.5 million at December 31, 2021, from $14.1 million at December 31, 2020.
	Net Finance Receivables by Product
Dollars in thousands	December 31, 2021	December 31, 2020	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$445,023	$403,062	$41,961	10.4%
Large loans	969,351	715,210	254,141	35.5%
Total core loans	1,414,374	1,118,272	296,102	26.5%
Automobile loans	1,343	3,889	(2,546)	(65.5)%
Retail loans	10,540	14,098	(3,558)	(25.2)%
Total net finance receivables	$1,426,257	$1,136,259	$289,998	25.5%
Number of branches at period end	350	365	(15)	(4.1)%
Net finance receivables per branch	$4,075	$3,113	$962	30.9%

Comparison of the Year Ended December 31, 2021, Versus the Year Ended December 31, 2020

Net Income. Net income increased $62.0 million, or 231.8%, to $88.7 million in 2021, from $26.7 million in 2020. The increase was primarily due to an increase in revenue of $54.4 million, a decrease in provision for credit losses of $34.8 million, and a decrease in interest expense of $6.5 million, offset by an increase in general and administrative expenses of $19.2 million and an increase in income taxes of $14.6 million.

Revenue. Total revenue increased $54.4 million, or 14.6%, to $428.4 million in 2021, from $373.9 million in 2020. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $47.3 million, or 14.1%, to $382.5 million in 2021, from $335.2 million in 2020. The increase was primarily due to a 13.0% increase in average net finance receivables and a 0.3% increase in average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Year Ended			Average Yields for the Year Ended
Dollars in thousands	December 31, 2021	December 31, 2020	YoY % Inc (Dec)	December 31, 2021	December 31, 2020	YoY % Inc (Dec)
Small loans	$394,394	$406,675	(3.0)%	38.2%	37.3%	0.9%
Large loans	805,808	642,085	25.5%	28.5%	27.9%	0.6%
Automobile loans	2,422	6,315	(61.6)%	13.0%	14.0%	(1.0)%
Retail loans	11,259	18,791	(40.1)%	18.3%	18.2%	0.1%
Total interest and fee yield	$1,213,883	$1,073,866	13.0%	31.5%	31.2%	0.3%

Small and large loan yields increased 0.9% and 0.6%, respectively, in 2021 compared to 2020 primarily due to improved credit performance across the portfolio as a result of tightened underwriting during the pandemic and our overall mix shift towards higher credit quality customers, resulting in fewer loans in non-accrual status and fewer interest accrual reversals.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield percentage.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 51

We continue to originate new loans with enhanced lending criteria. Demand for our loan products has continued to recover as total originations increased to $1.5 billion in 2021, from $1.1 billion in 2020. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Year Ended
Dollars in thousands	December 31, 2021	December 31, 2020	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$602,613	$516,124	$86,489	16.8%
Large loans	856,699	557,952	298,747	53.5%
Retail loans	8,275	9,201	(926)	(10.1)%
Total loans originated	$1,467,587	$1,083,277	$384,310	35.5%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Small loans	$(4,576)	$3,781	$(114)	$(909)
Large loans	45,737	3,530	900	50,167
Automobile loans	(546)	(64)	40	(570)
Retail loans	(1,373)	23	(9)	(1,359)
Product mix	4,465	(4,066)	(399)	—
Total increase in interest and fee income	$43,707	$3,204	$418	$47,329

The $47.3 million increase in interest and fee income in 2021 compared to 2020 was primarily driven by growth of our average net finance receivables and improved credit performance across the portfolio, which resulted in fewer loans in non-accrual status and fewer interest accrual reversals. These benefits were partially offset by the intended product mix shift toward large loans and the portfolio composition shift toward higher credit quality customers with lower interest rates due to the use of enhanced credit standards during the pandemic.

Insurance Income, Net. Insurance income, net increased $7.1 million, or 25.2%, to $35.5 million in 2021, from $28.3 million in 2020. In both 2021 and 2020, personal property insurance premiums represented the largest component of aggregate earned insurance premiums, and life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Year Ended
Dollars in thousands	December 31, 2021	December 31, 2020	YoY $ B(W)	YoY % B(W)
Earned premiums	$53,218	$42,816	$10,402	24.3%
Claims, reserves, and certain direct expenses	(17,736)	(14,467)	(3,269)	(22.6)%
Insurance income, net	$35,482	$28,349	$7,133	25.2%

Fiscal 2021 earned premiums increased by $10.4 million and claims, reserves, and certain direct expenses increased by $3.3 million, in each case compared to 2020. The increase in earned premiums was primarily due to loan growth and adjusted pricing. The increase in claims, reserves, and certain direct expenses compared to 2020 was primarily due to increases in insurance claims expense and ceding fees of $2.8 million and $0.6 million, respectively, offset by a $0.3 million decrease in reserves for expected insurance claims during 2021.

Other Income. Other income of $10.3 million in 2021 was comparable to $10.3 million in 2020.

Provision for Credit Losses. Our provision for credit losses decreased $34.8 million, or 28.1%, to $89.0 million in 2021, from $123.8 million in 2020. The decrease was due to a decrease in the allowance for credit losses of $18.4 million primarily due to the release of COVID-19 reserves in 2021 and a decrease in net credit losses of $16.4 million compared to the prior-year period.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 52

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	Allowance for Credit Losses for the Year Ended
Dollars in thousands	December 31, 2021	December 31, 2020
Beginning balance	$150,000	$62,200
Impact of CECL adoption	—	60,100
COVID-19 reserve build (release)	(16,000)	30,400
General reserve build (release) due to portfolio change	25,300	(2,700)
Ending balance	$159,300	$150,000
Allowance for credit losses as a percentage of net finance receivables	11.2%	13.2%

As of December 31, 2021, our allowance for credit losses included $14.4 million of reserves related to the expected economic impact of the COVID-19 pandemic. The allowance for credit losses included a net build of $25.3 million related to portfolio growth and a base reserve release of $2.7 million during 2021 and 2020, respectively. We ran several macroeconomic stress scenarios, and our final forecast assumes a resumption of normal unemployment rates at the end of 2022. See Note 4, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our allowance for credit losses.

Net Credit Losses. Net credit losses decreased $16.4 million, or 17.1%, to $79.7 million in 2021, from $96.1 million in 2020. The decrease was primarily due to historically low delinquency levels. Net credit losses as a percentage of average net finance receivables were 6.6% in 2021, compared to 8.9% in 2020. We expect future increases to net credit losses as a percentage of average net finance receivables as our delinquency rates rise toward more normalized levels.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables increased to 6.0% as of December 31, 2021, from 5.3% as of December 31, 2020 as delinquency levels continued to normalize. Our credit performance remains strong due to the quality and adaptability of our underwriting criteria and the performance of our custom scorecards. We expect contractual delinquency as a percentage of net finance receivables to continue to rise towards more normalized levels in future periods.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	December 31, 2021		December 31, 2020
Current	$1,237,165	86.7%	$990,467	87.2%
1 to 29 days past due	104,201	7.3%	85,342	7.5%
Delinquent accounts:
30 to 59 days	25,283	1.9%	18,381	1.6%
60 to 89 days	20,395	1.4%	14,955	1.3%
90 to 119 days	15,962	1.0%	10,496	0.9%
120 to 149 days	12,466	0.9%	9,085	0.8%
150 to 179 days	10,785	0.8%	7,533	0.7%
Total contractual delinquency	$84,891	6.0%	$60,450	5.3%
Total net finance receivables	$1,426,257	100.0%	$1,136,259	100.0%

	Contractual Delinquency by Product
Dollars in thousands	December 31, 2021		December 31, 2020
Small loans	$39,794	8.9%	$27,703	6.9%
Large loans	44,264	4.6%	31,259	4.4%
Automobile loans	84	6.3%	296	7.6%
Retail loans	749	7.1%	1,192	8.5%
Total contractual delinquency	$84,891	6.0%	$60,450	5.3%

Regional Management Corp. | 2021 Annual Report on Form 10-K | 53

General and Administrative Expenses. Our general and administrative expenses increased $19.2 million, or 10.9%, to $195.5 million in 2021 from $176.3 million in 2020. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $10.3 million, or 9.4%, to $119.8 million in 2021, from $109.6 million in 2020. We had several offsetting increases and decreases in personnel expenses during 2021. Labor expense and incentive costs increased $7.8 million and $7.4 million, respectively, compared to 2020. Additionally, 2021 included branch optimization costs of $0.3 million. Capitalized loan origination costs, which reduced personnel expenses, increased by $1.8 million compared to the 2020 due to an increase in loans originated. Additionally, 2020 included executive transition costs of $3.0 million and severance expense related to workforce actions of $0.8 million.

Occupancy. Occupancy expenses increased $1.5 million, or 6.6%, to $24.1 million in 2021, from $22.6 million in 2020. The increase was primarily due to costs related to our branch optimization initiative of $1.1 million and an increase in COVID-19 enhanced sanitation efforts of $0.2 million.

Marketing. Marketing expenses increased $4.0 million, or 39.1%, to $14.4 million in 2021, from $10.4 million in 2020. The increase was primarily due to increased activity in our direct mail campaigns and digital marketing to support growth and abnormally low marketing spend in the second quarter of 2020. At the outset of the pandemic during the second quarter of 2020, we temporarily paused direct mail and digital marketing aimed at customer acquisition, before gradually restarting our marketing campaigns in May 2020.

Other Expenses. Other expenses increased $3.4 million, or 10.0%, to $37.2 million in 2021, from $33.8 million in 2020, primarily due to increased investment in digital and technological capabilities of $3.0 million. Additionally, we often experience increases in other expenses including legal and settlement expenses, external fraud, collections expense, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our operating expense ratio decreased by 0.3% to 16.1% during 2021 from 16.4% during 2020. Fiscal 2021 included a ratio increase of 0.1% related to branch optimization expenses of $1.6 million. Fiscal 2020 included non-operating expenses of $3.1 million of executive transition costs, severance expense related to workforce actions of $0.8 million, and system outage costs of $0.7 million which increased our operating expense ratio by 0.4% in 2020.

Interest Expense. Interest expense on debt decreased $6.5 million, or 17.2%, to $31.3 million in 2021, from $37.9 million in 2020. The decrease was primarily due to favorable mark-to-market adjustments on interest rate caps of $2.7 million in 2021 compared to unfavorable mark-to-market adjustments on interest rate caps of $0.3 million in 2020 and a decrease in our average cost of debt, offset by an increase in the average balance of our debt facilities. The average cost of our total debt decreased 1.60% to 3.59% in 2021, from 5.19% in 2020, primarily reflecting the lower rate environment.

Income Taxes. Income taxes increased $14.6 million, or 158.6%, to $23.8 million in 2021, from $9.2 million in 2020. The increase was primarily due to a $76.5 million increase in income before taxes compared to 2020. Our effective tax rate decreased to 21.1% in 2021, compared to 25.6% in 2020. Fiscal 2021 was impacted by tax benefits from the exercise and vesting of share-based awards and amended state tax returns. The effective tax rate for 2020 was impacted by the margin tax in Texas that was based on gross income, rather than net income, and non-deductible executive compensation (including executive transition costs) under Internal Revenue Code Section 162(m) that was not correlated to income before taxes.

Comparison of the Year Ended December 31, 2020, Versus the Year Ended December 31, 2019

For a comparison of our results of operations for the years ended December 31, 2020 and December 31, 2019, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (which was filed with the SEC on February 25, 2021), which comparison is incorporated by reference herein.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short- and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our

Regional Management Corp. | 2021 Annual Report on Form 10-K | 54

funding sources. As of December 31, 2021, we had a funded debt-to-equity ratio (debt divided by total stockholders’ equity) of 3.9 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 19.4%.

Cash and cash equivalents increased to $10.5 million as of December 31, 2021, from $8.1 million as of December 31, 2020. As of December 31, 2021 and December 31, 2020 we had $199.2 million and $186.3 million, respectively, of immediate availability to draw down cash from our revolving credit facilities. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $556.8 million and $438.1 million as of December 31, 2021 and 2020, respectively. Our total debt increased to $1.1 billion as of December 31, 2021, from $768.9 million as of December 31, 2020.

A summary of the future material financial obligations requiring repayments as of December 31, 2021 is as follows:

	Future Material Financial Obligations by Period
Dollars in thousands	Next Twelve Months	Beyond Twelve Months	Total
Principal payments on debt obligations	$74,703	$1,033,250	$1,107,953
Interest payments on debt obligations	28,635	60,710	89,345
Operating lease obligations	7,248	28,068	35,316
Total	$110,586	$1,122,028	$1,232,614
Based upon anticipated cash flows, management believes that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving period maturities of our securitizations and warehouse credit facilities (each as described below within “Financing Arrangements”) range from October 2022 to September 2026. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Share Repurchase and Dividends.

In October 2020, we announced that our Board had authorized a stock repurchase program allowing for the repurchase of up to $30.0 million of our outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately and extended through October 22, 2022. In May 2021, we completed this stock repurchase program, repurchasing a total of 1.0 million shares pursuant to the program.

In May 2021, we announced that our Board had authorized a stock repurchase program, allowing for the repurchase of up to $30.0 million of our outstanding shares of common stock. Share repurchases under the stock repurchase program may be made in the open market at prevailing market prices or through privately negotiated transactions in accordance with applicable federal securities laws. The authorization was effective immediately and extended through April 29, 2023. In August 2021, we announced that our Board had approved a $20.0 million increase in the amount authorized under the stock repurchase program, from $30.0 million to $50.0 million. The authorization was effective immediately and extended through July 29, 2023. As of December 31, 2021, we had repurchased 0.9 million shares of common stock at a total cost of $49.4 million under this stock repurchase program. Under these programs, we repurchased an aggregate of 1.5 million shares of common stock at a total cost of $67.4 million in 2021. See Note 20, “Subsequent Events” of the Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for more information regarding the completion of the 2021 repurchase program following the end of the year and a new repurchase program announced on February 9, 2022.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 55

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for 2021:

Three Months Ended	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
March 31, 2021	February 10, 2021	February 23, 2021	March 12, 2021	$0.20
June 30, 2021	May 4, 2021	May 26, 2021	June 15, 2021	$0.25
September 30, 2021	August 3, 2021	August 25, 2021	September 15, 2021	$0.25
December 31, 2021	November 2, 2021	November 24, 2021	December 15, 2021	$0.25
Total				$0.95

The Board declared and paid $9.5 million of cash dividends on our common stock during 2021. The declaration, amount, and payment of any future cash dividends on shares of our common stock will be at the discretion of the Board. See Note 20, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for more information regarding our quarterly cash dividend following the end of the year.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities in 2021 was $189.0 million, compared to $165.0 million provided by operating activities in 2020, a net increase of $24.0 million. The increase was primarily due to the growth in our average net finance receivables.

Investing Activities. Investing activities consist of originations of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities in 2021 was $355.1 million, compared to $91.7 million in 2020, a net increase in cash used of $263.4 million. The increase in cash used was primarily due to increased net originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. In 2021, net cash provided by financing activities was $243.4 million, compared to net cash used in financing activities of $57.8 million in 2020, a net increase of $301.2 million. The net increase in cash provided was the result of a $377.9 million net increase in advances on debt instruments, partially offset by an increase in the repurchase of common stock of $55.4 million, an increase in cash dividends of $7.3 million, an increase in taxes paid of $8.3 million, and an increase in payments for debt issuance costs of $5.7 million.

Financing Arrangements.

Senior Revolving Credit Facility. In December 2021, we amended and restated our senior revolving credit facility to, among other things, decrease the availability under the facility from $640 million to $500 million and extend the maturity of the facility from September 2022 to September 2024. Excluding the receivables held by our variable interest entities (each, a “VIE”), the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible secured finance receivables (83% of eligible secured finance receivables as of December 31, 2021). As of December 31, 2021, we had $199.2 million of available liquidity under the facility and held $10.5 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 0.50%, plus a 3.00% margin. The effective interest rate was 3.50% at December 31, 2021. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. We pay a flat unused line fee of 0.50%.

Our debt under the senior revolving credit facility was $112.1 million as of December 31, 2021. In advance of its September 2024 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part I, Item 1A, “Risk Factors” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 56

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $107.7 million and $46.6 million as of December 31, 2021 and 2020, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation.

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

RMR II Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to, among other things, extend the date at which the facility converts to an amortizing loan and the termination date to March 2023 and March 2024, respectively, decrease the total facility from $125 million to $75 million, increase the cap on facility advances from 80% to 83% of eligible finance receivables, and increase the rate at which borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.35% (2.15% prior to the April 2021 amendment). The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. The effective interest rate was 2.60% at December 31, 2021. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. The RMR II revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. As of December 31, 2021, our debt under the credit facility was $52.5 million.

RMR IV Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, Regional Management Receivables IV, LLC (“RMR IV”), entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility converts to an amortizing loan in April 2023 and terminates in April 2024. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month LIBOR, plus a margin of 2.35%. The effective interest rate was 2.45% at December 31, 2021. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. The RMR IV revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. As of December 31, 2021, our debt under the credit facility was $20.1 million.

RMR V Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, Regional Management Receivables V, LLC (“RMR V”), entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. The facility converts to an amortizing loan in October 2022 and terminates in October 2023. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.20%. The effective interest rate was 2.41% at December 31, 2021. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. As of December 31, 2021, our debt under the credit facility was $59.5 million.

RMIT 2019-1 Securitization. In October 2019, we, our wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and our indirect wholly-owned SPE, Regional Management Issuance Trust 2019-1 (“RMIT 2019-1”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2019-1. The notes had a revolving period ending in October

Regional Management Corp. | 2021 Annual Report on Form 10-K | 57

2021, with a final maturity date in November 2028. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at an effective interest rate of 3.19% as of December 31, 2021. Prior to maturity in November 2028, we may redeem the notes in full, but not in part, at our option on any note payment date on or after the payment date occurring in November 2021. During 2021, we made principal payments of $20.8 million after the completion of the revolving period. As of December 31, 2021, our debt under the securitization was $109.4 million. See Note 20, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information regarding this securitization.

RMIT 2020-1 Securitization. In September 2020, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of December 31, 2021. Prior to maturity in October 2030, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period. As of December 31, 2021, our debt under the securitization was $180.2 million.

RMIT 2021-1 Securitization. In February 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, Regional Management Issuance Trust 2021-1 (“RMIT 2021-1”), completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of December 31, 2021. Prior to maturity in March 2031, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period. As of December 31, 2021, our debt under the securitization was $248.9 million.

RMIT 2021-2 Securitization. In July 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, Regional Management Issuance Trust 2021-2 (“RMIT 2021-2”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of December 31, 2021. Prior to maturity in August 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period. As of December 31, 2021, our debt under the securitization was $200.2 million.

RMIT 2021-3 Securitization. In October 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, Regional Management Issuance Trust 2021-3 (“RMIT 2021-3”), completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of December 31, 2021. Prior to maturity in October 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period. As of December 31, 2021, our debt under the securitization was $125.2 million.

RMIT 2022-1 Securitization. See Note 20, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for information regarding the completion of a private offering and sale of $250.0 million of asset-backed notes following the end of the year.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. At December 31, 2021, we were in compliance with all debt covenants.

We expect that the LIBOR reference rate will be phased out by June 2023. Our senior revolving credit facility, RMR II revolving warehouse credit facility, and RMR IV revolving warehouse credit facility each use LIBOR as a benchmark in determining

Regional Management Corp. | 2021 Annual Report on Form 10-K | 58

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

Restricted Cash Reserve Accounts.

RMR II Revolving Warehouse Credit Facility. The credit agreement governing the RMR II revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of December 31, 2021, the warehouse facility cash reserve requirement totaled $0.6 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $5.1 million as of December 31, 2021.

RMR IV Revolving Warehouse Credit Facility. The credit agreement governing the RMR IV revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of December 31, 2021, the warehouse facility cash reserve requirement totaled $0.2 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $2.1 million as of December 31, 2021.

RMR V Revolving Warehouse Credit Facility. The credit agreement governing the RMR V revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of December 31, 2021, the warehouse facility cash reserve requirement totaled $0.7 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $5.1 million as of December 31, 2021.

RMIT 2019-1 Securitization. As required under the transaction documents governing the RMIT 2019-1 securitization, we deposited $1.4 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $11.8 million as of December 31, 2021.

RMIT 2020-1 Securitization. As required under the transaction documents governing the RMIT 2020-1 securitization, we deposited $1.9 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $16.4 million as of December 31, 2021.

RMIT 2021-1 Securitization. As required under the transaction documents governing the RMIT 2021-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $26.6 million as of December 31, 2021.

RMIT 2021-2 Securitization. As required under the transaction documents governing the RMIT 2021-2 securitization, we deposited $2.1 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $21.0 million as of December 31, 2021.

RMIT 2021-3 Securitization. As required under the transaction documents governing the RMIT 2021-3 securitization, we deposited $1.5 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $19.6 million as of December 31, 2021.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of December 31, 2021, cash reserves for reinsurance were $19.9 million.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost, except for interest rate caps, which are carried at fair value. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the

Regional Management Corp. | 2021 Annual Report on Form 10-K | 59

estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial to date.

Critical Accounting Policies and Estimates

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

Allowance for Credit Losses.

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

Macroeconomic forecasts are required for our allowance for credit loss model and require significant judgment and estimation uncertainty. We consider key economic factors, most notably unemployment rates, to incorporate into our estimate of the allowance for credit losses. We engaged a major rating service provider to assist with compiling a reasonable and supportable forecast which we use to support the adjustments of our historical loss experience. We do not require reversion adjustments, as the contractual lives of our loan portfolio (considering the effect of prepayments) are shorter than our available forecast periods.

Due to the judgment and uncertainty in estimating the expected credit losses, we may experience changes to the macroeconomic assumptions within our forecast, as well as changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, allowance as a percentage of net finance receivables, and provision for credit losses.

During 2020, management captured the potential impact of the COVID-19 pandemic in its macroeconomic forecast, we had reserved $33.4 million as of June 30, 2020. Overall improvements in the pandemic led us to release that reserve gradually. As of December 31, 2021, we had $14.4 million in reserves. COVID-19 has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future credit losses from our loan portfolio.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 60

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with an increase of 100 bps to unemployment that would have increased our reserves as of December 31, 2021 by $1.8 million.

The macroeconomic scenarios are highly influenced by timing, severity, and duration of changes in the underlying economic factors. This makes it difficult to estimate how potential changes in economic factors affect the estimated credit losses. Therefore, this hypothetical analysis is not intended to represent our expectation of changes in our estimate of expected credit losses due to a change in the macroeconomic environment, nor does it consider management’s judgment of other quantitative and qualitative information which could increase or decrease the estimate.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 61

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of December 31, 2021, the interest rates on 78.0% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and three revolving warehouse credit facilities. At December 31, 2021, the balances and key terms of the credit facilities were as follows:

Revolving Credit Facility	Balance (in thousands)	Interest Payment Frequency	Rate Type	Floor	Margin	Effective Interest Rate
Senior	$112,065	Monthly	1-mo LIBOR	0.50%	3.00%	3.50%
RMR II Warehouse	52,469	Monthly	3-mo LIBOR	0.25%	2.35%	2.60%
RMR IV Warehouse	20,071	Monthly	1-mo LIBOR	—	2.35%	2.45%
RMR V Warehouse	59,451	Monthly	Conduit	—	2.20%	2.41%
Total	$244,056

We have purchased interest rate caps to manage the risk associated with an aggregate notional $550.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR and reimburse us for the difference when the one-month LIBOR exceeds the strike rate. The following is a summary of the Company’s interest rate caps as of December 31, 2021:

				Notional Amount
Execution Date	Effective Date	Maturity Date	Strike Rate	(in thousands)
03/2020	03/2020	03/2023	1.75%	$100,000
08/2020	08/2020	08/2023	0.50%	50,000
09/2020	09/2020	10/2023	0.50%	100,000
11/2020	11/2020	11/2023	0.25%	50,000
02/2021	02/2021	02/2024	0.25%	50,000
03/2021	03/2021	03/2024	0.25%	50,000
06/2021	06/2021	06/2024	0.25%	50,000
12/2021	08/2023	02/2026	0.50%	50,000
12/2021	02/2024	02/2026	0.50%	50,000
Total notional amount				$550,000

Based on the underlying rates and the outstanding balances at December 31, 2021, an increase of 100 basis points in the LIBOR and conduit rates of our revolving credit facilities would result in approximately $2.0 million of increased interest expense on an annual basis, in the aggregate, under these borrowings. Our interest rate cap coverage at December 31, 2021 would reduce this increased expense by approximately $2.6 million on an annual basis.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 62

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Regional Management Corp.

Index to Consolidated Financial Statements

Fiscal Year Ended December 31, 2021

Regional Management Corp. | 2021 Annual Report on Form 10-K | 63

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Regional Management Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Management Corp. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2022, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for credit losses

As described in Note 2 and Note 4 to the financial statements, the Company established an allowance for credit losses of $159.3 million as of December 31, 2021, under the current expected credit losses (CECL) model. The allowance for credit losses consists of a base component in which the credit losses for finance receivables are estimated on a collective basis using the static pool Probability of Default/Loss Given Default model segmented by loan product type, credit score, and delinquency status. The Company’s base component of the allowance for credit losses also accounts for certain finance receivables that have been modified by bankruptcy proceedings or company loss mitigation policies using a discounted cash flows approach. The base component of the allowance for credit losses is adjusted for quantitative and qualitative factors related to credit metrics, including but not limited to, loan portfolio mix and growth, unemployment, credit loss trends, delinquency trends, changes in lending strategies and underwriting practices, and operational risks, as well as the current and forecasted direction of the economic and business environment. These adjustments to the base component are determined by management to involve a higher degree of complexity due to the significant judgements surrounding the macroeconomic forecasts and other qualitative factors.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 64

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

The primary audit procedures we performed to address this critical audit matter included the following, among others:

•

Obtaining an understanding of the relevant controls related to: (a) management’s validation of the macroeconomic forecast spread and scenarios, (b) management’s validation of the qualitative factor inputs, and (c) management’s validation of the calculations, and our testing of such controls for design and operating effectiveness.

•	Testing the completeness and accuracy of data used by management in determining macroeconomic forecast and qualitative factor adjustments by agreeing them to internal and external source data.
•

Evaluating the current and forecasted direction and magnitude of the economic and business environment identified by the Company, adjusted for the impacts of the COVID-19 pandemic, for reasonableness in relation to internal and external source data provided.

•

Evaluating the direction and magnitude of other qualitative factor adjustments related to credit metrics, including but not limited to, loan portfolio mix and growth, unemployment, credit loss trends, delinquency trends, changes in lending strategies and underwriting practices, and operational risks identified by the Company for reasonableness in relation to internal and external source data provided.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Raleigh, North Carolina

March 4, 2022

Regional Management Corp. | 2021 Annual Report on Form 10-K | 65

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Regional Management Corp. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Regional Management Corp. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, of the Company and our report dated March 4, 2022, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying SOX 404 Management Assessment Report—Effectiveness of Internal Controls over Financial Reporting for the Year Ended December 31, 2021. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

Raleigh, North Carolina

March 4, 2022

Regional Management Corp. | 2021 Annual Report on Form 10-K | 66

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2021 and 2020

(in thousands, except par value amounts)

	2021	2020
Assets
Cash	$10,507	$8,052
Net finance receivables	1,426,257	1,136,259
Unearned insurance premiums	(47,837)	(34,545)
Allowance for credit losses	(159,300)	(150,000)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,219,120	951,714
Restricted cash	138,682	63,824
Lease assets	28,721	27,116
Property and equipment	12,938	14,008
Deferred tax assets, net	18,420	14,121
Intangible assets	9,517	8,689
Other assets	21,757	16,332
Total assets	$1,459,662	$1,103,856
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,107,953	$768,909
Unamortized debt issuance costs	(11,010)	(6,661)
Net debt	1,096,943	762,248
Accounts payable and accrued expenses	49,283	40,284
Lease liabilities	30,700	29,201
Total liabilities	1,176,926	831,733
Commitments and contingencies (Notes 6, 17, and 18)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,157 shares issued and 9,788 shares outstanding at December 31, 2021 and 13,851 shares issued and 10,932 shares outstanding at December 31, 2020)	1,416	1,385
Additional paid-in capital	104,745	105,483
Retained earnings	306,105	227,343
Treasury stock (4,370 shares at December 31, 2021 and 2,919 shares at December 31, 2020)	(129,530)	(62,088)
Total stockholders’ equity	282,736	272,123
Total liabilities and stockholders’ equity	$1,459,662	$1,103,856

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$364	$236
Net finance receivables	1,004,954	483,674
Allowance for credit losses	(109,898)	(59,046)
Restricted cash	118,818	51,849
Other assets	4	5
Total assets	$1,014,242	$476,718
Liabilities
Net debt	$986,223	$477,822
Accounts payable and accrued expenses	71	87
Total liabilities	$986,294	$477,909

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 67

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2021, 2020, and 2019

(in thousands, except per share amounts)

	2021	2020	2019
Revenue
Interest and fee income	$382,544	$335,215	$321,169
Insurance income, net	35,482	28,349	20,817
Other income	10,325	10,342	13,727
Total revenue	428,351	373,906	355,713
Expenses
Provision for credit losses	89,015	123,810	99,611

Personnel	119,833	109,560	94,000
Occupancy	24,126	22,629	22,576
Marketing	14,405	10,357	8,206
Other	37,150	33,770	32,202
Total general and administrative expenses	195,514	176,316	156,984

Interest expense	31,349	37,852	40,125
Income before income taxes	112,473	35,928	58,993
Income taxes	23,786	9,198	14,261
Net income	$88,687	$26,730	$44,732
Net income per common share:
Basic	$8.84	$2.45	$3.92
Diluted	$8.33	$2.40	$3.80
Weighted-average common shares outstanding:
Basic	10,034	10,930	11,401
Diluted	10,643	11,145	11,773

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 68

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2021, 2020, and 2019

(in thousands)

	Year Ended December 31, 2021
	Common Stock		Additional Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2020	13,851	$1,385	$105,483	$227,343	$(62,088)	$272,123
Cash dividends	—	—	—	(9,925)	—	(9,925)
Issuance of restricted stock awards	219	22	(22)	—	—	—
Exercise of stock options	453	46	—	—	—	46
Repurchase of common stock	—	—	—	—	(67,442)	(67,442)
Shares withheld related to net share settlement	(366)	(37)	(8,196)	—	—	(8,233)
Share-based compensation	—	—	7,399	—	—	7,399
Short-swing profit disgorgement	—	—	81	—	—	81
Net income	—	—	—	88,687	—	88,687
Balance, December 31, 2021	14,157	$1,416	$104,745	$306,105	$(129,530)	$282,736

	Year Ended December 31, 2020
	Common Stock		Additional Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2019	13,497	$1,350	$102,678	$248,829	$(50,074)	$302,783
Cumulative effect of accounting standard adoption	—	—	—	(45,922)	—	(45,922)
Cash dividends	—	—	—	(2,294)	—	(2,294)
Issuance of restricted stock awards	361	36	(36)	—	—	—
Exercise of stock options	266	27	—	—	—	27
Repurchase of common stock	—	—	—	—	(12,014)	(12,014)
Shares withheld related to net share settlement	(273)	(28)	(2,758)	—	—	(2,786)
Share-based compensation	—	—	5,599	—	—	5,599
Net income	—	—	—	26,730	—	26,730
Balance, December 31, 2020	13,851	$1,385	$105,483	$227,343	$(62,088)	$272,123

	Year Ended December 31, 2019
	Common Stock		Additional Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2018	13,323	$1,332	$98,778	$204,097	$(25,046)	$279,161
Issuance of restricted stock awards	211	21	(21)	—	—	—
Exercise of stock options	16	2	—	—	—	2
Repurchase of common stock	—	—	—	—	(25,028)	(25,028)
Shares withheld related to net share settlement	(53)	(5)	(1,226)	—	—	(1,231)
Share-based compensation	—	—	5,147	—	—	5,147
Net income	—	—	—	44,732	—	44,732
Balance, December 31, 2019	13,497	$1,350	$102,678	$248,829	$(50,074)	$302,783

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 69

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2021, 2020, and 2019

(in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$88,687	$26,730	$44,732
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	89,015	123,810	99,611
Depreciation and amortization	11,653	13,308	10,856
Amortization of deferred originations fees and costs	(15,776)	(14,966)	(15,243)
Loss on disposal of property and equipment	161	180	94
Share-based compensation	7,399	5,599	5,147
Fair value adjustment on interest rate caps	(2,721)	261	249
Deferred income taxes, net	(4,299)	676	(1,366)
Changes in operating assets and liabilities:
Increase in unearned insurance premiums	13,292	5,954	9,651
Increase in lease assets	(1,605)	(678)	(4,346)
Increase in other assets	(8,443)	(6,553)	(850)
Increase in accounts payable and accrued expenses	10,153	9,927	5,240
Increase in lease liabilities	1,499	731	4,415
Net cash provided by operating activities	189,015	164,979	158,190
Cash flows from investing activities:
Originations of finance receivables	(1,452,634)	(1,072,599)	(1,285,005)
Repayments of finance receivables	1,104,437	986,263	1,023,589
Purchases of intangible assets	(3,273)	(1,417)	(1,603)
Purchases of property and equipment	(3,588)	(3,933)	(5,804)
Proceeds from disposal of property and equipment	—	2	59
Net cash used in investing activities	(355,058)	(91,684)	(268,764)
Cash flows from financing activities:
Advances on revolving credit facilities	1,901,870	1,283,242	1,626,090
Payments on revolving credit facilities	(1,985,601)	(1,352,053)	(1,586,759)
Payments on amortizing loan	—	—	(21,613)
Advances on securitizations	573,700	180,000	130,000
Payments on securitizations	(150,857)	(150,000)	—
Payments for debt issuance costs	(8,907)	(3,170)	(4,891)
Taxes paid related to net share settlement of equity awards	(9,951)	(1,635)	(939)
Short-swing profit disgorgement	81	—	—
Cash dividends	(9,537)	(2,216)	—
Repurchases of common stock	(67,442)	(12,014)	(25,028)
Net cash provided by (used in) financing activities	243,356	(57,846)	116,860
Net change in cash and restricted cash	77,313	15,449	6,286
Cash and restricted cash at beginning of period	71,876	56,427	50,141
Cash and restricted cash at end of period	$149,189	$71,876	$56,427
Supplemental cash flow information:
Interest paid	$29,428	$31,993	$35,478
Income taxes paid	$23,077	$7,130	$14,695
Operating leases paid	$9,729	$8,251	$7,379
Non-cash lease assets and liabilities acquired	$9,717	$7,910	$10,102
Non-cash dividends payable	$388	$78	$—

Regional Management Corp. | 2021 Annual Report on Form 10-K | 70

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Cash	$10,507	$8,052	$2,263	$3,657
Restricted cash	138,682	63,824	54,164	46,484
Total cash and restricted cash	$149,189	$71,876	$56,427	$50,141

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 71

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company previously offered automobile purchase loans, but ceased such originations in November 2017. As of December 31, 2021, the Company operated 350 branch locations under the name “Regional Finance” in 13 states across the United States.

The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s small and large loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. The current expected credit loss (“CECL”) accounting model requires earlier recognition of credit losses compared to the prior incurred loss approach. This could result in larger allowance for credit loss releases in periods of portfolio liquidation, and larger provisions for credit losses in periods of portfolio growth compared to prior years. Consequently, the Company experiences seasonal fluctuations in its operating results and cash needs. However, changes in borrower assistance programs and customer access to external economic stimulus measures related to the COVID-19 pandemic have impacted the Company’s typical seasonal trends for loan volume and delinquency.

Note 2. Significant Accounting Policies

The following is a description of significant accounting policies used in preparing the financial statements. The accounting and reporting policies of the Company are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Business segments: The Company has one reportable segment, which is the consumer finance segment.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates through a separate wholly owned subsidiary in each state. The Company also consolidates variable interest entities (each, a “VIE”) when it is considered to be the primary beneficiary of the VIE because it has (i) power over the significant activities of the VIE and (ii) the obligation to absorb losses or the right to receive returns that could be significant to the VIE.

Variable interest entities: The Company transfers pools of loans to wholly owned, bankruptcy-remote, special purpose entities (each, an “SPE”) to secure debt for general funding purposes. These entities have the limited purpose of acquiring finance receivables and holding and making payments on the related debts. Assets transferred to each SPE are legally isolated from the Company and its affiliates, as well as the claims of the Company’s and its affiliates’ creditors. Further, the assets of each SPE are owned by such SPE and are not available to satisfy the debts or other obligations of the Company or any of its affiliates. The Company continues to service the finance receivables transferred to the SPEs. The lenders and investors in the debt issued by the SPEs generally only have recourse to the assets of the SPEs and do not have recourse to the general credit of the Company.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 72

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

Estimates that are susceptible to change relate to the determination of the allowance for credit losses, the valuation of deferred tax assets and liabilities, and the fair value of financial instruments.

Reclassifications and revisions: Certain prior-period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

Revision: Subsequent to issuance of the September 30, 2021 financial statements, the Company concluded that certain cash flow statement line items should be broken out to reflect cash receipts and cash payments on a gross basis, rather than net. As a result, the net originations of finance receivables, net advances (payments) on senior revolving credit facility, net advances (payments) on revolving warehouse credit facilities, and net advances on securitizations line items have been updated to reflect a gross presentation. The Company also concluded that the amortization of deferred origination fees and costs, accrued interest receivables, and unearned insurance premiums included in the net originations of finance receivables (previously in investing activities) and accrued interest payables included in debt (previously in financing activities) should be included in operating activities. These changes will classify cash flows related to interest received on finance receivables and interest paid on debt as operating activities and cash flows related to net loan origination fees and costs as investing activities. To correct these classification errors, amounts previously reported have been reclassified for the years ended December 31, 2020 and 2019. Impacts for the year ended December 31, 2020 included a decrease in net cash provided by operating activities of $7.2 million, a decrease in net cash used in investing activities of $6.7 million, and an increase in net cash provided by financing activities of $0.5 million. Impacts for the year ended December 31, 2019 included a decrease in net cash provided by operating activities of $6.9 million and a decrease in net cash used in investing activities of $6.9 million.

Net finance receivables: The Company’s small loan portfolio is comprised of branch small loan receivables and convenience check receivables. Branch small loan receivables are direct loans to customers and are secured by non-essential household goods and, in some instances, an automobile. Convenience checks are direct loans originated by mailing checks to customers based on a pre-screening process that includes a review of the prospective customer’s credit profile provided by national credit reporting bureaus or data aggregators. A recipient of a convenience check is able to enter into a loan by endorsing and depositing or cashing the check. Large loan receivables are direct loans to customers, some of which are convenience check receivables and the vast majority of which are secured by non-essential household goods, automobiles, and/or other vehicles. Retail loan receivables consist principally of retail installment sales contracts collateralized by the purchased furniture, appliances, and other retail items and are initiated by and purchased from retailers, subject to the Company’s credit approval. Automobile loan receivables consist of automobile purchase loans that are collateralized primarily by the purchased automobiles. The Company ceased originating automobile purchase loans in November 2017.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 73

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 74

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

Restricted cash: Restricted cash includes cash and cash equivalents for which the Company’s ability to withdraw funds is contractually limited. The Company’s restricted cash consists of cash reserves that are maintained as collateral for potential credit life insurance claims and cash restricted for debt servicing of the Company’s revolving warehouse credit facilities and securitizations.

Derivative instruments: The Company holds derivative instruments in the form of interest rate caps for the purpose of mitigating a portion of its exposure to interest rate risk. Derivative instruments are recorded at fair value and included in other assets, with their resulting gains or losses recognized in interest expense. Changes in fair value are reported as an adjustment to net income in computing cash flows from operating activities.

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

Share-based compensation: The Company measures compensation cost for share-based awards at estimated fair value and recognizes compensation expense over the service period for awards expected to vest. The Company uses the closing stock price on the date of grant as the fair value of restricted stock awards. The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of assumptions, including expected volatility, expected dividends, expected life, and risk-free interest rate, changes to which can affect the fair value estimate. Expected volatility is based on the Company’s historical stock price volatility. Expected dividends are calculated using the expected dividend yield (annualized dividends divided by the grant date stock price). The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero-coupon U.S. Treasury bond rate over the expected term of the awards. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Marketing costs: Marketing costs are expensed as incurred.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 75

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

The Company recognizes the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of the consolidated statements of income, in the period of exercise or vesting.

Earnings per share: Earnings per share have been computed based on the weighted-average number of common shares outstanding during each reporting period presented. Common shares issuable upon the exercise of share-based compensation, which are computed using the treasury stock method, are included in the computation of diluted earnings per share.

Note 3. Concentrations of Credit Risk

Customers living in South Carolina, Texas, and North Carolina accounted for 14%, 32%, and 15%, respectively, of the Company’s net finance receivables in 2021. Given the primary concentration of the Company’s portfolio of finance receivables in these states, such customers’ ability to honor their installment contracts may be affected by economic conditions in these states.

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

Note 4. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Finance receivables for the periods indicated consisted of the following:

	December 31,
Dollars in thousands	2021	2020
Small loans	$445,023	$403,062
Large loans	969,351	715,210
Automobile loans	1,343	3,889
Retail loans	10,540	14,098
Net finance receivables	$1,426,257	$1,136,259

Net finance receivables included net deferred origination fees of $14.2 million and $12.6 million as of December 31, 2021 and 2020, respectively.

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 76

Net finance receivables by product, FICO band, and origination year as of December 31, 2021 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2021	2020	2019	2018	2017	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$71,720	$11,243	$2,202	$208	$44	$6	$85,423
2	48,507	5,805	856	33	11	3	55,215
3	52,113	6,278	764	24	5	1	59,185
4	56,631	6,834	689	31	8	1	64,194
5	57,058	8,484	615	14	2	1	66,174
6	96,149	17,837	835	7	3	1	114,832
Total small loans	$382,178	$56,481	$5,961	$317	$73	$13	$445,023
Large Loans:
FICO Band
1	$41,865	$19,447	$9,940	$2,714	$979	$483	$75,428
2	40,795	12,814	4,815	594	106	93	59,217
3	112,048	26,041	11,398	1,412	147	38	151,084
4	136,901	34,382	14,890	1,622	197	23	188,015
5	130,375	34,278	14,021	1,730	146	18	180,568
6	229,184	59,579	23,054	2,998	186	38	315,039
Total large loans	$691,168	$186,541	$78,118	$11,070	$1,761	$693	$969,351
Automobile Loans:
FICO Band
1	$—	$—	$—	$—	$395	$166	$561
2	—	—	—	—	149	78	227
3	—	—	—	—	225	80	305
4	—	—	—	—	87	27	114
5	—	—	—	—	19	50	69
6	—	—	—	—	49	18	67
Total automobile loans	$—	$—	$—	$—	$924	$419	$1,343
Retail Loans:
FICO Band
1	$19	$137	$207	$25	$1	$2	$391
2	161	86	150	13	1	—	411
3	1,177	338	156	17	4	4	1,696
4	1,699	840	363	56	4	2	2,964
5	1,415	678	337	46	7	1	2,484
6	1,563	702	295	30	2	2	2,594
Total retail loans	$6,034	$2,781	$1,508	$187	$19	$11	$10,540
Total Loans:
FICO Band
1	$113,604	$30,827	$12,349	$2,947	$1,419	$657	$161,803
2	89,463	18,705	5,821	640	267	174	115,070
3	165,338	32,657	12,318	1,453	381	123	212,270
4	195,231	42,056	15,942	1,709	296	53	255,287
5	188,848	43,440	14,973	1,790	174	70	249,295
6	326,896	78,118	24,184	3,035	240	59	432,532
Total loans	$1,079,380	$245,803	$85,587	$11,574	$2,777	$1,136	$1,426,257

Regional Management Corp. | 2021 Annual Report on Form 10-K | 77

Net finance receivables by product, FICO band, and origination year as of December 31, 2020 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2020	2019	2018	2017	2016	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$71,903	$17,229	$1,947	$209	$34	$12	$91,334
2	38,548	7,538	595	40	6	3	46,730
3	39,864	7,942	580	27	2	3	48,418
4	42,972	8,446	589	18	3	1	52,029
5	45,678	10,322	505	13	4	—	56,522
6	86,293	20,975	739	20	2	—	108,029
Total small loans	$325,258	$72,452	$4,955	$327	$51	$19	$403,062
Large Loans:
FICO Band
1	$46,971	$25,644	$7,515	$2,991	$741	$335	$84,197
2	35,514	14,256	2,405	562	106	97	52,940
3	72,192	34,235	6,287	1,123	51	53	113,941
4	86,483	41,440	6,762	1,193	61	19	135,958
5	79,936	38,027	7,049	1,342	20	16	126,390
6	129,706	58,564	11,635	1,800	65	14	201,784
Total large loans	$450,802	$212,166	$41,653	$9,011	$1,044	$534	$715,210
Automobile Loans:
FICO Band
1	$—	$—	$—	$901	$582	$229	$1,712
2	—	—	—	374	293	49	716
3	—	—	—	481	237	23	741
4	—	—	—	226	89	33	348
5	—	—	—	69	105	10	184
6	—	—	—	105	81	2	188
Total automobile loans	$—	$—	$—	$2,156	$1,387	$346	$3,889
Retail Loans:
FICO Band
1	$439	$893	$236	$18	$1	$1	$1,588
2	267	676	217	14	1	1	1,176
3	847	715	263	20	3	2	1,850
4	1,677	1,320	546	43	1	2	3,589
5	1,364	1,076	436	51	1	1	2,929
6	1,412	1,057	449	44	2	2	2,966
Total retail loans	$6,006	$5,737	$2,147	$190	$9	$9	$14,098
Total Loans:
FICO Band
1	$119,313	$43,766	$9,698	$4,119	$1,358	$577	$178,831
2	74,329	22,470	3,217	990	406	150	101,562
3	112,903	42,892	7,130	1,651	293	81	164,950
4	131,132	51,206	7,897	1,480	154	55	191,924
5	126,978	49,425	7,990	1,475	130	27	186,025
6	217,411	80,596	12,823	1,969	150	18	312,967
Total loans	$782,066	$290,355	$48,755	$11,684	$2,491	$908	$1,136,259

Regional Management Corp. | 2021 Annual Report on Form 10-K | 78

The contractual delinquency of the finance receivable portfolio by product and aging for the periods indicated are as follows:

	December 31, 2021
	Small		Large		Automobile		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%	$	%
Current	$366,775	82.5%	$860,968	88.8%	$887	66.0%	$8,535	81.0%	$1,237,165	86.7%
1 to 29 days past due	38,454	8.6%	64,119	6.6%	372	27.7%	1,256	11.9%	104,201	7.3%
Delinquent accounts
30 to 59 days	11,244	2.5%	13,754	1.5%	23	1.7%	262	2.5%	25,283	1.9%
60 to 89 days	9,436	2.1%	10,771	1.1%	17	1.3%	171	1.6%	20,395	1.4%
90 to 119 days	7,868	1.8%	7,960	0.8%	11	0.9%	123	1.2%	15,962	1.0%
120 to 149 days	5,897	1.3%	6,462	0.7%	18	1.3%	89	0.8%	12,466	0.9%
150 to 179 days	5,349	1.2%	5,317	0.5%	15	1.1%	104	1.0%	10,785	0.8%
Total delinquency	$39,794	8.9%	$44,264	4.6%	$84	6.3%	$749	7.1%	$84,891	6.0%
Total net finance receivables	$445,023	100.0%	$969,351	100.0%	$1,343	100.0%	$10,540	100.0%	$1,426,257	100.0%
Net finance receivables in nonaccrual status	$21,285	4.8%	$23,405	2.4%	$90	6.7%	$390	3.7%	$45,170	3.2%

	December 31, 2020
	Small		Large		Automobile		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%	$	%
Current	$342,744	85.0%	$633,806	88.6%	$2,729	70.2%	$11,188	79.3%	$990,467	87.2%
1 to 29 days past due	32,615	8.1%	50,145	7.0%	864	22.2%	1,718	12.2%	85,342	7.5%
Delinquent accounts
30 to 59 days	8,195	2.1%	9,808	1.4%	49	1.2%	329	2.3%	18,381	1.6%
60 to 89 days	6,907	1.7%	7,639	1.1%	119	3.1%	290	2.1%	14,955	1.3%
90 to 119 days	4,866	1.2%	5,407	0.8%	29	0.7%	194	1.4%	10,496	0.9%
120 to 149 days	4,193	1.0%	4,648	0.6%	37	1.0%	207	1.5%	9,085	0.8%
150 to 179 days	3,542	0.9%	3,757	0.5%	62	1.6%	172	1.2%	7,533	0.7%
Total delinquency	$27,703	6.9%	$31,259	4.4%	$296	7.6%	$1,192	8.5%	$60,450	5.3%
Total net finance receivables	$403,062	100.0%	$715,210	100.0%	$3,889	100.0%	$14,098	100.0%	$1,136,259	100.0%
Net finance receivables in nonaccrual status	$14,617	3.6%	$16,683	2.3%	$216	5.6%	$723	5.1%	$32,239	2.8%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. The Company reversed $8.9 million and $10.7 million of accrued interest as a reduction of interest and fee income for the year ended December 31, 2021 and 2020, respectively.

The following table illustrates the impacts to the allowance for credit losses for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2021	2020
Beginning balance	$150,000	$62,200
Impact of CECL adoption	—	60,100
COVID-19 reserve build (release)	(16,000)	30,400
General reserve build (release) due to portfolio change	25,300	(2,700)
Ending balance	$159,300	$150,000
Allowance for credit losses as a percentage of net finance receivables	11.2%	13.2%

The Company adopted CECL accounting on January 1, 2020, and increased the allowance for credit losses from $62.2 million, or 5.5% of net finance receivables, to $122.3 million, or 10.8% of net finance receivables.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 79

In March 2020, the spread of COVID-19 was declared a pandemic by the World Health Organization. Subsequently, the pandemic was declared a national emergency in the United States and several government stimulus programs were signed into law which provided a variety of financial aid to a meaningful portion of the Company’s customer base.

During the years ended December 31, 2021 and 2020, the allowance for credit losses included a net build of $25.3 million and a net release of $2.7 million related to portfolio change, respectively. As of December 31, 2021 and 2020, the allowance for credit losses included $14.4 million and $30.4 million of reserves related to the expected economic impact of the COVID-19 pandemic, respectively. The Company ran several macroeconomic stress scenarios, and its final forecast assumes a resumption of normal unemployment rates at the end of 2022.

The following are reconciliations of the allowance for credit losses by product for the years ended December 31, 2021, 2020, and 2019:

Dollars in thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2021	$59,410	$87,275	$783	$2,532	$150,000
Provision for credit losses	40,982	48,135	(360)	258	89,015
Credit losses	(40,922)	(41,098)	(281)	(1,351)	(83,652)
Recoveries	1,824	1,966	74	73	3,937
Ending balance at December 31, 2021	$61,294	$96,278	$216	$1,512	$159,300
Net finance receivables at December 31, 2021	$445,023	$969,351	$1,343	$10,540	$1,426,257
Allowance as percentage of net finance receivables at December 31, 2021	13.8%	9.9%	16.1%	14.3%	11.2%

Dollars in thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2020	$30,588	$29,148	$820	$1,644	$62,200
Impact of CECL adoption	24,185	33,550	599	1,766	60,100
Provision for credit losses	57,271	65,032	(143)	1,650	123,810
Credit losses	(55,144)	(42,447)	(583)	(2,662)	(100,836)
Recoveries	2,510	1,992	90	134	4,726
Ending balance at December 31, 2020	$59,410	$87,275	$783	$2,532	$150,000
Net finance receivables at December 31, 2020	$403,062	$715,210	$3,889	$14,098	$1,136,259
Allowance as percentage of net finance receivables at December 31, 2020	14.7%	12.2%	20.1%	18.0%	13.2%

Dollars in thousands	Small	Large	Automobile	Retail	Total
Beginning balance at January 1, 2019	$30,759	$23,702	$1,893	$1,946	$58,300
Provision for credit losses	54,842	41,278	575	2,916	99,611
Credit losses	(57,323)	(37,475)	(1,893)	(3,365)	(100,056)
Recoveries	2,310	1,643	245	147	4,345
Ending balance at December 31, 2019	$30,588	$29,148	$820	$1,644	$62,200
Net finance receivables at December 31, 2019	$467,613	$632,068	$9,640	$24,083	$1,133,404
Allowance as percentage of net finance receivables at December 31, 2019	6.5%	4.6%	8.5%	6.8%	5.5%

Regional Management Corp. | 2021 Annual Report on Form 10-K | 80

The Company classifies a loan as a TDR finance receivable when the Company modifies a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grants a concession that it would not otherwise consider.

The amount of TDR net finance receivables and the related TDR allowance for credit losses for the periods indicated are as follows:

	December 31, 2021		December 31, 2020
Dollars in thousands	TDR Net Finance Receivables	TDR Allowance for Credit Losses	TDR Net Finance Receivables	TDR Allowance for Credit Losses
Small loans	$3,232	$1,204	$4,991	$2,087
Large loans	12,772	3,936	15,140	5,229
Automobile loans	158	51	307	132
Retail loans	60	20	75	32
Total	$16,222	$5,211	$20,513	$7,480

The following table provides the number and amount of net finance receivables modified and classified as TDRs during the periods presented:

	Year Ended December 31,
	2021		2020		2019
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	2,522	$4,761	4,074	$12,677	8,416	$23,606
Large loans	2,121	11,290	2,704	8,559	4,632	13,431
Automobile loans	2	13	1	3	12	43
Retail loans	7	14	28	105	75	240
Total	4,652	$16,078	6,807	$21,344	13,135	$37,320

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

The following table provides the number of accounts and balance of finance receivables that subsequently defaulted within the periods indicated (that were modified as a TDR in the preceding 12 months). The Company defines payment default as 90 days past due for this disclosure. The respective amounts and activity for the periods indicated are as follows:

	Year Ended December 31,
	2021		2020		2019
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	950	$1,740	1,846	$3,266	3,161	$5,641
Large loans	711	3,709	1,128	5,633	1,674	8,374
Automobile loans	1	10	1	8	6	50
Retail loans	5	9	34	57	44	80
Total	1,667	$5,468	3,009	$8,964	4,885	$14,145

(1) Only includes defaults occurring within 12 months of a loan being designated as a TDR. Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 81

Note 5. Property and Equipment

For the periods indicated, property and equipment consisted of the following:

	December 31,
Dollars in thousands	2021	2020
Furniture, fixtures, and equipment	$24,348	$24,658
Leasehold improvements	13,503	13,180
Property and equipment cost	37,851	37,838
Less accumulated depreciation	24,913	23,830
Property and equipment, net of accumulated depreciation	$12,938	$14,008

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 totaled $4.5 million, $5.0 million, and $4.3 million, respectively.

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

Future maturities of the Company’s operating lease liabilities are as follows:

Dollars in thousands	December 31, 2021
2022	$7,248
2023	7,343
2024	6,092
2025	4,425
2026	2,862
Thereafter	7,346
Total future minimum lease payments	35,316
Present value adjustment	(4,616)
Operating lease liability	$30,700

The Company’s operating and short-term lease expenses are presented below:

	Year Ended December 31,
Dollars in thousands	2021	2020	2019
Operating leases	$9,573	$8,268	$7,929
Short-term leases	648	381	435
Total lease expense	$10,221	$8,649	$8,364

The Company’s weighted-average remaining lease term and discount rate for the periods indicated are as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	5.9	5.6
Weighted-average discount rate	4.66%	4.91%

Rent expense for the years ended December 31, 2021, 2020, and 2019 equaled $10.2 million, $8.8 million, and $8.4 million, respectively. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance on properties that it leases.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 82

Note 7. Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets:

	December 31, 2021			December 31, 2020
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software	$19,829	$(11,028)	$8,801	$16,588	$(8,615)	$7,973
Goodwill	950	(234)	716	950	(234)	716
Total intangible assets	$20,779	$(11,262)	$9,517	$17,538	$(8,849)	$8,689

Intangible amortization expense for the years ended December 31, 2021, 2020, and 2019 totaled $2.4 million, $2.2 million, and $2.2 million, respectively. As of December 31, 2021, the Company’s weighted-average amortization period for software was 5.9 years. The following table sets forth the future amortization of intangible assets:

Dollars in thousands	Amount
2022	$2,799
2023	2,676
2024	1,638
2025	592
2026	422
Thereafter	674
Total	$8,801

The Company performs an annual impairment test on goodwill during the fourth quarter of each fiscal year. There were no goodwill additions or impairment losses for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 8. Other Assets

Other assets include the following as of the periods indicated:

	December 31,
Dollars in thousands	2021	2020
Prepaid expenses	$8,675	$8,949
Interest rate caps	6,586	265
Credit insurance receivable	2,906	3,262
Card payments receivable	2,727	3,170
Other	863	686
Total other assets	$21,757	$16,332

Regional Management Corp. | 2021 Annual Report on Form 10-K | 83

Note 9. Interest Rate Caps

The Company has interest rate cap contracts with an aggregate notional principal amount of $550.0 million. Each contract contains a strike rate against the one-month LIBOR (0.10% and 0.14% as of December 31, 2021 and 2020, respectively). When the one-month LIBOR exceeds the strike rate, the counterparty reimburses the Company for the excess over the strike rate. No payment is required by the Company or the counterparty when the one-month LIBOR is below the strike rate. The following is a summary of the Company’s interest rate caps as of December 31, 2021:

				Notional Amount
Execution Date	Effective Date	Maturity Date	Strike Rate	(in thousands)
03/2020	03/2020	03/2023	1.75%	$100,000
08/2020	08/2020	08/2023	0.50%	50,000
09/2020	09/2020	10/2023	0.50%	100,000
11/2020	11/2020	11/2023	0.25%	50,000
02/2021	02/2021	02/2024	0.25%	50,000
03/2021	03/2021	03/2024	0.25%	50,000
06/2021	06/2021	06/2024	0.25%	50,000
12/2021	08/2023	02/2026	0.50%	50,000
12/2021	02/2024	02/2026	0.50%	50,000
Total notional amount				$550,000

The following is a summary of changes in fair value of the interest rate caps (included in other assets) for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2021	2020	2019
Balance at beginning of period	$265	$—	$249
Purchases	3,600	526	—
Fair value adjustment included as an (increase) decrease in interest expense	2,721	(261)	(249)
Balance at end of period	$6,586	$265	$—

Note 10. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	December 31, 2021			December 31, 2020
Dollars in thousands	Debt	Unamortized Debt Issuance Costs	Net Debt	Debt	Unamortized Debt Issuance Costs	Net Debt
Senior revolving credit facility	$112,065	$(1,345)	$110,720	$286,113	$(1,687)	$284,426
RMR II revolving warehouse credit facility	52,469	(1,393)	51,076	42,061	(1,486)	40,575
RMR IV revolving warehouse credit facility	20,071	(531)	19,540	—	—	—
RMR V revolving warehouse credit facility	59,451	(516)	58,935	—	—	—
RMIT 2018-2 securitization	—	—	—	130,349	—	130,349
RMIT 2019-1 securitization	109,373	(464)	108,909	130,172	(1,216)	128,956
RMIT 2020-1 securitization	180,214	(1,442)	178,772	180,214	(2,272)	177,942
RMIT 2021-1 securitization	248,916	(1,830)	247,086	—	—	—
RMIT 2021-2 securitization	200,192	(1,962)	198,230	—	—	—
RMIT 2021-3 securitization	125,202	(1,527)	123,675	—	—	—
Total	$1,107,953	$(11,010)	$1,096,943	$768,909	$(6,661)	$762,248
Unused amount of revolving credit facilities (subject to borrowing base)	$556,812			$438,082

Senior Revolving Credit Facility: In December 2021, the Company amended and restated its senior revolving credit facility to, among other things, decrease the availability under the facility from $640 million to $500 million and extend the maturity of the facility from September 2022 to September 2024. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances

Regional Management Corp. | 2021 Annual Report on Form 10-K | 84

on the senior revolving credit facility are capped at 83% of eligible secured finance receivables (83% of eligible secured finance receivables as of December 31, 2021). As of December 31, 2021, the Company had $199.2 million of available liquidity under the facility and held $10.5 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 0.50%, plus a 3.00% margin. The effective interest rate was 3.50% at December 31, 2021. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. The Company pays a flat unused line fee of 0.50%.

Variable Interest Entity Debt: As part of its overall funding strategy, the Company has transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions, including securitizations. The following debt arrangements are issued by the Company’s wholly owned, bankruptcy-remote SPEs, which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. The Company is considered to be the primary beneficiary because it has (i) power over the significant activities through its role as servicer of the finance receivables under each debt arrangement and (ii) the obligation to absorb losses or the right to receive returns that could be significant through the Company’s interest in the monthly residual cash flows of the SPEs.

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $107.7 million and $46.6 million as of December 31, 2021 and 2020, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

RMR II Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to, among other things, extend the date at which the facility converts to an amortizing loan and the termination date to March 2023 and March 2024, respectively, decrease the total facility from $125 million to $75 million, increase the cap on facility advances from 80% to 83% of eligible finance receivables, and increase the rate at which borrowings under the facility bear interest, payable monthly, at a blended rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a margin of 2.35% (2.15% prior to the April 2021 amendment). The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. RMR II held $0.6 million in restricted cash reserves as of December 31, 2021 to satisfy provisions of the credit agreement. The effective interest rate was 2.60% at December 31, 2021. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. The RMR II revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances.

RMR IV Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly owned SPE, Regional Management Receivables IV, LLC (“RMR IV”), entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility converts to an amortizing loan in April 2023 and terminates in April 2024. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables. RMR IV held $0.2 million in restricted cash reserves as of December 31, 2021 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month LIBOR, plus a margin of 2.35%. The effective interest rate was 2.45% at December 31, 2021. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. The RMR IV revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances.

RMR V Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly owned SPE, Regional Management Receivables V, LLC (“RMR V”), entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. The facility converts to an amortizing loan in October 2022 and terminates in October 2023. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. RMR V held $0.7 million in restricted cash reserves as of December 31, 2021 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.20%. The effective interest rate was 2.41% at December 31, 2021. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 85

RMIT 2019-1 Securitization: In October 2019, the Company, its wholly owned SPE, Regional Management Receivables III (“RMR III”), and the Company’s indirect wholly owned SPE, Regional Management Issuance Trust 2019-1 (“RMIT 2019-1”), completed a private offering and sale of $130 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate, asset-backed notes by RMIT 2019-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2019-1. The notes had a revolving period ending in October 2021, with a final maturity date in November 2028. RMIT 2019-1 held $1.4 million in restricted cash reserves as of December 31, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2019-1 securitization bear interest, payable monthly, at an effective interest rate of 3.19% as of December 31, 2021. Prior to maturity in November 2028, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in November 2021. During the year ended December 31, 2021, the Company made principal repayments of $20.8 million subsequent to the end of the revolving period. See Note 20, “Subsequent Events,” for additional information regarding this securitization.

RMIT 2020-1 Securitization: In September 2020, the Company, its wholly owned SPE, RMR III, and the Company’s indirect wholly owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of December 31, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of December 31, 2021. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-1 Securitization: In February 2021, the Company, its wholly owned SPE, RMR III, and the Company’s indirect wholly owned SPE, Regional Management Issuance Trust 2021-1 (“RMIT 2021-1”), completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. RMIT 2021-1 held $2.6 million in restricted cash reserves as of December 31, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of December 31, 2021. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-2 Securitization: In July 2021, the Company, its wholly owned SPE, RMR III, and the Company’s indirect wholly owned SPE, Regional Management Issuance Trust 2021-2 (“RMIT 2021-2”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. RMIT 2021-2 held $2.1 million in restricted cash reserves as of December 31, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of December 31, 2021. Prior to maturity in August 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 86

RMIT 2021-3 Securitization: In October 2021, the Company, its wholly owned SPE, RMR III, and the Company’s indirect wholly owned SPE, Regional Management Issuance Trust 2021-3 (“RMIT 2021-3”), completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate, asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. RMIT 2021-3 held $1.5 million in restricted cash reserves as of December 31, 2021 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of December 31, 2021. Prior to maturity in October 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period.

See Note 20, “Subsequent Events,” for information regarding the completion of a private offering and sale of $250 million of asset-backed notes following the end of the year.

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. At December 31, 2021, the Company was in compliance with all debt covenants.

The following is a summary of estimated future principal payments required on outstanding debt:

Dollars in thousands	Amount
2022	$74,703
2023	126,509
2024	407,407
2025	135,706
2026	148,685
Thereafter	214,943
Total	$1,107,953

Note 11. Stockholders’ Equity

Stock repurchase program: In October 2020, the Company announced that its Board of Directors (the “Board”) had authorized a stock repurchase program allowing for the repurchase of up to $30.0 million of the Company’s outstanding shares of common stock in open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. The authorization was effective immediately and extended through October 22, 2022. In May 2021, the Company completed its $30.0 million stock repurchase program. The Company repurchased a total of 952 thousand shares of common stock pursuant to the program.

In May 2021, the Company announced that its Board had authorized a new stock repurchase program, allowing for the repurchase of up to $30.0 million of the Company’s outstanding shares of common stock in open market purchases or privately negotiated transactions in accordance with applicable federal securities laws. The authorization was effective immediately and extended through April 29, 2023. In August 2021, the Company announced that its Board had approved a $20.0 million increase in the amount authorized under the stock repurchase program, from $30.0 million to $50.0 million. The authorization was effective immediately and extended through July 29, 2023.

The following is a summary of the Company’s repurchased shares of common stock for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2021	2020	2019
Common stock repurchased	1,450	435	938
Weighted-average cost per share	$46.47	$27.58	$26.65
Total cost of common stock repurchased	$67,442	$12,014	$25,028

Regional Management Corp. | 2021 Annual Report on Form 10-K | 87

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Year Ended December 31,
	2021	2020
Dividends declared per common share	$0.95	$0.20

No dividends were paid prior to the three months ended December 31, 2020. See Note 20, “Subsequent Events,” for information regarding the Company’s stock repurchase program and quarterly cash dividend following the end of the fiscal year.

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	December 31, 2021		December 31, 2020
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1 inputs
Cash	$10,507	$10,507	$8,052	$8,052
Restricted cash	138,682	138,682	63,824	63,824
Level 2 inputs
Interest rate caps	6,586	6,586	265	265
Level 3 inputs
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,219,120	1,323,988	951,714	1,032,558
Liabilities
Level 3 inputs
Debt	1,107,953	1,098,625	768,909	767,185

Regional Management Corp. | 2021 Annual Report on Form 10-K | 88

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

Income tax expense differed from the amount computed by applying the federal income tax rate to total income before income taxes as a result of the following:

	Year Ended December 31,
	2021		2020		2019
Dollars in thousands	$	%	$	%	$	%
Federal tax expense at statutory rate	$23,619	21.0%	$7,545	21.0%	$12,389	21.0%
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	2,620	2.3%	1,086	3.0%	1,961	3.3%
Non-deductible compensation	672	0.6%	837	2.3%	362	0.6%
Excess tax benefits from share-based awards	(2,711)	(2.4)%	(93)	(0.3)%	(152)	(0.3)%
Other	(414)	(0.4)%	(177)	(0.4)%	(299)	(0.4)%
Total tax expense	$23,786	21.1%	$9,198	25.6%	$14,261	24.2%

Income tax expense attributable to total income before income taxes consists of the following for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2021	2020	2019
Current:
Federal	$24,735	$5,874	$13,270
State and local	3,350	2,648	2,357
	28,085	8,522	15,627
Deferred:
Federal	(4,169)	585	(1,298)
State and local	(130)	91	(68)
	(4,299)	676	(1,366)
Total	$23,786	$9,198	$14,261

Regional Management Corp. | 2021 Annual Report on Form 10-K | 89

Net deferred tax assets and liabilities consist of the following as of the periods indicated:

	December 31,
Dollars in thousands	2021	2020
Deferred tax assets:
Allowance for credit losses	$37,179	$35,400
Unearned insurance commissions	7,930	5,932
Lease liability	7,223	6,863
Accrued expenses	3,949	2,296
Share-based compensation	1,942	2,530
Unearned premium reserves	517	—
CARES Act payroll tax deferral	349	739
State net operating loss carryforward	310	457
Other	154	493
Gross deferred tax assets	59,553	54,710
Deferred tax liabilities:
Fair market value adjustment of net finance receivables	26,995	26,748
Lease assets	6,763	6,372
Depreciation and software amortization	3,779	4,000
Deferred loan costs	2,581	1,757
Prepaid expenses	899	1,207
Other	116	505
Gross deferred tax liabilities	41,133	40,589
Net deferred tax asset	$18,420	$14,121

The Company had a state net operating loss carryforward of approximately $10.6 million as of December 31, 2021. This carryforward is available to offset future taxable income. If not used, the carryforward will expire beginning in 2032.

Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, based solely on the technical merits of the position. The Company had $0.8 million of unrecognized tax benefits as of December 31, 2019. Included in these amounts were interest and penalties accrued related to unrecognized tax benefits of $52 thousand for the year ended December 31, 2019. These components are included in the income tax line of the consolidated statements of income. As of and for the year ended December 31, 2020 and since, the Company has neither required nor included an unrecognized tax benefit.

The following schedule reconciles unrecognized tax positions for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2021	2020	2019
Balance at January 1	$—	$815	$—
Additions based on tax positions related to the current year	—	—	363
Additions for tax positions of prior years	—	—	452
Reductions for tax positions of prior years	—	(815)	—
Settlements	—	—	—
Balance at December 31	$—	$—	$815

Regional Management Corp. | 2021 Annual Report on Form 10-K | 90

Note 14. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2021	2020	2019
Numerator:
Net income	$88,687	$26,730	$44,732
Denominator:
Weighted-average shares outstanding for basic earnings per share	10,034	10,930	11,401
Effect of dilutive securities	609	215	372
Weighted-average shares adjusted for dilutive securities	10,643	11,145	11,773
Earnings per share:
Basic	$8.84	$2.45	$3.92
Diluted	$8.33	$2.40	$3.80

Options to purchase 11 thousand, 0.3 million, and 0.3 million shares of common stock were outstanding during the years ended December 31, 2021, 2020, and 2019, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 15. Employee Benefit Plans

Retirement savings plan: The Company has a defined contribution employee benefit plan (401(k) plan) covering full-time employees who have at least six months of service. The Company made a matching contribution equal to 100 percent of the first three percent of an employee’s gross income and 50 percent of the next two percent of gross income in 2021, 2020, and 2019. For the years ended December 31, 2021, 2020, and 2019, the Company recorded expense for the Company’s match of $1.8 million, $1.6 million, and $1.5 million, respectively.

Note 16. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on each of April 27, 2017 and May 20, 2021, the stockholders of the Company re-approved the 2015 Plan, as amended and restated on each respective date. As of December 31, 2021, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 2.6 million shares (such amount reflecting an increase of 1.05 million additional or “new” shares in connection with the May 20, 2021 re-approval of the 2015 Plan) plus (ii) any shares remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, plus (iii) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. As of the effectiveness of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of December 31, 2021, there were 1.1 million shares available for grant under the 2015 Plan.

For the years ended December 31, 2021, 2020, and 2019, the Company recorded share-based compensation expense of $7.4 million, $5.6 million, and $5.1 million, respectively. As of December 31, 2021, unrecognized share-based compensation expense to be recognized over future periods approximated $10.1 million. This amount will be recognized as expense over a weighted-average period of 1.8 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

The Company allows for the settlement of share-based awards on a net share basis. With net share settlement, the participant does not surrender any cash or shares upon the exercise of stock options or the vesting of stock awards or stock units. Rather, the Company withholds the number of shares with a value equivalent to the option exercise price (for stock options) and the statutory tax withholding (for all share-based awards). Net share settlements have the effect of reducing the number of shares that would have otherwise been issued as a result of exercise or vesting.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 91

Long-term incentive program: In the years ended December 31, 2021, 2020, and 2019, the Company issued non-qualified stock options, performance-contingent restricted stock units (“RSUs”), cash-settled performance units (“CSPUs”), and restricted stock awards (“RSAs”) to certain members of senior management under a long-term incentive program (“LTIP”). The CSPUs are cash incentive awards, and the associated expense is not based on the market price of the Company’s common stock. Recurring annual grants are made at the discretion of the Board. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSUs and CSPUs that may be earned can range from 0% to 150% of target based on the percentile ranking of the Company’s compound annual growth rate of net income and basic earnings per share (for the 2019 LTIP) or the percentile ranking of the Company’s compound annual growth rate of pre-provision net income and pre-provision net income per share (for the 2020 LTIP and 2021 LTIP), in each case compared to a public company peer group over a three-year performance period.

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

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	47.83%	45.36%	41.06%
Expected dividends	2.63%	0.34%	0.00%
Expected term (in years)	6.0	6.0	6.0
Risk-free rate	0.64%	0.68%	2.41%

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 92

The following table summarizes the stock option activity for the year ended December 31, 2021:

Dollars in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	908	$19.73
Granted	137	30.44
Exercised	(453)	19.39
Forfeited	—	—
Expired	(3)	16.30
Options outstanding at December 31, 2021	589	$22.50	6.6	$20,574
Options exercisable at December 31, 2021	443	$21.19	5.8	$16,068

The following table provides additional stock option information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2021	2020	2019
Weighted-average grant date fair value per share	$10.52	$7.80	$11.82
Intrinsic value of options exercised	$11,711	$2,896	$265
Fair value of stock options that vested	$1,063	$994	$1,126

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals are achieved over the performance period. Compensation cost is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the year ended December 31, 2021:

Dollars in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2021	124	$21.89
Granted (target)	45	30.22
Achieved performance adjustment (1)	2	28.25
Vested	(42)	28.25
Forfeited	—	—
Non-vested units at December 31, 2021	129	$22.84
(1)	The 2018 LTIP RSUs were earned and vested at 105.6% of target, as described in greater detail in the Company’s definitive proxy statement filed with the SEC on April 16, 2021.

The following table provides additional RSU information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per unit amounts	2021	2020	2019
Weighted-average grant date fair value per unit	$30.22	$15.86	$27.89
Fair value of RSUs that vested	$1,199	$1,314	$916

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

Regional Management Corp. | 2021 Annual Report on Form 10-K | 93

The following table summarizes restricted stock activity during the year ended December 31, 2021:

Dollars in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2021	266	$19.34
Granted	191	35.18
Vested	(224)	21.81
Forfeited	(14)	24.56
Non-vested shares at December 31, 2021	219	$30.32

The following table provides additional restricted stock information:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2021	2020	2019
Weighted-average grant date fair value per share	$35.18	$19.06	$27.02
Fair value of RSAs that vested	$4,874	$3,760	$2,803

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

The Company maintains a restricted cash reserve for life insurance claims in an amount determined by the ceding company. At December 31, 2021 and 2020, the restricted cash reserves consisted of $18.5 million and $11.0 million of unearned premium reserves and $1.3 million and $0.9 million of unpaid claim reserves, respectively. For non-life products, the Company had no unpaid

Regional Management Corp. | 2021 Annual Report on Form 10-K | 94

claim reserves at both December 31, 2021 and 2020, as claim reserves are paid by the Company to the unaffiliated insurance underwriter as they are incurred. For the year ended December 31, 2021, non-life unpaid claim reserves, included in insurance income, net as presented in the table below, decreased $0.4 million. For the years ended December 31, 2020 and 2019, non-life unpaid claim reserves increased $1.1 million and $0.8 million, respectively.

Insurance income, net consists primarily of earned premiums, net of certain direct costs, from the sale of various optional payment and collateral protection insurance products offered to customers who obtain loans directly from the Company. Earned premiums are accounted for over the period of the underlying reinsured policies using assumptions consistent with the policy terms. Direct costs included in insurance income, net are claims paid, changes in claims reserves, ceding fees, and premium taxes paid. The Company does not allocate to insurance income, net, any other head office or branch administrative costs associated with managing its insurance operations, managing its captive insurance company, marketing and selling insurance products, legal and compliance review, or internal audits.

The following table summarizes the components of insurance income, net during the years ended December 31, 2021, 2020, and 2019:

	Insurance Premiums and Direct Expenses
Dollars in thousands	2021	2020	2019
Earned premiums	$53,218	$42,816	$35,544
Claims, reserves, and certain direct expenses	(17,736)	(14,467)	(14,727)
Insurance income, net	$35,482	$28,349	$20,817

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

Note 19. Quarterly Information (unaudited)

The following tables summarize the Company’s quarterly financial information for each of the four quarters of 2021 and 2020:

	2021
Dollars in thousands, except per share amounts	First	Second	Third	Fourth
Total revenue	$97,731	$99,676	$111,460	$119,484
Provision for credit losses	11,362	20,549	26,096	31,008
General and administrative expenses	45,843	46,389	47,750	55,532
Interest expense	7,135	7,801	8,816	7,597
Income taxes	7,869	4,771	6,577	4,569
Net income	$25,522	$20,166	$22,221	$20,778
Net income per common share:
Basic	$2.42	$1.98	$2.25	$2.18
Diluted	$2.31	$1.87	$2.11	$2.04

Regional Management Corp. | 2021 Annual Report on Form 10-K | 95

	2020
Dollars in thousands, except per share amounts	First	Second	Third	Fourth
Total revenue	$96,074	$89,850	$90,538	$97,444
Provision for credit losses	49,522	27,499	22,089	24,700
General and administrative expenses	46,243	41,525	43,754	44,794
Interest expense	10,159	9,137	9,300	9,256
Income taxes	(3,525)	4,219	4,157	4,347
Net income (loss)	$(6,325)	$7,470	$11,238	$14,347
Net income (loss) per common share:
Basic	$(0.58)	$0.68	$1.02	$1.32
Diluted	$(0.56)	$0.68	$1.01	$1.28

Note 20. Subsequent Events

Quarterly cash dividend: In February 2022, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on March 16, 2022 to shareholders of record at the close of business on February 23, 2022. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

Stock repurchase programs: In January 2022, the Company completed its $30.0 million stock repurchase program previously announced on May 4, 2021 (subsequently increased to $50.0 million on August 3, 2021). The Company repurchased a total of 934 thousand shares pursuant to the program.

On February 9, 2022, the Company announced that the Board authorized a new $20.0 million stock repurchase program. The authorization was effective immediately and extends through February 3, 2024. Stock repurchases under the stock repurchase program may be made in the open market at prevailing market prices or through privately negotiated transactions in accordance with applicable federal securities laws. The repurchase program does not obligate the Company to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice. The Company intends to fund the program with a combination of cash and debt.

RMIT 2019-1 securitization: In February 2022, the Company and RMR III exercised the right to make an optional repayment in full, and in connection with such prepayment, the securitization terminated in February 2022.

RMIT 2022-1 securitization: In February 2022, the Company, its wholly-owned SPE, RMR III, and its indirect wholly-owned SPE, Regional Management Issuance Trust 2022-1 (“RMIT 2022-1”), completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at a weighted-average rate of 3.59%. Prior to maturity in March 2032, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 96

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for the preparation, integrity, accuracy, and fair presentation of the consolidated financial statements appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The financial statements were prepared in conformity with GAAP and include amounts based on judgments and estimates by management.

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

Management assessed the effectiveness of our internal control over financial reporting, with the participation of our chief executive officer and chief financial officer, as of December 31, 2021. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2021. Our independent registered public accounting firm for the fiscal year ended December 31, 2021, RSM US LLP, has issued an attestation report on our internal control over financial reporting, which appears in Part II, Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 97

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 98

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters—Committees of the Board,” “Executive Officers,” “Stockholder Proposals—Proposal No. 1: Election of Directors,” and “Delinquent Section 16(a) Reports” (to the extent reported therein) in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2021.

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

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation,” “Board of Directors and Corporate Governance Matters—Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Summary of Employment Arrangements with Executive Officers,” and “Summary of Company Incentive Plans” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to the information presented under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables—Equity Compensation Plan Information” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Other Information—Certain Relationships and Related Person Transactions,” “Board of Directors and Corporate Governance Matters—Board Independence,” and “Board of Directors and Corporate Governance Matters—Current Directors and Director Nominees” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us by our former independent registered public accounting firm, RSM US LLP, during the fiscal years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees	$1,105,936	$894,826
Audit-Related Fees	13,910	40,125
Tax Fees	—	—
All Other Fees	—	—
Total	$1,119,846	$934,951

In the above table, in accordance with applicable SEC rules:

•

“Audit Fees” are fees billed for professional services rendered by the independent registered public accounting firm for the audit of our annual consolidated financial statements, review of consolidated financial statements included in our

Regional Management Corp. | 2021 Annual Report on Form 10-K | 99

Forms 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
•

“Audit-Related Fees” are fees billed for assurance and related services performed by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported above under “Audit Fees.” In 2021 and 2020, these fees were for attest services performed by the independent registered public accounting firm related to financial reporting that are not required by statute or regulation.

•

“Tax Fees” are fees billed for professional services rendered by the independent registered public accounting firm for tax compliance, tax advice, and tax planning. There were no such fees incurred in 2021 or 2020.

•

“All Other Fees” represent fees billed for ancillary professional services that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.” There were no such fees incurred in 2021 or 2020.

It is the policy of the Audit Committee to pre-approve all audit and permitted non-audit services proposed to be performed by our independent registered public accounting firm. The Audit Committee reviewed and pre-approved all of the services performed by RSM US LLP. The process for such pre-approval is typically as follows: Audit Committee pre-approval is sought at one of the Audit Committee’s regularly scheduled meetings following the presentation of information at such meeting detailing the particular services proposed to be performed. The authority to pre-approve audit and non-audit services may be delegated by the Audit Committee to the Chair of the Audit Committee, who shall present any decision to pre-approve an activity to the full Audit Committee at the first regular meeting following such decision. None of the services described above were approved by the Audit Committee pursuant to the exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.

The Audit Committee has reviewed the non-audit services provided by RSM US LLP and has determined that the provision of such services is compatible with maintaining RSM US LLP’s independence.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 100

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
(1)	Financial Statements:
(i)	Reports of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets at December 31, 2021 and December 31, 2020
(iii)	Consolidated Statements of Income for the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019
(iv)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019
(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, December 31, 2020, and December 31, 2019
(vi)	Notes to Consolidated Financial Statements
(2)

Financial Statement Schedules: None. Financial statement schedules have been omitted because the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits: The exhibits listed in the following index are filed as a part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Regional Management Corp.		8-K	001-35477	3.1	04/02/2012

3.2	Amended and Restated Bylaws of Regional Management Corp.		8-K	001-35477	3.2	04/02/2012

4.1	Indenture, dated October 31, 2019, by and among Regional Management Issuance Trust 2019-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	10/31/2019

4.2	Indenture, dated September 23, 2020, by and among Regional Management Issuance Trust 2020-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	09/29/2020

4.3	Indenture, dated February 18, 2021, by and among Regional Management Issuance Trust 2021-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	02/23/2021

4.4	Indenture, dated July 22, 2021, by and among Regional Management Issuance Trust 2021-2, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	07/22/2021

4.5	Indenture, dated October 8, 2021, by and among Regional Management Issuance Trust 2021-3, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	10/12/2021

Regional Management Corp. | 2021 Annual Report on Form 10-K | 101

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

4.6	Description of Securities		10-K	001-35477	4.4	03/16/2020

10.1	Cooperation Agreement, dated as of January 26, 2018, by and between Basswood Capital Management, L.L.C. and the Company		8-K	001-35477	10.1	01/29/2018

10.2.1	Seventh Amended and Restated Loan and Security Agreement, dated September 20, 2019, by and among Regional Management Corp. and certain of its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as Agent		8-K	001-35477	10.1	09/20/2019

10.2.2	First Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of October 15, 2020, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	10/16/2020

10.2.3	Second Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of February 9, 2021, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	02/10/2021

10.2.4	Third Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of August 23, 2021, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	08/24/2021

10.2.5	Fourth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of December 17, 2021, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	12/21/2021

10.3.1	Amended and Restated Credit Agreement, dated as of November 21, 2017, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, Wells Fargo Bank, National Association, as lender, the other lenders from time to time parties thereto, Wells Fargo Bank, National Association, as account bank, collateral custodian, and backup servicer, and Wells Fargo Securities, LLC, as administrative agent for the lender and other lenders from time to time parties thereto		8-K	001-35477	10.1	11/28/2017

Regional Management Corp. | 2021 Annual Report on Form 10-K | 102

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.3.2	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 20, 2018, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, Wells Fargo Bank, National Association, as lender, and Wells Fargo Securities, LLC, as administrative agent		10-Q	001-35477	10.3	05/01/2018

10.3.3	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 30, 2018, by and among Regional Management Receivables, LLC, as borrower, Regional Management Corp., as servicer, Wells Fargo Bank, National Association, as lender, and Wells Fargo Securities, LLC, as administrative agent		8-K	001-35477	10.1	11/02/2018

10.4.1	Amended and Restated Credit Agreement, dated as of October 17, 2019, by and among Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, the agents from time to time parties thereto, Wells Fargo Bank, National Association, as account bank, image file custodian, and backup servicer, Wells Fargo Bank, National Association, as administrative agent, and Credit Suisse AG, New York Branch, as structuring and syndication agent		8-K	001-35477	10.1	10/22/2019

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

			10-Q	001-35477	10.2	11/05/2020

Regional Management Corp. | 2021 Annual Report on Form 10-K | 103

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.4.3	Second Amended and Restated Credit Agreement, dated April 14, 2021 by and among Regional Management Corp., Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders and agents from time to time parties thereto, Wells Fargo Bank, National Association, as account bank and backup servicer, and Credit Suisse AG, New York Branch, as administration agent, structuring and syndication agent		8-K	001-35477	10.1	04/20/2021

10.4.4	First Amendment to the Second Amended and Restated Credit Agreement, dated as of December 17, 2021, by and between Regional Management Corp., as servicer and Regional Management Receivables II, LLC, as borrower, as acknowledged and agreed to by the lenders party thereto, Credit Suisse AG, New York Branch, as administration agent, structuring agent and syndication agent, and Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, as account bank and backup servicer		8-K	001-35477	10.2	12/21/2021

10.5.1	Sale and Servicing Agreement, dated October 31, 2019, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2019-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2019-1A SUBI		8-K	001-35477	10.1	10/31/2019

10.5.2	Amendment No. 1 to Sale and Servicing Agreement, dated October 30, 2020, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, Regional Management Issuance Trust 2019-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2019-1A-SUBI		10-Q	001-35477	10.9	11/05/2020

10.5.3	Supplemental Indenture, dated October 30, 2020, by and among Regional Management Issuance Trust 2019-1, as issuer, Regional Management Corp., as servicer, and Wells Fargo Bank, National Association, as indenture trustee		10-Q	001-35477	10.8	11/05/2020

10.6	Sale and Servicing Agreement, dated September 23, 2020, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2020-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2020-1A SUBI		8-K	001-35477	10.1	09/29/2020

Regional Management Corp. | 2021 Annual Report on Form 10-K | 104

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.7	Sale and Servicing Agreement, dated February 18, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2021-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2021-1A SUBI		8-K	001-35477	10.1	02/23/2021

10.8.1	Credit Agreement, dated April 19, 2021 by and among Regional Management Receivables IV, LLC, as borrower, Regional Management Corp., as servicer, the lenders and agents from time to time parties thereto, Wells Fargo Bank, National Association as account bank and backup servicer and Wells Fargo Bank, National Association as administration agent		8-K	001-35477	10.2	04/20/2021

10.8.2	Amendment No. 1 to the Credit Agreement, dated as of December 17, 2021, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, Wells Fargo Bank, National Association, as agent and committed lender and Wells Fargo Bank, National Association, as administrative agent		8-K	001-35477	10.3	12/21/2021

10.9.1	Credit Agreement, dated April 28, 2021 by and among Regional Management Receivables V, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, Wells Fargo Bank, National Association as account bank and backup servicer and JPMorgan Chase Bank, N.A. as administration agent		8-K	001-35477	10.1	04/29/2021

10.9.2	Amendment No.1 to the Credit Agreement, dated as of December 17, 2021, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, acting as its corporate trust services division, including its successors and permitted assigns, as account bank and backup servicer, and JPMorgan Chase Bank, N.A., as administrative agent		8-K	001-35477	10.4	12/21/2021

10.10	Sale and Servicing Agreement, dated July 22, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2021-2, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2021-2A SUBI		8-K	001-35477	10.1	07/22/2021

Regional Management Corp. | 2021 Annual Report on Form 10-K | 105

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.11	Sale and Servicing Agreement, dated October 8, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, and Regional Management Issuance Trust 2021-3, as issuer		8-K	001-35477	10.1	10/12/2021

10.12.1†	Regional Management Corp. 2011 Stock Incentive Plan and Forms of Nonqualified Stock Option Agreement (forms for grants prior to October 1, 2014)		S-1/A	333-174245	10.5	08/04/2011

10.12.2†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan (form for grants on or after October 1, 2014)		8-K	001-35477	10.1	10/07/2014

10.13.1†	Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective May 20, 2021)		8-K	001-35477	10.1	05/21/2021

10.13.2†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.3	04/28/2015

10.13.3†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.2	05/02/2017

10.13.4†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.3	05/02/2017

10.13.5†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.4	05/02/2017

10.13.6†	Form of Restricted Stock Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.5	05/02/2017

10.13.7†	Form of Stock Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.6	05/02/2017

10.14†	Regional Management Corp. Annual Incentive Plan (as amended and restated effective March 23, 2015)		8-K	001-35477	10.2	04/28/2015

10.15†	Form of Key Team Member Incentive Program Agreement		8-K	001-35477	10.2	09/29/2020

10.16†	Summary of Non-Employee Director Compensation Program	X

10.17†	Employment Agreement, dated as of March 26, 2020, between Robert W. Beck and Regional Management Corp.		8-K	001-35477	10.1	03/30/2020

10.18†	Employment Agreement, dated as of September 30, 2020, between Harpreet Rana and Regional Management Corp.		8-K	001-35477	10.1	09/30/2020

Regional Management Corp. | 2021 Annual Report on Form 10-K | 106

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.19†	Employment Agreement, dated as of July 1, 2020, between John D. Schachtel and Regional Management Corp.		8-K	001-35477	10.1	07/08/2020

10.20†	Employment Agreement, dated as of January 6, 2020, between Manish Parmar and Regional Management Corp.		10-Q	001-35477	10.2	05/08/2020

10.21†	Employment Agreement, dated as of September 30, 2020, between Brian J. Fisher and Regional Management Corp.		8-K	001-35477	10.2	09/30/2020

10.22†	Employment Agreement, dated as of September 30, 2020, between Catherine R. Atwood and Regional Management Corp.		10-Q	001-35477	10.7	11/05/2020

10.23†	Employment Agreement, dated as of May 6, 2019, between Peter R. Knitzer and Regional Management Corp.		8-K	001-35477	10.1	05/08/2019

10.24†	Form of Retention Award Agreement		8-K	001-35477	10.1	03/13/2015

16.1	Letter from RSM US LLP, dated November 2, 2021		8-K	001-35477	16.1	11/02/2021

21.1	Subsidiaries of Regional Management Corp.	X

23.1	Consent of RSM US LLP	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

†	Indicates a management contract or a compensatory plan, contract, or arrangement.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 107

ITEM 16.	FORM 10-K SUMMARY.

None.

Regional Management Corp. | 2021 Annual Report on Form 10-K | 108

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Management Corp.

Date: March 4, 2022	/s/ Robert W. Beck
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2022.

/s/ Robert W. Beck	Name:	Robert W. Beck
	Title:	President, Chief Executive Officer, and Director (principal executive officer)

/s/ Harpreet Rana	Name:	Harpreet Rana
	Title:	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Steven B. Barnette	Name:	Steven B. Barnette
	Title:	Vice President and Corporate Controller (principal accounting officer)

/s/ Carlos Palomares	Name:	Carlos Palomares
	Title:	Chair of the Board of Directors

/s/ Philip V. Bancroft	Name:	Philip V. Bancroft
	Title:	Director

/s/ Jonathan D. Brown	Name:	Jonathan D. Brown
	Title:	Director

/s/ Roel C. Campos	Name:	Roel C. Campos
	Title:	Director

/s/ Maria Contreras-Sweet	Name:	Maria Contreras-Sweet
	Title:	Director

/s/ Michael R. Dunn	Name:	Michael R. Dunn
	Title:	Director

/s/ Steven J. Freiberg	Name:	Steven J. Freiberg
	Title:	Director

/s/ Sandra K. Johnson, Ph.D.	Name:	Sandra K. Johnson, Ph.D.
	Title:	Director

Regional Management Corp. | 2021 Annual Report on Form 10-K | 109