Form 10-Q
period 2022-03-31
Regional Management Corp.
filed 2022-05-06
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of May 5, 2022, the registrant had outstanding 9,671,985 shares of Common Stock, $0.10 par value.

ITEM 1.	FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	March 31, 2022
	(Unaudited)	December 31, 2021
Assets
Cash	$17,635	$10,507
Net finance receivables	1,446,071	1,426,257
Unearned insurance premiums	(47,075)	(47,837)
Allowance for credit losses	(158,800)	(159,300)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,240,196	1,219,120
Restricted cash	138,919	138,682
Lease assets	28,087	28,721
Deferred tax assets, net	18,093	18,420
Property and equipment	13,036	12,938
Intangible assets	9,475	9,517
Other assets	32,230	21,757
Total assets	$1,497,671	$1,459,662
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,134,377	$1,107,953
Unamortized debt issuance costs	(12,001)	(11,010)
Net debt	1,122,376	1,096,943
Accounts payable and accrued expenses	46,302	49,283
Lease liabilities	30,251	30,700
Total liabilities	1,198,929	1,176,926
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,360 shares issued and 9,806 shares outstanding at March 31, 2022 and 14,157 shares issued and 9,788 shares outstanding at December 31, 2021)	1,436	1,416
Additional paid-in capital	105,989	104,745
Retained earnings	329,878	306,105
Treasury stock (4,554 shares at March 31, 2022 and 4,370 shares at December 31, 2021)	(138,561)	(129,530)
Total stockholders’ equity	298,742	282,736
Total liabilities and stockholders’ equity	$1,497,671	$1,459,662

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$361	$364
Net finance receivables	1,086,164	1,004,954
Allowance for credit losses	(117,001)	(109,898)
Restricted cash	117,827	118,818
Other assets	9	4
Total assets	$1,087,360	$1,014,242
Liabilities
Net debt	$1,078,699	$986,223
Accounts payable and accrued expenses	92	71
Total liabilities	$1,078,791	$986,294

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Interest and fee income	$107,631	$87,279
Insurance income, net	10,544	7,985
Other income	2,673	2,467
Total revenue	120,848	97,731

Expenses
Provision for credit losses	30,858	11,362

Personnel	35,654	28,851
Occupancy	5,808	6,020
Marketing	3,091	2,710
Other	10,547	8,262
Total general and administrative expenses	55,100	45,843

Interest expense	(59)	7,135
Income before income taxes	34,949	33,391
Income taxes	8,166	7,869

Net income	$26,783	$25,522
Net income per common share:
Basic	$2.81	$2.42
Diluted	$2.67	$2.31
Weighted-average common shares outstanding:
Basic	9,533	10,543
Diluted	10,022	11,066

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2021	14,157	$1,416	$104,745	$306,105	$(129,530)	$282,736
Cash dividends	—	—	—	(3,010)	—	(3,010)
Issuance of restricted stock awards	178	18	(18)	—	—	—
Exercise of stock options	61	6	—	—	—	6
Repurchase of common stock	—	—	—	—	(9,031)	(9,031)
Shares withheld related to net share settlement	(36)	(4)	(844)	—	—	(848)
Share-based compensation	—	—	2,106	—	—	2,106
Net income	—	—	—	26,783	—	26,783
Balance, March 31, 2022	14,360	$1,436	$105,989	$329,878	$(138,561)	$298,742

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2020	13,851	$1,385	$105,483	$227,343	$(62,088)	$272,123
Cash dividends	—	—	—	(2,206)	—	(2,206)
Issuance of restricted stock awards	176	18	(18)	—	—	—
Exercise of stock options	137	14	—	—	—	14
Repurchase of common stock	—	—	—	—	(11,834)	(11,834)
Shares withheld related to net share settlement	(101)	(11)	(1,535)	—	—	(1,546)
Share-based compensation	—	—	1,563	—	—	1,563
Net income	—	—	—	25,522	—	25,522
Balance, March 31, 2021	14,063	$1,406	$105,493	$250,659	$(73,922)	$283,636

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$26,783	$25,522
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30,858	11,362
Depreciation and amortization	3,238	2,891
Amortization of deferred originations fees and costs	(3,905)	(3,846)
Loss on disposal of property and equipment	2	1
Share-based compensation	2,106	1,563
Fair value adjustment on interest rate caps	(10,158)	(785)
Deferred income taxes, net	327	(245)
Changes in operating assets and liabilities:
Increase (decrease) in unearned insurance premiums	(762)	206
(Increase) decrease in lease assets	634	(536)
(Increase) decrease in other assets	4	(2,989)
Increase (decrease) in accounts payable and accrued expenses	(2,891)	1,357
Increase (decrease) in lease liabilities	(449)	511
Net cash provided by operating activities	45,787	35,012
Cash flows from investing activities:
Originations of finance receivables	(326,329)	(232,052)
Repayments of finance receivables	278,742	248,083
Purchases of intangible assets	(642)	(769)
Purchases of property and equipment	(1,126)	(411)
Net cash provided by (used in) investing activities	(49,355)	14,851
Cash flows from financing activities:
Advances on revolving credit facilities	437,815	371,610
Payments on revolving credit facilities	(552,118)	(506,638)
Advances on securitizations	250,000	248,700
Payments on securitizations	(109,228)	(130,085)
Payments for debt issuance costs	(2,657)	(2,506)
Taxes paid related to net share settlement of equity awards	(828)	(2,638)
Cash dividends	(3,020)	(2,110)
Repurchases of common stock	(9,031)	(11,834)
Net cash provided by (used in) financing activities	10,933	(35,501)
Net change in cash and restricted cash	7,365	14,362
Cash and restricted cash at beginning of period	149,189	71,876
Cash and restricted cash at end of period	$156,554	$86,238
Supplemental cash flow information:
Interest paid	$8,616	$7,230
Income taxes paid (refunded)	$1	$(199)
Operating leases paid	$2,794	$2,087
Non-cash lease assets and liabilities acquired	$1,246	$2,202
Non-cash dividends payable	$(10)	$96

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	March 31, 2022	December 31, 2021	March 31, 2021
Cash	$17,635	$10,507	$7,226
Restricted cash	138,919	138,682	79,012
Total cash and restricted cash	$156,554	$149,189	$86,238

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. As of March 31, 2022, the Company operated 354 branch locations under the name “Regional Finance” in 14 states across the United States.

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

The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s small and large loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. Changes in quarterly growth or liquidation could result in larger allowance for credit loss releases in periods of portfolio liquidation, and larger provisions for credit losses in periods of portfolio growth. Consequently, the Company experiences seasonal fluctuations in its operating results and cash needs. However, changes in borrower assistance programs and customer access to external economic stimulus measures related to the COVID-19 pandemic have impacted the Company’s typical seasonal trends for loan volume and delinquency.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) regulations and U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC.

Significant accounting policies: The following is a description of significant accounting policies used in preparing the financial statements. The accounting and reporting policies of the Company are in accordance with GAAP.

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

Revision: Subsequent to issuance of the March 31, 2021 financial statements, the Company concluded that certain cash flow statement line items should be broken out to reflect cash receipts and cash payments on a gross basis, rather than net. As a result, the net originations of finance receivables, net advances (payments) on senior revolving credit facility, net advances (payments) on revolving warehouse credit facilities, and net advances on securitizations line items have been updated to reflect a gross presentation. The Company also concluded that the amortization of deferred origination fees and costs, accrued interest receivables, and unearned insurance premiums included in the net originations of finance receivables (previously in investing activities) and accrued interest payables included in debt (previously in financing activities) should be included in operating activities. These changes will classify cash flows related to interest received on finance receivables and interest paid on debt as operating activities and cash flows related to net loan origination fees and costs as investing activities. To correct these classification errors, amounts previously reported have been reclassified for the three months ended March 31, 2021. Impacts for the three months ended March 31, 2021 included a decrease in net cash provided by operating activities of $7.3 million, an increase in net cash provided by investing activities of $6.9 million, and a decrease in net cash used in financing activities of $0.4 million.

Net finance receivables: Generally, the Company classifies finance receivables as held for investment based on management’s intent at the time of origination. The Company determines classification on a receivable-by-receivable basis. The Company classifies finance receivables as held for investment due to its ability and intent to hold them until their contractual maturities. Net finance receivables consist of the Company’s installment loans. The Company carries net finance receivables at amortized cost, which includes remaining principal balance, accrued interest, and net unamortized deferred origination costs and unamortized fees.

Allowance for credit losses: The allowance for credit losses is based on historical credit experience, current conditions, and reasonable and supportable economic forecasts. The historical loss experience is adjusted for quantitative and qualitative factors that are not fully reflected in the historical data. In determining its estimate of expected credit losses, the Company evaluates information related to credit metrics, changes in its lending strategies and underwriting practices, and the current and forecasted direction of the economic and business environment. These metrics include, but are not limited to, loan portfolio mix and growth, unemployment, credit loss trends, delinquency trends, changes in underwriting, and operational risks.

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

Reasonable and supportable macroeconomic forecasts are required for the Company’s allowance for credit loss model. The Company engaged a major rating service to assist with compiling a reasonable and supportable forecast. The Company reviews macroeconomic forecasts to use in its allowance for credit losses. The Company adjusts the historical loss experience by relevant qualitative factors for these expectations. The Company does not require reversion adjustments, as the contractual lives of its portfolio (considering the effect of prepayments) are shorter than its reasonable and supportable forecast periods.

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

Troubled Debt Restructurings: The Company classifies a finance receivable as a troubled debt restructuring (each, a “TDR”) when the Company modifies the finance receivable’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grants a concession that it would not otherwise consider (including Chapter 13 bankruptcies and delinquent renewals). Modifications primarily include an interest rate reduction and term extension to reduce the borrower’s monthly payment. Once a loan is classified as a TDR, it remains a TDR for the purpose of calculating the allowance for credit losses for the remainder of its contractual term.

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

Share-based compensation: The Company measures compensation cost for share-based awards at estimated fair value and recognizes compensation expense over the service period for awards expected to vest. The Company uses the closing stock price on the date of grant as the fair value of restricted stock awards. The fair value of stock options is determined using the Black-Scholes valuation model and the fair value of Performance Restricted Stock Units is determined using the Monte Carlo valuation model. The Black-Scholes and Monte Carlo models require the input of assumptions, including expected volatility, expected dividends, expected life, risk-free interest rate, and a discount associated with post-vest holding restrictions, changes to which can affect the fair value estimate. Expected volatility is based on the Company’s historical stock price volatility. Expected dividends are calculated using the expected dividend yield (annualized dividends divided by the grant date stock price). The expected term for stock options is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero-coupon U.S. Treasury bond rate over the expected term of the awards. The estimated discount associated with post-vest holding restrictions is calculated using a blend of the Finnerty and Chaffe models. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Recent accounting pronouncements: In March 2022, the Financial Accounting Standards Board (“FASB”) issued an accounting update eliminating the accounting for TDRs by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendment also requires disclosure of gross credit losses by year of origination for finance receivables. The amendments in this update are effective for annual and interim periods beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the potential impact of this update on its consolidated financial statements.

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	March 31, 2022	December 31, 2021
Small loans	$438,153	$445,023
Large loans	997,226	970,694
Retail loans	10,692	10,540
Net finance receivables	$1,446,071	$1,426,257

Net finance receivables included net deferred origination fees and costs of $13.8 million and $14.2 million as of March 31, 2022 and December 31, 2021, respectively.

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

Net finance receivables by product, FICO band, and origination year as of March 31, 2022 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2022 (1)	2021	2020	2019	2018	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$21,418	$50,274	$6,874	$1,279	$118	$21	$79,984
2	14,464	34,720	3,438	485	19	5	53,131
3	17,614	37,470	3,667	416	8	1	59,176
4	19,245	40,737	3,847	364	9	3	64,205
5	19,634	42,226	4,842	320	—	2	67,024
6	32,547	71,339	10,351	393	—	3	114,633
Total small loans	$124,922	$276,766	$33,019	$3,257	$154	$35	$438,153
Large Loans:
FICO Band
1	$12,424	$36,253	$15,370	$7,791	$2,036	$1,419	$75,293
2	8,112	34,675	9,860	3,602	417	290	56,956
3	28,262	96,173	20,344	8,651	841	330	154,601
4	35,775	118,462	27,579	11,273	971	195	194,255
5	34,335	113,313	28,051	10,665	1,076	132	187,572
6	60,554	199,580	48,841	17,528	1,905	141	328,549
Total large loans	$179,462	$598,456	$150,045	$59,510	$7,246	$2,507	$997,226
Retail Loans:
FICO Band
1	$—	$17	$104	$121	$12	$3	$257
2	127	212	59	91	5	1	495
3	330	1,214	254	90	5	7	1,900
4	386	1,712	652	225	26	6	3,007
5	296	1,402	536	222	23	6	2,485
6	301	1,511	537	187	9	3	2,548
Total retail loans	$1,440	$6,068	$2,142	$936	$80	$26	$10,692
Total Loans:
FICO Band
1	$33,842	$86,544	$22,348	$9,191	$2,166	$1,443	$155,534
2	22,703	69,607	13,357	4,178	441	296	110,582
3	46,206	134,857	24,265	9,157	854	338	215,677
4	55,406	160,911	32,078	11,862	1,006	204	261,467
5	54,265	156,941	33,429	11,207	1,099	140	257,081
6	93,402	272,430	59,729	18,108	1,914	147	445,730
Total loans	$305,824	$881,290	$185,206	$63,703	$7,480	$2,568	$1,446,071

(1)	Includes loans originated during the three months ended March 31, 2022.

Net finance receivables by product, FICO band, and origination year as of December 31, 2021 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2021	2020	2019	2018	2017	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$71,720	$11,243	$2,202	$208	$44	$6	$85,423
2	48,507	5,805	856	33	11	3	55,215
3	52,113	6,278	764	24	5	1	59,185
4	56,631	6,834	689	31	8	1	64,194
5	57,058	8,484	615	14	2	1	66,174
6	96,149	17,837	835	7	3	1	114,832
Total small loans	$382,178	$56,481	$5,961	$317	$73	$13	$445,023
Large Loans:
FICO Band
1	$41,865	$19,447	$9,940	$2,714	$1,374	$649	$75,989
2	40,795	12,814	4,815	594	255	171	59,444
3	112,048	26,041	11,398	1,412	372	118	151,389
4	136,901	34,382	14,890	1,622	284	50	188,129
5	130,375	34,278	14,021	1,730	165	68	180,637
6	229,184	59,579	23,054	2,998	235	56	315,106
Total large loans	$691,168	$186,541	$78,118	$11,070	$2,685	$1,112	$970,694
Retail Loans:
FICO Band
1	$19	$137	$207	$25	$1	$2	$391
2	161	86	150	13	1	—	411
3	1,177	338	156	17	4	4	1,696
4	1,699	840	363	56	4	2	2,964
5	1,415	678	337	46	7	1	2,484
6	1,563	702	295	30	2	2	2,594
Total retail loans	$6,034	$2,781	$1,508	$187	$19	$11	$10,540
Total Loans:
FICO Band
1	$113,604	$30,827	$12,349	$2,947	$1,419	$657	$161,803
2	89,463	18,705	5,821	640	267	174	115,070
3	165,338	32,657	12,318	1,453	381	123	212,270
4	195,231	42,056	15,942	1,709	296	53	255,287
5	188,848	43,440	14,973	1,790	174	70	249,295
6	326,896	78,118	24,184	3,035	240	59	432,532
Total loans	$1,079,380	$245,803	$85,587	$11,574	$2,777	$1,136	$1,426,257

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	March 31, 2022
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$367,823	83.9%	$891,666	89.4%	$8,878	83.0%	$1,268,367	87.7%
1 to 29 days past due	35,469	8.1%	59,185	5.9%	1,035	9.7%	95,689	6.6%
Delinquent accounts
30 to 59 days	7,251	1.7%	12,352	1.2%	215	2.0%	19,818	1.4%
60 to 89 days	6,272	1.4%	9,966	1.0%	152	1.4%	16,390	1.1%
90 to 119 days	6,945	1.6%	8,553	0.9%	138	1.4%	15,636	1.1%
120 to 149 days	7,159	1.6%	8,020	0.8%	143	1.3%	15,322	1.1%
150 to 179 days	7,234	1.7%	7,484	0.8%	131	1.2%	14,849	1.0%
Total delinquency	$34,861	8.0%	$46,375	4.7%	$779	7.3%	$82,015	5.7%
Total net finance receivables	$438,153	100.0%	$997,226	100.0%	$10,692	100.0%	$1,446,071	100.0%
Net finance receivables in nonaccrual status	$21,975	5.0%	$25,935	2.6%	$463	4.3%	$48,373	3.3%

	December 31, 2021
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$366,775	82.5%	$861,855	88.8%	$8,535	81.0%	$1,237,165	86.7%
1 to 29 days past due	38,454	8.6%	64,491	6.6%	1,256	11.9%	104,201	7.3%
Delinquent accounts
30 to 59 days	11,244	2.5%	13,777	1.5%	262	2.5%	25,283	1.9%
60 to 89 days	9,436	2.1%	10,788	1.1%	171	1.6%	20,395	1.4%
90 to 119 days	7,868	1.8%	7,971	0.8%	123	1.2%	15,962	1.0%
120 to 149 days	5,897	1.3%	6,480	0.7%	89	0.8%	12,466	0.9%
150 to 179 days	5,349	1.2%	5,332	0.5%	104	1.0%	10,785	0.8%
Total delinquency	$39,794	8.9%	$44,348	4.6%	$749	7.1%	$84,891	6.0%
Total net finance receivables	$445,023	100.0%	$970,694	100.0%	$10,540	100.0%	$1,426,257	100.0%
Net finance receivables in nonaccrual status	$21,285	4.8%	$23,495	2.4%	$390	3.7%	$45,170	3.2%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended March 31, 2022 and 2021, the Company reversed $3.7 million and $2.4 million of accrued interest as reductions of interest and fee income, respectively.

The following is a reconciliation of the allowance for credit losses by product for the three months ended March 31, 2022 and 2021:

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2022	$61,294	$96,494	$1,512	$159,300
Provision for credit losses	12,646	17,952	260	30,858
Credit losses	(16,255)	(16,260)	(265)	(32,780)
Recoveries	645	747	30	1,422
Ending balance at March 31, 2022	$58,330	$98,933	$1,537	$158,800
Net finance receivables at March 31, 2022	$438,153	$997,226	$10,692	$1,446,071
Allowance as percentage of net finance receivables at March 31, 2022	13.3%	9.9%	14.4%	11.0%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2021	$59,410	$88,058	$2,532	$150,000
Provision for credit losses	4,761	6,728	(127)	11,362
Credit losses	(10,973)	(11,340)	(456)	(22,769)
Recoveries	475	503	29	1,007
Ending balance at March 31, 2021	$53,673	$83,949	$1,978	$139,600
Net finance receivables at March 31, 2021	$371,188	$722,474	$11,941	$1,105,603
Allowance as percentage of net finance receivables at March 31, 2021	14.5%	11.6%	16.6%	12.6%

The decrease in our allowance for credit losses for the three months ended March 31, 2022 was primarily due to a $1.1 million release for improvements in our economic forecasts related to continued stabilization of unemployment rates, partially offset by the $0.6 million build for growth in our large loan portfolio. The decrease in our allowance for credit losses for the three months ended March 31, 2021 was primarily due to $6.6 million release for improvements in our economic forecasts related to decreases in unemployment rates and continued stimulus payments and a $3.8 million release for portfolio liquidation. We may experience changes within our economic forecast, as well as changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses and provision for credit losses.

The Company classifies a loan as a TDR finance receivable when the Company modifies a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grants a concession that it would not otherwise consider.

The amount of TDR net finance receivables and the related TDR allowance for credit losses for the periods indicated are as follows:

	March 31, 2022		March 31, 2021
Dollars in thousands	TDR Net Finance Receivables	TDR Allowance for Credit Losses	TDR Net Finance Receivables	TDR Allowance for Credit Losses
Small loans	$3,249	$1,078	$4,391	$1,862
Large loans	13,295	3,782	14,646	4,964
Retail loans	58	19	70	29
Total	$16,602	$4,879	$19,107	$6,855

The following table provides the number and amount of net finance receivables modified and classified as TDRs during the periods presented:

	Three Months Ended
	March 31, 2022		March 31, 2021
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	766	$1,464	787	$1,455
Large loans	760	4,043	623	3,131
Retail loans	3	5	2	4
Total	1,529	$5,512	1,412	$4,590

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

The following table provides the number of accounts and balance of finance receivables that subsequently defaulted within the periods indicated (that were modified as a TDR in the preceding 12 months). The Company defines payment default as 90 days past due for this disclosure. The respective amounts and activity for the periods indicated are as follows:

	Three Months Ended
	March 31, 2022		March 31, 2021
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	254	$478	266	$458
Large loans	210	1,212	160	802
Retail loans	2	6	2	4
Total	466	$1,696	428	$1,264

(1) Only includes defaults occurring within 12 months of a loan being designated as a TDR. Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Note 4. Interest Rate Caps

The Company has interest rate cap contracts with an aggregate notional principal amount of $550.0 million. Each contract is collateralizable and contains a strike rate against the one-month LIBOR (0.45% and 0.10% as of March 31, 2022 and December 31, 2021, respectively). When the one-month LIBOR exceeds the strike rate, the counterparty reimburses the Company for the excess over the strike rate. No payment is required by the Company or the counterparty when the one-month LIBOR is below the strike rate. Each of the Company’s interest rate cap contracts include a process to transition from LIBOR to a new benchmark in certain circumstances. The following is a summary of the Company’s interest rate caps as of March 31, 2022:

				Notional Amount
Execution Date	Effective Date	Maturity Date	Strike Rate	(in thousands)
03/2020	03/2020	03/2023	1.75%	$100,000
08/2020	08/2020	08/2023	0.50%	50,000
09/2020	10/2020	10/2023	0.50%	100,000
11/2020	11/2020	11/2023	0.25%	50,000
02/2021	02/2021	02/2024	0.25%	50,000
03/2021	03/2021	03/2024	0.25%	50,000
06/2021	06/2021	06/2024	0.25%	50,000
12/2021	08/2023	02/2026	0.50%	50,000
12/2021	02/2024	02/2026	0.50%	50,000
Total notional amount				$550,000

The following is a summary of changes in fair value of the interest rate caps (included in other assets) for the periods indicated:

	Three Months Ended
	March 31,
Dollars in thousands	2022	2021
Balance at beginning of period	$6,586	$265
Purchases	—	602
Fair value adjustment included as a decrease in interest expense	10,158	785
Balance at end of period	$16,744	$1,652

See Note 12, “Subsequent Events,” for information regarding the Company’s interest rate caps following the end of the fiscal quarter.

Note 5. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	March 31, 2022			December 31, 2021
Dollars in thousands	Debt	Unamortized Debt Issuance Costs	Net Debt	Debt	Unamortized Debt Issuance Costs	Net Debt
Senior revolving credit facility	$44,919	$(1,242)	$43,677	$112,065	$(1,345)	$110,720
RMR II revolving warehouse credit facility	33,536	(1,239)	32,297	52,469	(1,393)	51,076
RMR IV revolving warehouse credit facility	31,618	(474)	31,144	20,071	(531)	19,540
RMR V revolving warehouse credit facility	19,406	(460)	18,946	59,451	(516)	58,935
RMIT 2019-1 securitization	—	—	—	109,373	(464)	108,909
RMIT 2020-1 securitization	180,214	(1,236)	178,978	180,214	(1,442)	178,772
RMIT 2021-1 securitization	248,916	(1,619)	247,297	248,916	(1,830)	247,086
RMIT 2021-2 securitization	200,192	(1,855)	198,337	200,192	(1,962)	198,230
RMIT 2021-3 securitization	125,202	(1,404)	123,798	125,202	(1,527)	123,675
RMIT 2022-1 securitization	250,374	(2,472)	247,902	—	—	—
Total	$1,134,377	$(12,001)	$1,122,376	$1,107,953	$(11,010)	$1,096,943
Unused amount of revolving credit facilities (subject to borrowing base)	$671,115			$556,812

Senior Revolving Credit Facility: In December 2021, the Company amended and restated its senior revolving credit facility to, among other things, decrease the availability under the facility from $640 million to $500 million and extend the maturity of the facility from September 2022 to September 2024. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible secured finance receivables (80% of eligible secured finance receivables as of March 31, 2022). As of March 31, 2022, the Company had $196.9 million of immediate availability to draw down cash under the facility and held $17.6 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 0.50%, plus a 3.00% margin. The effective interest rate was 3.50% as of March 31, 2022. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. The Company pays an unused line fee of 0.50%.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $106.1 million and $107.7 million as of March 31, 2022 and December 31, 2021, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

RMR II Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to, among other things, extend the date at which the facility converts to an amortizing loan and the termination date to March 2023 and March 2024, respectively, decrease the total facility from $125 million to $75 million, increase the cap on facility advances from 80% to 83% of eligible finance receivables, and increase the rate at which borrowings under the facility bear interest, payable monthly, at a rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a blended margin of 2.35% (2.15% prior to the April 2021 amendment). The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. RMR II held $0.4 million in restricted cash reserves as of March 31, 2022 to satisfy provisions of the credit agreement. The effective interest rate was 3.31% as of March 31, 2022. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. The RMR II revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances.

RMR IV Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables IV, LLC (“RMR IV”), entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility converts to an amortizing loan in April 2023 and terminates in April 2024. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables. RMR IV held $0.4 million in restricted cash reserves as of March 31, 2022 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month LIBOR, plus a margin of 2.35%. The effective interest rate was 2.80% as of March 31, 2022. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. The RMR IV revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances.

RMR V Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables V, LLC (“RMR V”), entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. The facility converts to an amortizing loan in October 2022 and terminates in October 2023. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. RMR V held $0.2 million in restricted cash reserves as of March 31, 2022 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.20%. The effective interest rate was 2.79% as of March 31, 2022. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility.

RMIT 2019-1 Securitization: In October 2019, the Company, its wholly-owned SPE, Regional Management Receivables III (“RMR III”), and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2019-1 (“RMIT 2019-1”), completed a private offering and sale of $130 million of asset-backed notes. Prior to maturity in November 2028, the Company could redeem the notes in full, but not in part, at its option on any remaining note payment date. In February 2022, the Company and RMR III exercised the right to make an optional principal repayment in full, and in connection with such prepayment, the securitization terminated in February 2022.

RMIT 2020-1 Securitization: In September 2020, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of March 31, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of March 31, 2022. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-1 Securitization: In February 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-1 (“RMIT 2021-1”), completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. RMIT 2021-1 held $2.6 million in restricted cash reserves as of March 31, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of March 31, 2022. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-2 Securitization: In July 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-2 (“RMIT 2021-2”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. RMIT 2021-2 held $2.1 million in restricted cash reserves as of March 31, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of March 31, 2022. Prior to maturity in August 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-3 Securitization: In October 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-3 (“RMIT 2021-3”), completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate, asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. RMIT 2021-3 held $1.5 million in restricted cash reserves as of March 31, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of March 31, 2022. Prior to maturity in October 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-1 securitization: In February 2022, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2022-1 (“RMIT 2022-1”), completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. RMIT 2022-1 held $2.6 million in restricted cash reserves as of March 31, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59%. Prior to maturity in March 2032, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period.

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of March 31, 2022, the Company was in compliance with all debt covenants.

Note 6. Stockholders’ Equity

Stock repurchase program: In October 2020, the Company announced that its Board of Directors (the “Board”) had authorized a $30.0 million stock repurchase program. In May 2021, the Company completed the stock repurchase program, having repurchased a total of 952 thousand shares of common stock.

In May 2021, the Company announced that the Board had authorized a $30.0 million stock repurchase program. In August 2021, the Company announced that the Board had approved a $20.0 million increase in the amount authorized under the stock repurchase program, from $30.0 million to $50.0 million. In January 2022, the Company completed the stock repurchase program, having repurchased a total of 945 thousand shares of common stock.

In February 2022, the Company announced that the Board had authorized a new $20.0 million stock repurchase program. The authorization was effective immediately and extends through February 3, 2024.

Stock repurchases under our stock repurchase programs may be made in the open market at prevailing market prices or through privately negotiated transactions in accordance with applicable federal and state securities laws.

The following is a summary of the Company’s repurchased shares of common stock for the periods indicated:

	Three Months Ended March 31,
Dollars and shares in thousands, except per share amounts	2022	2021
Common stock repurchased	184	352
Weighted-average cost per share	$49.00	$33.57
Total cost of common stock repurchased	$9,031	$11,834

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Dividends declared per common share	$0.30	$0.20

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	March 31, 2022		December 31, 2021
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$17,635	$17,635	$10,507	$10,507
Restricted cash	138,919	138,919	138,682	138,682
Level 2
Interest rate caps	16,744	16,744	6,586	6,586
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,240,196	1,346,814	1,219,120	1,323,988
Liabilities
Level 3
Debt	1,134,377	1,086,277	1,107,953	1,098,625

Note 8. Income Taxes

The Company records interim provisions for income taxes based on an estimated annual effective tax rate. The Company recognizes discrete tax benefits or deficiencies in the income tax line of the consolidated statements of income. These discrete benefits or deficiencies are primarily the result of exercises or vestings of share-based awards.

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended
	March 31,
Dollars in thousands	2022	2021
Provision for corporate taxes	$8,562	$8,348
Discrete tax benefits	(396)	(479)
Total income taxes	$8,166	$7,869

Note 9. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2022	2021
Numerator:
Net income	$26,783	$25,522
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,533	10,543
Effect of dilutive securities	489	523
Weighted-average shares adjusted for dilutive securities	10,022	11,066
Earnings per share:
Basic	$2.81	$2.42
Diluted	$2.67	$2.31

Options to purchase 0.1 million and 0.2 million shares of common stock were outstanding during the three months ended March 31, 2022 and 2021, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 10. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on each of April 27, 2017 and May 20, 2021, the stockholders of the Company re-approved the 2015 Plan, as amended and restated on each respective date. As of March 31, 2022, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 2.6 million shares (such amount reflecting an increase of 1.05 million additional or “new” shares in connection with the May 20, 2021 re-approval of the 2015 Plan) plus (ii) any shares remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, plus (iii) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. As of the effective date of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of March 31, 2022, there were 0.9 million shares available for grant under the 2015 Plan.

For the three months ended March 31, 2022 and 2021, the Company recorded share-based compensation expense of $2.1 million and $1.6 million, respectively. The Company recorded $2.1 million and $1.6 million in share-based compensation for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, unrecognized share-based compensation expense to be recognized over future periods approximated $18.8 million. This amount will be recognized as expense over a weighted-average period of 2.2 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

Long-term incentive program: The Company issues performance restricted stock units (“PRSUs”) and restricted stock awards (“RSAs”) to certain members of senior management under a long-term incentive program (“LTIP”). Recurring annual grants are made at the discretion of the Board. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. Vested PRSUs are subject to an additional one-year holding period following the vesting date. The actual value of the PRSUs that may be earned can range from 0% to 150% of target based on positive or negative cumulative total shareholder return concluding at the end of the third calendar year.

Prior to 2022, the Company issued non-qualified stock options, performance-contingent restricted stock units (“RSUs”), cash-settled performance units (“CSPUs”), and RSAs to certain members of senior management under the LTIP. The CSPUs are cash incentive awards, and the associated expense is not based on the market price of the Company’s common stock. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSUs and CSPUs that may be earned can range from 0% to 150% of target based on the percentile ranking of the Company’s compound annual growth rate of pre-provision net income and pre-provision net income per share compared to a public company peer group over a three-year performance period.

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

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Three Months Ended March 31,
	2022 (1)	2021
Expected volatility	—	47.83%
Expected dividends	—	2.63%
Expected term (in years)	—	6.0
Risk-free rate	—	0.64%

(1) Beginning in 2022, the Company no longer issues non-qualified stock options as part of its annual long-term incentive program.

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

The following table summarizes the stock option activity for the three months ended March 31, 2022:

Dollars in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	589	$22.50
Granted	—	—
Exercised	(61)	17.60
Forfeited	—	—
Expired	(1)	17.08
Options outstanding at March 31, 2022	527	$23.07	6.6	$13,447
Options exercisable at March 31, 2022	382	$21.76	5.9	$10,235

The following table provides additional stock option information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2022	2021
Weighted-average grant date fair value per share	$—	$10.52
Intrinsic value of options exercised	$2,142	$2,861
Fair value of stock options that vested	$—	$—

Performance restricted stock units: Compensation expense for PRSUs is based on the fair value of the award estimated on the grant date using the Monte Carlo valuation model. The following are the weighted-average assumptions for the PRSU grants during the periods indicated below:

	Three Months Ended March 31,
	2022	2021
Expected volatility	39.24%	—
Expected dividends	—	—
Risk-free rate	1.05%	—
Discount for post-vesting restrictions	11.93%	—

The following table summarizes PRSU activity during the three months ended March 31, 2022:

Dollars in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2022	—	$—
Granted	70	52.07
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at March 31, 2022	70	$52.07

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per unit amounts	2022	2021
Weighted-average grant date fair value per unit	$52.07	$—
Fair value of PRSUs that vested	$—	$—

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the three months ended March 31, 2022:

Dollars in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2022	129	$22.84
Granted (target)	—	—
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at March 31, 2022	129	$22.84

The following table provides additional RSU information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per unit amounts	2022	2021
Weighted-average grant date fair value per unit	$—	$30.22
Fair value of RSUs that vested	$—	$1,199

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

The following table summarizes RSA activity during the three months ended March 31, 2022:

Dollars in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2022	219	$30.32
Granted	179	40.13
Vested	(5)	47.78
Forfeited	(1)	35.10
Non-vested shares at March 31, 2022	392	$34.58

The following table provides additional RSA information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2022	2021
Weighted-average grant date fair value per share	$40.13	$28.18
Fair value of RSAs that vested	$215	$40

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

Note 12. Subsequent Events

Interest rate cap contracts: In April 2022, the Company collateralized its interest rate caps, and the collateral was then used to reduce the Company’s outstanding debt on its senior revolving credit facility. Subsequently, the Company sold its shorter-duration interest rate cap contracts with a fair value of $6.7 million. These sold interest rate caps had an aggregate notional principal amount of $300.0 million and maturity dates ranging from March 2023 through November 2023. After the sale, the Company maintained interest rate caps with an aggregate notional principal amount of $250.0 million.

Quarterly cash dividend: In May 2022, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on June 15, 2022 to shareholders of record at the close of business on May 25, 2022. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (which was filed with the SEC on March 4, 2022) and this Quarterly Report on Form 10-Q. The COVID-19 pandemic may also magnify many of these risks and uncertainties. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of March 31, 2022, we operate under the name “Regional Finance” in 354 branch locations in 14 states across the United States, serving 466,100 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of March 31, 2022, we had 270.5 thousand small installment loans outstanding, representing $438.2 million in net finance receivables. This included 142.2 thousand small loan convenience checks, representing $200.7 million in net finance receivables.

•

Large Loans (>$2,500) – As of March 31, 2022, we had 189.3 thousand large installment loans outstanding, representing $997.2 million in net finance receivables. This included 17.9 thousand large loan convenience checks, representing $56.5 million in net finance receivables.

•	Retail Loans – As of March 31, 2022, we had 6.3 thousand retail purchase loans outstanding, representing $10.7 million in net finance receivables.
•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

Outlook

We continually assess the macroeconomic environment in which we operate in order to appropriately and timely adapt to current market conditions. Macroeconomic factors, including, but not limited to, the COVID-19 pandemic, impacts from current geopolitical events outside the U.S., and inflationary pressures, may affect our business, liquidity, financial condition, and results of operations.

The COVID-19 pandemic has resulted in economic disruption and uncertainty. At the beginning of the pandemic, during the second quarter of 2020, we experienced a decrease in demand. Since that time, our loan growth has steadily increased. Our net finance receivables were $1.4 billion as of March 31, 2022, $340.5 million higher than the prior-year period. However, future consumer demand remains subject to the uncertainty surrounding the duration and nature of the pandemic going forward, including the severity of any future waves of COVID-19. The extent to which the pandemic will ultimately impact our business and financial condition will depend on future events that are difficult to forecast, including, but not limited to, the duration and severity of the pandemic (as a result of variant strains of the virus and waves of outbreak), the success of actions taken to contain, treat, and prevent the spread of the virus, and the speed at which normal economic and operating conditions return and are sustained.

Recent geopolitical events outside of the U.S. have contributed to volatility in U.S. markets. Current inflationary pressures have also added to economic uncertainty. In addition, environmental, social, and governance (“ESG”) matters have become an area of increasing focus for lawmakers, regulators, stockholders, and other stakeholders. Proposed legislation and rulemaking issued or under consideration include proposals to require disclosure of climate, cybersecurity, and other ESG metrics and risks. The potential impact of any of these or other ESG-related legislation or regulations on our business remains uncertain.

We seek to employ a data-driven approach to managing our risk. We manage risk, among other ways, through our custom risk and response scorecards, adjustment of underwriting criteria, analysis of early payment activity, and detailed geographic and customer segmentation to ensure that incremental direct mail loan volume is capable of absorbing credit losses at two to three times our historical levels while still providing positive contribution margin.

As of March 31, 2022, our allowance for credit losses included $15.9 million of reserves associated with potential future macroeconomic impacts on credit losses, inclusive of those associated with the COVID-19 pandemic. Our contractual delinquency as a percentage of net finance receivables was 5.7% as of March 31, 2022, up from 4.3% as of March 31, 2021, and down from pre-pandemic levels of 6.6% and 6.9% as of March 31, 2020 and March 31, 2019, respectively. Going forward, we may experience changes to the macroeconomic assumptions within our forecast and changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. In the first quarter of 2022, we successfully closed a $250 million asset-backed securitization that consisted of the issuance of four classes of fixed-rate asset backed notes with a three-year revolving period. As of March 31, 2022, we had $214.6 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities, representing a $4.9 million improvement in our liquidity position since December 31, 2021. In addition, we had $671.1 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of March 31, 2022. We believe our liquidity position provides us substantial runway to fund our growth initiatives and to support the fundamental operations of our business.

We have increasingly relied on online operations for customer access, including remote loan closings in recent years. On the digital front, we continue to build and expand upon our end-to-end online and mobile origination capabilities for new and existing customers, along with additional digital servicing functionality. Combined with remote loan closings, we believe that these omni-channel sales and servicing capabilities have and will continue to expand the market reach of our branches, increase our average branch receivables, and improve our revenues and operating efficiencies, while at the same time increasing customer satisfaction.

Factors Affecting Our Results of Operations

Our business is driven by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. Changes in quarterly growth or liquidation could result in larger allowance for credit loss releases in periods of portfolio liquidation, and larger provisions for credit losses in periods of portfolio growth. Consequently, we experience seasonal fluctuations in our operating results. However, changes in borrower assistance programs and customer access to external economic stimulus measures related to the COVID-19 pandemic have impacted our typical seasonal trends for loan volume and delinquency.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate and purchase. Average net finance receivables were $1.4 billion for the first three months of 2022 and $1.1 billion for the prior-year period. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of loans that we are able to service. In February 2022, we opened our first branch in Mississippi, our fourteenth state. We expect to enter four to five additional states by the end of 2022, including California. We regularly assess our legacy branch network for clear opportunities to consolidate operations into larger branches within close geographic proximity. In the second quarter, we expect to close approximately twenty branches where there are clear opportunities to consolidate operations. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service. We plan to add additional branches in new and existing states where it is favorable for us to conduct business.

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

As reinsurer, we maintain cash reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of March 31, 2022, the restricted cash balance for these cash reserves was $21.1 million. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Our personnel expenses are the largest component of our general and administrative expenses and consist primarily of the salaries and wages, overtime, contract labor, relocation costs, incentives, benefits, and related payroll taxes associated with all of our operations and head office employees.

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

Other expenses consist primarily of legal, compliance, audit, and consulting costs, as well as software maintenance and support, non-employee director compensation, electronic payment processing costs, bank service charges, office supplies, credit bureau charges, and the amortization of software, software licenses, and implementation costs. We frequently experience fluctuations in other expenses as we grow our loan portfolio and expand our market footprint. For a discussion regarding how risks and uncertainties associated with the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part II, Item 1A, “Risk Factors” and the filings referenced therein.

Interest Expense. Our interest expense consists primarily of paid and accrued interest for debt, unused line fees, and amortization of debt issuance costs on debt. Interest expense also includes changes in the fair value of interest rate caps.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	1Q 22		1Q 21
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$107,631	30.0%	$87,279	31.1%
Insurance income, net	10,544	2.9%	7,985	2.8%
Other income	2,673	0.8%	2,467	0.9%
Total revenue	120,848	33.7%	97,731	34.8%
Expenses
Provision for credit losses	30,858	8.6%	11,362	4.0%

Personnel	35,654	9.9%	28,851	10.3%
Occupancy	5,808	1.6%	6,020	2.1%
Marketing	3,091	0.9%	2,710	1.0%
Other	10,547	3.0%	8,262	2.9%
Total general and administrative	55,100	15.4%	45,843	16.3%

Interest expense	(59)	0.0%	7,135	2.6%
Income before income taxes	34,949	9.7%	33,391	11.9%
Income taxes	8,166	2.2%	7,869	2.8%
Net income	$26,783	7.5%	$25,522	9.1%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	1Q 21	2Q 21	3Q 21	4Q 21	1Q 22	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$87,279	$88,793	$99,355	$107,117	$107,631	$514	$20,352
Insurance income, net	7,985	8,656	9,418	9,423	10,544	1,121	2,559
Other income	2,467	2,227	2,687	2,944	2,673	(271)	206
Total revenue	97,731	99,676	111,460	119,484	120,848	1,364	23,117
Expenses
Provision for credit losses	11,362	20,549	26,096	31,008	30,858	150	(19,496)

Personnel	28,851	28,370	29,299	33,313	35,654	(2,341)	(6,803)
Occupancy	6,020	5,568	6,027	6,511	5,808	703	212
Marketing	2,710	4,776	2,488	4,431	3,091	1,340	(381)
Other	8,262	7,675	9,936	11,277	10,547	730	(2,285)
Total general and administrative	45,843	46,389	47,750	55,532	55,100	432	(9,257)

Interest expense	7,135	7,801	8,816	7,597	(59)	7,656	7,194
Income before income taxes	33,391	24,937	28,798	25,347	34,949	9,602	1,558
Income taxes	7,869	4,771	6,577	4,569	8,166	(3,597)	(297)
Net income	$25,522	$20,166	$22,221	$20,778	$26,783	$6,005	$1,261
Net income per common share:
Basic	$2.42	$1.98	$2.25	$2.18	$2.81	$0.63	$0.39
Diluted	$2.31	$1.87	$2.11	$2.04	$2.67	$0.63	$0.36
Weighted-average shares outstanding:
Basic	10,543	10,200	9,861	9,545	9,533	12	1,010
Diluted	11,066	10,797	10,544	10,177	10,022	155	1,044

Net interest margin	$90,596	$91,875	$102,644	$111,887	$120,907	$9,020	$30,311
Net credit margin	$79,234	$71,326	$76,548	$80,879	$90,049	$9,170	$10,815

	Balance Sheet Quarterly Trend
Dollars in thousands	1Q 21	2Q 21	3Q 21	4Q 21	1Q 22	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,098,295	$1,191,305	$1,313,558	$1,459,662	$1,497,671	$38,009	$399,376
Net finance receivables	$1,105,603	$1,183,387	$1,314,233	$1,426,257	$1,446,071	$19,814	$340,468
Allowance for credit losses	$139,600	$139,400	$150,100	$159,300	$158,800	$(500)	$19,200
Debt	$752,200	$853,067	$978,803	$1,107,953	$1,134,377	$26,424	$382,177

	Other Key Metrics Quarterly Trend
	1Q 21	2Q 21	3Q 21	4Q 21	1Q 22	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	31.1%	31.6%	32.0%	31.4%	30.0%	(1.4)%	(1.1)%
Efficiency ratio (1)	46.9%	46.5%	42.8%	46.5%	45.6%	(0.9)%	(1.3)%
Operating expense ratio (2)	16.3%	16.5%	15.4%	16.3%	15.4%	(0.9)%	(0.9)%
30+ contractual delinquency	4.3%	3.6%	4.7%	6.0%	5.7%	(0.3)%	1.4%
Net credit loss ratio (3)	7.7%	7.4%	5.0%	6.4%	8.7%	2.3%	1.0%
Book value per share	$26.28	$26.93	$27.73	$28.89	$30.47	$1.58	$4.19

(1) Annualized general and administrative expenses as a percentage of total revenue

(2) Annualized general and administrative expenses as a percentage of average net finance receivables

(3) Annualized net credit losses as a percentage of average net finance receivables

Comparison of March 31, 2022, Versus March 31, 2021

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $67.0 million, 18.0%, to $438.2 million at March 31, 2022, from $371.2 million at March 31, 2021. The increase was due to new growth initiatives, improved customer loan demand, and increased marketing, partially offset by the transition of small loan customers to large loans.

•

Large Loans (>$2,500) – Large loans outstanding increased by $274.8 million, or 38.0%, to $997.2 million at March 31, 2022, from $722.5 million at March 31, 2021. The increase was due to new growth initiatives, improved customer loan demand, increased marketing, and the transition of small loan customers to large loans.

•	Retail Loans – Retail loans outstanding decreased $1.2 million, or 10.5%, to $10.7 million at March 31, 2022, from $11.9 million at March 31, 2021.
	Net Finance Receivables by Product
Dollars in thousands	1Q 22	1Q 21	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$438,153	$371,188	$66,965	18.0%
Large loans	997,226	722,474	274,752	38.0%
Retail loans	10,692	11,941	(1,249)	(10.5)%
Total net finance receivables	$1,446,071	$1,105,603	$340,468	30.8%
Number of branches at period end	354	365	(11)	(3.0)%
Net finance receivables per branch	$4,085	$3,029	$1,056	34.9%

Comparison of the Three Months Ended March 31, 2022, Versus the Three Months Ended March 31, 2021

Net Income. Net income increased $1.3 million, or 4.9%, resulting in net income of $26.8 million during the three months ended March 31, 2022, from $25.5 million during the prior-year period. The increase was due to an increase in revenue of $23.1 million and a decrease in interest expense of $7.2 million, offset by an increase in provision for credit losses of $19.5 million, an increase in general and administrative expenses of $9.3 million, and an increase in income taxes of $0.3 million.

Revenue. Total revenue increased $23.1 million, or 23.7%, to $120.8 million during the three months ended March 31, 2022, from $97.7 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $20.4 million, or 23.3%, to $107.6 million during the three months ended March 31, 2022, from $87.3 million during the prior-year period. The increase was primarily due to a 27.7% increase in average net finance receivables, partially offset by a 1.1% decrease in annualized average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Three Months Ended			Average Yields for the Three Months Ended (1)
Dollars in thousands	1Q 22	1Q 21	YoY % Inc (Dec)	1Q 22	1Q 21	YoY % Inc (Dec)
Small loans	$440,936	$389,138	13.3%	36.0%	37.5%	(1.5)%
Large loans	982,881	721,052	36.3%	27.5%	27.9%	(0.4)%
Retail loans	10,620	13,170	(19.4)%	18.4%	17.8%	0.6%
Total interest and fee yield	$1,434,437	$1,123,360	27.7%	30.0%	31.1%	(1.1)%

(1) Annualized interest and fee income as a percentage of average net finance receivables.

Small and large loan yields decreased 1.5% and 0.4%, respectively, compared to the prior-year period primarily due to normalization of credit performance across the portfolio and our portfolio composition shift toward higher credit quality customers with lower interest rates.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue in the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield percentage.

We continue to originate new loans with enhanced lending criteria. Demand for our loan products has continued to recover as total originations increased to $326.0 million during the three months ended March 31, 2022, from $234.8 million during the prior-year period. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Three Months Ended
Dollars in thousands	1Q 22	1Q 21	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$137,131	$101,741	$35,390	34.8%
Large loans	186,279	131,325	54,954	41.8%
Retail loans	2,590	1,780	810	45.5%
Total loans originated	$326,000	$234,846	$91,154	38.8%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 1Q 22 Compared to 1Q 21 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Small loans	$4,851	$(1,447)	$(192)	$3,212
Large loans	18,246	(740)	(268)	17,238
Retail loans	(113)	19	(4)	(98)
Product mix	1,185	(821)	(364)	—
Total increase in interest and fee income	$24,169	$(2,989)	$(828)	$20,352

The $20.4 million year-over-year increase in interest and fee income during the three months ended March 31, 2022, was primarily driven by growth of our average net finance receivables. This increase was partially offset by normalization of credit performance across the portfolio, the intended product mix shift toward large loans, and the portfolio composition shift toward higher credit quality customers with lower interest rates.

Insurance Income, Net. Insurance income, net increased $2.6 million, or 32.0%, to $10.5 million during the three months ended March 31, 2022, from $8.0 million during the prior-year period. During both the three months ended March 31, 2022 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the three months ended March 31, 2022 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Three Months Ended
Dollars in thousands	1Q 22	1Q 21	YoY $ B(W)	YoY % B(W)
Earned premiums	$14,873	$12,125	$2,748	22.7%
Claims, reserves, and certain direct expenses	(4,329)	(4,140)	(189)	(4.6)%
Insurance income, net	$10,544	$7,985	$2,559	32.0%

Earned premiums increased by $2.7 million and claims, reserves, and certain direct expenses increased by $0.2 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to portfolio growth. The increase in claims, reserves, and certain direct expenses was primarily due to a $0.3 million increase in reserves for expected insurance claims during the three months ended March 31, 2022, compared to the prior-year period.

Other Income. Other income increased $0.2 million, or 8.4%, to $2.7 million during the three months ended March 31, 2022, from $2.5 million during the prior-year period, primarily due to an increase in late charges associated with portfolio growth.

Provision for Credit Losses. Our provision for credit losses increased $19.5 million, or 171.6%, to $30.9 million during the three months ended March 31, 2022, from $11.4 million during the prior-year period. The increase was due to increases of $9.9 million and $9.6 million in the allowance for credit losses and net credit losses, respectively, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	Allowance for Credit Losses for the Three Months Ended
Dollars in thousands	1Q 22	1Q 21
Beginning balance	$159,300	$150,000
Macroeconomic reserve release	(1,100)	(6,600)
General reserve build (release) due to portfolio change	600	(3,800)
Ending balance	$158,800	$139,600
Allowance for credit losses as a percentage of net finance receivables	11.0%	12.6%

As of March 31, 2022, our allowance for credit losses included a $15.9 million reserve associated with potential future macroeconomic impacts on credit losses, inclusive of those associated with the COVID-19 pandemic. During the three months ended March 31, 2022 and 2021, the allowance for credit losses included a net build of $0.6 million and a net release of $3.8 million related to portfolio change, respectively.

Net Credit Losses. Net credit losses increased $9.6 million, or 44.1%, to $31.4 million during the three months ended March 31, 2022, from $21.8 million during the prior-year period. The increase was primarily due to higher average net finance receivables and credit normalization. Annualized net credit losses as a percentage of average net finance receivables were 8.7% during the three months ended March 31, 2022, compared to 7.7% during the prior-year period.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables continued to normalize, increasing to 5.7% as of March 31, 2022, from 4.3% in the prior-year period. Our credit performance remains strong due to the quality and adaptability of our underwriting criteria and the performance of our custom scorecards.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	1Q 22		1Q 21
Current	$1,268,367	87.7%	$1,010,859	91.4%
1 to 29 days past due	95,689	6.6%	47,024	4.3%
Delinquent accounts:
30 to 59 days	19,818	1.4%	11,252	1.0%
60 to 89 days	16,390	1.1%	9,808	0.9%
90 to 119 days	15,636	1.1%	8,682	0.8%
120 to 149 days	15,322	1.1%	8,717	0.8%
150 to 179 days	14,849	1.0%	9,261	0.8%
Total contractual delinquency	$82,015	5.7%	$47,720	4.3%
Total net finance receivables	$1,446,071	100.0%	$1,105,603	100.0%

	Contractual Delinquency by Product
Dollars in thousands	1Q 22		1Q 21
Small loans	$34,861	8.0%	$22,582	6.1%
Large loans	46,375	4.7%	24,404	3.4%
Retail loans	779	7.3%	734	6.1%
Total contractual delinquency	$82,015	5.7%	$47,720	4.3%

General and Administrative Expenses. Our general and administrative expenses increased $9.3 million, or 20.2%, to $55.1 million during the three months ended March 31, 2022, from $45.8 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $6.8 million, or 23.6%, to $35.7 million during the three months ended March 31, 2022, from $28.9 million during the prior-year period. We had several offsetting increases and decreases in personnel expenses during the three months ended March 31, 2022. Labor expenses and incentive costs increased $6.4 million and $1.0 million, respectively, compared to the prior-year period. Additionally, the three months ended March 31, 2022 included branch optimization costs of $0.2 million. Capitalized loan origination costs, which reduce personnel expenses, increased by $0.9 million compared to the prior-year period due to an increase in loans originated.

Occupancy. Occupancy expenses decreased $0.2 million, or 3.5%, to $5.8 million during the three months ended March 31, 2022, from $6.0 million during the prior-year period. The decrease was primarily due to incremental expenses in the prior-year period related to an improvement to our technology infrastructure capabilities of $0.4 million, partially offset by branch optimization costs of $0.3 million during the three months ended March 31, 2022.

Marketing. Marketing expenses increased $0.4 million, or 14.1%, to $3.1 million during the three months ended March 31, 2022, from $2.7 million during the prior-year period. The increase was due to increased activity in our direct mail campaigns and digital marketing to support growth, partially offset by lower digital loan origination costs of $0.3 million.

Other Expenses. Other expenses increased $2.3 million, or 27.7%, to $10.5 million during the three months ended March 31, 2022, from $8.3 million during the prior-year period. The increase was primarily due to an increase in professional services of $0.6 million, an increase in our investment in digital and technological capabilities of $0.4 million, and an increase in travel expenses of $0.2 million compared to the prior-year period. Additionally, we often experience increases in other expenses including legal expenses, collections expense, and bank fees as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our annualized operating expense ratio decreased by 0.9% to 15.4% during the three months ended March 31, 2022 from 16.3% during the prior-year period. Our operating expense ratio has declined as we have grown our loan portfolio and controlled expense growth. The three months ended March 31, 2022 included a ratio increase of 0.2% related to branch optimization expenses of $0.4 million.

Interest Expense. Interest expense decreased $7.2 million, or 100.8%, to a benefit of $0.1 million during the three months ended March 31, 2022, from an expense of $7.1 million during the prior-year period. The decrease was primarily due to a decrease in our average cost of debt, partially offset by an increase in the average balance of our debt facilities. The annualized average cost of debt decreased 3.81% during the three months ended March 31, 2022, from 3.79% as of the prior year period, primarily driven by an increase in the fair value of our interest rate caps of $9.4 million, which reduced our average cost by 3.27%. The average balance of our debt facilities increased to $1.1 billion for the three months ended March 31, 2022, from $753.1 million during the prior-year period. See Note 12, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding our interest rate caps following the end of the fiscal quarter.

Income Taxes. Income taxes increased $0.3 million, or 3.8%, to $8.2 million during the three months ended March 31, 2022, from $7.9 million during the prior-year period. The increase was primarily due to a $1.6 million increase in income before income taxes compared to the prior-year period. Our effective tax rates were 23.4% and 23.6% for the three months ended March 31, 2022 and the prior-year period, respectively.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of March 31, 2022, we had a funded debt-to-equity ratio (debt divided by total stockholders’ equity) of 3.8 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 19.9%.

Cash and cash equivalents increased to $17.6 million as of March 31, 2022, from $10.5 million as of December 31, 2021. As of March 31, 2022 and the prior year-end, we had $196.9 million and $199.2 million, respectively, of immediate availability to draw down cash from our revolving credit facilities. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $671.1 million and $556.8 million as of March 31, 2022, and the prior year-end, respectively. Our total debt of $1.1 billion remained consistent with the prior year-end.

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

Share Repurchases and Dividends.

In October 2020, we announced that our Board had authorized a $30.0 million stock repurchase program. In May 2021, we completed the stock repurchase program.

In May 2021, we announced that our Board had authorized a $30.0 million stock repurchase program. In August 2021, we announced that our Board had approved a $20.0 million increase in the amount authorized under the stock repurchase program, from $30.0 million to $50.0 million. In January 2022, we completed this stock repurchase program.

In February 2022, we announced that our Board had authorized a $20.0 million stock repurchase program. The authorization was effective immediately and extends through February 3, 2024. As of March 31, 2022, we had repurchased 173 thousand shares of common stock at a total cost of $8.4 million under this stock repurchase program.

Share repurchases under our stock repurchase programs may be made in the open market at prevailing market prices or through privately negotiated transactions in accordance with applicable federal and state securities laws.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for the three months ended March 31, 2022:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 22	February 9, 2022	February 23, 2022	March 16, 2022	$0.30
Total				$0.30

The Board declared and paid $3.0 million of cash dividends on our common stock during the three months ended March 31, 2022. See Note 12, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding the declaration of a cash dividend following the end of the quarter.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2022 was $45.8 million, compared to $35.0 million provided by operating activities during the prior-year period, a net increase of $10.8 million. The increase was primarily due to higher interest and fee income from the growth in our average net finance receivables, partially offset by higher general and administrative expenses.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the three months ended March 31, 2022 was $49.4 million, compared to $14.9 million provided by investing activities during the prior-year period, a net increase in cash used of $64.2 million. The increase in cash used was primarily due to increased originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities during the three months ended March 31, 2022 was $10.9 million, compared to $35.5 million used in financing activities during the prior-year period, a net increase of $46.4 million. The net increase in cash provided was primarily due to an increase in net advances on debt instruments of $42.9 million.

Financing Arrangements.

Senior Revolving Credit Facility. In December 2021, we amended and restated our senior revolving credit facility to, among other things, decrease the availability under the facility from $640 million to $500 million and extend the maturity of the facility from September 2022 to September 2024. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible secured finance receivables (80% of eligible secured finance receivables as of March 31, 2022). As of March 31, 2022, we had $196.9 million of immediate availability to draw down cash under the facility and held $17.6 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 0.50%, plus a 3.00% margin. The effective interest rate was 3.50% as of March 31, 2022. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. We pay an unused line fee of 0.50%.

Our debt under the senior revolving credit facility was $44.9 million as of March 31, 2022. In advance of its September 2024 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A, “Risk Factors,” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $106.1 million and $107.7 million as of March 31, 2022 and December 31, 2021, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation.

At each sale of receivables from our affiliates to the SPEs, we make certain representations and warranties about the quality and nature of the collateralized receivables. The debt arrangements require us to repurchase the receivables in certain circumstances, including circumstances in which the representations and warranties made by us concerning the quality and characteristics of the receivables are inaccurate. Assets transferred to SPEs are legally isolated from us and our affiliates, and the claims of our and our affiliates’ creditors. Further, the assets of each SPE are owned by such SPE and are not available to satisfy the debts or other obligations of us or any of our affiliates. See Part II, Item 1A, “Risk Factors,” and the filings referenced therein for a discussion of risks related to our variable interest entity debt.

RMR II Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR II, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to, among other things, extend the date at which the facility converts to an amortizing loan and the termination date to March 2023 and March 2024, respectively, decrease the total facility from $125 million to $75 million, increase the cap on facility advances from 80% to 83% of eligible finance receivables, and increase the rate at which borrowings under the facility bear interest, payable monthly, at a rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a blended margin of 2.35% (2.15% prior to the April 2021 amendment). The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. The effective interest rate was 3.31% as of March 31, 2022. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. The RMR II revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. As of March 31, 2022, our debt under the credit facility was $33.5 million.

RMR IV Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR IV, entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility converts to an amortizing loan in April 2023 and terminates in April 2024. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month LIBOR, plus a margin of 2.35%. The effective interest rate was 2.80% as of March 31, 2022. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. The RMR IV revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark in certain circumstances. As of March 31, 2022, our debt under the credit facility was $31.6 million.

RMR V Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR V, entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. The facility converts to an amortizing loan in October 2022 and terminates in October 2023. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.20%. The effective interest rate was 2.79% as of March 31, 2022. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. As of March 31, 2022, our debt under the credit facility was $19.4 million.

RMIT 2019-1 Securitization. I In October 2019, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2019-1, completed a private offering and sale of $130 million of asset-backed notes. Prior to maturity in November 2028, we could redeem the notes in full, but not in part, at our option on any remaining note payment date. In February 2022, we and RMR III exercised the right to make an optional principal repayment in full, and in connection with such prepayment, the securitization terminated in February 2022.

RMIT 2020-1 Securitization. In September 2020, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2020-1, completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of March 31, 2022. Prior to maturity in October 2030, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period. As of March 31, 2022, our debt under the securitization was $180.2 million.

RMIT 2021-1 Securitization. In February 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-1, completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of March 31, 2022. Prior to maturity in March 2031, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period. As of March 31, 2022, our debt under the securitization was $248.9 million.

RMIT 2021-2 Securitization. In July 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-2, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of March 31, 2022. Prior to maturity in August 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period. As of March 31, 2022, our debt under the securitization was $200.2 million.

RMIT 2021-3 Securitization. In October 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-3, completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of March 31, 2022. Prior to maturity in October 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period. As of March 31, 2022, our debt under the securitization was $125.2 million.

RMIT 2022-1 Securitization. In February 2022, we, our wholly-owned SPE, RMR III, and our indirectly wholly-owned SPE, RMIT 2022-1, completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. Borrowings under the RMIT 2022-2 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of March 31, 2022. Prior to maturity in March 2032, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period. As of March 31, 2022, our debt under the securitization was $250.4 million.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of March 31, 2022, we were in compliance with all debt covenants.

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

Restricted Cash Reserve Accounts.

RMR II Revolving Warehouse Credit Facility. The credit agreement governing the RMR II revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of March 31, 2022, the warehouse facility cash reserve requirement totaled $0.4 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $3.1 million as of March 31, 2022.

RMR IV Revolving Warehouse Credit Facility. The credit agreement governing the RMR IV revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of March 31, 2022, the warehouse facility cash reserve requirement totaled $0.4 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $3.1 million as of March 31, 2022.

RMR V Revolving Warehouse Credit Facility. The credit agreement governing the RMR V revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of March 31, 2022, the warehouse facility cash reserve requirement totaled $0.2 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.7 million as of March 31, 2022.

RMIT 2020-1 Securitization. As required under the transaction documents governing the RMIT 2020-1 securitization, we deposited $1.9 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $14.8 million as of March 31, 2022.

RMIT 2021-1 Securitization. As required under the transaction documents governing the RMIT 2021-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $24.7 million as of March 31, 2022.

RMIT 2021-2 Securitization. As required under the transaction documents governing the RMIT 2021-2 securitization, we deposited $2.1 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $19.0 million as of March 31, 2022.

RMIT 2021-3 Securitization. As required under the transaction documents governing the RMIT 2021-3 securitization, we deposited $1.5 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $18.3 million as of March 31, 2022.

RMIT 2022-1 Securitization. As required under the transaction documents governing the RMIT 2022-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $21.4 million as of March 31, 2022.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain cash reserves against life insurance policies ceded to it, as determined by the ceding company. As of March 31, 2022, cash reserves for reinsurance were $21.1 million.

Impact of Inflation.

Our results of operations and financial condition are presented based on historical cost, except for interest rate caps, which are carried at fair value. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial to date. We continue to monitor inflation and other macroeconomic trends; however, as unemployment is near historically low levels, we believe that our typical customer remains in strong financial health.

Critical Accounting Policies and Estimates.

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

During 2020, management captured the potential impact of the COVID-19 pandemic as a component of its macroeconomic forecast, and we had reserved $33.4 million as of June 30, 2020. Overall improvements in the pandemic led us to release portions of that reserve gradually. As of March 31, 2022 and December 31, 2021, we had $15.9 million and $17.0 million in macroeconomic reserves inclusive of remaining effects of COVID-19, respectively. Potential macroeconomic changes have created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future credit losses from our loan portfolio.

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of March 31, 2022 by $0.8 million.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of March 31, 2022, the interest rates on 88.6% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and three revolving warehouse credit facilities. As of March 31, 2022, the balances and key terms of the credit facilities were as follows:

Revolving Credit Facility	Balance (in thousands)	Interest Payment Frequency	Rate Type	Floor	Margin	Effective Interest Rate
Senior	$44,919	Monthly	1-mo LIBOR	0.50%	3.00%	3.50%
RMR II Warehouse	33,536	Monthly	3-mo LIBOR	0.25%	2.35%	3.31%
RMR IV Warehouse	31,618	Monthly	1-mo LIBOR	—	2.35%	2.80%
RMR V Warehouse	19,406	Monthly	Conduit	—	2.20%	2.79%
Total	$129,479

We have purchased interest rate caps to manage the risk associated with an aggregate notional $550.0 million of our LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR and reimburse us for the difference when the one-month LIBOR exceeds the strike rate. The following is a summary of the Company’s interest rate caps as of March 31, 2022:

				Notional Amount
Execution Date	Effective Date	Maturity Date	Strike Rate	(in thousands)
03/2020	03/2020	03/2023	1.75%	$100,000
08/2020	08/2020	08/2023	0.50%	50,000
09/2020	10/2020	10/2023	0.50%	100,000
11/2020	11/2020	11/2023	0.25%	50,000
02/2021	02/2021	02/2024	0.25%	50,000
03/2021	03/2021	03/2024	0.25%	50,000
06/2021	06/2021	06/2024	0.25%	50,000
12/2021	08/2023	02/2026	0.50%	50,000
12/2021	02/2024	02/2026	0.50%	50,000
Total notional amount				$550,000

Based on the underlying rates and the outstanding balances as of March 31, 2022, an increase of 100 basis points in the LIBOR and conduit rates of our revolving credit facilities would result in approximately $1.3 million of increased interest expense on an annual basis, in the aggregate, under these borrowings. Our interest rate cap coverage as of March 31, 2022 would reduce this increased expense by approximately $3.8 million on an annual basis.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

See Note 12, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding our interest rate caps following the end of the fiscal quarter.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (which was filed with the SEC on March 4, 2022), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the Company’s repurchase of its common stock during the three months ended March 31, 2022.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted- Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
January 1, 2022 – January 31, 2022	11,393	52.67	11,393	$3
February 1, 2022 – February 28, 2022	39,006	52.12	39,006	$17,967,034
March 1, 2022 – March 31, 2022	133,770	47.79	133,770	$11,574,832
Total	184,169	$49.00	184,169

* On February 9, 2022, we announced that our Board (i) completed the stock repurchase program previously announced on May 4, 2021 and August 3, 2021 and (ii) authorized a new $20.0 million stock repurchase program. The authorization of the new stock repurchase program was effective immediately and extends through February 23, 2024. Stock repurchases under the stock repurchase program may be made in the open market at prevailing market prices or through privately negotiated transactions in accordance with applicable federal and state securities laws, at times and in amounts as management deems appropriate. The timing and the amount of any common stock repurchases will be determined by our management based on their evaluation of market conditions, our liquidity needs, legal and contractual requirements and restrictions (including covenants in our credit agreements), share price, and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate us to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice. We intend to fund the program with a combination of cash and debt.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

4.1	Indenture, dated February 22, 2022, by and among Regional Management Issuance Trust 2022-1, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company National Association, as indenture trustee.		8-K	001-35477	4.1	2/22/2022

10.1	Form of Performance Restricted Stock Unit Award Agreement		8-K	001-35477	10.1	2/18/2022

10.1	Declaration of Amendment to Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective May 20, 2021)	X

10.2	Sale and Servicing Agreement, dated February 22, 2022, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2022-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2022-1A SUBI.		8-K	001-35477	10.1	2/22/2022

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: May 6, 2022	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)