Form 10-Q
period 2022-06-30
Regional Management Corp.
filed 2022-08-05
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of August 3, 2022, the registrant had outstanding 9,582,094 shares of Common Stock, $0.10 par value.

ITEM 1.	FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	June 30, 2022
	(Unaudited)	December 31, 2021
Assets
Cash	$7,928	$10,507
Net finance receivables	1,525,659	1,426,257
Unearned insurance premiums	(48,986)	(47,837)
Allowance for credit losses	(167,500)	(159,300)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,309,173	1,219,120
Restricted cash	144,802	138,682
Lease assets	28,555	28,721
Deferred tax assets, net	19,798	18,420
Property and equipment	12,808	12,938
Intangible assets	10,312	9,517
Other assets	14,568	21,757
Total assets	$1,547,944	$1,459,662
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,194,570	$1,107,953
Unamortized debt issuance costs	(10,819)	(11,010)
Net debt	1,183,751	1,096,943
Accounts payable and accrued expenses	34,492	49,283
Lease liabilities	31,117	30,700
Total liabilities	1,249,360	1,176,926
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,390 shares issued and 9,584 shares outstanding at June 30, 2022 and 14,157 shares issued and 9,788 shares outstanding at December 31, 2021)	1,439	1,416
Additional paid-in capital	108,345	104,745
Retained earnings	338,943	306,105
Treasury stock (4,807 shares at June 30, 2022 and 4,370 shares at December 31, 2021)	(150,143)	(129,530)
Total stockholders’ equity	298,584	282,736
Total liabilities and stockholders’ equity	$1,547,944	$1,459,662

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$362	$364
Net finance receivables	1,118,925	1,004,954
Allowance for credit losses	(120,462)	(109,898)
Restricted cash	123,714	118,818
Other assets	86	4
Total assets	$1,122,625	$1,014,242
Liabilities
Net debt	$1,106,594	$986,223
Accounts payable and accrued expenses	103	71
Total liabilities	$1,106,697	$986,294

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Interest and fee income	$109,771	$88,793	$217,402	$176,072
Insurance income, net	10,220	8,656	20,764	16,641
Other income	2,880	2,227	5,553	4,694
Total revenue	122,871	99,676	243,719	197,407

Expenses
Provision for credit losses	45,400	20,549	76,258	31,911

Personnel	33,941	28,370	69,595	57,221
Occupancy	6,156	5,568	11,964	11,588
Marketing	4,108	4,776	7,199	7,486
Other	9,916	7,675	20,463	15,937
Total general and administrative expenses	54,121	46,389	109,221	92,232

Interest expense	7,564	7,801	7,505	14,936
Income before income taxes	15,786	24,937	50,735	58,328
Income taxes	3,804	4,771	11,970	12,640

Net income	$11,982	$20,166	$38,765	$45,688
Net income per common share:
Basic	$1.29	$1.98	$4.13	$4.41
Diluted	$1.24	$1.87	$3.94	$4.18
Weighted-average common shares outstanding:
Basic	9,261	10,200	9,396	10,371
Diluted	9,669	10,797	9,845	10,931

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, March 31, 2022	14,360	$1,436	$105,989	$329,878	$(138,561)	$298,742
Cash dividends	—	—	—	(2,917)	—	(2,917)
Issuance of restricted stock awards	40	4	(4)	—	—	—
Exercise of stock options	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(11,582)	(11,582)
Shares withheld related to net share settlement	(10)	(1)	(387)	—	—	(388)
Share-based compensation	—	—	2,747	—	—	2,747
Net income	—	—	—	11,982	—	11,982
Balance, June 30, 2022	14,390	$1,439	$108,345	$338,943	$(150,143)	$298,584

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, March 31, 2021	14,063	$1,406	$105,493	$250,659	$(73,922)	$283,636
Cash dividends	—	—	—	(2,653)	—	(2,653)
Issuance of restricted stock awards	18	1	(1)	—	—	—
Exercise of stock options	213	21	—	—	—	21
Repurchase of common stock	—	—	—	—	(22,190)	(22,190)
Shares withheld related to net share settlement	(153)	(14)	(1,849)	—	—	(1,863)
Share-based compensation	—	—	1,866	—	—	1,866
Net income	—	—	—	20,166	—	20,166
Balance, June 30, 2021	14,141	$1,414	$105,509	$268,172	$(96,112)	$278,983

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2021	14,157	$1,416	$104,745	$306,105	$(129,530)	$282,736
Cash dividends	—	—	—	(5,927)	—	(5,927)
Issuance of restricted stock awards	218	22	(22)	—	—	—
Exercise of stock options	61	6	—	—	—	6
Repurchase of common stock	—	—	—	—	(20,613)	(20,613)
Shares withheld related to net share settlement	(46)	(5)	(1,231)	—	—	(1,236)
Share-based compensation	—	—	4,853	—	—	4,853
Net income	—	—	—	38,765	—	38,765
Balance, June 30, 2022	14,390	$1,439	$108,345	$338,943	$(150,143)	$298,584

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2020	13,851	$1,385	$105,483	$227,343	$(62,088)	$272,123
Cash Dividends	—	—	—	(4,859)	—	(4,859)
Issuance of restricted stock awards	194	19	(19)	—	—	—
Exercise of stock options	350	35	—	—	—	35
Repurchase of common stock	—	—	—	—	(34,024)	(34,024)
Shares withheld related to net share settlement	(254)	(25)	(3,384)	—	—	(3,409)
Share-based compensation	—	—	3,429	—	—	3,429
Net income	—	—	—	45,688	—	45,688
Balance, June 30, 2021	14,141	$1,414	$105,509	$268,172	$(96,112)	$278,983

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$38,765	$45,688
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	76,258	31,911
Depreciation and amortization	6,234	5,572
Amortization of deferred originations fees and costs	(7,881)	(7,913)
Loss on disposal of property and equipment	16	1
Share-based compensation	4,853	3,429
Fair value adjustment on interest rate caps	(2,525)	(775)
Deferred income taxes, net	(1,378)	12
Changes in operating assets and liabilities:
Increase in unearned insurance premiums	1,149	4,924
(Increase) decrease in lease assets	166	(1,108)
Decrease in other assets	7,870	2,848
Decrease in accounts payable and accrued expenses	(14,521)	(740)
Increase in lease liabilities	417	1,094
Net cash provided by operating activities	109,423	84,943
Cash flows from investing activities:
Originations of finance receivables	(755,416)	(605,747)
Repayments of finance receivables	597,679	521,570
Purchases of intangible assets	(2,177)	(1,509)
Purchases of property and equipment	(2,001)	(1,052)
Net cash used in investing activities	(161,915)	(86,738)
Cash flows from financing activities:
Advances on revolving credit facilities	894,587	895,063
Payments on revolving credit facilities	(948,926)	(929,350)
Advances on securitizations	250,000	248,700
Payments on securitizations	(109,228)	(130,085)
Payments for debt issuance costs	(2,733)	(4,542)
Taxes paid related to net share settlement of equity awards	(1,231)	(5,137)
Cash dividends	(5,823)	(4,700)
Repurchases of common stock	(20,613)	(34,024)
Net cash provided by financing activities	56,033	35,925
Net change in cash and restricted cash	3,541	34,130
Cash and restricted cash at beginning of period	149,189	71,876
Cash and restricted cash at end of period	$152,730	$106,006
Supplemental cash flow information:
Interest paid	$17,750	$13,834
Income taxes paid	$22,694	$14,007
Operating leases paid	$4,241	$4,222
Non-cash lease assets and liabilities acquired	$3,802	$4,550
Non-cash dividends payable	$104	$159

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	June 30, 2022	December 31, 2021	June 30, 2021
Cash	$7,928	$10,507	$6,086
Restricted cash	144,802	138,682	99,920
Total cash and restricted cash	$152,730	$149,189	$106,006

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. As of June 30, 2022, the Company operated 334 branch locations under the name “Regional Finance” in 15 states across the United States.

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

The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s small and large loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. Changes in quarterly growth or liquidation could result in larger allowance for credit loss releases in periods of portfolio liquidation, and larger provisions for credit losses in periods of portfolio growth. Consequently, the Company experiences seasonal fluctuations in its operating results. However, changes in macroeconomic factors, including inflation, rising interest rates, and geopolitical conflict, have impacted the Company’s typical seasonal trends for loan volume and delinquency.

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

Revision: Subsequent to issuance of the June 30, 2021 financial statements, the Company concluded that certain cash flow statement line items should be broken out to reflect cash receipts and cash payments on a gross basis, rather than net. As a result, the net originations of finance receivables, net advances (payments) on senior revolving credit facility, net advances (payments) on revolving warehouse credit facilities, and net advances on securitizations line items have been updated to reflect a gross presentation. The Company also concluded that the amortization of deferred origination fees and costs, accrued interest receivables, and unearned insurance premiums included in the net originations of finance receivables (previously in investing activities) and accrued interest payables included in debt (previously in financing activities) should be included in operating activities. These changes will classify cash flows related to interest received on finance receivables and interest paid on debt as operating activities and cash flows related to net loan origination fees and costs as investing activities. To correct these classification errors, amounts previously reported have been reclassified for the six months ended June 30, 2021. Impacts for the six months ended June 30, 2021 included a decrease in net cash provided by operating activities of $0.7 million, decrease in net cash used in investing activities of $0.5 million, and an increase in net cash provided by financing activities of $0.2 million.

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

Offsetting assets and liabilities: GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated Balance Sheet when a legally enforceable master netting agreement exists. GAAP also permits securities financing activities to be presented on a net basis when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Company has elected to net such balances where it has determined that the specified conditions are met.

Share-based compensation: The Company measures compensation cost for share-based awards at estimated fair value and recognizes compensation expense over the service period for awards expected to vest. The Company uses the closing stock price on the date of grant as the fair value of restricted stock awards and performance-contingent restricted stock units. The fair value of stock options is determined using the Black-Scholes valuation model, and the fair value of performance restricted stock units is determined using the Monte Carlo valuation model. The Black-Scholes and Monte Carlo models require the input of assumptions, including expected volatility, expected dividends, expected term, risk-free interest rate, and a discount associated with post-vest holding restrictions, changes to which can affect the fair value estimate. Expected volatility is based on the Company’s historical stock price volatility. Expected dividends are calculated using the expected dividend yield (annualized dividends divided by the grant date stock price). The expected term for stock options is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero-coupon U.S. Treasury bond rate over the expected term of the awards. The estimated discount associated with post-vest holding restrictions is calculated using a blend of the Finnerty and Chaffe models. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	June 30, 2022	December 31, 2021
Small loans	$455,253	$445,023
Large loans	1,059,523	970,694
Retail loans	10,883	10,540
Net finance receivables	$1,525,659	$1,426,257

Net finance receivables included net deferred origination fees and costs of $14.3 million and $14.2 million as of June 30, 2022 and December 31, 2021, respectively.

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

Net finance receivables by product, FICO band, and origination year as of June 30, 2022 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2022 (1)	2021	2020	2019	2018	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$45,392	$31,225	$3,997	$740	$81	$13	$81,448
2	29,373	20,899	2,001	261	13	3	52,550
3	35,736	23,355	2,019	219	3	1	61,333
4	40,209	25,932	2,024	177	2	3	68,347
5	40,756	28,125	2,514	154	—	2	71,551
6	65,504	49,053	5,314	151	—	2	120,024
Total small loans	$256,970	$178,589	$17,869	$1,702	$99	$24	$455,253
Large Loans:
FICO Band
1	$28,315	$29,821	$11,877	$5,908	$1,524	$1,042	$78,487
2	19,442	27,104	7,434	2,609	268	225	57,082
3	63,079	76,070	15,423	6,016	497	244	161,329
4	82,419	95,650	21,099	8,047	530	139	207,884
5	77,606	92,806	21,876	7,774	605	78	200,745
6	135,106	165,794	39,048	12,887	1,083	78	353,996
Total large loans	$405,967	$487,245	$116,757	$43,241	$4,507	$1,806	$1,059,523
Retail Loans:
FICO Band
1	$—	$18	$72	$68	$7	$2	$167
2	296	190	38	52	3	1	580
3	731	1,042	191	50	3	5	2,022
4	886	1,545	511	131	11	5	3,089
5	704	1,208	414	137	12	6	2,481
6	703	1,328	394	116	2	1	2,544
Total retail loans	$3,320	$5,331	$1,620	$554	$38	$20	$10,883
Total Loans:
FICO Band
1	$73,707	$61,064	$15,946	$6,716	$1,612	$1,057	$160,102
2	49,111	48,193	9,473	2,922	284	229	110,212
3	99,546	100,467	17,633	6,285	503	250	224,684
4	123,514	123,127	23,634	8,355	543	147	279,320
5	119,066	122,139	24,804	8,065	617	86	274,777
6	201,313	216,175	44,756	13,154	1,085	81	476,564
Total loans	$666,257	$671,165	$136,246	$45,497	$4,644	$1,850	$1,525,659

(1)	Includes loans originated during the six months ended June 30, 2022.

Net finance receivables by product, FICO band, and origination year as of December 31, 2021 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2021	2020	2019	2018	2017	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$71,720	$11,243	$2,202	$208	$44	$6	$85,423
2	48,507	5,805	856	33	11	3	55,215
3	52,113	6,278	764	24	5	1	59,185
4	56,631	6,834	689	31	8	1	64,194
5	57,058	8,484	615	14	2	1	66,174
6	96,149	17,837	835	7	3	1	114,832
Total small loans	$382,178	$56,481	$5,961	$317	$73	$13	$445,023
Large Loans:
FICO Band
1	$41,865	$19,447	$9,940	$2,714	$1,374	$649	$75,989
2	40,795	12,814	4,815	594	255	171	59,444
3	112,048	26,041	11,398	1,412	372	118	151,389
4	136,901	34,382	14,890	1,622	284	50	188,129
5	130,375	34,278	14,021	1,730	165	68	180,637
6	229,184	59,579	23,054	2,998	235	56	315,106
Total large loans	$691,168	$186,541	$78,118	$11,070	$2,685	$1,112	$970,694
Retail Loans:
FICO Band
1	$19	$137	$207	$25	$1	$2	$391
2	161	86	150	13	1	—	411
3	1,177	338	156	17	4	4	1,696
4	1,699	840	363	56	4	2	2,964
5	1,415	678	337	46	7	1	2,484
6	1,563	702	295	30	2	2	2,594
Total retail loans	$6,034	$2,781	$1,508	$187	$19	$11	$10,540
Total Loans:
FICO Band
1	$113,604	$30,827	$12,349	$2,947	$1,419	$657	$161,803
2	89,463	18,705	5,821	640	267	174	115,070
3	165,338	32,657	12,318	1,453	381	123	212,270
4	195,231	42,056	15,942	1,709	296	53	255,287
5	188,848	43,440	14,973	1,790	174	70	249,295
6	326,896	78,118	24,184	3,035	240	59	432,532
Total loans	$1,079,380	$245,803	$85,587	$11,574	$2,777	$1,136	$1,426,257

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	June 30, 2022
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$371,004	81.5%	$926,786	87.5%	$8,393	77.2%	$1,306,183	85.6%
1 to 29 days past due	42,265	9.3%	80,974	7.6%	1,571	14.4%	124,810	8.2%
Delinquent accounts
30 to 59 days	11,008	2.4%	15,503	1.4%	274	2.5%	26,785	1.8%
60 to 89 days	11,752	2.6%	12,456	1.2%	212	1.9%	24,420	1.6%
90 to 119 days	9,229	2.0%	9,177	0.9%	151	1.4%	18,557	1.2%
120 to 149 days	4,996	1.1%	7,379	0.7%	153	1.4%	12,528	0.8%
150 to 179 days	4,999	1.1%	7,248	0.7%	129	1.2%	12,376	0.8%
Total delinquency	$41,984	9.2%	$51,763	4.9%	$919	8.4%	$94,666	6.2%
Total net finance receivables	$455,253	100.0%	$1,059,523	100.0%	$10,883	100.0%	$1,525,659	100.0%
Net finance receivables in nonaccrual status	$20,419	4.5%	$25,932	2.4%	$493	4.5%	$46,844	3.1%

	December 31, 2021
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$366,775	82.5%	$861,855	88.8%	$8,535	81.0%	$1,237,165	86.7%
1 to 29 days past due	38,454	8.6%	64,491	6.6%	1,256	11.9%	104,201	7.3%
Delinquent accounts
30 to 59 days	11,244	2.5%	13,777	1.5%	262	2.5%	25,283	1.9%
60 to 89 days	9,436	2.1%	10,788	1.1%	171	1.6%	20,395	1.4%
90 to 119 days	7,868	1.8%	7,971	0.8%	123	1.2%	15,962	1.0%
120 to 149 days	5,897	1.3%	6,480	0.7%	89	0.8%	12,466	0.9%
150 to 179 days	5,349	1.2%	5,332	0.5%	104	1.0%	10,785	0.8%
Total delinquency	$39,794	8.9%	$44,348	4.6%	$749	7.1%	$84,891	6.0%
Total net finance receivables	$445,023	100.0%	$970,694	100.0%	$10,540	100.0%	$1,426,257	100.0%
Net finance receivables in nonaccrual status	$21,285	4.8%	$23,495	2.4%	$390	3.7%	$45,170	3.2%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended June 30, 2022 and 2021, the Company reversed $4.4 million and $2.3 million of accrued interest as reductions of interest and fee income, respectively. The Company reversed $8.0 million and $4.8 million of accrued interest as reductions of interest and fee income for the six months ended June 30, 2022 and 2021, respectively.

The following is a reconciliation of the allowance for credit losses by product for the three and six months ended June 30, 2022 and 2021:

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at April 1, 2022	$58,330	$98,933	$1,537	$158,800
Provision for credit losses	17,469	27,569	362	45,400
Credit losses	(18,372)	(19,532)	(354)	(38,258)
Recoveries	749	790	19	1,558
Ending balance at June 30, 2022	$58,176	$107,760	$1,564	$167,500
Net finance receivables at June 30, 2022	$455,253	$1,059,523	$10,883	$1,525,659
Allowance as percentage of net finance receivables at June 30, 2022	12.8%	10.2%	14.4%	11.0%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at April 1, 2021	$53,673	$83,949	$1,978	$139,600
Provision for credit losses	8,208	12,264	77	20,549
Credit losses	(10,754)	(10,704)	(350)	(21,808)
Recoveries	451	595	13	1,059
Ending balance at June 30, 2021	$51,578	$86,104	$1,718	$139,400
Net finance receivables at June 30, 2021	$380,780	$792,046	$10,561	$1,183,387
Allowance as percentage of net finance receivables at June 30, 2021	13.5%	10.9%	16.3%	11.8%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2022	$61,294	$96,494	$1,512	$159,300
Provision for credit losses	30,117	45,520	621	76,258
Credit losses	(34,627)	(35,792)	(619)	(71,038)
Recoveries	1,392	1,538	50	2,980
Ending balance at June 30, 2022	$58,176	$107,760	$1,564	$167,500
Net finance receivables at June 30, 2022	$455,253	$1,059,523	$10,883	$1,525,659
Allowance as percentage of net finance receivables at June 30, 2022	12.8%	10.2%	14.4%	11.0%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2021	$59,410	$88,058	$2,532	$150,000
Provision for credit losses	12,969	18,992	(50)	31,911
Credit losses	(21,728)	(22,044)	(806)	(44,578)
Recoveries	927	1,098	42	2,067
Ending balance at June 30, 2021	$51,578	$86,104	$1,718	$139,400
Net finance receivables at June 30, 2021	$380,780	$792,046	$10,561	$1,183,387
Allowance as percentage of net finance receivables at June 30, 2021	13.5%	10.9%	16.3%	11.8%

The increase in our allowance for credit losses for the three months ended June 30, 2022 was primarily due to the $8.7 million increase in reserves as a result of loan growth in our large loan portfolio. The decrease in our allowance for credit losses for the three months ended June 30, 2021 was primarily due to the $0.2 million release for improvements in our economic forecasts related to decreases in unemployment rates and continued stimulus payments.

The increase in our allowance for credit losses for the six months ended June 30, 2022 was primarily due to the $8.2 million increase in reserves as a result of loan growth in our large loan portfolio. The decrease in our allowance for credit losses for the six months ended June 30, 2021 was primarily due to the $10.6 million release for improvements in our economic forecasts related to decreases in unemployment rates and continued stimulus payments.

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

The amount of TDR net finance receivables and the related TDR allowance for credit losses for the periods indicated are as follows:

	June 30, 2022		June 30, 2021
Dollars in thousands	TDR Net Finance Receivables	TDR Allowance for Credit Losses	TDR Net Finance Receivables	TDR Allowance for Credit Losses
Small loans	$3,333	$1,158	$3,844	$1,576
Large loans	13,743	4,138	13,665	4,366
Retail loans	48	17	67	27
Total	$17,124	$5,313	$17,576	$5,969

The following table provides the number and amount of net finance receivables modified and classified as TDRs during the periods presented:

	Three Months Ended
	June 30, 2022		June 30, 2021
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	743	$1,425	581	$1,085
Large loans	737	4,283	462	2,390
Retail loans	1	3	3	4
Total	1,481	$5,711	1,046	$3,479

	Six Months Ended
	June 30, 2022		June 30, 2021
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	1,509	$2,889	1,368	$2,540
Large loans	1,497	8,326	1,085	5,521
Retail loans	4	8	5	8
Total	3,010	$11,223	2,458	$8,069

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

The following table provides the number of accounts and balance of finance receivables that subsequently defaulted within the periods indicated (that were modified as a TDR in the preceding 12 months). The Company defines payment default as 90 days past due for this disclosure. The respective amounts and activity for the periods indicated are as follows:

	Three Months Ended
	June 30, 2022		June 30, 2021
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	198	$384	140	$267
Large loans	208	1,211	111	579
Retail loans	2	6	1	1
Total	408	$1,601	252	$847

	Six Months Ended
	June 30, 2022		June 30, 2021
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	452	$862	406	$724
Large loans	418	2,423	271	1,382
Retail loans	4	12	3	5
Total	874	$3,297	680	$2,111

(1) Only includes defaults occurring within 12 months of a loan being designated as a TDR. Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Note 4. Interest Rate Caps

The Company has interest rate cap contracts with an aggregate notional principal amount of $100.0 million that are effective beginning in 2023 and 2024. Each contract is collateralizable and contains a strike rate against the one-month LIBOR (1.79% and 0.10% as of June 30, 2022 and December 31, 2021, respectively). When the one-month LIBOR exceeds the strike rate, the counterparty remits to the Company for the excess over the strike rate. No payment is required by the Company or the counterparty when the one-month LIBOR is below the strike rate. Each of the Company’s interest rate cap contracts include a process to transition from LIBOR to a new benchmark.

In April 2022, the Company collateralized its interest rate caps, and the collateral was then used to reduce the Company’s outstanding debt on its senior revolving credit facility. Subsequently, the Company sold its shorter-duration interest rate cap contracts with a fair value of $6.7 million. These sold interest rate caps had an aggregate notional principal amount of $300.0 million and maturity dates ranging from March 2023 through November 2023. In June 2022, the Company sold additional interest rate cap contracts with a fair value of $7.9 million, having an aggregate notional principal amount of $150.0 million and maturing in 2024.

The following is a summary of the Company’s interest rate caps as of June 30, 2022:

				Notional Amount
Execution Date	Effective Date	Maturity Date	Strike Rate	(in thousands)
12/2021	08/2023	02/2026	0.50%	$50,000
12/2021	02/2024	02/2026	0.50%	50,000
Total notional amount				$100,000

The following is a summary of changes in fair value of the interest rate caps for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2022	2021	2022	2021
Balance at beginning of period	$16,744	$1,652	$6,586	$265
Purchases	—	385	—	987
Sales	(14,687)	—	(14,687)	—
Fair value adjustment included as an (increase) decrease in interest expense	3,024	(10)	13,182	775
Balance at end of period	$5,081	$2,027	$5,081	$2,027

The following table provides information regarding the offsetting of interest rate caps and cash collateral received or paid for the periods indicated:

Dollars in thousands	June 30, 2022	June 30, 2021
Interest rate caps	$5,081	$2,027
Cash collateral received	(5,457)	—
Net asset (liability) in the consolidated balance sheet	$(376)	$2,027

For additional information on the Company’s interest rate caps, see Note 7, “Disclosure About Fair Value of Financial Instruments.”

Note 5. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	June 30, 2022			December 31, 2021
Dollars in thousands	Debt	Unamortized Debt Issuance Costs	Net Debt	Debt	Unamortized Debt Issuance Costs	Net Debt
Senior revolving credit facility	$78,292	$(1,135)	$77,157	$112,065	$(1,345)	$110,720
RMR II revolving warehouse credit facility	27,123	(1,084)	26,039	52,469	(1,393)	51,076
RMR IV revolving warehouse credit facility	29,337	(418)	28,919	20,071	(531)	19,540
RMR V revolving warehouse credit facility	54,920	(405)	54,515	59,451	(516)	58,935
RMIT 2019-1 securitization	—	—	—	109,373	(464)	108,909
RMIT 2020-1 securitization	180,214	(1,030)	179,184	180,214	(1,442)	178,772
RMIT 2021-1 securitization	248,916	(1,407)	247,509	248,916	(1,830)	247,086
RMIT 2021-2 securitization	200,192	(1,748)	198,444	200,192	(1,962)	198,230
RMIT 2021-3 securitization	125,202	(1,326)	123,876	125,202	(1,527)	123,675
RMIT 2022-1 securitization	250,374	(2,266)	248,108	—	—	—
Total	$1,194,570	$(10,819)	$1,183,751	$1,107,953	$(11,010)	$1,096,943
Unused amount of revolving credit facilities (subject to borrowing base)	$611,152			$556,812

Senior Revolving Credit Facility: In December 2021, the Company amended and restated its senior revolving credit facility to, among other things, decrease the availability under the facility from $640 million to $500 million and extend the maturity of the facility from September 2022 to September 2024. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible secured finance receivables (78% of eligible secured finance receivables as of June 30, 2022). As of June 30, 2022, the Company had $187.0 million of immediate availability to draw down cash under the facility and held $7.9 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 0.50%, plus a 3.00% margin. The effective interest rate was 4.79% as of June 30, 2022. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark. The Company pays an unused line fee of 0.50%.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $111.7 million and $107.7 million as of June 30, 2022 and December 31, 2021, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

RMR II Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to, among other things, extend the date at which the facility converts to an amortizing loan and the termination date to March 2023 and March 2024, respectively, decrease the total facility from $125 million to $75 million, increase the cap on facility advances from 80% to 83% of eligible finance receivables, and increase the rate at which borrowings under the facility bear interest, payable monthly, at a rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a blended margin of 2.35% (2.15% prior to the April 2021 amendment). The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. RMR II held $0.3 million in restricted cash reserves as of June 30, 2022 to satisfy provisions of the credit agreement. The effective interest rate was 4.64% as of June 30, 2022. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. The RMR II revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark.

RMR IV Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables IV, LLC (“RMR IV”), entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility converts to an amortizing loan in April 2023 and terminates in April 2024. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables. RMR IV held $0.4 million in restricted cash reserves as of June 30, 2022 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month LIBOR, plus a margin of 2.35%. The effective interest rate was 4.14% as of June 30, 2022. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. The RMR IV revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark .

RMR V Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables V, LLC (“RMR V”), entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. The facility converts to an amortizing loan in October 2022 and terminates in October 2023. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. RMR V held $0.7 million in restricted cash reserves as of June 30, 2022 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.20%. The effective interest rate was 3.56% as of June 30, 2022. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility.

RMIT 2020-1 Securitization: In September 2020, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of June 30, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of June 30, 2022. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-1 Securitization: In February 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-1 (“RMIT 2021-1”), completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. RMIT 2021-1 held $2.6 million in restricted cash reserves as of June 30, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of June 30, 2022. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-2 Securitization: In July 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-2 (“RMIT 2021-2”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. RMIT 2021-2 held $2.1 million in restricted cash reserves as of June 30, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of June 30, 2022. Prior to maturity in August 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-3 Securitization: In October 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-3 (“RMIT 2021-3”), completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate, asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. RMIT 2021-3 held $1.5 million in restricted cash reserves as of June 30, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of June 30, 2022. Prior to maturity in October 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-1 securitization: In February 2022, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2022-1 (“RMIT 2022-1”), completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. RMIT 2022-1 held $2.6 million in restricted cash reserves as of June 30, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59%. Prior to maturity in March 2032, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period.

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of June 30, 2022, the Company was in compliance with all debt covenants.

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

In February 2022, the Company announced that the Board had authorized a new $20.0 million stock repurchase program. The authorization was effective immediately and extended through February 3, 2024. In May 2022, the Company completed the stock repurchase program, having repurchased a total of 426 thousand shares of common stock.

The following is a summary of the Company’s repurchased shares of common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars and shares in thousands, except per share amounts	2022	2021	2022	2021
Common stock repurchased	253	509	437	861
Weighted-average cost per share	$45.75	$43.60	$47.14	$39.51
Total cost of common stock repurchased	$11,582	$22,190	$20,613	$34,024

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividends declared per common share	$0.30	$0.25	$0.60	$0.45

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

Interest rate caps: The fair value of the interest rate caps is estimated using a pricing model that incorporates market observable inputs such as current interest rates, forward yield curves, and implied volatility. The Company also considers collateral and master netting agreements that mitigate credit exposure to counterparties in determining the counterparty credit risk valuation adjustment. For additional information on the Company’s interest rate caps, see Note 4, “Interest Rate Caps.”

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

The carrying amount and estimated fair values of the Company’s financial instruments summarized by level are as follows:

	June 30, 2022		December 31, 2021
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$7,928	$7,928	$10,507	$10,507
Restricted cash	144,802	144,802	138,682	138,682
Level 2
Interest rate caps	5,081	5,081	6,586	6,586
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,309,173	1,410,742	1,219,120	1,323,988
Liabilities
Level 3
Debt	1,194,570	1,130,311	1,107,953	1,098,625

The above table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value. The carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis are limited to the Company’s interest rate caps. As of the periods indicated above, there were no financial assets or liabilities measured at fair value on a non-recurring basis.

Note 8. Income Taxes

The Company records interim provisions for income taxes based on an estimated annual effective tax rate. The Company recognizes discrete tax benefits or deficiencies in the income tax line of the consolidated statements of income. These discrete benefits or deficiencies are primarily the result of exercises or vestings of share-based awards.

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended
	June 30,
Dollars in thousands	2022	2021
Provision for corporate taxes	$3,855	$6,234
Discrete tax benefits	(51)	(1,463)
Total income taxes	$3,804	$4,771

	Six Months Ended
	June 30,
Dollars in thousands	2022	2021
Provision for corporate taxes	$12,418	$14,582
Discrete tax benefits	(448)	(1,942)
Total income taxes	$11,970	$12,640

Note 9. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2022	2021	2022	2021
Numerator:
Net income	$11,982	$20,166	$38,765	$45,688
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,261	10,200	9,396	10,371
Effect of dilutive securities	408	597	449	560
Weighted-average shares adjusted for dilutive securities	9,669	10,797	9,845	10,931
Earnings per share:
Basic	$1.29	$1.98	$4.13	$4.41
Diluted	$1.24	$1.87	$3.94	$4.18

Options to purchase 0.2 million and 18 thousand shares of common stock were outstanding during the three and six months ended June 30, 2022 and 2021, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 10. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on each of April 27, 2017 and May 20, 2021, the stockholders of the Company re-approved the 2015 Plan, as amended and restated on each respective date. As of June 30, 2022, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 2.6 million shares (such amount reflecting an increase of 1.05 million additional or “new” shares in connection with the May 20, 2021 re-approval of the 2015 Plan) plus (ii) any shares remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, plus (iii) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. As of the effective date of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of June 30, 2022, there were 0.9 million shares available for grant under the 2015 Plan.

For the three months ended June 30, 2022 and 2021, the Company recorded share-based compensation expense of $2.7 million and $1.9 million, respectively. The Company recorded $4.9 million and $3.4 million in share-based compensation for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, unrecognized share-based compensation expense to be recognized over future periods approximated $17.3 million. This amount will be recognized as expense over a weighted-average period of 1.9 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

The following table summarizes the stock option activity for the six months ended June 30, 2022:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	589	$22.50
Granted	—	—
Exercised	(61)	17.60
Forfeited	—	—
Expired	(1)	17.08
Options outstanding at June 30, 2022	527	$23.07	6.4	$7,540
Options exercisable at June 30, 2022	382	$21.76	5.6	$5,959

The following table provides additional stock option information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2022	2021	2022	2021
Weighted-average grant date fair value per share	$—	$—	$—	$10.52
Intrinsic value of options exercised	$—	$4,531	$2,142	$7,392
Fair value of stock options that vested	$—	$—	$—	$—

Performance restricted stock units: Compensation expense for PRSUs is based on the fair value of the award estimated on the grant date using the Monte Carlo valuation model. The following are the weighted-average assumptions for the PRSU grants during the periods indicated below:

	Six Months Ended June 30,
	2022	2021
Expected volatility	39.24%	—
Expected dividends	—	—
Risk-free rate	1.05%	—
Discount for post-vesting restrictions	11.93%	—

The following table summarizes PRSU activity during the six months ended June 30, 2022:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2022	—	$—
Granted	70	52.07
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at June 30, 2022	70	$52.07

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per unit amounts	2022	2021	2022	2021
Weighted-average grant date fair value per unit	$—	$—	$52.07	$—
Fair value of PRSUs that vested	$—	$—	$—	$—

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the six months ended June 30, 2022:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2022	129	$22.84
Granted (target)	—	—
Achieved performance adjustment	—	—
Vested	(19)	27.89
Forfeited	(2)	27.89
Non-vested units at June 30, 2022	108	$21.87

The following table provides additional RSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per unit amounts	2022	2021	2022	2021
Weighted-average grant date fair value per unit	$—	$—	$—	$30.22
Fair value of RSUs that vested	$513	$—	$513	$1,199

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

The following table summarizes RSA activity during the six months ended June 30, 2022:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2022	219	$30.32
Granted	204	40.95
Vested	(26)	45.02
Forfeited	(5)	32.78
Non-vested shares at June 30, 2022	392	$34.85

The following table provides additional RSA information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2022	2021	2022	2021
Weighted-average grant date fair value per share	$46.86	$46.55	$40.95	$30.33
Fair value of RSAs that vested	$939	$1,012	$1,156	$1,052

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

Note 12. Subsequent Events

Quarterly cash dividend: In August 2022, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on September 15, 2022 to shareholders of record at the close of business on August 24, 2022. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (which was filed with the SEC on March 4, 2022), our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 (which was filed with the SEC on May 6, 2022), and this Quarterly Report on Form 10-Q. The COVID-19 pandemic may also magnify many of these risks and uncertainties. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of June 30, 2022, we operate under the name “Regional Finance” in 334 branch locations in 15 states across the United States, serving 482,300 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of June 30, 2022, we had 278.5 thousand small installment loans outstanding, representing $455.3 million in net finance receivables. This included 148.2 thousand small loan convenience checks, representing $209.9 million in net finance receivables.

•

Large Loans (>$2,500) – As of June 30, 2022, we had 197.8 thousand large installment loans outstanding, representing $1.1 billion in net finance receivables. This included 19.8 thousand large loan convenience checks, representing $63.2 million in net finance receivables.

•	Retail Loans – As of June 30, 2022, we had 6.0 thousand retail purchase loans outstanding, representing $10.9 million in net finance receivables.
•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

Outlook

We continually assess the macroeconomic environment in which we operate in order to appropriately and timely adapt to current market conditions. Macroeconomic factors, including, but not limited to, inflationary pressures, rising interest rates, impacts from current geopolitical events outside the U.S., and the COVID-19 pandemic, may affect our business, liquidity, financial condition, and results of operations.

The COVID-19 pandemic has resulted in economic disruption and uncertainty. At the beginning of the pandemic, during the second quarter of 2020, we experienced a decrease in demand. Since that time, our loan growth has steadily increased. Our net finance receivables were $1.5 billion at June 30, 2022, $342.3 million higher than at June 30, 2021. However, future consumer demand remains subject to the uncertainty surrounding the duration and nature of the pandemic going forward. The extent to which the pandemic will ultimately impact our business and financial condition will depend on future events that are difficult to forecast, including, but not limited to, the number and severity of variant strains of the virus and waves of outbreak, the success of actions taken to contain, treat, and prevent the spread of the virus, and the speed at which normal economic and operating conditions return and are sustained.

Current inflationary pressures and rising interest rates have created economic uncertainty and diminished consumer confidence. Recent geopolitical events outside of the U.S. have also contributed to volatility in U.S. markets. As inflation accelerated and geopolitical stability began to deteriorate in the fourth quarter of 2021, we began to proactively tighten our credit models. We have principally focused on tightening certain higher-risk, higher-rate customer segments that have been most adversely impacted by a more challenging economic environment. As of June 30, 2022, delinquency and net credit loss rates had largely normalized to 2019 pre-pandemic levels.

In addition, legislation and rulemaking issued or under consideration include proposals to require disclosure of environmental, social, and governance (“ESG”) metrics and risks, such as the March 2022 proposal by the Securities and Exchange Commission to enhance and standardize climate-related disclosures. The potential impact of these or other ESG-related legislation or regulations on our business remains uncertain.

We maintained our allowance for credit losses at 11% of net finance receivables as of June 30, 2022, and held $14.9 million of reserves associated with estimated future macroeconomic impacts on credit losses. Our contractual delinquency as a percentage of net finance receivables was 6.2% as of June 30, 2022, up from 3.6% as of June 30, 2021, and still down 10 basis points from the pre-pandemic level of 6.3% as of June 30, 2019. Going forward, we may experience changes to the macroeconomic assumptions within our forecast and changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of June 30, 2022, we had $195.0 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. In addition, we had $611.2 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of June 30, 2022. We believe our liquidity position provides substantial runway to fund our growth initiatives and to support the fundamental operations of our business.
Online operations continue to be an important part of our customer acquisition strategy, including remote loan closings in recent years. On the digital front, we continue to build and expand upon our end-to-end online and mobile origination capabilities for new and existing customers, along with additional digital servicing functionality. Combined with remote loan closings, we believe that these omni-channel sales and servicing capabilities have and will continue to expand the market reach of our branches, increase our average branch receivables, and improve our revenues and operating efficiencies, while at the same time increasing customer satisfaction.

Factors Affecting Our Results of Operations

Our business is impacted by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our small and large loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. Changes in quarterly growth or liquidation could result in larger allowance for credit loss releases in periods of portfolio liquidation, and larger provisions for credit losses in periods of portfolio growth. Consequently, we experience seasonal fluctuations in our operating results. However, changes in macroeconomic factors, including inflation, rising interest rates, and geopolitical conflict, have impacted our typical seasonal trends for loan volume and delinquency.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate. Average net finance receivables were $1.5 billion for the first six months of 2022 and $1.1 billion for the prior-year period. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers that we are able to serve. In February 2022, we opened our first branch in Mississippi, our fourteenth state, and in June 2022, we opened our first branch in Indiana, our fifteenth state. In July 2022, we opened our first branch in California, our sixteenth state. We expect to enter two to three additional states by the end of 2022. After assessing our legacy branch network for clear opportunities to consolidate operations into larger branches within close geographic proximity, we closed 21 branches during the second quarter of 2022. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service. We plan to add additional branches in new and existing states where it is favorable for us to conduct business.

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

As reinsurer, we maintain reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of June 30, 2022, the restricted cash balance for these reserves was $21.1 million. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	2Q 22		2Q 21		YTD 22		YTD 21
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$109,771	29.8%	$88,793	31.6%	$217,402	29.9%	$176,072	31.3%
Insurance income, net	10,220	2.8%	8,656	3.1%	20,764	2.9%	16,641	3.0%
Other income	2,880	0.8%	2,227	0.8%	5,553	0.7%	4,694	0.8%
Total revenue	122,871	33.4%	99,676	35.5%	243,719	33.5%	197,407	35.1%
Expenses
Provision for credit losses	45,400	12.3%	20,549	7.3%	76,258	10.5%	31,911	5.7%

Personnel	33,941	9.2%	28,370	10.1%	69,595	9.6%	57,221	10.2%
Occupancy	6,156	1.7%	5,568	2.0%	11,964	1.6%	11,588	2.1%
Marketing	4,108	1.1%	4,776	1.7%	7,199	1.0%	7,486	1.3%
Other	9,916	2.7%	7,675	2.7%	20,463	2.8%	15,937	2.8%
Total general and administrative	54,121	14.7%	46,389	16.5%	109,221	15.0%	92,232	16.4%

Interest expense	7,564	2.1%	7,801	2.8%	7,505	1.0%	14,936	2.6%
Income before income taxes	15,786	4.3%	24,937	8.9%	50,735	7.0%	58,328	10.4%
Income taxes	3,804	1.0%	4,771	1.7%	11,970	1.7%	12,640	2.3%
Net income	$11,982	3.3%	$20,166	7.2%	$38,765	5.3%	$45,688	8.1%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	2Q 21	3Q 21	4Q 21	1Q 22	2Q 22	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$88,793	$99,355	$107,117	$107,631	$109,771	$2,140	$20,978
Insurance income, net	8,656	9,418	9,423	10,544	10,220	(324)	1,564
Other income	2,227	2,687	2,944	2,673	2,880	207	653
Total revenue	99,676	111,460	119,484	120,848	122,871	2,023	23,195
Expenses
Provision for credit losses	20,549	26,096	31,008	30,858	45,400	(14,542)	(24,851)

Personnel	28,370	29,299	33,313	35,654	33,941	1,713	(5,571)
Occupancy	5,568	6,027	6,511	5,808	6,156	(348)	(588)
Marketing	4,776	2,488	4,431	3,091	4,108	(1,017)	668
Other	7,675	9,936	11,277	10,547	9,916	631	(2,241)
Total general and administrative	46,389	47,750	55,532	55,100	54,121	979	(7,732)

Interest expense	7,801	8,816	7,597	(59)	7,564	(7,623)	237
Income before income taxes	24,937	28,798	25,347	34,949	15,786	(19,163)	(9,151)
Income taxes	4,771	6,577	4,569	8,166	3,804	4,362	967
Net income	$20,166	$22,221	$20,778	$26,783	$11,982	$(14,801)	$(8,184)
Net income per common share:
Basic	$1.98	$2.25	$2.18	$2.81	$1.29	$(1.52)	$(0.69)
Diluted	$1.87	$2.11	$2.04	$2.67	$1.24	$(1.43)	$(0.63)
Weighted-average shares outstanding:
Basic	10,200	9,861	9,545	9,533	9,261	272	939
Diluted	10,797	10,544	10,177	10,022	9,669	353	1,128

	Balance Sheet Quarterly Trend
Dollars in thousands	2Q 21	3Q 21	4Q 21	1Q 22	2Q 22	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,191,305	$1,313,558	$1,459,662	$1,497,671	$1,547,944	$50,273	$356,639
Net finance receivables	$1,183,387	$1,314,233	$1,426,257	$1,446,071	$1,525,659	$79,588	$342,272
Allowance for credit losses	$139,400	$150,100	$159,300	$158,800	$167,500	$8,700	$28,100
Debt	$853,067	$978,803	$1,107,953	$1,134,377	$1,194,570	$60,193	$341,503

	Other Key Metrics Quarterly Trend
	2Q 21	3Q 21	4Q 21	1Q 22	2Q 22	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	31.6%	32.0%	31.4%	30.0%	29.8%	(0.2)%	(1.8)%
Efficiency ratio (1)	46.5%	42.8%	46.5%	45.6%	44.0%	(1.6)%	(2.5)%
Operating expense ratio (2)	16.5%	15.4%	16.3%	15.4%	14.7%	(0.7)%	(1.8)%
30+ contractual delinquency	3.6%	4.7%	6.0%	5.7%	6.2%	0.5%	2.6%
Net credit loss ratio (3)	7.4%	5.0%	6.4%	8.7%	10.0%	1.3%	2.6%
Book value per share	$26.93	$27.73	$28.89	$30.47	$31.15	$0.68	$4.22

(1) Annualized general and administrative expenses as a percentage of total revenue

(2) Annualized general and administrative expenses as a percentage of average net finance receivables

(3) Annualized net credit losses as a percentage of average net finance receivables

Comparison of June 30, 2022, Versus June 30, 2021

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $74.5 million, or 19.6%, to $455.3 million at June 30, 2022, from $380.8 million at June 30, 2021. The increase was due to new growth initiatives, improved customer loan demand, and increased marketing, partially offset by the transition of small loan customers to large loans.

•

Large Loans (>$2,500) – Large loans outstanding increased by $267.5 million, or 33.8%, to $1.1 billion at June 30, 2022, from $792.0 million at June 30, 2021. The increase was due to new growth initiatives, improved customer loan demand, increased marketing, and the transition of small loan customers to large loans.

•	Retail Loans – Retail loans outstanding increased $0.3 million, or 3.0%, to $10.9 million at June 30, 2022, from $10.6 million at June 30, 2021.
	Net Finance Receivables by Product
Dollars in thousands	2Q 22	2Q 21	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$455,253	$380,780	$74,473	19.6%
Large loans	1,059,523	792,046	267,477	33.8%
Retail loans	10,883	10,561	322	3.0%
Total net finance receivables	$1,525,659	$1,183,387	$342,272	28.9%
Number of branches at period end	334	368	(34)	(9.2)%
Net finance receivables per branch	$4,568	$3,216	$1,352	42.0%

Comparison of the Three Months Ended June 30, 2022, Versus the Three Months Ended June 30, 2021

Net Income. Net income decreased $8.2 million, or 40.6%, resulting in net income of $12.0 million during the three months ended June 30, 2022, from $20.2 million during the prior-year period. The decrease was due to an increase in provision for credit losses of $24.9 million and an increase in general and administrative expenses of $7.7 million, offset by an increase in revenue of $23.2 million, a decrease in income taxes of $1.0 million, and a decrease in interest expense of $0.2 million.

Revenue. Total revenue increased $23.2 million, or 23.3%, to $122.9 million during the three months ended June 30, 2022, from $99.7 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $21.0 million, or 23.6%, to $109.8 million during the three months ended June 30, 2022, from $88.8 million during the prior-year period. The increase was primarily due to a 30.9% increase in average net finance receivables, partially offset by a 1.8% decrease in annualized average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Three Months Ended			Average Yields for the Three Months Ended (1)
Dollars in thousands	2Q 22	2Q 21	YoY % Inc (Dec)	2Q 22	2Q 21	YoY % Inc (Dec)
Small loans	$437,226	$365,535	19.6%	35.8%	38.3%	(2.5)%
Large loans	1,023,546	747,582	36.9%	27.4%	28.5%	(1.1)%
Retail loans	10,828	11,181	(3.2)%	18.3%	18.2%	0.1%
Total interest and fee yield	$1,471,600	$1,124,298	30.9%	29.8%	31.6%	(1.8)%

(1) Annualized interest and fee income as a percentage of average net finance receivables.

Small and large loan yields decreased 2.5% and 1.1%, respectively, compared to the prior-year period primarily due to normalization of credit performance across the portfolio and our portfolio composition shift toward higher credit quality customers with lower interest rates.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue into the future. Over time, large loan growth will change our product mix, which will reduce our total interest and fee yield percentage.

Total originations increased to $426.3 million during the three months ended June 30, 2022, from $377.7 million during the prior-year period. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Three Months Ended
Dollars in thousands	2Q 22	2Q 21	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$171,244	$151,584	$19,660	13.0%
Large loans	252,572	224,484	28,088	12.5%
Retail loans	2,471	1,659	812	48.9%
Total loans originated	$426,287	$377,727	$48,560	12.9%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 2Q 22 Compared to 2Q 21 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Small loans	$6,868	$(2,300)	$(451)	$4,117
Large loans	19,662	(2,035)	(751)	16,876
Retail loans	(16)	1	—	(15)
Product mix	915	(594)	(321)	—
Total increase in interest and fee income	$27,429	$(4,928)	$(1,523)	$20,978

The $21.0 million year-over-year increase in interest and fee income during the three months ended June 30, 2022, was primarily driven by growth of our average net finance receivables. This increase was partially offset by normalization of credit performance across the portfolio, the intended product mix shift toward large loans, and the portfolio composition shift toward higher credit quality customers with lower interest rates.

Insurance Income, Net. Insurance income, net increased $1.6 million, or 18.1%, to $10.2 million during the three months ended June 30, 2022, from $8.7 million during the prior-year period. During both the three months ended June 30, 2022 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the three months ended June 30, 2022 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Three Months Ended
Dollars in thousands	2Q 22	2Q 21	YoY $ B(W)	YoY % B(W)
Earned premiums	$14,709	$12,349	$2,360	19.1%
Claims, reserves, and certain direct expenses	(4,489)	(3,693)	(796)	(21.6)%
Insurance income, net	$10,220	$8,656	$1,564	18.1%

Earned premiums increased by $2.4 million and claims, reserves, and certain direct expenses increased by $0.8 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to portfolio growth. The increase in claims, reserves, and certain direct expenses was primarily due to a $0.5 million increase in reserves for expected insurance claims during the three months ended June 30, 2022, compared to the prior-year period.

Other Income. Other income increased $0.7 million, or 29.3%, to $2.9 million during the three months ended June 30, 2022, from $2.2 million during the prior-year period, primarily due to an increase in late charges associated with portfolio growth.

Provision for Credit Losses. Our provision for credit losses increased $24.9 million, or 120.9%, to $45.4 million during the three months ended June 30, 2022, from $20.5 million during the prior-year period. The increase was due to increases of $8.9 million and $16.0 million in the allowance for credit losses and net credit losses, respectively, in each case compared to the prior-year period. Macroeconomic factors, particularly high energy prices, began to impact our customers more significantly in the second quarter. As of the end of the quarter, delinquency and net credit loss rates had largely normalized to 2019 pre-pandemic levels. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. As of June 30, 2022, our allowance for credit losses included a $14.9 million reserve associated with estimated future macroeconomic impacts on credit losses. During the three months ended June 30, 2022 and the prior-year period, the allowance for credit losses included a build of $8.7 million and a release of $0.2 million, respectively. The allowance for credit losses as a percentage of finance receivables decreased to 11.0% as of June 30, 2022, from 11.8% as of the prior-year period.

Net Credit Losses. Net credit losses increased $16.0 million, or 76.9%, to $36.7 million during the three months ended June 30, 2022, from $20.7 million during the prior-year period. The increase was primarily due to higher average net finance receivables and credit normalization. Annualized net credit losses as a percentage of average net finance receivables were 10.0% during the three months ended June 30, 2022, compared to 7.4% during the prior-year period.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables continued to normalize, increasing to 6.2% as of June 30, 2022, from 3.6% in the prior-year period.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	2Q 22		2Q 21
Current	$1,306,183	85.6%	$1,066,124	90.1%
1 to 29 days past due	124,810	8.2%	74,470	6.3%
Delinquent accounts:
30 to 59 days	26,785	1.8%	14,488	1.2%
60 to 89 days	24,420	1.6%	9,614	0.8%
90 to 119 days	18,557	1.2%	6,116	0.5%
120 to 149 days	12,528	0.8%	5,961	0.5%
150 to 179 days	12,376	0.8%	6,614	0.6%
Total contractual delinquency	$94,666	6.2%	$42,793	3.6%
Total net finance receivables	$1,525,659	100.0%	$1,183,387	100.0%

	Contractual Delinquency by Product
Dollars in thousands	2Q 22		2Q 21
Small loans	$41,984	9.2%	$18,876	5.0%
Large loans	51,763	4.9%	23,251	2.9%
Retail loans	919	8.4%	666	6.3%
Total contractual delinquency	$94,666	6.2%	$42,793	3.6%

General and Administrative Expenses. Our general and administrative expenses increased $7.7 million, or 16.7%, to $54.1 million during the three months ended June 30, 2022, from $46.4 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $5.6 million, or 19.6%, to $33.9 million during the three months ended June 30, 2022, from $28.4 million during the prior-year period. Labor expenses and incentive costs increased $5.7 million and $0.9 million, respectively, compared to the prior-year period. Capitalized loan origination costs, which reduce personnel expenses, increased by $0.8 million compared to the prior-year period due to an increase in loans originated.

Occupancy. Occupancy expenses increased $0.6 million, or 10.6%, to $6.2 million during the three months ended June 30, 2022, from $5.6 million during the prior-year period. The increase was primarily due to branch optimization costs of $0.6 million.

Marketing. Marketing expenses decreased $0.7 million, or 14.0%, to $4.1 million during the three months ended June 30, 2022, from $4.8 million during the prior-year period. The decrease was primarily due to lower digital loan origination costs of $0.8 million, partially offset by increased activity in our direct mail campaigns and digital marketing to support growth.

Other Expenses. Other expenses increased $2.2 million, or 29.2%, to $9.9 million during the three months ended June 30, 2022, from $7.7 million during the prior-year period. The increase was primarily due to an increase in our investment in digital and technological capabilities of $0.6 million, an increase in professional services of $0.4 million, and an increase in travel expenses of $0.2 million compared to the prior-year period. Additionally, we often experience increases in other expenses including electronic payment processing costs, bank service charges, and credit bureau charges as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our annualized operating expense ratio decreased by 1.8% to 14.7% during the three months ended June 30, 2022 from 16.5% during the prior-year period. Our operating expense ratio has declined as we have grown our loan portfolio and controlled expense growth. The three months ended June 30, 2022 included a ratio increase of 0.1% related to branch optimization expenses of $0.6 million.

Interest Expense. Interest expense decreased $0.2 million, or 3.0%, to $7.6 million during the three months ended June 30, 2022, from $7.8 million during the prior-year period. The decrease was primarily due to a decrease in our average cost of debt, partially offset by an increase in the average balance of our debt facilities. The annualized average cost of debt decreased 1.34% to 2.65% during the three months ended June 30, 2022, from 3.99% as of the prior-year period, primarily driven by a $3.0 million increase in the fair value of our interest rate caps. The average balance of our debt facilities increased to $1.1 billion during the three months ended June 30, 2022, from $782.0 million during the prior-year period.

Income Taxes. Income taxes decreased $1.0 million, or 20.3%, to $3.8 million during the three months ended June 30, 2022, from $4.8 million during the prior-year period. The decrease was primarily due to a $9.2 million decrease in income before income taxes compared to the prior-year period, partially offset by an increase in our effective tax rate. Our effective tax rates were 24.1% and 19.1% for the three months ended June 30, 2022 and the prior-year period, respectively. The effective tax rate for the prior-year period was impacted by discrete tax benefits from the exercise and vesting of share-based awards and amended state tax returns.

Comparison of the Six Months Ended June 30, 2022, Versus the Six Months Ended June 30, 2021

Net Income. Net income decreased $6.9 million, or 15.2%, resulting in net income of $38.8 million during the six months ended June 30, 2022, from $45.7 million during the prior-year period. The decrease was due to an increase in provision for credit losses of $44.3 million, and an increase in general and administrative expenses of $17.0 million, offset by an increase in revenue of $46.3 million, a decrease in interest expense of $7.4 million, and a decrease in income taxes of $0.7 million.

Revenue. Total revenue increased $46.3 million, or 23.5%, to $243.7 million during the six months ended June 30, 2022, from $197.4 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $41.3 million, or 23.5%, to $217.4 million during the six months ended June 30, 2022, from $176.1 million during the prior-year period. The increase was primarily due to a 29.3% increase in average net finance receivables, partially offset by a 1.4% decrease in annualized average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Six Months Ended			Average Yields for the Six Months Ended (1)
Dollars in thousands	YTD 22	YTD 21	YoY % Inc (Dec)	YTD 22	YTD 21	YoY % Inc (Dec)
Small loans	$439,070	$377,272	16.4%	35.9%	37.9%	(2.0)%
Large loans	1,003,326	734,390	36.6%	27.4%	28.2%	(0.8)%
Retail loans	10,725	12,170	(11.9)%	18.3%	18.0%	0.3%
Total interest and fee yield	$1,453,121	$1,123,832	29.3%	29.9%	31.3%	(1.4)%

(1) Annualized interest and fee income as a percentage of average net finance receivables.

Small loan and large loan yields decreased 2.0% and 0.8%, respectively, compared to the prior-year period primarily due to normalization of credit performance across the portfolio and our portfolio composition shift toward higher credit quality customers with lower interest rates.

As a result of our focus on large loan growth over the last several years, the large loan portfolio has grown faster than the rest of our loan products, and we expect that this trend will continue into the future. Over time, large loan growth will change our product mix, which could reduce our total interest and fee yield.

Total originations increased to $752.3 million during the six months ended June 30, 2022, from $612.6 million during the prior-year period. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Six Months Ended
Dollars in thousands	YTD 22	YTD 21	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$308,375	$253,325	$55,050	21.7%
Large loans	438,851	355,809	83,042	23.3%
Retail loans	5,061	3,439	1,622	47.2%
Total loans originated	$752,287	$612,573	$139,714	22.8%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD 22 Compared to YTD 21 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Small loans	$11,706	$(3,762)	$(616)	$7,328
Large loans	37,907	(2,775)	(1,017)	34,115
Retail loans	(130)	19	(2)	(113)
Product mix	2,107	(1,417)	(690)	—
Total increase in interest and fee income	$51,590	$(7,935)	$(2,325)	$41,330

The $41.3 million increase in interest and fee income during the six months ended June 30, 2022, from the prior-year period was driven by growth in our average net finance receivables. This increase was partially offset by normalization of credit performance across the portfolio, the intended product mix shift toward large loans, and the portfolio composition shift toward higher credit quality customers with lower interest rates.

Insurance Income, Net. Insurance income, net increased $4.1 million, or 24.8%, to $20.8 million during the six months ended June 30, 2022, from $16.6 million during the prior-year period. During both the six months ended June 30, 2022 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the six months ended June 30, 2022 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Six Months Ended
Dollars in thousands	YTD 22	YTD 21	YoY $ B(W)	YoY % B(W)
Earned premiums	$29,583	$24,474	$5,109	20.9%
Claims, reserves, and certain direct expenses	(8,819)	(7,833)	(986)	(12.6)%
Insurance income, net	$20,764	$16,641	$4,123	24.8%

Earned premiums increased by $5.1 million and claims, reserves, and certain direct expenses increased by $1.0 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to portfolio growth. The increase in claims, reserves, and certain direct expenses compared to the prior-year period was primarily due to a $0.8 million increase in reserves for expected insurance claims during the six months ended June 30, 2022.

Other Income. Other income increased $0.9 million, or 18.3%, to $5.6 million during the six months ended June 30, 2022, from $4.7 million during the prior-year period, primarily due to an increase in late charges associated with portfolio growth.

Provision for Credit Losses. Our provision for credit losses increased $44.3 million, or 139.0%, to $76.3 million during the six months ended June 30, 2022, from $31.9 million during the prior-year period. The increase was due to an increase of $18.8 million and  $25.5 million in the allowance for credit losses and net credit losses, respectively, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. As of June 30, 2022 our allowance for credit losses included $14.9 million of reserves associated with estimated future macroeconomic impacts on credit losses. During the six months ended June 30, 2022 and 2021, the allowance for credit losses included a build of $8.2 million and a release of $10.6 million, respectively. The allowance for credit losses as a percentage of finance receivables decreased to 11.0% as of June 30, 2022, from 11.8% as of the prior-year period.

Net Credit Losses. Net credit losses increased $25.5 million, or 60.1%, to $68.1 million during the six months ended June 30, 2022, from $42.5 million during the prior-year period. The increase was primarily due to higher average net finance receivables and credit normalization. Annualized net credit losses as a percentage of average net finance receivables were 9.4% during the six months ended June 30, 2022, compared to 7.6% during the prior-year period.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables continued to normalize, increasing to 6.2% as of June 30, 2022, from 3.6% in the prior-year period.

General and Administrative Expenses. Our general and administrative expenses increased $17.0 million, or 18.4%, to $109.2 million during the six months ended June 30, 2022, from $92.2 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $12.4 million, or 21.6%, to $69.6 million during the six months ended June 30, 2022, from $57.2 million during the prior-year period. We had several offsetting increases and decreases in personnel expenses during the six months ended June 30, 2022. Labor expenses, incentive costs, and recruiting costs increased $12.1 million, $1.4 million, and $0.5 million, respectively, compared to the prior-year period. In addition, the six months ended June 30, 2022 included branch optimization costs of $0.2 million. Capitalized loan origination costs, which reduce personnel expenses, increased by $1.6 million compared to the prior-year period due to an increase in loans originated.

Occupancy. Occupancy expenses increased $0.4 million, or 3.2%, to $12.0 million during the six months ended June 30, 2022, from $11.6 million during the prior-year period. The increase was primarily due to costs related to our branch optimization initiatives in 2022 of $0.9 million, partially offset by savings from our branch optimization initiatives in 2021 of $0.6 million.

Marketing. Marketing expenses decreased $0.3 million, or 3.8%, to $7.2 million during the six months ended June 30, 2022, from $7.5 million during the prior-year period. The decrease was primarily due to lower digital loan origination costs of $0.9 million, partially offset by increased activity in our direct mail campaigns and digital marketing to support growth.

Other Expenses. Other expenses increased $4.5 million, or 28.4%, to $20.5 million during the six months ended June 30, 2022, from $15.9 million during the prior-year period. The increase was primarily due to an increase in our investment in digital and technological capabilities of $1.0 million, an increase in professional services of $1.0 million, and an increase in travel expenses of $0.4 million. Additionally, we often experience increases in other expenses including electronic payment processing costs, bank service charges, and credit bureau charges as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our annualized operating expense ratio decreased by 1.4% to 15.0% during the six months ended June 30, 2022 from 16.4% during the prior-year period. Our operating expense ratio has declined as we have grown our loan portfolio and controlled expense growth. The six months ended June 30, 2022 included a ratio increase of 0.1% related to branch optimization expenses of $1.0 million.

Interest Expense. Interest expense decreased $7.4 million, or 49.8%, to $7.5 million during the six months ended June 30, 2022, from $14.9 million during the prior-year period. The decrease was primarily due to a decrease in our average cost of debt, partially offset by an increase in the average balance of our debt facilities. The annualized average cost of debt decreased 2.54% to 1.34% during the six months ended June 30, 2022, from 3.88% as of the prior-year period, primarily driven by a $12.4 million increase in the fair value of our interest rate caps. The average balance of our debt facilities increased to $1.1 billion during the six months ended June 30, 2022, from $770.9 million during the prior-year period.

Income Taxes. Income taxes decreased $0.7 million, or 5.3%, to $12.0 million during the six months ended June 30, 2022, from $12.6 million during the prior-year period. The decrease was primarily due to a $7.6 million decrease in income before income taxes compared to the prior-year period, partially offset by an increase in our effective tax rate. Our effective tax rates were 23.6% and 21.7% for the six months ended June 30, 2022 and the prior-year period, respectively. The effective tax rate for the prior-year period was impacted by discrete tax benefits from the exercise and vesting of share-based awards and amended state tax returns.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of June 30, 2022, we had a funded debt-to-equity ratio (debt divided by total stockholders’ equity) of 4.0 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 19.3%.

Cash and cash equivalents decreased to $7.9 million as of June 30, 2022, from $10.5 million as of the prior year-end. As of June 30, 2022 and the prior year-end, we had $187.0 million and $199.2 million, respectively, of immediate availability to draw down cash from our revolving credit facilities. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $611.2 million and $556.8 million as of June 30, 2022, and the prior year-end, respectively. Our total debt was $1.2 billion and $1.1 billion as of June 30, 2022, and the prior year-end, respectively.

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

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

In February 2022, we announced that our Board had authorized a $20.0 million stock repurchase program. In May 2022, we completed the stock repurchase program.

Share repurchases under our stock repurchase programs may be made in the open market at prevailing market prices or through privately negotiated transactions in accordance with applicable federal and state securities laws.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for the six months ended June 30, 2022:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 22	February 9, 2022	February 23, 2022	March 16, 2022	$0.30
2Q 22	May 4, 2022	May 25, 2022	June 15, 2022	$0.30
Total				$0.60

The Board declared and paid $5.9 million of cash dividends on our common stock during the six months ended June 30, 2022. See Note 12, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding the declaration of a cash dividend following the end of the quarter.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2022 was $109.4 million, compared to $84.9 million provided by operating activities during the prior-year period, a net increase of $24.5 million. The increase was primarily due to higher interest and fee income from the growth in our average net finance receivables.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the six months ended June 30, 2022 was $161.9 million, compared to $86.7 million used in investing activities during the prior-year period, a net increase in cash used of $75.2 million. The increase in cash used was primarily due to increased originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities during the six months ended June 30, 2022 was $56.0 million, compared to $35.9 million provided by financing activities during the prior-year period, a net increase of $20.1 million. The net increase in cash provided was a result of a decrease in the repurchase of common stock of $13.4 million, a decrease in taxes paid related to net share settlement of equity awards of $3.9 million, an increase in net advances on debt instruments of $2.1 million, and a decrease in payments of debt issuance costs of $1.8 million, offset by an increase in cash dividends of $1.1 million.

Financing Arrangements.

Senior Revolving Credit Facility. In December 2021, we amended and restated our senior revolving credit facility to, among other things, decrease the availability under the facility from $640 million to $500 million and extend the maturity of the facility from September 2022 to September 2024. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible secured finance receivables. As of June 30, 2022, we had $187.0 million of immediate availability to draw down cash under the facility and held $7.9 million in unrestricted cash. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 0.50%, plus a 3.00% margin. The effective interest rate was 4.79% as of June 30, 2022. The amended and restated facility provides for a process to transition from LIBOR to a new benchmark. We pay an unused line fee of 0.50%.

Our debt under the senior revolving credit facility was $78.3 million as of June 30, 2022. In advance of its September 2024 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A, “Risk Factors,” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $111.7 million and $107.7 million as of June 30, 2022 and December 31, 2021, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation.

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

RMR II Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR II, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to, among other things, extend the date at which the facility converts to an amortizing loan and the termination date to March 2023 and March 2024, respectively, decrease the total facility from $125 million to $75 million, increase the cap on facility advances from 80% to 83% of eligible finance receivables, and increase the rate at which borrowings under the facility bear interest, payable monthly, at a rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a blended margin of 2.35% (2.15% prior to the April 2021 amendment). The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. The effective interest rate was 4.64% as of June 30, 2022. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. The RMR II revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark. As of June 30, 2022, our debt under the credit facility was $27.1 million.

RMR IV Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR IV, entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility converts to an amortizing loan in April 2023 and terminates in April 2024. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month LIBOR, plus a margin of 2.35%. The effective interest rate was 4.14% as of June 30, 2022. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. The RMR IV revolving warehouse credit facility provides for a process to transition from LIBOR to a new benchmark. As of June 30, 2022, our debt under the credit facility was $29.3 million.

RMR V Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR V, entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. The facility converts to an amortizing loan in October 2022 and terminates in October 2023. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.20%. The effective interest rate was 3.56% as of June 30, 2022. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. As of June 30, 2022, our debt under the credit facility was $54.9 million.

RMIT 2020-1 Securitization. In September 2020, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2020-1, completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of June 30, 2022. Prior to maturity in October 2030, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period. As of June 30, 2022, our debt under the securitization was $180.2 million.

RMIT 2021-1 Securitization. In February 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-1, completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of June 30, 2022. Prior to maturity in March 2031, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period. As of June 30, 2022, our debt under the securitization was $248.9 million.

RMIT 2021-2 Securitization. In July 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-2, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of June 30, 2022. Prior to maturity in August 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period. As of June 30, 2022, our debt under the securitization was $200.2 million.

RMIT 2021-3 Securitization. In October 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-3, completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of June 30, 2022. Prior to maturity in October 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period. As of June 30, 2022, our debt under the securitization was $125.2 million.

RMIT 2022-1 Securitization. In February 2022, we, our wholly-owned SPE, RMR III, and our indirectly wholly-owned SPE, RMIT 2022-1, completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. Borrowings under the RMIT 2022-2 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of June 30, 2022. Prior to maturity in March 2032, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period. As of June 30, 2022, our debt under the securitization was $250.4 million.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of June 30, 2022, we were in compliance with all debt covenants.

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

Restricted Cash Reserve Accounts.

RMR II Revolving Warehouse Credit Facility. The credit agreement governing the RMR II revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of June 30, 2022, the warehouse facility cash reserve requirement totaled $0.3 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $3.0 million as of June 30, 2022.

RMR IV Revolving Warehouse Credit Facility. The credit agreement governing the RMR IV revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of June 30, 2022, the warehouse facility cash reserve requirement totaled $0.4 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $3.1 million as of June 30, 2022.

RMR V Revolving Warehouse Credit Facility. The credit agreement governing the RMR V revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of June 30, 2022, the warehouse facility cash reserve requirement totaled $0.7 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $4.3 million as of June 30, 2022.

RMIT 2020-1 Securitization. As required under the transaction documents governing the RMIT 2020-1 securitization, we deposited $1.9 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $15.7 million as of June 30, 2022.

RMIT 2021-1 Securitization. As required under the transaction documents governing the RMIT 2021-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $25.0 million as of June 30, 2022.

RMIT 2021-2 Securitization. As required under the transaction documents governing the RMIT 2021-2 securitization, we deposited $2.1 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $18.6 million as of June 30, 2022.

RMIT 2021-3 Securitization. As required under the transaction documents governing the RMIT 2021-3 securitization, we deposited $1.5 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $19.2 million as of June 30, 2022.

RMIT 2022-1 Securitization. As required under the transaction documents governing the RMIT 2022-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $22.8 million as of June 30, 2022.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. As of June 30, 2022, reserves for reinsurance were $21.1 million.

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

During 2020, management captured the potential impact of the COVID-19 pandemic as a component of its macroeconomic forecast, and we had reserved $33.4 million as of June 30, 2020. Overall improvements in the pandemic led us to release portions of that reserve gradually. As of June 30, 2022 and December 31, 2021, we had $14.9 million and $17.0 million in macroeconomic reserves inclusive of remaining effects of COVID-19, respectively. Potential macroeconomic changes have created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future credit losses from our loan portfolio.

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of June 30, 2022 by $1.0 million.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of June 30, 2022, the interest rates on 84.1% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and three revolving warehouse credit facilities. As of June 30, 2022, the balances and key terms of the credit facilities were as follows:

Revolving Credit Facility	Balance (in thousands)	Interest Payment Frequency	Rate Type	Floor	Margin	Effective Interest Rate
Senior	$78,292	Monthly	1-mo LIBOR	0.50%	3.00%	4.79%
RMR II Warehouse	27,123	Monthly	3-mo LIBOR	0.25%	2.35%	4.64%
RMR IV Warehouse	29,337	Monthly	1-mo LIBOR	—	2.35%	4.14%
RMR V Warehouse	54,920	Monthly	Conduit	—	2.20%	3.56%
Total	$189,672

We have purchased interest rate caps to manage the risk associated with LIBOR-based borrowings. These interest rate caps are based on the one-month LIBOR and reimburse us for the difference when the one-month LIBOR exceeds the strike rate.

In April 2022, we collateralized our interest rate caps, and the collateral was then used to reduce our outstanding debt on our senior revolving credit facility. Subsequently, we sold our shorter-duration interest rate cap contracts with a fair value of $6.7 million. These sold interest rate caps had an aggregate notional principal amount of $300.0 million and maturity dates ranging from March 2023 through November 2023. In June 2022, we sold additional interest rate cap contracts with a fair value of $7.9 million, having an aggregate notional principal amount of $150.0 million and maturing in 2024.

The following is a summary of the Company’s interest rate caps as of June 30, 2022:

				Notional Amount
Execution Date	Effective Date	Maturity Date	Strike Rate	(in thousands)
12/2021	08/2023	02/2026	0.50%	$50,000
12/2021	02/2024	02/2026	0.50%	50,000
Total notional amount				$100,000

Based on the underlying rates and the outstanding balances as of June 30, 2022, an increase of 100 basis points in the LIBOR and conduit rates of our revolving credit facilities would result in approximately $1.9 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the Company’s repurchase of its common stock during the three months ended June 30, 2022.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted- Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
April 1, 2022 – April 30, 2022	122,364	47.23	122,364	$5,795,965
May 1, 2022 – May 31, 2022	130,784	44.32	130,784	$21
June 1, 2022 – June 30, 2022	—	—	—	$21
Total	253,148	$45.72	253,148

* On February 9, 2022, we announced that our Board authorized a new $20.0 million stock repurchase program, effective immediately. In May 2022, we completed the repurchase program after purchasing approximately 426 thousand shares of common stock.

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

REGIONAL MANAGEMENT CORP.

Date: August 5, 2022	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)