Form 10-Q
period 2022-09-30
Regional Management Corp.
filed 2022-11-04
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of November 2, 2022, the registrant had outstanding 9,585,782 shares of Common Stock, $0.10 par value.

ITEM 1.	FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	September 30, 2022
	(Unaudited)	December 31, 2021
Assets
Cash	$3,140	$10,507
Net finance receivables	1,607,598	1,426,257
Unearned insurance premiums	(49,789)	(47,837)
Allowance for credit losses	(179,800)	(159,300)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,378,009	1,219,120
Restricted cash	113,865	138,682
Restricted available-for-sale investments	20,290	—
Lease assets	30,153	28,721
Deferred tax assets, net	16,836	18,420
Property and equipment	12,370	12,938
Intangible assets	11,305	9,517
Other assets	20,582	21,757
Total assets	$1,606,550	$1,459,662
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,241,039	$1,107,953
Unamortized debt issuance costs	(9,647)	(11,010)
Net debt	1,231,392	1,096,943
Accounts payable and accrued expenses	34,237	49,283
Lease liabilities	32,468	30,700
Total liabilities	1,298,097	1,176,926
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,391 shares issued and 9,584 shares outstanding at September 30, 2022 and 14,157 shares issued and 9,788 shares outstanding at December 31, 2021)	1,439	1,416
Additional paid-in capital	111,530	104,745
Retained earnings	346,083	306,105
Accumulated other comprehensive loss	(456)	—
Treasury stock (4,807 shares at September 30, 2022 and 4,370 shares at December 31, 2021)	(150,143)	(129,530)
Total stockholders’ equity	308,453	282,736
Total liabilities and stockholders’ equity	$1,606,550	$1,459,662

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$438	$364
Net finance receivables	1,179,815	1,004,954
Allowance for credit losses	(129,198)	(109,898)
Restricted cash	112,513	118,818
Other assets	366	4
Total assets	$1,163,934	$1,014,242
Liabilities
Net debt	$1,118,989	$986,223
Accounts payable and accrued expenses	115	71
Total liabilities	$1,119,104	$986,294

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Interest and fee income	$116,020	$99,355	$333,422	$275,427
Insurance income, net	11,987	9,418	32,751	26,059
Other income	3,445	2,687	8,998	7,381
Total revenue	131,452	111,460	375,171	308,867

Expenses
Provision for credit losses	48,071	26,096	124,329	58,007

Personnel	36,979	29,299	106,574	86,520
Occupancy	5,848	6,027	17,812	17,615
Marketing	3,940	2,488	11,139	9,974
Other	11,397	9,936	31,860	25,873
Total general and administrative expenses	58,164	47,750	167,385	139,982

Interest expense	11,863	8,816	19,368	23,752
Income before income taxes	13,354	28,798	64,089	87,126
Income taxes	3,286	6,577	15,256	19,217

Net income	$10,068	$22,221	$48,833	$67,909
Net income per common share:
Basic	$1.09	$2.25	$5.23	$6.66
Diluted	$1.06	$2.11	$5.01	$6.29
Weighted-average common shares outstanding:
Basic	9,195	9,861	9,329	10,199
Diluted	9,526	10,544	9,738	10,800

Other comprehensive loss, net of tax:
Unrealized loss on restricted available-for-sale investments	(577)	—	(577)	—
Other comprehensive loss, before tax	(577)	—	(577)	—
Income taxes related to items of other comprehensive income	121	—	121	—
Other comprehensive loss, net of tax	(456)	—	(456)	—
Total comprehensive income	$9,612	$22,221	$48,377	$67,909

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2022
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, June 30, 2022	14,390	$1,439	$108,345	$338,943	$—	$(150,143)	$298,584
Cash dividends	—	—	—	(2,928)	—	—	(2,928)
Issuance of restricted stock awards	3	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(2)	—	(101)	—	—	—	(101)
Share-based compensation	—	—	3,286	—	—	—	3,286
Net income	—	—	—	10,068	—	—	10,068
Other comprehensive loss	—	—	—	—	(456)	—	(456)
Balance, September 30, 2022	14,391	$1,439	$111,530	$346,083	$(456)	$(150,143)	$308,453

	Three Months Ended September 30, 2021
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, June 30, 2021	14,141	$1,414	$105,509	$268,172	$—	$(96,112)	$278,983
Cash dividends	—	—	—	(2,568)	—	—	(2,568)
Issuance of restricted stock awards	9	1	(1)	—	—	—	—
Exercise of stock options	65	7	—	—	—	—	7
Repurchase of common stock	—	—	—	—	—	(21,984)	(21,984)
Shares withheld related to net share settlement	(38)	(4)	(1,106)	—	—	—	(1,110)
Share-based compensation	—	—	1,836	—	—	—	1,836
Short-swing profit disgorgement	—	—	81	—	—	—	81
Net income	—	—	—	22,221	—	—	22,221
Balance, September 30, 2021	14,177	$1,418	$106,319	$287,825	$—	$(118,096)	$277,466

	Nine Months Ended September 30, 2022
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2021	14,157	$1,416	$104,745	$306,105	$—	$(129,530)	$282,736
Cash dividends	—	—	—	(8,855)	—	—	(8,855)
Issuance of restricted stock awards	221	22	(22)	—	—	—	—
Exercise of stock options	61	6	—	—	—	—	6
Repurchase of common stock	—	—	—	—	—	(20,613)	(20,613)
Shares withheld related to net share settlement	(48)	(5)	(1,332)	—	—	—	(1,337)
Share-based compensation	—	—	8,139	—	—	—	8,139
Net income	—	—	—	48,833	—	—	48,833
Other comprehensive loss	—	—	—	—	(456)	—	(456)
Balance, September 30, 2022	14,391	$1,439	$111,530	$346,083	$(456)	$(150,143)	$308,453

	Nine Months Ended September 30, 2021
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2020	13,851	$1,385	$105,483	$227,343	$—	$(62,088)	$272,123
Cash Dividends	—	—	—	(7,427)	—	—	(7,427)
Issuance of restricted stock awards	203	20	(20)	—	—	—	—
Exercise of stock options	415	42	—	—	—	—	42
Repurchase of common stock	—	—	—	—	—	(56,008)	(56,008)
Shares withheld related to net share settlement	(292)	(29)	(4,490)	—	—	—	(4,519)
Share-based compensation	—	—	5,265	—	—	—	5,265
Short-swing profit disgorgement	—	—	81	—	—	—	81
Net income	—	—	—	67,909	—	—	67,909
Balance, September 30, 2021	14,177	$1,418	$106,319	$287,825	$—	$(118,096)	$277,466

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$48,833	$67,909
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	124,329	58,007
Depreciation and amortization	9,149	8,466
Amortization of deferred originations fees and costs	(12,005)	(11,816)
Loss on disposal of property and equipment	96	8
Share-based compensation	8,139	5,265
Fair value adjustment on interest rate caps	—	(491)
Deferred income taxes, net	1,705	1,586
Changes in operating assets and liabilities:
Increase in unearned insurance premiums	1,952	9,597
Increase in lease assets	(1,432)	(1,775)
Increase in other assets	(3,678)	(2,779)
Decrease in accounts payable and accrued expenses	(14,593)	(3,736)
Increase in lease liabilities	1,768	2,084
Net cash provided by operating activities	164,263	132,325
Cash flows from investing activities:
Originations of finance receivables	(1,174,257)	(1,024,400)
Repayments of finance receivables	905,944	801,620
Purchases of intangible assets	(3,896)	(2,247)
Purchases of property and equipment	(2,644)	(1,960)
Purchase of restricted available-for-sale investments	(23,974)	—
Proceeds from sale of restricted available-for-sale investments	3,130	—
Net cash used in investing activities	(295,697)	(226,987)
Cash flows from financing activities:
Advances on revolving credit facilities	1,364,443	1,403,483
Payments on revolving credit facilities	(1,372,670)	(1,512,033)
Advances on securitizations	250,000	448,700
Payments on securitizations	(109,228)	(130,085)
Payments for debt issuance costs	(2,760)	(6,714)
Taxes paid related to net share settlement of equity awards	(1,332)	(5,333)
Short-swing profit disgorgement	—	81
Cash dividends	(8,590)	(7,160)
Repurchases of common stock	(20,613)	(56,008)
Net cash provided by financing activities	99,250	134,931
Net change in cash and restricted cash	(32,184)	40,269
Cash and restricted cash at beginning of period	149,189	71,876
Cash and restricted cash at end of period	$117,005	$112,145
Supplemental cash flow information:
Interest paid	$28,013	$21,165
Income taxes paid	$26,763	$23,083
Operating leases paid	$4,253	$6,387
Non-cash lease assets and liabilities acquired	$7,226	$7,328
Non-cash dividends payable	$265	$267

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	September 30, 2022	December 31, 2021	September 30, 2021
Cash	$3,140	$10,507	$8,146
Restricted cash	113,865	138,682	103,999
Total cash and restricted cash	$117,005	$149,189	$112,145

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. As of September 30, 2022, the Company operated 338 branch locations under the name “Regional Finance” in 17 states across the United States.

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

Revision: Subsequent to issuance of the September 30, 2021 financial statements, the Company concluded that certain cash flow statement line items should be broken out to reflect cash receipts and cash payments on a gross basis, rather than net. As a result, the net originations of finance receivables, net advances (payments) on senior revolving credit facility, net advances (payments) on revolving warehouse credit facilities, and net advances on securitizations line items have been updated to reflect a gross presentation. The Company also concluded that the amortization of deferred origination fees and costs, accrued interest receivables, and unearned insurance premiums included in the net originations of finance receivables (previously in investing activities) and accrued interest payables included in debt (previously in financing activities) should be included in operating activities. These changes will classify cash flows related to interest received on finance receivables and interest paid on debt as operating activities and cash flows related to net loan origination fees and costs as investing activities. To correct these classification errors, amounts previously reported have been reclassified for the nine months ended September 30, 2021. Impacts for the nine months ended September 30, 2021 included a decrease in net cash provided by operating activities of $3.7 million, decrease in net cash used in investing activities of $3.5 million, and an increase in net cash provided by financing activities of $0.2 million.

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

Restricted available-for-sale investments: The Company classifies its investments in debt securities that were purchased with the Company’s restricted cash as restricted available-for-sale investments and carries the investments at fair value. Unrealized gains and losses, net of taxes, are excluded from earnings and reported in other comprehensive income or loss until realized. The unrealized gains and losses, net of taxes, are recorded on the consolidated balance sheet in accumulated other comprehensive income or loss in stockholders’ equity. Realized gains and losses from the sale of available-for-sale investments are specifically identified and reclassified from accumulated other comprehensive income or loss and included within earnings on the consolidated statement of income.

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

Recent accounting pronouncements: In March 2022, the Financial Accounting Standards Board (“FASB”) issued an accounting update eliminating the accounting for TDRs by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendment also requires disclosure of gross credit losses by year of origination for finance receivables. The amendments in this update are effective for annual and interim periods beginning after December 15, 2022. The Company is currently evaluating the potential disclosure impacts of this update to its footnotes, but believes implementation of the update will not have a material financial effect on its consolidated financial statements.

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	September 30, 2022	December 31, 2021
Small loans	$480,199	$445,023
Large loans	1,116,455	970,694
Retail loans	10,944	10,540
Net finance receivables	$1,607,598	$1,426,257

Net finance receivables included net deferred origination fees and costs of $14.8 million and $14.2 million as of September 30, 2022 and December 31, 2021, respectively.

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

Net finance receivables by product, FICO band, and origination year as of September 30, 2022 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2022 (1)	2021	2020	2019	2018	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$57,153	$20,032	$2,457	$436	$57	$9	$80,144
2	37,764	12,933	1,190	120	8	3	52,018
3	48,470	14,291	1,115	110	—	1	63,987
4	56,299	16,167	1,080	84	—	1	73,631
5	59,472	18,181	1,151	57	—	—	78,861
6	96,610	32,606	2,310	31	—	1	131,558
Total small loans	$355,768	$114,210	$9,303	$838	$65	$15	$480,199
Large Loans:
FICO Band
1	$44,554	$25,094	$9,416	$4,496	$1,128	$756	$85,444
2	28,249	21,121	5,541	1,932	176	173	57,192
3	88,293	59,360	11,648	4,179	297	186	163,963
4	116,975	76,055	16,150	5,762	291	97	215,330
5	113,038	75,255	17,132	5,465	322	60	211,272
6	205,734	136,557	30,963	9,395	545	60	383,254
Total large loans	$596,843	$393,442	$90,850	$31,229	$2,759	$1,332	$1,116,455
Retail Loans:
FICO Band
1	$11	$9	$52	$38	$4	$4	$118
2	418	162	23	27	2	—	632
3	1,180	835	124	27	2	5	2,173
4	1,291	1,294	390	69	4	4	3,052
5	984	1,008	311	75	8	5	2,391
6	1,120	1,091	301	65	—	1	2,578
Total retail loans	$5,004	$4,399	$1,201	$301	$20	$19	$10,944
Total Loans:
FICO Band
1	$101,718	$45,135	$11,925	$4,970	$1,189	$769	$165,706
2	66,431	34,216	6,754	2,079	186	176	109,842
3	137,943	74,486	12,887	4,316	299	192	230,123
4	174,565	93,516	17,620	5,915	295	102	292,013
5	173,494	94,444	18,594	5,597	330	65	292,524
6	303,464	170,254	33,574	9,491	545	62	517,390
Total loans	$957,615	$512,051	$101,354	$32,368	$2,844	$1,366	$1,607,598

(1)	Includes loans originated during the nine months ended September 30, 2022.

Net finance receivables by product, FICO band, and origination year as of December 31, 2021 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2021	2020	2019	2018	2017	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$71,720	$11,243	$2,202	$208	$44	$6	$85,423
2	48,507	5,805	856	33	11	3	55,215
3	52,113	6,278	764	24	5	1	59,185
4	56,631	6,834	689	31	8	1	64,194
5	57,058	8,484	615	14	2	1	66,174
6	96,149	17,837	835	7	3	1	114,832
Total small loans	$382,178	$56,481	$5,961	$317	$73	$13	$445,023
Large Loans:
FICO Band
1	$41,865	$19,447	$9,940	$2,714	$1,374	$649	$75,989
2	40,795	12,814	4,815	594	255	171	59,444
3	112,048	26,041	11,398	1,412	372	118	151,389
4	136,901	34,382	14,890	1,622	284	50	188,129
5	130,375	34,278	14,021	1,730	165	68	180,637
6	229,184	59,579	23,054	2,998	235	56	315,106
Total large loans	$691,168	$186,541	$78,118	$11,070	$2,685	$1,112	$970,694
Retail Loans:
FICO Band
1	$19	$137	$207	$25	$1	$2	$391
2	161	86	150	13	1	—	411
3	1,177	338	156	17	4	4	1,696
4	1,699	840	363	56	4	2	2,964
5	1,415	678	337	46	7	1	2,484
6	1,563	702	295	30	2	2	2,594
Total retail loans	$6,034	$2,781	$1,508	$187	$19	$11	$10,540
Total Loans:
FICO Band
1	$113,604	$30,827	$12,349	$2,947	$1,419	$657	$161,803
2	89,463	18,705	5,821	640	267	174	115,070
3	165,338	32,657	12,318	1,453	381	123	212,270
4	195,231	42,056	15,942	1,709	296	53	255,287
5	188,848	43,440	14,973	1,790	174	70	249,295
6	326,896	78,118	24,184	3,035	240	59	432,532
Total loans	$1,079,380	$245,803	$85,587	$11,574	$2,777	$1,136	$1,426,257

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	September 30, 2022
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$384,470	80.1%	$963,174	86.3%	$8,490	77.5%	$1,356,134	84.4%
1 to 29 days past due	45,823	9.5%	88,359	7.9%	1,286	11.8%	135,468	8.4%
Delinquent accounts
30 to 59 days	12,802	2.7%	19,140	1.7%	353	3.2%	32,295	2.0%
60 to 89 days	10,641	2.2%	14,496	1.3%	238	2.2%	25,375	1.6%
90 to 119 days	9,048	1.9%	12,454	1.1%	218	2.0%	21,720	1.3%
120 to 149 days	7,732	1.6%	9,587	0.9%	184	1.7%	17,503	1.1%
150 to 179 days	9,683	2.0%	9,245	0.8%	175	1.6%	19,103	1.2%
Total delinquency	$49,906	10.4%	$64,922	5.8%	$1,168	10.7%	$115,996	7.2%
Total net finance receivables	$480,199	100.0%	$1,116,455	100.0%	$10,944	100.0%	$1,607,598	100.0%
Net finance receivables in nonaccrual status	$28,713	6.0%	$35,377	3.2%	$631	5.8%	$64,721	4.0%

	December 31, 2021
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$366,775	82.5%	$861,855	88.8%	$8,535	81.0%	$1,237,165	86.7%
1 to 29 days past due	38,454	8.6%	64,491	6.6%	1,256	11.9%	104,201	7.3%
Delinquent accounts
30 to 59 days	11,244	2.5%	13,777	1.5%	262	2.5%	25,283	1.9%
60 to 89 days	9,436	2.1%	10,788	1.1%	171	1.6%	20,395	1.4%
90 to 119 days	7,868	1.8%	7,971	0.8%	123	1.2%	15,962	1.0%
120 to 149 days	5,897	1.3%	6,480	0.7%	89	0.8%	12,466	0.9%
150 to 179 days	5,349	1.2%	5,332	0.5%	104	1.0%	10,785	0.8%
Total delinquency	$39,794	8.9%	$44,348	4.6%	$749	7.1%	$84,891	6.0%
Total net finance receivables	$445,023	100.0%	$970,694	100.0%	$10,540	100.0%	$1,426,257	100.0%
Net finance receivables in nonaccrual status	$21,285	4.8%	$23,495	2.4%	$390	3.7%	$45,170	3.2%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended September 30, 2022 and 2021, the Company reversed $4.3 million and $1.8 million of accrued interest as reductions of interest and fee income, respectively. The Company reversed $12.4 million and $6.5 million of accrued interest as reductions of interest and fee income for the nine months ended September 30, 2022 and 2021, respectively.

The following is a reconciliation of the allowance for credit losses by product for the three and nine months ended September 30, 2022 and 2021:

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at July 1, 2022	$58,176	$107,760	$1,564	$167,500
Provision for credit losses	20,463	27,200	408	48,071
Credit losses	(16,909)	(20,099)	(368)	(37,376)
Recoveries	684	900	21	1,605
Ending balance at September 30, 2022	$62,414	$115,761	$1,625	$179,800
Net finance receivables at September 30, 2022	$480,199	$1,116,455	$10,944	$1,607,598
Allowance as percentage of net finance receivables at September 30, 2022	13.0%	10.4%	14.8%	11.2%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at July 1, 2021	$51,578	$86,104	$1,718	$139,400
Provision for credit losses	13,936	12,094	66	26,096
Credit losses	(8,190)	(7,959)	(232)	(16,381)
Recoveries	462	502	21	985
Ending balance at September 30, 2021	$57,786	$90,741	$1,573	$150,100
Net finance receivables at September 30, 2021	$419,602	$884,271	$10,360	$1,314,233
Allowance as percentage of net finance receivables at September 30, 2021	13.8%	10.3%	15.2%	11.4%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2022	$61,294	$96,494	$1,512	$159,300
Provision for credit losses	50,580	72,720	1,029	124,329
Credit losses	(51,536)	(55,891)	(987)	(108,414)
Recoveries	2,076	2,438	71	4,585
Ending balance at September 30, 2022	$62,414	$115,761	$1,625	$179,800
Net finance receivables at September 30, 2022	$480,199	$1,116,455	$10,944	$1,607,598
Allowance as percentage of net finance receivables at September 30, 2022	13.0%	10.4%	14.8%	11.2%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2021	$59,410	$88,058	$2,532	$150,000
Provision for credit losses	26,905	31,086	16	58,007
Credit losses	(29,918)	(30,003)	(1,038)	(60,959)
Recoveries	1,389	1,600	63	3,052
Ending balance at September 30, 2021	$57,786	$90,741	$1,573	$150,100
Net finance receivables at September 30, 2021	$419,602	$884,271	$10,360	$1,314,233
Allowance as percentage of net finance receivables at September 30, 2021	13.8%	10.3%	15.2%	11.4%

The increase in our allowance for credit losses for the three months ended September 30, 2022 was due to the incremental increase in reserves of $8.2 million as a result of sequential portfolio growth and an increase of $4.1 million based on the macroeconomic model. The increase in our allowance for credit losses for the three months ended September 30, 2021 was primarily due to the $10.7 million increase in reserves as a result of portfolio growth.

The increases in our allowance for credit losses for the nine months ended September 30, 2022 was due to the incremental increase in reserves of $18.5 million as a result of portfolio growth and an increase of $2.0 million based on the macroeconomic model. The increase in our allowance for credit losses for the nine months ended September 30, 2021 was primarily due to the $15.0 million increase in reserves as a result of portfolio growth, mostly offset by a $14.9 million decrease based on the macroeconomic model.

As of September 30, 2022 and December 31, 2021, the allowance for credit losses included reserves associated with future macroeconomic impacts on credit losses of $19.0 million and $17.0 million, respectively. We may experience changes within our economic forecast, as well as changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses and provision for credit losses.

The Company classifies a loan as a TDR finance receivable when the Company modifies a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grants a concession that it would not otherwise consider.

The amount of TDR net finance receivables and the related TDR allowance for credit losses for the periods indicated are as follows:

	September 30, 2022		September 30, 2021
Dollars in thousands	TDR Net Finance Receivables	TDR Allowance for Credit Losses	TDR Net Finance Receivables	TDR Allowance for Credit Losses
Small loans	$3,999	$1,121	$3,564	$1,411
Large loans	16,379	4,473	13,390	4,215
Retail loans	44	15	63	20
Total	$20,422	$5,609	$17,017	$5,646

The following table provides the number and amount of net finance receivables modified and classified as TDRs during the periods presented:

	Three Months Ended
	September 30, 2022		September 30, 2021
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	1,124	$2,101	511	$1,008
Large loans	1,040	6,297	450	2,524
Retail loans	4	9	1	2
Total	2,168	$8,407	962	$3,534

	Nine Months Ended
	September 30, 2022		September 30, 2021
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	2,633	$4,990	1,879	$3,548
Large loans	2,537	14,623	1,535	8,045
Retail loans	8	17	6	10
Total	5,178	$19,630	3,420	$11,603

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

The following table provides the number of accounts and balance of finance receivables that subsequently defaulted within the periods indicated (that were modified as a TDR in the preceding 12 months). The Company defines payment default as 90 days past due for this disclosure. The respective amounts and activity for the periods indicated are as follows:

	Three Months Ended
	September 30, 2022		September 30, 2021
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	473	$977	286	$539
Large loans	472	2,739	214	1,100
Retail loans	1	3	2	4
Total	946	$3,719	502	$1,643

	Nine Months Ended
	September 30, 2022		September 30, 2021
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	925	$1,839	692	$1,263
Large loans	890	5,162	485	2,482
Retail loans	5	15	5	9
Total	1,820	$7,016	1,182	$3,754

(1)

 Only includes defaults occurring within 12 months of a loan being designated as a TDR. Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Note 4. Restricted Available-for-Sale Investments

The following table reconciles the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted available-for-sale investments as of the periods indicated:

	September 30, 2022
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$20,867	$—	$(577)	$20,290

December 31, 2021
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$—	$—	$—	$—

The following table includes the gross unrealized losses and estimated fair values of restricted available-for-sale investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$20,290	$(577)	$—	$—	$20,290	$(577)

December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$—	$—	$—	$—	$—	$—

The restricted available-for-sale investments are measured at fair value. The investments consist of highly rated securities backed by the U.S. federal government. Changes in fair value are the result of recent increases in interest rates by the Federal Reserve that occurred after the purchase of the investments. As a result, the Company has not recorded an allowance for credit losses related to the restricted available-for-sale investments.

The accrued interest receivables are reported in other assets and totaled $0.1 million as of September 30, 2022.

The following table includes the amortized cost and estimated fair values of restricted available-for-sale investments by contractual maturity as of the periods indicated:

	September 30, 2022		December 31, 2021
Dollars in thousands	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$2,094	$2,067	$—	$—
Due within one year to five years	18,773	18,223	—	—
Due within five years to ten years	—	—	—	—
Due after ten years	—	—	—	—
Total restricted available-for-sale investments	$20,867	$20,290	$—	$—

The following table includes the proceeds from sold or matured restricted available-for-sale investments for the periods indicated:

	Three Months Ended		Nine Months Ended
Dollars in thousands	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Proceeds	$3,130	$—	$3,130	$—

The Company had no gross realized gains or losses during the three and nine months ended September 30, 2022 and 2021, respectively.

Note 5. Interest Rate Caps

The Company previously purchased interest rate cap contracts to manage the risk associated with LIBOR-based borrowings. Each contract was collateralizable and contained a strike rate against the one-month LIBOR (3.14% and 0.10% as of September 30, 2022 and December 31, 2021, respectively). When the one-month LIBOR exceeded the strike rate, the counterparty remitted to the Company for the excess over the strike rate. No payment was required by the Company or the counterparty when the one-month LIBOR was below the strike rate.

In April 2022, the Company collateralized its interest rate caps. Subsequently, the Company sold its shorter-duration interest rate cap contracts with a fair value of $14.7 million. These sold interest rate caps had an aggregate notional principal amount of $450.0 million and maturity dates ranging from March 2023 through June 2024. In August 2022, the Company sold its remaining interest rate cap contracts with a fair value of $5.0 million, having an aggregate notional principal amount of $100.0 million and maturing in 2026. As of September 30, 2022, the Company no longer maintained interest rate cap protections.

The following is a summary of changes in fair value of the interest rate caps for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2022	2021	2022	2021
Balance at beginning of period	$5,081	$2,027	$6,586	$265
Purchases	—	—	—	987
Sales	(5,033)	—	(19,720)	—
Fair value adjustment included as an (increase) decrease in interest expense	(48)	(284)	13,134	491
Balance at end of period	$—	$1,743	$—	$1,743

The following table provides information regarding the offsetting of interest rate caps and cash collateral received or paid as of the periods indicated:

Dollars in thousands	September 30, 2022	September 30, 2021
Interest rate caps	$—	$1,743
Cash collateral received	—	—
Net asset in the consolidated balance sheet	$—	$1,743

For additional information on the Company’s interest rate caps, see Note 8, “Disclosure About Fair Value of Financial Instruments.”

Note 6. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	September 30, 2022			December 31, 2021
Dollars in thousands	Debt	Unamortized Debt Issuance Costs	Net Debt	Debt	Unamortized Debt Issuance Costs	Net Debt
Senior revolving credit facility	$113,448	$(1,045)	$112,403	$112,065	$(1,345)	$110,720
RMR II revolving warehouse credit facility	20,290	(928)	19,362	52,469	(1,393)	51,076
RMR IV revolving warehouse credit facility	37,130	(361)	36,769	20,071	(531)	19,540
RMR V revolving warehouse credit facility	65,273	(350)	64,923	59,451	(516)	58,935
RMIT 2019-1 securitization	—	—	—	109,373	(464)	108,909
RMIT 2020-1 securitization	180,214	(824)	179,390	180,214	(1,442)	178,772
RMIT 2021-1 securitization	248,916	(1,196)	247,720	248,916	(1,830)	247,086
RMIT 2021-2 securitization	200,192	(1,641)	198,551	200,192	(1,962)	198,230
RMIT 2021-3 securitization	125,202	(1,248)	123,954	125,202	(1,527)	123,675
RMIT 2022-1 securitization	250,374	(2,054)	248,320	—	—	—
Total	$1,241,039	$(9,647)	$1,231,392	$1,107,953	$(11,010)	$1,096,943
Unused amount of revolving credit facilities (subject to borrowing base)	$565,039			$556,812

Senior Revolving Credit Facility: In December 2021, the Company amended and restated its senior revolving credit facility to, among other things, decrease the availability under the facility from $640 million to $500 million and extend the maturity of the facility from September 2022 to September 2024. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible finance receivables (75% of eligible finance receivables as of September 30, 2022). As of September 30, 2022, the Company had $148.1 million of immediate availability to draw down cash under the facility and held $3.1 million in unrestricted cash. Borrowings under the facility bore interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 0.50%, plus a 3.00% margin. The effective interest rate was 6.14% as of September 30, 2022. The Company pays an unused line fee of 0.50%.

In September 2022, the Company amended and restated its senior revolving credit facility to replace LIBOR as the benchmark rate for the calculation of interest with a forward-looking term rate based on the secured overnight financing rate (“SOFR”) or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a floor of not less than 0.50% and a benchmark adjustment.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $100.0 million and $107.7 million as of September 30, 2022 and December 31, 2021, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

RMR II Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables II, LLC (“RMR II”), amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to, among other things, extend the date at which the facility converts to an amortizing loan and the termination date to March 2023 and March 2024, respectively, decrease the total facility from $125 million to $75 million, increase the cap on facility advances from 80% to 83% of eligible finance receivables, and increase the rate at which borrowings under the facility bore interest, payable monthly, at a rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a blended margin of 2.35% (2.15% prior to the April 2021 amendment). The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR II. RMR II had $30.0 million of immediate availability to draw down cash under the facility and held $0.6 million in restricted cash reserves as of September 30, 2022 to satisfy provisions of the credit agreement. The effective interest rate was 6.10% as of September 30, 2022. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility.

In September 2022, the Company and its wholly-owned SPE, RMR II, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The three-month LIBOR was replaced on October 1, 2022 by three-month SOFR with a floor of 0.25% and a benchmark adjustment.

RMR IV Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables IV, LLC (“RMR IV”), entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility converts to an amortizing loan in April 2023 and terminates in April 2024. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables. RMR IV held $0.5 million in restricted cash reserves as of September 30, 2022 to satisfy provisions of the credit agreement. Borrowings under the facility bore interest, payable monthly, at a rate equal to one-month LIBOR, plus a margin of 2.35%. The effective interest rate was 5.49% as of September 30, 2022. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility.

In September 2022, the Company and its wholly-owned SPE, RMR IV, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR IV to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a benchmark adjustment.

RMR V Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables V, LLC (“RMR V”), entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. Following an amendment in September 2022, the facility converts to an amortizing loan in November 2022 and terminates in November 2023 (October 2022 and October 2023, respectively, prior to the September 2022 amendment). The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. RMR V held $0.8 million in restricted cash reserves as of September 30, 2022 to satisfy provisions of the credit agreement. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.20%. The effective interest rate was 5.28% as of September 30, 2022. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility.

RMIT 2020-1 Securitization: In September 2020, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of September 30, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of September 30, 2022. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-1 Securitization: In February 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-1 (“RMIT 2021-1”), completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. RMIT 2021-1 held $2.6 million in restricted cash reserves as of September 30, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of September 30, 2022. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-2 Securitization: In July 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-2 (“RMIT 2021-2”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. RMIT 2021-2 held $2.1 million in restricted cash reserves as of September 30, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of September 30, 2022. Prior to maturity in August 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-3 Securitization: In October 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-3 (“RMIT 2021-3”), completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate, asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. RMIT 2021-3 held $1.5 million in restricted cash reserves as of September 30, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of September 30, 2022. Prior to maturity in October 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-1 Securitization: In February 2022, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2022-1 (“RMIT 2022-1”), completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. RMIT 2022-1 held $2.6 million in restricted cash reserves as of September 30, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of September 30, 2022. Prior to maturity in March 2032, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period.

See Note 13, “Subsequent Events,” for information regarding the completion of a private offering and sale of $200 million of asset-backed notes following the end of the fiscal quarter.

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of September 30, 2022, the Company was in compliance with all debt covenants.

Note 7. Stockholders’ Equity

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

The following is a summary of the Company’s repurchased shares of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars and shares in thousands, except per share amounts	2022	2021	2022	2021
Common stock repurchased	—	390	437	1,251
Weighted-average cost per share	$—	$56.35	$47.14	$44.76
Total cost of common stock repurchased	$—	$21,984	$20,613	$56,008

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividends declared per common share	$0.30	$0.25	$0.90	$0.70

See Note 13, “Subsequent Events,” for information regarding the Company’s cash dividend following the end of the fiscal quarter.

Note 8. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and restricted cash: Cash and restricted cash is recorded at cost, which approximates fair value due to its generally short maturity and highly liquid nature.

Restricted available-for-sale investments: The fair value of U.S. Government and agency securities is based on quoted prices that are traded less frequently than active markets.

Net finance receivables: The Company determines the fair value of net finance receivables using a discounted cash flows methodology. The application of this methodology requires the Company to make certain estimates and judgments. These estimates and judgments include, but are not limited to, prepayment rates, default rates, loss severity, and risk-adjusted discount rates.

Interest rate caps: As of September 30, 2022, the Company no longer maintains interest rate cap protections. Prior to the sale of the Company’s interest rate caps, the fair value of the interest rate caps was estimated using a pricing model that incorporates market observable inputs such as current interest rates, forward yield curves, and implied volatility. The Company also considers collateral and master netting agreements that mitigate credit exposure to counterparties in determining the counterparty credit risk valuation adjustment. For additional information on the Company’s interest rate caps, see Note 5, “Interest Rate Caps.”

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

Level 2 –  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 –  Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are estimated at fair value. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	September 30, 2022		December 31, 2021
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$3,140	$3,140	$10,507	$10,507
Restricted cash	113,865	113,865	138,682	138,682
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,378,009	1,476,601	1,219,120	1,323,988
Liabilities
Level 3
Debt	1,241,039	1,157,160	1,107,953	1,098,625

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	September 30, 2022		December 31, 2021
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2
Restricted available-for-sale investments	20,290	20,290	—	—
Interest rate caps	—	—	6,586	6,586

As of the periods indicated above, there were no financial assets or liabilities measured at fair value on a non-recurring basis.

Note 9. Income Taxes

The Company records interim provisions for income taxes based on an estimated annual effective tax rate. The Company recognizes discrete tax benefits or deficiencies in the income tax line of the consolidated statements of income. These discrete benefits or deficiencies are primarily the result of exercises or vestings of share-based awards.

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2022	2021	2022	2021
Provision for corporate taxes	$3,285	$7,129	$15,702	$21,710
Discrete tax (benefits) deficiencies	1	(552)	(446)	(2,493)
Total income taxes	$3,286	$6,577	$15,256	$19,217

Note 10. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2022	2021	2022	2021
Numerator:
Net income	$10,068	$22,221	$48,833	$67,909
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,195	9,861	9,329	10,199
Effect of dilutive securities	331	683	409	601
Weighted-average shares adjusted for dilutive securities	9,526	10,544	9,738	10,800
Earnings per share:
Basic	$1.09	$2.25	$5.23	$6.66
Diluted	$1.06	$2.11	$5.01	$6.29

Options to purchase 0.2 million and 12 thousand shares of common stock were outstanding during the three and nine months ended September 30, 2022 and 2021, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 11. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on each of April 27, 2017 and May 20, 2021, the stockholders of the Company re-approved the 2015 Plan, as amended and restated on each respective date. As of September 30, 2022, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 2.6 million shares (such amount reflecting an increase of 1.05 million additional or “new” shares in connection with the May 20, 2021 re-approval of the 2015 Plan) plus (ii) any shares remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, plus (iii) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. As of the effective date of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of September 30, 2022, there were 0.9 million shares available for grant under the 2015 Plan.

For the three months ended September 30, 2022 and 2021, the Company recorded share-based compensation expense of $3.3 million and $1.8 million, respectively. The Company recorded $8.1 million and $5.3 million in share-based compensation for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, unrecognized share-based compensation expense to be recognized over future periods approximated $14.4 million. This amount will be recognized as expense over a weighted-average period of 1.7 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	589	$22.50
Granted	—	—
Exercised	(61)	17.60
Forfeited	—	—
Expired	(1)	17.08
Options outstanding at September 30, 2022	527	$23.07	6.1	$2,975
Options exercisable at September 30, 2022	383	$21.74	5.4	$2,543

The following table provides additional stock option information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2022	2021	2022	2021
Weighted-average grant date fair value per share	$—	$—	$—	$10.52
Intrinsic value of options exercised	$—	$2,634	$2,142	$10,026
Fair value of stock options that vested	$8	$8	$8	$8

Performance restricted stock units: Compensation expense for PRSUs is based on the fair value of the award estimated on the grant date using the Monte Carlo valuation model. The following are the weighted-average assumptions for the PRSU grants during the periods indicated below:

	Nine Months Ended September 30,
	2022	2021
Expected volatility	39.24%	—
Expected dividends	—	—
Risk-free rate	1.05%	—
Discount for post-vesting restrictions	11.93%	—

The following table summarizes PRSU activity during the nine months ended September 30, 2022:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2022	—	$—
Granted	70	52.07
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at September 30, 2022	70	$52.07

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per unit amounts	2022	2021	2022	2021
Weighted-average grant date fair value per unit	$—	$—	$52.07	$—
Fair value of PRSUs that vested	$—	$—	$—	$—

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the nine months ended September 30, 2022:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2022	129	$22.84
Granted (target)	—	—
Achieved performance adjustment	—	—
Vested	(19)	27.89
Forfeited	(2)	27.89
Non-vested units at September 30, 2022	108	$21.87

The following table provides additional RSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per unit amounts	2022	2021	2022	2021
Weighted-average grant date fair value per unit	$—	$—	$—	$30.22
Fair value of RSUs that vested	$—	$—	$513	$1,199

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

The following table summarizes RSA activity during the nine months ended September 30, 2022:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2022	219	$30.32
Granted	207	40.90
Vested	(34)	43.61
Forfeited	(5)	33.57
Non-vested shares at September 30, 2022	387	$34.76

The following table provides additional RSA information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2022	2021	2022	2021
Weighted-average grant date fair value per share	$37.93	$53.61	$40.90	$33.19
Fair value of RSAs that vested	$338	$179	$1,501	$1,231

Note 12. Commitments and Contingencies

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

Note 13. Subsequent Events

Quarterly cash dividend: In November 2022, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on December 14, 2022 to shareholders of record at the close of business on November 23, 2022. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

RMIT 2022-2B Securitization: In October 2022, the Company, its wholly-owned SPE, RMR III, and its indirect wholly-owned SPE, Regional Management Issuance Trust 2022-2B (“RMIT 2022-2B”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate, asset-backed notes by RMIT 2022-2B. The asset-backed notes were secured by finance receivables and other related assets that RMR III purchased from the Company and have a revolving period ending in October 2024, with a final maturity date in November 2031. RMR III sold two classes of the asset-backed notes and transferred them to RMIT 2022-2B. Borrowings under the sold notes bear interest, payable monthly, at a weighted-average rate of 7.51%. The remaining class of the fixed-rate, asset-backed notes was retained by RMR III on the closing date but may be sold in whole or in part.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (which was filed with the SEC on March 4, 2022), our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 (which was filed with the SEC on May 6, 2022), our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 (which was filed with the SEC on August 5, 2022), and this Quarterly Report on Form 10-Q. The macroeconomic environment, including the COVID-19 pandemic, may also magnify many of these risks and uncertainties. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of September 30, 2022, we operate under the name “Regional Finance” in 338 branch locations in 17 states across the United States, serving 505,700 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, retailers, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network. This provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include small, large, and retail installment loans:

•

Small Loans (≤$2,500) – As of September 30, 2022, we had 292.0 thousand small installment loans outstanding, representing $480.2 million in net finance receivables. This included 156.2 thousand small loan convenience checks, representing $223.4 million in net finance receivables.

•

Large Loans (>$2,500) – As of September 30, 2022, we had 207.9 thousand large installment loans outstanding, representing $1.1 billion in net finance receivables. This included 25.2 thousand large loan convenience checks, representing $81.7 million in net finance receivables.

•	Retail Loans – As of September 30, 2022, we had 5.8 thousand retail purchase loans outstanding, representing $10.9 million in net finance receivables.
•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Small and large installment loans are our core products and will be the drivers of future growth. In September 2022, we made the decision to discontinue our retail loan product offering, effective as of November 2022, to focus on growing our core loan portfolio. We will continue to own and service our existing portfolio of retail loans. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

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

The COVID-19 pandemic has resulted in economic disruption and uncertainty. At the beginning of the pandemic, during the second quarter of 2020, we experienced a decrease in demand. Since that time, our loan growth has steadily increased. Our net finance receivables were $1.6 billion at September 30, 2022, $293.4 million higher than at September 30, 2021. However, future consumer demand remains subject to the uncertainty surrounding the duration and nature of the pandemic going forward. The extent to which the pandemic will ultimately impact our business and financial condition will depend on future events that are difficult to forecast, including, but not limited to, the number and severity of variant strains of the virus and waves of outbreak, the success of actions taken to contain, treat, and prevent the spread of the virus, and the speed at which normal economic and operating conditions return and are sustained.

Current inflationary pressures and rising interest rates have created economic uncertainty and diminished consumer confidence. Recent geopolitical events outside of the U.S. have also contributed to volatility in U.S. markets. As inflation accelerated and geopolitical stability began to deteriorate in the fourth quarter of 2021, we began to proactively tighten our credit models. We have principally focused on tightening certain higher-risk, higher-rate customer segments that have been particularly adversely impacted by a more challenging economic environment. Earlier this year, we eliminated one higher-risk, higher-rate digital affiliate and two higher-risk, higher-rate segments within our direct mail program. Loans originated through the eliminated affiliate and direct mail segments contributed 30 basis points to our contractual delinquency rate as of September 30, 2022, and 60 basis points to our net credit loss rate in the third quarter, despite only representing 1.9% of our total portfolio as of quarter-end. Our remaining portfolio continues to perform well considering the current environment, with delinquency and net credit loss rates just above pre-pandemic levels.

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

Our allowance for credit losses was 11.2% of net finance receivables as of September 30, 2022, and held $19.0 million of reserves associated with estimated future macroeconomic impacts on credit losses. Our contractual delinquency as a percentage of net finance receivables was 7.2% as of September 30, 2022, up from 4.7% as of September 30, 2021, and up from the pre-pandemic level of 6.5% as of September 30, 2019. Going forward, we may experience changes to the macroeconomic assumptions within our forecast and changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of September 30, 2022, we had $181.2 million of available liquidity, comprised of unrestricted cash on hand, immediate availability to draw down cash from our revolving credit facilities, and immediate availability to draw down on our warehouse credit facilities. In addition, we had $565.0 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of September 30, 2022. We believe our liquidity position provides substantial runway to fund our growth initiatives and to support the fundamental operations of our business.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate. Average net finance receivables were $1.5 billion for the first nine months of 2022 and $1.2 billion for the prior-year period. We source our loans through our branches, direct mail program, retail partners, digital partners, and our consumer website. Our loans are made almost exclusively in geographic markets served by our network of branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers that we are able to serve. We grew our state footprint from 13 to 17 states during the nine months ended September 30, 2022, opening our first branches in Mississippi, Indiana, California, and Louisiana. We plan expansion into one or two new states over the next four months. We continue to assess our legacy branch network for clear opportunities to consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service. We plan to add additional branches in new and existing states where it is favorable for us to conduct business.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, we had purchased interest rate cap contracts. See Note 5, “Interest Rate Caps” of the Notes to the Consolidated Financial Statements in Part 1, Item 1, “Financial Statements,” for additional information on the Company’s interest rate caps.

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

As reinsurer, we maintain reserves for life insurance claims in an amount determined by the unaffiliated insurance company. As of September 30, 2022, the restricted cash balance for these reserves was $1.4 million. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, fees for extending the due date of a loan, returned check charges, commissions earned from the sale of an auto club product, and interest and investment income from restricted cash are included in other income.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	3Q 22		3Q 21		YTD 22		YTD 21
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$116,020	29.6%	$99,355	32.0%	$333,422	29.8%	$275,427	31.6%
Insurance income, net	11,987	3.1%	9,418	3.0%	32,751	2.9%	26,059	3.0%
Other income	3,445	0.9%	2,687	0.9%	8,998	0.8%	7,381	0.8%
Total revenue	131,452	33.6%	111,460	35.9%	375,171	33.5%	308,867	35.4%
Expenses
Provision for credit losses	48,071	12.3%	26,096	8.4%	124,329	11.1%	58,007	6.6%

Personnel	36,979	9.4%	29,299	9.4%	106,574	9.5%	86,520	9.9%
Occupancy	5,848	1.5%	6,027	1.9%	17,812	1.6%	17,615	2.0%
Marketing	3,940	1.0%	2,488	0.8%	11,139	1.0%	9,974	1.1%
Other	11,397	3.0%	9,936	3.3%	31,860	2.9%	25,873	3.0%
Total general and administrative	58,164	14.9%	47,750	15.4%	167,385	15.0%	139,982	16.0%

Interest expense	11,863	3.0%	8,816	2.8%	19,368	1.7%	23,752	2.8%
Income before income taxes	13,354	3.4%	28,798	9.3%	64,089	5.7%	87,126	10.0%
Income taxes	3,286	0.8%	6,577	2.1%	15,256	1.3%	19,217	2.2%
Net income	$10,068	2.6%	$22,221	7.2%	$48,833	4.4%	$67,909	7.8%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	3Q 21	4Q 21	1Q 22	2Q 22	3Q 22	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$99,355	$107,117	$107,631	$109,771	$116,020	$6,249	$16,665
Insurance income, net	9,418	9,423	10,544	10,220	11,987	1,767	2,569
Other income	2,687	2,944	2,673	2,880	3,445	565	758
Total revenue	111,460	119,484	120,848	122,871	131,452	8,581	19,992
Expenses
Provision for credit losses	26,096	31,008	30,858	45,400	48,071	(2,671)	(21,975)

Personnel	29,299	33,313	35,654	33,941	36,979	(3,038)	(7,680)
Occupancy	6,027	6,511	5,808	6,156	5,848	308	179
Marketing	2,488	4,431	3,091	4,108	3,940	168	(1,452)
Other	9,936	11,277	10,547	9,916	11,397	(1,481)	(1,461)
Total general and administrative	47,750	55,532	55,100	54,121	58,164	(4,043)	(10,414)

Interest expense	8,816	7,597	(59)	7,564	11,863	(4,299)	(3,047)
Income before income taxes	28,798	25,347	34,949	15,786	13,354	(2,432)	(15,444)
Income taxes	6,577	4,569	8,166	3,804	3,286	518	3,291
Net income	$22,221	$20,778	$26,783	$11,982	$10,068	$(1,914)	$(12,153)
Net income per common share:
Basic	$2.25	$2.18	$2.81	$1.29	$1.09	$(0.20)	$(1.16)
Diluted	$2.11	$2.04	$2.67	$1.24	$1.06	$(0.18)	$(1.05)
Weighted-average shares outstanding:
Basic	9,861	9,545	9,533	9,261	9,195	66	666
Diluted	10,544	10,177	10,022	9,669	9,526	143	1,018

	Balance Sheet Quarterly Trend
Dollars in thousands	3Q 21	4Q 21	1Q 22	2Q 22	3Q 22	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,313,558	$1,459,662	$1,497,671	$1,547,944	$1,606,550	$58,606	$292,992
Net finance receivables	$1,314,233	$1,426,257	$1,446,071	$1,525,659	$1,607,598	$81,939	$293,365
Allowance for credit losses	$150,100	$159,300	$158,800	$167,500	$179,800	$12,300	$29,700
Debt	$978,803	$1,107,953	$1,134,377	$1,194,570	$1,241,039	$46,469	$262,236

	Other Key Metrics Quarterly Trend
	3Q 21	4Q 21	1Q 22	2Q 22	3Q 22	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	32.0%	31.4%	30.0%	29.8%	29.6%	(0.2)%	(2.4)%
Efficiency ratio (1)	42.8%	46.5%	45.6%	44.0%	44.2%	0.2%	1.4%
Operating expense ratio (2)	15.4%	16.3%	15.4%	14.7%	14.9%	0.2%	(0.5)%
30+ contractual delinquency	4.7%	6.0%	5.7%	6.2%	7.2%	1.0%	2.5%
Net credit loss ratio (3)	5.0%	6.4%	8.7%	10.0%	9.1%	(0.9)%	4.1%
Book value per share	$27.73	$28.89	$30.47	$31.15	$32.18	$1.03	$4.45

(1) Annualized general and administrative expenses as a percentage of total revenue

(2) Annualized general and administrative expenses as a percentage of average net finance receivables

(3) Annualized net credit losses as a percentage of average net finance receivables

Comparison of September 30, 2022, Versus September 30, 2021

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $60.6 million, or 14.4%, to $480.2 million at September 30, 2022, from $419.6 million at September 30, 2021. The increase was due to new growth initiatives, improved customer loan demand, and increased marketing, partially offset by the transition of small loan customers to large loans.

•

Large Loans (>$2,500) – Large loans outstanding increased by $232.2 million, or 26.3%, to $1.1 billion at September 30, 2022, from $884.3 million at September 30, 2021. The increase was due to new growth initiatives, improved customer loan demand, increased marketing, and the transition of small loan customers to large loans.

•

Retail Loans – Retail loans outstanding increased $0.6 million, or 5.6%, to $10.9 million at September 30, 2022, from $10.4 million at September 30, 2021. We will cease originating retail loans as of November 2022 to focus on growing our core loan portfolio.

	Net Finance Receivables by Product
Dollars in thousands	3Q 22	3Q 21	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$480,199	$419,602	$60,597	14.4%
Large loans	1,116,455	884,271	232,184	26.3%
Retail loans	10,944	10,360	584	5.6%
Total net finance receivables	$1,607,598	$1,314,233	$293,365	22.3%
Number of branches at period end	338	372	(34)	(9.1)%
Net finance receivables per branch	$4,756	$3,533	$1,223	34.6%

Comparison of the Three Months Ended September 30, 2022, Versus the Three Months Ended September 30, 2021

Net Income. Net income decreased $12.2 million, or 54.7%, to $10.1 million during the three months ended September 30, 2022, from $22.2 million during the prior-year period. The decrease was due to an increase in provision for credit losses of $22.0 million, an increase in general and administrative expenses of $10.4 million, and an increase in interest expense of $3.0 million, offset by an increase in revenue of $20.0 million and a decrease in income taxes of $3.3 million.

Revenue. Total revenue increased $20.0 million, or 17.9%, to $131.5 million during the three months ended September 30, 2022, from $111.5 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $16.7 million, or 16.8%, to $116.0 million during the three months ended September 30, 2022, from $99.4 million during the prior-year period. The increase was primarily due to a 26.1% increase in average net finance receivables, partially offset by a 2.4% decrease in annualized average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Three Months Ended			Average Yields for the Three Months Ended (1)
Dollars in thousands	3Q 22	3Q 21	YoY % Inc (Dec)	3Q 22	3Q 21	YoY % Inc (Dec)
Small loans	$466,087	$394,888	18.0%	35.5%	38.9%	(3.4)%
Large loans	1,089,225	836,506	30.2%	27.2%	28.9%	(1.7)%
Retail loans	10,935	10,291	6.3%	18.5%	18.8%	(0.3)%
Total interest and fee yield	$1,566,247	$1,241,685	26.1%	29.6%	32.0%	(2.4)%

(1) Annualized interest and fee income as a percentage of average net finance receivables.

Small and large loan yields decreased 3.4% and 1.7%, respectively, compared to the prior-year period primarily due to normalization of credit performance across the portfolio and our portfolio composition shift toward higher credit quality customers with lower interest rates.

Total originations decreased to $418.7 million during the three months ended September 30, 2022, from $420.7 million during the prior-year period. Quarterly origination volume was comparable to the prior-year period, despite recent credit tightening actions and the re-allocation of labor to collections, both of which impacted origination levels in the quarter. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Three Months Ended
Dollars in thousands	3Q 22	3Q 21	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$173,269	$173,390	$(121)	(0.1)%
Large loans	243,259	245,062	(1,803)	(0.7)%
Retail loans	2,145	2,206	(61)	(2.8)%
Total loans originated	$418,673	$420,658	$(1,985)	(0.5)%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 3Q 22 Compared to 3Q 21 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Small loans	$6,930	$(3,360)	$(606)	$2,964
Large loans	18,259	(3,518)	(1,063)	13,678
Retail loans	30	(7)	—	23
Product mix	751	(492)	(259)	—
Total increase in interest and fee income	$25,970	$(7,377)	$(1,928)	$16,665

The $16.7 million year-over-year increase in interest and fee income during the three months ended September 30, 2022, was primarily driven by growth of our average net finance receivables. This increase was partially offset by normalization of credit performance across the portfolio, the intended product mix shift toward large loans, and the portfolio composition shift toward higher credit quality customers with lower interest rates.

Insurance Income, Net. Insurance income, net increased $2.6 million, or 27.3%, to $12.0 million during the three months ended September 30, 2022, from $9.4 million during the prior-year period. During both the three months ended September 30, 2022 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the three months ended September 30, 2022 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Three Months Ended
Dollars in thousands	3Q 22	3Q 21	YoY $ B(W)	YoY % B(W)
Earned premiums	$15,513	$13,902	$1,611	11.6%
Claims, reserves, and certain direct expenses	(3,526)	(4,484)	958	21.4%
Insurance income, net	$11,987	$9,418	$2,569	27.3%

Earned premiums increased by $1.6 million and claims, reserves, and certain direct expenses decreased by $1.0 million, in each case compared to the prior-year period. The increase in earned premiums was primarily due to portfolio growth. The decrease in claims, reserves, and certain direct expenses was primarily due to a decrease in reserves for expected insurance claims during the three months ended September 30, 2022, compared to the prior-year period.

Other Income. Other income increased $0.8 million, or 28.2%, to $3.4 million during the three months ended September 30, 2022, from $2.7 million during the prior-year period, primarily due to an increase in interest income from cash reserves of $0.6 million and late charges of $0.5 million, offset by a decrease in sales of our auto club product of $0.3 million.

Provision for Credit Losses. Our provision for credit losses increased $22.0 million, or 84.2%, to $48.1 million during the three months ended September 30, 2022, from $26.1 million during the prior-year period. The increase was due to an increase of $20.4 million in net credit losses and an increase of $1.6 million in the allowance for credit losses, respectively, in each case compared to the prior-year period. Inflation, particularly high gas and food prices, continued to impact our customers in the third quarter. Certain segments of our higher-risk, higher-rate customers have been particularly adversely impacted by inflation. Earlier this year, we eliminated one higher-risk, higher-rate digital affiliate and two higher-risk, higher-rate segments within our direct mail program. Loans originated through the eliminated affiliate and direct mail segments contributed 30 basis points to our contractual delinquency rate as of September 30, 2022 and 60 basis points to our net credit loss rate in the third quarter, despite only representing 1.9% of our total portfolio as of quarter-end. Our remaining portfolio continues to perform well considering the current environment, with delinquency and net credit loss rates just above pre-pandemic levels. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	Allowance for Credit Losses for the Three Months Ended
Dollars in thousands	3Q 22	3Q 21
Beginning balance	$167,500	$139,400
Macroeconomic reserve build (release)	4,100	(2,000)
General reserve build due to portfolio change	8,200	12,700
Ending balance	$179,800	$150,100
Allowance for credit losses as a percentage of net finance receivables	11.2%	11.4%

As of September 30, 2022, our allowance for credit losses included a $19.0 million reserve associated with estimated future macroeconomic impacts on credit losses. During the three months ended September 30, 2022, and the prior-year period, the allowance for credit losses included a build of $12.3 million and a build of $10.7 million, respectively. The allowance for credit losses as a percentage of finance receivables decreased to 11.2% as of September 30, 2022, from 11.4% as of the prior-year period.

Net Credit Losses. Net credit losses increased $20.4 million, or 132.3%, to $35.8 million during the three months ended September 30, 2022, from $15.4 million during the prior-year period. The increase was primarily due to higher average net finance receivables, credit normalization, and the impact of inflation on our customers. Annualized net credit losses as a percentage of average net finance receivables were 9.1% during the three months ended September 30, 2022, compared to 5.0% during the prior-year period. The three months ended September 30, 2022 included a 0.6% impact from one higher-risk, higher-rate digital affiliate and two higher-risk, higher-rate segments within our direct mail program that have been particularly adversely impacted by inflation.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables continued to normalize, increasing to 7.2% as of September 30, 2022, from 4.7% in the prior-year period. Contractual delinquency as a percentage of net finance receivables as of September 30, 2022 included a 0.3% impact from one higher-risk, higher-rate digital affiliate and two higher-risk, higher-rate segments within our direct mail program that have been particularly adversely impacted by inflation.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	3Q 22		3Q 21
Current	$1,356,134	84.4%	$1,156,475	88.0%
1 to 29 days past due	135,468	8.4%	96,477	7.3%
Delinquent accounts:
30 to 59 days	32,295	2.0%	20,162	1.6%
60 to 89 days	25,375	1.6%	15,075	1.1%
90 to 119 days	21,720	1.3%	11,202	0.9%
120 to 149 days	17,503	1.1%	8,176	0.6%
150 to 179 days	19,103	1.2%	6,666	0.5%
Total contractual delinquency	$115,996	7.2%	$61,281	4.7%
Total net finance receivables	$1,607,598	100.0%	$1,314,233	100.0%

	Contractual Delinquency by Product
Dollars in thousands	3Q 22		3Q 21
Small loans	$49,906	10.4%	$27,928	6.7%
Large loans	64,922	5.8%	32,666	3.7%
Retail loans	1,168	10.7%	687	6.6%
Total contractual delinquency	$115,996	7.2%	$61,281	4.7%

General and Administrative Expenses. Our general and administrative expenses increased $10.4 million, or 21.8%, to $58.2 million during the three months ended September 30, 2022, from $47.8 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $7.7 million, or 26.2%, to $37.0 million during the three months ended September 30, 2022, from $29.3 million during the prior-year period. Labor expenses and incentive costs increased $6.7 million and $1.7 million, respectively, compared to the prior-year period. Additionally, the three months ended September 30, 2022 included costs associated with discontinuing our retail loan product of $0.1 million. Capitalized loan origination costs, which reduce personnel expenses, increased by $0.3 million compared to the prior-year period. The three months ended September 30, 2021 included branch optimization costs of $0.3 million.

Occupancy. Occupancy expenses decreased $0.2 million, or 3.0%, to $5.8 million during the three months ended September 30, 2022, from $6.0 million during the prior-year period. The three months ended September 30, 2021 included branch optimization costs of $0.5 million. The three months ended September 30, 2022 included the acceleration of lease expense associated with relocating our Texas office of $0.2 million.

Marketing. Marketing expenses increased $1.5 million, or 58.4%, to $3.9 million during the three months ended September 30, 2022, from $2.5 million during the prior-year period. The increase was primarily due to incremental deferrals associated with digital loan origination costs during the three months ended September 30, 2021.

Other Expenses. Other expenses increased $1.5 million, or 14.7%, to $11.4 million during the three months ended September 30, 2022, from $9.9 million during the prior-year period. The increase was primarily due to an increase in our investment in digital and technological capabilities of $0.6 million, costs associated with discontinuing our retail loan product of $0.3 million, and an increase in travel expenses of $0.4 million, compared to the prior-year period. Additionally, we often experience increases in other expenses including electronic payment processing costs, bank service charges, and credit bureau charges as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our annualized operating expense ratio decreased by 0.5% to 14.9% during the three months ended September 30, 2022 from 15.4% during the prior-year period. Our operating expense ratio has declined as we have grown our loan portfolio and controlled expense growth. The three months ended September 30, 2022 included costs associated with discontinuing our retail loan product of $0.4 million and the acceleration of lease expense associated with relocating our Texas office of $0.2 million, the sum of which increased the ratio by 0.2%. The prior-year period included a ratio decrease of 0.5% related to incremental deferrals associated with digital loan costs of $1.5 million, partially offset by a ratio increase of 0.2% related to branch optimization expenses of $0.7 million.

Interest Expense. Interest expense increased $3.0 million, or 34.6%, to $11.9 million during the three months ended September 30, 2022, from $8.8 million during the prior-year period. The increase was primarily due to an increase in the average balance of our debt facilities on portfolio growth. The average balance of our debt facilities increased to $1.2 billion during the three months ended September 30, 2022, from $904.4 million during the prior-year period. The annualized average cost of debt increased by 0.03% to 3.93% during the three months ended September 30, 2022, from 3.90% as of the prior-year period.

Income Taxes. Income taxes decreased $3.3 million, or 50.0%, to $3.3 million during the three months ended September 30, 2022, from $6.6 million during the prior-year period. The decrease was primarily due to a $15.4 million decrease in income before income taxes compared to the prior-year period. Our effective tax rates were 24.6% and 22.8% for the three months ended September 30, 2022 and the prior-year period, respectively.

Comparison of the Nine Months Ended September 30, 2022, Versus the Nine Months Ended September 30, 2021

Net Income. Net income decreased $19.1 million, or 28.1%, to $48.8 million during the nine months ended September 30, 2022, from $67.9 million during the prior-year period. The decrease was due to an increase in provision for credit losses of $66.3 million, and an increase in general and administrative expenses of $27.4 million, offset by an increase in revenue of $66.3 million, a decrease in interest expense of $4.4 million, and a decrease in income tax of $4.0 million.

Revenue. Total revenue increased $66.3 million, or 21.5%, to $375.2 million during the nine months ended September 30, 2022, from $308.9 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $58.0 million, or 21.1%, to $333.4 million during the nine months ended September 30, 2022, from $275.4 million during the prior-year period. The increase was primarily due to a 28.2% increase in average net finance receivables, partially offset by a 1.8% decrease in annualized average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Nine Months Ended			Average Yields for the Nine Months Ended (1)
Dollars in thousands	YTD 22	YTD 21	YoY % Inc (Dec)	YTD 22	YTD 21	YoY % Inc (Dec)
Small loans	$448,175	$383,208	17.0%	35.8%	38.2%	(2.4)%
Large loans	1,032,273	768,803	34.3%	27.4%	28.4%	(1.0)%
Retail loans	10,796	11,537	(6.4)%	18.4%	18.2%	0.2%
Total interest and fee yield	$1,491,244	$1,163,548	28.2%	29.8%	31.6%	(1.8)%

(1) Annualized interest and fee income as a percentage of average net finance receivables.

Small loan and large loan yields decreased 2.4% and 1.0%, respectively, compared to the prior-year period primarily due to normalization of credit performance across the portfolio and our portfolio composition shift toward higher credit quality customers with lower interest rates.

Total originations increased to $1.2 billion during the nine months ended September 30, 2022, from $1.0 billion during the prior-year period. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Nine Months Ended
Dollars in thousands	YTD 22	YTD 21	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$481,644	$426,715	$54,929	12.9%
Large loans	682,110	600,871	81,239	13.5%
Retail loans	7,206	5,645	1,561	27.7%
Total loans originated	$1,170,960	$1,033,231	$137,729	13.3%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD 22 Compared to YTD 21 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Small loans	$18,632	$(7,131)	$(1,210)	$10,291
Large loans	56,186	(6,250)	(2,142)	47,794
Retail loans	(101)	12	(1)	(90)
Product mix	2,853	(1,904)	(949)	—
Total increase in interest and fee income	$77,570	$(15,273)	$(4,302)	$57,995

The $58.0 million increase in interest and fee income during the nine months ended September 30, 2022, from the prior-year period was driven by growth in our average net finance receivables. This increase was partially offset by normalization of credit performance across the portfolio, the intended product mix shift toward large loans, and the portfolio composition shift toward higher credit quality customers with lower interest rates.

Insurance Income, Net. Insurance income, net increased $6.7 million, or 25.7%, to $32.8 million during the nine months ended September 30, 2022, from $26.1 million during the prior-year period. During both the nine months ended September 30, 2022 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the nine months ended September 30, 2022 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Nine Months Ended
Dollars in thousands	YTD 22	YTD 21	YoY $ B(W)	YoY % B(W)
Earned premiums	$45,096	$38,376	$6,720	17.5%
Claims, reserves, and certain direct expenses	(12,345)	(12,317)	(28)	(0.2)%
Insurance income, net	$32,751	$26,059	$6,692	25.7%

Earned premiums increased by $6.7 million and claims, reserves, and certain direct expenses remained consistent, in each case compared to the prior-year period. The increase in earned premiums was primarily due to portfolio growth during the nine months ended September 30, 2022.

Other Income. Other income increased $1.6 million, or 21.9%, to $9.0 million during the nine months ended September 30, 2022, from $7.4 million during the prior-year period, primarily due to an increase in late charges associated with portfolio growth of $1.2 million and interest income from cash reserves of $0.7 million, offset by a decrease in sales of our auto club product of $0.5 million.

Provision for Credit Losses. Our provision for credit losses increased $66.3 million, or 114.3%, to $124.3 million during the nine months ended September 30, 2022, from $58.0 million during the prior-year period. The increase was due to an increase of $20.4 million and $45.9 million in the allowance for credit losses and net credit losses, respectively, in each case compared to the prior-year period. Inflation, particularly high gas and food prices, continued to impact our customers in the third quarter. Certain segments of our higher-risk, higher-rate customers have been particularly adversely impacted by inflation. Earlier this year, we eliminated one higher-risk, higher-rate digital affiliate and two higher-risk, higher-rate segments within our direct mail program. Loans originated through the eliminated affiliate and direct mail segments contributed 30 basis points to our contractual delinquency rate as of September 30, 2022, and 60 basis points to our net credit loss rate during the nine months ended September 30, 2022, despite only representing 1.9% of our total portfolio as of quarter-end. Our remaining portfolio continues to perform well considering the current environment, with delinquency and net credit loss rates just above pre-pandemic levels. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	Allowance for Credit Losses for the Nine Months Ended
Dollars in thousands	YTD 22	YTD 21
Beginning balance	$159,300	$150,000
Macroeconomic reserve build (release)	2,000	(14,900)
General reserve build due to portfolio change	18,500	15,000
Ending balance	$179,800	$150,100
Allowance for credit losses as a percentage of net finance receivables	11.2%	11.4%

As of September 30, 2022 our allowance for credit losses included $19.0 million of reserves associated with estimated future macroeconomic impacts on credit losses. During the nine months ended September 30, 2022 and 2021, the allowance for credit losses included a build of $20.5 million and $0.1 million, respectively. The allowance for credit losses as a percentage of finance receivables decreased to 11.2% as of September 30, 2022, from 11.4% as of the prior-year period.

Net Credit Losses. Net credit losses increased $45.9 million, or 79.3%, to $103.8 million during the nine months ended September 30, 2022, from $57.9 million during the prior-year period. The increase was primarily due to higher average net finance receivables, credit normalization, and the impact of inflation on our customers. Annualized net credit losses as a percentage of average net finance receivables were 9.3% during the nine months ended September 30, 2022, compared to 6.6% during the prior-year period. The nine months ended September 30, 2022 included a 0.6% impact from one higher-risk, higher-rate digital affiliate and two higher-risk, higher-rate segments within our direct mail program that have been particularly adversely impacted by inflation.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables continued to normalize, increasing to 7.2% as of September 30, 2022, from 4.7% in the prior-year period. Contractual delinquency as a percentage of net finance receivables as of September 30, 2022 included a 0.3% impact from one higher-risk, higher-rate digital affiliate and two higher-risk, higher-rate segments within our direct mail program that have been particularly adversely impacted by inflation.

General and Administrative Expenses. Our general and administrative expenses increased $27.4 million, or 19.6%, to $167.4 million during the nine months ended September 30, 2022, from $140.0 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $20.1 million, or 23.2%, to $106.6 million during the nine months ended September 30, 2022, from $86.5 million during the prior-year period. Labor expenses and incentive costs increased $18.8 million and $3.6 million, respectively, compared to the prior-year period. Capitalized loan origination costs, which reduce personnel expenses, increased by $1.9 million compared to the prior-year period due to an increase in loans originated.

Occupancy. Occupancy expenses increased $0.2 million, or 1.1%, to $17.8 million during the nine months ended September 30, 2022, from $17.6 million during the prior-year period. The increase was primarily due to costs related to our branch optimization initiatives of $0.3 million and the acceleration of lease expense associated with relocating our Texas office of $0.2 million, offset by lower COVID-19 enhanced sanitation efforts of $0.3 million.

Marketing. Marketing expenses increased $1.2 million, or 11.7%, to $11.1 million during the nine months ended September 30, 2022, from $10.0 million during the prior-year period. The increase was primarily due to higher digital loan origination costs of $0.8 million and increased activity in our direct mail campaigns of $0.5 million to support growth.

Other Expenses. Other expenses increased $6.0 million, or 23.1%, to $31.9 million during the nine months ended September 30, 2022, from $25.9 million during the prior-year period. The increase was primarily due to an increase in our investment in digital and technological capabilities of $1.6 million, an increase in travel expenses of $0.8 million, an increase in professional services of $0.6 million, and costs associated with discontinuing our retail loan product of $0.3 million. Additionally, we often experience increases in other expenses including electronic payment processing costs, bank service charges, and credit bureau charges as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our annualized operating expense ratio decreased by 1.0% to 15.0% during the nine months ended September 30, 2022 from 16.0% during the prior-year period. Our operating expense ratio has declined as we have grown our loan portfolio and controlled expense growth. The nine months ended September 30, 2022 included branch optimization expenses of $1.0 million, costs for discontinuing the retail loan product of $0.4 million, and the acceleration of lease expense associated with relocating our Texas office of $0.2 million, the sum of which increased the ratio 0.2%. The prior-year period included branch optimization of $0.7 million which increased the ratio 0.1%.

Interest Expense. Interest expense decreased $4.4 million, or 18.5%, to $19.4 million during the nine months ended September 30, 2022, from $23.8 million during the prior-year period. The decrease was primarily due to a decrease in our average cost of debt, partially offset by an increase in the average balance of our debt facilities. The annualized average cost of debt decreased 1.63% to 2.25% during the nine months ended September 30, 2022, from 3.88% as of the prior-year period, primarily driven by a $12.6 million increase in the fair value of our interest rate caps. The average balance of our debt facilities increased to $1.1 billion during the nine months ended September 30, 2022, from $817.0 million during the prior-year period.

Income Taxes. Income taxes decreased $4.0 million, or 20.6%, to $15.3 million during the nine months ended September 30, 2022, from $19.2 million during the prior-year period. The decrease was primarily due to a $23.0 million decrease in income before income taxes compared to the prior-year period. Our effective tax rates were 23.8% and 22.1% for the nine months ended September 30, 2022 and the prior-year period, respectively. The effective tax rate for the prior-year period was impacted by discrete tax benefits from the exercise and vesting of share-based awards and amended state tax returns.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of September 30, 2022, we had a funded debt-to-equity ratio (debt divided by total stockholders’ equity) of 4.0 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 19.2%.

Cash and cash equivalents decreased to $3.1 million as of September 30, 2022, from $10.5 million as of the prior year-end. As of September 30, 2022 and the prior year-end, we had $178.1 million and $199.2 million, respectively, of immediate availability to draw down cash from our revolving credit facilities. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $565.0 million and $556.8 million as of September 30, 2022, and the prior year-end, respectively. Our total debt was $1.2 billion and $1.1 billion as of September 30, 2022, and the prior year-end, respectively.

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving period maturities of our securitizations and warehouse credit facilities (each as described below within “Financing Arrangements”) range from November 2022 to September 2026. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

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

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for the nine months ended September 30, 2022:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 22	February 9, 2022	February 23, 2022	March 16, 2022	$0.30
2Q 22	May 4, 2022	May 25, 2022	June 15, 2022	$0.30
3Q 22	August 3, 2022	August 24, 2022	September 15, 2022	$0.30
Total				$0.90

The Board declared and paid $8.9 million of cash dividends on our common stock during the nine months ended September 30, 2022. See Note 13, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding the declaration of a cash dividend following the end of the quarter.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2022 was $164.3 million, compared to $132.3 million provided by operating activities during the prior-year period, a net increase of $31.9 million. The increase was primarily due to the growth in our business described above, which produced an increase in net income, before provision for credit losses.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the nine months ended September 30, 2022 was $295.7 million, compared to $227.0 million used in investing activities during the prior-year period, a net increase in cash used of $68.7 million. The increase in cash used was primarily due to increased originations of finance receivables and purchase of restricted available-for-sale investments.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities during the nine months ended September 30, 2022 was $99.3 million, compared to $134.9 million provided by financing activities during the prior-year period, a net decrease of $35.7 million. The net decrease in cash provided was a result of a decrease in the net advances on debt instruments of $77.5 million, an increase in cash dividend of $1.4 million, offset by a decrease in the repurchase of common stock of $35.4 million, a decrease in taxes paid related to net share settlement of equity awards of $4.0 million, and a decrease in payments of debt issuance costs of $4.0 million.

Financing Arrangements.

Senior Revolving Credit Facility. In December 2021, we amended and restated our senior revolving credit facility to, among other things, decrease the availability under the facility from $640 million to $500 million and extend the maturity of the facility from September 2022 to September 2024. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible secured finance receivables. As of September 30, 2022, we had $148.1 million of immediate availability to draw down cash under the facility and held $3.1 million in unrestricted cash. Borrowings under the facility bore interest, payable monthly, at rates equal to one-month LIBOR, with a LIBOR floor of 0.50%, plus a 3.00% margin. The effective interest rate was 6.14% as of September 30, 2022. We pay an unused line fee of 0.50%.

In September 2022, the Company amended and restated its senior revolving credit facility to replace LIBOR as the benchmark rate for the calculation of interest with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a floor of not less than 0.50%.

Our debt under the senior revolving credit facility was $113.4 million as of September 30, 2022. In advance of its September 2024 maturity date, we intend to extend the maturity date of the amended and restated senior revolving credit facility or take other appropriate action to address repayment upon maturity. See Part II, Item 1A, “Risk Factors,” and the filings referenced therein for a discussion of risks related to our amended and restated senior revolving credit facility, including refinancing risk.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $100.0 million and $107.7 million as of September 30, 2022 and December 31, 2021, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation.

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

RMR II Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR II, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to, among other things, extend the date at which the facility converts to an amortizing loan and the termination date to March 2023 and March 2024, respectively, decrease the total facility from $125 million to $75 million, increase the cap on facility advances from 80% to 83% of eligible finance receivables, and increase the rate at which borrowings under the facility bore interest, payable monthly, at a rate equal to three-month LIBOR, with a LIBOR floor of 0.25%, plus a blended margin of 2.35% (2.15% prior to the April 2021 amendment). The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR II. As of September 30, 2022, we had $30.0 million of immediate availability to draw down cash under this facility. The effective interest rate was 6.10% as of September 30, 2022. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. As of September 30, 2022, our debt under the credit facility was $20.3 million.

In September 2022, the Company and its wholly-owned SPE, RMR II, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The three-month LIBOR was replaced on October 1, 2022 by three-month SOFR with a floor of 0.25%.

RMR IV Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR IV, entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility converts to an amortizing loan in April 2023 and terminates in April 2024. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables. Borrowings under the facility bore interest, payable monthly, at a rate equal to one-month LIBOR, plus a margin of 2.35%. The effective interest rate was 5.49% as of September 30, 2022. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. As of September 30, 2022, our debt under the credit facility was $37.1 million.

In September 2022, the Company and its wholly-owned SPE, RMR IV, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR IV to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a benchmark adjustment.

RMR V Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR V, entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. Following an amendment in September 2022, the facility converts to an amortizing loan in November 2022 and terminates in November 2023 (October 2022 and October 2023, respectively, prior to the September 2022 amendment). The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.20%. The effective interest rate was 5.28% as of September 30, 2022. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. As of September 30, 2022, our debt under the credit facility was $65.3 million.

RMIT 2020-1 Securitization. In September 2020, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2020-1, completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of September 30, 2022. Prior to maturity in October 2030, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period. As of September 30, 2022, our debt under the securitization was $180.2 million.

RMIT 2021-1 Securitization. In February 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-1, completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of September 30, 2022. Prior to maturity in March 2031, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period. As of September 30, 2022, our debt under the securitization was $248.9 million.

RMIT 2021-2 Securitization. In July 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-2, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of September 30, 2022. Prior to maturity in August 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period. As of September 30, 2022, our debt under the securitization was $200.2 million.

RMIT 2021-3 Securitization. In October 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-3, completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of September 30, 2022. Prior to maturity in October 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period. As of September 30, 2022, our debt under the securitization was $125.2 million.

RMIT 2022-1 Securitization. In February 2022, we, our wholly-owned SPE, RMR III, and our indirectly wholly-owned SPE, RMIT 2022-1, completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of September 30, 2022. Prior to maturity in March 2032, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period. As of September 30, 2022, our debt under the securitization was $250.4 million.

See Note 13, “Subsequent Events” of the Notes to the Consolidated Financial Statements in Part 1, Item 1, “Financial Statements,” for information regarding the completion of a private offering and sale of $200 million of asset backed notes following the end of the quarter.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of September 30, 2022, we were in compliance with all debt covenants.

Restricted Cash Reserve Accounts.

RMR II Revolving Warehouse Credit Facility. The credit agreement governing the RMR II revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of September 30, 2022, the warehouse facility cash reserve requirement totaled $0.6 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $4.2 million as of September 30, 2022.

RMR IV Revolving Warehouse Credit Facility. The credit agreement governing the RMR IV revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of September 30, 2022, the warehouse facility cash reserve requirement totaled $0.5 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $3.0 million as of September 30, 2022.

RMR V Revolving Warehouse Credit Facility. The credit agreement governing the RMR V revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of September 30, 2022, the warehouse facility cash reserve requirement totaled $0.8 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $6.1 million as of September 30, 2022.

RMIT 2020-1 Securitization. As required under the transaction documents governing the RMIT 2020-1 securitization, we deposited $1.9 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $13.2 million as of September 30, 2022.

RMIT 2021-1 Securitization. As required under the transaction documents governing the RMIT 2021-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $21.2 million as of September 30, 2022.

RMIT 2021-2 Securitization. As required under the transaction documents governing the RMIT 2021-2 securitization, we deposited $2.1 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $16.1 million as of September 30, 2022.

RMIT 2021-3 Securitization. As required under the transaction documents governing the RMIT 2021-3 securitization, we deposited $1.5 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $16.4 million as of September 30, 2022.

RMIT 2022-1 Securitization. As required under the transaction documents governing the RMIT 2022-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $20.0 million as of September 30, 2022.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. As of September 30, 2022, reserves for reinsurance were $21.6 million.

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

During 2020, management captured the potential impact of the COVID-19 pandemic as a component of its macroeconomic forecast, and we had reserved $33.4 million as of June 30, 2020. Overall improvements in the pandemic led us to release portions of that reserve gradually. As of September 30, 2022 and December 31, 2021, we had $19.0 million and $17.0 million in macroeconomic reserves inclusive of remaining effects of COVID-19, respectively. Potential macroeconomic changes have created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future credit losses from our loan portfolio.

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of September 30, 2022 by $0.9 million.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of September 30, 2022, the interest rates on 81.0% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and three revolving warehouse credit facilities. In September 2022, we amended and restated our senior, RMR II warehouse, and RMR IV warehouse revolving credit facilities, transitioning the benchmark rate for the calculation of interest with a forward-looking term rate from LIBOR to SOFR, effective on October 1, 2022. See Note 6, “Debt” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements” for information regarding the September 2022 amendments and transition of the benchmark rates following the end of the fiscal quarter. As of September 30, 2022, the balances and key terms of the credit facilities were as follows:

Revolving Credit Facility	Balance (in thousands)	Interest Payment Frequency	Rate Type	Floor	Margin	Effective Interest Rate
Senior	$113,448	Monthly	1-mo LIBOR	0.50%	3.00%	6.14%
RMR II Warehouse	20,290	Monthly	3-mo LIBOR	0.25%	2.35%	6.10%
RMR IV Warehouse	37,130	Monthly	1-mo LIBOR	—	2.35%	5.49%
RMR V Warehouse	65,273	Monthly	Conduit	—	2.20%	5.28%
Total	$236,141

We previously purchased interest rate caps to manage the risk associated with LIBOR-based borrowings. These interest rate caps were based on the one-month LIBOR and reimbursed us for the difference when the one-month LIBOR exceeded the strike rate.

In April 2022, we collateralized our interest rate caps. Subsequently, we sold our shorter-duration interest rate cap contracts with a fair value of $14.7 million. These sold interest rate caps had an aggregate notional principal amount of $450.0 million and maturity dates ranging from March 2023 through June 2024. In August 2022, we sold our remaining interest rate caps with a fair value of $5.0 million, having an aggregate notional principal amount of $100.0 million and maturing in 2026. As of September 30, 2022, we no longer maintained interest rate cap protection.

Based on the underlying rates and the outstanding balances as of September 30, 2022, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $2.4 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.1	Fifth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of September 7, 2022, among Regional Management Corp. as a borrower and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent.		8-K	001-35477	10.1	9/12/2022

10.2	Third Amendment to the Second Amended and Restated Credit Agreement, dated as of September 7, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables II, LLC, as borrower, the lenders from time to time party thereto, Credit Suisse AG, New York Branch, as administrative agent and as structuring and syndication agent, and Wells Fargo Bank, National Association, acting through its corporate trust services division, as account bank and backup servicer.		8-K	001-35477	10.2	9/12/2022

10.3	Amendment No. 3 to the Credit Agreement, dated as of September 7, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, Wells Fargo Bank, National Association, as agent and committed lender, and Wells Fargo Bank, National Association, as administrative agent.		8-K	001-35477	10.3	9/12/2022

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: November 4, 2022	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)