Form 10-K
period 2022-12-31
Regional Management Corp.
filed 2023-02-24
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $289,877,408 based upon the closing sale price as reported on the New York Stock Exchange. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.

As of February 22, 2023, there were 9,523,209 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

Regional Management Corp.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2022

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 1

Part I

ITEM 1.	BUSINESS.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of December 31, 2022, we operated under the name “Regional Finance” online and in branch locations in 18 states across the United States, serving 517,700 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our core products are small and large installment loans. As a complement to our loan products, we offer our customers optional payment and collateral protection insurance.

•

Small Loans – We offer small installment loans with cash proceeds to customers ranging from $500 to $2,500, with terms of up to 48 months. Our small loans are typically secured by non-essential household goods and/or, to a lesser extent, a lien on a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle. As of December 31, 2022, we had 287,000 small loans outstanding representing $481.6 million in finance receivables, or an average of approximately $1,700 per loan. In 2022, 2021, and 2020, interest and fee income from small loans contributed $160.4 million, $150.6 million, and $151.5 million, respectively, to our total revenue.

•

Large Loans – We offer large installment loans with cash proceeds to customers ranging from $2,501 to $25,000, with terms between 18 and 60 months. Our large loans are typically secured by non-essential household goods and/or a vehicle. As of December 31, 2022, we had 225,600 large loans outstanding representing $1.2 billion in finance receivables, or an average of approximately $5,400 per loan. In 2022, 2021, and 2020, interest and fee income from large loans contributed $288.5 million, $229.9 million, and $180.3 million, respectively, to our total revenue.

•

Optional Payment and Collateral Protection Insurance Products – We offer our customers optional payment and collateral protection insurance relating to our loan products, including credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. In 2022, 2021, and 2020, insurance income, net contributed $43.5 million, $35.5 million, and $28.3 million, respectively, to our total revenue.

Through November 2022, we also offered indirect retail installment loans of up to $7,500. We ceased offering indirect retail installment loans in November 2022 to focus on growing our core loan portfolio, but we continue to own and service the loans that we previously originated. As of December 31, 2022, we had 5,100 retail loans outstanding representing $9.6 million in finance receivables, or an average of approximately $1,900 per loan.

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

Notwithstanding that many lenders are unwilling to serve our customers, we believe that responsible, transparent, and fairly priced credit products should be made available to our customers. We exist to serve that purpose, and accordingly, we offer our customers access to credit through our affordable, easy-to-understand small and large loan products, which we price on fair terms in consideration of the associated credit risk and servicing costs.

The average annual percentage rate (“APR”) of our small loans originated in 2022 was 42.7%. Our large loans, which are reserved for higher credit quality customers who meet more stringent underwriting requirements than those applied to small loan applicants, had an average APR of 29.5% for loans originated in 2022. We believe that the rates on our products are significantly more attractive than many other credit options available to our customers, such as payday, pawn, and title loans, which often come

Regional Management Corp. | 2022 Annual Report on Form 10-K | 2

with APRs over 300%. Our loans are also safer and more favorably structured than loans offered by alternative financial service providers. We underwrite our loans based on an applicant’s ability to repay, whereas payday, pawn, and title loans are typically underwritten based on an ability to collect, either through access to the borrower’s bank account or by repossession and sale of collateral. We also structure our loans on a fixed-rate, fixed-term basis with fully amortizing, equal monthly installment payments that are designed to be affordable for our customers and made over an average term of 22 months and 46 months for small and large loans, respectively (for loans originated in 2022). By comparison, payday, pawn, and title loans typically have balloon payments following short terms of 14 to 60 days.

Importantly, we further differentiate ourselves from alternative financial service providers by reporting our customers’ payment performance to credit bureaus. This practice provides our customers with the opportunity to improve their credit profile by establishing a responsible payment history with us and, ultimately, to gain access to a wider range of credit options, including our own. For example, in 2022, we worked with many of our deserving customers to refinance nearly 35,000 of our customers’ small loans into large loans, representing $203.4 million in finance receivables at origination, and resulting in a decrease in these customers’ average APR from 42.2% to 30.2%. We also believe that, over time, many of our customers transition away from our company to prime sources of credit.

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

Business Model

Omni-Channel Platform. Our omni-channel platform, which includes our branches, direct mail campaigns, digital partners, and consumer website, enables us to offer a range of loan products to new, existing, and former customers throughout our markets. We began building our branch network over 30 years ago and have expanded the network to 345 branches in 18 states as of December 31, 2022. Our branch personnel market our products in a number of ways, including through a merchant referral program, customer referrals, direct telephone and mail solicitations of current and former customers, and by leveraging our direct mail program and leads generated by our digital affiliates and consumer website. Our direct mail campaigns include mailings of pre-screened convenience checks, pre-qualified offers, and invitations to apply, which enable us to market our products to millions of current and potential customers in a cost-effective manner. We have also developed our consumer website and partnered with digital lead generation sources to promote our products and facilitate loan applications via the internet. We believe that our omni-channel platform provides us with a competitive advantage by giving us broad access to our existing and former customers and multiple avenues to attract new customers.

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

Integrated Branch Model with Centralized Support. Our branch network serves as the foundation of our omni-channel platform and the primary point of contact with our customers. Over 72% of our loan originations in 2022 were facilitated by one of our branch locations, and nearly all loans, regardless of origination channel, are serviced through our branches, allowing us to maintain frequent, in-person contact with our customers. By integrating loan origination and loan servicing at the branch level, our employees are able to maintain a relationship with our customers throughout the life of a loan. We believe this frequent-contact, relationship-driven lending model provides greater insight into potential payment difficulties, reduces credit risk, and allows us to assess the borrowing needs of our customers, better enabling us to offer them new loan products as their credit profiles and needs evolve. In recent years, we have provided our branch network with increasing levels of centralized sales, underwriting, service, collections, and administrative support, and we plan to continue our investment in and testing of centralized support in the future.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 3

Demonstrated Organic Growth. We have grown our total finance receivables by 103.8%, from $834.0 million at December 31, 2017 to $1.7 billion at December 31, 2022, a compound annual growth rate (“CAGR”) of 15.3%. More importantly, we have grown our core small loan and large loan finance receivables by 128.5%, from $739.4 million at December 31, 2017 to $1.7 billion at December 31, 2022, a CAGR of 18.0%. This receivables growth has driven a revenue increase of 86.2%, from $272.5 million in 2017 to $507.2 million in 2022, a CAGR of 13.2%. Our portfolio growth has come from expanding our geographic presence, growing our finance receivable portfolios within existing branches, and developing new products and channels, including through digital lead generation. Between 2018 and 2022, we entered nine new states, and since 2020, we have introduced new technologies and marketing strategies to enable remote loan closings and to extend the geographic reach of our branches. Historically, our branches have rapidly increased their outstanding finance receivables during the early years of operations and generally achieved profitability within one year of opening.

Experienced Management Team. Our executive and senior operations management teams consist of individuals experienced in installment lending and other consumer finance services. Our Chief Executive Officer has over 30 years of experience in consumer financial services, our Chief Operating Officer has over 35 years of experience in consumer financial services, our Chief Financial Officer has over 20 years of financial services experience, and our Chief Credit Risk Officer has 20 years of financial and consumer lending experience. As of December 31, 2022, our state operations vice presidents averaged nearly 26 years of industry experience and 11 years of service at Regional, while our associate vice presidents and district supervisors averaged nearly 23 years of industry experience and 8 years of service with Regional. Our executive and senior operations management team members intend to leverage their experience and expertise in consumer lending to grow our business, deliver high-quality service to our customers, and carefully manage our credit risk.

Strategies

Expand Our Geographic Presence. We expect to continue to grow the receivables, revenue, and profitability of our existing branches, to open new branches within our existing geographic footprint, and to expand our operations into new states. Establishing local contact with our customers through our branch network is a key to our frequent-contact, relationship-driven lending model. We believe that there remains substantial opportunity to grow the finance receivable portfolios of our existing branches by continuing our focus on large loan originations and by cross-selling new loan products to our existing customers. During 2022, we expanded into Mississippi, Indiana, California, Louisiana, and Idaho. We anticipate that as our newer branches mature, their revenue will grow faster than our overall same-store revenue growth rate. We believe there is sufficient demand for consumer finance services to continue new branch openings in certain of the states where we currently operate, allowing us to capitalize on our existing infrastructure and experience in these markets. We also intend to explore opportunities for growth in states outside of our existing geographic footprint that enjoy favorable operating environments. We plan to expand our operations to one or two additional states by the end of 2023, and over time, we expect to have a national presence.

Leverage Direct Mail Marketing. Direct mail campaigns are launched throughout the year but are weighted to coincide with seasonal consumer demand. In addition, we mail convenience checks in new markets as soon as new branches are open, which develops a customer base and builds finance receivables for these new branches. We plan to continue to invest in and to improve the targeting criteria, offer strategies, and testing protocols of our direct mail campaigns, which we believe will enable us to efficiently grow our receivables with improved credit performance. We expect that these efforts will allow us to increase volume at our branches by adding new customers, recapturing former customers, and creating opportunities to offer new loan products to our existing customers.

Improve Our Digital Capabilities. In order to better attract and serve customers who prefer to conduct business digitally, we make an online loan application available on our consumer website, generate customer leads through digital partners, and provide our customers with online account management capabilities. Over the past few years, we have invested heavily in our digital acquisition channel and servicing tools. For example, we rolled out an improved digital prequalification experience for our customers, including expanded integrations with existing and new digital affiliates and lead generators. We also began testing a digital origination product and channel for new customers, through which new loans can be fulfilled entirely online without intervention by our personnel, and we launched an enhanced customer portal. These efforts enabled us to grow new digitally sourced volumes as a percentage of total new customer volumes to nearly 30% in 2022, compared to 27% in 2021. In the future, we will continue our focus on the digital channel. We plan to expand the testing of our digital origination product and channel to new geographies and improve the customer experience. We also expect to complete the development of our mobile app and further enhancements to our customer portal, allowing our customers easy access to payment functionality and additional features. Our investment in our digital channel allows us to add capabilities, improve efficiencies, enhance the customer experience, and test new mechanisms for lead generation to diversify and expand our new business acquisition opportunities.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 4

Enhance Our Products, Channels, and Services. Over time, we intend to improve our existing product offerings, to introduce new products and services, and to capture customers through new channels and partnerships. For example, in 2020, we introduced an enhanced auto-secured large loan product, through which we offer larger auto-secured loans to some of our highest credit quality customers. As of the end of 2022, this product exceeded $100 million in total portfolio. In the future, we will continue to assess new credit and non-credit products and services and expand the channels and partnerships through which we acquire customers.

Maintain Sound Underwriting and Credit Control. We have invested heavily in our credit and collections functions. We plan to continue to do so in the future by maintaining highly qualified employees dedicated to managing credit risk, refining our underwriting models, and improving our collection efforts through both our branch operations and our centralized collections department. In early 2018, we completed the implementation of our new loan origination and servicing software platform, which allows us to automate our underwriting decisions, among other benefits. In addition, we began to integrate custom credit models into our automated underwriting processes during the second half of 2018. We completed the rollout of our custom credit models to all of our states in 2019 and began seeing the impact in our results in late 2019. In 2022, we introduced our next generation custom credit model, a new proprietary model that we expect will provide significant advancements in underwriting capabilities by utilizing sophisticated modeling algorithms that leverage new alternative data sources to drive more predictable outcomes and make better credit decisions at the margin. Through these efforts and others, we plan to continue to carefully manage our credit exposure as we grow our business, offer new products, access new channels, and enter new markets.

Carefully Manage Our G&A Expenses. We have made significant investments in our business over the past several years, including by increasing our marketing spend to drive new business, expanding our branch network, hiring operations employees to service our growing finance receivable portfolio, and improving our credit, information technology, and data and analytics capabilities. However, during that time, we also remained keenly focused on driving operating leverage through the prudent management of our expenses. Between 2018 and 2022, our operating expense ratio (annualized general and administrative expenses as a percentage of average net finance receivables) decreased from 16.1% to 14.5%. As we grow our business, we will remain vigilant in our management of general and administrative expenses, with the goal of decreasing such expenses as a percentage of average net finance receivables over time.

Loan Products

We offer small and large installment loans to our customers. Our underwriting standards focus on our customers’ ability to affordably make loan payments out of their discretionary income, with the value of pledged collateral serving as a credit enhancement rather than the primary underwriting criterion. The interest rates, fees and other charges, maximum principal amounts, and maturities for our loans vary from state to state, depending on the competitive environment and relevant laws and regulations.

Small and large loans are originated by our branch network, by our centralized sales and service team, digitally through our consumer website, or through our convenience check direct mail campaigns. Our convenience check direct mail loan offers enable prospective customers to enter into a loan with us by cashing or depositing the check attached to the loan offer, thereby agreeing to the terms of the loan as prominently set forth on the check and accompanying disclosures. When a customer enters into a loan by cashing or depositing the convenience check, our personnel gather additional information on the borrower to assist in servicing the loan.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 5

take into consideration the customer’s prior payment performance with us, which we believe is a very strong indicator of the customer’s future credit performance.

Small Loans. In 2022, the average originated principal balance and term for our small loans were $2,069 and 22 months, respectively. The average yield we earned on our portfolio of small loans was 35.2% in 2022. The following table sets forth the distribution of our small loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2018	2019	2020	2021	2022
Texas	34%	39%	37%	35%	33%
South Carolina	16%	13%	12%	12%	10%
North Carolina	15%	15%	17%	16%	16%
Alabama	13%	11%	11%	10%	10%
All Other States	22%	22%	23%	27%	31%
Total	100%	100%	100%	100%	100%

The following table sets forth the total number of small loans, total small loan finance receivables, and average size per loan by state as of December 31, 2022.

	Number of Loans	Net Finance Receivables	Average Size Per Loan
	(In thousands)
Texas	93,082	$162,018	$1,741
South Carolina	25,234	46,202	1,831
North Carolina	44,622	76,125	1,706
Alabama	26,307	45,836	1,742
All Other States	97,788	151,424	1,548
Total	287,033	$481,605	$1,678

Large Loans. In 2022, our average originated principal balance and term for large loans were $5,993 and 46 months, respectively. The average yield we earned on our portfolio of large loans was 27.1% for 2022. The following table sets forth the distribution of our large loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2018	2019	2020	2021	2022
Texas	27%	27%	29%	31%	33%
South Carolina	21%	19%	18%	15%	12%
North Carolina	16%	15%	14%	15%	15%
All Other States	36%	39%	39%	39%	40%
Total	100%	100%	100%	100%	100%

The following table sets forth the total number of large loans, total large loan finance receivables, and average size per loan by state as of December 31, 2022.

	Number of Loans	Net Finance Receivables	Average Size Per Loan
	(In thousands)
Texas	70,477	$392,533	$5,570
South Carolina	27,581	147,848	5,361
North Carolina	35,031	183,823	5,247
All Other States	92,500	483,981	5,232
Total	225,589	$1,208,185	$5,356

Insurance and Ancillary Products

We also offer our customers various optional payment and collateral protection insurance products as a complement to our lending operations. Our primary insurance products include optional credit life insurance, accident and health insurance, involuntary

Regional Management Corp. | 2022 Annual Report on Form 10-K | 6

unemployment insurance, and personal property insurance. These insurance products are optional and not a condition of the loan, and we do not sell insurance to non-borrowers. Our insurance products, including the types of products offered and their terms and conditions, vary from state to state in compliance with applicable laws and regulations. Insurance policy premiums, claims, and expenses are included in our results of operations as insurance income, net in the consolidated statements of comprehensive income. In 2022, insurance income, net was $43.5 million, or 8.6% of our total revenue.

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

Branch Network

Our branches are generally located in visible, high-traffic locations, such as shopping centers or, to a lesser extent, commercial office buildings. We believe that our branches have an open, welcoming, and hospitable layout. In evaluating whether to locate a branch in a particular community, we examine several factors, including the demonstrated demand for consumer finance, the regulatory and political climate, and the availability of suitable employees to staff, manage, and supervise the new branch.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 7

The following table sets forth the net finance receivables per branch based on maturity:

Age of Branch (As of December 31, 2022)	Net Finance Receivables Per Branch as of December 31, 2022	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$2,612	—	16
Branches open one to three years	$4,478	71.4%	28
Branches open three to five years	$3,601	(19.6)%	35
Branches open five years or more	$5,286	46.8%	266
All branches	$4,926		345

The following table sets forth the average operating income contribution per branch for the year ended December 31, 2022, based on maturity of the branch.

Age of Branch (As of December 31, 2022)	Average Branch Operating Income Contribution	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$(5)	—	16
Branches open one to three years	$291	5,920.0%	28
Branches open three to five years	$268	(7.9)%	35
Branches open five years or more	$661	146.6%	266
All branches	$560		345

Historically, net finance receivables per branch and average branch operating income contribution have increased as our branches mature. Beginning in 2021 with our expansion to Illinois, we began to implement a lighter branch footprint strategy, pursuant to which we are leveraging our new technology and digital capabilities to service a wider geographic area in new branch locations. As a result, our new branches opened in 2021 and 2022 have on average grown their net finance receivables and operating income contribution at a faster pace than branches opened prior to 2021. As a result of this strategy, the net finance receivables per branch and the average branch operating income contribution of branches open one to three years exceed that of branches open three to five years in the tables above.

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

Human Capital

As of December 31, 2022, we had 1,991 employees, including 1,603 employees on our field operations teams and 388 employees (including centralized customer service and collections staff) on our headquarters teams. All of our employees are located within the United States, and none are covered by a collective bargaining agreement. We work diligently to attract the best talent in order to meet the current and future demands of our business, and we have demonstrated a history of investing in our workforce by offering competitive compensation, comprehensive benefits, and development opportunities. In addition, to ensure that we provide a rewarding experience for our employees, we engage independent third parties to conduct periodic employee engagement surveys, enabling us to regularly measure organizational culture and engagement and to improve upon the employee experience, which in turn drives a superior customer experience.

We are also committed to fostering, cultivating, and preserving a culture of diversity, equity, and inclusion (“DE&I”). We believe that the collective sum of the individual differences, life experiences, knowledge, inventiveness, self-expression, unique capabilities, and talent that our employees invest in their work represent a significant part of our culture, reputation, and achievement. We believe that an emphasis on DE&I drives value for our employees, customers, and stockholders, and that our DE&I commitment enables us to better serve our communities. In 2022, in furtherance of our DE&I objectives, we engaged a third-party consultant to complete a DE&I assessment and make recommendations as to how we can further promote DE&I within our organization.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 8

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

For additional information on the ways that we seek to empower our employees, please visit our corporate responsibility website at www.regionalfinance.com/corporate-responsibility. The information contained on our corporate responsibility website is not and should not be viewed as being incorporated by reference into this Annual Report on Form 10-K.

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

The responsibility for the servicing and collection of each loan generally rests with the originating branch. Borrowers who have signed up for online account access have on-demand access to their account information through Regional’s website. In addition, borrowers may elect to receive automated, one-way text messages with information regarding their account, including payment reminders. Borrowers have the option of making payments (i) in person at a branch where they may pay by cash, check, money order, debit card, or immediate, one-time future, or recurring ACH, (ii) through our customer portal via debit card or immediate, one-time future, or recurring ACH, or (iii) by immediate or one-time future debit card or ACH over the phone. In the fourth quarter of 2022, approximately 80% (by dollar amount) of customer payments were made by debit card or ACH.

If a loan becomes severely delinquent, a branch may receive co-collection assistance from our centralized servicing team or third-party collector. Our philosophy is to work with customers experiencing payment difficulties. If a customer is unable to make the required payments to bring his or her loan current, acceptable solutions to remedy a past due loan may include deferral of a payment, loan renewal, or settlement. All solutions are intended to enable the customer to meet his or her current and future obligations in a manner that we believe will mitigate our risk, while also complying with state and federal laws and regulations, as well as our policies and procedures.

Customers generally are limited to two deferrals of their monthly payment in a rolling twelve-month period unless it is determined that an exception is warranted (e.g. due to a natural disaster or pandemic). For example, since the COVID-19 pandemic, we have temporarily allowed up to three deferrals in a rolling twelve-month period. We generally limit the refinancing of delinquent loans to those customers who have made recent payments and for whom we have verified current employment, and we do not charge any origination fees on the refinancing of a severely delinquent loan. We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers resolve temporary financial setbacks and repair or sustain their credit. During 2022, we refinanced approximately $13.5 million of loans that were 60 or more days contractually past due, representing approximately 0.8% of our total loan originations in 2022. As of December 31, 2022, the outstanding balance of such refinanced loans was $11.2 million, or 0.7% of finance receivables as of such date. We may also agree to settle a past-due loan by accepting less than the full principal balance owed. A settlement is only used in certain limited cases and is only offered once we have determined that we are unlikely to collect the entire outstanding balance of the loan.

For seriously delinquent accounts, we may seek legal judgments or pursue repossession of collateral. We typically initiate repossession efforts only when we have exhausted other means of collection and, in the opinion of management, the customer is unlikely to make further payments. We sell substantially all repossessed collateral through sales conducted by independent auction organizations, after the required post-repossession waiting period. Generally, we charge off loans during the month that the loan becomes 180 days contractually delinquent. Accounts without a lien on a vehicle in a confirmed Chapter 7 or Chapter 13 bankruptcy are charged off at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. We sell most of our charged-off accounts to third-party debt buyers.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 9

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

Competition

The consumer finance industry is highly fragmented, with numerous competitors. We compete with several national companies operating greater than 300 branch locations each, a handful of smaller, regionally-focused companies with between 100 and 300 branches in certain of the states in which we operate, and many independent operators with fewer than 100 branches. We believe that competition between installment consumer loan companies occurs primarily on the basis of price, breadth of loan product offerings, flexibility of loan terms offered, and the quality of customer service provided. While underbanked customers may also use alternative financial services providers, such as title lenders, payday lenders, and pawn shops, these providers’ products offer different terms and typically carry substantially higher interest rates and fees than our installment loans. Accordingly, we believe that alternative financial services providers are not an attractive option for customers who meet our underwriting standards, which are generally stricter than the underwriting standards of alternative financial services providers. Our small and large loans also compete with pure online lenders, peer-to-peer lenders, and issuers of non-prime credit cards.

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

Government Regulation

Consumer finance companies are subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, regulations, and ordinances. Many of these laws impose detailed constraints on how we originate loans, offer optional products, collect on debt, and otherwise operate our business. The software that we use to originate loans is designed in part to aid in compliance with all applicable lending laws and regulations.

State Lending Regulation. We are regulated by state agencies that regularly audit our branches and operations. In general, most state statutes establish maximum loan amounts and interest rates, as well as the types and maximum amounts of fees and insurance premiums that we may charge for both direct and indirect lending. These specific allowable charges vary by state. In addition, state laws regulate the keeping of books and records and other aspects of the operation of consumer finance companies, and state and federal laws regulate account collection practices. State agency approval is required to open new branches, and each of our branches is separately licensed under the laws of the state in which the branch is located. Licenses granted by the regulatory agencies in these states are subject to annual renewal and revocation for failing to comply with applicable state and federal laws and regulations. In the states in which we currently operate, licenses may be revoked only after an administrative hearing. We believe we are in compliance with state laws and regulations applicable to our lending operations in each state.

State Insurance Regulation. Premiums and charges for optional collateral and credit protection insurance products are set at or below authorized statutory rates and are stated separately in our disclosures to customers, as required by the Truth in Lending Act and by various applicable state laws. We are also subject to state laws and regulations governing insurance agents in the states in which we sell insurance. State insurance regulations require that insurance agents be licensed and limit the premium amount

Regional Management Corp. | 2022 Annual Report on Form 10-K | 10

charged for such insurance. Our captive insurance subsidiary is regulated by the insurance authorities of the Turks and Caicos Islands of the British West Indies, where the subsidiary is organized and domiciled.

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

The Dodd-Frank Act and the regulations promulgated thereunder may affect our operations through increased oversight of financial services products by the CFPB and the imposition of restrictions on the terms of certain loans. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, and abusive acts and practices. To that end, the Dodd-Frank Act gives the CFPB the authority to establish supervisory authority over a nonbank covered person that it has reasonable cause to determine is engaging, or has engaged, in conduct that poses risks to consumers.

The Dodd-Frank Act also gives the CFPB the authority to examine and regulate large non-depository financial companies and gives the CFPB authority over entities deemed by rule to be a “larger participant of a market for other consumer financial products or services.” The CFPB contemplates regulating the installment lending industry as part of the “consumer credit and related activities” market. However, this so-called “larger participant rule” will not impose substantive consumer protection requirements, but rather will provide to the CFPB the authority to supervise larger participants in certain markets by requiring reports and conducting examinations to ensure, among other things, that larger participants are complying with existing federal consumer financial laws. While the CFPB has defined a “larger participant” standard for certain markets, such as the debt collection, automobile finance, and consumer reporting markets, it has not yet acted to define “larger participant” in the traditional installment lending market.

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

•

Equal Credit Opportunity Act. Under the Equal Credit Opportunity Act and Regulation B promulgated thereunder, we cannot discriminate against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status, or age. We are also required to make certain disclosures regarding consumer rights and advise customers whose credit applications are not approved of the reasons for the denial.

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

•

Servicemembers Civil Relief Act. The Servicemembers Civil Relief Act is designed to ease legal and financial burdens on military personnel and their families during active-duty status. We may be required to reduce interest rates on “pre-

Regional Management Corp. | 2022 Annual Report on Form 10-K | 11

service” debts incurred by servicemembers, and we may be prohibited from pursuing certain forms of legal action against servicemembers, such as default judgments, during periods of active duty.
•

Military Lending Act. The Military Lending Act applies to active duty servicemembers and their covered dependents. We are prohibited from charging a borrower covered under the Military Lending Act more than a 36% Military Annual Percentage Rate, which includes certain costs associated with the loan in calculating the interest rate.

•

Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, we must protect the confidentiality of our customers’ non-public personal information and disclose information on our privacy policy and practices, including with regard to the sharing of customers’ non-public personal information with third parties. This disclosure must be provided at the time the customer relationship is established and, in some cases, at least annually thereafter.

•	Credit Practices Rule. The Federal Trade Commission’s Credit Practices Rule limits the types of property we may accept as collateral to secure a consumer loan.

Violations of these statutes, laws, and regulations may result in actions for damages, claims for refund of payments made, certain fines and penalties, injunctions against certain practices, and the potential forfeiture of rights to repayment of loans. In addition, because we utilize third-party debt collectors, we are responsible for oversight of their procedures and controls, as they pertain to our collection activities. For a discussion regarding how risks and uncertainties associated with the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part I, Item 1A, “Risk Factors.”

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

Risk Factor Summary

Our business is subject to a number of material risks that may adversely affect our company. These risks are discussed in greater detail below, and include, but are not limited to, risks related to:

Risks related to our business and operations

•	Managing our growth effectively, implementing our growth strategy, and opening new branches as planned;
•	Our convenience check strategy;
•	Our policies and procedures for underwriting, processing, and servicing loans;
•	Our ability to collect on our loan portfolio;
•	Our insurance operations;
•	Exposure to credit risk and repayment risk, which risks may increase in light of adverse or recessionary economic conditions;
•	The implementation of evolving underwriting models and processes, including as to the effectiveness of our custom scorecards;
•	Changes in the competitive environment in which we operate or a decrease in the demand for our products;

Regional Management Corp. | 2022 Annual Report on Form 10-K | 12

•	Geographic concentration of our loan portfolio;
•	Failure of third-party service providers, including those providing information technology products;
•	Changes in economic conditions in the markets we serve, including levels of unemployment and bankruptcies;
•	Our ability to achieve successful acquisitions and strategic alliances;
•	Our ability to make technological improvements as quickly as our competitors;
•	Security breaches, cyber-attacks, failures in our information systems, or fraudulent activity;
•	Our ability to originate loans;
•	Our reliance on information technology resources and providers, including the risk of prolonged system outages;
•	Changes in current revenue and expense trends, including trends affecting delinquencies and credit losses;
•	Any future public health crises (including the resurgence of COVID-19), including the impact of such crisis on our operations and financial condition;
•	Changes in operating and administrative expenses;
•	The departure, transition, or replacement of key personnel;
•	Our ability to identify and hire qualified personnel;
•

Our ability to timely and effectively implement, transition to, and maintain the necessary information technology systems, infrastructure, processes, and controls to support our operations and initiatives;

•	Changes in interest rates;
•	Existing sources of liquidity become insufficient or access to these sources becomes unexpectedly restricted; and
•	Exposure to financial risk due to asset-backed securitization transactions.

Risks related to regulation and legal proceedings

•	Our products and activities are strictly and comprehensively regulated;
•	Changes in laws or regulations or in the interpretation or enforcement of laws or regulations;
•	Changes in accounting standards, rules, and interpretations and the failure of related assumptions and estimates; and
•	The impact of changes in tax laws and guidance, including the timing and amount of revenues that we may recognize.

Risks related to the ownership of our common stock

•	Volatility in the market price of shares of our common stock;
•	The timing and amount of future cash dividend payments; and
•	Anti-takeover provisions in our charter documents and applicable state law.

Risks Related to Our Business and Operations

We have grown significantly in recent years, and our delinquency, credit loss rates, and overall results of operations may be adversely affected if we do not manage our growth effectively.

We have experienced substantial growth in recent years, increasing the size of our finance receivable portfolio from $834.0 million at the beginning of 2018 to $1.7 billion at the end of 2022, a compound annual growth rate of 15.3%. We intend to continue our growth strategy in the future. As we increase the number of branches we operate, we will be required to find new, or relocate existing, employees to operate our branches and allocate resources to train and supervise those employees. The success of a branch depends significantly on the manager overseeing its operations and on our ability to enforce our underwriting standards and implement controls over branch operations. Recruiting suitable managers for new branches can be challenging, particularly in remote areas and in areas where we face significant competition. Furthermore, the annual turnover rate among our branch managers was approximately 17% in 2021 and 23% in 2022, and turnover rates of managers in our new branches may be similar or higher. Increasing the number of branches that we operate may divide the attention of our senior management or strain our ability to adapt our infrastructure and systems to accommodate our growth. If we are unable to promote, relocate, or recruit suitable managers, oversee their activities effectively, maintain our underwriting and loan servicing standards, and otherwise appropriately

Regional Management Corp. | 2022 Annual Report on Form 10-K | 13

and effectively staff our branches, our delinquency and credit loss rates may increase and our overall results of operations may be adversely impacted.

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

We intend to continue our growth strategy, which is based on opening and acquiring branches in existing and new markets, introducing new products and channels, and increasing the finance receivable portfolios of our existing branches. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•	the inherent uncertainty regarding general economic conditions, including the impact of recent elevated inflation;
•	the prevailing laws and regulatory environment of each state in which we operate or seek to operate and federal laws and regulations, all of which are subject to change at any time;
•	the degree of competition in new markets and its effect on our ability to attract new customers;
•	our ability to identify attractive locations for new branches;
•	our ability to recruit qualified personnel, particularly in remote areas and in areas where we face a great deal of competition; and
•	our ability to obtain adequate financing for our expansion plans.

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

Our ability to collect on loans depends on the willingness and repayment ability of our borrowers. Any material adverse change in the effectiveness of our underwriting models, our implementation of such models (including through our loan origination software and processes), or the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in general economic, political, or social conditions, the cost of consumer goods, interest rates, natural disasters, military conflict or acts of war or terrorism, a prolonged public health crisis, epidemic, or pandemic (such as COVID-19), or other causes over which we have no control, or to changes or events affecting our borrowers such as unemployment, major medical expenses, bankruptcy, divorce, or death, would have a material adverse impact on our earnings and financial condition. Further, a substantial majority of our borrowers are non-prime borrowers who are more likely to be affected, and more severely affected, by adverse macroeconomic conditions. We cannot be certain that our credit administration personnel, policies, and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio.

Our convenience check strategy exposes us to certain risks.

A significant portion of the growth in our installment loans portfolio has been achieved through direct mail campaigns. One aspect of our direct mail campaigns involves mailing “convenience checks” to pre-screened recipients, which recipients can sign and cash or deposit, thereby agreeing to the terms of the proposed loan, which are disclosed on the front and back of the check and in the accompanying disclosures. We use convenience checks to seed new branch openings and to attract new customers to existing branches in our geographic footprint. In 2021 and 2022, loans initiated through convenience checks represented 22.8% and 27.2%, respectively, of the value of our originated installment loans. We expect that convenience checks will continue to represent a meaningful portion of our installment loan originations in the future. There are several risks associated with the use or origination of convenience checks, including the following:

•

it is more difficult to maintain sound underwriting standards with convenience check customers who historically have presented a higher risk of default than customers that originate loans in our branches, as we do not meet convenience check customers prior to soliciting them and extending a loan to them, and we may not be able to verify certain elements of their financial condition, including their current employment status, income, or life circumstances;

Regional Management Corp. | 2022 Annual Report on Form 10-K | 14

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

The loans we generate are generally obligations of “non-prime” borrowers who do not qualify for, or have difficulty qualifying for, credit from traditional sources of consumer credit as result of, among other things, moderate income, limited assets, other adverse income characteristics, and/or a limited credit history or an impaired credit record, which may include a history of irregular employment, previous bankruptcy filings, repossessions of property, charged-off loans, and/or garnishment of wages.

The average interest rate charged to such “non-prime” borrowers generally is higher than that charged by commercial banks and other institutions providing traditional sources of consumer credit. These traditional sources of consumer credit typically impose more stringent credit requirements than the personal loan products that we provide. As a result of the general credit profile of our borrowers and the interest rates on the loans we make, the historical delinquency and default experience on our loans may be higher (and may be significantly higher) than those experienced by financial products arising from traditional sources of consumer credit. Additionally, delinquency and default experience on our loans is likely to be more sensitive to changes in the economic climate in the areas in which our borrowers reside.

Social and economic factors may affect repayment of the loans comprising our loan portfolio.

The ability of our borrowers to make payments on their loans, as well as the prepayment experience thereon, will be affected by a variety of social and economic factors. Economic factors include interest rates, unemployment levels, gasoline prices, the availability and cost of credit (including mortgages), upward adjustments in monthly mortgage payments, real estate values, the rate of inflation, and consumer perceptions of economic conditions generally. Economic conditions may also be impacted by localized weather events and environmental disasters or adverse impacts from public health crises, epidemics, or pandemics (such as COVID-19). Social factors include changes in consumer confidence levels and attitudes toward incurring debt and changing attitudes regarding the stigma of personal bankruptcy.

Our policies and procedures for underwriting, processing, and servicing loans are subject to potential failure or circumvention, which may adversely affect our results of operations.

Except for loans originated by a centralized branch and serviced at a centralized location pursuant to a limited program we operate in select markets, a substantial portion of our underwriting activities and our credit extension decisions are made at our local branches. We rely on certain inputs and verifications in the underwriting process to be performed by individual personnel at the branch level or a centralized location. In addition, pursuant to our operations policies and procedures, exceptions to the general underwriting criteria can be approved by central underwriting employees and certain other senior employees. We train our employees individually onsite in the branch or at a centralized location and through online training modules to make loans that

Regional Management Corp. | 2022 Annual Report on Form 10-K | 15

conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management, and customer relations. Although we have standardized employee manuals and online training modules, we primarily rely on our district supervisors, with oversight by our state vice presidents, branch auditors, and headquarters personnel, to train and supervise our branch employees, rather than centralized training programs. Therefore, the quality of training and supervision may vary from district to district and branch to branch depending on the amount of time apportioned to training and supervision and individual interpretations of our operations policies and procedures. There can also be no assurance that we will be able to attract, train, and retain qualified personnel to perform the tasks that are part of the underwriting process. If the training or supervision of our personnel fails to be effective, or if we are unable to attract and retain qualified employees, it is possible that our underwriting criteria would be improperly applied to a greater percentage of such applications. If such improper applications were to increase, delinquency and losses on our loan portfolio could increase and could increase significantly.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 16

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 17

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

Any concentration of our loan portfolio in a state or region may present unique risk concentrations. Our branches in South Carolina, Texas, and North Carolina accounted for 11%, 34%, and 15%, respectively, of our finance receivables as of December 31, 2022. Further, as of December 31, 2022, all of our operations were across 18 states. As a result, we are highly susceptible to adverse economic conditions in these areas. The unemployment and bankruptcy rates in some states in our footprint are among the highest in the country. High unemployment rates may reduce the number of qualified borrowers to whom we will extend loans, which would result in reduced loan originations. In addition, some geographic regions of the United States will, from time to time, experience weaker regional economic conditions and consequently will experience higher rates of loss and delinquency. A regional economy may be affected by the loss of jobs in certain industries, by state and local taxes, or by other factors. A region’s economic condition may be directly, or indirectly, adversely affected by international events such as military conflicts or wars, prolonged public health crises, epidemics, or pandemics (such as COVID-19), national events such as civil disturbances, or natural disasters such as hurricanes, wildfires, earthquakes, and other extreme conditions (including an increase in frequency of such conditions and events as a result of climate change). These events and disasters may occur in any area of the country, even places where these events are considered unlikely. In the event that a significant portion of our loan portfolio is comprised of loans owed by borrowers residing in certain jurisdictions, economic conditions, elevated bankruptcy filings, natural disasters, or other factors affecting these jurisdictions

Regional Management Corp. | 2022 Annual Report on Form 10-K | 18

in particular could adversely impact the delinquency and default experience of our loan portfolio, and, we could experience reduced or delayed payments on outstanding loans. For example, in 2017 and 2018, we experienced increases in credit losses as a result of hurricanes impacting customer accounts in our geographic footprint. These losses occurred in states where a substantial majority of our loan portfolio is concentrated—specifically in Texas in 2017 and in South Carolina and North Carolina in 2018. Conversely, an improvement in economic conditions could result in prepayments by our borrowers of their payment obligations on our loans. As a result, we may receive principal payments on the outstanding loans earlier than anticipated, which would reduce our finance receivables and the interest income earned thereon. No prediction can be made and no assurance can be given as to the effect of economic conditions on the rate of delinquencies, prepayments, or losses on our loan portfolio with respect to any part of our geographic footprint.

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

In the operation of our business, we are highly dependent upon a variety of information technology products, including our loan management system, which allows us to record, document, and manage our loan portfolio. We are party to an agreement with Nortridge pursuant to which Nortridge provides us with loan management software and related services.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 19

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

For example, in January 2020, we experienced an information technology infrastructure event caused by a system backup that affected our ability to originate branch loans and process certain methods of payment. As a result, our loan management system was not fully operational for a total of approximately seven business days. The outage had an adverse impact on our results of operations. Although the Company, with the assistance of third-party experts, addressed and resolved the issue, there can be no assurance that a similar event will not occur in the future.

We also rely on third-party software vendors to provide access to loan applications and/or screen applications. There can be no assurance that these third-party providers will continue to provide us information in accordance with our lending guidelines or that they will continue to provide us lending leads at all.

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products, services, and marketing channels. We rely on our integrated branch network as the foundation of our omni-channel platform and the primary point of contact with our active accounts. In order to serve consumers who want to reach us over the internet, we make an online loan application available on our consumer website, and we provide our customers an online customer portal, giving them online access to their account information and an electronic payment option. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demand for convenience, as well as to create additional efficiencies in our operations. We expect that new technologies and business processes applicable to the consumer finance industry will continue to emerge, and these new technologies and business processes may be more efficient than those that we currently use. We cannot ensure that we will be able to sustain our investment in new technology, and we may not be able to effectively implement new technology-driven products and services as quickly as some of our competitors or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could cause disruptions in our operations, harm our ability to compete with our competitors, and adversely affect our business, prospects, financial condition, results of operations, and liquidity.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 20

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

A security breach or cyber-attack on our computer systems could interrupt or damage our operations or harm our reputation. We have implemented systems and processes designed to protect against unauthorized access to or use of personal information, and rely on encryption and authentication technology to effectively secure transmission of confidential information, including customer bank account, credit card, and other personal information. Despite the implementation of these security measures, there is no guarantee that they are adequate to safeguard against all security breaches and our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems. We may also face new or heightened risks related to remote work among certain of our employees and use of digital operations, both of which have become more common as a result of the COVID-19 pandemic. If we were to experience a security breach or cyber-attack, we could be required to incur substantial costs and liabilities, including, among other things, the following:

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

Pandemics, epidemics, and similar public health crises, including the emergence of new novel coronavirus (COVID-19) variants that result in another pandemic, could adversely impact our business, liquidity, financial condition, and results of operations.

The COVID-19 pandemic resulted in economic disruption and uncertainty within the United States and created significant long-term adverse social, economic, and financial effects in the United States and globally. As a result of the COVID-19 pandemic, governmental authorities took unprecedented actions in an attempt to limit the spread of the pandemic, including social distancing requirements, stay-at-home orders, mandatory quarantines, closure of non-essential businesses, face mask mandates, and building capacity limitations. While our business was generally classified by government authorities as essential and permitted to remain open during previous government-mandated COVID-19 business closures, we were required to temporarily close our branches in the state of New Mexico for approximately a month in 2020 when the governor issued an executive order to close non-essential

Regional Management Corp. | 2022 Annual Report on Form 10-K | 21

businesses that excluded consumer finance companies like us from the definition of “essential businesses.” We also experienced temporary closure of certain locations due to company-initiated quarantine measures. If there is a resurgence of the COVID-19 pandemic, or another public health crisis, epidemic, or pandemic arises, governmental authorities could impose new or similar restrictions to those imposed previously during the COVID-19 pandemic. If a new public health crisis emerges, we could also deem it prudent to reinstate company-initiated quarantines or other restrictions. Any such government- or company-mandated restrictions could have a material and direct adverse consequence on our business. Any negative impacts to our loan growth, collections, and delinquencies caused by a future public health crisis could adversely impact our revenues and other results of operations.

During the COVID-19 pandemic, we have relied more heavily on online operations for customer access. Should there be a COVID-19 resurgence or a new public health crisis, epidemic, or pandemic and we experience disruptions in our online operations, including our remote origination capabilities, or are unable to timely expand our remote working infrastructure in response to government or company initiated restrictions, we may be unable to timely and effectively service accounts and perform key business functions. Disruptions in our business could also result from the inability of key personnel and/or a significant portion of our workforce to fulfill their duties due to illness or restriction. We maintain business continuity plans, but there is no assurance that such plans will effectively mitigate the risks posed by any pandemic, epidemic, or similar public health crisis in the future.

The extent to which any COVID-19 resurgence and/or new public health crises, epidemics, or pandemics will ultimately impact our business and financial condition will depend on future events that are difficult to forecast, including, but not limited to, the duration and severity of the event (including as a result of waves of outbreak or variant strains), the success of actions taken to contain, treat, and prevent the pathogen, and the speed at which normal economic and operating conditions return and are sustained.

Centralized headquarters’ functions and branch operations are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, financial condition, and results of operations.

Our headquarters are in an office building located in Greer, South Carolina, a town located outside of Greenville, South Carolina. Our information systems and administrative and management processes are primarily provided to our branches from this centralized location. Our primary data center facility is located in Northern Virginia, and our backup data center is located in Ohio. These processes could be disrupted if a catastrophic event, such as a tornado, power outage, or act of terror, affected Greenville, Greer, Northern Virginia, or Ohio, or the nearby areas. Severe weather events that could cause damage to our facilities or the prolonged loss of power that would disrupt our ability to provide services are occurring more frequently, and there is no guarantee that our facilities will avoid such a weather event. Any such catastrophic event(s) or other unexpected disruption of our headquarters or data center facility could have a material adverse effect on our business, financial condition, and results of operations.

The “decentralized” nature of our origination and servicing creates additional risks.

We utilize a centralized branch structure in a limited number of markets with the intent that such centralized branch service our customer base; however, we conduct significant operations through our branch offices, including key parts of the underwriting process. There can be no assurance that we will be able to attract and retain qualified personnel to perform these tasks. Inadequate staffing may result in scenarios where fraud or noncompliance with applicable law is not as readily detected, and also may result in heightened exposure to potential employee misconduct, each of which could adversely affect the quality of the loans that we originate or otherwise acquire.

Our branches also serve as an important component of our ongoing servicing and collecting processes. Except for loans originated by a centralized branch and serviced at a centralized location in a limited number of markets, the primary responsibility for the servicing and collections process generally resides with the applicable local branch, although in the future, we may direct borrowers to remit payments through one or more lockboxes. A certain minimum level of staffing is necessary in order to ensure an adequate level of servicing and collections. For example, we seek to contact our customers soon after a loan becomes delinquent because historically, when collection efforts begin at an earlier stage of delinquency, there is a greater likelihood that the applicable personal loan will not be charged off (though there is no assurance that such historical trend will continue). Consequently, during periods of increased delinquencies, it becomes extremely important that our branches are properly staffed and trained to take appropriate action in an effort to bring delinquent balances current and ultimately avoid a loan from becoming charged off. If we are unable to attract and retain a sufficient number of qualified credit and collection personnel, it could result in increased delinquencies and credit losses on our loan portfolio.

Additionally, the “decentralized” nature of our branch model may make it more difficult for us to ensure compliance with our origination, acquisition, and servicing procedures and standards than if our operations were centralized in a single location. Similarly,

Regional Management Corp. | 2022 Annual Report on Form 10-K | 22

given the “decentralized” and largely manual processing of a significant portion of payment on our loans, the possibility of delay or misdirection of payments is greater than with payments through lockboxes or electronic channels.

The ability of our customers to make in-branch payments and any future inability to make in-branch payments may result in additional risks.

As of December 31, 2022, our integrated branch network consisted of 345 branches across 18 states. With respect to our managed portfolio of loan products, during fiscal year 2022, approximately 15% (by dollar amount) of our loan payments were made by cash or check and received in branch, although in the future we may direct borrowers to remit payments through one or more lockboxes. Despite a recent trend in favor of payments via electronic channels, a significant number of borrowers may continue to make payments in branches, including in cash, ACH, or by debit. While we cannot estimate the percentage of borrowers without a checking account, should one or more of the branches become unavailable for any reason for the acceptance of payments, the ability to collect payments from these borrowers who would otherwise make payments at such branch may be adversely affected. Such events could result in increased delinquencies and losses on our loan portfolio. Additionally, there can be no assurance that the number of borrowers that make cash payments or payments in person at our branches in the future will not increase over current levels. In the event that such cash payments are no longer accepted, there can be no assurance that the performance of our loan portfolio would not be adversely affected, resulting in increased delinquencies and losses on our loan portfolio.

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, financial condition, and results of operations.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. In the past, we have lost employees and candidates to competitors who have been willing to pay higher compensation. Our ability to continue to expand our operations depends on our ability to attract, train, and retain a large and growing number of qualified employees. The turnover among all of our branch employees has risen in each of our most recent fiscal years, from approximately 37% in 2019 to approximately 58% in 2022. This turnover increases our cost of operations and makes it more difficult to operate our branches. Our account executives and assistant manager roles have historically experienced high turnover. We may not be able to retain and cultivate personnel at these ranks for future promotion to branch manager. If our employee turnover rates continue to increase or remain above historical levels or if unanticipated problems arise from our high employee turnover and we are unable to readily replace such employees, our business, results of operations, financial condition, and ability to continue to expand could be adversely affected.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 23

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 24

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

We maintain an allowance for credit losses for all loans we make. To estimate the appropriate level of credit loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding; delinquency levels, roll rates, and trends; historical credit losses; our current collection patterns; and economic trends. Our methodology for establishing our allowance for credit losses is based on models (probability of default, loss given default), our historical loss experience, and estimates of future macroeconomic environments. If customer behavior changes because of economic, political, social, or other conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our credit loss allowance, our provision for credit losses may be inadequate. As of December 31, 2021, our allowance for credit losses was $159.3 million, and we had net credit losses of $130.1 million during fiscal year 2022 that related to our portfolio as of December 31, 2021. As of December 31, 2022, our allowance for credit losses was $178.8 million. Maintaining the adequacy of our allowance for credit losses may require significant and unanticipated changes in our provisions for credit losses, which would materially affect our results of operations. Our allowance for credit losses, however, is an estimate, and if actual credit losses are materially greater than our credit loss allowance, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses.

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

In addition, the Financial Accounting Standards Board (“FASB”) may from time-to-time review or propose changes to financial accounting and reporting standards that govern key aspects of our financial statements, including areas where assumptions or estimates are required. As a result of any changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we previously used in preparing our financial statements, which could negatively impact how we record and report our results of operations and financial condition generally. For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Regional Management Corp. | 2022 Annual Report on Form 10-K | 25

We depend to a substantial extent on borrowings under our senior revolving credit facility to fund our liquidity needs.

We have a senior revolving credit facility committed through September 2024 that allows us to borrow up to $420.0 million, assuming we are in compliance with a number of covenants and conditions. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables (other than those held by certain special purpose entities (each, an “SPE”), as described below) and equity interests of the majority of our subsidiaries. As of December 31, 2022, the amount outstanding under our senior revolving credit facility was $147.5 million ($146.4 million of outstanding debt and $1.2 million of interest payable) and we had $273.6 million of unused capacity on the credit facility (subject to certain covenants and conditions). During fiscal 2022, the maximum amount of borrowings outstanding under the facility at any one time was $213.3 million. We use our senior revolving credit facility as a source of liquidity, including for working capital and to fund the loans we make to our customers. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us on favorable terms or at all. In addition, we cannot be certain that we will be able to replace the senior revolving credit facility when it matures on favorable terms or at all. If any of these events occur, our business, financial condition, and results of operations could be adversely affected.

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

As of December 31, 2022, we have completed nine securitizations, and we may in the future securitize certain of our finance receivables to generate cash to originate new finance receivables or to pay our outstanding indebtedness. In such transactions, we typically convey a pool of finance receivables to a special purpose entity, which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the issuing entity issues non-recourse notes or certificates pursuant to the terms of an indenture and/or amended and restated trust agreement, which then are transferred to the special purpose entity in exchange for the finance receivables. The securities issued by the issuing entity are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we typically receive the cash proceeds from the sale of the securities issued by the issuing entity, all residual interests, if any, in the cash flows from the finance receivables after payment of the securities, and a 100% beneficial interest in the issuing entity.

Although we successfully completed securitizations during the past five years, we can give no assurances that we will be able to complete additional securitizations, including if, for example, the securitization markets become constrained or events within the Company cause investors to lack confidence in our ability to fulfill our obligations as servicer with respect to the securitizations.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 26

Further, the value of any subordinated securities that we may retain in our securitizations might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or other factors.

Regional Management Corp. currently acts as the servicer (in such capacity, the “Servicer”) with respect to each securitization. If the Servicer defaults in its servicing obligations, an early amortization event could occur under each securitization and the Servicer could be replaced as servicer. Servicer defaults include, but are not limited to, the failure of the Servicer to make any payment, transfer, or deposit in accordance with applicable securitization documents; breaches of representations, warranties, or certifications made by the Servicer under applicable securitization documents; and the occurrence of certain insolvency events with respect to the Servicer. Such an early amortization event could have materially adverse consequences on our liquidity and cost of funds.

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

We have entered into certain financing arrangements, including revolving warehouse credit facilities and securitizations, which are secured by certain retail installment contracts and promissory notes (the “Receivables”). We have securitized Receivables as follows: June 2018 (approximately $168.5 million); December 2018 (approximately $135.5 million); October 2019 (approximately $144.5 million); September 2020 (approximately $187.5 million); February 2021 (approximately $260.4 million); July 2021 (approximately $208.3 million); October 2021 (approximately $147.1 million); February 2022 (approximately $264.6 million); and October 2022 (approximately $232.6 million). The securitizations from June 2018, December 2018, and October 2019 have been redeemed and are no longer outstanding. Our operating subsidiaries originated the Receivables and subsequently transferred the Receivables to certain of our wholly-owned subsidiaries that were established for the special purpose of entering into the financing arrangements and the respective securitizations. The documents governing our financing arrangements and securitizations contain provisions that require us to repurchase the affected Receivables under certain circumstances. While our financing and securitization documents vary, they generally contain customary provisions that require us and the special purpose entities to make certain representations and warranties about the quality and nature of the Receivables. Together with the special purpose entities, we may be required to repurchase the Receivables if a representation or warranty is later determined to be inaccurate. In such a case, we will be required to pay a repurchase price for the release of the affected Receivables.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 27

We are subject to interest rate risk resulting from general economic conditions and policies of various governmental and regulatory agencies.

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. In response to elevated inflation, the Federal Reserve Board has increased interest rates eight times since early 2022, with federal funds rates rising from a range of 0.00% - 0.25% in early 2022 to 4.50% - 4.75% in February 2023. The Federal Reserve Board has indicated that it will raise rates further if deemed necessary to combat continued inflation growth. Furthermore, market conditions or regulatory restrictions on interest rates we charge may prevent us from passing any increases in interest rates along to our customers. We originate finance receivables at either prevailing market rates or at statutory limits. Subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Because our large loans have longer maturities than our small loans and typically renew at a slower rate than our small loans, the rate of turnover of the loan portfolio may change as our large loans change as a percentage of our portfolio.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. In March 2021, the Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced that it will cease publication of U.S. dollar LIBOR tenors as of June 30, 2023 for the most common tenors, and it has already ceased publication of U.S. dollar LIBOR tenors for less common tenors.

As a replacement rate, many lenders are using the Secured Overnight Financing Rate (“SOFR”). In September 2022, we amended and restated our senior, RMR II warehouse, and RMR IV warehouse revolving credit facilities, transitioning the benchmark rate for the calculation of interest with a forward-looking term rate from LIBOR to SOFR, effective on October 1, 2022. SOFR is a relatively new reference rate and has a very limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of SOFR in April 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as U.S. dollar LIBOR. Additionally, any successor rate to SOFR under our credit facilities may not have the same characteristics as SOFR or LIBOR. As a result, the consequences of the phase-out of LIBOR cannot be entirely predicted at this time.

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

The U.S. economy is undergoing a period of rapid change and significant uncertainty. Elevated inflation, increasing interest rates, and changing U.S. consumer spending patterns are contributing to this change and uncertainty. Inflation hit a 40-year high in June 2022 at 9.1%, while the U.S. annual inflation rate was 6.5% for the twelve months ended December 31, 2022. In response to

Regional Management Corp. | 2022 Annual Report on Form 10-K | 28

elevated inflation, the Federal Reserve Board has increased interest rates eight times since early 2022, with federal funds rates rising from a range of 0.00% - 0.25% in early 2022 to 4.50% - 4.75% in February 2023. The Federal Reserve Board has indicated that it will raise rates further if deemed necessary to combat continued inflation growth. The recent increases in inflation and interest rates are changing lending and spending patterns, leading to fears that the U.S. is currently experiencing (or may soon experience) an economic downturn or period of slow economic growth.

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

Failure to maintain, protect, and promote our brand may harm our business.

Maintaining, protecting, and promoting our brand is critical to our attracting and retaining customers, investors, and employees. Harm to our brand can arise from many sources, including employee misconduct, misconduct by outsourced service providers or other counterparties, litigation or regulatory actions, failure by us to meet minimum standards of service and quality, inadequate protection of customer information, and compliance failures. Recently, financial services companies have been experiencing increased reputational risk as consumers take issue with certain of their practices. Negative publicity regarding our company (or others engaged in a similar business or activities), whether or not accurate, may damage our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

Many of our stakeholders possess increased interest in our environmental, social, and governance responsibilities. Our absolute and relative progress, or lack thereof, on environmental, social, and governance matters, along with our disclosure (or lack of disclosure) related thereto, could impact our reputation, brand, and the willingness of individuals and institutions to hold our common stock. If we do not successfully maintain, protect, and promote our brand, we may be unable to maintain and/or expand our customer and/or investor base, which may materially harm our business.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 29

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

Federal and state consumer protection laws impose requirements, including licensing requirements, and place restrictions on creditors in connection with extensions of credit and collections on personal loans and protection of sensitive customer data obtained in the origination and servicing thereof. Personal loans that do not comply with consumer protection laws may not be valid or enforceable under their terms against the borrowers of those loans. Additionally, the CARES Act includes various provisions, such as requirements affecting credit reporting designed to protect customers. The federal and state consumer protection laws, rules, and regulations applicable to the solicitation and advertising for, underwriting of, granting, servicing, and collection of personal loans, and the protection of sensitive customer data, frequently provide for administrative penalties, as well as civil (and in some cases, criminal) liability resulting from their violation. An administrative proceeding or litigation relating to one or more allegations or findings of the violation of such laws by us could result in modifications to our methods of doing business, which could impair our ability to originate or otherwise acquire new loans or collect on our loan portfolio or result in us having to pay damages and/or cancel the balance or other amount owing under the loan associated with such violations. Our loans are subject to generally standard documentation. Thus, many borrowers may be similarly situated in so far as the provisions of their respective contractual obligations are concerned. Accordingly, allegations of violations of the provisions of applicable federal or state consumer protection laws could potentially result in a large class of claimants asserting claims against us. There is no assurance that such claims will not be asserted against us in the future.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 30

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 31

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

Additionally, the Dodd-Frank Act established the CFPB, as a consumer protection regulator tasked with regulating consumer financial services and products. Since its creation, the CFPB has been the subject of lawsuits challenging its authority. Currently of note, a writ of certiorari has been filed with the U.S. Supreme Court in the case of Community Financial Services Association of America, Limited v. Consumer Financial Protection Bureau, which involves whether the Fifth Circuit Court of Appeals erred in holding that the statute providing funding to the CFPB violates the appropriations clause of the Constitution. There have also been legislative proposals in Congress from time to time seeking to significantly reform the CFPB’s structure, authority, and/or mandate. As a result of these judicial and legislative actions, there is, and will continue to be, uncertainty regarding the future of the CFPB and the impact on the lending markets.

The Dodd-Frank Act impacts the offering, marketing and regulation of consumer financial products and services offered by financial institutions. The CFPB has supervision, examination, and enforcement authority over the consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. For example, the CFPB may establish supervisory authority over a nonbank covered entity that it has reasonable cause to determine is engaging, or has engaged, in conduct that poses risks to consumers. The CFPB also has broad rulemaking and enforcement authority over providers of credit,

Regional Management Corp. | 2022 Annual Report on Form 10-K | 32

savings, and payment services and products and authority to prevent “unfair, deceptive or abusive” practices. The CFPB has the authority to write regulations under federal consumer financial protection laws, and to enforce those laws against and examine large financial institutions for compliance.

For example, the Dodd-Frank Act gives the CFPB supervisory authority over entities that are designated by rule as “larger participants” in certain financial services markets, and the CFPB contemplates regulating the traditional installment lending industry in which we participate as part of the “consumer credit and related activities” market. In the past, the CFPB has indicated that it may in the future issue a proposed rule defining larger participants in the installment lending market. While the CFPB has not yet issued a “larger participant” rule applicable to our company, certain CFPB commentary has suggested that the CFPB may issue a proposed rule defining larger participants to include installment lending industry participants such as our company. If in the future we are covered by a final larger participant rule for the installment lending market, we could become subject to related CFPB supervision and examination. In addition to the Dodd-Frank Act’s grant of regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws.

The CFPB is also authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. Depending on how the CFPB functions and its areas of focus, it could increase our compliance costs, potentially delay our ability to respond to marketplace changes, require us to alter products and services that would make them less attractive to consumers, and impair our ability to offer products and services profitably. The CFPB is authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $6,813 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $34,065 per day for reckless violations and $1,362,567 per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials find that we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on Regional.

In addition to pre-existing enforcement rights for state attorneys general, the Dodd-Frank Act gives attorneys general authority to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority. In conducting an investigation, the CFPB or state attorneys general may issue a civil investigative demand requiring a target company to prepare and submit, among other items, documents, written reports, answers to interrogatories, and deposition testimony. If we become subject to investigation, the required response could result in substantial costs and a diversion of management’s attention and resources. In addition, the market price of our common stock could decline as a result of the initiation of a CFPB investigation of our company or even the perception that such an investigation could occur, even in the absence of any finding by the CFPB that we have violated any state or federal law.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 33

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

We are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, pay transparency, leave requirements, health benefits, unemployment and sales taxes, overtime, and working conditions and immigration status. Legislated increases in the federal and state minimum wage and increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Unionizing and collective bargaining efforts have received increased attention nationwide in recent periods. Should our employees become represented by unions, we would be obligated to bargain with those unions with respect to wages, hours, and other terms and conditions of employment, which is likely to increase our labor costs. Moreover, as part of the process of union organizing and collective bargaining, strikes and other work stoppages may occur, which would cause disruption to our business. Similarly, many employers nationally in similar retail environments have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, with such actions sometimes brought as class actions. These actions can result in material liabilities and expenses. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, break, and working time, it may distract our management from business matters and result in increased labor costs. In addition, we currently sponsor employer-subsidized premiums for major medical programs for eligible personnel who elect health care coverage through our insurance programs. As a result of regulatory changes, we may not be able to continue to offer health care coverage to our employees on affordable terms or at all and subsequently may face increased difficulty in hiring and retaining employees. If we are unable to locate, attract, train, or retain qualified personnel, or if our costs of labor increase significantly, our business, financial condition, and results of operations may be adversely affected.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 34

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 35

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

We have approximately 986 million shares of common stock authorized but unissued, as of February 22, 2023. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its discretion, whether in connection with acquisitions or otherwise. Our stockholders previously approved the Regional Management Corp. 2015 Long-Term Incentive Plan (as amended and/or restated, the “2015 Plan”). As of December 31, 2022, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of our common stock that may be issued under the 2015 Plan may not exceed the sum of (a) 2,600,000 shares plus (b) any shares remaining available for the grant of awards as of the 2015 Plan effective date under the 2007 Management Incentive Plan (the “2007 Plan”) or the 2011 Stock Incentive Plan (the “2011 Plan”), plus (c) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. We have 772,038 shares available for issuance under the 2015 Plan, as of February 22, 2023. In addition, our Board may recommend in the future that our stockholders approve new stock plans. Any common stock that we issue, including under our 2015 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 36

contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by our non-employee directors and their affiliates.

Certain of our non-employee directors and their affiliates are in the business of providing buyout capital and growth capital to developing companies and may acquire interests in businesses that directly or indirectly compete with certain portions of our business. Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us, on the one hand, and certain of our non-employee directors and their affiliates, on the other hand. As set forth in our amended and restated certificate of incorporation, such non-employee directors and their affiliates shall not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Therefore, a non-employee director of our company may pursue certain acquisition opportunities that may be complementary to our business and, as a result, such acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by such non-employee directors to themselves or their other affiliates instead of us.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 37

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters operations are located in an approximately 51,700 square foot leased facility in Greer, South Carolina, a town located outside of Greenville, South Carolina. As of February 22, 2023, each of our 346 branches, which are located in 18 states throughout the United States, is leased under a fixed-term lease agreement. Our branches have an average branch size of approximately 1,738 square feet.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 38

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “RM.”

Holders

As of February 16, 2023, there were 17 registered holders of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by those record holders, but we believe that there were approximately 4,452 beneficial owners of our common stock as of February 16, 2023.

Non-Affiliate Ownership

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates, as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders as of June 30, 2022. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is incorporated by reference in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Dividends

In October 2020, we announced that our Board of Directors initiated and declared a quarterly cash dividend program. The following table sets forth the dividends declared and paid for the periods indicated:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 22	February 9, 2022	February 23, 2022	March 16, 2022	$0.30
2Q 22	May 4, 2022	May 25, 2022	June 15, 2022	$0.30
3Q 22	August 3, 2022	August 24, 2022	September 15, 2022	$0.30
4Q 22	November 1, 2022	November 23, 2022	December 14, 2022	$0.30
Total				$1.20

On February 8, 2023, the Board of Directors declared a quarterly dividend of $0.30, payable on March 15, 2023, to stockholders of record on February 22, 2023. We currently expect that comparable quarterly cash dividends will continue to be paid in the future. We anticipate that future dividend declarations will occur in February, May, August, and November, with payment being made in March, June, September, and December.

The declaration, amount, and payment of any future cash dividends on shares of common stock will be at the discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions; our financial condition and results of operations; our available cash and current and anticipated cash needs; capital requirements; contractual, legal, tax, and regulatory restrictions and implications on the payment of cash dividends by us to our stockholders or by our subsidiaries to us; and such other factors as our Board of Directors may deem relevant. Our amended and restated senior revolving credit facility includes a provision restricting our ability to pay dividends on our common stock based upon, among other things, our interest coverage ratio and hypothetical availability under the credit facility. Likewise, certain of our credit facilities restrict certain of our wholly owned subsidiaries from paying dividends to us, subject to certain exceptions.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 39

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

The following graph shows a comparison of the cumulative total return for our common stock, the NYSE Composite Index, and the NYSE Financial Index for the five years ended December 31, 2022. The graph assumes that $100 was invested at the market close on December 31, 2017, in the common stock of the Company, the NYSE Composite Index, and the NYSE Financial Index, and data for each assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 40

ITEM 6.	RESERVED.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 41

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of December 31, 2022, we operate under the name “Regional Finance” online and in 345 branch locations in 18 states across the United States, serving 517,700 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

•

Small Loans (≤$2,500) – As of December 31, 2022, we had 287.0 thousand small installment loans outstanding, representing $481.6 million in net finance receivables. This included 151.0 thousand small loan convenience checks, representing $217.8 million in net finance receivables.

•

Large Loans (>$2,500) – As of December 31, 2022, we had 225.6 thousand large installment loans outstanding, representing $1.2 billion in net finance receivables. This included 40.6 thousand large loan convenience checks, representing $140.7 million in net finance receivables.

•	Retail Loans – As of December 31, 2022, we had 5.1 thousand retail purchase loans outstanding, representing $9.6 million in net finance receivables.
•	Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Small and large installment loans are our core products and will be the drivers of future growth. We ceased accepting applications for our retail loan product offering in November 2022, to focus on growing our core loan portfolio. We will continue to own and service our existing portfolio of retail loans. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

For additional information regarding our business operations, see Part I, Item 1, “Business.”

Regional Management Corp. | 2022 Annual Report on Form 10-K | 42

Outlook

We continually assess the macroeconomic environment in which we operate in order to appropriately and timely adapt to current market conditions. Macroeconomic factors, including, but not limited to, inflationary pressures, rising interest rates, and impacts from current geopolitical events outside the U.S., may affect our business, liquidity, financial condition, and results of operations.

Current inflationary pressures and rising interest rates have created economic uncertainty and diminished consumer confidence. Recent geopolitical events outside of the U.S. have also contributed to volatility in U.S. markets. As inflation accelerated and geopolitical stability began to deteriorate in the fourth quarter of 2021, we began to proactively tighten our credit models. We have principally focused on tightening certain higher-risk, higher-rate customer segments that have been particularly adversely impacted by a more challenging economic environment. In early 2022, we eliminated one higher-risk, higher-rate digital affiliate and two higher-risk, higher-rate segments within our direct mail program. Loans originated through the eliminated affiliate and direct mail segments contributed 20 basis points to our contractual delinquency rate as of December 31, 2022, and 80 basis points to our net credit loss rate in 2022.

In the fourth quarter of 2022, we sold $27.1 million of non-performing loans, $17.5 million of which would have likely been written off in early 2023. The non-performing loan sale allowed us to dispose of a distressed portion of our portfolio at an attractive price and enabled us to re-focus our personnel on earlier-stage delinquent accounts as we enter the first quarter tax season, which seasonally is our best quarter for collections. As a result of the loan sale, our net income was negatively impacted by $2.7 million in 2022, but net income will be positively impacted by a similar amount in 2023. The loan sale impact on total revenue was a decrease of $2.2 million from revenue reversals, and the impact on the provision for credit losses was an increase of $1.3 million. The loan sale resulted in additional net credit losses of $13.1 million. Our allowance for credit losses decreased $11.8 million as a result of the loan sale because reserves were released for the sold loans and portfolio composition changes.

Our allowance for credit losses was 10.5% of net finance receivables as of December 31, 2022 and included $20.7 million of reserves associated with estimated future macroeconomic impacts on credit losses. Our contractual delinquency as a percentage of net finance receivables was 7.1% as of December 31, 2022, up from 6.0% as of December 31, 2021. Going forward, we may experience changes to the macroeconomic assumptions within our forecast and changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of December 31, 2022, we had $101.4 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. In addition, we had $555.1 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of December 31, 2022. We believe our liquidity position provides substantial runway to fund our growth initiatives and to support the fundamental operations of our business.

Online operations continue to be an important part of our customer acquisition strategy, including remote loan closings in recent years. On the digital front, we continue to build and expand upon our end-to-end online and mobile origination capabilities for new and existing customers, along with additional digital servicing functionality. Combined with remote loan closings, we believe that these omni-channel sales and servicing capabilities will continue to expand the market reach of our branches, increase our average branch receivables, and improve our revenues and operating efficiencies, while at the same time increasing customer satisfaction.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate. Average net finance receivables were $1.5 billion in 2022 and $1.2 billion in 2021. We source our loans through our

Regional Management Corp. | 2022 Annual Report on Form 10-K | 43

branches, centrally-managed direct mail program, digital partners, and our consumer website. Nearly all loans, regardless of origination channel, are serviced through our branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers that we are able to serve. We grew our state footprint from 13 to 18 states during 2022, expanding our operations to Mississippi, Indiana, California, Louisiana, and Idaho. We expect to expand into one additional state in the first quarter of 2023, and we may enter a second new state in the second half of the year, if justified by the economic conditions. We continue to assess our legacy branch network for clear opportunities to consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service. We plan to add additional branches in new and existing states where it is favorable for us to conduct business.

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

The primary underlying factors driving the provision for credit losses for each loan type are our underwriting standards, delinquency trends, the general economic conditions in the areas in which we conduct business, loan portfolio growth, and the effectiveness of our servicing and collection efforts. We monitor these factors, and the amount and past due status of all loans, to identify trends that might require us to modify the allowance for credit losses.

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of December 31, 2022, representing 88% of total debt. An additional component of our strategy was to purchase interest rate cap contracts, which were all sold during 2022. See Note 10, “Interest Rate Caps” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information on our interest rate caps.

Operating Costs. Our financial results are impacted by the costs of operations and head office functions. Those costs are included in general and administrative expenses within our consolidated statements of comprehensive income.

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

As reinsurer, we maintain restricted reserves comprised of restricted cash and restricted available-for-sale investments for life insurance claims in an amount determined by the unaffiliated insurance company. As of December 31, 2022, the restricted reserves

Regional Management Corp. | 2022 Annual Report on Form 10-K | 44

consisted of $21.2 million of unearned premium reserves, including $1.1 million of unpaid claims reserves. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, fees for extending the due date of a loan, returned check charges, commissions earned from the sale of an auto club product, interest income from restricted cash, and investment income from restricted available-for-sale securities are included in other income.

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we estimate as sufficient to maintain an allowance for credit losses at an adequate level to provide for lifetime expected credit losses on the related finance receivable portfolio. Credit loss experience, current conditions, reasonable and supportable economic forecasts, delinquency of finance receivables, loan portfolio growth, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Our provision for credit losses fluctuates so that we maintain an adequate credit loss allowance that reflects lifetime expected credit losses for each finance receivable type. Changes in our delinquency and net credit loss ratio (net credit losses divided by average net finance receivables) may result in changes to our provision for credit losses. Substantial adjustments to the allowance may be necessary if there are significant changes in forecasted economic conditions or loan portfolio performance.

General and Administrative Expenses. Our financial results are impacted by the costs of operations and head office functions. Those costs are included in general and administrative expenses within our consolidated statements of comprehensive income. Our general and administrative expenses are comprised of four categories: personnel, occupancy, marketing, and other. We measure our general and administrative expenses as a percentage of average net finance receivables, which we refer to as our operating expense ratio.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 45

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables:

	Year Ended December 31,
	2022		2021		2020
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$450,854	29.5%	$382,544	31.5%	$335,215	31.2%
Insurance income, net	43,502	2.8%	35,482	2.9%	28,349	2.6%
Other income	12,831	0.8%	10,325	0.9%	10,342	1.0%
Total revenue	507,187	33.1%	428,351	35.3%	373,906	34.8%
Expenses
Provision for credit losses	185,115	12.1%	89,015	7.3%	123,810	11.5%

Personnel	141,243	9.2%	119,833	9.9%	109,560	10.2%
Occupancy	23,809	1.6%	24,126	2.0%	22,629	2.1%
Marketing	15,378	1.0%	14,405	1.2%	10,357	1.0%
Other	42,098	2.7%	37,150	3.0%	33,770	3.1%
Total general and administrative	222,528	14.5%	195,514	16.1%	176,316	16.4%

Interest expense	34,223	2.2%	31,349	2.6%	37,852	3.6%
Income before income taxes	65,321	4.3%	112,473	9.3%	35,928	3.3%
Income taxes	14,097	1.0%	23,786	2.0%	9,198	0.8%
Net income	$51,224	3.3%	$88,687	7.3%	$26,730	2.5%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

Comparison of December 31, 2022, Versus December 31, 2021

The following discussion and table describe the changes in finance receivables by product type:

•

Small Loans (≤$2,500) – Small loans outstanding increased by $36.6 million, or 8.2%, to $481.6 million at December 31, 2022, from $445.0 million at December 31, 2021. The increase was the result of new growth initiatives, and increased marketing, partially offset by credit tightening for disciplined growth.

•

Large Loans (>$2,500) – Large loans outstanding increased by $237.5 million, or 24.5%, to $1.2 billion at December 31, 2022, from $970.7 million at December 31, 2021. The increase was due to new growth initiatives, increased marketing, and the transition of small loan customers to large loans, partially offset by credit tightening for disciplined growth.

•

Retail Loans – Retail loans outstanding decreased $0.9 million, or 8.9%, to $9.6 million at December 31, 2022, from $10.5 million at December 31, 2021. We ceased accepting applications for our retail loan product offering as of November 2022 to focus on growing our core loan portfolio.

	Net Finance Receivables by Product
Dollars in thousands	December 31, 2022	December 31, 2021	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$481,605	$445,023	$36,582	8.2%
Large loans	1,208,185	970,694	237,491	24.5%
Retail loans	9,603	10,540	(937)	(8.9)%
Total net finance receivables	$1,699,393	$1,426,257	$273,136	19.2%
Number of branches at period end	345	350	(5)	(1.4)%
Net finance receivables per branch	$4,926	$4,075	$851	20.9%

Regional Management Corp. | 2022 Annual Report on Form 10-K | 46

Comparison of the Year Ended December 31, 2022, Versus the Year Ended December 31, 2021

Net Income. Net income decreased $37.5 million, or 42.2%, to $51.2 million in 2022, from $88.7 million in 2021. The decrease was due to an increase in provision for credit losses of $96.1 million, an increase in general and administrative expenses of $27.0 million, and an increase in interest expense of $2.9 million, partially offset by an increase in revenue of $78.8 million and a decrease in income taxes of $9.7 million.

Revenue. Total revenue increased $78.8 million, or 18.4%, to $507.2 million in 2022, from $428.4 million in 2021. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $68.3 million, or 17.9%, to $450.9 million in 2022, from $382.5 million in 2021. The increase was primarily due to a 26.1% increase in average net finance receivables, offset by a 2.0% decrease in average yield. Interest accrual reversal of charged-off loans from the loan sale decreased interest and fee income by $1.9 million, which contributed 10 basis points to the decrease in average yield.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Year Ended			Average Yields for the Year Ended
Dollars in thousands	December 31, 2022	December 31, 2021	YoY % Inc (Dec)	December 31, 2022	December 31, 2021	YoY % Inc (Dec)
Small loans	$456,141	$394,394	15.7%	35.2%	38.2%	(3.0)%
Large loans	1,063,365	808,230	31.6%	27.1%	28.4%	(1.3)%
Retail loans	10,737	11,259	(4.6)%	17.9%	18.3%	(0.4)%
Total interest and fee yield	$1,530,243	$1,213,883	26.1%	29.5%	31.5%	(2.0)%

Small and large loan yields decreased 3.0% and 1.3%, respectively, in 2022 compared to 2021 primarily due to normalization of credit performance across the portfolio, the economic environment, credit tightening on higher-rate loans, and our portfolio composition shift toward larger, higher-credit quality customers with lower interest rates. As a result of the rising interest rate environment and normalizing credit, we began to re-price parts of our portfolio in the second half of 2022.

Total originations increased to $1.6 billion in 2022, from $1.5 billion in 2021, despite credit-tightening actions and the re-allocation of labor to collections, both of which impacted origination levels in 2022. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Year Ended
Dollars in thousands	December 31, 2022	December 31, 2021	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$653,155	$602,613	$50,542	8.4%
Large loans	979,557	856,699	122,858	14.3%
Retail loans	8,596	8,275	321	3.9%
Total loans originated	$1,641,308	$1,467,587	$173,721	11.8%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Small loans	$23,582	$(11,923)	$(1,866)	$9,793
Large loans	72,558	(10,560)	(3,334)	58,664
Retail loans	(96)	(54)	3	(147)
Product mix	3,654	(2,362)	(1,292)	—
Total increase in interest and fee income	$99,698	$(24,899)	$(6,489)	$68,310

The $68.3 million increase in interest and fee income in 2022 compared to 2021 was primarily driven by growth of our average net finance receivables. This benefit was partially offset by credit tightening on higher-rate loans, the intended product mix

Regional Management Corp. | 2022 Annual Report on Form 10-K | 47

shift toward large loans, the economic environment, and the portfolio composition shift toward higher-credit quality customers with lower interest rates.

Insurance Income, Net. Insurance income, net increased $8.0 million, or 22.6%, to $43.5 million in 2022, from $35.5 million in 2021. The increase was inclusive of revenue reversals of $0.3 million resulting from the loan sale. In both 2022 and 2021, personal property insurance premiums represented the largest component of aggregate earned insurance premiums, and life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Year Ended
Dollars in thousands	December 31, 2022	December 31, 2021	YoY $ B(W)	YoY % B(W)
Earned premiums	$60,190	$53,218	$6,972	13.1%
Claims, reserves, and certain direct expenses	(16,688)	(17,736)	1,048	5.9%
Insurance income, net	$43,502	$35,482	$8,020	22.6%

Earned premiums during 2022 increased by $7.0 million, and claims, reserves, and certain direct expenses decreased by $1.0 million compared to 2021. The increase in earned premiums was primarily due to portfolio growth. The decrease in claims, reserves, and certain direct expenses compared to 2021 was primarily due to decreases in life insurance claims.

Other Income. Other income increased $2.5 million, or 24.3%, to $12.8 million in 2022, from $10.3 million during 2021, primarily due to an increase in interest income from cash reserves of $1.7 million and an increase in late charges of $1.5 million from portfolio growth, partially offset by a decrease in sales of our auto club product of $0.8 million.

Provision for Credit Losses. Our provision for credit losses increased $96.1 million, or 108.0%, to $185.1 million in 2022, from $89.0 million in 2021. The increase was due to an increase in net credit losses of $85.9 million and an increase in the allowance for credit losses of $10.2 million compared to the prior-year period. Certain segments of our higher-risk, higher-rate customers were particularly adversely impacted by inflation in 2022. Earlier in 2022, we eliminated one higher-risk, higher-rate digital affiliate and two higher-risk, higher-rate segments within our direct mail program. Loans originated through the eliminated affiliate and direct mail segments contributed 20 basis points to our contractual delinquency rate as of December 31, 2022, and 80 basis points to our net credit loss ratio in 2022. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. The following table sets forth our allowance for credit losses compared to the related finance receivables as of the end of the periods indicated:

	Allowance for Credit Losses for the Year Ended
Dollars in thousands	December 31, 2022	December 31, 2021
Beginning balance	$159,300	$150,000
Macroeconomic reserve build (release)	3,700	(16,000)
General reserve build due to portfolio change	15,800	25,300
Ending balance	$178,800	$159,300
Allowance for credit losses as a percentage of net finance receivables	10.5%	11.2%

As of December 31, 2022, our allowance for credit losses included $20.7 million of reserves associated with estimated future macroeconomic impacts on credit losses. The allowance for credit losses included a build of $15.8 million associated with portfolio growth (inclusive of an $11.8 million release associated with the loan sale during 2022) compared to a build of $25.3 million associated with portfolio growth in 2021. The allowance for credit losses as a percentage of finance receivables decreased to 10.5% as of December 31, 2022, from 11.2% as of the prior-year period. See Note 4, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our allowance for credit losses.

Net Credit Losses. Net credit losses increased $85.9 million, or 107.8%, to $165.6 million in 2022, from $79.7 million in 2021. The increase was primarily due to higher average net finance receivables, credit normalization, the impact of inflation on our customers, and the net credit losses attributable to the loan sale. Net credit losses as a percentage of average net finance receivables were 10.8% in 2022, compared to 6.6% in 2021. Loans originated through the eliminated affiliate and direct mail

Regional Management Corp. | 2022 Annual Report on Form 10-K | 48

segments contributed 80 basis points to our net credit loss ratio in 2022. The loan sale also increased our net credit loss ratio by 80 basis points in 2022.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables increased to 7.1% as of December 31, 2022, from 6.0% as of December 31, 2021, due to the macroeconomic environment, partially offset by the loan sale benefit of 90 basis points. Contractual delinquencies as a percentage of net finance receivables as of December 31, 2022, included a 20 basis point impact from one higher-risk, higher-rate digital affiliate and two higher-risk, higher-rate segments within our direct mail program that were particularly adversely impacted by inflation.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	December 31, 2022		December 31, 2021
Current	$1,431,502	84.2%	$1,237,165	86.7%
1 to 29 days past due	148,048	8.7%	104,201	7.3%
Delinquent accounts:
30 to 59 days	36,208	2.2%	25,283	1.9%
60 to 89 days	31,352	1.8%	20,395	1.4%
90 to 119 days	24,293	1.4%	15,962	1.0%
120 to 149 days	16,257	1.0%	12,466	0.9%
150 to 179 days	11,733	0.7%	10,785	0.8%
Total contractual delinquency	$119,843	7.1%	$84,891	6.0%
Total net finance receivables	$1,699,393	100.0%	$1,426,257	100.0%

	Contractual Delinquency by Product
Dollars in thousands	December 31, 2022		December 31, 2021
Small loans	$43,703	9.1%	$39,794	8.9%
Large loans	75,349	6.2%	44,348	4.6%
Retail loans	791	8.2%	749	7.1%
Total contractual delinquency	$119,843	7.1%	$84,891	6.0%

General and Administrative Expenses. Our general and administrative expenses increased $27.0 million, or 13.8%, to $222.5 million in 2022 from $195.5 million in 2021. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $21.4 million, or 17.9%, to $141.2 million in 2022, from $119.8 million in 2021. We had several offsetting increases and decreases in personnel expenses during 2022. Labor expenses and incentive costs increased $24.8 million and $0.6 million, respectively, compared to 2021. Capitalized loan origination costs, which reduce personnel expenses, increased by $2.6 million compared to 2021 due to an increase in loans originated.

Occupancy. Occupancy expenses decreased $0.3 million, or 1.3%, to $23.8 million in 2022, from $24.1 million in 2021. The decrease was primarily due to lower branch optimization costs of $0.2 million.

Marketing. Marketing expenses increased $1.0 million, or 6.8%, to $15.4 million in 2022, from $14.4 million in 2021. The increase was primarily due to higher digital marketing costs of $0.9 million and increased activity in our direct mail campaigns of $0.2 million to support growth.

Other Expenses. Other expenses increased $4.9 million, or 13.3%, to $42.1 million in 2022, from $37.2 million in 2021, primarily due to increased investment in digital and technological capabilities of $2.4 million and increased travel expenses of $0.9 million. Additionally, we often experience increases in other expenses including legal and settlement expenses, external fraud, collections expense, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our operating expense ratio decreased by 1.6% to 14.5% during 2022, from 16.1% during 2021. Our operating expense ratio has declined as we have grown our loan portfolio and controlled expense growth.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 49

Interest Expense. Interest expense on debt increased $2.9 million, or 9.2%, to $34.2 million in 2022, from $31.3 million in 2021. The increase was primarily due to an increase in the average balance of our debt facilities, partially offset by a decrease in our average cost of debt. The average cost of debt decreased 0.70% to 2.89% in 2022, from 3.59% in 2021, primarily driven by a $10.4 million increase in the fair value of our interest rate caps and partially offset by increased variable rate funding costs. The average balance of our debt facilities increased to $1.2 billion during 2022, from $873.2 million during 2021.

Income Taxes. Income taxes decreased $9.7 million, or 40.7%, to $14.1 million in 2022, from $23.8 million in 2021. The decrease was primarily due to a $47.2 million decrease in income before taxes compared to 2021. Our effective tax rate increased to 21.6% in 2022, compared to 21.1% in 2021. Fiscal 2022 was impacted by tax benefits from the exercise and vesting of share-based awards and a research and development tax credit. The effective tax rate for 2021 was impacted by the tax benefits from the exercise and vesting of share-based awards and amended state tax returns.

Comparison of the Year Ended December 31, 2021, Versus the Year Ended December 31, 2020

For a comparison of our results of operations for the years ended December 31, 2021 and December 31, 2020, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (which was filed with the Securities and Exchange Commission on March 4, 2022), which is incorporated by reference herein.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of December 31, 2022, we had a funded debt-to-equity ratio (debt divided by total stockholders’ equity) of 4.4 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 17.9%.

Cash and cash equivalents decreased to $3.9 million as of December 31, 2022, from $10.5 million as of December 31, 2021. As of December 31, 2022 and December 31, 2021 we had $97.6 million and $199.2 million, respectively, of immediate availability to draw down cash from our revolving credit facilities. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $555.1 million and $556.8 million as of December 31, 2022 and 2021, respectively. Our total debt increased to $1.4 billion as of December 31, 2022, from $1.1 billion as of December 31, 2021.

A summary of the future material financial obligations requiring repayments as of December 31, 2022 is as follows:

	Future Material Financial Obligations by Period
Dollars in thousands	Next Twelve Months	Beyond Twelve Months	Total
Principal payments on debt obligations	$32,174	$1,320,129	$1,352,303
Interest payments on debt obligations	59,092	97,328	156,420
Operating lease obligations	8,525	35,055	43,580
Total	$99,791	$1,452,512	$1,552,303

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving period maturities of our securitizations and warehouse credit facilities (each as described below within “Financing Arrangements”) range from March 2023 to September 2026. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Share Repurchases and Dividends.

In October 2020, we announced that our Board had authorized a $30.0 million stock repurchase program. In May 2021, we completed the stock repurchase program.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 50

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

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for 2022:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 22	February 9, 2022	February 23, 2022	March 16, 2022	$0.30
2Q 22	May 4, 2022	May 25, 2022	June 15, 2022	$0.30
3Q 22	August 3, 2022	August 24, 2022	September 15, 2022	$0.30
4Q 22	November 1, 2022	November 23, 2022	December 14, 2022	$0.30
Total				$1.20

The Board declared and paid $11.8 million of cash dividends on our common stock during 2022. See Note 19, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for information regarding our quarterly cash dividend following the end of the year.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities in 2022 was $224.3 million, compared to $189.0 million provided by operating activities in 2021, an increase of $35.3 million. The increase was primarily due to the growth in our business described above, which produced an increase in net income, before provision for credit losses.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities in 2022 was $447.3 million, compared to $355.1 million in 2021, an increase in cash used of $92.2 million. The increase in cash used was primarily due to increased originations of finance receivables and the purchase of restricted available-for-sale investments.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. In 2022, net cash provided by financing activities was $205.6 million, compared to net cash provided by financing activities of $243.4 million in 2021, a decrease of $37.8 million. The decrease in cash provided was the result of a $92.9 million net decrease in advances on debt instruments and an increase in cash dividends of $1.8 million, partially offset by a decrease in the repurchase of common stock of $46.8 million, a decrease in taxes paid of $7.0 million, and a decrease in payments for debt issuance costs of $3.3 million.

Financing Arrangements.

Senior Revolving Credit Facility. In November 2022, we amended and restated our senior revolving credit facility to, among other things, decrease the availability under the facility from $500 million to $420 million. Our debt under the senior revolving credit facility was $147.5 million as of December 31, 2022, and the facility matures in September 2024. Excluding the receivables held by our variable interest entities (each, a “VIE”), the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible secured finance receivables.

In September 2022, the Company amended and restated its senior revolving credit facility to replace LIBOR as the benchmark rate for the calculation of interest with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a floor of not less than 0.50%. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month SOFR, with a SOFR floor of not less than 0.50%, plus a 3.00% margin and a benchmark adjustment. The effective interest rate was 7.22% at December 31, 2022. We pay an unused line fee between 0.50% and 1.00% based on the outstanding balance. As of December 31, 2022, we had $49.2 million of immediate availability to draw down cash under the facility and held $3.9 million in unrestricted cash.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 51

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

Variable Interest Entity Debt. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions, including securitizations. The debt arrangements described below are issued by our wholly-owned, bankruptcy-remote, SPEs, which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary.

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $112.2 million and $107.7 million as of December 31, 2022 and 2021, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation. Distribution from the SPEs to the Company are permitted under the debt arrangements.

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

In September 2022, the Company and its wholly-owned SPE, RMR II, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The three-month LIBOR was replaced on October 1, 2022 by three-month SOFR with a floor of 0.25%, plus a 2.35% margin and a benchmark adjustment. The effective interest rate was 7.00% at December 31, 2022. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. RMR II had $20.2 million of immediate availability to draw down cash under the facility. As of December 31, 2022, our debt under the credit facility was $0.2 million.

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

In September 2022, the Company and its wholly-owned SPE, RMR IV, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR IV to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a margin of 2.35% and a benchmark adjustment. The effective interest rate was 6.57% at December 31, 2022. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. As of December 31, 2022, our debt under the credit facility was $18.1 million.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 52

RMR V Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, Regional Management Receivables V, LLC (“RMR V”), entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. In September 2022, we and our wholly owned SPE, RMR V, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR V to, among other things, extend the dates at which the facility converts to an amortizing loan and the termination date to November 2022 and November 2023, respectively (October 2022 and October 2023 prior to the September 2022 amendment). Following a subsequent amendment in November 2022, the amortizing loan conversion date and termination date were extended to November 2024 and November 2025, respectively. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.75% (2.20% prior to the November 2022 amendment). The effective interest rate was 7.62% at December 31, 2022. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. RMR V had $28.1 million of immediate availability to draw down cash under the facility. As of December 31, 2022, our debt under the credit facility was $0.3 million.

RMIT 2020-1 Securitization. In September 2020, we, our wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and our indirect wholly-owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of December 31, 2022. Prior to maturity in October 2030, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period. As of December 31, 2022, our debt under the securitization was $180.2 million.

RMIT 2021-1 Securitization. In February 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, Regional Management Issuance Trust 2021-1 (“RMIT 2021-1”), completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of December 31, 2022. Prior to maturity in March 2031, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period. As of December 31, 2022, our debt under the securitization was $248.9 million.

RMIT 2021-2 Securitization. In July 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, Regional Management Issuance Trust 2021-2 (“RMIT 2021-2”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of December 31, 2022. Prior to maturity in August 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period. As of December 31, 2022, our debt under the securitization was $200.2 million.

RMIT 2021-3 Securitization. In October 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, Regional Management Issuance Trust 2021-3 (“RMIT 2021-3”), completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of December 31, 2022. Prior to maturity in October 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period. As of December 31, 2022, our debt under the securitization was $125.2 million.

RMIT 2022-1 Securitization. In February 2022, we, our wholly-owned SPE, RMR III, and our indirectly wholly-owned SPE, Regional Management Issuance Trust 2022-1 (“RMIT 2022-1”), completed a private offering and sale of $250 million of asset-backed

Regional Management Corp. | 2022 Annual Report on Form 10-K | 53

notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of December 31, 2022. Prior to maturity in March 2032, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period. As of December 31, 2022, our debt under the securitization was $250.4 million.

RMIT 2022-2B Securitization. In October 2022, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, Regional Management Issuance Trust 2022-2B (“RMIT 2022-2B”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate, asset-backed notes by RMIT 2022-2B. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2022-2B. The notes have a revolving period ending in October 2024, with a final maturity date in November 2031. RMR III sold two classes of the asset-backed notes and transferred them to RMIT 2022-2B. The $16.3 million class of the fixed-rate, asset-backed notes was retained by RMR III on the closing date but may be sold in whole or in part. Borrowings under the sold notes bear interest, payable monthly, at an effective interest rate of 7.51% as of December 31, 2022. Prior to maturity in November 2031, we may redeem the sold notes in full, but not in part, at our option on any business day on or after the payment date occurring in November 2024. No payments of principal of the notes will be made during the revolving period. As of December 31, 2022, our debt under the securitization was $184.3 million.

See Note 19, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for information regarding the addition of a revolving credit facility following the end of the fiscal year.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. At December 31, 2022, we were in compliance with all debt covenants.

Restricted Cash Reserve Accounts.

RMR II Revolving Warehouse Credit Facility. The credit agreement governing the RMR II revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of December 31, 2022, the warehouse facility cash reserve requirement totaled $0.2 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.2 million as of December 31, 2022.

RMR IV Revolving Warehouse Credit Facility. The credit agreement governing the RMR IV revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of December 31, 2022, the warehouse facility cash reserve requirement totaled $0.2 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.1 million as of December 31, 2022.

RMR V Revolving Warehouse Credit Facility. The credit agreement governing the RMR V revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of December 31, 2022, the warehouse facility cash reserve requirement totaled $0.4 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $2.3 million as of December 31, 2022.

RMIT 2020-1 Securitization. As required under the transaction documents governing the RMIT 2020-1 securitization, we deposited $1.9 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $13.7 million as of December 31, 2022.

RMIT 2021-1 Securitization. As required under the transaction documents governing the RMIT 2021-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $22.2 million as of December 31, 2022.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 54

RMIT 2021-2 Securitization. As required under the transaction documents governing the RMIT 2021-2 securitization, we deposited $2.1 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $16.5 million as of December 31, 2022.

RMIT 2021-3 Securitization. As required under the transaction documents governing the RMIT 2021-3 securitization, we deposited $1.5 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $16.6 million as of December 31, 2022.

RMIT 2022-1 Securitization. As required under the transaction documents governing the RMIT 2022-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $21.4 million as of December 31, 2022.

RMIT 2022-2B Securitization. As required under the transaction documents governing the RMIT 2022-2B securitization, we deposited $2.3 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $17.2 million as of December 31, 2022.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. As of December 31, 2022, cash reserves for reinsurance were $1.9 million.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 55

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

Due to the judgment and uncertainty in estimating the expected credit losses, we may experience changes to the macroeconomic assumptions within our forecast, as well as changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, allowance as a percentage of net finance receivables, and provision for credit losses. As of December 31, 2022 and December 31, 2021, we had $20.7 million and $17.0 million in macroeconomic reserves, respectively. Potential macroeconomic changes have created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future credit losses from our loan portfolio.

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards moderate recession that would have increased our reserves as of December 31, 2022 by $0.9 million.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 56

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of December 31, 2022, the interest rates on 88% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and three revolving warehouse credit facilities. In September 2022, we amended and restated our senior, RMR II warehouse, and RMR IV warehouse revolving credit facilities, transitioning the benchmark rate for the calculation of interest with a forward-looking term rate from LIBOR to SOFR, effective on October 1, 2022. See Note 11, “Debt” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for information regarding the September 2022 amendments and transition of the benchmark rates. At December 31, 2022, the balances and key terms of the credit facilities were as follows:

Revolving Credit Facility	Balance (in thousands)	Interest Payment Frequency	Rate Type	Floor	Benchmark Adjustment	Margin	Effective Interest Rate
Senior	$147,547	Monthly	1-month SOFR	0.50%	0.10%	3.00%	7.22%
RMR II Warehouse	189	Monthly	3-month SOFR	0.25%	0.25%	2.35%	7.00%
RMR IV Warehouse	18,144	Monthly	1-month SOFR	—	0.10%	2.35%	6.57%
RMR V Warehouse	286	Monthly	Conduit	—	—	2.75%	7.62%
Total	$166,166

We previously purchased interest rate caps to manage the risk associated with LIBOR-based borrowings. These interest rate caps were based on the one-month LIBOR and reimbursed us for the difference when the one-month LIBOR exceeded the strike rate.

In April 2022, we collateralized our interest rate caps. Subsequently, we sold our shorter-duration interest rate cap contracts with a fair value of $14.7 million. These sold interest rate caps had an aggregate notional principal amount of $450.0 million and maturity dates ranging from March 2023 through June 2024. In August 2022, we sold our remaining interest rate caps with a fair value of $5.0 million, having an aggregate notional principal amount of $100.0 million and maturing in 2026. As of December 31, 2022, we no longer maintained interest rate cap protection.

Based on the underlying rates and the outstanding balances at December 31, 2022, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $1.7 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 57

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Regional Management Corp.

Index to Consolidated Financial Statements

Fiscal Year Ended December 31, 2022

Regional Management Corp. | 2022 Annual Report on Form 10-K | 58

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Regional Management Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Regional Management Corp. and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for the year ended December 31, 2022, and the related notes to consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses — Refer to Notes 2 and 4 to the financial statements

The Company’s estimate of expected credit losses in the Company’s loan portfolio is recorded in the allowance for credit losses. The allowance for credit losses is based on historical credit experience, current conditions, and reasonable and supportable economic forecasts. The historical loss experience is adjusted for quantitative and qualitative factors that are not fully reflected in the historical data. In determining its estimate of expected credit losses, the Company evaluates information related to credit metrics, changes in its lending strategies and underwriting practices, and the current and forecasted direction of the economic and business environment. These metrics include, but are not limited to, loan portfolio mix and growth, unemployment, credit loss trends, delinquency trends, changes in underwriting, and operational risks.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 59

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

Given the size of the loan portfolio and the subjective nature of estimating the allowance for credit losses, auditing the allowance for credit losses involved a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for credit losses included the following, among others:

•

We tested the design and operating effectiveness of the relevant controls related to (i) selection of the macroeconomic forecasts, (ii) execution and monitoring of the PG/LGD model, (iii) adjustments made to the historical loss experience for qualitative factors, and (iv) overall calculation and disclosure of the allowance for credit losses.

•

We used our credit specialists to assist us in (i) evaluating the reasonableness of the PG/LGD model and certain assumptions, and (ii) evaluating the reasonableness of design, theory, and logic of the model for estimating expected credit losses.

•	We tested the completeness and accuracy of the data input into the models and assessed the reasonableness of the model’s calculations of probability of default and loss given default.
•

We (i) evaluated the reasonableness of management’s macroeconomic forecast selection, (ii) evaluated the appropriateness and relevance of adjustments made to the historical loss experience for qualitative factors, and (iii) tested the arithmetic accuracy of the calculation of these adjustments.

•	We tested the arithmetic accuracy of the calculation of the overall allowance for credit losses and assessed the reasonableness of the related disclosures.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 24, 2023

We have served as the Company’s auditor since 2022.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 60

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Regional Management Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Regional Management Corp. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Auditor’s Unqualified Report on Financial Statements. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 24, 2023

Regional Management Corp. | 2022 Annual Report on Form 10-K | 61

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Regional Management Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Regional Management Corp. and its subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 62

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

/s/ RSM US LLP

We have served as the Company’s auditor from 2007 through March 4, 2022.

Raleigh, North Carolina

March 4, 2022

Regional Management Corp. | 2022 Annual Report on Form 10-K | 63

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2022 and 2021

(in thousands, except par value amounts)

	2022	2021
Assets
Cash	$3,873	$10,507
Net finance receivables	1,699,393	1,426,257
Unearned insurance premiums	(51,008)	(47,837)
Allowance for credit losses	(178,800)	(159,300)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,469,585	1,219,120
Restricted cash	127,926	138,682
Lease assets	34,521	28,721
Restricted available-for-sale investments	20,416	—
Deferred tax assets, net	13,810	18,420
Property and equipment	14,526	12,938
Intangible assets	12,122	9,517
Other assets	28,208	21,757
Total assets	$1,724,987	$1,459,662
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,355,359	$1,107,953
Unamortized debt issuance costs	(9,512)	(11,010)
Net debt	1,345,847	1,096,943
Lease liabilities	36,712	30,700
Accounts payable and accrued expenses	33,795	49,283
Total liabilities	1,416,354	1,176,926
Commitments and contingencies (Notes 7, 17, and 18)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,330 shares issued and 9,523 shares outstanding at December 31, 2022 and 14,157 shares issued and 9,788 shares outstanding at December 31, 2021)	1,433	1,416
Additional paid-in capital	112,384	104,745
Retained earnings	345,545	306,105
Accumulated other comprehensive loss	(586)	—
Treasury stock (4,807 shares at December 31, 2022 and 4,370 shares at December 31, 2021)	(150,143)	(129,530)
Total stockholders’ equity	308,633	282,736
Total liabilities and stockholders’ equity	$1,724,987	$1,459,662

Regional Management Corp. | 2022 Annual Report on Form 10-K | 64

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$439	$364
Net finance receivables	1,296,078	1,004,954
Allowance for credit losses	(134,708)	(109,898)
Restricted cash	126,017	118,818
Other assets	1,706	4
Total assets	$1,289,532	$1,014,242
Liabilities
Net debt	$1,199,404	$986,223
Accounts payable and accrued expenses	167	71
Total liabilities	$1,199,571	$986,294

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 65

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2022, 2021, and 2020

(in thousands, except per share amounts)

	2022	2021	2020
Revenue
Interest and fee income	$450,854	$382,544	$335,215
Insurance income, net	43,502	35,482	28,349
Other income	12,831	10,325	10,342
Total revenue	507,187	428,351	373,906
Expenses
Provision for credit losses	185,115	89,015	123,810

Personnel	141,243	119,833	109,560
Occupancy	23,809	24,126	22,629
Marketing	15,378	14,405	10,357
Other	42,098	37,150	33,770
Total general and administrative expenses	222,528	195,514	176,316

Interest expense	34,223	31,349	37,852
Income before income taxes	65,321	112,473	35,928
Income taxes	14,097	23,786	9,198
Net income	$51,224	$88,687	$26,730
Net income per common share:
Basic	$5.51	$8.84	$2.45
Diluted	$5.30	$8.33	$2.40
Weighted-average common shares outstanding:
Basic	9,296	10,034	10,930
Diluted	9,656	10,643	11,145

Other comprehensive loss, net of tax:
Unrealized loss on restricted available-for-sale investments	(742)	—	—
Other comprehensive loss, before tax	(742)	—	—
Income taxes related to items of other comprehensive income	156	—	—
Other comprehensive loss, net of tax	(586)	—	—
Total comprehensive income	$50,638	$88,687	$26,730

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 66

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2022, 2021, and 2020

(in thousands)

	Year Ended December 31, 2022
					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2021	14,157	$1,416	$104,745	$306,105	$—	$(129,530)	$282,736
Cash dividends	—	—	—	(11,784)	—	—	(11,784)
Issuance of restricted stock awards	224	22	(22)	—	—	—	—
Exercise of stock options	61	6	—	—	—	—	6
Repurchase of common stock	—	—	—	—	—	(20,613)	(20,613)
Shares withheld related to net share settlement	(112)	(11)	(3,107)	—	—	—	(3,118)
Share-based compensation	—	—	10,768	—	—	—	10,768
Net income	—	—	—	51,224	—	—	51,224
Other comprehensive loss	—	—	—	—	(586)	—	(586)
Balance, December 31, 2022	14,330	$1,433	$112,384	$345,545	$(586)	$(150,143)	$308,633

	Year Ended December 31, 2021
					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2020	13,851	$1,385	$105,483	$227,343	$—	$(62,088)	$272,123
Cash dividends	—	—	—	(9,925)	—	—	(9,925)
Issuance of restricted stock awards	219	22	(22)	—	—	—	—
Exercise of stock options	453	46	—	—	—	—	46
Repurchase of common stock	—	—	—	—	—	(67,442)	(67,442)
Shares withheld related to net share settlement	(366)	(37)	(8,196)	—	—	—	(8,233)
Share-based compensation	—	—	7,399	—	—	—	7,399
Short-swing profit disgorgement	—	—	81	—	—	—	81
Net income	—	—	—	88,687	—	—	88,687
Balance, December 31, 2021	14,157	$1,416	$104,745	$306,105	$—	$(129,530)	$282,736

	Year Ended December 31, 2020
					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2019	13,497	$1,350	$102,678	$248,829	$—	$(50,074)	$302,783
Cash dividends	—	—	—	(2,294)	—	—	(2,294)
Issuance of restricted stock awards	361	36	(36)	—	—	—	—
Exercise of stock options	266	27	—	—	—	—	27
Repurchase of common stock	—	—	—	—	—	(12,014)	(12,014)
Shares withheld related to net share settlement	(273)	(28)	(2,758)	—	—	—	(2,786)
Share-based compensation	—	—	5,599	—	—	—	5,599
Net income	—	—	—	26,730	—	—	26,730
Cumulative effect of accounting standard adoption	—	—	—	(45,922)	—	—	(45,922)
Balance, December 31, 2020	13,851	$1,385	$105,483	$227,343	$—	$(62,088)	$272,123

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 67

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, 2021, and 2020

(in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$51,224	$88,687	$26,730
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	185,115	89,015	123,810
Depreciation and amortization	12,689	11,653	13,308
Amortization of deferred originations fees and costs	(15,843)	(15,776)	(14,966)
Loss on disposal of property and equipment	143	161	180
Share-based compensation	10,768	7,399	5,599
Fair value adjustment on interest rate caps	—	(2,721)	261
Deferred income taxes, net	4,766	(4,299)	676
Changes in operating assets and liabilities:
Increase in unearned insurance premiums	3,171	13,292	5,954
Increase in lease assets	(5,800)	(1,605)	(678)
Increase in other assets	(13,271)	(8,443)	(6,553)
Increase (decrease) in accounts payable and accrued expenses	(14,642)	10,153	9,927
Increase in lease liabilities	6,012	1,499	731
Net cash provided by operating activities	224,332	189,015	164,979
Cash flows from investing activities:
Originations of finance receivables	(1,643,537)	(1,452,634)	(1,072,599)
Repayments of finance receivables	1,228,495	1,104,437	986,263
Purchases of intangible assets	(5,534)	(3,273)	(1,417)
Purchases of property and equipment	(5,874)	(3,588)	(3,933)
Proceeds from disposal of property and equipment	—	—	2
Purchase of restricted available-for-sale investments	(23,974)	—	—
Proceeds from sale of restricted available-for-sale investments	3,130	—	—
Net cash used in investing activities	(447,294)	(355,058)	(91,684)
Cash flows from financing activities:
Advances on revolving credit facilities	1,832,412	1,901,870	1,283,242
Payments on revolving credit facilities	(1,910,717)	(1,985,601)	(1,352,053)
Advances on securitizations	433,720	573,700	180,000
Payments on securitizations	(109,228)	(150,857)	(150,000)
Payments for debt issuance costs	(5,656)	(8,907)	(3,170)
Taxes paid related to net share settlement of equity awards	(2,993)	(9,951)	(1,635)
Short-swing profit disgorgement	—	81	—
Cash dividends	(11,353)	(9,537)	(2,216)
Repurchases of common stock	(20,613)	(67,442)	(12,014)
Net cash provided by (used in) financing activities	205,572	243,356	(57,846)
Net change in cash and restricted cash	(17,390)	77,313	15,449
Cash and restricted cash at beginning of period	149,189	71,876	56,427
Cash and restricted cash at end of period	$131,799	$149,189	$71,876
Supplemental cash flow information:
Interest paid	$40,475	$29,428	$31,993
Income taxes paid	$26,963	$23,077	$7,130
Operating leases paid	$9,071	$9,729	$8,251
Non-cash lease assets and liabilities acquired	$13,493	$9,717	$7,910
Non-cash dividends payable	$431	$388	$78

Regional Management Corp. | 2022 Annual Report on Form 10-K | 68

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	December 31, 2022	December 31, 2021	December 31, 2020
Cash	$3,873	$10,507	$8,052
Restricted cash	127,926	138,682	63,824
Total cash and restricted cash	$131,799	$149,189	$71,876

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 69

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, retail loans, and related payment and collateral protection insurance products. The Company ceased accepting applications for retail loan products, effective November 2022. The Company will continue to own and service its existing portfolio of retail loans. As of December 31, 2022, the Company operated under the name “Regional Finance” online and in branch locations in 18 states across the United States.

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

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company operates through a separate wholly owned subsidiary in each state. The Company also consolidates variable interest entities (each, a “VIE”) when it is considered to be the primary beneficiary of the VIE because it has (i) power over the significant activities of the VIE and (ii) the obligation to absorb losses or the right to receive returns that could be significant to the VIE.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 70

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

Revision: Subsequent to issuance of the September 30, 2021 financial statements, the Company concluded that certain cash flow statement line items should be broken out to reflect cash receipts and cash payments on a gross basis, rather than net. As a result, the net originations of finance receivables, net advances (payments) on senior revolving credit facility, net advances (payments) on revolving warehouse credit facilities, and net advances on securitizations line items have been updated to reflect a gross presentation. The Company also concluded that the amortization of deferred origination fees and costs, accrued interest receivables, and unearned insurance premiums included in the net originations of finance receivables (previously in investing activities) and accrued interest payables included in debt (previously in financing activities) should be included in operating activities. These changes will classify cash flows related to interest received on finance receivables and interest paid on debt as operating activities and cash flows related to net loan origination fees and costs as investing activities. To correct these classification errors, amounts previously reported have been reclassified for the year ended December 31, 2020. Impacts for the year ended December 31, 2020 included a decrease in net cash provided by operating activities of $7.2 million, a decrease in net cash used in investing activities of $6.7 million, and an increase in net cash provided by financing activities of $0.5 million.

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

Loan renewals are a significant piece of new volume and are considered a terminal event of the previous loan. The Company may renew delinquent secured or unsecured loan accounts if the customer meets the Company’s underwriting criteria and it does not appear the cause of past delinquency will affect the customer’s ability to repay the renewed loan.

Allowance for credit losses: The Financial Accounting Standards Board (the “FASB”) issued an accounting update in June 2016 to change the impairment model for estimating credit losses on financial assets. The previous incurred loss impairment model required the recognition of credit losses when it was probable that a loss had been incurred. The incurred loss model was replaced by the current expected credit loss (“CECL”) model, which requires entities to estimate the lifetime expected credit loss on financial instruments and to record an allowance to offset the amortized cost basis of the financial asset. The CECL model requires earlier recognition of credit losses as compared to the incurred loss approach. The Company adopted this standard effective January 1, 2020.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 71

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

Reasonable and supportable macroeconomic forecasts are required for the Company’s allowance for credit loss model. The Company engaged a major rating service to assist with compiling a reasonable and supportable forecast. The Company reviews macroeconomic forecasts to use in its allowance for credit losses. The Company adjusts the historical loss experience by relevant qualitative factors for these expectations. The Company does not require reversion adjustments, as the contractual lives of its portfolio are shorter than its available forecast periods.

The Company charges credit losses against the allowance for all products when an account reaches 180 days contractually delinquent, subject to certain exceptions. The Company’s customer accounts without a lien on a vehicle in a confirmed bankruptcy are charged off in the month following the bankruptcy notification or at 60 days contractually delinquent, subject to certain exceptions. Deceased borrower accounts are charged off in the month following the proper notification of passing, with the exception of borrowers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 72

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

Restricted available-for-sale investments: The Company classifies its investments in debt securities that were purchased with the Company’s restricted cash as restricted available-for-sale investments and carries the investments at fair value. Unrealized gains and losses, net of taxes, are excluded from earnings and reported in other comprehensive income or loss until realized. The unrealized gains and losses, net of taxes, are recorded on the consolidated balance sheet in accumulated other comprehensive income or loss in stockholders’ equity. Realized gains and losses from the sale of available-for-sale investments are specifically identified and reclassified from accumulated other comprehensive income or loss and included within earnings on the consolidated statements of comprehensive income.

Derivative instruments: The Company held derivative instruments in the form of interest rate caps for the purpose of mitigating a portion of its exposure to interest rate risk. Derivative instruments are recorded at fair value and included in other assets, with their resulting gains or losses recognized in interest expense. Changes in fair value are reported as an adjustment to net income in computing cash flows from operating activities.

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

The Company recognizes income on credit life insurance, credit personal property insurance, and vehicle single interest insurance using the sum-of-the-years’ digits or straight-line methods over the terms of the policies. The Company recognizes income on credit accident and health insurance using the average of the sum-of-the-years’ digits and the straight-line methods over the terms of the policies. The Company recognizes income on credit involuntary unemployment insurance using the straight-line method over the terms of the policies. Rebates are computed using statutory methods, which in many cases match the GAAP method, and where it does not match, the difference between the GAAP method and the statutory method is recognized in income at the time of rebate. Fee income for non-file insurance is recognized using the sum-of-the-years’ digits method over the loan term.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 73

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

The Company recognizes the tax benefits or deficiencies from the exercise or vesting of share-based awards in the income tax line of the consolidated statements of comprehensive income, in the period of exercise or vesting.

Earnings per share: Earnings per share have been computed based on dividing net income by the weighted-average number of common shares outstanding during each reporting period presented. Common shares issuable upon the exercise of share-based compensation, which are computed using the treasury stock method, are included in the computation of diluted earnings per share. The Company uses the treasury stock method to calculate the effect of outstanding awards, by computing total employee proceeds as the sum of the amount employees must pay upon exercise of the awards and the amount of unearned share-based compensation costs attributable to future services.

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

Note 3. Concentrations of Credit Risk

Customers living in Texas, North Carolina, and South Carolina accounted for 34%, 15%, and 11%, respectively, of the Company’s net finance receivables as of December 31, 2022. Given the primary concentration of the Company’s portfolio of finance receivables in these states, such customers’ ability to honor their installment contracts may be affected by economic conditions in these states.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 74

Note 4. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

	December 31,
Dollars in thousands	2022	2021
Small loans	$481,605	$445,023
Large loans	1,208,185	970,694
Retail loans	9,603	10,540
Net finance receivables	$1,699,393	$1,426,257

Net finance receivables included net deferred origination fees of $16.0 million and $14.2 million as of December 31, 2022 and 2021, respectively.

The credit quality of the Company’s finance receivable portfolio is dependent on the Company’s ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as it grows its portfolio. The allowance for credit losses uses FICO scores and delinquency as key data points in estimating the allowance. The Company uses six FICO band categories to assess FICO scores. The first three FICO band categories include subprime FICO scores below 620. The fourth and fifth FICO band categories include near-prime FICO scores ranging from 620 to 659. The sixth FICO band category includes prime FICO scores of 660 or higher.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 75

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2022 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2022	2021	2020	2019	2018	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$63,362	$10,842	$1,388	$246	$47	$7	$75,892
2	41,683	6,785	664	56	26	2	49,216
3	53,444	7,659	520	39	—	1	61,663
4	62,609	8,980	544	33	—	1	72,167
5	71,448	10,650	505	22	—	—	82,625
6	119,199	19,886	929	28	—	—	140,042
Total small loans	$411,745	$64,802	$4,550	$424	$73	$11	$481,605
Large Loans:
FICO Band
1	$60,836	$20,653	$7,219	$3,286	$826	$539	$93,359
2	41,174	15,955	4,044	1,409	111	121	62,814
3	112,336	44,805	8,637	2,811	172	137	168,898
4	150,559	57,913	12,063	3,931	152	67	224,685
5	150,793	59,154	13,060	3,735	172	37	226,951
6	290,648	109,931	24,038	6,552	263	46	431,478
Total large loans	$806,346	$308,411	$69,061	$21,724	$1,696	$947	$1,208,185
Retail Loans:
FICO Band
1	$8	$7	$28	$12	$4	$3	$62
2	475	92	9	10	—	—	586
3	1,310	599	71	14	1	3	1,998
4	1,389	979	263	28	2	4	2,665
5	1,083	775	218	27	3	5	2,111
6	1,123	802	224	31	—	1	2,181
Total retail loans	$5,388	$3,254	$813	$122	$10	$16	$9,603
Total Loans:
FICO Band
1	$124,206	$31,502	$8,635	$3,544	$877	$549	$169,313
2	83,332	22,832	4,717	1,475	137	123	112,616
3	167,090	53,063	9,228	2,864	173	141	232,559
4	214,557	67,872	12,870	3,992	154	72	299,517
5	223,324	70,579	13,783	3,784	175	42	311,687
6	410,970	130,619	25,191	6,611	263	47	573,701
Total loans	$1,223,479	$376,467	$74,424	$22,270	$1,779	$974	$1,699,393

Regional Management Corp. | 2022 Annual Report on Form 10-K | 76

Net finance receivables by product, FICO band, and origination year as of December 31, 2021 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2021	2020	2019	2018	2017	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$71,720	$11,243	$2,202	$208	$44	$6	$85,423
2	48,507	5,805	856	33	11	3	55,215
3	52,113	6,278	764	24	5	1	59,185
4	56,631	6,834	689	31	8	1	64,194
5	57,058	8,484	615	14	2	1	66,174
6	96,149	17,837	835	7	3	1	114,832
Total small loans	$382,178	$56,481	$5,961	$317	$73	$13	$445,023
Large Loans:
FICO Band
1	$41,865	$19,447	$9,940	$2,714	$1,374	$649	$75,989
2	40,795	12,814	4,815	594	255	171	59,444
3	112,048	26,041	11,398	1,412	372	118	151,389
4	136,901	34,382	14,890	1,622	284	50	188,129
5	130,375	34,278	14,021	1,730	165	68	180,637
6	229,184	59,579	23,054	2,998	235	56	315,106
Total large loans	$691,168	$186,541	$78,118	$11,070	$2,685	$1,112	$970,694
Retail Loans:
FICO Band
1	$19	$137	$207	$25	$1	$2	$391
2	161	86	150	13	1	—	411
3	1,177	338	156	17	4	4	1,696
4	1,699	840	363	56	4	2	2,964
5	1,415	678	337	46	7	1	2,484
6	1,563	702	295	30	2	2	2,594
Total retail loans	$6,034	$2,781	$1,508	$187	$19	$11	$10,540
Total Loans:
FICO Band
1	$113,604	$30,827	$12,349	$2,947	$1,419	$657	$161,803
2	89,463	18,705	5,821	640	267	174	115,070
3	165,338	32,657	12,318	1,453	381	123	212,270
4	195,231	42,056	15,942	1,709	296	53	255,287
5	188,848	43,440	14,973	1,790	174	70	249,295
6	326,896	78,118	24,184	3,035	240	59	432,532
Total loans	$1,079,380	$245,803	$85,587	$11,574	$2,777	$1,136	$1,426,257

Regional Management Corp. | 2022 Annual Report on Form 10-K | 77

The contractual delinquency of the net finance receivable portfolio by product and aging for the periods indicated are as follows:

	December 31, 2022
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$388,978	80.7%	$1,034,981	85.7%	$7,543	78.6%	$1,431,502	84.2%
1 to 29 days past due	48,924	10.2%	97,855	8.1%	1,269	13.2%	148,048	8.7%
Delinquent accounts
30 to 59 days	13,144	2.8%	22,712	1.8%	352	3.7%	36,208	2.2%
60 to 89 days	12,251	2.5%	18,828	1.6%	273	2.8%	31,352	1.8%
90 to 119 days	8,714	1.8%	15,427	1.3%	152	1.6%	24,293	1.4%
120 to 149 days	5,572	1.2%	10,675	0.9%	10	0.1%	16,257	1.0%
150 to 179 days	4,022	0.8%	7,707	0.6%	4	0.0%	11,733	0.7%
Total delinquency	$43,703	9.1%	$75,349	6.2%	$791	8.2%	$119,843	7.1%
Total net finance receivables	$481,605	100.0%	$1,208,185	100.0%	$9,603	100.0%	$1,699,393	100.0%
Net finance receivables in nonaccrual status	$20,810	4.3%	$39,039	3.2%	$212	2.2%	$60,061	3.5%

	December 31, 2021
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$366,775	82.5%	$861,855	88.8%	$8,535	81.0%	$1,237,165	86.7%
1 to 29 days past due	38,454	8.6%	64,491	6.6%	1,256	11.9%	104,201	7.3%
Delinquent accounts
30 to 59 days	11,244	2.5%	13,777	1.5%	262	2.5%	25,283	1.9%
60 to 89 days	9,436	2.1%	10,788	1.1%	171	1.6%	20,395	1.4%
90 to 119 days	7,868	1.8%	7,971	0.8%	123	1.2%	15,962	1.0%
120 to 149 days	5,897	1.3%	6,480	0.7%	89	0.8%	12,466	0.9%
150 to 179 days	5,349	1.2%	5,332	0.5%	104	1.0%	10,785	0.8%
Total delinquency	$39,794	8.9%	$44,348	4.6%	$749	7.1%	$84,891	6.0%
Total net finance receivables	$445,023	100.0%	$970,694	100.0%	$10,540	100.0%	$1,426,257	100.0%
Net finance receivables in nonaccrual status	$21,285	4.8%	$23,495	2.4%	$390	3.7%	$45,170	3.2%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. The Company reversed $20.2 million and $8.9 million of accrued interest as a reduction of interest and fee income for the year ended December 31, 2022 and 2021, respectively.

The following table illustrates the impacts to the allowance for credit losses for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2022	2021
Beginning balance	$159,300	$150,000
Macroeconomic reserve build (release)	3,700	(16,000)
General reserve build due to portfolio change	15,800	25,300
Ending balance	$178,800	$159,300
Allowance for credit losses as a percentage of net finance receivables	10.5%	11.2%

The increase in our allowance for credit losses during the year ended December 31, 2022 was due to the incremental increase in reserves of $15.8 million related to portfolio growth and an increase of $3.7 million based on the macroeconomic model forecast. The increase in our allowance for credit losses during year ended December 31, 2021 was primarily due to the $25.3 million incremental increase in reserves as a result of portfolio growth, mostly offset by a $16.0 million decrease based on the macroeconomic model forecast.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 78

As of December 31, 2022 and 2021, the allowance for credit losses included reserves associated with future macroeconomic impacts on credit losses of $20.7 million and $17.0 million, respectively. We may experience changes within our economic forecast, as well as changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses and provision for credit losses.

The following is a reconciliation of the allowance for credit losses by product for the years ended December 31, 2022, 2021, and 2020:

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2022	$61,294	$96,494	$1,512	$159,300
Provision for credit losses	76,513	106,925	1,677	185,115
Credit losses	(82,842)	(87,236)	(1,985)	(172,063)
Recoveries	2,950	3,409	89	6,448
Ending balance at December 31, 2022	$57,915	$119,592	$1,293	$178,800
Net finance receivables at December 31, 2022	$481,605	$1,208,185	$9,603	$1,699,393
Allowance as percentage of net finance receivables at December 31, 2022	12.0%	9.9%	13.5%	10.5%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2021	$59,410	$88,058	$2,532	$150,000
Provision for credit losses	40,982	47,775	258	89,015
Credit losses	(40,922)	(41,379)	(1,351)	(83,652)
Recoveries	1,824	2,040	73	3,937
Ending balance at December 31, 2021	$61,294	$96,494	$1,512	$159,300
Net finance receivables at December 31, 2021	$445,023	$970,694	$10,540	$1,426,257
Allowance as percentage of net finance receivables at December 31, 2021	13.8%	9.9%	14.3%	11.2%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2020	$30,588	$29,968	$1,644	$62,200
Impact of CECL adoption	24,185	34,149	1,766	60,100
Provision for credit losses	57,271	64,889	1,650	123,810
Credit losses	(55,144)	(43,030)	(2,662)	(100,836)
Recoveries	2,510	2,082	134	4,726
Ending balance at December 31, 2020	$59,410	$88,058	$2,532	$150,000
Net finance receivables at December 31, 2020	$403,062	$719,099	$14,098	$1,136,259
Allowance as percentage of net finance receivables at December 31, 2020	14.7%	12.2%	18.0%	13.2%

The Company classifies a loan as a TDR finance receivable when the Company modifies a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grants a concession that it would not otherwise consider.

The amount of TDR net finance receivables and the related TDR allowance for credit losses for the periods indicated are as follows:

	December 31, 2022		December 31, 2021
Dollars in thousands	TDR Net Finance Receivables	TDR Allowance for Credit Losses	TDR Net Finance Receivables	TDR Allowance for Credit Losses
Small loans	$3,884	$1,008	$3,232	$1,204
Large loans	16,421	4,118	12,930	3,987
Retail loans	46	16	60	20
Total	$20,351	$5,142	$16,222	$5,211

Regional Management Corp. | 2022 Annual Report on Form 10-K | 79

The following table provides the number and amount of net finance receivables modified and classified as TDRs during the periods presented:

	Year Ended December 31,
	2022		2021		2020
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	3,651	$6,920	2,522	$4,761	4,074	$12,677
Large loans	3,554	20,537	2,123	11,303	2,705	8,562
Retail loans	15	37	7	14	28	105
Total	7,220	$27,494	4,652	$16,078	6,807	$21,344

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

The following table provides the number of accounts and balance of finance receivables that subsequently defaulted within the periods indicated (that were modified as a TDR in the preceding 12 months). The Company defines payment default as 90 days past due for this disclosure. The respective amounts and activity for the periods indicated are as follows:

	Year Ended December 31,
	2022		2021		2020
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	1,365	$2,712	950	$1,740	1,846	$3,266
Large loans	1,307	7,704	712	3,719	1,129	5,641
Retail loans	6	16	5	9	34	57
Total	2,678	$10,432	1,667	$5,468	3,009	$8,964

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

Note 5. Restricted Available-for-Sale Investments

The following table reconciles the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted available-for-sale investments as of the periods indicated:

	December 31, 2022
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$21,158	$—	$(742)	$20,416

December 31, 2021
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$—	$—	$—	$—

The following table includes the gross unrealized losses and estimated fair values of restricted available-for-sale investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$20,416	$(742)	$—	$—	$20,416	$(742)

Regional Management Corp. | 2022 Annual Report on Form 10-K | 80

December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$—	$—	$—	$—	$—	$—

The restricted available-for-sale investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $0.3 million as of December 31, 2022. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted available-for-sale investments. Changes in fair value are the result of recent increases in interest rates by the Federal Reserve that occurred after the purchase of the investments.

The following table includes the amortized cost and estimated fair values of restricted available-for-sale investments by contractual maturity as of the periods indicated:

	December 31, 2022		December 31, 2021
Dollars in thousands	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$2,116	$2,084	$—	$—
Due within one year to five years	19,042	18,332	—	—
Due within five years to ten years	—	—	—	—
Due after ten years	—	—	—	—
Total restricted available-for-sale investments	$21,158	$20,416	$—	$—

The following table includes the proceeds from sold or matured restricted available-for-sale investments for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2022	2021
Proceeds from sale of restricted available-for-sale investments	$3,130	$—

The Company had no gross realized gains or losses during the years ended December 31, 2022, 2021, and 2020, respectively.

Note 6. Property and Equipment

For the periods indicated, property and equipment consisted of the following:

	December 31,
Dollars in thousands	2022	2021
Furniture, fixtures, and equipment	$27,011	$24,348
Leasehold improvements	15,272	13,503
Property and equipment cost	42,283	37,851
Less accumulated depreciation	27,757	24,913
Property and equipment, net of accumulated depreciation	$14,526	$12,938

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 totaled $4.1 million, $4.5 million, and $5.0 million, respectively.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 81

Note 7. Leases

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

Future maturities of the Company’s operating lease liabilities are as follows:

Dollars in thousands	December 31, 2022
2023	$8,525
2024	8,591
2025	6,815
2026	5,195
2027	3,963
Thereafter	10,491
Total future minimum lease payments	43,580
Present value adjustment	(6,868)
Operating lease liability	$36,712

The Company’s operating and short-term lease expenses are presented below:

	Year Ended December 31,
Dollars in thousands	2022	2021	2020
Operating leases	$9,457	$9,573	$8,268
Short-term leases	745	648	381
Total lease expense	$10,202	$10,221	$8,649

The Company’s weighted-average remaining lease term and discount rate for the periods indicated are as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	6.1	5.9
Weighted-average discount rate	5.46%	4.66%

Rent expense for the years ended December 31, 2022, 2021, and 2020 equaled $10.2 million, $10.2 million, and $8.8 million, respectively. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance on properties that it leases.

Note 8. Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets:

	December 31, 2022			December 31, 2021
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software	$25,363	$(13,957)	$11,406	$19,829	$(11,028)	$8,801
Goodwill	950	(234)	716	950	(234)	716
Total intangible assets	$26,313	$(14,191)	$12,122	$20,779	$(11,262)	$9,517

Regional Management Corp. | 2022 Annual Report on Form 10-K | 82

Intangible amortization expense for the years ended December 31, 2022, 2021, and 2020 totaled $2.9 million, $2.4 million, and $2.2 million, respectively. As of December 31, 2022, the Company’s weighted-average amortization period for software was 6.0 years. The following table sets forth the future amortization of software:

Dollars in thousands	Amount
2023	$3,475
2024	2,658
2025	1,590
2026	1,138
2027	940
Thereafter	1,605
Total	$11,406

The Company performs an annual impairment test on goodwill during the fourth quarter of each fiscal year. There were no goodwill additions or impairment losses for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 9. Other Assets

Other assets include the following as of the periods indicated:

	December 31,
Dollars in thousands	2022	2021
Prepaid expenses	$10,429	$8,675
Income tax receivable	8,598	—
Card payments receivable	5,118	2,727
Credit insurance receivable	2,748	2,906
Interest rate caps	—	6,586
Other	1,315	863
Total other assets	$28,208	$21,757

Note 10. Interest Rate Caps

The Company previously purchased interest rate cap contracts to manage the risk associated with LIBOR-based borrowings. Each contract was collateralizable and contained a strike rate against the one-month LIBOR. When the one-month LIBOR exceeded the strike rate, the counterparty remitted to the Company for the excess over the strike rate. No payment was required by the Company or the counterparty when the one-month LIBOR was below the strike rate.

In April 2022, the Company collateralized its interest rate caps. Subsequently, the Company sold its shorter-duration interest rate cap contracts with a fair value of $14.7 million. These sold interest rate caps had an aggregate notional principal amount of $450.0 million and maturity dates ranging from March 2023 through June 2024. In August 2022, the Company sold its remaining interest rate cap contracts with a fair value of $5.0 million, having an aggregate notional principal amount of $100.0 million and maturing in 2026. As of December 31, 2022, the Company no longer maintains interest rate cap protections.

The following is a summary of changes in fair value of the interest rate caps (included in other assets) for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2022	2021	2020
Balance at beginning of period	$6,586	$265	$—
Purchases	—	3,600	526
Sales	(19,720)	—	—
Fair value adjustment included as an (increase) decrease in interest expense	13,134	2,721	(261)
Balance at end of period	$—	$6,586	$265

Regional Management Corp. | 2022 Annual Report on Form 10-K | 83

The following table provides information regarding the offsetting of interest rate caps and cash collateral received or paid as of the periods indicated:

Dollars in thousands	December 31, 2022	December 31, 2021
Interest rate caps	$—	$6,586
Cash collateral received	—	—
Net asset in the consolidated balance sheet	$—	$6,586

For additional information on the Company’s interest rate caps, see Note 13, “Disclosure About Fair Value of Financial Instruments.”

Note 11. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	December 31, 2022			December 31, 2021
Dollars in thousands	Debt	Unamortized Debt Issuance Costs	Net Debt	Debt	Unamortized Debt Issuance Costs	Net Debt
Senior revolving credit facility	$147,547	$(1,104)	$146,443	$112,065	$(1,345)	$110,720
RMR II revolving warehouse credit facility (1)	189	—	189	52,469	(1,393)	51,076
RMR IV revolving warehouse credit facility	18,144	(338)	17,806	20,071	(531)	19,540
RMR V revolving warehouse credit facility (1)	286	—	286	59,451	(516)	58,935
RMIT 2019-1 securitization	—	—	—	109,373	(464)	108,909
RMIT 2020-1 securitization	180,214	(618)	179,596	180,214	(1,442)	178,772
RMIT 2021-1 securitization	248,916	(985)	247,931	248,916	(1,830)	247,086
RMIT 2021-2 securitization	200,192	(1,534)	198,658	200,192	(1,962)	198,230
RMIT 2021-3 securitization	125,202	(1,178)	124,024	125,202	(1,527)	123,675
RMIT 2022-1 securitization	250,374	(1,841)	248,533	—	—	—
RMIT 2022-2B securitization	184,295	(1,914)	182,381	—	—	—
Total	$1,355,359	$(9,512)	$1,345,847	$1,107,953	$(11,010)	$1,096,943
Unused amount of revolving credit facilities (subject to borrowing base)	$555,117			$556,812

(1)  Unamortized debt issuance costs related to the RMR II and RMR V revolving credit facilities as of December 31, 2022 were $0.9 thousand and $0.4 thousand, respectively. These amounts are presented within other assets in the consolidated balance sheets.

Senior Revolving Credit Facility: In November 2022, the Company amended and restated its senior revolving credit facility to, among other things, decrease the availability under the facility from $500 million to $420 million. The senior revolving credit facility matures in September 2024. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible secured finance receivables (57% of eligible secured finance receivables as of December 31, 2022).

In September 2022, the Company amended and restated its senior revolving credit facility to replace LIBOR as the benchmark rate for the calculation of interest with a forward-looking term rate based on the secured overnight financing rate (“SOFR”) or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a floor of not less than 0.50%, plus a 3.00% margin and a benchmark adjustment. The effective interest rate was 7.22% at December 31, 2022. The Company pays an unused commitment fee between 0.50% and 1.00% based upon the average outstanding balance. As of December 31, 2022, the Company had $49.2 million of immediate available liquidity to draw down cash under the facility and held $3.9 million in unrestricted cash.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 84

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $112.2 million and $107.7 million as of December 31, 2022 and 2021, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

In September 2022, the Company and its wholly-owned SPE, RMR II, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The three-month LIBOR was replaced on October 1, 2022 by three-month SOFR with a floor of 0.25%, plus a 2.35% margin and a benchmark adjustment. The effective interest rate was 7.00% at December 31, 2022. RMR II pays an unused commitment fee between 0.35% and 0.85% based upon the average daily utilization of the facility. RMR II had $20.2 million of immediate availability to draw down cash under the facility and held $0.2 million in restricted cash reserves as of December 31, 2022 to satisfy provisions of the credit agreement.

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

In September 2022, the Company and its wholly-owned SPE, RMR IV, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR IV to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a margin of 2.35% and a benchmark adjustment. The effective interest rate was 6.57% at December 31, 2022. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. RMR IV held $0.2 million in restricted cash reserves as of December 31, 2022 to satisfy provisions of the credit agreement.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 85

RMR V Revolving Warehouse Credit Facility: In September 2022, the Company and its wholly owned SPE, Regional Management Receivables V, LLC (“RMR V”), amended and restated the credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V to extend the date at which the facility converts to an amortizing loan and the termination date to November 2022 and November 2023, respectively (October 2022 and October 2023, respectively, prior to the September 2022 amendment). Following a subsequent amendment in November 2022, the amortizing loan conversion date and termination date were extended to November 2024 and November 2025, respectively. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.75% (2.20% prior to the November 2022 amendment). The effective interest rate was 7.62% at December 31, 2022. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. RMR V had $28.1 million of immediate availability to draw down cash under the facility and held $0.4 million in restricted cash reserves as of December 31, 2022 to satisfy provisions of the credit agreement.

RMIT 2020-1 Securitization: In September 2020, the Company, its wholly owned SPE, RMR III, and the Company’s indirect wholly owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of December 31, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of December 31, 2022. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-1 Securitization: In February 2021, the Company, its wholly owned SPE, RMR III, and the Company’s indirect wholly owned SPE, Regional Management Issuance Trust 2021-1 (“RMIT 2021-1”), completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. RMIT 2021-1 held $2.6 million in restricted cash reserves as of December 31, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of December 31, 2022. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-2 Securitization: In July 2021, the Company, its wholly owned SPE, RMR III, and the Company’s indirect wholly owned SPE, Regional Management Issuance Trust 2021-2 (“RMIT 2021-2”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. RMIT 2021-2 held $2.1 million in restricted cash reserves as of December 31, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of December 31, 2022. Prior to maturity in August 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 86

RMIT 2021-3 Securitization: In October 2021, the Company, its wholly owned SPE, RMR III, and the Company’s indirect wholly owned SPE, Regional Management Issuance Trust 2021-3 (“RMIT 2021-3”), completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate, asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. RMIT 2021-3 held $1.5 million in restricted cash reserves as of December 31, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of December 31, 2022. Prior to maturity in October 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-1 Securitization: In February 2022, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2022-1 (“RMIT 2022-1”), completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. RMIT 2022-1 held $2.6 million in restricted cash reserves as of December 31, 2022 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of December 31, 2022. Prior to maturity in March 2032, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-2B Securitization: In October 2022, the Company, its wholly-owned SPE, RMR III, and its indirect wholly-owned SPE, Regional Management Issuance Trust 2022-2B (“RMIT 2022-2B”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate, asset-backed notes by RMIT 2022-2B. The asset-backed notes were secured by finance receivables and other related assets that RMR III purchased from the Company and have a revolving period ending in October 2024, with a final maturity date in November 2031. RMR III sold two classes of the asset-backed notes and transferred them to RMIT 2022-2B. RMIT 2022-2B held $2.3 million in restricted cash reserves as of December 31, 2022 to satisfy provisions of the transaction documents. Borrowings under the sold notes bear interest, payable monthly, at an effective interest rate of 7.51% as of December 31, 2022. The $16.3 million class of the fixed-rate, asset-backed notes was retained by RMR III on the closing date but may be sold in whole or in part. Prior to maturity in November 2031, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2024. No payments of principal of the notes will be made during the revolving period.

See Note 19, “Subsequent Events,” for information regarding the addition of a revolving credit facility following the end of the fiscal year.

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. At December 31, 2022, the Company was in compliance with all debt covenants.

The following is a summary of estimated future principal payments required on outstanding debt:

Dollars in thousands	Amount
2023	$32,174
2024	414,718
2025	382,584
2026	272,113
2027	202,474
Thereafter	48,240
Total	$1,352,303

Note 12. Stockholders’ Equity

Stock repurchase program: In October 2020, the Company announced that its Board of Directors (the “Board”) had authorized a $30.0 million stock repurchase program. In May 2021, the Company completed the stock repurchase program, having repurchased a total of 952 thousand shares of common stock.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 87

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

The following is a summary of the Company’s repurchased shares of common stock for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2022	2021	2020
Common stock repurchased	437	1,450	435
Weighted-average cost per share	$47.14	$46.47	$27.58
Total cost of common stock repurchased	$20,613	$67,442	$12,014

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Dividends declared per common share	$1.20	$0.95	$0.20

See Note 19, “Subsequent Events,” for information regarding the Company’s cash dividend following the end of the fiscal year.

Note 13. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and restricted cash: Cash and restricted cash is recorded at cost, which approximates fair value due to its generally short maturity and highly liquid nature.

Restricted available-for-sale investments: The fair value of U.S. Treasury securities are priced using an external pricing service which the Company corroborates using a secondary external vendor.

Net finance receivables: The Company determines the fair value of net finance receivables using a discounted cash flows methodology. The application of this methodology requires the Company to make certain estimates and judgments. These estimates and judgments include, but are not limited to, prepayment rates, default rates, loss severity, and risk-adjusted discount rates.

Interest rate caps: As of September 30, 2022, the Company no longer maintains interest rate cap protections. Prior to the sale of the Company’s interest rate caps, the fair value of the interest rate caps was estimated using a pricing model that incorporates market observable inputs such as current interest rates, forward yield curves, and implied volatility. The Company also considers collateral and master netting agreements that mitigate credit exposure to counterparties in determining the counterparty credit risk valuation adjustment. For additional information on the Company’s interest rate caps, see Note 10, “Interest Rate Caps.”

Debt: The Company estimates the fair value of debt based on an index of similar financial instruments (credit facilities) and projected cash flows from the underlying collateralized finance receivables (securitizations), each discounted using a risk-adjusted discount rate.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 88

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	December 31, 2022		December 31, 2021
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$3,873	$3,873	$10,507	$10,507
Restricted cash	127,926	127,926	138,682	138,682
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,469,585	1,554,794	1,219,120	1,323,988
Liabilities
Level 3
Debt	1,355,359	1,219,832	1,107,953	1,098,625

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	December 31, 2022		December 31, 2021
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2
Restricted available-for-sale investments	20,416	20,416	—	—
Interest rate caps	—	—	6,586	6,586

As of the periods indicated above, there were no financial assets or liabilities measured at fair value on a non-recurring basis.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 89

Note 14. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as required by individual states in which it operates. The Company is generally no longer subject to federal, state, or local income tax examinations by taxing authorities before 2019, though the Company remains subject to examination for the Texas tax return for the 2018 tax year.

Income tax expense attributable to total income before income taxes consists of the following for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2022	2021	2020
Current:
Federal	$7,383	$24,735	$5,874
State and local	1,948	3,350	2,648
	9,331	28,085	8,522
Deferred:
Federal	5,247	(4,169)	585
State and local	(481)	(130)	91
	4,766	(4,299)	676
Total	$14,097	$23,786	$9,198

Income tax expense differed from the amount computed by applying the federal income tax rate to total income before income taxes as a result of the following:

	Year Ended December 31,
	2022		2021		2020
Dollars in thousands	$	%	$	%	$	%
Federal tax expense at statutory rate	$13,717	21.0%	$23,619	21.0%	$7,545	21.0%
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	1,134	1.7%	2,620	2.3%	1,086	3.0%
Non-deductible compensation	627	1.0%	672	0.6%	837	2.3%
Excess tax benefits from share-based awards	(344)	(0.5)%	(2,711)	(2.4)%	(93)	(0.3)%
Research and development	(1,222)	(1.9)%	—	—	—	—
Other	185	0.3%	(414)	(0.4)%	(177)	(0.4)%
Total tax expense	$14,097	21.6%	$23,786	21.1%	$9,198	25.6%

Regional Management Corp. | 2022 Annual Report on Form 10-K | 90

Net deferred tax assets and liabilities consist of the following as of the periods indicated:

	December 31,
Dollars in thousands	2022	2021
Deferred tax assets:
Allowance for credit losses	$41,877	$37,179
Lease liability	8,782	7,223
Unearned insurance commissions	8,345	7,930
Share-based compensation	2,512	1,942
Accrued expenses	2,081	3,949
Research and experimental expenditures	2,060	—
State net operating loss carryforward	1,478	310
Unearned premium reserves	653	517
CARES Act payroll tax deferral	—	349
Other	222	154
Gross deferred tax assets	68,010	59,553
Deferred tax liabilities:
Fair market value adjustment of net finance receivables	37,415	26,995
Lease assets	8,268	6,763
Depreciation and software amortization	4,076	3,779
Deferred loan costs	3,282	2,581
Prepaid expenses	1,159	899
Other	—	116
Gross deferred tax liabilities	54,200	41,133
Net deferred tax asset	$13,810	$18,420

The Company had a state net operating loss carryforward of approximately $46.4 million as of December 31, 2022. These carryforwards are available to offset future taxable income. If not used, the carryforward will expire beginning in 2032.

Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, based solely on the technical merits of the position. At December 31, 2022, the Company had $0.4 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax line of the consolidated statements of comprehensive income. During the year ended 2022, the Company recognized approximately $19 thousand of interest and penalties.

The following schedule reconciles unrecognized tax positions for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2022	2021	2020
Balance at January 1	$—	$—	$815
Additions based on tax positions related to the current year	233	—	—
Additions for tax positions of prior years	181	—	—
Reductions for tax positions of prior years	—	—	(815)
Settlements	—	—	—
Balance at December 31	$414	$—	$—

Regional Management Corp. | 2022 Annual Report on Form 10-K | 91

Note 15. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2022	2021	2020
Numerator:
Net income	$51,224	$88,687	$26,730
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,296	10,034	10,930
Effect of dilutive securities	360	609	215
Weighted-average shares adjusted for dilutive securities	9,656	10,643	11,145
Earnings per share:
Basic	$5.51	$8.84	$2.45
Diluted	$5.30	$8.33	$2.40

During the years ended December 31, 2022, 2021, and 2020, 0.3 million, 11 thousand, and 0.3 million shares of common stock were outstanding, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These anti-dilutive awards include Non-Qualified Stock Options, Restricted Stock Awards, and Performance Restricted Stock Units.

Note 16. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on each of April 27, 2017 and May 20, 2021, the stockholders of the Company re-approved the 2015 Plan, as amended and restated on each respective date. As of December 31, 2022, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 2.6 million shares (such amount reflecting an increase of 1.05 million additional or “new” shares in connection with the May 20, 2021 re-approval of the 2015 Plan) plus (ii) any shares remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, plus (iii) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. As of the effective date of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of December 31, 2022, there were 0.8 million shares available for grant under the 2015 Plan.

For the years ended December 31, 2022, 2021, and 2020, the Company recorded share-based compensation expense of $10.8 million, $7.4 million, and $5.6 million, respectively. As of December 31, 2022, unrecognized share-based compensation expense to be recognized over future periods approximated $11.1 million. This amount will be recognized as expense over a weighted-average period of 1.6 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 92

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

Prior to 2022, the Company issued non-qualified stock options, performance-contingent restricted stock units (“RSUs”), cash-settled performance units (“CSPUs”), and RSAs to certain members of senior management under the LTIP. The CSPUs are cash incentive awards, and the associated expense is not based on the market price of the Company’s common stock. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the RSUs and CPSUs that may be earned can range from 0% to 150% of target based on the percentile ranking of the Company’s compound annual growth rate of pre-provision net income and pre-provision net income per share compared to a public company peer group over a three-year performance period.

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

The fair value of option grants is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for option grants during the periods indicated below:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	—	47.83%	45.36%
Expected dividends	—	2.63%	0.34%
Expected term (in years)	—	6.0	6.0
Risk-free rate	—	0.64%	0.68%

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 93

method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero coupon U.S. Treasury bond rate over the expected term of the awards.

The following table summarizes the stock option activity for the year ended December 31, 2022:

Dollars in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	589	$22.50
Granted	—	—
Exercised	(61)	17.60
Forfeited	—	—
Expired	(1)	17.08
Options outstanding at December 31, 2022	527	$23.07	5.9	$2,989
Options exercisable at December 31, 2022	475	$22.32	5.6	$2,973

The following table provides additional stock option information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2022	2021	2020
Weighted-average grant date fair value per share	$—	$10.52	$7.80
Intrinsic value of options exercised	$2,142	$11,711	$2,896
Fair value of stock options that vested	$849	$1,063	$994

Performance restricted stock units: Compensation expense for PRSUs is based on the fair value of the award estimated on the grant date using the Monte Carlo valuation model. The following are the weighted-average assumptions for the PRSU grants during the periods indicated below:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	39.24%	—	—
Expected dividends	—	—	—
Risk-free rate	1.05%	—	—
Discount for post-vesting restrictions	11.93%	—	—

The following table summarizes PRSU activity during the year ended December 31, 2022:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2022	—	$—
Granted	70	52.07
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at December 31, 2022	70	$52.07

The following table provides additional PRSU information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per unit amounts	2022	2021	2020
Weighted-average grant date fair value per unit	$52.07	$—	$—
Fair value of PRSUs that vested	$—	$—	$—

Regional Management Corp. | 2022 Annual Report on Form 10-K | 94

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the year ended December 31, 2022:

Dollars in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2022	129	$22.84
Granted (target)	—	—
Achieved performance adjustment (1)	(2)	27.89
Vested	(19)	27.89
Forfeited	—	—
Non-vested units at December 31, 2022	108	$21.87

(1) The 2019 LTIP RSUs were earned and vested at 95.6% of target, as described in greater detail in the Company’s definitive proxy statement filed with the SEC on April 13, 2022.

The following table provides additional RSU information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per unit amounts	2022	2021	2020
Weighted-average grant date fair value per unit	$—	$30.22	$15.86
Fair value of RSUs that vested	$513	$1,199	$1,314

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

The following table summarizes RSA activity during the year ended December 31, 2022:

Dollars in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2022	219	$30.32
Granted	210	40.76
Vested	(226)	32.30
Forfeited	(5)	34.69
Non-vested shares at December 31, 2022	198	$38.99

The following table provides additional RSA information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2022	2021	2020
Weighted-average grant date fair value per share	$40.76	$35.18	$19.06
Fair value of RSAs that vested	$7,274	$4,874	$3,760

Regional Management Corp. | 2022 Annual Report on Form 10-K | 95

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

The Company maintains a restricted reserve comprised of restricted cash and restricted available-for-sale investments for life insurance claims in an amount determined by the ceding company. At December 31, 2022 and 2021, the restricted reserves consisted of $21.2 million and $18.5 million of unearned premium reserves, respectively, including $1.1 million and $1.3 million of unpaid claim reserves, respectively. For non-life products, the Company had no unpaid claim reserves at both December 31, 2022 and 2021, as claim reserves are paid by the Company to the unaffiliated insurance underwriter as they are incurred. For the year ended December 31, 2022, non-life unpaid claim reserves, included in insurance income, net as presented in the table below, increased $0.5 million. For the year ended December 31, 2021, non-life unpaid claim reserves decreased $0.4 million, and increased $1.1 million for the year ended December 31, 2020.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 96

The following table summarizes the components of insurance income, net for the periods indicated:

	Insurance Premiums and Direct Expenses
Dollars in thousands	2022	2021	2020
Earned premiums	$60,190	$53,218	$42,816
Claims, reserves, and certain direct expenses	(16,688)	(17,736)	(14,467)
Insurance income, net	$43,502	$35,482	$28,349

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

Note 19. Subsequent Events

RMR VI Revolving Warehouse Credit Facility: In February 2023, the Company and its wholly-owned SPE, Regional Management Receivables VI, LLC (“RMR VI”), entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VI. The facility converts to an amortizing loan in February 2025 and terminates in February 2026. The debt will be secured by finance receivables and other related assets that the Company will purchase from its affiliates, which the Company will sell and transfer to RMR VI. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 2.50%, and (iii) the applicable step-up margin (0.00% during the revolving period). RMR VI pays a monthly unused commitment fee of 0.50%. The RMR VI revolving warehouse credit facility is described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on February 8, 2023, as amended by the Current Report on Form 8-K/A filed with the SEC on February 10, 2023.

Quarterly Cash Dividend: In February 2023, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on March 15, 2023 to shareholders of record at the close of business on February 22, 2023. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 97

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for the preparation, integrity, accuracy, and fair presentation of the consolidated financial statements appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The financial statements were prepared in conformity with GAAP and include amounts based on judgments and estimates by management.

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

Management assessed the effectiveness of our internal control over financial reporting, with the participation of our chief executive officer and chief financial officer, as of December 31, 2022. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2022. Our independent registered public accounting firm for the fiscal year ended December 31, 2022, Deloitte & Touche, LLP, has issued an attestation report on our internal control over financial reporting, which appears in Part II, Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 98

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 99

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters—Committees of the Board,” “Executive Officers,” “Stockholder Proposals—Proposal No. 1: Election of Directors,” and “Delinquent Section 16(a) Reports” (to the extent reported therein) in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2022.

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

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation,” “Board of Directors and Corporate Governance Matters—Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Summary of Employment Arrangements with Executive Officers,” and “Summary of Company Incentive Plans” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to the information presented under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables—Equity Compensation Plan Information” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Other Information—Certain Relationships and Related Person Transactions,” “Board of Directors and Corporate Governance Matters—Board Independence,” and “Board of Directors and Corporate Governance Matters—Current Directors and Director Nominees” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2022.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the information presented under the heading “Stockholder Proposals—Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2022.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 100

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
(1)	Financial Statements:
(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets at December 31, 2022 and December 31, 2021
(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, December 31, 2021, and December 31, 2020
(iv)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, December 31, 2021, and December 31, 2020
(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, December 31, 2021, and December 31, 2020
(vi)	Notes to Consolidated Financial Statements
(2)

Financial Statement Schedules: None. Financial statement schedules have been omitted because the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits: The exhibits listed in the following index are filed as a part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Regional Management Corp.		8-K	001-35477	3.1	04/02/2012

3.2	Amended and Restated Bylaws of Regional Management Corp.		8-K	001-35477	3.2	04/02/2012

4.1	Indenture, dated September 23, 2020, by and among Regional Management Issuance Trust 2020-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	09/29/2020

4.2	Indenture, dated February 18, 2021, by and among Regional Management Issuance Trust 2021-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	02/23/2021

4.3	Indenture, dated July 22, 2021, by and among Regional Management Issuance Trust 2021-2, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	07/22/2021

4.4	Indenture, dated October 8, 2021, by and among Regional Management Issuance Trust 2021-3, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	10/12/2021

4.5	Indenture, dated February 22, 2022, by and among Regional Management Issuance Trust 2022-1, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company National Association, as indenture trustee		8-K	001-35477	4.1	02/22/2022

4.6	Indenture, dated October 20, 2022, by and among Regional Management Issuance Trust 2022-2B, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company, N.A., as indenture trustee and securities intermediary		8-K	001-35477	4.1	10/20/2022

Regional Management Corp. | 2022 Annual Report on Form 10-K | 101

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

4.7	Description of Securities		10-K	001-35477	4.4	03/16/2020

10.1.1	Cooperation Agreement, dated as of January 26, 2018, by and between Basswood Capital Management, L.L.C. and the Company		8-K	001-35477	10.1	01/29/2018

10.1.2	Letter Agreement, dated November 28, 2022, by and between Regional Management Corp. and Basswood Capital Management, L.L.C.		8-K	001-35477	10.3	11/29/2022

10.2.1	Seventh Amended and Restated Loan and Security Agreement, dated September 20, 2019, by and among Regional Management Corp. and certain of its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as Agent		8-K	001-35477	10.1	09/20/2019

10.2.2	First Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of October 15, 2020, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	10/16/2020

10.2.3	Second Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of February 9, 2021, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	02/10/2021

10.2.4	Third Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of August 23, 2021, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	08/24/2021

10.2.5	Fourth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of December 17, 2021, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	12/21/2021

10.2.6	Fifth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of September 7, 2022, among Regional Management Corp. as a borrower and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	09/12/2022

10.2.7	Sixth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of November 22, 2022, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	11/29/2022

Regional Management Corp. | 2022 Annual Report on Form 10-K | 102

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.3.1	Amended and Restated Credit Agreement, dated as of October 17, 2019, by and among Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, the agents from time to time parties thereto, Wells Fargo Bank, National Association, as account bank, image file custodian, and backup servicer, Wells Fargo Bank, National Association, as administrative agent, and Credit Suisse AG, New York Branch, as structuring and syndication agent		8-K	001-35477	10.1	10/22/2019

10.3.2

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

			10-Q	001-35477	10.2	11/05/2020

10.3.3	Second Amended and Restated Credit Agreement, dated April 14, 2021 by and among Regional Management Corp., Regional Management Receivables II, LLC, as borrower, Regional Management Corp., as servicer, the lenders and agents from time to time parties thereto, Wells Fargo Bank, National Association, as account bank and backup servicer, and Credit Suisse AG, New York Branch, as administration agent, structuring and syndication agent		8-K	001-35477	10.1	04/20/2021

10.3.4	First Amendment to the Second Amended and Restated Credit Agreement, dated as of December 17, 2021, by and between Regional Management Corp., as servicer and Regional Management Receivables II, LLC, as borrower, as acknowledged and agreed to by the lenders party thereto, Credit Suisse AG, New York Branch, as administration agent, structuring agent and syndication agent, and Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, as account bank and backup servicer		8-K	001-35477	10.2	12/21/2021

Regional Management Corp. | 2022 Annual Report on Form 10-K | 103

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.3.5

Second Amendment to the Second Amended and Restated Credit Agreement, dated as of August 11, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables II, LLC, as borrower, the lenders and agents from time to time party thereto, Credit Suisse AG, New York Branch, as administrative agent and as structuring and syndication agent, and Wells Fargo Bank, National Association, acting through its corporate trust services division, as account bank and backup servicer

		X

10.3.6	Third Amendment to the Second Amended and Restated Credit Agreement, dated as of September 7, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables II, LLC, as borrower, the lenders from time to time party thereto, Credit Suisse AG, New York Branch, as administrative agent and as structuring and syndication agent, and Wells Fargo Bank, National Association, acting through its corporate trust services division, as account bank and backup servicer		8-K	001-35477	10.2	09/12/2022

10.4.1	Credit Agreement, dated April 19, 2021 by and among Regional Management Receivables IV, LLC, as borrower, Regional Management Corp., as servicer, the lenders and agents from time to time parties thereto, Wells Fargo Bank, National Association as account bank and backup servicer and Wells Fargo Bank, National Association as administration agent		8-K	001-35477	10.2	04/20/2021

10.4.2	Amendment No. 1 to the Credit Agreement, dated as of December 17, 2021, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, Wells Fargo Bank, National Association, as agent and committed lender and Wells Fargo Bank, National Association, as administrative agent		8-K	001-35477	10.3	12/21/2021

10.4.3

Amendment No. 2 to the Credit Agreement, dated as of August 11, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, Wells Fargo Bank, National Association, as agent and committed lender, and Wells Fargo Bank, National Association, as administrative agent

		X

10.4.4	Amendment No. 3 to the Credit Agreement, dated as of September 7, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, Wells Fargo Bank, National Association, as agent and committed lender, and Wells Fargo Bank, National Association, as administrative agent		8-K	001-35477	10.3	09/12/2022

10.5.1	Credit Agreement, dated April 28, 2021 by and among Regional Management Receivables V, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, Wells Fargo Bank, National Association as account bank and backup servicer and JPMorgan Chase Bank, N.A. as administration agent		8-K	001-35477	10.1	04/29/2021

Regional Management Corp. | 2022 Annual Report on Form 10-K | 104

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.5.2	Amendment No.1 to the Credit Agreement, dated as of December 17, 2021, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, acting as its corporate trust services division, including its successors and permitted assigns, as account bank and backup servicer, and JPMorgan Chase Bank, N.A., as administrative agent		8-K	001-35477	10.4	12/21/2021

10.5.3

Amendment No. 2 to the Credit Agreement, dated as of August 11, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo, National Association, acting as its corporate trust services division, as account bank and backup servicer

		X

10.5.4

Amendment No. 3 to the Credit Agreement, dated as of September 30, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo, National Association, acting as its corporate trust services division, as account bank and backup servicer

		X

10.5.5	Amendment No. 4 to the Credit Agreement, dated as of November 22, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo, National Association, acting as its corporate trust services division, as account bank and backup servicer		8-K	001-35477	10.2	11/29/2022

10.6	Credit Agreement, dated as of February 2, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables VI, LLC, as borrower, the lenders and agents parties thereto, Regions Bank, as administrative agent, and Computershare Trust Company, N.A., as securities intermediary and backup servicer		8-K	001-35477	10.1	02/08/2023

10.7	Sale and Servicing Agreement, dated September 23, 2020, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2020-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2020-1A SUBI		8-K	001-35477	10.1	09/29/2020

10.8	Sale and Servicing Agreement, dated February 18, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2021-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2021-1A SUBI		8-K	001-35477	10.1	02/23/2021

10.9	Sale and Servicing Agreement, dated July 22, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2021-2, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2021-2A SUBI		8-K	001-35477	10.1	07/22/2021

Regional Management Corp. | 2022 Annual Report on Form 10-K | 105

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.10	Sale and Servicing Agreement, dated October 8, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, and Regional Management Issuance Trust 2021-3, as issuer		8-K	001-35477	10.1	10/12/2021

10.11	Sale and Servicing Agreement, dated February 22, 2022, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2022-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2022-1A SUBI		8-K	001-35477	10.1	02/22/2022

10.12	Sale and Servicing Agreement, dated October 20, 2022, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2022-2B, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2022-2B SUBI		8-K	001-35477	10.1	10/20/2022

10.13.1†	Regional Management Corp. 2011 Stock Incentive Plan and Forms of Nonqualified Stock Option Agreement (forms for grants prior to October 1, 2014)		S-1/A	333-174245	10.5	08/04/2011

10.13.2†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan (form for grants on or after October 1, 2014)		8-K	001-35477	10.1	10/07/2014

10.14.1†	Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective May 20, 2021)		8-K	001-35477	10.1	05/21/2021

10.14.2†	Declaration of Amendment to Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective May 20, 2021)		10-Q	001-35477	10.1	05/06/2022

10.14.3†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.3	04/28/2015

10.14.4†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.2	05/02/2017

10.14.5†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.3	05/02/2017

10.14.6†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.4	05/02/2017

10.14.7†	Form of Restricted Stock Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.5	05/02/2017

10.14.8†	Form of Stock Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.6	05/02/2017

10.14.9†	Form of Performance Restricted Stock Unit Award Agreement		8-K	001-35477	10.1	02/18/2022

Regional Management Corp. | 2022 Annual Report on Form 10-K | 106

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.15†	Regional Management Corp. Annual Incentive Plan (as amended and restated effective March 23, 2015)		8-K	001-35477	10.2	04/28/2015

10.16†	Form of Key Team Member Incentive Program Agreement		8-K	001-35477	10.2	09/29/2020

10.17†	Summary of Non-Employee Director Compensation Program		10-K	001-35477	10.16	03/04/2022

10.18†	Employment Agreement, dated as of March 26, 2020, between Robert W. Beck and Regional Management Corp.		8-K	001-35477	10.1	03/30/2020

10.19†	Employment Agreement, dated as of September 30, 2020, between Harpreet Rana and Regional Management Corp.		8-K	001-35477	10.1	09/30/2020

10.20†	Employment Agreement, dated as of July 1, 2020, between John D. Schachtel and Regional Management Corp.		8-K	001-35477	10.1	07/08/2020

10.21†	Employment Agreement, dated as of January 6, 2020, between Manish Parmar and Regional Management Corp.		10-Q	001-35477	10.2	05/08/2020

10.22†	Employment Agreement, dated as of September 30, 2020, between Brian J. Fisher and Regional Management Corp.		8-K	001-35477	10.2	09/30/2020

10.23†	Employment Agreement, dated as of September 30, 2020, between Catherine R. Atwood and Regional Management Corp.		10-Q	001-35477	10.7	11/05/2020

10.24†	Form of Retention Award Agreement		8-K	001-35477	10.1	03/13/2015

16.1	Letter from RSM US LLP, dated November 2, 2021		8-K	001-35477	16.1	11/02/2021

21.1	Subsidiaries of Regional Management Corp.	X

23.1	Consent of Deloitte & Touche, LLP	X

23.2	Consent of RSM US LLP	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

†	Indicates a management contract or a compensatory plan, contract, or arrangement.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 107

ITEM 16.	FORM 10-K SUMMARY.

None.

Regional Management Corp. | 2022 Annual Report on Form 10-K | 108

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Management Corp.

Date: February 24, 2023	/s/ Robert W. Beck
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2023.

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

Regional Management Corp. | 2022 Annual Report on Form 10-K | 109