Form 10-Q
period 2023-03-31
Regional Management Corp.
filed 2023-05-05
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, the registrant had outstanding 9,643,472 shares of Common Stock, $0.10 par value.

ITEM 1. FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	March 31, 2023
	(Unaudited)	December 31, 2022
Assets
Cash	$7,108	$3,873
Net finance receivables	1,676,230	1,699,393
Unearned insurance premiums	(49,126)	(51,008)
Allowance for credit losses	(183,800)	(178,800)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,443,304	1,469,585
Restricted cash	127,178	127,926
Lease assets	34,507	34,521
Restricted available-for-sale investments	22,489	20,416
Property and equipment	14,999	14,526
Deferred tax assets, net	14,690	13,810
Intangible assets	12,972	12,122
Other assets	23,867	28,208
Total assets	$1,701,114	$1,724,987
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,329,677	$1,355,359
Unamortized debt issuance costs	(8,215)	(9,512)
Net debt	1,321,462	1,345,847
Lease liabilities	36,905	36,712
Accounts payable and accrued expenses	26,054	33,795
Total liabilities	1,384,421	1,416,354
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,385 shares issued and 9,578 shares outstanding at March 31, 2023 and 14,330 shares issued and 9,523 shares outstanding at December 31, 2022)	1,438	1,433
Additional paid-in capital	114,452	112,384
Retained earnings	351,324	345,545
Accumulated other comprehensive loss	(378)	(586)
Treasury stock (4,807 shares at March 31, 2023 and December 31, 2022)	(150,143)	(150,143)
Total stockholders’ equity	316,693	308,633
Total liabilities and stockholders’ equity	$1,701,114	$1,724,987

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$465	$439
Net finance receivables	1,302,786	1,296,078
Allowance for credit losses	(140,436)	(134,708)
Restricted cash	126,598	126,017
Other assets	2,505	1,706
Total assets	$1,291,918	$1,289,532
Liabilities
Net debt	$1,217,348	$1,199,404
Accounts payable and accrued expenses	192	167
Total liabilities	$1,217,540	$1,199,571

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Interest and fee income	$120,407	$107,631
Insurance income, net	10,959	10,544
Other income	4,012	2,673
Total revenue	135,378	120,848

Expenses
Provision for credit losses	47,668	30,858

Personnel	38,597	35,654
Occupancy	6,288	5,808
Marketing	3,379	3,091
Other	11,059	10,547
Total general and administrative expenses	59,323	55,100

Interest expense	16,782	(59)
Income before income taxes	11,605	34,949
Income taxes	2,916	8,166

Net income	$8,689	$26,783
Net income per common share:
Basic	$0.93	$2.81
Diluted	$0.90	$2.67
Weighted-average common shares outstanding:
Basic	9,325	9,533
Diluted	9,622	10,022

Other comprehensive income, net of tax
Unrealized income on restricted available-for-sale investments	263	—
Other comprehensive income, before tax	263	—
Income taxes related to items of other comprehensive income	(55)	—
Other comprehensive income, net of tax	208	—
Total comprehensive income	$8,897	$26,783

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2023
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2022	14,330	$1,433	$112,384	$345,545	$(586)	$(150,143)	$308,633
Cash dividends	—	—	—	(2,910)	—	—	(2,910)
Issuance of restricted stock awards	56	5	(5)	—	—	—	—
Shares withheld related to net share settlement	(1)	—	(31)	—	—	—	(31)
Share-based compensation	—	—	2,104	—	—	—	2,104
Net income	—	—	—	8,689	—	—	8,689
Other comprehensive income	—	—	—	—	208	—	208
Balance, March 31, 2023	14,385	$1,438	$114,452	$351,324	$(378)	$(150,143)	$316,693

	Three Months Ended March 31, 2022
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2021	14,157	$1,416	$104,745	$306,105	$—	$(129,530)	$282,736
Cash dividends	—	—	—	(3,010)	—	—	(3,010)
Issuance of restricted stock awards	178	18	(18)	—	—	—	—
Exercise of stock options	61	6	—	—	—	—	6
Repurchase of common stock	—	—	—	—	—	(9,031)	(9,031)
Shares withheld related to net share settlement	(36)	(4)	(844)	—	—	—	(848)
Share-based compensation	—	—	2,106	—	—	—	2,106
Net income	—	—	—	26,783	—	—	26,783
Balance, March 31, 2022	14,360	$1,436	$105,989	$329,878	$—	$(138,561)	$298,742

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$8,689	$26,783
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	47,668	30,858
Depreciation and amortization	4,078	3,238
Amortization of deferred origination fees and costs	(3,778)	(3,905)
Loss on disposal of property and equipment	113	2
Share-based compensation	2,104	2,106
Fair value adjustment on interest rate caps	—	(10,158)
Deferred income taxes, net	(935)	327
Changes in operating assets and liabilities:
Decrease in unearned insurance premiums	(1,882)	(762)
Decrease in lease assets	14	634
Decrease in other assets	4,426	4
Decrease in accounts payable and accrued expenses	(8,041)	(2,891)
Increase (decrease) in lease liabilities	193	(449)
Net cash provided by operating activities	52,649	45,787
Cash flows from investing activities:
Originations of finance receivables	(311,484)	(326,329)
Repayments of finance receivables	296,564	278,742
Purchases of intangible assets	(1,733)	(642)
Purchases of property and equipment	(1,647)	(1,126)
Purchase of restricted available-for-sale investments	(1,900)	—
Net cash used in investing activities	(20,200)	(49,355)
Cash flows from financing activities:
Advances on revolving credit facilities	408,683	437,815
Payments on revolving credit facilities	(434,221)	(552,118)
Advances on securitizations	—	250,000
Payments on securitizations	—	(109,228)
Payments for debt issuance costs	(1,160)	(2,657)
Taxes paid related to net share settlement of equity awards	(145)	(828)
Cash dividends	(3,119)	(3,020)
Repurchases of common stock	—	(9,031)
Net cash provided by (used in) financing activities	(29,962)	10,933
Net change in cash and restricted cash	2,487	7,365
Cash and restricted cash at beginning of period	131,799	149,189
Cash and restricted cash at end of period	$134,286	$156,554
Supplemental cash flow information:
Interest paid	$14,750	$8,616
Income taxes paid	$15	$1
Operating leases paid	$2,316	$2,794
Non-cash lease assets and liabilities acquired	$2,023	$1,246
Non-cash dividends payable	$(209)	$(10)

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	March 31, 2023	December 31, 2022	March 31, 2022
Cash	$7,108	$3,873	$17,635
Restricted cash	127,178	127,926	138,919
Total cash and restricted cash	$134,286	$131,799	$156,554

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, and related payment and collateral protection insurance products. The Company formerly offered retail loans but ceased accepting applications for retail loan products effective November 2022. The Company continues to own and service its existing portfolio of retail loans. As of March 31, 2023, the Company operated under the name “Regional Finance” online and in branch locations in 19 states across the United States.

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) regulations and U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC.

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

Recent accounting pronouncements: In March 2022, the Financial Accounting Standards Board (“FASB”) issued an accounting update ("ASU 2022-02") eliminating the accounting for troubled debt restructurings (each, a “TDR”) by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendment also requires disclosure of gross credit losses by year of origination for finance receivables. The amendments in this update are effective for annual and interim periods beginning after December 15, 2022. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses.

The Company adopted the new standard on January 1, 2023 and elected to apply the new measurement and recognition guidance for TDRs under the modified retrospective transition method. Adoption did not have a material impact on the Company's consolidated financial statements.

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

The Company selected a Probability of Default ("PD") / Loss Given Default ("LGD") model to estimate its base allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical net finance receivables are tracked over the term of the pools to identify the instances of loss (PDs) and the average severity of losses (LGDs).

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

Troubled debt restructurings: Prior to January 1, 2023, the Company classified a finance receivable as a TDR when the Company modified the finance receivable’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and granted a concession that it would not have otherwise considered. Modifications primarily included an interest rate reduction and/or term extension to reduce the borrower’s monthly payment. Once a loan was classified as a TDR, it remained a TDR for the purpose of calculating the allowance for credit losses for the remainder of its contractual term.

The Company established its allowance for credit losses related to its TDRs by calculating the present value of all expected cash flows (discounted at the finance receivable’s effective interest rate prior to modification) less the amortized costs of the aggregated pool. The Company used the modified interest rates and certain assumptions, including expected credit losses and recoveries, to estimate the expected cash flows from its TDRs.

Following the adoption of ASU 2022-02 on January 1, 2023, as discussed above, the Company no longer separately measures the allowance for credit losses on TDRs, and the impact to the allowance for credit losses of loan modifications made to borrowers experiencing financial difficulties is incorporated into the overall portfolio assessment as further described in the allowance for credit losses significant accounting policy.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	March 31, 2023	December 31, 2022
Small loans	$456,313	$481,605
Large loans	1,211,836	1,208,185
Retail loans	8,081	9,603
Net finance receivables	$1,676,230	$1,699,393

Net finance receivables included net deferred origination fees and costs of $14.5 million and $16.0 million as of March 31, 2023 and December 31, 2022, respectively.

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

Net finance receivables by product, FICO band at origination, and origination year as of March 31, 2023 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2023 (1)	2022	2021	2020	2019	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$25,427	$45,683	$7,203	$859	$168	$41	$79,381
2	9,447	29,996	4,131	397	32	12	44,015
3	13,113	38,952	4,409	286	26	1	56,787
4	14,303	46,107	5,019	311	20	8	65,768
5	16,770	54,149	6,000	263	12	3	77,197
6	29,848	91,324	11,495	478	18	2	133,165
Total small loans	$108,908	$306,211	$38,257	$2,594	$276	$67	$456,313
Current period credit losses (2)	$14	$11,463	$4,599	$285	$17	$2	$16,380
Large Loans:
FICO Band
1	$20,579	$53,571	$18,258	$5,773	$2,529	$997	$101,707
2	10,843	35,941	12,410	3,038	951	177	63,360
3	21,404	96,791	34,620	6,468	1,770	202	161,255
4	29,658	130,747	46,263	9,216	2,697	148	218,729
5	30,643	132,220	48,096	10,220	2,499	116	223,794
6	71,624	256,380	91,388	19,109	4,326	164	442,991
Total large loans	$184,751	$705,650	$251,035	$53,824	$14,772	$1,804	$1,211,836
Current period credit losses (2)	$8	$13,653	$12,142	$1,696	$529	$69	$28,097
Retail Loans:
FICO Band
1	$4	$5	$5	$14	$5	$6	$39
2	—	422	77	4	4	—	507
3	—	1,185	482	45	8	4	1,724
4	—	1,219	799	178	10	5	2,211
5	—	973	643	149	11	6	1,782
6	—	989	655	159	14	1	1,818
Total retail loans	$4	$4,793	$2,661	$549	$52	$22	$8,081
Current period credit losses (2)	$—	$44	$62	$15	$8	$3	$132
Total Loans:
FICO Band
1	$46,010	$99,259	$25,466	$6,646	$2,702	$1,044	$181,127
2	20,290	66,359	16,618	3,439	987	189	107,882
3	34,517	136,928	39,511	6,799	1,804	207	219,766
4	43,961	178,073	52,081	9,705	2,727	161	286,708
5	47,413	187,342	54,739	10,632	2,522	125	302,773
6	101,472	348,693	103,538	19,746	4,358	167	577,974
Total loans	$293,663	$1,016,654	$291,953	$56,967	$15,100	$1,893	$1,676,230
Current period credit losses (2)	$22	$25,160	$16,803	$1,996	$554	$74	$44,609
(1)
Includes loans originated during the three months ended March 31, 2023.
(2)
Represents credit losses for the three months ended March 31, 2023.

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2022 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2022	2021	2020	2019	2018	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$63,362	$10,842	$1,388	$246	$47	$7	$75,892
2	41,683	6,785	664	56	26	2	49,216
3	53,444	7,659	520	39	—	1	61,663
4	62,609	8,980	544	33	—	1	72,167
5	71,448	10,650	505	22	—	—	82,625
6	119,199	19,886	929	28	—	—	140,042
Total small loans	$411,745	$64,802	$4,550	$424	$73	$11	$481,605
Large Loans:
FICO Band
1	$60,836	$20,653	$7,219	$3,286	$826	$539	$93,359
2	41,174	15,955	4,044	1,409	111	121	62,814
3	112,336	44,805	8,637	2,811	172	137	168,898
4	150,559	57,913	12,063	3,931	152	67	224,685
5	150,793	59,154	13,060	3,735	172	37	226,951
6	290,648	109,931	24,038	6,552	263	46	431,478
Total large loans	$806,346	$308,411	$69,061	$21,724	$1,696	$947	$1,208,185
Retail Loans:
FICO Band
1	$8	$7	$28	$12	$4	$3	$62
2	475	92	9	10	—	—	586
3	1,310	599	71	14	1	3	1,998
4	1,389	979	263	28	2	4	2,665
5	1,083	775	218	27	3	5	2,111
6	1,123	802	224	31	—	1	2,181
Total retail loans	$5,388	$3,254	$813	$122	$10	$16	$9,603
Total Loans:
FICO Band
1	$124,206	$31,502	$8,635	$3,544	$877	$549	$169,313
2	83,332	22,832	4,717	1,475	137	123	112,616
3	167,090	53,063	9,228	2,864	173	141	232,559
4	214,557	67,872	12,870	3,992	154	72	299,517
5	223,324	70,579	13,783	3,784	175	42	311,687
6	410,970	130,619	25,191	6,611	263	47	573,701
Total loans	$1,223,479	$376,467	$74,424	$22,270	$1,779	$974	$1,699,393

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	March 31, 2023
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$374,823	82.1%	$1,057,248	87.2%	$6,283	77.8%	$1,438,354	85.8%
1 to 29 days past due	35,890	7.9%	79,982	6.6%	851	10.5%	116,723	7.0%
Delinquent accounts
30 to 59 days	9,406	2.1%	17,822	1.6%	200	2.4%	27,428	1.6%
60 to 89 days	9,165	2.0%	15,847	1.3%	166	2.1%	25,178	1.5%
90 to 119 days	9,218	2.0%	13,768	1.1%	162	2.0%	23,148	1.4%
120 to 149 days	8,550	1.9%	13,497	1.1%	216	2.7%	22,263	1.3%
150 to 179 days	9,261	2.0%	13,672	1.1%	203	2.5%	23,136	1.4%
Total delinquency	$45,600	10.0%	$74,606	6.2%	$947	11.7%	$121,153	7.2%
Total net finance receivables	$456,313	100.0%	$1,211,836	100.0%	$8,081	100.0%	$1,676,230	100.0%
Net finance receivables in nonaccrual status	$27,983	6.1%	$43,045	3.6%	$603	7.5%	$71,631	4.3%

	December 31, 2022
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$388,978	80.7%	$1,034,981	85.7%	$7,543	78.6%	$1,431,502	84.2%
1 to 29 days past due	48,924	10.2%	97,855	8.1%	1,269	13.2%	148,048	8.7%
Delinquent accounts
30 to 59 days	13,144	2.8%	22,712	1.8%	352	3.7%	36,208	2.2%
60 to 89 days	12,251	2.5%	18,828	1.6%	273	2.8%	31,352	1.8%
90 to 119 days	8,714	1.8%	15,427	1.3%	152	1.6%	24,293	1.4%
120 to 149 days	5,572	1.2%	10,675	0.9%	10	0.1%	16,257	1.0%
150 to 179 days	4,022	0.8%	7,707	0.6%	4	0.0%	11,733	0.7%
Total delinquency	$43,703	9.1%	$75,349	6.2%	$791	8.2%	$119,843	7.1%
Total net finance receivables	$481,605	100.0%	$1,208,185	100.0%	$9,603	100.0%	$1,699,393	100.0%
Net finance receivables in nonaccrual status	$20,810	4.3%	$39,039	3.2%	$212	2.2%	$60,061	3.5%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended March 31, 2023 and 2022, the Company reversed $4.7 million and $3.7 million of accrued interest as reductions of interest and fee income, respectively.

The following is a reconciliation of the allowance for credit losses by product for the three months ended March 31, 2023 and 2022:

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2023	$57,915	$119,592	$1,293	$178,800
Provision for credit losses	19,819	27,709	140	47,668
Credit losses	(16,380)	(28,097)	(132)	(44,609)
Recoveries	758	1,178	5	1,941
Ending balance at March 31, 2023	$62,112	$120,382	$1,306	$183,800
Net finance receivables at March 31, 2023	$456,313	$1,211,836	$8,081	$1,676,230
Allowance as percentage of net finance receivables at March 31, 2023	13.6%	9.9%	16.2%	11.0%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2022	$61,294	$96,494	$1,512	$159,300
Provision for credit losses	12,646	17,952	260	30,858
Credit losses	(16,255)	(16,260)	(265)	(32,780)
Recoveries	645	747	30	1,422
Ending balance at March 31, 2022	$58,330	$98,933	$1,537	$158,800
Net finance receivables at March 31, 2022	$438,153	$997,226	$10,692	$1,446,071
Allowance as percentage of net finance receivables at March 31, 2022	13.3%	9.9%	14.4%	11.0%

The Company uses certain loan modification programs for borrowers experiencing financial difficulties as a loss mitigation strategy to improve collectability of the loans and assist customers through financial setbacks. Programs consist of offering payment deferrals, refinancing, and, in limited instances, settlements. Customers may also pursue financial assistance through external sources, such as filing for bankruptcy protection. Modification programs available to our customers are described in more detail below:

•
Customers are generally limited to two deferrals of their monthly payment in a rolling twelve-month period unless it is determined that an exception is warranted (e.g. due to a natural disaster or pandemic). Since the COVID-19 pandemic, customers have been temporarily allowed up to three deferrals in a rolling twelve-month period.
•
Customers with delinquent loans who have made recent payments and have verified current employment are allowed to refinance their loan with a reduced interest rate and/or term extension, making the monthly payments more affordable.
•
The Company may also agree to settle a past-due loan by accepting less than the full principal balance owed in certain limited cases once it is determined that collection of the entire outstanding balance is unlikely.
•
Customers who receive bankruptcy protection may receive principal forgiveness, interest rate reductions, and/or term extensions.

The information relating to modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

	As of and for the Three Months Ended March 31, 2023
	Principal Forgiveness		Deferrals		Interest Rate Reduction & Term Extension		Total
Dollars in thousands	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables
Small loans	$3	—	$1,707	0.4%	$958	0.2%	$2,668	0.6%
Large loans	24	—	3,079	0.3%	4,636	0.4%	7,739	0.6%
Total	$27	—	$4,786	0.3%	$5,594	0.3%	$10,407	0.6%

The financial effects of the modifications made to borrowers experiencing financial difficulty for the three months ended March 31, 2023 are as follows:

Loan Modification	Product	Financial Effect
Principal forgiveness	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.
	Large loans	Reduced the amortized cost basis of the loans by $0.2 million.
Deferrals	Small loans	Provided an average of 3 monthly payment deferrals through our standard deferral program. The payment deferrals were added to the end of the original loan terms of these borrowers.
	Large loans	Provided an average of 3 monthly payment deferrals through our standard deferral program. The payment deferrals were added to the end of the original loan terms of these borrowers.
Interest rate reduction	Small loans	Reduced the weighted-average contractual interest rate from 35.5% to 22.9%.
	Large loans	Reduced weighted-average contractual interest rate from 30.3% to 18.0%.
Term extension	Small loans	Added a weighted-average 1.2 years to the life of loans.
	Large loans	Added a weighted-average 1.3 years to the life of loans.

The following table provides the amortized cost basis for modifications made to borrowers experiencing financial difficulty on or after January 1, 2023 that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the periods indicated are as follows:

	March 31, 2023
Dollars in thousands	Principal Forgiveness	Deferrals	Interest Rate Reduction & Term Extension	Total
Small loans	$—	$33	$—	$33
Large loans	—	21	—	21
Total	$—	$54	$—	$54

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty on or after January 1, 2023 for the periods indicated are as follows:

	March 31, 2023
Dollars in thousands	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Small loans	$2,354	$281	$34	$2,669
Large loans	7,324	393	17	7,734
Total	$9,678	$674	$51	$10,403

Prior to January 1, 2023, the Company classified a loan as a TDR finance receivable when the Company modified a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and granted a concession that it would not have otherwise considered.

The amount of TDR net finance receivables and the related TDR allowance for credit losses for the periods indicated are as follows:

	March 31, 2022
Dollars in thousands	TDR Net Finance Receivables	TDR Allowance for Credit Losses
Small loans	$3,249	$1,078
Large loans	13,295	3,782
Retail loans	58	19
Total	$16,602	$4,879

The following table provides the number and amount of net finance receivables modified and classified as TDRs during the periods presented:

	Three Months Ended
	March 31, 2022
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)
Small loans	766	$1,464
Large loans	760	4,043
Retail loans	3	5
Total	1,529	$5,512

(1)
Represents the post-modification net finance receivables balance of loans that have been modified during the period and resulted in a TDR.

The following table provides the number of accounts and amortized cost basis of finance receivables that subsequently defaulted within the periods indicated (that were modified as a TDR in the preceding 12 months). The Company defines payment default as 90 days past due for this disclosure. The respective amounts and activity for the periods indicated are as follows:

	Three Months Ended
	March 31, 2022
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)
Small loans	254	$478
Large loans	210	1,212
Retail loans	2	6
Total	466	$1,696

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
Note 4. Restricted Available-for-Sale Investments

The following table reconciles the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted available-for-sale investments as of the periods indicated:

	March 31, 2023
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$22,968	$—	$(479)	$22,489

	December 31, 2022
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$21,158	$—	$(742)	$20,416

The following table includes the gross unrealized losses and estimated fair values of restricted available-for-sale investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$22,489	$(479)	$—	$—	$22,489	$(479)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$20,416	$(742)	$—	$—	$20,416	$(742)

The restricted available-for-sale investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $0.1 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted available-for-sale investments. Changes in fair value are the result of recent increases in interest rates by the Federal Reserve that occurred after the purchase of the investments.

The following table includes the amortized cost and estimated fair values of restricted available-for-sale investments by contractual maturity as of the periods indicated:

	March 31, 2023
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$4,037	$4,020
Due within one year to five years	18,931	18,469
Due within five years to ten years	—	—
Due after ten years	—	—
Total restricted available-for-sale investments	$22,968	$22,489

The following table includes the proceeds from sold or matured restricted available-for-sale investments for the periods indicated:

	Three Months Ended
Dollars in thousands	March 31, 2023	March 31, 2022
Purchase of restricted available-for-sale investments	$1,900	$—

The Company had no gross realized gains or losses during the three months ended March 31, 2023 and 2022, respectively. For additional information on the Company's restricted available-for-sale investments, see Note 8, "Disclosure About Fair Value of Financial Instruments."

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

The following is a summary of changes in fair value of the interest rate caps for the periods indicated:

	Three Months Ended
	March 31,
Dollars in thousands	2023	2022
Balance at beginning of period	$—	$6,586
Purchases	—	—
Sales	—	—
Fair value adjustment included as a decrease in interest expense	—	10,158
Balance at end of period	$—	$16,744

Note 6. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	March 31, 2023			December 31, 2022
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Senior revolving credit facility	$105,315	$(1,201)	$104,114	$147,547	$(1,104)	$146,443
RMR II revolving warehouse credit facility	—	—	—	189	—	189
RMR IV revolving warehouse credit facility	65	—	65	18,144	(338)	17,806
RMR V revolving warehouse credit facility	20,099	—	20,099	286	—	286
RMR VI revolving warehouse credit facility	15,005	—	15,005	—	—	—
RMIT 2020-1 securitization	180,214	(412)	179,802	180,214	(618)	179,596
RMIT 2021-1 securitization	248,916	(774)	248,142	248,916	(985)	247,931
RMIT 2021-2 securitization	200,192	(1,427)	198,765	200,192	(1,534)	198,658
RMIT 2021-3 securitization	125,202	(1,099)	124,103	125,202	(1,178)	124,024
RMIT 2022-1 securitization	250,374	(1,629)	248,745	250,374	(1,841)	248,533
RMIT 2022-2B securitization	184,295	(1,673)	182,622	184,295	(1,914)	182,381
Total	$1,329,677	$(8,215)	$1,321,462	$1,355,359	$(9,512)	$1,345,847
Unused amount of revolving credit facilities (subject to borrowing base)	$580,655			$555,117

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. RMR II had $0.9 million in such costs as of December 31, 2022. RMR IV had $0.4 million of such costs as of March 31, 2023. RMR V had $0.4 million of such costs for both March 31, 2023 and December 31, 2022. RMR VI had $0.9 million of such costs as of March 31, 2023.

Senior Revolving Credit Facility: In November 2022, the Company amended and restated its senior revolving credit facility to, among other things, decrease the availability under the facility from $500 million to $420 million. The senior revolving credit facility matures in September 2024. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible finance receivables (81% of eligible finance receivables as of March 31, 2023).

In September 2022, the Company amended and restated its senior revolving credit facility to replace LIBOR as the benchmark rate for the calculation of interest with a forward-looking term rate based on the secured overnight financing rate ("SOFR") or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a floor of not less than 0.50%, plus a 3.00% margin and a benchmark adjustment. The effective interest rate was 7.77% at March 31, 2023. The Company pays an unused commitment fee between 0.50% and 1.00% based upon the average outstanding balance. As of March 31, 2023, the Company had $131.9 million of immediate available liquidity to draw down cash under the facility and held $7.1 million in unrestricted cash.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $112.6 million and $112.2 million as of March 31, 2023 and December 31, 2022, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

In September 2022, the Company and its wholly-owned SPE, RMR II, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The three-month LIBOR was replaced on October 1, 2022 by three-month SOFR with a floor of 0.25%, plus a 2.35% margin, and a benchmark adjustment.

In March 2023, the Company and RMR II exercised the right to make an optional principal repayment in full, and in connection with such repayment, the facility terminated.

RMR IV Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables IV, LLC (“RMR IV”), entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility was to convert to an amortizing loan in April 2023 and terminates in April 2024. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables.

In September 2022, the Company and its wholly-owned SPE, RMR IV, amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR IV to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a margin of 2.35% and a benchmark adjustment. The effective interest rate was 7.12% as of March 31, 2023. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. RMR IV had $22.9 million of immediate availability to draw down cash under the facility and held $0.3 million in restricted cash reserves as of March 31, 2023 to satisfy provisions of the credit agreement.

RMR V Revolving Warehouse Credit Facility: In September 2022, the Company and its wholly owned SPE, Regional Management Receivables V, LLC (“RMR V”), amended and restated the credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V to extend the date at which the facility converts to an amortizing loan and the termination date to November 2022 and November 2023, respectively (October 2022 and October 2023, respectively, prior to the September 2022 amendment). Following a subsequent amendment in November 2022, the amortizing loan conversion date and termination date were extended to November 2024 and November 2025, respectively. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.75% (2.20% prior to the November 2022 amendment). The effective interest rate was 7.87% as of March 31, 2023. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. RMR V had $20.1 million of immediate availability to draw down cash under the facility and held $0.5 million in restricted cash reserves as of March 31, 2023 to satisfy provisions of the credit agreement.

RMR VI Revolving Warehouse Credit Facility: In February 2023, the Company and its wholly-owned SPE, Regional Management Receivables VI, LLC (“RMR VI”), entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VI. The facility converts to an amortizing loan in February 2025 and terminates in February 2026. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR VI. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 2.50%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 7.27% as of March 31, 2023. RMR VI pays a monthly unused commitment fee of 0.50%. RMR VI had $0.1 million of immediate availability to draw down cash under the facility and held $0.2 million in restricted cash reserves as of March 31, 2023 to satisfy provisions of the credit agreement.

RMIT 2020-1 Securitization: In September 2020, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of March 31, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of March 31, 2023. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-1 Securitization: In February 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-1 (“RMIT 2021-1”), completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. RMIT 2021-1 held $2.6 million in restricted cash reserves as of March 31, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of March 31, 2023. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-2 Securitization: In July 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-2 (“RMIT 2021-2”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. RMIT 2021-2 held $2.1 million in restricted cash reserves as of March 31, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of March 31, 2023. Prior to maturity in August 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-3 Securitization: In October 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-3 (“RMIT 2021-3”), completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate, asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. RMIT 2021-3 held $1.5 million in restricted cash reserves as of March 31, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of March 31, 2023. Prior to maturity in October 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-1 Securitization: In February 2022, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2022-1 (“RMIT 2022-1”), completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. RMIT 2022-1 held $2.6 million in restricted cash reserves as of March 31, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of March 31, 2023. Prior to maturity in March 2032, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-2B Securitization: In October 2022, the Company, its wholly-owned SPE, RMR III, and its indirect wholly-owned SPE, Regional Management Issuance Trust 2022-2B (“RMIT 2022-2B”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate, asset-backed notes by RMIT 2022-2B. The asset-backed notes were secured by finance receivables and other related assets that RMR III purchased from the Company and have a revolving period ending in October 2024, with a final maturity date in November 2031. RMR III sold two classes of the asset-backed notes and transferred them to RMIT 2022-2B. RMIT 2022-2B held $2.3 million in restricted cash reserves as of March 31, 2023 to satisfy provisions of the transaction documents. Borrowings under the sold notes bear interest, payable monthly, at an effective interest rate of 7.51% as of March 31, 2023. The $16.3 million class of the fixed-rate, asset-backed notes was retained by RMR III on the closing date but may be sold in whole or in part. Prior to maturity in November 2031, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2024. No payments of principal of the notes will be made during the revolving period.

See Note 13, “Subsequent Events,” for information regarding the addition of a revolving credit facility and an amendment of the RMR IV Revolving Warehouse Credit Facility following the end of the fiscal quarter.

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of March 31, 2023, the Company was in compliance with all debt covenants.

Note 7. Stockholders’ Equity

Stock repurchase program: In May 2021, the Company announced that its Board of Directors (the "Board") had authorized a $30.0 million stock repurchase program. In August 2021, the Company announced that the Board had approved a $20.0 million increase in the amount authorized under the stock repurchase program, from $30.0 million to $50.0 million. In January 2022, the Company completed the stock repurchase program, having repurchased a total of 945 thousand shares of common stock.

In February 2022, the Company announced that the Board had authorized a new $20.0 million stock repurchase program. In May 2022, the Company completed the stock repurchase program, having repurchased a total of 426 thousand shares of common stock.

The following is a summary of the Company’s repurchased shares of common stock for the periods indicated:

	Three Months Ended March 31,
Dollars and shares in thousands, except per share amounts	2023	2022
Common stock repurchased	—	184
Weighted-average cost per share	$—	$49.00
Total cost of common stock repurchased	$—	$9,031

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Dividends declared per common share	$0.30	$0.30

See Note 13, “Subsequent Events,” for information regarding the Company’s cash dividend following the end of the fiscal quarter.

Note 8. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and restricted cash: Cash and restricted cash is recorded at cost, which approximates fair value due to its highly liquid nature.

Restricted available-for-sale investments: The fair value of U.S. Treasury securities are priced using an external pricing service which the Company corroborates using a secondary external vendor. For additional information on the Company's restricted available-for-sale investments, see Note 4, "Restricted Available-for-Sale Investments."

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	March 31, 2023		December 31, 2022
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$7,108	$7,108	$3,873	$3,873
Restricted cash	127,178	127,178	127,926	127,926
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,443,304	1,532,558	1,469,585	1,554,794
Liabilities
Level 3
Debt	1,329,677	1,214,506	1,355,359	1,219,832

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	March 31, 2023		December 31, 2022
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2
Restricted available-for-sale investments	22,489	22,489	20,416	20,416

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

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended
	March 31,
Dollars in thousands	2023	2022
Provision for corporate taxes	$2,901	$8,562
Discrete tax (benefits) deficiencies	15	(396)
Total income taxes	$2,916	$8,166

Note 10. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2023	2022
Numerator:
Net income	$8,689	$26,783
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,325	9,533

Effect of dilutive securities	297	489
Weighted-average shares adjusted for dilutive securities	9,622	10,022
Earnings per share:
Basic	$0.93	$2.81
Diluted	$0.90	$2.67

During the three months ended March 31, 2023 and 2022, 0.2 million and 0.1 million shares of common stock were outstanding, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These anti-dilutive awards include Non-Qualified Stock Options, Restricted Stock Awards, Performance-Contingent Restricted Stock Units, and Performance Restricted Stock Units.

Note 11. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on each of April 27, 2017 and May 20, 2021, the stockholders of the Company re-approved the 2015 Plan, as amended and restated on each respective date. As of March 31, 2023, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 2.6 million shares (such amount reflecting an increase of 1.05 million additional or “new” shares in connection with the May 20, 2021 re-approval of the 2015 Plan) plus (ii) any shares remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, plus (iii) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. As of the effective date of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of March 31, 2023, there were 0.8 million shares available for grant under the 2015 Plan.

For the three months ended March 31, 2023 and 2022, the Company recorded share-based compensation expense of $2.1 million and $2.1 million, respectively. As of March 31, 2023, unrecognized share-based compensation expense to be recognized over future periods approximated $9.1 million. This amount will be recognized as expense over a weighted-average period of 1.4 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

The fair value of option grants was estimated on the grant date using the Black-Scholes option-pricing model. Beginning in 2022, the Company no longer issues non-qualified stock options as part of its annual long-term incentive program.

The following table summarizes the stock option activity for the three months ended March 31, 2023:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	527	$23.07
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2023	527	$23.07	5.6	$2,403
Options exercisable at March 31, 2023	475	$22.32	5.4	$2,389

The following table provides additional stock option information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2023	2022
Weighted-average grant date fair value per share	$—	$—
Intrinsic value of options exercised	$—	$2,142
Fair value of stock options that vested	$—	$—

Performance restricted stock units: Compensation expense for PRSUs is based on the fair value of the award estimated on the grant date using the Monte Carlo valuation model. The following are the weighted-average assumptions for the PRSU grants during the periods indicated below:

	Three Months Ended March 31,
	2023	2022
Expected volatility	—	39.24%
Expected dividends	—	—
Risk-free rate	—	1.05%
Discount for post-vesting restrictions	—	11.93%

The following table summarizes PRSU activity during the three months ended March 31, 2023:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2023	70	$52.07
Granted	—	—
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at March 31, 2023	70	$52.07

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per unit amounts	2023	2022
Weighted-average grant date fair value per unit	$—	$52.07
Fair value of PRSUs that vested	$—	$—

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the three months ended March 31, 2023:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2023	108	$21.87
Granted (target)	—	—
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at March 31, 2023	108	$21.87

The following table provides additional RSU information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per unit amounts	2023	2022
Weighted-average grant date fair value per unit	$—	$—
Fair value of RSUs that vested	$—	$—

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

The following table summarizes RSA activity during the three months ended March 31, 2023:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2023	198	$38.99
Granted	56	51.87
Vested	(3)	54.30
Forfeited	—	—
Non-vested shares at March 31, 2023	251	$41.68

The following table provides additional RSA information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2023	2022
Weighted-average grant date fair value per share	$51.87	$40.13
Fair value of RSAs that vested	$154	$215

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

Note 13. Subsequent Events

RMR VII Revolving Warehouse Credit Facility: In April 2023, the Company and its wholly-owned SPE, Regional Management Receivables VII, LLC (“RMR VII”), entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VII. The facility converts to an amortizing loan in October 2024 and terminates in October 2025. The debt will be secured by finance receivables and other related assets that the Company will purchase from its affiliates, which the Company will sell and transfer to RMR VII. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 3.00%, and (iii) the applicable step-up margin (0.00% during the revolving period). RMR VII pays a monthly unused commitment fee ranging between 0.45% and 0.65%. The RMR VII revolving warehouse credit facility is described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on April 6, 2023.

RMR IV Revolving Warehouse Credit Facility amendment: In April 2023, the Company and its wholly-owned SPE, RMR IV, entered into an amendment that extends the date at which the facility converts to an amortizing loan from April 2023 to May 2023.

Quarterly cash dividend: In May 2023, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on June 14, 2023 to shareholders of record at the close of business on May 24, 2023. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (which was filed with the SEC on February 24, 2023) and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of March 31, 2023, we operate under the name “Regional Finance” online and in 344 branch locations in 19 states across the United States, serving 508,200 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

•
Small Loans (≤$2,500) – As of March 31, 2023, we had 273.8 thousand small installment loans outstanding, representing $456.3 million in net finance receivables. This included 138.4 thousand small loan convenience checks, representing $199.3 million in net finance receivables.
•
Large Loans (>$2,500) – As of March 31, 2023, we had 230.1 thousand large installment loans outstanding, representing $1.2 billion in net finance receivables. This included 46.7 thousand large loan convenience checks, representing $158.0 million in net finance receivables.
•
Retail Loans – As of March 31, 2023, we had 4.4 thousand retail purchase loans outstanding, representing $8.1 million in net finance receivables.
•
Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Small and large installment loans are our core products and will be the drivers of future growth. We ceased accepting applications for our retail loan product offering in November 2022, to focus on growing our core loan portfolio. We continue to own and service our existing portfolio of retail loans. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to small and large installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

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

Our allowance for credit losses was 11.0% of net finance receivables as of March 31, 2023. Our contractual delinquency as a percentage of net finance receivables was 7.2% as of March 31, 2023, up from 5.7% as of March 31, 2022. Going forward, we may experience changes to the macroeconomic assumptions within our forecast and changes to our credit loss performance outlook, both of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of March 31, 2023, we had $182.0 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. In addition, we had $580.7 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of March 31, 2023. We believe our liquidity position provides substantial runway to fund our growth initiatives and to support the fundamental operations of our business.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate. Average net finance receivables were $1.7 billion for the first three months of 2023 and $1.4 billion for the prior-year period. We source our loans through our branches, centrally managed direct mail program, digital partners, and our consumer website. The majority of our loans, regardless of origination channel, are serviced through our branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers that we are able to serve. We grew our state footprint from 18 to 19 states during the three months ended March 31, 2023, expanding our operations to Arizona. We continue to assess our legacy branch network for clear opportunities to consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service. We plan to add additional branches in new and existing states where it is favorable for us to conduct business.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of March 31, 2023, representing 89% of total debt.

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

As reinsurer, we maintain restricted reserves comprised of restricted cash and restricted available-for-sale investments for life insurance claims in an amount determined by the unaffiliated insurance company. As of March 31, 2023, the restricted reserves consisted of $21.9 million of unearned premium reserves, including $1.2 million of unpaid claims reserve. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, fees for extending the due date of a loan, returned check charges, commissions earned from the sale of an auto club product, interest income from restricted cash, and investment income from restricted available for sale securities are included in other income.

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

Other expenses consist primarily of legal, compliance, audit, and consulting costs, as well as software maintenance and support, non-employee director compensation, electronic payment processing costs, bank service charges, office supplies, credit bureau charges, and the amortization of software, software licenses, and implementation costs. We frequently experience fluctuations in other expenses as we grow our loan portfolio and expand our market footprint. For a discussion regarding how risks and uncertainties associated with the current regulatory environment may impact our future expenses, net income, and overall financial condition, see Part II, Item 1A, “Risk Factors.”

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	1Q 23		1Q 22
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$120,407	28.5%	$107,631	30.0%
Insurance income, net	10,959	2.6%	10,544	2.9%
Other income	4,012	0.9%	2,673	0.8%
Total revenue	135,378	32.0%	120,848	33.7%
Expenses
Provision for credit losses	47,668	11.3%	30,858	8.6%

Personnel	38,597	9.1%	35,654	9.9%
Occupancy	6,288	1.5%	5,808	1.6%
Marketing	3,379	0.8%	3,091	0.9%
Other	11,059	2.6%	10,547	3.0%
Total general and administrative	59,323	14.0%	55,100	15.4%

Interest expense	16,782	4.0%	(59)	0.0%
Income before income taxes	11,605	2.7%	34,949	9.7%
Income taxes	2,916	0.6%	8,166	2.2%
Net income	$8,689	2.1%	$26,783	7.5%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	1Q 22	2Q 22	3Q 22	4Q 22	1Q 23	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$107,631	$109,771	$116,020	$117,432	$120,407	$2,975	$12,776
Insurance income, net	10,544	10,220	11,987	10,751	10,959	208	415
Other income	2,673	2,880	3,445	3,833	4,012	179	1,339
Total revenue	120,848	122,871	131,452	132,016	135,378	3,362	14,530
Expenses
Provision for credit losses	30,858	45,400	48,071	60,786	47,668	13,118	(16,810)

Personnel	35,654	33,941	36,979	34,669	38,597	(3,928)	(2,943)
Occupancy	5,808	6,156	5,848	5,997	6,288	(291)	(480)
Marketing	3,091	4,108	3,940	4,239	3,379	860	(288)
Other	10,547	9,916	11,397	10,238	11,059	(821)	(512)
Total general and administrative	55,100	54,121	58,164	55,143	59,323	(4,180)	(4,223)

Interest expense	(59)	7,564	11,863	14,855	16,782	(1,927)	(16,841)
Income before income taxes	34,949	15,786	13,354	1,232	11,605	10,373	(23,344)
Income taxes	8,166	3,804	3,286	(1,159)	2,916	(4,075)	5,250
Net income	$26,783	$11,982	$10,068	$2,391	$8,689	$6,298	$(18,094)
Net income per common share:
Basic	$2.81	$1.29	$1.09	$0.26	$0.93	$0.67	$(1.88)
Diluted	$2.67	$1.24	$1.06	$0.25	$0.90	$0.65	$(1.77)
Weighted-average shares outstanding:
Basic	9,533	9,261	9,195	9,199	9,325	(126)	208
Diluted	10,022	9,669	9,526	9,411	9,622	(211)	400

	Balance Sheet Quarterly Trend
Dollars in thousands	1Q 22	2Q 22	3Q 22	4Q 22	1Q 23	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,497,671	$1,547,944	$1,606,550	$1,724,987	$1,701,114	$(23,873)	$203,443
Net finance receivables	$1,446,071	$1,525,659	$1,607,598	$1,699,393	$1,676,230	$(23,163)	$230,159
Allowance for credit losses	$158,800	$167,500	$179,800	$178,800	$183,800	$5,000	$25,000
Debt	$1,134,377	$1,194,570	$1,241,039	$1,355,359	$1,329,677	$(25,682)	$195,300

	Other Key Metrics Quarterly Trend
	1Q 22	2Q 22	3Q 22	4Q 22	1Q 23	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	30.0%	29.8%	29.6%	28.5%	28.5%	—	(1.5)%
Efficiency ratio (1)	45.6%	44.0%	44.2%	41.8%	43.8%	2.0%	(1.8)%
Operating expense ratio (2)	15.4%	14.7%	14.9%	13.4%	14.0%	0.6%	(1.4)%
30+ contractual delinquency	5.7%	6.2%	7.2%	7.1%	7.2%	0.1%	1.5%
Net credit loss ratio (3)	8.7%	10.0%	9.1%	15.0%	10.1%	(4.9)%	1.4%
Book value per share	$30.47	$31.15	$32.18	$32.41	$33.06	$0.65	$2.59

(1) Annualized general and administrative expenses as a percentage of total revenue

(2) Annualized general and administrative expenses as a percentage of average net finance receivables

(3) Annualized net credit losses as a percentage of average net finance receivables

Comparison of March 31, 2023, Versus March 31, 2022

The following discussion and table describe the changes in finance receivables by product type:

•
Small Loans (≤$2,500) – Small loans outstanding increased by $18.2 million, or 4.1%, to $456.3 million at March 31, 2023, from $438.2 million at March 31, 2022. The increase was due to growth initiatives and increased marketing, partially offset by credit tightening for disciplined growth.
•
Large Loans (>$2,500) – Large loans outstanding increased by $214.6 million, or 21.5%, to $1.2 billion at March 31, 2023, from $997.2 million at March 31, 2022. The increase was due to growth initiatives, increased marketing, and the transition of small loan customers to large loans, partially offset by credit tightening for disciplined growth.
•
Retail Loans – Retail loans outstanding decreased $2.6 million, or 24.4%, to $8.1 million at March 31, 2023, from $10.7 million at March 31, 2022. We ceased accepting applications for our retail loan product offering as of November 2022 to focus on growing our core loan portfolio.

	Net Finance Receivables by Product
Dollars in thousands	1Q 23	1Q 22	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$456,313	$438,153	$18,160	4.1%
Large loans	1,211,836	997,226	214,610	21.5%
Retail loans	8,081	10,692	(2,611)	(24.4)%
Total net finance receivables	$1,676,230	$1,446,071	$230,159	15.9%
Number of branches at period end	344	354	(10)	(2.8)%
Net finance receivables per branch	$4,873	$4,085	$788	19.3%

Comparison of the Three Months Ended March 31, 2023, Versus the Three Months Ended March 31, 2022

Net Income. Net income decreased $18.1 million, or 67.6%, to $8.7 million during the three months ended March 31, 2023, from $26.8 million during the prior-year period. The decrease was due to an increase in interest expense of $16.8 million, an increase provision for credit losses of $16.8 million, and an increase in general and administrative expenses of $4.2 million, partially offset by an increase in revenue of $14.5 million and a decrease in income taxes of $5.3 million.

Revenue. Total revenue increased $14.5 million, or 12.0%, to $135.4 million during the three months ended March 31, 2023, from $120.8 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $12.8 million, or 11.9%, to $120.4 million during the three months ended March 31, 2023, from $107.6 million during the prior-year period. The increase was primarily due to an 18.0% increase in average net finance receivables, partially offset by a 1.5% decrease in annualized average yield. The decrease in yield was due to continued mix shift towards larger, higher-quality loans and the credit impact from macro conditions on revenue reversals and non-accrual loans, partially offset by price increases. The three months ended March 31, 2023 included a reduction in revenue reversals of an estimated $1.9 million attributable to the loan sale that occurred during the fourth quarter of 2022.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Three Months Ended			Average Yields for the Three Months Ended (1)
Dollars in thousands	1Q 23	1Q 22	YoY % Inc (Dec)	1Q 23	1Q 22	YoY % Inc (Dec)
Small loans	$467,851	$440,936	6.1%	35.0%	36.0%	(1.0)%
Large loans	1,215,547	982,881	23.7%	26.0%	27.5%	(1.5)%
Retail loans	8,954	10,620	(15.7)%	18.6%	18.4%	0.2%
Total interest and fee yield	$1,692,352	$1,434,437	18.0%	28.5%	30.0%	(1.5)%
(1)
Annualized interest and fee income as a percentage of average net finance receivables.

Total originations decreased to $303.2 million during the three months ended March 31, 2023, from $326.0 million during the prior-year period. Quarterly origination volume was lower than the prior-year period due to credit tightening actions and the re-allocation of labor to collections, both of which impacted origination levels in the quarter. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Three Months Ended
Dollars in thousands	1Q 23	1Q 22	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$109,484	$137,131	$(27,647)	(20.2)%
Large loans	193,571	186,279	7,292	3.9%
Retail loans	146	2,590	(2,444)	(94.4)%
Total loans originated	$303,201	$326,000	$(22,799)	(7.0)%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 1Q 23 Compared to 1Q 22 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Small loans	$2,421	$(1,034)	$(63)	$1,324
Large loans	15,975	(3,600)	(852)	11,523
Retail loans	(77)	7	(1)	(71)
Product mix	1,033	(947)	(86)	—
Total increase in interest and fee income	$19,352	$(5,574)	$(1,002)	$12,776

Insurance Income, Net. Insurance income, net increased $0.4 million, or 3.9%, to $11.0 million during the three months ended March 31, 2023, from $10.5 million during the prior-year period. The three months ended March 31, 2023 were inclusive of a reduction of revenue reversals of an estimated $0.3 million attributable to the loan sale that occurred in the fourth quarter of 2022. During both the three months ended March 31, 2023 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the three months ended March 31, 2023 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Three Months Ended
Dollars in thousands	1Q 23	1Q 22	YoY $ B(W)	YoY % B(W)
Earned premiums	$15,416	$14,873	$543	3.7%
Claims, reserves, and certain direct expenses	(4,457)	(4,329)	(128)	(3.0)%
Insurance income, net	$10,959	$10,544	$415	3.9%

Earned premiums increased by $0.5 million and claims, reserves, and certain direct expenses increased by $0.1 million, compared to the prior-year period, primarily due to portfolio growth.

Other Income. Other income increased $1.3 million, or 50.1%, to $4.0 million during the three months ended March 31, 2023, from $2.7 million during the prior-year period, primarily due to an increase in interest income from cash reserves of $1.1 million.

Provision for Credit Losses. Our provision for credit losses increased $16.8 million, or 54.5%, to $47.7 million during the three months ended March 31, 2023, from $30.9 million during the prior-year period. The increase was due to an increase of $11.3 million in net credit losses and an increase of $5.5 million in the allowance for credit losses, compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the three months ended March 31, 2023, and the prior-year period, the allowance for credit losses included a build of $5.0 million and a release of $0.5 million, respectively. The allowance for credit losses as a percentage of finance receivables as of March 31, 2023, was consistent with the prior-year period at 11.0%.

Net Credit Losses. Net credit losses increased $11.3 million, or 36.1%, to $42.7 million during the three months ended March 31, 2023, from $31.4 million during the prior-year period. The increase was primarily due to higher average net finance receivables, the macroeconomic environment, and the impact of inflation on our customers. Annualized net credit losses as a percentage of average net finance receivables were 10.1% during the three months ended March 31, 2023, compared to 8.7%

during the prior-year period. Our net credit loss ratio during the three months ended March 31, 2023 was inclusive of an estimated 280 basis point benefit from accelerated charge-offs in the fourth quarter of 2022 attributable to the loan sale.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables increased to 7.2% as of March 31, 2023, from 5.7% in the prior-year period, due to the macroeconomic environment.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	1Q 23		1Q 22
Current	$1,438,354	85.8%	$1,268,367	87.7%
1 to 29 days past due	116,723	7.0%	95,689	6.6%
Delinquent accounts:
30 to 59 days	27,428	1.6%	19,818	1.4%
60 to 89 days	25,178	1.5%	16,390	1.1%
90 to 119 days	23,148	1.4%	15,636	1.1%
120 to 149 days	22,263	1.3%	15,322	1.1%
150 to 179 days	23,136	1.4%	14,849	1.0%
Total contractual delinquency	$121,153	7.2%	$82,015	5.7%
Total net finance receivables	$1,676,230	100.0%	$1,446,071	100.0%

	Contractual Delinquency by Product
Dollars in thousands	1Q 23		1Q 22
Small loans	$45,600	10.0%	$34,861	8.0%
Large loans	74,606	6.2%	46,375	4.7%
Retail loans	947	11.7%	779	7.3%
Total contractual delinquency	$121,153	7.2%	$82,015	5.7%

General and Administrative Expenses. Our general and administrative expenses increased $4.2 million, or 7.7%, to $59.3 million during the three months ended March 31, 2023, from $55.1 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $2.9 million, or 8.3%, to $38.6 million during the three months ended March 31, 2023, from $35.7 million during the prior-year period. We had several offsetting increases and decreases in personnel expenses during the three months ended March 31, 2023. Labor expenses increased $4.7 million compared to the prior-year period. This increase was partially offset by lower incentive expenses of $0.6 million, lower recruiting fees of $0.6 million, and higher capitalized loan origination costs, which reduce personnel expenses, of $0.3 million, compared to the prior-year period.

Occupancy. Occupancy expenses increased $0.5 million, or 8.3%, to $6.3 million during the three months ended March 31, 2023, from $5.8 million during the prior-year period. The increase was primarily due to increased rent of $0.4 million.

Marketing. Marketing expenses increased $0.3 million, or 9.3%, to $3.4 million during the three months ended March 31, 2023, from $3.1 million during the prior-year period. The increase was primarily due to higher digital marketing costs of $0.2 million.

Other Expenses. Other expenses increased $0.5 million, or 4.9%, to $11.1 million during the three months ended March 31, 2023, from $10.5 million during the prior-year period. The increase was primarily due to an increase in our investment in digital and technological capabilities of $0.8 million, partially offset by lower external fraud of $0.4 million, compared to the prior-year period. Additionally, we often experience increases in other expenses including legal and settlement expenses, collections expense, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our annualized operating expense ratio decreased by 1.4% to 14.0% during the three months ended March 31, 2023 from 15.4% during the prior-year period. Our operating expense ratio has declined as we have grown our loan portfolio and controlled expense growth.

Interest Expense. Interest expense was $16.8 million during the three months ended March 31, 2023, compared to a $0.1 million benefit during the prior-year period. The increase was primarily due to an increase in our average cost of debt as well as an increase in the average balance of our debt facilities. The annualized average cost of debt was 5.06% during the three months ended

March 31, 2023. The year-over-year increase was due to an increase in variable rate funding costs, inclusive of a prior year increase in the fair value of our interest rate caps of $10.2 million. The average balance of our debt facilities increased to $1.3 billion during the three months ended March 31, 2023, from $1.1 billion during the prior-year period.

Income Taxes. Income taxes decreased $5.3 million, or 64.3%, to $2.9 million during the three months ended March 31, 2023, from $8.2 million during the prior-year period. The decrease was primarily due to a $23.3 million decrease in income before income taxes compared to the prior-year period. Our effective tax rates were 25.1% and 23.4% for the three months ended March 31, 2023 and the prior-year period, respectively. The prior-year period rate was impacted by tax benefits from the exercise and vesting of share-based awards.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of March 31, 2023, we had a funded debt-to-equity ratio (debt divided by total stockholders’ equity) of 4.2 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 18.6%.

Cash and cash equivalents increased to $7.1 million as of March 31, 2023, from $3.9 million as of the prior year-end. As of March 31, 2023 and the prior year-end, we had $174.9 million and $97.6 million, respectively, of immediate availability to draw down cash from our revolving credit facilities. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $580.7 million and $555.1 million as of March 31, 2023, and the prior year-end, respectively. Our total debt was $1.3 billion and $1.4 billion as of March 31, 2023, and the prior year-end, respectively.

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving period maturities of our securitizations and warehouse credit facilities (each as described below within “Financing Arrangements”) range from April 2023 to September 2026. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Dividends.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for the three months ended March 31, 2023:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 23	February 8, 2023	February 22, 2023	March 15, 2023	$0.30
Total				$0.30

The Board declared and paid $2.9 million of cash dividends on our common stock during the three months ended March 31, 2023. See Note 13, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding our cash dividend following the end of the quarter.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2023 was $52.6 million, compared to $45.8 million provided by operating activities during the prior-year period, a net increase of $6.9 million. The increase was primarily due to the growth in our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the three months ended March 31, 2023 was $20.2 million, compared to $49.4 million used in investing activities during the prior-year period, a net decrease in cash used of $29.2 million. The decrease was primarily due to increased repayments and decreased originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash used in financing activities during the three months ended March 31, 2023 was $30.0 million, compared to $10.9 million provided by financing activities during the prior-year period, a net increase in cash used of $40.9 million. The net increase in cash used was a result of a decrease in the net advances on debt instruments of $52.0 million and an increase in cash dividends of $0.1 million, partially offset by a decrease in the repurchase of common stock of $9.0 million, a decrease in payments of debt issuance costs of $1.5 million, and a decrease in taxes paid related to net share settlement of equity awards of $0.7 million.

Financing Arrangements.

Senior Revolving Credit Facility. In November 2022, we amended and restated our senior revolving credit facility to, among other things, decrease the availability under the facility from $500 million to $420 million. Our debt under the senior revolving credit facility was $105.3 million as of March 31, 2023, and the facility matures in September 2024. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible secured finance receivables.

In September 2022, we amended and restated our senior revolving credit facility to replace LIBOR as the benchmark rate for the calculation of interest with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a floor of not less than 0.50%. Borrowings under the facility bear interest, payable monthly, at rates equal to one-month SOFR, with a SOFR floor of not less than 0.50%, plus a 3.00% margin and a benchmark adjustment. The effective interest rate was 7.90% at March 31, 2023. We pay an unused line fee between 0.50% and 1.00% based on the outstanding balance. As of March 31, 2023, we had $131.9 million of immediate availability to draw down cash under the facility and held $7.1 million in unrestricted cash.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $112.6 million and $112.2 million as of March 31, 2023 and December 31, 2022, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation.

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

In September 2022, we and RMR II amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The three-month LIBOR was replaced on October 1, 2022 by three-month SOFR with a floor of 0.25%, plus a 2.35% margin, and a benchmark adjustment.

In March 2023, we and RMR II exercised the right to make an optional principal repayment in full, and in connection with such repayment, the facility terminated.

RMR IV Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR IV, entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility was to convert to an amortizing loan in April 2023 and terminates in April 2024. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR IV. Advances on the facility are capped at 81% of eligible finance receivables.

In September 2022, we and RMR IV amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR IV to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a margin of 2.35% and a benchmark adjustment. The effective interest rate was 7.12% at March 31, 2023. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. As of March 31, 2023, our debt under the credit facility was $0.1 million.

RMR V Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR V, entered into a credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V. In September 2022, we and RMR V amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR V to, among other things, extend the dates at which the facility converts to an amortizing loan and the termination date to November 2022 and November 2023, respectively (October 2022 and October 2023 prior to the September 2022 amendment). Following a subsequent amendment in November 2022, the amortizing loan conversion date and termination date were extended to November 2024 and November 2025, respectively. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.75% (2.20% prior to the November 2022 amendment). The effective interest rate was 7.87% as of March 31, 2023. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. As of March 31, 2023, our debt under the credit facility was $20.1 million.

RMR VI Revolving Warehouse Credit Facility. In February 2023, we and our wholly-owned SPE, RMR VI, entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VI. The facility converts to an amortizing loan in February 2025 and terminates in February 2026. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR VI. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) a 0.10% per annum, (ii) a margin of 2.50%, and (iii) the applicable step-up margin (0% during the revolving period). The effective interest rate was 7.27% as of March 31, 2023. RMR VI pays an unused commitment fee of 0.50%. As of March 31, 2023, our debt under the credit facility was $15.0 million.

RMIT 2020-1 Securitization. In September 2020, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2020-1, completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of March 31, 2023. Prior to maturity in October 2030, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period. As of March 31, 2023, our debt under the securitization was $180.2 million.

RMIT 2021-1 Securitization. In February 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-1, completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of March 31, 2023. Prior to maturity in March

2031, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period. As of March 31, 2023, our debt under the securitization was $248.9 million.

RMIT 2021-2 Securitization. In July 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-2, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of March 31, 2023. Prior to maturity in August 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period. As of March 31, 2023, our debt under the securitization was $200.2 million.

RMIT 2021-3 Securitization. In October 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-3, completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of March 31, 2023. Prior to maturity in October 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period. As of March 31, 2023, our debt under the securitization was $125.2 million.

RMIT 2022-1 Securitization. In February 2022, we, our wholly-owned SPE, RMR III, and our indirectly wholly-owned SPE, RMIT 2022-1, completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of March 31, 2023. Prior to maturity in March 2032, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period. As of March 31, 2023, our debt under the securitization was $250.4 million.

RMIT 2022-2B Securitization. In October 2022, we, our wholly-owned SPE, RMR III, and our indirectly wholly-owned SPE, RMIT 2022-2B, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate, asset-backed notes by RMIT 2022-2B. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2022-2B. The notes have a revolving period ending in October 2024, with a final maturity date in November 2031. RMR III sold two classes of the asset-backed notes and transferred them to RMIT 2022-2B. The $16.3 million class of fixed-rate, asset-backed notes was retained by RMR III on the closing date but may be sold in whole or in part. Borrowings under the sold notes bear interest, payable monthly, at an effective interest rate of 7.51% as of March 31, 2023. Prior to maturity in November 2031, we may redeem the sold notes in full, but not in part, at our option on any business day on or after the payment date occurring in November 2024. No payments of principal of the notes will be made during the revolving period. As of March 31, 2023, our debt under the securitization was $184.3 million.

See Note 13, “Subsequent Events” of the Notes to the Consolidated Financial Statements in Part 1, Item 1, “Financial Statements,” for information regarding the addition of a revolving credit facility and an amendment of the RMR IV Revolving Warehouse Credit Facility following the end of the fiscal quarter.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of March 31, 2023, we were in compliance with all debt covenants.

Restricted Cash Reserve Accounts.

RMR IV Revolving Warehouse Credit Facility. The credit agreement governing the RMR IV revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of March 31, 2023, the warehouse facility cash reserve requirement totaled $0.3 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $2.2 million as of March 31, 2023.

RMR V Revolving Warehouse Credit Facility. The credit agreement governing the RMR V revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of March 31, 2023, the warehouse facility cash reserve requirement totaled $0.5 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $3.2 million as of March 31, 2023.

RMR VI Revolving Warehouse Credit Facility. The credit agreement governing the RMR VI revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of March 31, 2023, the warehouse facility cash reserve requirement totaled $0.2 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $0.3 million as of March 31, 2023.

RMIT 2020-1 Securitization. As required under the transaction documents governing the RMIT 2020-1 securitization, we deposited $1.9 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $13.9 million as of March 31, 2023.

RMIT 2021-1 Securitization. As required under the transaction documents governing the RMIT 2021-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $20.5 million as of March 31, 2023.

RMIT 2021-2 Securitization. As required under the transaction documents governing the RMIT 2021-2 securitization, we deposited $2.1 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $16.1 million as of March 31, 2023.

RMIT 2021-3 Securitization. As required under the transaction documents governing the RMIT 2021-3 securitization, we deposited $1.5 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $17.5 million as of March 31, 2023.

RMIT 2022-1 Securitization. As required under the transaction documents governing the RMIT 2022-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $21.5 million as of March 31, 2023.

RMIT 2022-2B Securitization. As required under the transaction documents governing the RMIT 2022-2B securitization, we deposited $2.3 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $17.5 million as of March 31, 2023.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. As of March 31, 2023, cash reserves for reinsurance were $0.6 million.

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

We selected a Probability of Default (“PD”) / Loss Given Default (“LGD”) model to estimate our base allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical net finance receivables are tracked over the term of the pools to identify the instances of loss (PDs) and the average severity of losses (LGDs).

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards moderate recession that would have increased our reserves as of March 31, 2023 by $1.2 million.

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

Regulatory Developments.

On March 7, 2023, the Consumer Financial Protection Bureau (the “CFPB”) provided the Company with notice that it is seeking to establish supervisory authority over the Company pursuant to section 1024(a)(1)(C) of the Consumer Financial Protection Act of 2010. Under that provision, the CFPB may establish supervisory authority over any non-bank covered person that it has reasonable cause to determine is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. The Company disagrees that the CFPB has reasonable cause to supervise the Company, and has, therefore, submitted a response to the CFPB pursuant to the process outlined in 12 C.F.R. § 1091. At this time, the Company is awaiting the resolution of this matter. If the CFPB decides that it has reasonable cause to determine that the Company is a non-bank covered person that is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services, the CFPB will have supervisory authority over the Company subjecting the Company to, among other things, examination by the CFPB. See “Government Regulation” in Part I, Item 1 “Business” and “Risks Related to Regulation and Legal Proceedings” in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a further discussion of the regulation and regulatory risks to which the Company is subject.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of March 31, 2023, the interest rates on 89.4% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and three revolving warehouse credit facilities. As of March 31, 2023, the balances and key terms of the credit facilities were as follows:

Revolving Credit Facility	Balance (in thousands)	Interest Payment Frequency	Rate Type	Floor	Margin	Effective Interest Rate
Senior	$105,315	Monthly	1-month SOFR	0.50%	3.00%	7.77%
RMR IV Warehouse	65	Monthly	1-month SOFR	—	2.35%	7.12%
RMR V Warehouse	20,099	Monthly	Conduit	—	2.75%	7.87%
RMR VI Warehouse	15,005	Monthly	1-month SOFR	—	2.50%	7.27%
Total	$140,484

Based on the underlying rates and the outstanding balances as of March 31, 2023, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $1.4 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (which was filed with the SEC on February 24, 2023), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.1	Credit Agreement, dated as of February 2, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables VI, LLC, as borrower, the lenders and agents parties thereto, Regions Bank, as administrative agent, and Computershare Trust Company, N.A., as securities intermediary and backup servicer		8-K	001-35477	10.1	2/08/2023

10.2

Seventh Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of March 21, 2023, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent

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

REGIONAL MANAGEMENT CORP.

Date: May 5, 2023	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)