Form 10-Q
period 2023-06-30
Regional Management Corp.
filed 2023-08-04
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had outstanding 9,837,180 shares of Common Stock, $0.10 par value.

ITEM 1. FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	June 30, 2023
	(Unaudited)	December 31, 2022
Assets
Cash	$10,330	$3,873
Net finance receivables	1,688,937	1,699,393
Unearned insurance premiums	(49,059)	(51,008)
Allowance for credit losses	(181,400)	(178,800)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,458,478	1,469,585
Restricted cash	131,132	127,926
Lease assets	34,996	34,521
Restricted available-for-sale investments	20,298	20,416
Deferred tax assets, net	15,278	13,810
Property and equipment	14,689	14,526
Intangible assets	13,949	12,122
Other assets	24,466	28,208
Total assets	$1,723,616	$1,724,987
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,344,855	$1,355,359
Unamortized debt issuance costs	(6,923)	(9,512)
Net debt	1,337,932	1,345,847
Lease liabilities	37,150	36,712
Accounts payable and accrued expenses	27,032	33,795
Total liabilities	1,402,114	1,416,354
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,636 shares issued and 9,829 shares outstanding at June 30, 2023 and 14,330 shares issued and 9,523 shares outstanding at December 31, 2022)	1,464	1,433
Additional paid-in capital	116,202	112,384
Retained earnings	354,346	345,545
Accumulated other comprehensive loss	(367)	(586)
Treasury stock (4,807 shares at June 30, 2023 and December 31, 2022)	(150,143)	(150,143)
Total stockholders’ equity	321,502	308,633
Total liabilities and stockholders’ equity	$1,723,616	$1,724,987

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$404	$439
Net finance receivables	1,311,107	1,296,078
Allowance for credit losses	(138,343)	(134,708)
Restricted cash	128,161	126,017
Other assets	3,417	1,706
Total assets	$1,304,746	$1,289,532
Liabilities
Net debt	$1,233,509	$1,199,404
Accounts payable and accrued expenses	187	167
Total liabilities	$1,233,696	$1,199,571

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Interest and fee income	$118,083	$109,771	$238,490	$217,402
Insurance income, net	11,203	10,220	22,162	20,764
Other income	4,198	2,880	8,210	5,553
Total revenue	133,484	122,871	268,862	243,719

Expenses
Provision for credit losses	52,551	45,400	100,219	76,258

Personnel	36,419	33,941	75,016	69,595
Occupancy	6,158	6,156	12,446	11,964
Marketing	3,844	4,108	7,223	7,199
Other	10,475	9,916	21,534	20,463
Total general and administrative expenses	56,896	54,121	116,219	109,221

Interest expense	16,224	7,564	33,006	7,505
Income before income taxes	7,813	15,786	19,418	50,735
Income taxes	1,790	3,804	4,706	11,970

Net income	$6,023	$11,982	$14,712	$38,765
Net income per common share:
Basic	$0.64	$1.29	$1.57	$4.13
Diluted	$0.63	$1.24	$1.53	$3.94
Weighted-average common shares outstanding:
Basic	9,399	9,261	9,363	9,396
Diluted	9,566	9,669	9,595	9,845

Other comprehensive income, net of tax
Unrealized income on restricted available-for-sale investments	14	—	277	—
Other comprehensive income, before tax	14	—	277	—
Income taxes related to items of other comprehensive income	(3)	—	(58)	—
Other comprehensive income, net of tax	11	—	219	—
Total comprehensive income	$6,034	$11,982	$14,931	$38,765

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2023
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, March 31, 2023	14,385	$1,438	$114,452	$351,324	$(378)	$(150,143)	$316,693
Cash dividends	—	—	—	(3,001)	—	—	(3,001)
Issuance of restricted stock awards	266	27	(27)	—	—	—	—
Exercise of stock options	18	2	287	—	—	—	289
Shares withheld related to net share settlement	(33)	(3)	(846)	—	—	—	(849)
Share-based compensation	—	—	2,336	—	—	—	2,336
Net income	—	—	—	6,023	—	—	6,023
Other comprehensive income	—	—	—	—	11	—	11
Balance, June 30, 2023	14,636	$1,464	$116,202	$354,346	$(367)	$(150,143)	$321,502

	Three Months Ended June 30, 2022
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, March 31, 2022	14,360	$1,436	$105,989	$329,878	$—	$(138,561)	$298,742
Cash dividends	—	—	—	(2,917)	—	—	(2,917)
Issuance of restricted stock awards	40	4	(4)	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(11,582)	(11,582)
Shares withheld related to net share settlement	(10)	(1)	(387)	—	—	—	(388)
Share-based compensation	—	—	2,747	—	—	—	2,747
Net income	—	—	—	11,982	—	—	11,982
Balance, June 30, 2022	14,390	$1,439	$108,345	$338,943	$—	$(150,143)	$298,584

	Six Months Ended June 30, 2023
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2022	14,330	$1,433	$112,384	$345,545	$(586)	$(150,143)	$308,633
Cash dividends	—	—	—	(5,911)	—	—	(5,911)
Issuance of restricted stock awards	322	32	(32)	—	—	—	—
Exercise of stock options	18	2	287	—	—	—	289
Shares withheld related to net share settlement	(34)	(3)	(877)	—	—	—	(880)
Share-based compensation	—	—	4,440	—	—	—	4,440
Net income	—	—	—	14,712	—	—	14,712
Other comprehensive income	—	—	—	—	219	—	219
Balance, June 30, 2023	14,636	$1,464	$116,202	$354,346	$(367)	$(150,143)	$321,502

	Six Months Ended June 30, 2022
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2021	14,157	$1,416	$104,745	$306,105	$—	$(129,530)	$282,736
Cash dividends	—	—	—	(5,927)	—	—	(5,927)
Issuance of restricted stock awards	218	22	(22)	—	—	—	—
Exercise of stock options	61	6	—	—	—	—	6
Repurchase of common stock	—	—	—	—	—	(20,613)	(20,613)
Shares withheld related to net share settlement	(46)	(5)	(1,231)	—	—	—	(1,236)
Share-based compensation	—	—	4,853	—	—	—	4,853
Net income	—	—	—	38,765	—	—	38,765
Balance, June 30, 2022	14,390	$1,439	$108,345	$338,943	$—	$(150,143)	$298,584

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$14,712	$38,765
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	100,219	76,258
Depreciation and amortization	7,644	6,234
Amortization of deferred origination fees and costs	(7,246)	(7,881)
Loss on disposal of property and equipment	437	16
Share-based compensation	4,440	4,853
Fair value adjustment on interest rate caps	—	(2,525)
Deferred income taxes, net	(1,526)	(1,378)
Changes in operating assets and liabilities:
Increase (decrease) in unearned insurance premiums	(1,949)	1,149
(Increase) decrease in lease assets	(475)	166
Decrease in other assets	4,262	7,870
Decrease in accounts payable and accrued expenses	(6,231)	(14,521)
Increase in lease liabilities	438	417
Net cash provided by operating activities	114,725	109,423
Cash flows from investing activities:
Originations of finance receivables	(706,642)	(755,416)
Repayments of finance receivables	628,078	597,679
Purchases of intangible assets	(3,633)	(2,177)
Purchases of property and equipment	(2,794)	(2,001)
Purchase of restricted available-for-sale investments	(1,900)	—
Proceeds from maturities of restricted available-for-sale investments	2,117	—
Net cash used in investing activities	(84,774)	(161,915)
Cash flows from financing activities:
Advances on revolving credit facilities	821,658	894,587
Payments on revolving credit facilities	(832,264)	(948,926)
Advances on securitizations	—	250,000
Payments on securitizations	—	(109,228)
Payments for debt issuance costs	(2,763)	(2,733)
Taxes paid related to net share settlement of equity awards	(998)	(1,231)
Cash dividends	(6,210)	(5,823)
Repurchases of common stock	—	(20,613)
Proceeds from exercise of stock options	289	—
Net cash provided by (used in) financing activities	(20,288)	56,033
Net change in cash and restricted cash	9,663	3,541
Cash and restricted cash at beginning of period	131,799	149,189
Cash and restricted cash at end of period	$141,462	$152,730
Supplemental cash flow information:
Interest paid	$29,170	$17,750
Income taxes paid	$1,188	$22,694
Operating leases paid	$4,738	$4,241
Non-cash lease assets and liabilities acquired	$4,370	$3,802
Non-cash dividends payable	$(299)	$104

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	June 30, 2023	December 31, 2022	June 30, 2022
Cash	$10,330	$3,873	$7,928
Restricted cash	131,132	127,926	144,802
Total cash and restricted cash	$141,462	$131,799	$152,730

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, and related payment and collateral protection insurance products. The Company formerly offered retail loans but ceased accepting applications for retail loan products effective November 2022. The Company continues to own and service its existing portfolio of retail loans. As of June 30, 2023, the Company operated under the name “Regional Finance” online and in branch locations in 19 states across the United States.

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

The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. Changes in quarterly growth or liquidation could result in larger allowance for credit loss releases in periods of portfolio liquidation and larger provisions for credit losses in periods of portfolio growth. Consequently, the Company experiences seasonal fluctuations in its operating results. However, changes in macroeconomic factors, including inflation, rising interest rates, and geopolitical conflict, have impacted the Company’s typical seasonal trends for loan volume and delinquency.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	June 30, 2023	December 31, 2022
Small loans	$444,590	$481,605
Large loans	1,238,031	1,208,185
Retail loans	6,316	9,603
Net finance receivables	$1,688,937	$1,699,393

Net finance receivables included net deferred origination fees and costs of $14.6 million and $16.0 million as of June 30, 2023 and December 31, 2022, respectively.

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

Net finance receivables by product, FICO band at origination, and origination year as of June 30, 2023 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2023 (1)	2022	2021	2020	2019	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$39,625	$28,693	$4,351	$511	$118	$31	$73,329
2	20,263	18,016	2,386	206	22	11	40,904
3	28,162	23,901	2,413	140	18	1	54,635
4	32,295	29,124	2,656	157	12	7	64,251
5	36,956	36,674	3,097	115	7	3	76,852
6	64,883	63,633	5,878	209	14	2	134,619
Total small loans	$222,184	$200,041	$20,781	$1,338	$191	$55	$444,590
Current period credit losses (2)	$196	$31,402	$7,711	$475	$41	$3	$39,828
Large Loans:
FICO Band
1	$44,154	$43,553	$15,224	$4,435	$1,873	$699	$109,938
2	25,210	28,393	9,322	2,117	656	139	65,837
3	47,989	77,031	26,144	4,607	1,073	137	156,981
4	65,824	105,931	35,481	6,788	1,745	89	215,858
5	70,307	108,486	38,409	7,766	1,542	68	226,578
6	156,246	215,820	73,542	14,511	2,625	95	462,839
Total large loans	$409,730	$579,214	$198,122	$40,224	$9,514	$1,227	$1,238,031
Current period credit losses (2)	$243	$35,477	$21,693	$3,207	$970	$168	$61,758
Retail Loans:
FICO Band
1	$2	$4	$3	$10	$—	$8	$27
2	—	334	60	—	1	—	395
3	—	948	371	27	3	3	1,352
4	—	1,025	602	112	2	4	1,745
5	—	783	482	90	3	5	1,363
6	—	817	508	104	5	—	1,434
Total retail loans	$2	$3,911	$2,026	$343	$14	$20	$6,316
Current period credit losses (2)	$—	$328	$233	$47	$22	$2	$632
Total Loans:
FICO Band
1	$83,781	$72,250	$19,578	$4,956	$1,991	$738	$183,294
2	45,473	46,743	11,768	2,323	679	150	107,136
3	76,151	101,880	28,928	4,774	1,094	141	212,968
4	98,119	136,080	38,739	7,057	1,759	100	281,854
5	107,263	145,943	41,988	7,971	1,552	76	304,793
6	221,129	280,270	79,928	14,824	2,644	97	598,892
Total loans	$631,916	$783,166	$220,929	$41,905	$9,719	$1,302	$1,688,937
Current period credit losses (2)	$439	$67,207	$29,637	$3,729	$1,033	$173	$102,218
(1)
Includes loans originated during the six months ended June 30, 2023.
(2)
Represents credit losses for the six months ended June 30, 2023.

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2022 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2022	2021	2020	2019	2018	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$63,362	$10,842	$1,388	$246	$47	$7	$75,892
2	41,683	6,785	664	56	26	2	49,216
3	53,444	7,659	520	39	—	1	61,663
4	62,609	8,980	544	33	—	1	72,167
5	71,448	10,650	505	22	—	—	82,625
6	119,199	19,886	929	28	—	—	140,042
Total small loans	$411,745	$64,802	$4,550	$424	$73	$11	$481,605
Large Loans:
FICO Band
1	$60,836	$20,653	$7,219	$3,286	$826	$539	$93,359
2	41,174	15,955	4,044	1,409	111	121	62,814
3	112,336	44,805	8,637	2,811	172	137	168,898
4	150,559	57,913	12,063	3,931	152	67	224,685
5	150,793	59,154	13,060	3,735	172	37	226,951
6	290,648	109,931	24,038	6,552	263	46	431,478
Total large loans	$806,346	$308,411	$69,061	$21,724	$1,696	$947	$1,208,185
Retail Loans:
FICO Band
1	$8	$7	$28	$12	$4	$3	$62
2	475	92	9	10	—	—	586
3	1,310	599	71	14	1	3	1,998
4	1,389	979	263	28	2	4	2,665
5	1,083	775	218	27	3	5	2,111
6	1,123	802	224	31	—	1	2,181
Total retail loans	$5,388	$3,254	$813	$122	$10	$16	$9,603
Total Loans:
FICO Band
1	$124,206	$31,502	$8,635	$3,544	$877	$549	$169,313
2	83,332	22,832	4,717	1,475	137	123	112,616
3	167,090	53,063	9,228	2,864	173	141	232,559
4	214,557	67,872	12,870	3,992	154	72	299,517
5	223,324	70,579	13,783	3,784	175	42	311,687
6	410,970	130,619	25,191	6,611	263	47	573,701
Total loans	$1,223,479	$376,467	$74,424	$22,270	$1,779	$974	$1,699,393

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	June 30, 2023
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$362,595	81.6%	$1,066,517	86.2%	$4,675	74.0%	$1,433,787	84.9%
1 to 29 days past due	41,101	9.2%	96,877	7.8%	832	13.2%	138,810	8.2%
Delinquent accounts
30 to 59 days	11,089	2.5%	22,355	1.8%	232	3.7%	33,676	2.0%
60 to 89 days	8,852	2.0%	15,890	1.3%	189	3.0%	24,931	1.5%
90 to 119 days	7,155	1.6%	12,759	1.0%	127	1.9%	20,041	1.1%
120 to 149 days	6,579	1.5%	11,371	0.9%	137	2.2%	18,087	1.1%
150 to 179 days	7,219	1.6%	12,262	1.0%	124	2.0%	19,605	1.2%
Total delinquency	$40,894	9.2%	$74,637	6.0%	$809	12.8%	$116,340	6.9%
Total net finance receivables	$444,590	100.0%	$1,238,031	100.0%	$6,316	100.0%	$1,688,937	100.0%
Net finance receivables in nonaccrual status	$22,098	5.0%	$38,880	3.1%	$425	6.7%	$61,403	3.6%

	December 31, 2022
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$388,978	80.7%	$1,034,981	85.7%	$7,543	78.6%	$1,431,502	84.2%
1 to 29 days past due	48,924	10.2%	97,855	8.1%	1,269	13.2%	148,048	8.7%
Delinquent accounts
30 to 59 days	13,144	2.8%	22,712	1.8%	352	3.7%	36,208	2.2%
60 to 89 days	12,251	2.5%	18,828	1.6%	273	2.8%	31,352	1.8%
90 to 119 days	8,714	1.8%	15,427	1.3%	152	1.6%	24,293	1.4%
120 to 149 days	5,572	1.2%	10,675	0.9%	10	0.1%	16,257	1.0%
150 to 179 days	4,022	0.8%	7,707	0.6%	4	0.0%	11,733	0.7%
Total delinquency	$43,703	9.1%	$75,349	6.2%	$791	8.2%	$119,843	7.1%
Total net finance receivables	$481,605	100.0%	$1,208,185	100.0%	$9,603	100.0%	$1,699,393	100.0%
Net finance receivables in nonaccrual status	$20,810	4.3%	$39,039	3.2%	$212	2.2%	$60,061	3.5%
The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended June 30, 2023 and 2022, the Company reversed $6.4 million and $4.4 million of accrued interest as reductions of interest and fee income, respectively. The Company reversed $11.1 million and $8.0 million of accrued interest as reductions of interest and fee income for the six months ended June 30, 2023 and 2022, respectively.

The following is a reconciliation of the allowance for credit losses by product for the three and six months ended June 30, 2023 and 2022:

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at April 1, 2023	$62,112	$120,382	$1,306	$183,800
Provision for credit losses	18,759	33,556	236	52,551
Credit losses	(23,448)	(33,661)	(500)	(57,609)
Recoveries	1,045	1,596	17	2,658
Ending balance at June 30, 2023	$58,468	$121,873	$1,059	$181,400
Net finance receivables at June 30, 2023	$444,590	$1,238,031	$6,316	$1,688,937
Allowance as percentage of net finance receivables at June 30, 2023	13.2%	9.8%	16.8%	10.7%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at April 1, 2022	$58,330	$98,933	$1,537	$158,800
Provision for credit losses	17,469	27,569	362	45,400
Credit losses	(18,372)	(19,532)	(354)	(38,258)
Recoveries	749	790	19	1,558
Ending balance at June 30, 2022	$58,176	$107,760	$1,564	$167,500
Net finance receivables at June 30, 2022	$455,253	$1,059,523	$10,883	$1,525,659
Allowance as percentage of net finance receivables at June 30, 2022	12.8%	10.2%	14.4%	11.0%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2023	$57,915	$119,592	$1,293	$178,800
Provision for credit losses	38,578	61,265	376	100,219
Credit losses	(39,828)	(61,758)	(632)	(102,218)
Recoveries	1,803	2,774	22	4,599
Ending balance at June 30, 2023	$58,468	$121,873	$1,059	$181,400
Net finance receivables at June 30, 2023	$444,590	$1,238,031	$6,316	$1,688,937
Allowance as percentage of net finance receivables at June 30, 2023	13.2%	9.8%	16.8%	10.7%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2022	$61,294	$96,494	$1,512	$159,300
Provision for credit losses	30,117	45,520	621	76,258
Credit losses	(34,627)	(35,792)	(619)	(71,038)
Recoveries	1,392	1,538	50	2,980
Ending balance at June 30, 2022	$58,176	$107,760	$1,564	$167,500
Net finance receivables at June 30, 2022	$455,253	$1,059,523	$10,883	$1,525,659
Allowance as percentage of net finance receivables at June 30, 2022	12.8%	10.2%	14.4%	11.0%

The Company uses certain loan modification programs for borrowers experiencing financial difficulties as a loss mitigation strategy to improve collectability of the loans and assist customers through financial setbacks. Programs consist of offering payment deferrals, refinancing, and, in limited instances, settlements. Customers may also pursue financial assistance through external sources, such as filing for bankruptcy protection. Modification programs available to our customers are described in more detail below:

•
Customers with temporary hardships may be offered payment deferrals related to past due payments. Such deferrals extend the customer’s maturity date and are generally considered insignificant delays. During the second quarter of 2023, the Company enhanced its policy for determining an insignificant delay in payment. The Company’s previous policy for an insignificant delay in payment was two or fewer deferrals in a rolling twelve-month period, which was updated to be three or fewer deferrals in a rolling twelve-month period. Such change had no material impact to the Company's disclosures.
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
•
Customers who receive bankruptcy protection may receive principal forgiveness, interest rate reductions, and/or term extensions.

The information relating to modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

	As of and for the Three Months Ended June 30, 2023
	Principal Forgiveness, Interest Rate Reduction, & Term Extension		Interest Rate Reduction & Term Extension		Total
Dollars in thousands	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables
Small loans	$16	—	$678	0.2%	$694	0.2%
Large loans	109	—	3,162	0.3%	3,271	0.3%
Total	$125	—	$3,840	0.2%	$3,965	0.2%

	As of and for the Six Months Ended June 30, 2023
	Principal Forgiveness, Interest Rate Reduction, & Term Extension		Interest Rate Reduction & Term Extension		Total
Dollars in thousands	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables
Small loans	$19	—	$1,568	0.4%	$1,587	0.4%
Large loans	131	—	7,706	0.6%	7,837	0.6%
Total	$150	—	$9,274	0.5%	$9,424	0.6%

The financial effects of the modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

Three Months Ended June 30, 2023
Loan Modification	Product	Financial Effect
Principal forgiveness	Small loans	Reduced the amortized cost basis of the loans by $0.2 million.
	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
Interest rate reduction	Small loans	Reduced the weighted-average contractual interest rate by 14.6%.
	Large loans	Reduced the weighted-average contractual interest rate by 10.0%.
Term extension	Small loans	Added a weighted-average 1.3 years to the life of loans.
	Large loans	Added a weighted-average 1.4 years to the life of loans.

Six Months Ended June 30, 2023
Loan Modification	Product	Financial Effect
Principal forgiveness	Small loans	Reduced the amortized cost basis of the loans by $0.3 million.
	Large loans	Reduced the amortized cost basis of the loans by $0.5 million.
Interest rate reduction	Small loans	Reduced the weighted-average contractual interest rate by 13.5%.
	Large loans	Reduced the weighted-average contractual interest rate by 11.3%.
Term extension	Small loans	Added a weighted-average 1.3 years to the life of loans.
	Large loans	Added a weighted-average 1.4 years to the life of loans.

The following table provides the amortized cost basis for modifications made to borrowers experiencing financial difficulty on or after January 1, 2023 that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the periods indicated are as follows:

	As of and for the Three and Six Months Ended June 30, 2023
Dollars in thousands	Principal Forgiveness, Interest Rate Reduction, & Term Extension	Interest Rate Reduction & Term Extension	Total
Small loans	$—	$70	$70
Large loans	—	301	301
Total	$—	$371	$371

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty on or after January 1, 2023 for the period indicated are as follows:

	June 30, 2023
Dollars in thousands	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Small loans	$1,314	$229	$44	$1,587
Large loans	6,819	817	201	7,837
Total	$8,133	$1,046	$245	$9,424

Prior to January 1, 2023, the Company classified a loan as a TDR finance receivable when the Company modified a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and granted a concession that it would not have otherwise considered.

The amount of TDR net finance receivables and the related TDR allowance for credit losses for the period indicated are as follows:

	June 30, 2022
Dollars in thousands	TDR Net Finance Receivables	TDR Allowance for Credit Losses
Small loans	$3,333	$1,158
Large loans	13,743	4,138
Retail loans	48	17
Total	$17,124	$5,313

The following tables provide the number and amount of net finance receivables modified and classified as TDRs during the periods presented:

	Three Months Ended
	June 30, 2022
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)
Small loans	743	$1,425
Large loans	737	4,283
Retail loans	1	3
Total	1,481	$5,711

	Six Months Ended
	June 30, 2022
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)
Small loans	1,509	$2,889
Large loans	1,497	8,326
Retail loans	4	8
Total	3,010	$11,223
(1)
Represents the post-modification net finance receivables balance of loans that have been modified during the period and resulted in a TDR.

The following tables provide the number of accounts and amortized cost basis of finance receivables that subsequently defaulted within the periods indicated (that were modified as a TDR in the preceding 12 months). The Company defines payment default as 90 days past due for this disclosure. The respective amounts and activity for the periods indicated are as follows:

	Three Months Ended
	June 30, 2022
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)
Small loans	198	$384
Large loans	208	1,211
Retail loans	2	6
Total	408	$1,601

	Six Months Ended
	June 30, 2022
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)
Small loans	452	$862
Large loans	418	2,423
Retail loans	4	12
Total	874	$3,297
(1)
Only includes defaults occurring within 12 months of a loan being designated as a TDR. Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Note 4. Restricted Available-for-Sale Investments

The following tables reconcile the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted available-for-sale investments as of the periods indicated:

	June 30, 2023
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$20,762	$—	$(464)	$20,298

	December 31, 2022
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$21,158	$—	$(742)	$20,416

The following tables include the gross unrealized losses and estimated fair values of restricted available-for-sale investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$20,298	$(464)	$—	$—	$20,298	$(464)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$20,416	$(742)	$—	$—	$20,416	$(742)

The restricted available-for-sale investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $0.0 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted available-for-sale investments. Changes in fair value are the result of recent increases in interest rates by the Federal Reserve that occurred after the purchase of the investments.

The following table includes the amortized cost and estimated fair values of restricted available-for-sale investments by contractual maturity as of the periods indicated:

	June 30, 2023
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$18,618	$18,231
Due within one year to five years	2,144	2,067
Due within five years to ten years	—	—
Due after ten years	—	—
Total restricted available-for-sale investments	$20,762	$20,298

The following table includes the proceeds from sold or matured restricted available-for-sale investments for the periods indicated:

	Three Months Ended		Six Months Ended
Dollars in thousands	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Purchases of restricted available-for-sale investments	$—	$—	$1,900	$—
Maturities of restricted available-for-sale investments	2,117	—	2,117	—

The Company had no gross realized gains or losses during the three and six months ended June 30, 2023 and 2022, respectively. For additional information on the Company's restricted available-for-sale investments, see Note 8, "Disclosure About Fair Value of Financial Instruments."

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

As of September 30, 2022, the Company no longer maintained interest rate cap protections.

The following is a summary of changes in fair value of the interest rate caps for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2023	2022	2023	2022
Balance at beginning of period	$—	$16,744	$—	$6,586
Purchases	—	—	—	—
Sales	—	(14,687)	—	(14,687)
Fair value adjustment included as a decrease in interest expense	—	3,024	—	13,182
Balance at end of period	$—	$5,081	$—	$5,081

The following table provides information regarding the offsetting of interest rate caps and cash collateral received or paid for the periods indicated:

Dollars in thousands	June 30, 2023	June 30, 2022
Interest rate caps	$—	$5,081
Cash collateral received	—	(5,457)
Net asset (liability) in the consolidated balance sheet	$—	$(376)

Note 6. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	June 30, 2023			December 31, 2022
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Senior revolving credit facility	$105,426	$(1,003)	$104,423	$147,547	$(1,104)	$146,443
RMR II revolving warehouse credit facility	—	—	—	189	—	189
RMR IV revolving warehouse credit facility	3,074	—	3,074	18,144	(338)	17,806
RMR V revolving warehouse credit facility	22,236	—	22,236	286	—	286
RMR VI revolving warehouse credit facility	20,512	—	20,512	—	—	—
RMR VII revolving warehouse credit facility	4,414	—	4,414	—	—	—
RMIT 2020-1 securitization	180,214	(208)	180,006	180,214	(618)	179,596
RMIT 2021-1 securitization	248,916	(563)	248,353	248,916	(985)	247,931
RMIT 2021-2 securitization	200,192	(1,320)	198,872	200,192	(1,534)	198,658
RMIT 2021-3 securitization	125,202	(1,021)	124,181	125,202	(1,178)	124,024
RMIT 2022-1 securitization	250,374	(1,416)	248,958	250,374	(1,841)	248,533
RMIT 2022-2B securitization	184,295	(1,392)	182,903	184,295	(1,914)	182,381
Total	$1,344,855	$(6,923)	$1,337,932	$1,355,359	$(9,512)	$1,345,847
Unused amount of revolving credit facilities (subject to borrowing base)	$640,723			$555,117

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. RMR II had $0.9 million in such costs as of December 31, 2022. RMR IV had $0.9 million of such costs as of June 30, 2023. RMR V had $0.4 million of such costs for both June 30, 2023 and December 31, 2022. RMR VI had $0.9 million of such costs as of June 30, 2023. RMR VII had $0.8 million of such costs as of June 30, 2023.

Senior Revolving Credit Facility: In November 2022, the Company amended and restated its senior revolving credit facility to, among other things, decrease the availability under the facility from $500 million to $420 million. The senior revolving credit facility matures in September 2024. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible finance receivables (67% of eligible finance receivables as of June 30, 2023).

In September 2022, the Company amended and restated its senior revolving credit facility to replace LIBOR as the benchmark rate for the calculation of interest with a forward-looking term rate based on the secured overnight financing rate ("SOFR") or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a floor of not less than 0.50%, plus a 3.00% margin and a benchmark adjustment. The effective interest rate was 8.26% at June 30, 2023. The Company pays an unused commitment fee between 0.50% and 1.00% based upon the average outstanding balance. As of June 30, 2023, the Company had $103.3 million of immediate available liquidity to draw down cash under the facility and held $10.3 million in unrestricted cash.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $114.1 million and $112.2 million as of June 30, 2023 and December 31, 2022, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

In September 2022, the Company and RMR II amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR II to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The three-month LIBOR was replaced on October 1, 2022 by three-month SOFR with a floor of 0.25%, plus a 2.35% margin, and a benchmark adjustment.

In March 2023, the Company and RMR II exercised the right to make an optional principal repayment in full, and in connection with such repayment, the facility terminated.

RMR IV Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly-owned SPE, Regional Management Receivables IV, LLC (“RMR IV”), entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility was to convert to an amortizing loan in April 2023 and terminate in April 2024. In April and May 2023, the Company and its wholly-owned SPE, RMR IV, amended and restated the credit agreement that provides for a revolving warehouse credit facility to (i) extend the amortizing loan conversion date from April 2023 to May 2025 and the termination date from April 2024 to May 2026; (ii) decrease the capped advances on the facility from 81% to 77% of eligible finance receivables; and (iii) increase the margin from 2.35% to 2.80%. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR IV.

In September 2022, the Company RMR IV amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR IV to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a margin of 2.35% and a benchmark adjustment. The effective interest rate was 8.06% as of June 30, 2023. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. RMR IV had $18.1 million of immediate availability to draw down cash under the facility and held $0.3 million in restricted cash reserves as of June 30, 2023 to satisfy provisions of the credit agreement.

RMR V Revolving Warehouse Credit Facility: In September 2022, the Company and its wholly owned SPE, Regional Management Receivables V, LLC (“RMR V”), amended and restated the credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V to extend the date at which the facility converts to an amortizing loan and the termination date to November 2022 and November 2023, respectively (October 2022 and October 2023, respectively, prior to the September 2022 amendment). Following a subsequent amendment in November 2022, the amortizing loan conversion date and termination date were extended to November 2024 and November 2025, respectively. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.75% (2.20% prior to the November 2022 amendment). The effective interest rate was 8.17% as of June 30, 2023. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. RMR V had $15.5 million of immediate availability to draw down cash under the facility and held $0.5 million in restricted cash reserves as of June 30, 2023 to satisfy provisions of the credit agreement.

RMR VI Revolving Warehouse Credit Facility: In February 2023, the Company and its wholly-owned SPE, Regional Management Receivables VI, LLC (“RMR VI”), entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VI. The facility converts to an amortizing loan in February 2025 and terminates in February 2026. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR VI. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 2.50%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 7.76% as of June 30, 2023. RMR VI pays a monthly unused commitment fee of 0.50%. RMR VI had no immediate availability to draw down cash under the facility and held $0.3 million in restricted cash reserves as of June 30, 2023 to satisfy provisions of the credit agreement.

RMR VII Revolving Warehouse Credit Facility: In April 2023, the Company and its wholly-owned SPE, Regional Management Receivables VII, LLC (“RMR VII”), entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VII. The facility converts to an amortizing loan in October 2024 and terminates in October 2025. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR VII. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 3.00%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 8.26% as of June 30, 2023. RMR VII pays a monthly unused commitment fee ranging between 0.45% and 0.65%. RMR VII had no immediate availability to draw down cash under the facility and held $0.1 million in restricted cash reserves as of June 30, 2023 to satisfy provisions of the credit agreement.

RMIT 2020-1 Securitization: In September 2020, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of June 30, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of June 30, 2023. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-1 Securitization: In February 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-1 (“RMIT 2021-1”), completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. RMIT 2021-1 held $2.6 million in restricted cash reserves as of June 30, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of June 30, 2023. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-2 Securitization: In July 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-2 (“RMIT 2021-2”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. RMIT 2021-2 held $2.1 million in restricted cash reserves as of June 30, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of June 30, 2023. Prior to maturity in August 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-3 Securitization: In October 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-3 (“RMIT 2021-3”), completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate, asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. RMIT 2021-3 held $1.5 million in restricted cash reserves as of June 30, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of June 30, 2023. Prior to maturity in October 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-1 Securitization: In February 2022, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2022-1 (“RMIT 2022-1”), completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. RMIT 2022-1 held $2.6 million in restricted cash reserves as of June 30, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of June 30, 2023. Prior to maturity in March 2032, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-2B Securitization: In October 2022, the Company, its wholly-owned SPE, RMR III, and its indirect wholly-owned SPE, Regional Management Issuance Trust 2022-2B (“RMIT 2022-2B”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate, asset-backed notes by RMIT 2022-2B. The asset-backed notes were secured by finance receivables and other related assets that RMR III purchased from the Company and have a revolving period ending in October 2024, with a final maturity date in November 2031. RMR III sold two classes of the asset-backed notes and transferred them to RMIT 2022-2B. RMIT 2022-2B held $2.3 million in restricted cash reserves as of June 30, 2023 to satisfy provisions of the transaction documents. Borrowings under the sold notes bear interest, payable monthly, at an effective interest rate of 7.51% as of June 30, 2023. The $16.3 million class of the fixed-rate, asset-backed notes was retained by RMR III on the closing date but may be sold in whole or in part. Prior to maturity in November 2031, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2024. No payments of principal of the notes will be made during the revolving period.

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of June 30, 2023, the Company was in compliance with all debt covenants.

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

The following is a summary of the Company’s repurchased shares of common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars and shares in thousands, except per share amounts	2023	2022	2023	2022
Common stock repurchased	—	253	—	437
Weighted-average cost per share	$—	$45.75	$—	$47.14
Total cost of common stock repurchased	$—	$11,582	$—	$20,613

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividends declared per common share	$0.30	$0.30	$0.60	$0.60

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	June 30, 2023		December 31, 2022
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$10,330	$10,330	$3,873	$3,873
Restricted cash	131,132	131,132	127,926	127,926
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,458,478	1,540,088	1,469,585	1,554,794
Liabilities
Level 3
Debt	1,344,855	1,231,702	1,355,359	1,219,832

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	June 30, 2023		December 31, 2022
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2
Restricted available-for-sale investments	20,298	20,298	20,416	20,416

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

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2023	2022	2023	2022
Provision for corporate taxes	$1,758	$3,855	$4,660	$12,418
Discrete tax (benefits) deficiencies	32	(51)	46	(448)
Total income taxes	$1,790	$3,804	$4,706	$11,970

Note 10. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2023	2022	2023	2022
Numerator:
Net income	$6,023	$11,982	$14,712	$38,765
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,399	9,261	9,363	9,396
Effect of dilutive securities	167	408	232	449
Weighted-average shares adjusted for dilutive securities	9,566	9,669	9,595	9,845
Earnings per share:
Basic	$0.64	$1.29	$1.57	$4.13
Diluted	$0.63	$1.24	$1.53	$3.94

During the three and six months ended June 30, 2023 and 2022, 0.6 million and 0.2 million shares of common stock were outstanding, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These anti-dilutive awards include Non-Qualified Stock Options, Restricted Stock Awards, Performance-Contingent Restricted Stock Units, and Performance Restricted Stock Units.

Note 11. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on each of April 27, 2017 and May 20, 2021, the stockholders of the Company re-approved the 2015 Plan, as amended and restated on each respective date. As of June 30, 2023, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 2.6 million shares (such amount reflecting an increase of 1.05 million additional or “new” shares in connection with the May 20, 2021 re-approval of the 2015 Plan) plus (ii) any shares remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, plus (iii) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. As of the effective date of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of June 30, 2023, there were 0.5 million shares available for grant under the 2015 Plan.

For the three months ended June 30, 2023 and 2022, the Company recorded share-based compensation expense of $2.3 million and $2.7 million, respectively. The Company recorded $4.4 million and $4.9 million in share-based compensation for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, unrecognized share-based compensation expense to be recognized over future periods approximated $19.2 million. This amount will be recognized as expense over a weighted-average period of 2.0 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

The following table summarizes the stock option activity for the six months ended June 30, 2023:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	527	$23.07
Granted	—	—
Exercised	(18)	16.09
Forfeited	—	—
Expired	—	—
Options outstanding at June 30, 2023	509	$23.32	5.5	$3,684
Options exercisable at June 30, 2023	457	$22.57	5.3	$3,641

The following table provides additional stock option information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2023	2022	2023	2022
Weighted-average grant date fair value per share	$—	$—	$—	$—
Intrinsic value of options exercised	$277	$—	$277	$2,142
Fair value of stock options that vested	$—	$—	$—	$—

Performance restricted stock units: Compensation expense for PRSUs is based on the fair value of the award estimated on the grant date using the Monte Carlo valuation model. The following are the weighted-average assumptions for the PRSU grants during the periods indicated below:

	Six Months Ended June 30,
	2023	2022
Expected volatility	40.18%	39.24%
Expected dividends	2.24%	—
Risk-free rate	5.21%	1.05%
Discount for post-vesting restrictions	8.48%	11.93%

The following table summarizes PRSU activity during the six months ended June 30, 2023:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2023	70	$52.07
Granted	118	32.40
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at June 30, 2023	188	$39.72

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per unit amounts	2023	2022	2023	2022
Weighted-average grant date fair value per unit	$32.40	$—	$32.40	$52.07
Fair value of PRSUs that vested	$—	$—	$—	$—

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the six months ended June 30, 2023:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2023	108	$21.87
Granted (target)	—	—
Achieved performance adjustment	28	15.86
Vested	(91)	15.86
Forfeited	—	—
Non-vested units at June 30, 2023	45	$30.22

The following table provides additional RSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per unit amounts	2023	2022	2023	2022
Weighted-average grant date fair value per unit	$—	$—	$—	$—
Fair value of RSUs that vested	$1,445	$513	$1,445	$513

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

The following table summarizes RSA activity during the six months ended June 30, 2023:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2023	198	$38.99
Granted	233	34.50
Vested	(28)	46.41
Forfeited	(2)	53.04
Non-vested shares at June 30, 2023	401	$35.83

The following table provides additional RSA information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2023	2022	2023	2022
Weighted-average grant date fair value per share	$28.97	$46.86	$34.50	$40.95
Fair value of RSAs that vested	$1,127	$939	$1,281	$1,156

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

Note 13. Subsequent Events

Quarterly cash dividend: In August 2023, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on September 14, 2023 to shareholders of record at the close of business on August 23, 2023. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (which was filed with the SEC on February 24, 2023), our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (which was filed with the SEC on May 5, 2023), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of June 30, 2023, we operate under the name “Regional Finance” online and in 347 branch locations in 19 states across the United States, serving 508,100 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

•
Small Loans (≤$2,500) – As of June 30, 2023, we had 268.3 thousand small installment loans outstanding, representing $444.6 million in net finance receivables. This included 132.6 thousand small loan convenience checks, representing $185.4 million in net finance receivables.
•
Large Loans (>$2,500) – As of June 30, 2023, we had 236.2 thousand large installment loans outstanding, representing $1.2 billion in net finance receivables. This included 52.1 thousand large loan convenience checks, representing $172.2 million in net finance receivables.
•
Retail Loans – As of June 30, 2023, we had 3.6 thousand retail purchase loans outstanding, representing $6.3 million in net finance receivables.
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

Current inflationary pressures and rising interest rates have created economic uncertainty. Recent geopolitical events outside of the U.S. have also contributed to volatility in U.S. markets. As inflation accelerated and geopolitical stability began to deteriorate in the fourth quarter of 2021, we began to proactively tighten our credit models. We have principally focused on tightening certain higher-risk, higher-rate customer segments that have been particularly adversely impacted by a more challenging economic environment. We have maintained such tightening through the first six months of 2023.

Our allowance for credit losses was 10.7% of net finance receivables as of June 30, 2023. Our contractual delinquency as a percentage of net finance receivables was 6.9% as of June 30, 2023, up from 6.2% as of June 30, 2022. Going forward, we may experience changes to the macroeconomic assumptions within our forecast and to our credit loss performance outlook, either of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of June 30, 2023, we had $147.2 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. In addition, we had $640.7 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of June 30, 2023. We believe our liquidity position provides substantial runway to fund our growth initiatives and to support the fundamental operations of our business.

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

Factors Affecting Our Results of Operations

Our business is impacted by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. Changes in quarterly growth or liquidation could result in larger allowance for credit loss releases in periods of portfolio liquidation and larger provisions for credit losses in periods of portfolio growth. Consequently, we experience seasonal fluctuations in our operating results. However, changes in macroeconomic factors, including inflation, rising interest rates, and geopolitical conflict, have impacted our typical seasonal trends for loan volume and delinquency.

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate. Average net finance receivables were $1.7 billion for the first six months of 2023 and $1.5 billion for the prior-year period. We source our loans through our branches, centrally managed direct mail program, digital partners, and our consumer website. The majority of our loans, regardless of origination channel, are serviced through our branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers that we are able to serve. We grew our state footprint from 18 to 19 states in March 2023, expanding our operations to Arizona. We continue to assess our legacy branch network for clear opportunities to consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service. We plan to add additional branches in new and existing states where it is favorable for us to conduct business.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of June 30, 2023, representing 88% of total debt.

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

As reinsurer, we maintain restricted reserves comprised of restricted cash and restricted available-for-sale investments for life insurance claims in an amount determined by the unaffiliated insurance company. As of June 30, 2023, the restricted reserves consisted of $22.1 million of unearned premium reserves and $1.1 million of unpaid claims reserves. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	2Q 23		2Q 22		YTD 23		YTD 22
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$118,083	28.2%	$109,771	29.8%	$238,490	28.3%	$217,402	29.9%
Insurance income, net	11,203	2.7%	10,220	2.8%	22,162	2.6%	20,764	2.9%
Other income	4,198	1.0%	2,880	0.8%	8,210	1.0%	5,553	0.7%
Total revenue	133,484	31.9%	122,871	33.4%	268,862	31.9%	243,719	33.5%
Expenses
Provision for credit losses	52,551	12.6%	45,400	12.3%	100,219	11.9%	76,258	10.5%

Personnel	36,419	8.7%	33,941	9.2%	75,016	8.9%	69,595	9.6%
Occupancy	6,158	1.5%	6,156	1.7%	12,446	1.5%	11,964	1.6%
Marketing	3,844	0.9%	4,108	1.1%	7,223	0.9%	7,199	1.0%
Other	10,475	2.5%	9,916	2.7%	21,534	2.5%	20,463	2.8%
Total general and administrative	56,896	13.6%	54,121	14.7%	116,219	13.8%	109,221	15.0%

Interest expense	16,224	3.8%	7,564	2.1%	33,006	3.9%	7,505	1.0%
Income before income taxes	7,813	1.9%	15,786	4.3%	19,418	2.3%	50,735	7.0%
Income taxes	1,790	0.5%	3,804	1.0%	4,706	0.6%	11,970	1.7%
Net income	$6,023	1.4%	$11,982	3.3%	$14,712	1.7%	$38,765	5.3%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	2Q 22	3Q 22	4Q 22	1Q 23	2Q 23	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$109,771	$116,020	$117,432	$120,407	$118,083	$(2,324)	$8,312
Insurance income, net	10,220	11,987	10,751	10,959	11,203	244	983
Other income	2,880	3,445	3,833	4,012	4,198	186	1,318
Total revenue	122,871	131,452	132,016	135,378	133,484	(1,894)	10,613
Expenses
Provision for credit losses	45,400	48,071	60,786	47,668	52,551	(4,883)	(7,151)

Personnel	33,941	36,979	34,669	38,597	36,419	2,178	(2,478)
Occupancy	6,156	5,848	5,997	6,288	6,158	130	(2)
Marketing	4,108	3,940	4,239	3,379	3,844	(465)	264
Other	9,916	11,397	10,238	11,059	10,475	584	(559)
Total general and administrative	54,121	58,164	55,143	59,323	56,896	2,427	(2,775)

Interest expense	7,564	11,863	14,855	16,782	16,224	558	(8,660)
Income before income taxes	15,786	13,354	1,232	11,605	7,813	(3,792)	(7,973)
Income taxes	3,804	3,286	(1,159)	2,916	1,790	1,126	2,014
Net income	$11,982	$10,068	$2,391	$8,689	$6,023	$(2,666)	$(5,959)
Net income per common share:
Basic	$1.29	$1.09	$0.26	$0.93	$0.64	$(0.29)	$(0.65)
Diluted	$1.24	$1.06	$0.25	$0.90	$0.63	$(0.27)	$(0.61)
Weighted-average shares outstanding:
Basic	9,261	9,195	9,199	9,325	9,399	(74)	(138)
Diluted	9,669	9,526	9,411	9,622	9,566	56	103

	Balance Sheet Quarterly Trend
Dollars in thousands	2Q 22	3Q 22	4Q 22	1Q 23	2Q 23	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,547,944	$1,606,550	$1,724,987	$1,701,114	$1,723,616	$22,502	$175,672
Net finance receivables	$1,525,659	$1,607,598	$1,699,393	$1,676,230	$1,688,937	$12,707	$163,278
Allowance for credit losses	$167,500	$179,800	$178,800	$183,800	$181,400	$(2,400)	$13,900
Debt	$1,194,570	$1,241,039	$1,355,359	$1,329,677	$1,344,855	$15,178	$150,285

	Other Key Metrics Quarterly Trend
	2Q 22	3Q 22	4Q 22	1Q 23	2Q 23	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	29.8%	29.6%	28.5%	28.5%	28.2%	(0.3)%	(1.6)%
Efficiency ratio (1)	44.0%	44.2%	41.8%	43.8%	42.6%	(1.2)%	(1.4)%
Operating expense ratio (2)	14.7%	14.9%	13.4%	14.0%	13.6%	(0.4)%	(1.1)%
30+ contractual delinquency	6.2%	7.2%	7.1%	7.2%	6.9%	(0.3)%	0.7%
Net credit loss ratio (3)	10.0%	9.1%	15.0%	10.1%	13.1%	3.0%	3.1%
Book value per share	$31.15	$32.18	$32.41	$33.06	$32.71	$(0.35)	$1.56

(1) Annualized general and administrative expenses as a percentage of total revenue

(2) Annualized general and administrative expenses as a percentage of average net finance receivables

(3) Annualized net credit losses as a percentage of average net finance receivables

Comparison of June 30, 2023, Versus June 30, 2022

The following discussion and table describe the changes in finance receivables by product type:

•
Small Loans (≤$2,500) – Small loans outstanding decreased by $10.7 million, or 2.3%, to $444.6 million at June 30, 2023, from $455.3 million at June 30, 2022. The decrease was due to credit tightening for disciplined growth and the transition of small loan customers to large loans, partially offset by the growth of receivables in branches opened during 2022 and the six months ending June 30, 2023.
•
Large Loans (>$2,500) – Large loans outstanding increased by $178.5 million, or 16.8%, to $1.2 billion at June 30, 2023, from $1.1 billion at June 30, 2022. The increase was due to the growth of receivables in branches opened during 2022 and the six months ending June 30, 2023, and from the transition of small loan customers to large loans, partially offset by credit tightening for disciplined growth.
•
Retail Loans – Retail loans outstanding decreased $4.6 million, or 42.0%, to $6.3 million at June 30, 2023, from $10.9 million at June 30, 2022. We ceased accepting applications for our retail loan product offering as of November 2022 to focus on growing our core loan portfolio.

	Net Finance Receivables by Product
Dollars in thousands	2Q 23	2Q 22	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$444,590	$455,253	$(10,663)	(2.3)%
Large loans	1,238,031	1,059,523	178,508	16.8%
Retail loans	6,316	10,883	(4,567)	(42.0)%
Total net finance receivables	$1,688,937	$1,525,659	$163,278	10.7%
Number of branches at period end	347	334	13	3.9%
Net finance receivables per branch	$4,867	$4,568	$299	6.5%

Comparison of the Three Months Ended June 30, 2023, Versus the Three Months Ended June 30, 2022

Net Income. Net income decreased $6.0 million, or 49.7%, to $6.0 million during the three months ended June 30, 2023, from $12.0 million during the prior-year period. The decrease was due to an increase in interest expense of $8.7 million, an increase in provision for credit losses of $7.2 million, and an increase in general and administrative expenses of $2.8 million, partially offset by an increase in revenue of $10.6 million and a decrease in income taxes of $2.0 million.

Revenue. Total revenue increased $10.6 million, or 8.6%, to $133.5 million during the three months ended June 30, 2023, from $122.9 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $8.3 million, or 7.6%, to $118.1 million during the three months ended June 30, 2023, from $109.8 million during the prior-year period. The increase was primarily due to a 13.8% increase in average net finance receivables, partially offset by a 1.6% decrease in annualized average yield. The decrease in yield was due to continued mix shift towards larger, higher-quality loans and the credit impact from macroeconomic conditions on revenue reversals and non-accrual loans, partially offset by price increases.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Three Months Ended			Average Yields for the Three Months Ended (1)
Dollars in thousands	2Q 23	2Q 22	YoY % Inc (Dec)	2Q 23	2Q 22	YoY % Inc (Dec)
Small loans	$443,601	$437,226	1.5%	34.5%	35.8%	(1.3)%
Large loans	1,223,339	1,023,546	19.5%	26.0%	27.4%	(1.4)%
Retail loans	7,191	10,828	(33.6)%	16.6%	18.3%	(1.7)%
Total interest and fee yield	$1,674,131	$1,471,600	13.8%	28.2%	29.8%	(1.6)%
(1)
Annualized interest and fee income as a percentage of average net finance receivables.

Total originations decreased to $399.0 million during the three months ended June 30, 2023, from $426.3 million during the prior-year period. Quarterly origination volume was lower than the prior-year period due to credit tightening actions and the reallocation of labor to collections. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Three Months Ended
Dollars in thousands	2Q 23	2Q 22	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$149,460	$171,244	$(21,784)	(12.7)%
Large loans	249,514	252,572	(3,058)	(1.2)%
Retail loans	—	2,471	(2,471)	(100.0)%
Total loans originated	$398,974	$426,287	$(27,313)	(6.4)%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 2Q 23 Compared to 2Q 22 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Small loans	$571	$(1,409)	$(21)	$(859)
Large loans	13,691	(3,617)	(706)	9,368
Retail loans	(166)	(46)	15	(197)
Product mix	1,011	(901)	(110)	—
Total increase in interest and fee income	$15,107	$(5,973)	$(822)	$8,312

Insurance Income, Net. Insurance income, net increased $1.0 million, or 9.6%, to $11.2 million during the three months ended June 30, 2023, from $10.2 million during the prior-year period. During both the three months ended June 30, 2023 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the three months ended June 30, 2023 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Three Months Ended
Dollars in thousands	2Q 23	2Q 22	YoY $ B(W)	YoY % B(W)
Earned premiums	$14,746	$14,709	$37	0.3%
Claims, reserves, and certain direct expenses	(3,543)	(4,489)	946	21.1%
Insurance income, net	$11,203	$10,220	$983	9.6%

Earned premiums remained constant and claims, reserves, and certain direct expenses decreased by $0.9 million compared to the prior-year period, primarily due to lower non-file claims and reserves.

Other Income. Other income increased $1.3 million, or 45.8%, to $4.2 million during the three months ended June 30, 2023, from $2.9 million during the prior-year period, primarily due to an increase in interest income from cash reserves of $1.2 million.

Provision for Credit Losses. Our provision for credit losses increased $7.2 million, or 15.8%, to $52.6 million during the three months ended June 30, 2023, from $45.4 million during the prior-year period. The increase was due to an increase in net credit losses of $18.3 million, partially offset by a decrease in the allowance for credit losses of $11.1 million, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the three months ended June 30, 2023, and the prior-year period, the allowance for credit losses included a release of $2.4 million and a build of $8.7 million, respectively. The allowance for credit losses as a percentage of finance receivables decreased to 10.7% as of June 30, 2023, from 11.0% as of the prior-year period. The decrease was primarily due to changes in estimated future macroeconomic impacts on credit losses, partially offset by portfolio growth during the quarter.

Net Credit Losses. Net credit losses increased $18.3 million, or 49.7%, to $55.0 million during the three months ended June 30, 2023, from $36.7 million during the prior-year period. The increase was primarily due to higher average net finance receivables and the macroeconomic environment. Annualized net credit losses as a percentage of average net finance receivables were 13.1% during the three months ended June 30, 2023, compared to 10.0% during the prior-year period.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables increased to 6.9% as of June 30, 2023, from 6.2% in the prior-year period, due to the macroeconomic environment.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	2Q 23		2Q 22
Current	$1,433,787	84.9%	$1,306,183	85.6%
1 to 29 days past due	138,810	8.2%	124,810	8.2%
Delinquent accounts:
30 to 59 days	33,676	2.0%	26,785	1.8%
60 to 89 days	24,931	1.5%	24,420	1.6%
90 to 119 days	20,041	1.1%	18,557	1.2%
120 to 149 days	18,087	1.1%	12,528	0.8%
150 to 179 days	19,605	1.2%	12,376	0.8%
Total contractual delinquency	$116,340	6.9%	$94,666	6.2%
Total net finance receivables	$1,688,937	100.0%	$1,525,659	100.0%

	Contractual Delinquency by Product
Dollars in thousands	2Q 23		2Q 22
Small loans	$40,894	9.2%	$41,984	9.2%
Large loans	74,637	6.0%	51,763	4.9%
Retail loans	809	12.8%	919	8.4%
Total contractual delinquency	$116,340	6.9%	$94,666	6.2%

General and Administrative Expenses. Our general and administrative expenses increased $2.8 million, or 5.1%, to $56.9 million during the three months ended June 30, 2023, from $54.1 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $2.5 million, or 7.3%, to $36.4 million during the three months ended June 30, 2023, from $33.9 million during the prior-year period. We had several offsetting increases and decreases in personnel expenses during the three months ended June 30, 2023. Labor expenses increased $4.3 million compared to the prior-year period. This increase was partially offset by lower incentive expenses of $1.3 million, higher capitalized loan origination costs, which reduce personnel expenses, of $0.4 million, and lower recruiting fees of $0.2 million, compared to the prior-year period.

Occupancy. Occupancy expenses remained constant at $6.2 million during both the three months ended June 30, 2023 and the prior-year period. The prior-year period included branch optimization costs of $0.6 million.

Marketing. Marketing expenses decreased $0.3 million, or 6.4%, to $3.8 million during the three months ended June 30, 2023, from $4.1 million during the prior-year period. The decrease was primarily due to lower digital marketing costs of $0.1 million and lower activity in our direct mail campaigns of $0.1 million.

Other Expenses. Other expenses increased $0.6 million, or 5.6%, to $10.5 million during the three months ended June 30, 2023, from $9.9 million during the prior-year period. The increase was primarily due to an increase in our investment in digital and technological capabilities of $0.5 million, compared to the prior-year period. Additionally, we often experience increases in other expenses including legal expenses, collections expense, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint. These increases were offset by a $1.0 million insurance settlement payment to us during the three months ended June 30, 2023.

Operating Expense Ratio. Our annualized operating expense ratio decreased by 1.1% to 13.6% during the three months ended June 30, 2023 from 14.7% during the prior-year period. Our operating expense ratio has declined as we have grown our loan portfolio and controlled expense growth.

Interest Expense. Interest expense increased $8.7 million, or 114.5%, to $16.2 million during the three months ended June 30, 2023, from $7.6 million during the prior-year period. The increase was primarily due to an increase in our average cost of debt as well as an increase in the average balance of our debt facilities. The annualized average cost of debt increased 2.25% to 4.90% during the three months ended June 30, 2023, from 2.65% as of the prior-year-period. The year-over-year increase was due to an increase in variable rate funding costs, inclusive of a prior-year increase in the fair value of our interest rate caps of $3.0 million. The average balance of our debt facilities increased to $1.3 billion during the three months ended June 30, 2023, from $1.1 billion during the prior-year period.

Income Taxes. Income taxes decreased $2.0 million, or 52.9%, to $1.8 million during the three months ended June 30, 2023, from $3.8 million during the prior-year period. The decrease was primarily due to a $8.0 million decrease in income before income taxes compared to the prior-year period. Our effective tax rates were 22.9% and 24.1% for the three months ended June 30, 2023 and the prior-year period, respectively. The decrease in the effective tax rate is primarily related to a favorable state earnings mix offset by a decrease in discrete tax benefits related to share-based award payouts compared to the prior-year period.

Comparison of the Six Months Ended June 30, 2023, Versus the Six Months Ended June 30, 2022

Net Income. Net income decreased $24.1 million, or 62.0%, to $14.7 million during the six months ended June 30, 2023, from $38.8 million during the prior-year period. The decrease was due to an increase in interest expense of $25.5 million, an increase in provision for credit losses of $24.0 million, and an increase in general and administrative expenses of $7.0 million, partially offset by an increase in revenue of $25.1 million and a decrease in income taxes of $7.3 million.

Revenue. Total revenue increased $25.1 million, or 10.3%, to $268.9 million during the six months ended June 30, 2023, from $243.7 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $21.1 million, or 9.7%, to $238.5 million during the six months ended June 30, 2023, from $217.4 million during the prior-year period. The increase was primarily due to a 15.8% increase in average net finance receivables, partially offset by a 1.6% decrease in annualized average yield. The decrease in yield was due to continued mix shift towards larger, higher-quality loans and the credit impact from macroeconomic conditions on revenue reversals and non-accrual loans, partially offset by price increases. The six months ended June 30, 2023 included a reduction in revenue reversals of an estimated $1.9 million attributable to the loan sale that occurred during the fourth quarter of 2022.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Six Months Ended			Average Yields for the Six Months Ended (1)
Dollars in thousands	YTD 23	YTD 22	YoY % Inc (Dec)	YTD 23	YTD 22	YoY % Inc (Dec)
Small loans	$455,659	$439,070	3.8%	34.8%	35.9%	(1.1)%
Large loans	1,219,464	1,003,326	21.5%	26.0%	27.4%	(1.4)%
Retail loans	8,068	10,725	(24.8)%	17.7%	18.3%	(0.6)%
Total interest and fee yield	$1,683,191	$1,453,121	15.8%	28.3%	29.9%	(1.6)%
(1)
Annualized interest and fee income as a percentage of average net finance receivables.

Total originations decreased to $702.2 million during the six months ended June 30, 2023, from $752.3 million during the prior-year period. Origination volume decreased during the six months ended June 30, 2023 compared to the prior-year period due to credit tightening actions and the reallocation of labor to collections, both of which impacted origination levels during the period. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Six Months Ended
Dollars in thousands	YTD 23	YTD 22	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$258,944	$308,375	$(49,431)	(16.0)%
Large loans	443,085	438,851	4,234	1.0%
Retail loans	146	5,061	(4,915)	(97.1)%
Total loans originated	$702,175	$752,287	$(50,112)	(6.7)%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD 23 Compared to YTD 22 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Small loans	$2,977	$(2,421)	$(92)	$464
Large loans	29,648	(7,204)	(1,552)	20,892
Retail loans	(244)	(33)	9	(268)
Product mix	2,040	(1,852)	(188)	—
Total increase in interest and fee income	$34,421	$(11,510)	$(1,823)	$21,088

Insurance Income, Net. Insurance income, net increased $1.4 million, or 6.7%, to $22.2 million during the six months ended June 30, 2023, from $20.8 million during the prior-year period. The six months ended June 30, 2023 were inclusive of a reduction of revenue reversals of an estimated $0.3 million attributable to the loan sale that occurred in the fourth quarter of 2022. During both the six months ended June 30, 2023 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the six months ended June 30, 2023 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Six Months Ended
Dollars in thousands	YTD 23	YTD 22	YoY $ B(W)	YoY % B(W)
Earned premiums	$30,162	$29,583	$579	2.0%
Claims, reserves, and certain direct expenses	(8,000)	(8,819)	819	9.3%
Insurance income, net	$22,162	$20,764	$1,398	6.7%

Earned premiums increased by $0.6 million and claims, reserves, and certain direct expenses decreased by $0.8 million compared to the prior-year period, primarily due to portfolio growth and a decrease in claims reserves.

Other Income. Other income increased $2.7 million, or 47.8%, to $8.2 million during the six months ended June 30, 2023, from $5.6 million during the prior-year period, primarily due to an increase in interest income from cash reserves and investment income from securities of $2.4 million and $0.4 million, respectively.

Provision for Credit Losses. Our provision for credit losses increased $24.0 million, or 31.4%, to $100.2 million during the six months ended June 30, 2023, from $76.3 million during the prior-year period. The increase was due to an increase of $29.6 million in net credit losses, partially offset by a decrease of $5.6 million in the allowance for credit losses, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the six months ended June 30, 2023, and the prior-year period, the allowance for credit losses included a build of $2.6 million and $8.2 million, respectively. The allowance for credit losses as a percentage of finance receivables decreased to 10.7% as of June 30, 2023, from 11.0% as of the prior-year period. The decrease was primarily due to changes in estimated future macroeconomic impacts on credit losses, partially offset by portfolio growth during the quarter.

Net Credit Losses. Net credit losses increased $29.6 million, or 43.4%, to $97.6 million during the six months ended June 30, 2023, from $68.1 million during the prior-year period. The increase was primarily due to higher average net finance receivables and the macroeconomic environment. Annualized net credit losses as a percentage of average net finance receivables were 11.6% during the six months ended June 30, 2023, compared to 9.4% during the prior-year period. Our net credit loss ratio during the six months ended June 30, 2023 was inclusive of an estimated 140 basis point benefit from accelerated charge-offs in the fourth quarter of 2022 attributable to the loan sale.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables increased to 6.9% as of June 30, 2023, from 6.2% in the prior-year period, due to the macroeconomic environment.

General and Administrative Expenses. Our general and administrative expenses increased $7.0 million, or 6.4%, to $116.2 million during the six months ended June 30, 2023, from $109.2 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $5.4 million, or 7.8%, to $75.0 million during the six months ended June 30, 2023, from $69.6 million during the prior-year period. We had several offsetting increases and decreases in personnel expenses during the six months ended June 30, 2023. Labor expenses increased $9.0 million compared to the prior-year period, partially offset by lower incentive expenses of $1.8 million, lower recruiting fees of $0.7 million, and higher capitalized loan origination costs, which reduce personnel expenses, of $0.6 million.

Occupancy. Occupancy expenses increased $0.5 million, or 4.0%, to $12.4 million during the six months ended June 30, 2023, from $12.0 million during the prior-year period. The increase was primarily due to increased rent and utilities of $0.3 million and $0.2 million, respectively.

Marketing. Marketing expenses remained constant at $7.2 million during the six months ended June 30, 2023 and during the prior-year period.

Other Expenses. Other expenses increased $1.1 million, or 5.2%, to $21.5 million during the six months ended June 30, 2023, from $20.5 million during the prior-year period. The increase was primarily due to an increase in our investment in digital and technological capabilities of $1.3 million, compared to the prior-year period. Additionally, we often experience increases in other expenses including legal expenses, collections expense, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint. These increases were offset by a $1.0 million insurance settlement payment to us during the six months ended June 30, 2023.

Operating Expense Ratio. Our annualized operating expense ratio decreased by 1.2% to 13.8% during the six months ended June 30, 2023 from 15.0% during the prior-year period. Our operating expense ratio has declined as we have grown our loan portfolio and controlled expense growth.

Interest Expense. Interest expense increased $25.5 million, or 339.8%, to $33.0 million during the six months ended June 30, 2023, compared to $7.5 million during the prior-year period. The increase was primarily due to an increase in our average cost of debt as well as an increase in the average balance of our debt facilities. The annualized average cost of debt increased 3.64% to 4.98% during the six months ended June 30, 2023, from 1.34% as of the prior-year-period. The year-over-year increase was due to an increase in variable rate funding costs, inclusive of a prior-year increase in the fair value of our interest rate caps of $13.2 million. The average balance of our debt facilities increased to $1.3 billion during the six months ended June 30, 2023, from $1.1 billion during the prior-year period.

Income Taxes. Income taxes decreased $7.3 million, or 60.7%, to $4.7 million during the six months ended June 30, 2023, from $12.0 million during the prior-year period. The decrease was primarily due to a $31.3 million decrease in income before income taxes compared to the prior-year period. Our effective tax rates were 24.2% and 23.6% for the six months ended June 30, 2023 and the prior-year period, respectively. The increase in the effective tax rate is primarily related to a decrease in discrete tax benefits related to share-based award payouts offset by a favorable state earnings mix.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of June 30, 2023, we had a funded debt-to-equity ratio (debt divided by total stockholders’ equity) of 4.2 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 18.7%.

Cash and cash equivalents increased to $10.3 million as of June 30, 2023, from $3.9 million as of the prior year-end. As of June 30, 2023 and the prior year-end, we had $136.9 million and $97.6 million, respectively, of immediate availability to draw down cash from our revolving credit facilities. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $640.7 million and $555.1 million as of June 30, 2023, and the prior year-end, respectively. Our total debt was $1.3 billion and $1.4 billion as of June 30, 2023, and the prior year-end, respectively.

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving period maturities of our securitizations and warehouse credit facilities (each as described below within “Financing Arrangements”) range from September 2023 to September 2026. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Dividends.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for the six months ended June 30, 2023:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 23	February 8, 2023	February 22, 2023	March 15, 2023	$0.30
2Q 23	May 3, 2023	May 24, 2023	June 14, 2023	$0.30
Total				$0.60

The Board declared and paid $5.9 million of cash dividends on our common stock during the six months ended June 30, 2023. See Note 13, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding our cash dividend following the end of the quarter.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2023 was $114.7 million, compared to $109.4 million provided by operating activities during the prior-year period, a net increase of $5.3 million. The increase was primarily due to the growth in our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the six months ended June 30, 2023 was $84.8 million, compared to $161.9 million used in investing activities during the prior-year period, a net decrease in cash used of $77.1 million. The decrease was primarily due to increased repayments and decreased originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash used in financing activities during the six months ended June 30, 2023 was $20.3 million, compared to $56.0 million provided by financing activities during the prior-year period, a net increase in cash used of $76.3 million. The net increase in cash used was primarily due to a decrease in the net advances on debt instruments of $97.0 million, partially offset by a decrease in the repurchases of common stock of $20.6 million.

Financing Arrangements.

Senior Revolving Credit Facility. In November 2022, we amended and restated our senior revolving credit facility to, among other things, decrease the availability under the facility from $500 million to $420 million. Our debt under the senior revolving credit facility was $105.4 million as of June 30, 2023, and the facility matures in September 2024. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible secured finance receivables (67% of eligible finance receivables as of June 30, 2023).

In September 2022, we amended and restated our senior revolving credit facility to replace LIBOR as the benchmark rate for the calculation of interest with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a floor of not less than 0.50%, plus a 3.00% margin and a benchmark adjustment. The effective interest rate was 8.26% at June 30, 2023. We pay an unused line fee between 0.50% and 1.00% based on the outstanding balance. As of June 30, 2023, we had $103.3 million of immediate availability to draw down cash under the facility and held $10.3 million in unrestricted cash.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $114.1 million and $112.2 million as of June 30, 2023 and December 31, 2022, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation.

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

RMR IV Revolving Warehouse Credit Facility. In April 2021, we and our wholly-owned SPE, RMR IV, entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility was to convert to an amortizing loan in April 2023 and terminate in April 2024. In April and May 2023, we and our wholly-owned SPE, RMR IV, amended and restated the credit agreement that provides for a revolving warehouse credit facilities to (i) extend the amortizing loan conversion date from April 2023 to May 2025 and the termination date from April 2024 to May 2026; (ii) decrease the capped advances on the facility from 81% to 77% of eligible finance receivables; and (iii) increase the margin from 2.35% to 2.80%. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR IV.

In September 2022, we and RMR IV amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR IV to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a margin of 2.35% and a benchmark adjustment. The effective interest rate was 8.06% at June 30, 2023. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. As of June 30, 2023, our debt under the credit facility was $3.1 million.

RMR V Revolving Warehouse Credit Facility. In September 2022, we and our wholly-owned SPE, RMR V amended and restated the credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V to extend the date at which the facility converts to an amortizing loan and the termination date to November 2022 and November 2023, respectively (October 2022 and October 2023, respectively, prior to the September 2022 amendment). Following a subsequent amendment in November 2022, the amortizing loan conversion date and termination date were extended to November 2024 and November 2025, respectively. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.75% (2.20% prior to the November 2022 amendment). The effective interest rate was 8.17% as of June 30, 2023. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. As of June 30, 2023, our debt under the credit facility was $22.2 million.

RMR VI Revolving Warehouse Credit Facility. In February 2023, we and our wholly-owned SPE, RMR VI, entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VI. The facility converts to an amortizing loan in February 2025 and terminates in February 2026. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR VI. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 2.50%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 7.76% as of June 30, 2023. RMR VI pays an unused commitment fee of 0.50%. As of June 30, 2023, our debt under the credit facility was $20.5 million.

RMR VII Revolving Warehouse Credit Facility. In April 2023, we and our wholly-owned SPE, RMR VII, entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VII. The facility converts to an amortizing loan in October 2024 and terminates in October 2025. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR VII. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 3.00%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 8.26% as of June 30, 2023. RMR VII pays an unused commitment fee ranging between 0.45% and 0.65%. As of June 30, 2023, our debt under the credit facility was $4.4 million.

RMIT 2020-1 Securitization. In September 2020, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2020-1, completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2020-1. The notes have a revolving period ending in September 2023, with a final maturity date in October 2030. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of June 30, 2023. Prior to maturity in October 2030, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2023. No payments of principal of the notes will be made during the revolving period. As of June 30, 2023, our debt under the securitization was $180.2 million.

RMIT 2021-1 Securitization. In February 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-1, completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of June 30, 2023. Prior to maturity in March 2031, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period. As of June 30, 2023, our debt under the securitization was $248.9 million.

RMIT 2021-2 Securitization. In July 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-2, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of June 30, 2023. Prior to maturity in August 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period. As of June 30, 2023, our debt under the securitization was $200.2 million.

RMIT 2021-3 Securitization. In October 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-3, completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of June 30, 2023. Prior to maturity in October 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period. As of June 30, 2023, our debt under the securitization was $125.2 million.

RMIT 2022-1 Securitization. In February 2022, we, our wholly-owned SPE, RMR III, and our indirectly wholly-owned SPE, RMIT 2022-1, completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of June 30, 2023. Prior to maturity in March 2032, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period. As of June 30, 2023, our debt under the securitization was $250.4 million.

RMIT 2022-2B Securitization. In October 2022, we, our wholly-owned SPE, RMR III, and our indirectly wholly-owned SPE, RMIT 2022-2B, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate, asset-backed notes by RMIT 2022-2B. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2022-2B. The notes have a revolving period ending in October 2024, with a final maturity date in November 2031. RMR III sold two classes of the asset-backed notes and transferred them to RMIT 2022-2B. The $16.3 million class of fixed-rate, asset-backed notes was retained by RMR III on the closing date but may be sold in whole or in part. Borrowings under the sold notes bear interest, payable monthly, at an effective interest rate of 7.51% as of June 30, 2023. Prior to maturity in November 2031, we may redeem the sold notes in full, but not in part, at our option on any business day on or after the payment date occurring in November 2024. No payments of principal of the notes will be made during the revolving period. As of June 30, 2023, our debt under the securitization was $184.3 million.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of June 30, 2023, we were in compliance with all debt covenants.

Restricted Cash Reserve Accounts.

RMR IV Revolving Warehouse Credit Facility. The credit agreement governing the RMR IV revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of June 30, 2023, the warehouse facility cash reserve requirement totaled $0.3 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.9 million as of June 30, 2023.

RMR V Revolving Warehouse Credit Facility. The credit agreement governing the RMR V revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of June 30, 2023, the warehouse facility cash reserve requirement totaled $0.5 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $3.8 million as of June 30, 2023.

RMR VI Revolving Warehouse Credit Facility. The credit agreement governing the RMR VI revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of June 30, 2023, the warehouse facility cash reserve requirement totaled $0.3 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.5 million as of June 30, 2023.

RMR VII Revolving Warehouse Credit Facility. The credit agreement governing the RMR VII revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of June 30, 2023, the warehouse facility cash reserve requirement totaled $0.1 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $0.5 million as of June 30, 2023.

RMIT 2020-1 Securitization. As required under the transaction documents governing the RMIT 2020-1 securitization, we deposited $1.9 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $13.8 million as of June 30, 2023.

RMIT 2021-1 Securitization. As required under the transaction documents governing the RMIT 2021-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $21.2 million as of June 30, 2023.

RMIT 2021-2 Securitization. As required under the transaction documents governing the RMIT 2021-2 securitization, we deposited $2.1 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $15.8 million as of June 30, 2023.

RMIT 2021-3 Securitization. As required under the transaction documents governing the RMIT 2021-3 securitization, we deposited $1.5 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $16.6 million as of June 30, 2023.

RMIT 2022-1 Securitization. As required under the transaction documents governing the RMIT 2022-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $21.1 million as of June 30, 2023.

RMIT 2022-2B Securitization. As required under the transaction documents governing the RMIT 2022-2B securitization, we deposited $2.3 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $17.9 million as of June 30, 2023.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. As of June 30, 2023, cash reserves for reinsurance were $3.0 million.

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards moderate recession that would have increased our reserves as of June 30, 2023 by $1.2 million.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of June 30, 2023, the interest rates on 88.4% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and three revolving warehouse credit facilities. As of June 30, 2023, the balances and key terms of the credit facilities were as follows:

Revolving Credit Facility	Balance (in thousands)	Interest Payment Frequency	Rate Type	Floor	Margin	Effective Interest Rate
Senior	$105,426	Monthly	1-month SOFR	0.50%	3.00%	8.26%
RMR IV Warehouse	3,074	Monthly	1-month SOFR	—	2.80%	8.06%
RMR V Warehouse	22,236	Monthly	Conduit	—	2.75%	8.17%
RMR VI Warehouse	20,512	Monthly	1-month SOFR	—	2.50%	7.76%
RMR VII Warehouse	4,414	Monthly	1-month SOFR	—	3.00%	8.26%
Total	$155,662

Based on the underlying rates and the outstanding balances as of June 30, 2023, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $1.6 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2023, none of the Company’s officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.1	Credit Agreement, dated as of April 3, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables VII, LLC, as borrower, the lenders and agents parties thereto, BMO Capital Markets Corp., as administrative agent, and Computershare Trust Company, N.A., as securities intermediary and backup servicer		8-K	001-35477	10.1	4/6/2023

10.2	Regional Management Corp. Executive Severance and Change in Control Plan		8-K	001-35477	10.1	4/10/2023

10.3

Amendment No. 4 to the Credit Agreement dated as of April 13, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders and agents party thereto, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, as account bank and backup servicer

X

10.4	Amendment No. 5 to the Credit Agreement dated as of May 15, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders and agents party thereto, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, as account bank and backup servicer		8-K	001-35477	10.1	5/19/2023

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: August 4, 2023	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)