Form 10-Q
period 2023-09-30
Regional Management Corp.
filed 2023-11-03
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, the registrant had outstanding 9,834,739 shares of Common Stock, $0.10 par value.

ITEM 1. FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	September 30, 2023
	(Unaudited)	December 31, 2022
Assets
Cash	$7,413	$3,873
Net finance receivables	1,751,009	1,699,393
Unearned insurance premiums	(48,764)	(51,008)
Allowance for credit losses	(184,900)	(178,800)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,517,345	1,469,585
Restricted cash	117,029	127,926
Lease assets	34,864	34,521
Restricted available-for-sale investments	22,510	20,416
Intangible assets	15,048	12,122
Property and equipment	14,157	14,526
Deferred tax assets, net	14,140	13,810
Other assets	22,834	28,208
Total assets	$1,765,340	$1,724,987
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,372,748	$1,355,359
Unamortized debt issuance costs	(5,647)	(9,512)
Net debt	1,367,101	1,345,847
Lease liabilities	37,095	36,712
Accounts payable and accrued expenses	30,559	33,795
Total liabilities	1,434,755	1,416,354
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,642 shares issued and 9,835 shares outstanding at September 30, 2023 and 14,330 shares issued and 9,523 shares outstanding at December 31, 2022)	1,464	1,433
Additional paid-in capital	119,507	112,384
Retained earnings	360,155	345,545
Accumulated other comprehensive loss	(398)	(586)
Treasury stock (4,807 shares at September 30, 2023 and December 31, 2022)	(150,143)	(150,143)
Total stockholders’ equity	330,585	308,633
Total liabilities and stockholders’ equity	$1,765,340	$1,724,987

The following table presents the assets and liabilities of our consolidated variable interest entities:

Assets
Cash	$379	$439
Net finance receivables	1,330,377	1,296,078
Allowance for credit losses	(138,058)	(134,708)
Restricted cash	116,767	126,017
Other assets	3,119	1,706
Total assets	$1,312,584	$1,289,532
Liabilities
Net debt	$1,236,580	$1,199,404
Accounts payable and accrued expenses	202	167
Total liabilities	$1,236,782	$1,199,571

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Interest and fee income	$125,018	$116,020	$363,508	$333,422
Insurance income, net	11,382	11,987	33,544	32,751
Other income	4,478	3,445	12,688	8,998
Total revenue	140,878	131,452	409,740	375,171

Expenses
Provision for credit losses	50,930	48,071	151,149	124,329

Personnel	39,832	36,979	114,848	106,574
Occupancy	6,315	5,848	18,761	17,812
Marketing	4,077	3,940	11,300	11,139
Other	11,880	11,397	33,414	31,860
Total general and administrative expenses	62,104	58,164	178,323	167,385

Interest expense	16,947	11,863	49,953	19,368
Income before income taxes	10,897	13,354	30,315	64,089
Income taxes	2,077	3,286	6,783	15,256

Net income	$8,820	$10,068	$23,532	$48,833
Net income per common share:
Basic	$0.94	$1.09	$2.51	$5.23
Diluted	$0.91	$1.06	$2.45	$5.01
Weighted-average common shares outstanding:
Basic	9,429	9,195	9,385	9,329
Diluted	9,650	9,526	9,613	9,738

Other comprehensive income (loss), net of tax
Unrealized income (loss) on restricted available-for-sale investments	(39)	(577)	238	(577)
Other comprehensive income (loss), before tax	(39)	(577)	238	(577)
Income taxes related to items of other comprehensive income (loss)	8	121	(50)	121
Other comprehensive income (loss), net of tax	(31)	(456)	188	(456)
Total comprehensive income	$8,789	$9,612	$23,720	$48,377

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2023
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, June 30, 2023	14,636	$1,464	$116,202	$354,346	$(367)	$(150,143)	$321,502
Cash dividends	—	—	—	(3,011)	—	—	(3,011)
Issuance of restricted stock awards	8	1	(1)	—	—	—	—
Shares withheld related to net share settlement	(2)	(1)	(52)	—	—	—	(53)
Share-based compensation	—	—	3,358	—	—	—	3,358
Net income	—	—	—	8,820	—	—	8,820
Other comprehensive loss	—	—	—	—	(31)	—	(31)
Balance, September 30, 2023	14,642	$1,464	$119,507	$360,155	$(398)	$(150,143)	$330,585

	Three Months Ended September 30, 2022
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, June 30, 2022	14,390	$1,439	$108,345	$338,943	$—	$(150,143)	$298,584
Cash dividends	—	—	—	(2,928)	—	—	(2,928)
Issuance of restricted stock awards	3	—	—	—	—	—	—
Shares withheld related to net share settlement	(2)	—	(101)	—	—	—	(101)
Share-based compensation	—	—	3,286	—	—	—	3,286
Net income	—	—	—	10,068	—	—	10,068
Other comprehensive loss	—	—	—	—	(456)	—	(456)
Balance, September 30, 2022	14,391	$1,439	$111,530	$346,083	$(456)	$(150,143)	$308,453

	Nine Months Ended September 30, 2023
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2022	14,330	$1,433	$112,384	$345,545	$(586)	$(150,143)	$308,633
Cash dividends	—	—	—	(8,922)	—	—	(8,922)
Issuance of restricted stock awards	330	33	(33)	—	—	—	—
Exercise of stock options	18	2	287	—	—	—	289
Shares withheld related to net share settlement	(36)	(4)	(929)	—	—	—	(933)
Share-based compensation	—	—	7,798	—	—	—	7,798
Net income	—	—	—	23,532	—	—	23,532
Other comprehensive income	—	—	—	—	188	—	188
Balance, September 30, 2023	14,642	$1,464	$119,507	$360,155	$(398)	$(150,143)	$330,585

	Nine Months Ended September 30, 2022
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2021	14,157	$1,416	$104,745	$306,105	$—	$(129,530)	$282,736
Cash dividends	—	—	—	(8,855)	—	—	(8,855)
Issuance of restricted stock awards	221	22	(22)	—	—	—	—
Exercise of stock options	61	6	—	—	—	—	6
Repurchase of common stock	—	—	—	—	—	(20,613)	(20,613)
Shares withheld related to net share settlement	(48)	(5)	(1,332)	—	—	—	(1,337)
Share-based compensation	—	—	8,139	—	—	—	8,139
Net income	—	—	—	48,833	—	—	48,833
Other comprehensive loss	—	—	—	—	(456)	—	(456)
Balance, September 30, 2022	14,391	$1,439	$111,530	$346,083	$(456)	$(150,143)	$308,453

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$23,532	$48,833
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	151,149	124,329
Depreciation and amortization	11,200	9,149
Amortization of deferred origination fees and costs	(10,996)	(12,005)
Loss on disposal of intangibles, property, and equipment	632	96
Share-based compensation	7,798	8,139
Deferred income taxes, net	(380)	1,705
Changes in operating assets and liabilities:
Increase (decrease) in unearned insurance premiums	(2,244)	1,952
Increase in lease assets	(343)	(1,432)
(Increase) decrease in other assets	4,187	(3,678)
Decrease in accounts payable and accrued expenses	(2,645)	(14,593)
Increase in lease liabilities	383	1,768
Net cash provided by operating activities	182,273	164,263
Cash flows from investing activities:
Originations of finance receivables	(1,133,780)	(1,174,257)
Repayments of finance receivables	950,765	905,944
Purchases of intangible assets	(5,626)	(3,896)
Purchases of property and equipment	(3,629)	(2,644)
Purchase of restricted available-for-sale investments	(5,900)	(23,974)
Proceeds from sale of restricted available-for-sale investments	—	3,130
Proceeds from maturities of restricted available-for-sale investments	4,061	—
Net cash used in investing activities	(194,109)	(295,697)
Cash flows from financing activities:
Advances on revolving credit facilities	1,243,468	1,364,443
Payments on revolving credit facilities	(1,226,431)	(1,372,670)
Advances on securitizations	—	250,000
Payments on securitizations	—	(109,228)
Payments for debt issuance costs	(2,764)	(2,760)
Taxes paid related to net share settlement of equity awards	(1,036)	(1,332)
Cash dividends	(9,047)	(8,590)
Repurchases of common stock	—	(20,613)
Proceeds from exercise of stock options	289	—
Net cash provided by financing activities	4,479	99,250
Net change in cash and restricted cash	(7,357)	(32,184)
Cash and restricted cash at beginning of period	131,799	149,189
Cash and restricted cash at end of period	$124,442	$117,005
Supplemental cash flow information:
Interest paid	$44,310	$28,013
Income taxes paid	$2,784	$26,763
Operating leases paid	$7,367	$4,253
Non-cash lease assets and liabilities acquired	$6,387	$7,226

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	September 30, 2023	December 31, 2022	September 30, 2022
Cash	$7,413	$3,873	$3,140
Restricted cash	117,029	127,926	113,865
Total cash and restricted cash	$124,442	$131,799	$117,005

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, and related payment and collateral protection insurance products. The Company formerly offered retail loans but ceased accepting applications for retail loan products effective November 2022. The Company continues to own and service its existing portfolio of retail loans. As of September 30, 2023, the Company operated under the name “Regional Finance” online and in branch locations in 19 states across the United States.

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

The SPEs are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary. The Company is considered to be the primary beneficiary of the SPEs because it has (i) power over the significant activities through its role as servicer of the finance receivables under each debt arrangement, (ii) the obligation to absorb losses that could be significant through note investment, if applicable, and (iii) the obligation to absorb losses or the right to receive returns that could be significant through the Company’s interest in the monthly residual cash flows of the SPEs.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	September 30, 2023	December 31, 2022
Small loans	$474,181	$481,605
Large loans	1,271,891	1,208,185
Retail loans	4,937	9,603
Net finance receivables	$1,751,009	$1,699,393

Net finance receivables included net deferred origination fees and costs of $14.9 million and $16.0 million as of September 30, 2023 and December 31, 2022, respectively.

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

Net finance receivables by product, FICO band at origination, and origination year as of September 30, 2023 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2023 (1)	2022	2021	2020	2019	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$55,068	$18,207	$2,777	$301	$96	$25	$76,474
2	27,381	10,642	1,324	93	16	10	39,466
3	42,614	14,490	1,346	65	11	1	58,527
4	53,057	18,008	1,382	64	12	4	72,527
5	59,174	23,638	1,498	44	5	3	84,362
6	97,676	42,355	2,705	77	10	2	142,825
Total small loans	$334,970	$127,340	$11,032	$644	$150	$45	$474,181
Current period credit losses (2)	$2,665	$46,163	$9,095	$550	$51	$6	$58,530
Large Loans:
FICO Band
1	$67,059	$35,799	$12,575	$3,318	$1,351	$507	$120,609
2	37,257	22,255	7,180	1,583	428	107	68,810
3	69,692	60,238	20,014	3,239	608	84	153,875
4	97,016	84,368	27,268	4,962	1,045	68	214,727
5	104,816	87,340	30,098	5,733	918	45	228,950
6	234,568	178,760	59,137	10,907	1,478	70	484,920
Total large loans	$610,408	$468,760	$156,272	$29,742	$5,828	$881	$1,271,891
Current period credit losses (2)	$2,662	$56,303	$28,070	$4,197	$1,216	$218	$92,666
Retail Loans:
FICO Band
1	$1	$3	$3	$5	$1	$5	$18
2	—	269	47	—	1	—	317
3	1	783	282	13	1	1	1,081
4	—	820	466	66	—	5	1,357
5	—	640	382	51	—	5	1,078
6	—	653	371	58	3	1	1,086
Total retail loans	$2	$3,168	$1,551	$193	$6	$17	$4,937
Current period credit losses (2)	$—	$552	$325	$68	$25	$3	$973
Total Loans:
FICO Band
1	$122,128	$54,009	$15,355	$3,624	$1,448	$537	$197,101
2	64,638	33,166	8,551	1,676	445	117	108,593
3	112,307	75,511	21,642	3,317	620	86	213,483
4	150,073	103,196	29,116	5,092	1,057	77	288,611
5	163,990	111,618	31,978	5,828	923	53	314,390
6	332,244	221,768	62,213	11,042	1,491	73	628,831
Total loans	$945,380	$599,268	$168,855	$30,579	$5,984	$943	$1,751,009
Current period credit losses (2)	$5,327	$103,018	$37,490	$4,815	$1,292	$227	$152,169
(1)
Includes loans originated during the nine months ended September 30, 2023.
(2)
Represents credit losses for the nine months ended September 30, 2023.

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2022 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2022	2021	2020	2019	2018	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$63,362	$10,842	$1,388	$246	$47	$7	$75,892
2	41,683	6,785	664	56	26	2	49,216
3	53,444	7,659	520	39	—	1	61,663
4	62,609	8,980	544	33	—	1	72,167
5	71,448	10,650	505	22	—	—	82,625
6	119,199	19,886	929	28	—	—	140,042
Total small loans	$411,745	$64,802	$4,550	$424	$73	$11	$481,605
Large Loans:
FICO Band
1	$60,836	$20,653	$7,219	$3,286	$826	$539	$93,359
2	41,174	15,955	4,044	1,409	111	121	62,814
3	112,336	44,805	8,637	2,811	172	137	168,898
4	150,559	57,913	12,063	3,931	152	67	224,685
5	150,793	59,154	13,060	3,735	172	37	226,951
6	290,648	109,931	24,038	6,552	263	46	431,478
Total large loans	$806,346	$308,411	$69,061	$21,724	$1,696	$947	$1,208,185
Retail Loans:
FICO Band
1	$8	$7	$28	$12	$4	$3	$62
2	475	92	9	10	—	—	586
3	1,310	599	71	14	1	3	1,998
4	1,389	979	263	28	2	4	2,665
5	1,083	775	218	27	3	5	2,111
6	1,123	802	224	31	—	1	2,181
Total retail loans	$5,388	$3,254	$813	$122	$10	$16	$9,603
Total Loans:
FICO Band
1	$124,206	$31,502	$8,635	$3,544	$877	$549	$169,313
2	83,332	22,832	4,717	1,475	137	123	112,616
3	167,090	53,063	9,228	2,864	173	141	232,559
4	214,557	67,872	12,870	3,992	154	72	299,517
5	223,324	70,579	13,783	3,784	175	42	311,687
6	410,970	130,619	25,191	6,611	263	47	573,701
Total loans	$1,223,479	$376,467	$74,424	$22,270	$1,779	$974	$1,699,393

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	September 30, 2023
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$384,549	81.1%	$1,084,894	85.3%	$3,488	70.7%	$1,472,931	84.2%
1 to 29 days past due	44,194	9.3%	104,741	8.2%	713	14.4%	149,648	8.5%
Delinquent accounts
30 to 59 days	12,431	2.6%	23,872	1.9%	199	4.1%	36,502	2.1%
60 to 89 days	10,381	2.2%	17,624	1.4%	125	2.5%	28,130	1.6%
90 to 119 days	8,182	1.7%	15,129	1.2%	109	2.2%	23,420	1.3%
120 to 149 days	7,401	1.6%	13,759	1.1%	149	3.0%	21,309	1.2%
150 to 179 days	7,043	1.5%	11,872	0.9%	154	3.1%	19,069	1.1%
Total delinquency	$45,438	9.6%	$82,256	6.5%	$736	14.9%	$128,430	7.3%
Total net finance receivables	$474,181	100.0%	$1,271,891	100.0%	$4,937	100.0%	$1,751,009	100.0%
Net finance receivables in nonaccrual status	$25,435	5.4%	$46,900	3.7%	$454	9.2%	$72,789	4.2%

	December 31, 2022
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$388,978	80.7%	$1,034,981	85.7%	$7,543	78.6%	$1,431,502	84.2%
1 to 29 days past due	48,924	10.2%	97,855	8.1%	1,269	13.2%	148,048	8.7%
Delinquent accounts
30 to 59 days	13,144	2.8%	22,712	1.8%	352	3.7%	36,208	2.2%
60 to 89 days	12,251	2.5%	18,828	1.6%	273	2.8%	31,352	1.8%
90 to 119 days	8,714	1.8%	15,427	1.3%	152	1.6%	24,293	1.4%
120 to 149 days	5,572	1.2%	10,675	0.9%	10	0.1%	16,257	1.0%
150 to 179 days	4,022	0.8%	7,707	0.6%	4	0.0%	11,733	0.7%
Total delinquency	$43,703	9.1%	$75,349	6.2%	$791	8.2%	$119,843	7.1%
Total net finance receivables	$481,605	100.0%	$1,208,185	100.0%	$9,603	100.0%	$1,699,393	100.0%
Net finance receivables in nonaccrual status	$20,810	4.3%	$39,039	3.2%	$212	2.2%	$60,061	3.5%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended September 30, 2023 and 2022, the Company reversed $5.4 million and $4.3 million of accrued interest as reductions of interest and fee income, respectively. The Company reversed $16.4 million and $12.4 million of accrued interest as reductions of interest and fee income for the nine months ended September 30, 2023 and 2022, respectively.

The following is a reconciliation of the allowance for credit losses by product for the three and nine months ended September 30, 2023 and 2022:

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at July 1, 2023	$58,468	$121,873	$1,059	$181,400
Provision for credit losses	17,714	33,127	89	50,930
Credit losses	(18,702)	(30,908)	(341)	(49,951)
Recoveries	1,012	1,493	16	2,521
Ending balance at September 30, 2023	$58,492	$125,585	$823	$184,900
Net finance receivables at September 30, 2023	$474,181	$1,271,891	$4,937	$1,751,009
Allowance as percentage of net finance receivables at September 30, 2023	12.3%	9.9%	16.7%	10.6%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at July 1, 2022	$58,176	$107,760	$1,564	$167,500
Provision for credit losses	20,463	27,200	408	48,071
Credit losses	(16,909)	(20,099)	(368)	(37,376)
Recoveries	684	900	21	1,605
Ending balance at September 30, 2022	$62,414	$115,761	$1,625	$179,800
Net finance receivables at September 30, 2022	$480,199	$1,116,455	$10,944	$1,607,598
Allowance as percentage of net finance receivables at September 30, 2022	13.0%	10.4%	14.8%	11.2%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2023	$57,915	$119,592	$1,293	$178,800
Provision for credit losses	56,292	94,392	465	151,149
Credit losses	(58,530)	(92,666)	(973)	(152,169)
Recoveries	2,815	4,267	38	7,120
Ending balance at September 30, 2023	$58,492	$125,585	$823	$184,900
Net finance receivables at September 30, 2023	$474,181	$1,271,891	$4,937	$1,751,009
Allowance as percentage of net finance receivables at September 30, 2023	12.3%	9.9%	16.7%	10.6%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2022	$61,294	$96,494	$1,512	$159,300
Provision for credit losses	50,580	72,720	1,029	124,329
Credit losses	(51,536)	(55,891)	(987)	(108,414)
Recoveries	2,076	2,438	71	4,585
Ending balance at September 30, 2022	$62,414	$115,761	$1,625	$179,800
Net finance receivables at September 30, 2022	$480,199	$1,116,455	$10,944	$1,607,598
Allowance as percentage of net finance receivables at September 30, 2022	13.0%	10.4%	14.8%	11.2%
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
•
Customers who receive bankruptcy protection may receive principal forgiveness, interest rate reductions, and/or term extensions.

The information relating to modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

	As of and for the Three Months Ended September 30, 2023
	Principal Forgiveness, Interest Rate Reduction, & Term Extension		Interest Rate Reduction & Term Extension		Total
Dollars in thousands	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables
Small loans	$17	—	$831	0.2%	$848	0.2%
Large loans	117	—	4,438	0.3%	4,555	0.4%
Total	$134	—	$5,269	0.3%	$5,403	0.3%

	As of and for the Nine Months Ended September 30, 2023
	Principal Forgiveness, Interest Rate Reduction, & Term Extension		Interest Rate Reduction & Term Extension		Total
Dollars in thousands	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables
Small loans	$34	—	$2,196	0.5%	$2,230	0.5%
Large loans	244	—	11,480	0.9%	11,724	0.9%
Total	$278	—	$13,676	0.8%	$13,954	0.8%

The financial effects of the modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

Three Months Ended September 30, 2023
Loan Modification	Product	Financial Effect
Principal forgiveness	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.
	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
Interest rate reduction	Small loans	Reduced the weighted-average contractual interest rate by 12.7%.
	Large loans	Reduced the weighted-average contractual interest rate by 9.8%.
Term extension	Small loans	Added a weighted-average 1.3 years to the life of loans.
	Large loans	Added a weighted-average 1.3 years to the life of loans.

Nine Months Ended September 30, 2023
Loan Modification	Product	Financial Effect
Principal forgiveness	Small loans	Reduced the amortized cost basis of the loans by $0.4 million.
	Large loans	Reduced the amortized cost basis of the loans by $0.8 million.
Interest rate reduction	Small loans	Reduced the weighted-average contractual interest rate by 13.3%.
	Large loans	Reduced the weighted-average contractual interest rate by 10.8%.
Term extension	Small loans	Added a weighted-average 1.3 years to the life of loans.
	Large loans	Added a weighted-average 1.4 years to the life of loans.

The following table provides the amortized cost basis for modifications made to borrowers experiencing financial difficulty on or after January 1, 2023 that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the periods indicated are as follows:

	As of and for the Three Months Ended September 30, 2023
Dollars in thousands	Principal Forgiveness, Interest Rate Reduction, & Term Extension	Interest Rate Reduction & Term Extension	Total
Small loans	$1	$280	$281
Large loans	—	1,059	1,059
Total	$1	$1,339	$1,340

	As of and for the Nine Months Ended September 30, 2023
Dollars in thousands	Principal Forgiveness, Interest Rate Reduction, & Term Extension	Interest Rate Reduction & Term Extension	Total
Small loans	$1	$311	$312
Large loans	—	1,123	1,123
Total	$1	$1,434	$1,435

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty on or after January 1, 2023 for the period indicated are as follows:

	September 30, 2023
Dollars in thousands	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Small loans	$1,745	$252	$233	$2,230
Large loans	9,753	1,146	825	11,724
Total	$11,498	$1,398	$1,058	$13,954

Prior to January 1, 2023, the Company classified a loan as a TDR finance receivable when the Company modified a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and granted a concession that it would not have otherwise considered.

The amount of TDR net finance receivables and the related TDR allowance for credit losses for the period indicated are as follows:

	September 30, 2022
Dollars in thousands	TDR Net Finance Receivables	TDR Allowance for Credit Losses
Small loans	$3,999	$1,121
Large loans	16,379	4,473
Retail loans	44	15
Total	$20,422	$5,609

The following tables provide the number and amount of net finance receivables modified and classified as TDRs during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	1,124	$2,101	2,633	$4,990
Large loans	1,040	6,297	2,537	14,623
Retail loans	4	9	8	17
Total	2,168	$8,407	5,178	$19,630

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

The following tables provide the number of accounts and amortized cost basis of finance receivables that subsequently defaulted within the periods indicated (that were modified as a TDR in the preceding 12 months). The Company defines payment default as 90 days past due for this disclosure. The respective amounts and activity for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	473	$977	925	$1,839
Large loans	472	2,739	890	5,162
Retail loans	1	3	5	15
Total	946	$3,719	1,820	$7,016

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

Note 4. Restricted Available-for-Sale Investments

The following tables reconcile the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted available-for-sale investments as of the periods indicated:

	September 30, 2023
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$23,014	$—	$(504)	$22,510

	December 31, 2022
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$21,158	$—	$(742)	$20,416

The following tables include the gross unrealized losses and estimated fair values of restricted available-for-sale investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$4,051	$—	$18,459	$(504)	$22,510	$(504)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$20,416	$(742)	$—	$—	$20,416	$(742)

The restricted available-for-sale investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $0.1 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted available-for-sale investments. Changes in fair value are the result of recent increases in interest rates by the Federal Reserve that occurred after the purchase of the investments.

The following table includes the amortized cost and estimated fair values of restricted available-for-sale investments by contractual maturity as of the periods indicated:

	September 30, 2023
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$20,854	$20,430
Due within one year to five years	2,160	2,080
Due within five years to ten years	—	—
Due after ten years	—	—
Total restricted available-for-sale investments	$23,014	$22,510

The following table includes the proceeds from sold restricted available-for-sale investments for the periods indicated:

	Three Months Ended		Nine Months Ended
Dollars in thousands	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Sales of restricted available-for-sale investments	$—	$3,130	$—	$3,130

The Company had no gross realized gains or losses during the three and nine months ended September 30, 2023 and 2022, respectively. For additional information on the Company's restricted available-for-sale investments, see Note 8, "Disclosure About Fair Value of Financial Instruments."

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

As of September 30, 2022, the Company no longer maintained interest rate cap protections.

The following is a summary of changes in fair value of the interest rate caps for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2023	2022	2023	2022
Balance at beginning of period	$—	$5,081	$—	$6,586
Purchases	—	—	—	—
Sales	—	(5,033)	—	(19,720)
Fair value adjustment included as an (increase) decrease in interest expense	—	(48)	—	13,134
Balance at end of period	$—	$—	$—	$—

Note 6. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	September 30, 2023			December 31, 2022
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Senior revolving credit facility	$131,325	$(804)	$130,521	$147,547	$(1,104)	$146,443
RMR II revolving warehouse credit facility	—	—	—	189	—	189
RMR IV revolving warehouse credit facility	3,152	—	3,152	18,144	(338)	17,806
RMR V revolving warehouse credit facility	26,628	—	26,628	286	—	286
RMR VI revolving warehouse credit facility	18,123	—	18,123	—	—	—
RMR VII revolving warehouse credit facility	4,327	—	4,327	—	—	—
RMIT 2020-1 securitization	180,214	—	180,214	180,214	(618)	179,596
RMIT 2021-1 securitization	248,916	(353)	248,563	248,916	(985)	247,931
RMIT 2021-2 securitization	200,192	(1,213)	198,979	200,192	(1,534)	198,658
RMIT 2021-3 securitization	125,202	(942)	124,260	125,202	(1,178)	124,024
RMIT 2022-1 securitization	250,374	(1,204)	249,170	250,374	(1,841)	248,533
RMIT 2022-2B securitization	184,295	(1,131)	183,164	184,295	(1,914)	182,381
Total	$1,372,748	$(5,647)	$1,367,101	$1,355,359	$(9,512)	$1,345,847
Unused amount of revolving credit facilities (subject to borrowing base)	$613,080			$555,117

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. These credit facilities had $2.6 million and $1.3 million in such costs as of September 30, 2023 and December 31, 2022, respectively.

Senior Revolving Credit Facility: In November 2022, the Company amended and restated its senior revolving credit facility to, among other things, decrease the availability under the facility from $500 million to $420 million. The senior revolving credit facility matures in September 2024. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible finance receivables (77% of eligible finance receivables as of September 30, 2023).

In September 2022, the Company amended and restated its senior revolving credit facility to replace LIBOR as the benchmark rate for the calculation of interest with a forward-looking term rate based on the secured overnight financing rate ("SOFR") or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a floor of not less than 0.50%, plus a 3.00% margin and a benchmark adjustment. The effective interest rate was 8.43% at

September 30, 2023. The Company pays an unused commitment fee between 0.50% and 1.00% based upon the average outstanding balance. As of September 30, 2023, the Company had $135.0 million of immediate available liquidity to draw down cash under the facility and held $7.4 million in unrestricted cash.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $102.6 million and $112.2 million as of September 30, 2023 and December 31, 2022, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

In September 2022, the Company RMR IV amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR IV to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a margin of 2.35% and a benchmark adjustment. The effective interest rate was 8.23% as of September 30, 2023. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. RMR IV had $18.3 million of immediate availability to draw down cash under the facility and held $0.3 million in restricted cash reserves as of September 30, 2023 to satisfy provisions of the credit agreement.

RMR V Revolving Warehouse Credit Facility: In September 2022, the Company and its wholly owned SPE, Regional Management Receivables V, LLC (“RMR V”), amended and restated the credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V to extend the date at which the facility converts to an amortizing loan and the termination date to November 2022 and November 2023, respectively (October 2022 and October 2023, respectively, prior to the September 2022 amendment). Following a subsequent amendment in November 2022, the amortizing loan conversion date and termination date were extended to November 2024 and November 2025, respectively. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.75% (2.20% prior to the November 2022 amendment). The effective interest rate was 8.31% as of September 30, 2023. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. RMR V had $18.6 million of immediate availability to draw down cash under the facility and held $0.6 million in restricted cash reserves as of September 30, 2023 to satisfy provisions of the credit agreement.

RMR VI Revolving Warehouse Credit Facility: In February 2023, the Company and its wholly-owned SPE, Regional Management Receivables VI, LLC (“RMR VI”), entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VI. The facility converts to an amortizing loan in February 2025 and terminates in February 2026. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR VI. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 2.50%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 7.93% as of September 30, 2023. RMR VI pays a monthly unused commitment fee of 0.50%. RMR VI had no immediate availability to draw down cash under the facility and held $0.2 million in restricted cash reserves as of September 30, 2023 to satisfy provisions of the credit agreement.

RMR VII Revolving Warehouse Credit Facility: In April 2023, the Company and its wholly-owned SPE, Regional Management Receivables VII, LLC (“RMR VII”), entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VII. The facility converts to an amortizing loan in October 2024 and terminates in October 2025. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR VII. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 3.00%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 8.43% as of September 30, 2023. RMR VII pays a monthly unused commitment fee ranging between 0.45% and 0.65%. RMR VII had no immediate availability to draw down cash under the facility and held $0.1 million in restricted cash reserves as of September 30, 2023 to satisfy provisions of the credit agreement.

RMIT 2020-1 Securitization: In September 2020, the Company, its wholly-owned SPE, Regional Management Receivables III, LLC (“RMR III”), and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2020-1 (“RMIT 2020-1”), completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes had a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of September 30, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of September 30, 2023. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part. No payments of principal of the notes were made during the revolving period.

RMIT 2021-1 Securitization: In February 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-1 (“RMIT 2021-1”), completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. RMIT 2021-1 held $2.6 million in restricted cash reserves as of September 30, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of September 30, 2023. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-2 Securitization: In July 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-2 (“RMIT 2021-2”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. RMIT 2021-2 held $2.1 million in restricted cash reserves as of September 30, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of September 30, 2023. Prior to maturity in August 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-3 Securitization: In October 2021, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2021-3 (“RMIT 2021-3”), completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate, asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. RMIT 2021-3 held $1.5 million in restricted cash reserves as of September 30, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of September 30, 2023. Prior to maturity in October 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-1 Securitization: In February 2022, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, Regional Management Issuance Trust 2022-1 (“RMIT 2022-1”), completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. RMIT 2022-1 held $2.6 million in restricted cash reserves as of September 30, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of September 30, 2023. Prior to maturity in March 2032, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-2B Securitization: In October 2022, the Company, its wholly-owned SPE, RMR III, and its indirect wholly-owned SPE, Regional Management Issuance Trust 2022-2B (“RMIT 2022-2B”), completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate, asset-backed notes by RMIT 2022-2B. The asset-backed notes were secured by finance receivables and other related assets that RMR III purchased from the Company and have a revolving period ending in October 2024, with a final maturity date in November 2031. RMR III sold two classes of the asset-backed notes and transferred them to RMIT 2022-2B. RMIT 2022-2B held $2.3 million in restricted cash reserves as of September 30, 2023 to satisfy provisions of the transaction documents. Borrowings under the sold notes bear interest, payable monthly, at an effective interest rate of 7.51% as of September 30, 2023. The $16.3 million class of the fixed-rate, asset-backed notes was retained by RMR III on the closing date but may be sold in whole or in part. Prior to maturity in November 2031, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2024. No payments of principal of the notes will be made during the revolving period.

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of September 30, 2023, the Company was in compliance with all debt covenants.

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

The following is a summary of the Company’s repurchased shares of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars and shares in thousands, except per share amounts	2023	2022	2023	2022
Common stock repurchased	—	—	—	437
Weighted-average cost per share	$—	$—	$—	$47.14
Total cost of common stock repurchased	$—	$—	$—	$20,613

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividends declared per common share	$0.30	$0.30	$0.90	$0.90

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

Restricted available-for-sale investments: The fair value of U.S. Treasury securities is priced using an external pricing service which the Company corroborates using a secondary external vendor. For additional information on the Company's restricted available-for-sale investments, see Note 4, "Restricted Available-for-Sale Investments."

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	September 30, 2023		December 31, 2022
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$7,413	$7,413	$3,873	$3,873
Restricted cash	117,029	117,029	127,926	127,926
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,517,345	1,587,596	1,469,585	1,554,794
Liabilities
Level 3
Debt	1,372,748	1,256,419	1,355,359	1,219,832

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	September 30, 2023		December 31, 2022
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2
Restricted available-for-sale investments	22,510	22,510	20,416	20,416

As of the periods indicated above, there were no financial assets or liabilities measured at fair value on a non-recurring basis.

Note 9. Income Taxes

The Company records interim provisions for income taxes based on an estimated annual effective tax rate. The Company recognizes discrete tax benefits or deficiencies in the income tax line of the consolidated statements of income. Generally, these discrete benefits or deficiencies are primarily the result of exercises or vestings of share-based awards. However, during the three months ended September 30, 2023, the Company also re-established deferred tax assets for certain state net operating losses.

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2023	2022	2023	2022
Provision for corporate taxes	$2,465	$3,285	$7,125	$15,702
Discrete tax (benefits) deficiencies	(388)	1	(342)	(446)
Total income taxes	$2,077	$3,286	$6,783	$15,256

Note 10. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2023	2022	2023	2022
Numerator:
Net income	$8,820	$10,068	$23,532	$48,833
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,429	9,195	9,385	9,329
Effect of dilutive securities	221	331	228	409
Weighted-average shares adjusted for dilutive securities	9,650	9,526	9,613	9,738
Earnings per share:
Basic	$0.94	$1.09	$2.51	$5.23
Diluted	$0.91	$1.06	$2.45	$5.01

The Company excluded outstanding shares of common stock totaling 0.3 million and 0.2 million for the three months ended September 30, 2023 and 2022, respectively, and 0.4 million and 0.2 million for the nine months ended September 30, 2023 and 2022, respectively, from the computation of diluted earnings per share because they were anti-dilutive. These anti-dilutive awards include Non-Qualified Stock Options, Restricted Stock Awards, Performance-Contingent Restricted Stock Units, and Performance Restricted Stock Units.

Note 11. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on each of April 27, 2017 and May 20, 2021, the stockholders of the Company re-approved the 2015 Plan, as amended and restated on each respective date. As of September 30, 2023, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 2.6 million shares (such amount reflecting an increase of 1.05 million additional or “new” shares in connection with the May 20, 2021 re-approval of the 2015 Plan) plus (ii) any shares remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, plus (iii) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. As of the effective date of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of September 30, 2023, there were 0.3 million shares available for grant under the 2015 Plan.

For the three months ended September 30, 2023 and 2022, the Company recorded share-based compensation expense of $3.4 million and $3.3 million, respectively. The Company recorded $7.8 million and $8.1 million in share-based compensation for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, unrecognized share-based compensation expense to be recognized over future periods approximated $16.0 million. This amount will be recognized as expense over a weighted-average period of 1.8 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

The following table summarizes the stock option activity for the nine months ended September 30, 2023:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	527	$23.07
Granted	—	—
Exercised	(18)	16.09
Forfeited	—	—
Expired	—	—
Options outstanding at September 30, 2023	509	$23.32	5.2	$2,657
Options exercisable at September 30, 2023	459	$22.57	5.0	$2,657

The following table provides additional stock option information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2023	2022	2023	2022
Weighted-average grant date fair value per share	$—	$—	$—	$—
Intrinsic value of options exercised	$—	$—	$277	$2,142
Fair value of stock options that vested	$20	$8	$20	$8

Performance restricted stock units: Compensation expense for PRSUs is based on the fair value of the award estimated on the grant date using the Monte Carlo valuation model. The following are the weighted-average assumptions for the PRSU grants during the periods indicated below:

	Nine Months Ended September 30,
	2023	2022
Expected volatility	40.18%	39.24%
Expected dividends	2.24%	—
Risk-free rate	5.21%	1.05%
Discount for post-vesting restrictions	8.48%	11.93%

The following table summarizes PRSU activity during the nine months ended September 30, 2023:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2023	70	$52.07
Granted	118	32.40
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at September 30, 2023	188	$39.72

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per unit amounts	2023	2022	2023	2022
Weighted-average grant date fair value per unit	$—	$—	$32.40	$52.07
Fair value of PRSUs that vested	$—	$—	$—	$—

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the nine months ended September 30, 2023:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2023	108	$21.87
Granted (target)	—	—
Achieved performance adjustment	28	15.86
Vested	(91)	15.86
Forfeited	—	—
Non-vested units at September 30, 2023	45	$30.22

The following table provides additional RSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per unit amounts	2023	2022	2023	2022
Weighted-average grant date fair value per unit	$—	$—	$—	$—
Fair value of RSUs that vested	$—	$—	$1,445	$513

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

The following table summarizes RSA activity during the nine months ended September 30, 2023:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2023	198	$38.99
Granted	248	34.25
Vested	(34)	45.37
Forfeited	(9)	39.34
Non-vested shares at September 30, 2023	403	$35.53

The following table provides additional RSA information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2023	2022	2023	2022
Weighted-average grant date fair value per share	$30.43	$37.93	$34.25	$40.90
Fair value of RSAs that vested	$259	$338	$1,540	$1,501

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

Note 13. Subsequent Events

Quarterly cash dividend: In November 2023, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on December 13, 2023 to shareholders of record at the close of business on November 22, 2023. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (which was filed with the SEC on February 24, 2023), our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (which was filed with the SEC on May 5, 2023), our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (which was filed with the SEC on August 4, 2023), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of September 30, 2023, we operate under the name “Regional Finance” online and in 347 branch locations in 19 states across the United States, serving 530,400 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

•
Small Loans (≤$2,500) – As of September 30, 2023, we had 282.6 thousand small installment loans outstanding, representing $474.2 million in net finance receivables. This included 142.7 thousand small loan convenience checks, representing $206.4 million in net finance receivables.
•
Large Loans (>$2,500) – As of September 30, 2023, we had 244.8 thousand large installment loans outstanding, representing $1.3 billion in net finance receivables. This included 59.4 thousand large loan convenience checks, representing $191.9 million in net finance receivables.
•
Retail Loans – As of September 30, 2023, we had 3.0 thousand retail purchase loans outstanding, representing $4.9 million in net finance receivables.
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

Current inflationary pressures and rising interest rates have created economic uncertainty. Recent geopolitical events outside of the U.S. have also contributed to volatility in U.S. markets. As inflation accelerated and geopolitical stability began to deteriorate in the fourth quarter of 2021, we began to proactively tighten our credit models. We have principally focused on tightening certain higher-risk, higher-rate customer segments that have been particularly adversely impacted by a more challenging economic environment. We have maintained such tightening through the first nine months of 2023.

Our allowance for credit losses was 10.6% of net finance receivables as of September 30, 2023. Our contractual delinquency as a percentage of net finance receivables was 7.3% as of September 30, 2023, up from 7.2% as of September 30, 2022. Going forward, we may experience changes to the macroeconomic assumptions within our forecast and to our credit loss performance outlook, either of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of September 30, 2023, we had $179.2 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. In addition, we had $613.1 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of September 30, 2023. We believe our liquidity position provides substantial runway to support the fundamental operations of our business and to fund future growth.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate. Average net finance receivables were $1.7 billion for the first nine months of 2023 and $1.5 billion for the prior-year period. We source our loans through our branches, centrally managed direct mail program, digital partners, and our consumer website. The majority of our loans, regardless of origination channel, are serviced through our branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers we are able to serve. We grew our state footprint from 18 to 19 states in March 2023, expanding our operations to Arizona. We continue to assess our legacy branch network for clear opportunities to consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service. We plan to add additional branches in new and existing states where it is favorable for us to conduct business.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of September 30, 2023, representing 87% of total debt.

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

As reinsurer, we maintain restricted reserves comprised of restricted cash and restricted available-for-sale investments for life insurance claims in an amount determined by the unaffiliated insurance company. As of September 30, 2023, the restricted reserves consisted of $21.7 million of unearned premium reserves and $1.1 million of unpaid claims reserves. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Our marketing expenses consist primarily of costs associated with our direct mail campaigns (including postage and costs associated with selecting recipients), digital marketing, maintaining our consumer website, and local marketing by branches. These costs are expensed as incurred.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	3Q 23		3Q 22		YTD 23		YTD 22
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$125,018	29.0%	$116,020	29.6%	$363,508	28.6%	$333,422	29.8%
Insurance income, net	11,382	2.6%	11,987	3.1%	33,544	2.6%	32,751	2.9%
Other income	4,478	1.1%	3,445	0.9%	12,688	1.0%	8,998	0.8%
Total revenue	140,878	32.7%	131,452	33.6%	409,740	32.2%	375,171	33.5%
Expenses
Provision for credit losses	50,930	11.8%	48,071	12.3%	151,149	11.9%	124,329	11.1%

Personnel	39,832	9.3%	36,979	9.4%	114,848	9.0%	106,574	9.5%
Occupancy	6,315	1.5%	5,848	1.5%	18,761	1.5%	17,812	1.6%
Marketing	4,077	0.9%	3,940	1.0%	11,300	0.9%	11,139	1.0%
Other	11,880	2.7%	11,397	3.0%	33,414	2.6%	31,860	2.9%
Total general and administrative	62,104	14.4%	58,164	14.9%	178,323	14.0%	167,385	15.0%

Interest expense	16,947	4.0%	11,863	3.0%	49,953	3.9%	19,368	1.7%
Income before income taxes	10,897	2.5%	13,354	3.4%	30,315	2.4%	64,089	5.7%
Income taxes	2,077	0.5%	3,286	0.8%	6,783	0.6%	15,256	1.3%
Net income	$8,820	2.0%	$10,068	2.6%	$23,532	1.8%	$48,833	4.4%
Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	3Q 22	4Q 22	1Q 23	2Q 23	3Q 23	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$116,020	$117,432	$120,407	$118,083	$125,018	$6,935	$8,998
Insurance income, net	11,987	10,751	10,959	11,203	11,382	179	(605)
Other income	3,445	3,833	4,012	4,198	4,478	280	1,033
Total revenue	131,452	132,016	135,378	133,484	140,878	7,394	9,426
Expenses
Provision for credit losses	48,071	60,786	47,668	52,551	50,930	1,621	(2,859)

Personnel	36,979	34,669	38,597	36,419	39,832	(3,413)	(2,853)
Occupancy	5,848	5,997	6,288	6,158	6,315	(157)	(467)
Marketing	3,940	4,239	3,379	3,844	4,077	(233)	(137)
Other	11,397	10,238	11,059	10,475	11,880	(1,405)	(483)
Total general and administrative	58,164	55,143	59,323	56,896	62,104	(5,208)	(3,940)

Interest expense	11,863	14,855	16,782	16,224	16,947	(723)	(5,084)
Income before income taxes	13,354	1,232	11,605	7,813	10,897	3,084	(2,457)
Income taxes	3,286	(1,159)	2,916	1,790	2,077	(287)	1,209
Net income	$10,068	$2,391	$8,689	$6,023	$8,820	$2,797	$(1,248)
Net income per common share:
Basic	$1.09	$0.26	$0.93	$0.64	$0.94	$0.30	$(0.15)
Diluted	$1.06	$0.25	$0.90	$0.63	$0.91	$0.28	$(0.15)
Weighted-average shares outstanding:
Basic	9,195	9,199	9,325	9,399	9,429	(30)	(234)
Diluted	9,526	9,411	9,622	9,566	9,650	(84)	(124)

	Balance Sheet Quarterly Trend
Dollars in thousands	3Q 22	4Q 22	1Q 23	2Q 23	3Q 23	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,606,550	$1,724,987	$1,701,114	$1,723,616	$1,765,340	$41,724	$158,790
Net finance receivables	$1,607,598	$1,699,393	$1,676,230	$1,688,937	$1,751,009	$62,072	$143,411
Allowance for credit losses	$179,800	$178,800	$183,800	$181,400	$184,900	$3,500	$5,100
Debt	$1,241,039	$1,355,359	$1,329,677	$1,344,855	$1,372,748	$27,893	$131,709

	Other Key Metrics Quarterly Trend
	3Q 22	4Q 22	1Q 23	2Q 23	3Q 23	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	29.6%	28.5%	28.5%	28.2%	29.0%	0.8%	(0.6)%
Efficiency ratio (1)	44.2%	41.8%	43.8%	42.6%	44.1%	1.5%	(0.1)%
Operating expense ratio (2)	14.9%	13.4%	14.0%	13.6%	14.4%	0.8%	(0.5)%
30+ contractual delinquency	7.2%	7.1%	7.2%	6.9%	7.3%	0.4%	0.1%
Net credit loss ratio (3)	9.1%	15.0%	10.1%	13.1%	11.0%	(2.1)%	1.9%
Book value per share	$32.18	$32.41	$33.06	$32.71	$33.61	$0.90	$1.43

(1) Annualized general and administrative expenses as a percentage of total revenue

(2) Annualized general and administrative expenses as a percentage of average net finance receivables

(3) Annualized net credit losses as a percentage of average net finance receivables

Comparison of September 30, 2023, Versus September 30, 2022

The following discussion and table describe the changes in finance receivables by product type:

•
Small Loans (≤$2,500) – Small loans outstanding decreased by $6.0 million, or 1.3%, to $474.2 million at September 30, 2023, from $480.2 million at September 30, 2022. The decrease was due to credit tightening for disciplined growth and the transition of small loan customers to large loans, partially offset by the growth of receivables in branches opened during 2022 and the nine months ended September 30, 2023.
•
Large Loans (>$2,500) – Large loans outstanding increased by $155.4 million, or 13.9%, to $1.3 billion at September 30, 2023, from $1.1 billion at September 30, 2022. The increase was due to the growth of receivables in branches opened during 2022 and the nine months ended September 30, 2023, and from the transition of small loan customers to large loans, partially offset by credit tightening for disciplined growth.
•
Retail Loans – Retail loans outstanding decreased $6.0 million, or 54.9%, to $4.9 million at September 30, 2023, from $10.9 million at September 30, 2022. We ceased accepting applications for our retail loan product offering as of November 2022 to focus on growing our core loan portfolio.

	Net Finance Receivables
Dollars in thousands	3Q 23	3Q 22	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$474,181	$480,199	$(6,018)	(1.3)%
Large loans	1,271,891	1,116,455	155,436	13.9%
Retail loans	4,937	10,944	(6,007)	(54.9)%
Total net finance receivables	$1,751,009	$1,607,598	$143,411	8.9%
Number of branches at period end	347	338	9	2.7%
Net finance receivables per branch	$5,046	$4,756	$290	6.1%

Comparison of the Three Months Ended September 30, 2023, Versus the Three Months Ended September 30, 2022

Net Income. Net income decreased $1.2 million, or 12.4%, to $8.8 million during the three months ended September 30, 2023, from $10.1 million during the prior-year period. The decrease was due to an increase in interest expense of $5.1 million, an increase in general and administrative expenses of $3.9 million, and an increase in provision for credit losses of $2.9 million, partially offset by an increase in revenue of $9.4 million and a decrease in income taxes of $1.2 million.

Revenue. Total revenue increased $9.4 million, or 7.2%, to $140.9 million during the three months ended September 30, 2023, from $131.5 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $9.0 million, or 7.8%, to $125.0 million during the three months ended September 30, 2023, from $116.0 million during the prior-year period. The increase was primarily due to a 10.0% increase in average net finance receivables, partially offset by a 0.6% decrease in annualized average yield. The decrease in yield was due to continued mix shift towards larger, higher-quality loans and the credit impact from macroeconomic conditions on revenue reversals and non-accrual loans, partially offset by price increases.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Three Months Ended			Average Yields for the Three Months Ended (1)
Dollars in thousands	3Q 23	3Q 22	YoY % Inc (Dec)	3Q 23	3Q 22	YoY % Inc (Dec)
Small loans	$459,320	$466,087	(1.5)%	36.6%	35.5%	1.1%
Large loans	1,257,168	1,089,225	15.4%	26.3%	27.2%	(0.9)%
Retail loans	5,647	10,935	(48.4)%	16.9%	18.5%	(1.6)%
Total interest and fee yield	$1,722,135	$1,566,247	10.0%	29.0%	29.6%	(0.6)%
(1)
Annualized interest and fee income as a percentage of average net finance receivables.

Total originations increased to $425.1 million during the three months ended September 30, 2023, from $418.7 million during the prior-year period. Quarterly origination volume was higher than the prior-year period due to selective growth programs concentrated on present and former borrowers. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Three Months Ended
Dollars in thousands	3Q 23	3Q 22	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$173,074	$173,269	$(195)	(0.1)%
Large loans	251,999	243,259	8,740	3.6%
Retail loans	—	2,145	(2,145)	(100.0)%
Total loans originated	$425,073	$418,673	$6,400	1.5%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 3Q 23 Compared to 3Q 22 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Small loans	$(601)	$1,260	$(18)	$641
Large loans	11,428	(2,428)	(375)	8,625
Retail loans	(245)	(45)	22	(268)
Product mix	965	(1,106)	141	—
Total increase in interest and fee income	$11,547	$(2,319)	$(230)	$8,998

Insurance Income, Net. Insurance income, net decreased $0.6 million, or 5.0%, to $11.4 million during the three months ended September 30, 2023, from $12.0 million during the prior-year period. During both the three months ended September 30, 2023 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums, and life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Three Months Ended
Dollars in thousands	3Q 23	3Q 22	YoY $ B(W)	YoY % B(W)
Earned premiums	$15,039	$15,513	$(474)	(3.1)%
Claims, reserves, and certain direct expenses	(3,657)	(3,526)	(131)	(3.7)%
Insurance income, net	$11,382	$11,987	$(605)	(5.0)%

Earned premiums decreased by $0.5 million primarily due to fewer active policies, and claims, reserves, and certain direct expenses increased by $0.1 million compared to the prior-year period.

Other Income. Other income increased $1.0 million, or 30.0%, to $4.5 million during the three months ended September 30, 2023, from $3.4 million during the prior-year period, primarily due to higher interest earned on restricted cash reserves of $0.9 million.

Provision for Credit Losses. Our provision for credit losses increased $2.9 million, or 5.9%, to $50.9 million during the three months ended September 30, 2023, from $48.1 million during the prior-year period. The increase was due to an increase in net credit losses of $11.7 million, partially offset by a lower build in the allowance for credit losses of $8.8 million, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the three months ended September 30, 2023, and the prior-year period, the allowance for credit losses included builds of $3.5 million and $12.3 million, respectively. Loan loss reserves increased due to portfolio growth, offset by a lower reserve rate which resulted in a net increase in the reserve. The allowance for credit losses as a percentage of finance receivables decreased to 10.6% as of September 30, 2023, from 11.2% as of the prior-year period due to changes in estimated future macroeconomic impacts on credit losses.

Net Credit Losses. Net credit losses increased $11.7 million, or 32.6%, to $47.4 million during the three months ended September 30, 2023, from $35.8 million during the prior-year period. The increase was primarily due to higher average net finance receivables and the macroeconomic environment. Annualized net credit losses as a percentage of average net finance receivables were 11.0% during the three months ended September 30, 2023, compared to 9.1% during the prior-year period.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables increased to 7.3% as of September 30, 2023, from 7.2% in the prior-year period.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	3Q 23		3Q 22
Current	$1,472,931	84.2%	$1,356,134	84.4%
1 to 29 days past due	149,648	8.5%	135,468	8.4%
Delinquent accounts:
30 to 59 days	36,502	2.1%	32,295	2.0%
60 to 89 days	28,130	1.6%	25,375	1.6%
90 to 119 days	23,420	1.3%	21,720	1.3%
120 to 149 days	21,309	1.2%	17,503	1.1%
150 to 179 days	19,069	1.1%	19,103	1.2%
Total contractual delinquency	$128,430	7.3%	$115,996	7.2%
Total net finance receivables	$1,751,009	100.0%	$1,607,598	100.0%

	Contractual Delinquency by Product
Dollars in thousands	3Q 23		3Q 22
Small loans	$45,438	9.6%	$49,906	10.4%
Large loans	82,256	6.5%	64,922	5.8%
Retail loans	736	14.9%	1,168	10.7%
Total contractual delinquency	$128,430	7.3%	$115,996	7.2%

General and Administrative Expenses. Our general and administrative expenses increased $3.9 million, or 6.8%, to $62.1 million during the three months ended September 30, 2023, from $58.2 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $2.9 million, or 7.7%, to $39.8 million during the three months ended September 30, 2023, from $37.0 million during the prior-year period. Labor expenses increased $3.4 million compared to the prior-year period. This increase was partially offset by higher capitalized loan origination costs, which reduce personnel expenses, of $0.8 million.

Occupancy. Occupancy expenses increased by $0.5 million, or 8.0%, to $6.3 million during the three months ended September 30, 2023, from $5.8 million during the prior-year period. The increase was primarily due to the growth of our state footprint and the addition of new branches since the prior-year period.

Marketing. Marketing expenses increased $0.1 million, or 3.5%, to $4.1 million during the three months ended September 30, 2023, from $3.9 million during the prior-year period due to higher digital marketing costs of $0.1 million.

Other Expenses. Other expenses increased $0.5 million, or 4.2%, to $11.9 million during the three months ended September 30, 2023, from $11.4 million during the prior-year period. The increase was primarily due to an increase in our investment in digital and technological capabilities of $0.7 million, compared to the prior-year period.

Operating Expense Ratio. Our annualized operating expense ratio decreased by 0.5% to 14.4% during the three months ended September 30, 2023, from 14.9% during the prior-year period. Our operating expense ratio has improved as we have grown our loan portfolio and controlled expense growth.

Interest Expense. Interest expense increased $5.1 million, or 42.9%, to $16.9 million during the three months ended September 30, 2023, from $11.9 million during the prior-year period. The increase was primarily due to an increase in our average cost of debt as well as an increase in the average balance of our debt facilities. An increase in variable rate funding costs increased our annualized average cost of debt 1.07% to 5.00% during the three months ended September 30, 2023, from 3.93% as of the prior-year-period. The average balance of our debt facilities increased to $1.4 billion during the three months ended September 30, 2023, from $1.2 billion during the prior-year period.

Income Taxes. Income taxes decreased $1.2 million, or 36.8%, to $2.1 million during the three months ended September 30, 2023, from $3.3 million during the prior-year period. The decrease was primarily due to a $2.5 million decrease in income before income taxes compared to the prior-year period. Our effective tax rates were 19.1% and 24.6% for the three months ended September 30, 2023 and the prior-year period, respectively. The decrease in the effective tax rate relates to an increase in discrete tax benefits, as a result of the re-establishment of deferred tax assets for certain state net operating losses.

Comparison of the Nine Months Ended September 30, 2023, Versus the Nine Months Ended September 30, 2022

Net Income. Net income decreased $25.3 million, or 51.8%, to $23.5 million during the nine months ended September 30, 2023, from $48.8 million during the prior-year period. The decrease was due to an increase in interest expense of $30.6 million, an increase in provision for credit losses of $26.8 million, and an increase in general and administrative expenses of $10.9 million, partially offset by an increase in revenue of $34.6 million and a decrease in income taxes of $8.5 million.

Revenue. Total revenue increased $34.6 million, or 9.2%, to $409.7 million during the nine months ended September 30, 2023, from $375.2 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $30.1 million, or 9.0%, to $363.5 million during the nine months ended September 30, 2023, from $333.4 million during the prior-year period. The increase was primarily due to a 13.8% increase in average net finance receivables, partially offset by a 1.2% decrease in annualized average yield. The decrease in yield was due to continued mix shift towards larger, higher-quality loans and the credit impact from macroeconomic conditions on revenue reversals and non-accrual loans, partially offset by price increases. The nine months ended September 30, 2023 included a reduction in revenue reversals of an estimated $1.9 million attributable to the loan sale that occurred during the fourth quarter of 2022.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Nine Months Ended			Average Yields for the Nine Months Ended (1)
Dollars in thousands	YTD 23	YTD 22	YoY % Inc (Dec)	YTD 23	YTD 22	YoY % Inc (Dec)
Small loans	$456,893	$448,175	1.9%	35.4%	35.8%	(0.4)%
Large loans	1,232,170	1,032,273	19.4%	26.1%	27.4%	(1.3)%
Retail loans	7,252	10,796	(32.8)%	17.5%	18.4%	(0.9)%
Total interest and fee yield	$1,696,315	$1,491,244	13.8%	28.6%	29.8%	(1.2)%
(1)
Annualized interest and fee income as a percentage of average net finance receivables.

Total originations decreased to $1.1 billion during the nine months ended September 30, 2023, from $1.2 billion during the prior-year period. Origination volume decreased during the nine months ended September 30, 2023 compared to the prior-year period due to credit tightening actions and the reallocation of labor to collections, both of which impacted origination levels during the period. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Nine Months Ended
Dollars in thousands	YTD 23	YTD 22	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$432,018	$481,644	$(49,626)	(10.3)%
Large loans	695,084	682,110	12,974	1.9%
Retail loans	146	7,206	(7,060)	(98.0)%
Total loans originated	$1,127,248	$1,170,960	$(43,712)	(3.7)%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD 23 Compared to YTD 22 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Small loans	$2,338	$(1,208)	$(24)	$1,106
Large loans	41,004	(9,624)	(1,864)	29,516
Retail loans	(488)	(71)	23	(536)
Product mix	2,997	(2,956)	(41)	—
Total increase in interest and fee income	$45,851	$(13,859)	$(1,906)	$30,086

Insurance Income, Net. Insurance income, net increased $0.8 million, or 2.4%, to $33.5 million during the nine months ended September 30, 2023, from $32.8 million during the prior-year period. The nine months ended September 30, 2023 were inclusive of a reduction of revenue reversals of an estimated $0.3 million attributable to the loan sale that occurred in the fourth quarter of 2022. During both the nine months ended September 30, 2023 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the nine months ended September 30, 2023 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Nine Months Ended
Dollars in thousands	YTD 23	YTD 22	YoY $ B(W)	YoY % B(W)
Earned premiums	$45,202	$45,096	$106	0.2%
Claims, reserves, and certain direct expenses	(11,658)	(12,345)	687	5.6%
Insurance income, net	$33,544	$32,751	$793	2.4%

Earned premiums increased by $0.1 million and claims, reserves, and certain direct expenses decreased by $0.7 million, each compared to the prior-year period, primarily due to portfolio growth and a decrease in claims reserves.

Other Income. Other income increased $3.7 million, or 41.0%, to $12.7 million during the nine months ended September 30, 2023, from $9.0 million during the prior-year period, primarily due to higher interest earned on restricted cash reserves and investment income from securities of $3.3 million and $0.4 million, respectively.

Provision for Credit Losses. Our provision for credit losses increased $26.8 million, or 21.6%, to $151.1 million during the nine months ended September 30, 2023, from $124.3 million during the prior-year period. The increase was due to an increase in net credit losses of $41.2 million, partially offset by a lower build in the allowance for credit losses of $14.4 million, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the nine months ended September 30, 2023, and the prior-year period, the allowance for credit losses included builds of $6.1 million and $20.5 million, respectively. Loan loss reserves increased due to portfolio growth, partially offset by a lower reserve rate which resulted in a net increase in the reserve. The allowance for credit losses as a percentage of finance receivables decreased to 10.6% as of September 30, 2023, from 11.2% as of the prior-year period due to changes in estimated future macroeconomic impacts on credit losses.

Net Credit Losses. Net credit losses increased $41.2 million, or 39.7%, to $145.0 million during the nine months ended September 30, 2023, from $103.8 million during the prior-year period. The increase was primarily due to higher average net finance receivables and the macroeconomic environment. Annualized net credit losses as a percentage of average net finance receivables were 11.4% during the nine months ended September 30, 2023, compared to 9.3% during the prior-year period. Our net credit loss ratio during the nine months ended September 30, 2023 was inclusive of an estimated 100 basis point benefit from accelerated charge-offs in the fourth quarter of 2022 attributable to the loan sale.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables increased to 7.3% as of September 30, 2023, from 7.2% in the prior-year period.

General and Administrative Expenses. Our general and administrative expenses increased $10.9 million, or 6.5%, to $178.3 million during the nine months ended September 30, 2023, from $167.4 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $8.3 million, or 7.8%, to $114.8 million during the nine months ended September 30, 2023, from $106.6 million during the prior-year period. We had several offsetting increases and decreases in personnel expenses during the nine months ended September 30, 2023. Labor expenses increased $12.4 million compared to the prior-year period, partially offset by lower incentive expenses of $1.8 million, higher capitalized loan origination costs, which reduce personnel expenses, of $1.5 million, and lower recruiting fees of $0.7 million.

Occupancy. Occupancy expenses increased $0.9 million, or 5.3%, to $18.8 million during the nine months ended September 30, 2023, from $17.8 million during the prior-year period. The increase was primarily due to the growth of our state footprint and the addition of new branches since the prior-year period.

Marketing. Marketing expenses increased by $0.2 million to $11.3 million during the nine months ended September 30, 2023, from $11.1 million during the prior-year period primarily due to higher digital marketing costs of $0.2 million.

Other Expenses. Other expenses increased $1.6 million, or 4.9%, to $33.4 million during the nine months ended September 30, 2023, from $31.9 million during the prior-year period. The increase was primarily due to an increase in our investment in digital and technological capabilities of $1.9 million, compared to the prior-year period. Additionally, we often experience increases in other expenses including legal expenses, collections expense, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint. These increases were offset by a $1.0 million insurance settlement payment to us during the nine months ended September 30, 2023.

Operating Expense Ratio. Our annualized operating expense ratio decreased by 1.0% to 14.0% during the nine months ended September 30, 2023, from 15.0% during the prior-year period. Our operating expense ratio has improved as we have grown our loan portfolio and controlled expense growth.

Interest Expense. Interest expense increased $30.6 million, or 157.9%, to $50.0 million during the nine months ended September 30, 2023, compared to $19.4 million during the prior-year period. The increase was primarily due to an increase in our average cost of debt as well as an increase in the average balance of our debt facilities. The annualized average cost of debt increased 2.73% to 4.98% during the nine months ended September 30, 2023, from 2.25% during the prior-year-period. The year-over-year increase was due to an increase in variable rate funding costs, inclusive of a prior-year increase in the fair value of our interest rate caps of $13.1 million. The average balance of our debt facilities increased to $1.3 billion during the nine months ended September 30, 2023, from $1.1 billion during the prior-year period.

Income Taxes. Income taxes decreased $8.5 million, or 55.5%, to $6.8 million during the nine months ended September 30, 2023, from $15.3 million during the prior-year period. The decrease was primarily due to a $33.8 million decrease in income before income taxes compared to the prior-year period. Our effective tax rates were 22.4% and 23.8% for the nine months ended September 30, 2023 and the prior-year period, respectively. The decrease in the effective tax rate relates to an increase in discrete tax benefits, including the re-establishment of deferred tax assets for certain state net operating losses.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of September 30, 2023, we had a funded debt-to-equity ratio (debt divided by total stockholders’ equity) of 4.2 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 18.7%.

Cash and cash equivalents increased to $7.4 million as of September 30, 2023, from $3.9 million as of the prior year-end. As of September 30, 2023 and the prior year-end, we had $171.8 million and $97.6 million, respectively, of immediate availability to draw down cash from our revolving credit facilities. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $613.1 million and $555.1 million as of September 30, 2023, and the prior year-end, respectively. Our total debt was $1.4 billion as of both September 30, 2023 and the prior year-end.

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

Dividends.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for the nine months ended September 30, 2023:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 23	February 8, 2023	February 22, 2023	March 15, 2023	$0.30
2Q 23	May 3, 2023	May 24, 2023	June 14, 2023	$0.30
3Q 23	August 2, 2023	August 23, 2023	September 14, 2023	$0.30
Total				$0.90

The Board declared and paid $8.9 million of cash dividends on our common stock during the nine months ended September 30, 2023. See Note 13, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding our cash dividend following the end of the quarter.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2023 was $182.3 million, compared to $164.3 million during the prior-year period, a net increase of $18.0 million. The increase was primarily due to the growth in our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the nine months ended September 30, 2023 was $194.1 million, compared to $295.7 million during the prior-year period, a net decrease in cash used of $101.6 million. The decrease was primarily due to decreased originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities during the nine months ended September 30, 2023 was $4.5 million, compared to $99.3 million during the prior-year period, a net decrease in cash provided of $94.8 million. The net decrease in cash provided was primarily due to a decrease in the net advances on debt instruments of $115.5 million, partially offset by a decrease in the repurchases of common stock of $20.6 million.

Financing Arrangements.

Senior Revolving Credit Facility. In November 2022, we amended and restated our senior revolving credit facility to, among other things, decrease the availability under the facility from $500 million to $420 million. Our debt under the senior revolving credit facility was $131.3 million as of September 30, 2023, and the facility matures in September 2024. Excluding the receivables held by our VIEs, the senior revolving credit facility is secured by substantially all of our finance receivables and equity interests of the majority of our subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible secured finance receivables (77% of eligible finance receivables as of September 30, 2023).

In September 2022, we amended and restated our senior revolving credit facility to replace LIBOR as the benchmark rate for the calculation of interest with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a floor of not less than 0.50%, plus a 3.00% margin and a benchmark adjustment. The effective interest rate was 8.43% at September 30, 2023. We pay an unused line fee between 0.50% and 1.00% based on the outstanding balance. As of September 30, 2023, we had $135.0 million of immediate availability to draw down cash under the facility and held $7.4 million in unrestricted cash.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $102.6 million and $112.2 million as of September 30, 2023 and December 31, 2022, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that we own in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to us, which is eliminated in consolidation.

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

In September 2022, we and RMR IV amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR IV to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a margin of 2.35% and a benchmark adjustment. The effective interest rate was 8.23% at September 30, 2023. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. As of September 30, 2023, our debt under the credit facility was $3.2 million.

RMR V Revolving Warehouse Credit Facility. In September 2022, we and our wholly-owned SPE, RMR V amended and restated the credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V to extend the date at which the facility converts to an amortizing loan and the termination date to November 2022 and November 2023, respectively (October 2022 and October 2023, respectively, prior to the September 2022 amendment). Following a subsequent amendment in November 2022, the amortizing loan conversion date and termination date were extended to November 2024 and November 2025, respectively. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.75% (2.20% prior to the November 2022 amendment). The effective interest rate was 8.31% as of September 30, 2023. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. As of September 30, 2023, our debt under the credit facility was $26.6 million.

RMR VI Revolving Warehouse Credit Facility. In February 2023, we and our wholly-owned SPE, RMR VI, entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VI. The facility converts to an amortizing loan in February 2025 and terminates in February 2026. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR VI. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 2.50%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 7.93% as of September 30, 2023. RMR VI pays an unused commitment fee of 0.50%. As of September 30, 2023, our debt under the credit facility was $18.1 million.

RMR VII Revolving Warehouse Credit Facility. In April 2023, we and our wholly-owned SPE, RMR VII, entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VII. The facility converts to an amortizing loan in October 2024 and terminates in October 2025. The debt is secured by finance receivables and other related assets that we purchased from our affiliates, which we then sold and transferred to RMR VII. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 3.00%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 8.43% as of September 30, 2023. RMR VII pays an unused commitment fee ranging between 0.45% and 0.65%. As of September 30, 2023, our debt under the credit facility was $4.3 million.

RMIT 2020-1 Securitization. In September 2020, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2020-1, completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2020-1. The notes had a revolving period ending in September 2023, with a final maturity date in October 2030. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.85% as of September 30, 2023. Prior to maturity in October 2030, we may redeem the notes in full, but not in part. No payments of principal of the notes were made during the revolving period. As of September 30, 2023, our debt under the securitization was $180.2 million.

RMIT 2021-1 Securitization. In February 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-1, completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of September 30, 2023. Prior to maturity in March 2031, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period. As of September 30, 2023, our debt under the securitization was $248.9 million.

RMIT 2021-2 Securitization. In July 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-2, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of September 30, 2023. Prior to maturity in August 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period. As of September 30, 2023, our debt under the securitization was $200.2 million.

RMIT 2021-3 Securitization. In October 2021, we, our wholly-owned SPE, RMR III, and our indirect wholly-owned SPE, RMIT 2021-3, completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of September 30, 2023. Prior to maturity in October 2033, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period. As of September 30, 2023, our debt under the securitization was $125.2 million.

RMIT 2022-1 Securitization. In February 2022, we, our wholly-owned SPE, RMR III, and our indirectly wholly-owned SPE, RMIT 2022-1, completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of September 30, 2023. Prior to maturity in March 2032, we may redeem the notes in full, but not in part, at our option on any business day on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period. As of September 30, 2023, our debt under the securitization was $250.4 million.

RMIT 2022-2B Securitization. In October 2022, we, our wholly-owned SPE, RMR III, and our indirectly wholly-owned SPE, RMIT 2022-2B, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate, asset-backed notes by RMIT 2022-2B. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from us, which RMR III then sold and transferred to RMIT 2022-2B. The notes have a revolving period ending in October 2024, with a final maturity date in November 2031. RMR III sold two classes of the asset-backed notes and transferred them to RMIT 2022-2B. The $16.3 million class of fixed-rate, asset-backed notes was retained by RMR III on the closing date but may be sold in whole or in part. Borrowings under the sold notes bear interest, payable monthly, at an effective interest rate of 7.51% as of September 30, 2023. Prior to maturity in November 2031, we may redeem the sold notes in full, but not in part, at our option on any business day on or after the payment date occurring in November 2024. No payments of principal of the notes will be made during the revolving period. As of September 30, 2023, our debt under the securitization was $184.3 million.

Our debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of September 30, 2023, we were in compliance with all debt covenants.

Restricted Cash Reserve Accounts.

RMR IV Revolving Warehouse Credit Facility. The credit agreement governing the RMR IV revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of September 30, 2023, the warehouse facility cash reserve requirement totaled $0.3 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.8 million as of September 30, 2023.

RMR V Revolving Warehouse Credit Facility. The credit agreement governing the RMR V revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of September 30, 2023, the warehouse facility cash reserve requirement totaled $0.6 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $3.2 million as of September 30, 2023.

RMR VI Revolving Warehouse Credit Facility. The credit agreement governing the RMR VI revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of September 30, 2023, the warehouse facility cash reserve requirement totaled $0.2 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $1.5 million as of September 30, 2023.

RMR VII Revolving Warehouse Credit Facility. The credit agreement governing the RMR VII revolving warehouse credit facility requires that we maintain a 1% cash reserve based upon the ending finance receivables balance of the facility. As of September 30, 2023, the warehouse facility cash reserve requirement totaled $0.1 million. The warehouse facility is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $0.4 million as of September 30, 2023.

RMIT 2020-1 Securitization. As required under the transaction documents governing the RMIT 2020-1 securitization, we deposited $1.9 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $12.3 million as of September 30, 2023.

RMIT 2021-1 Securitization. As required under the transaction documents governing the RMIT 2021-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $18.9 million as of September 30, 2023.

RMIT 2021-2 Securitization. As required under the transaction documents governing the RMIT 2021-2 securitization, we deposited $2.1 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $14.6 million as of September 30, 2023.

RMIT 2021-3 Securitization. As required under the transaction documents governing the RMIT 2021-3 securitization, we deposited $1.5 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $15.1 million as of September 30, 2023.

RMIT 2022-1 Securitization. As required under the transaction documents governing the RMIT 2022-1 securitization, we deposited $2.6 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $18.8 million as of September 30, 2023.

RMIT 2022-2B Securitization. As required under the transaction documents governing the RMIT 2022-2B securitization, we deposited $2.3 million of cash proceeds into a restricted cash reserve account at closing. The securitization is supported by the expected cash flows from the underlying collateralized finance receivables. Collections are remitted to a restricted cash collection account, which totaled $15.9 million as of September 30, 2023.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. As of September 30, 2023, cash reserves for reinsurance were $0.3 million.

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of September 30, 2023 by $1.1 million.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of September 30, 2023, the interest rates on 86.6% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and three revolving warehouse credit facilities. As of September 30, 2023, the balances and key terms of the credit facilities were as follows:

Revolving Credit Facility	Balance (in thousands)	Interest Payment Frequency	Rate Type	Floor	Margin	Effective Interest Rate
Senior	$131,325	Monthly	1-month SOFR	0.50%	3.00%	8.43%
RMR IV Warehouse	3,152	Monthly	1-month SOFR	—	2.80%	8.23%
RMR V Warehouse	26,628	Monthly	Conduit	—	2.75%	8.31%
RMR VI Warehouse	18,123	Monthly	1-month SOFR	—	2.50%	7.93%
RMR VII Warehouse	4,327	Monthly	1-month SOFR	—	3.00%	8.43%
Total	$183,555

Based on the underlying rates and the outstanding balances as of September 30, 2023, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $1.8 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2023, none of the Company’s officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

REGIONAL MANAGEMENT CORP.

Date: November 3, 2023	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)