Form 10-K
period 2023-12-31
Regional Management Corp.
filed 2024-02-22
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $245,832,349 based upon the closing sale price as reported on the New York Stock Exchange. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.

As of February 20, 2024, there were 9,758,547 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

Regional Management Corp.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2023

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 1

Part I

ITEM 1. BUSINESS.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of December 31, 2023, we operated under the name “Regional Finance” online and in branch locations in 19 states across the United States, serving 538,400 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our core products are small and large installment loans. As a complement to our loan products, we offer our customers optional payment and collateral protection insurance.

•
Small Loans – We offer small installment loans with cash proceeds to customers ranging from $500 to $2,500, with terms of up to 48 months. Our small loans are typically secured by non-essential household goods and/or, to a lesser extent, a lien on a vehicle, which may be an automobile, motorcycle, boat, or all-terrain vehicle. As of December 31, 2023, we had 289,300 small loans outstanding representing $493.5 million in finance receivables, or an average of approximately $1,700 per loan. In 2023, 2022, and 2021, interest and fee income from small loans contributed $164.7 million, $160.4 million, and $150.6 million, respectively, to our total revenue.
•
Large Loans – We offer large installment loans with cash proceeds to customers ranging from $2,501 to $25,000, with terms between 18 and 60 months. Our large loans are typically secured by non-essential household goods and/or a vehicle. As of December 31, 2023, we had 246,600 large loans outstanding representing $1.3 billion in finance receivables, or an average of approximately $5,200 per loan. In 2023, 2022, and 2021, interest and fee income from large loans contributed $323.9 million, $288.5 million, and $229.9 million, respectively, to our total revenue.
•
Optional Payment and Collateral Protection Insurance Products – We offer our customers optional payment and collateral protection insurance relating to our loan products, including credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. In 2023, 2022, and 2021, insurance income, net contributed $44.5 million, $43.5 million, and $35.5 million, respectively, to our total revenue.

Through November 2022, we also offered indirect retail installment loans of up to $7,500. We ceased offering indirect retail installment loans in November 2022 to focus on growing our core loan portfolio, but we continue to own and service the loans that we previously originated. As of December 31, 2023, we had 2,500 retail loans outstanding representing $3.8 million in finance receivables, or an average of approximately $1,500 per loan.

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

The average annual percentage rate (“APR”) of our small loans originated in 2023 was 45.2%. Our large loans, which are reserved for higher credit quality customers who meet more stringent underwriting requirements than those applied to small loan applicants, had an average APR of 29.7% for loans originated in 2023. We believe that the rates on our products are significantly

Regional Management Corp. | 2023 Annual Report on Form 10-K | 2

more attractive than many other credit options available to our customers, such as payday, pawn, and title loans, which often come with APRs over 300%. Our loans are also safer and more favorably structured than loans offered by alternative financial service providers. We underwrite our loans based on an applicant’s ability to repay, whereas payday, pawn, and title loans are typically underwritten based on an ability to collect, either through access to the borrower’s bank account or by repossession and sale of collateral. We also structure our loans on a fixed-rate, fixed-term basis with fully amortizing, equal monthly installment payments that are designed to be affordable for our customers and made over an average term of 23 months and 46 months for small and large loans, respectively (for loans originated in 2023). By comparison, payday, pawn, and title loans typically have balloon payments following short terms of 14 to 60 days.

Importantly, we further differentiate ourselves from alternative financial service providers by reporting our customers’ payment performance to credit bureaus. This practice provides our customers with the opportunity to improve their credit profile by establishing a responsible payment history with us and, ultimately, to gain access to a wider range of credit options, including our own. For example, in 2023, we worked with many of our deserving customers to refinance nearly 24,000 of our customers’ small loans into large loans, representing $133.6 million in finance receivables at origination, and resulting in a decrease in these customers’ average APR from 41.8% to 30.3%. We also believe that, over time, many of our customers transition away from our company to prime sources of credit.

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

Business Model

Omni-Channel Platform. Our omni-channel platform, which includes our branches, direct mail campaigns, digital partners, and consumer website, enables us to offer a range of loan products to new, existing, and former customers throughout our markets. We began building our branch network over 30 years ago and have expanded the network to 346 branches in 19 states as of December 31, 2023. Our branch personnel market our products in a number of ways, including through customer referrals, direct telephone and mail solicitations of current and former customers, and by leveraging our direct mail program and leads generated by our digital affiliates and consumer website. Our direct mail campaigns include mailings of pre-screened convenience checks, pre-qualified offers, and invitations to apply, which enable us to market our products to millions of current and potential customers in a cost-effective manner. We have also developed our consumer website and partnered with digital lead generation sources to promote our products and facilitate loan applications and originations via the internet. We believe that our omni-channel platform provides us with a competitive advantage by giving us broad access to our existing and former customers and multiple avenues to attract new customers.

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

Integrated Branch Model with Centralized Support. Our branch network serves as the foundation of our omni-channel platform and the primary point of contact with our customers. Nearly 73% of our loan originations in 2023 were facilitated by one of our branch locations, and nearly all loans, regardless of origination channel, are serviced through our branches, allowing us to maintain frequent, in-person contact with our customers. By integrating loan origination and loan servicing at the branch level, our employees are able to maintain a relationship with our customers throughout the life of a loan. We believe this frequent-contact, relationship-driven lending model provides greater insight into potential payment difficulties, reduces credit risk, and allows us to assess the borrowing needs of our customers, better enabling us to offer them new loan products as their credit profiles and needs evolve. In recent years, we have provided our branch network with increasing levels of centralized sales, underwriting, service, collections, and administrative support, and we plan to continue our investment in and testing of centralized support in the future.

Consistent Portfolio Performance. Over the past several years, we have maintained a sharp focus on credit quality by investing in highly qualified personnel, refining underwriting practices, developing custom credit scorecards, streamlining procedures, automating underwriting decisions, and improving reporting capabilities. These investments allow us to control the credit quality of our portfolio, maintain compliance with evolving state and federal law, and react quickly whenever market dynamics may change. We have also expanded our centralized collections department and provided our branches with improved collections tools, training,

Regional Management Corp. | 2023 Annual Report on Form 10-K | 3

and incentives. While the economic environment has challenged our customers and stressed our portfolio credit performance in recent years, we believe that our customers and business model have remained resilient.

Demonstrated Organic Growth. We have grown our total finance receivables by 86.2%, from $951.2 million at December 31, 2018 to $1.8 billion at December 31, 2023, a compound annual growth rate (“CAGR”) of 13.2%. More importantly, we have grown our small loan and large loan finance receivables by 92.0%, from $920.8 million at December 31, 2018 to $1.8 billion at December 31, 2023, a CAGR of 13.9%. This receivables growth has driven a revenue increase of 79.8%, from $306.7 million in 2018 to $551.4 million in 2023, a CAGR of 12.4%. Our portfolio growth has come from expanding our geographic presence, growing our finance receivable portfolios within existing branches, and developing new products and channels, including through digital lead generation. Between 2018 and 2023, we entered ten new states, and since 2020, we have introduced new technologies and marketing strategies to enable remote loan closings and to extend the geographic reach of our branches. Historically, our branches have rapidly increased their outstanding finance receivables during the early years of operations and generally achieved profitability within 18 months of opening.

Experienced Management Team. Our executive and senior operations management teams consist of individuals experienced in installment lending and other consumer finance services. Our Chief Executive Officer has over 30 years of experience in consumer financial services, our Chief Financial Officer has over 20 years of financial services experience, and our Chief Credit Risk Officer has 20 years of financial and consumer lending experience. As of December 31, 2023, our state operations vice presidents averaged nearly 30 years of industry experience and over 10 years of service at Regional, while our associate vice presidents and district supervisors averaged over 20 years of industry experience and nearly 10 years of service with Regional. Our executive and senior operations management team members intend to leverage their experience and expertise in consumer lending to grow our business, deliver high-quality service to our customers, and carefully manage our credit risk.

Strategies

Expand Our Geographic Presence. We expect to continue to grow the receivables, revenue, and profitability of our existing branches, to open new branches within our existing geographic footprint, and to expand our operations into new states. Establishing local contact with our customers through our branch network is a key to our frequent-contact, relationship-driven lending model. We believe that there remains substantial opportunity to grow the finance receivable portfolios of our existing branches by continuing our focus on large loan originations and by cross-selling new loan products to our existing customers. During 2022, we expanded into Mississippi, Indiana, California, Louisiana, and Idaho, and we further expanded into Arizona during 2023. We anticipate that as our newer branches mature, their revenue will grow faster than our overall same-store revenue growth rate. We believe there is sufficient demand for consumer finance services to continue new branch openings in certain of the states where we currently operate, allowing us to capitalize on our existing infrastructure and experience in these markets. We also intend to explore opportunities for growth in states outside of our existing geographic footprint that enjoy favorable operating environments, and over time, we expect to have a national presence.

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

Improve Our Digital Capabilities. In order to better attract and serve customers who prefer to conduct business digitally, we make an online loan application available on our consumer website, generate customer leads through digital partners, and provide our customers with online account management capabilities. Over the past few years, we have invested heavily in our digital acquisition channel and servicing tools. For example, we rolled out an improved digital prequalification experience for our customers, including expanded integrations with existing and new digital affiliates and lead generators. We also began testing a digital origination product and channel for new customers (through which new loans can be fulfilled entirely online without intervention by our personnel), we launched an enhanced customer portal, and we deployed our mobile app. These efforts enabled us to maintain new digitally sourced volumes as a percentage of total new customer volumes at nearly 29% in 2023, compared to nearly 30% in 2022. In the future, we will continue our focus on the digital channel. We plan to expand the testing of our digital origination product and channel to new geographies and improve the customer experience. We also expect to complete enhancements to our customer portal and mobile app, allowing our customers easy access to payment functionality and additional

Regional Management Corp. | 2023 Annual Report on Form 10-K | 4

features. Our investment in our digital channel allows us to add capabilities, improve efficiencies, enhance the customer experience, and test new mechanisms for lead generation to diversify and expand our new business acquisition opportunities.

Enhance Our Products, Channels, and Services. Over time, we intend to improve our existing product offerings, to introduce new products and services, and to capture customers through new channels and partnerships. For example, in 2020, we introduced an enhanced auto-secured large loan product, through which we offer larger auto-secured loans to some of our highest credit quality customers. As of the end of 2023, this product represented $134.5 million in total portfolio. In the future, we will continue to assess new credit and non-credit products and services and expand the channels and partnerships through which we acquire customers.

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

Carefully Manage Our G&A Expenses. We have made significant investments in our business over the past several years, including by increasing our marketing spend to drive new business, expanding our branch network, hiring operations employees to service our growing finance receivable portfolio, and improving our credit, information technology, and data and analytics capabilities. However, during that time, we also remained keenly focused on driving operating leverage through the prudent management of our expenses. Between 2018 and 2023, our operating expense ratio (annualized general and administrative expenses as a percentage of average net finance receivables) decreased from 16.1% to 14.2%. As we grow our business, we will remain vigilant in our management of general and administrative expenses, with the goal of decreasing such expenses as a percentage of average net finance receivables over time.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 5

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

Small Loans. In 2023, the average originated principal balance and term for our small loans were $2,091 and 23 months, respectively. The average yield we earned on our portfolio of small loans was 35.6% in 2023. The following table sets forth the distribution of our small loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2019	2020	2021	2022	2023
Texas	39%	37%	35%	33%	30%
North Carolina	15%	17%	16%	16%	13%
Alabama	11%	11%	10%	10%	10%
All Other States	35%	35%	39%	41%	47%
Total	100%	100%	100%	100%	100%

The following table sets forth the total number of small loans, total small loan finance receivables, and average size per loan by state as of December 31, 2023.

	Number of Loans	Net Finance Receivables	Average Size Per Loan
	(In thousands)
Texas	83,040	$144,271	$1,737
North Carolina	38,173	65,507	1,716
Alabama	27,480	49,305	1,794
All Other States	140,616	234,390	1,667
Total	289,309	$493,473	$1,706

Large Loans. In 2023, our average originated principal balance and term for large loans were $5,805 and 46 months, respectively. The average yield we earned on our portfolio of large loans was 26.1% for 2023. The following table sets forth the distribution of our large loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2019	2020	2021	2022	2023
Texas	27%	29%	31%	33%	32%
North Carolina	15%	14%	15%	15%	16%
South Carolina	19%	18%	15%	12%	11%
All Other States	39%	39%	39%	40%	41%
Total	100%	100%	100%	100%	100%

The following table sets forth the total number of large loans, total large loan finance receivables, and average size per loan by state as of December 31, 2023.

	Number of Loans	Net Finance Receivables	Average Size Per Loan
	(In thousands)
Texas	71,560	$409,998	$5,729
North Carolina	43,304	209,490	4,838
South Carolina	25,938	136,713	5,271
All Other States	105,797	517,936	4,896
Total	246,599	$1,274,137	$5,167

Insurance and Ancillary Products

We also offer our customers various optional payment and collateral protection insurance products as a complement to our lending operations. Our primary insurance products include optional credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. These insurance products are optional and not a condition of the loan, and we do not sell insurance to non-borrowers. Our insurance products, including the types of products offered and their terms and

Regional Management Corp. | 2023 Annual Report on Form 10-K | 6

conditions, vary from state to state in compliance with applicable laws and regulations. Insurance policy premiums, claims, and expenses are included in our results of operations as insurance income, net in the consolidated statements of comprehensive income. In 2023, insurance income, net was $44.5 million, or 8.1% of our total revenue.

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

In addition, in select states, we offer home and auto club products that are administered and serviced through a third-party provider. The product generally provides certain automobile, home, travel, and other services and benefits to customers, including emergency towing and roadside assistance, emergency locksmith service, automobile repair reimbursement, stolen car expense benefit, automobile insurance deductible reimbursement, limited legal services, and various travel and other discounts. These products are not insurance, and therefore, they are not included in our results of operations as insurance income, net, but rather, they are included as part of revenue under other income. However, as with the optional insurance products that we offer, any customer purchasing these products acknowledges that the purchase is optional and not a condition of the loan and that the plan may be cancelled within 30 days for a full refund.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 7

The following table sets forth the net finance receivables per branch based on maturity:

Age of Branch (As of December 31, 2023)	Net Finance Receivables Per Branch as of December 31, 2023	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$3,621	—	6
Branches open one to three years	$5,782	59.7%	35
Branches open three to five years	$3,377	(41.6)%	23
Branches open five years or more	$5,212	54.3%	282
All branches	$5,120		346

The following table sets forth the average operating income contribution per branch for the year ended December 31, 2023, based on maturity of the branch.

Age of Branch (As of December 31, 2023)	Average Branch Operating Income Contribution	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$(220)	—	6
Branches open one to three years	$195	188.6%	35
Branches open three to five years	$194	(0.5)%	23
Branches open five years or more	$497	156.2%	282
All branches	$434		346

Historically, net finance receivables per branch and average branch operating income contribution have increased as our branches mature. Beginning in 2021 with our expansion to Illinois, we began to implement a lighter branch footprint strategy, pursuant to which we are leveraging our new technology and digital capabilities to service a wider geographic area in new branch locations. As a result, our new branches opened between 2021 and 2023 have on average grown their net finance receivables and operating income contribution at a faster pace than branches opened prior to 2021. As a result of this strategy, the net finance receivables per branch and the average branch operating income contribution of branches open one to three years exceed that of branches open three to five years in the tables above.

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

Human Capital

As of December 31, 2023, we had 2,081 employees. All of our employees are located within the United States, and none are covered by a collective bargaining agreement. We work diligently to attract the best talent in order to meet the current and future demands of our business, and we have demonstrated a history of investing in our workforce by offering competitive compensation, comprehensive benefits, and development opportunities. In addition, to ensure that we provide a rewarding experience for our employees, we engage independent third parties to conduct periodic employee engagement surveys, enabling us to regularly measure organizational culture and engagement and to improve upon the employee experience, which in turn drives a superior customer experience.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 8

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

Payment and Loan Servicing

We have implemented company-wide payment and loan servicing policies and procedures, which are designed to maintain consistent portfolio performance and ensure regulatory compliance. Our district supervisors, associate vice presidents, state vice presidents, and compliance and internal audit teams regularly review servicing and collection records to ensure compliance with our policies and procedures. Our centralized management information system enables regular monitoring of branch portfolio metrics by management, and the compensation opportunities of our operations employees and senior management have a significant performance component that is closely tied to credit quality, among other defined performance targets.

The responsibility for the servicing and collection of each loan generally rests with the originating branch. Borrowers who have signed up for online account access have on-demand access to their account information through Regional’s website and mobile app. In addition, borrowers may elect to receive automated, one-way text messages with information regarding their account, including payment reminders. Borrowers have the option of making payments (i) in person at a branch where they may pay by cash, check, money order, debit card, or immediate, one-time future, or recurring ACH, (ii) through our customer portal via debit card or immediate, one-time future, or recurring ACH, or (iii) by immediate or one-time future debit card or ACH over the phone. In the fourth quarter of 2023, approximately 83% (by dollar amount) of customer payments were made by debit card or ACH.

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

In the past, customers have generally been limited to two deferrals of their monthly payment in a rolling twelve-month period unless it was determined that an exception was warranted (e.g. due to a natural disaster, pandemic, or other macroeconomic stressors). For example, since 2020 (due to the COVID-19 pandemic and subsequent difficult macroeconomic environment), we have been permitting up to three deferrals in a rolling twelve-month period. We generally limit the refinancing of delinquent loans to those customers who have made recent payments and for whom we have verified current employment, and we do not charge any origination fees on the refinancing of a severely delinquent loan. We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers resolve temporary financial setbacks and repair or sustain their credit. During 2023, we refinanced approximately $16.2 million of loans that were 60 or more days contractually past due, representing approximately 1.1% of our total loan originations in 2023. As of December 31, 2023, the outstanding balance of such refinanced loans was $14.6 million, or 0.8% of finance receivables as of such date. We may also agree to settle a past-due loan by accepting less than the full principal balance owed. A settlement is only used in certain limited cases and is only offered once we have determined that we are unlikely to collect the entire outstanding balance of the loan.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 9

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

Competition

The consumer finance industry is highly fragmented, with numerous competitors. We compete with several national companies operating greater than 300 branch locations each, a handful of smaller, regionally-focused companies with between 100 and 300 branches in certain of the states in which we operate, and many independent operators with fewer than 100 branches. We believe that competition between installment consumer loan companies occurs primarily on the basis of price, breadth of loan product offerings, flexibility of loan terms offered, and the quality of customer service provided. While underbanked customers may also use alternative financial services providers, such as title lenders, payday lenders, and pawn shops, these providers’ products offer different terms and typically carry substantially higher interest rates and fees than our installment loans. Accordingly, we believe that alternative financial services providers are not an attractive option for customers who meet our underwriting standards, which are generally stricter than the underwriting standards of alternative financial services providers. Our loan products also compete with pure online lenders, peer-to-peer lenders, and issuers of non-prime credit cards.

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

State Lending Regulation. We are regulated by state agencies that regularly audit our branches and operations. In general, most state statutes establish maximum loan amounts and interest rates, as well as the types and maximum amounts of fees and insurance premiums that we may charge. These specific allowable charges vary by state. In addition, state laws regulate the keeping of books and records and other aspects of the operation of consumer finance companies, and state and federal laws regulate account collection practices. State agency approval is required to open new branches, and each of our branches is separately licensed under the laws of the state in which the branch is located. Licenses granted by the regulatory agencies in these states are subject to annual renewal and revocation for failing to comply with applicable state and federal laws and regulations. In the states in which we currently operate, licenses may be revoked only after an administrative hearing. We believe we are in compliance with state laws and regulations applicable to our lending operations in each state.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 10

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

On March 7, 2023, the CFPB provided the Company with notice (the “Notice”) that it sought to establish supervisory authority over the Company pursuant to section 1024(a)(1)(C) of the Consumer Financial Protection Act of 2010. Under that provision, the CFPB may establish supervisory authority over any non-bank covered person that it has reasonable cause to determine is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. The Company responded to the Notice by voluntarily consenting to the CFPB’s supervisory authority and entering into a Consent Agreement dated January 4, 2024 (the “Consent Agreement”). Pursuant to the Consent Agreement and related CFPB order, the CFPB will have supervisory authority over the Company for a period of two years ending January 8, 2026. The Consent Agreement does not constitute an admission by the Company that it is a nonbank covered person that is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 11

•
Military Lending Act. The Military Lending Act applies to active duty servicemembers and their covered dependents. We are prohibited from charging a borrower covered under the Military Lending Act more than a 36% Military Annual Percentage Rate, which includes certain costs associated with the loan in calculating the rate.
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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 12

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

We have experienced substantial growth in recent years, increasing the size of our finance receivable portfolio from $951.2 million at the beginning of 2019 to $1.8 billion at the end of 2023, a compound annual growth rate of 13.2%. We intend to continue our growth strategy in the future. As we increase the number of branches we operate, we will be required to find new, or relocate existing, employees to operate our branches and allocate resources to train and supervise those employees. The success of a branch depends significantly on the manager overseeing its operations and on our ability to enforce our underwriting standards and implement controls over branch operations. Recruiting suitable managers for new branches can be challenging, particularly in remote areas and in areas where we face significant competition. Furthermore, the annual turnover rate among our branch managers was approximately 23% in 2022 and 15% in 2023, and turnover rates of managers in our new branches may be similar or higher. Increasing the number of branches that we operate may divide the attention of our senior management or strain our ability to adapt our infrastructure and systems to accommodate our growth. If we are unable to promote, relocate, or recruit suitable managers, oversee their activities effectively, maintain our underwriting and loan servicing standards, and otherwise appropriately and effectively staff our branches, our delinquency and credit loss rates may increase and our overall results of operations may be adversely impacted.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 13

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

We intend to continue our growth strategy, which is based on opening and acquiring branches in existing and new markets, introducing new products and channels, and increasing the finance receivable portfolios of our existing branches. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•
the inherent uncertainty regarding general economic conditions, including the impact of recent elevated inflation and interest rates;
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

Our ability to collect on loans depends on the willingness and repayment ability of our borrowers. Any material adverse change in the effectiveness of our underwriting models, our implementation of such models (including through our loan origination software and processes), or the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in general economic, political, or social conditions, the cost of consumer goods, interest rates, natural disasters, military conflict or acts of war or terrorism, a prolonged public health crisis, epidemic, or pandemic, or other causes over which we have no control, or to changes or events affecting our borrowers such as unemployment, major medical expenses, bankruptcy, divorce, or death, would have a material adverse impact on our earnings and financial condition. Further, a substantial majority of our borrowers are non-prime borrowers who are more likely to be affected, and more severely affected, by adverse macroeconomic conditions. We cannot be certain that our credit administration personnel, policies, and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio.

Our convenience check strategy exposes us to certain risks.

A significant portion of the growth in our installment loans portfolio has been achieved through direct mail campaigns. One aspect of our direct mail campaigns involves mailing “convenience checks” to pre-screened recipients, which recipients can sign and cash or deposit, thereby agreeing to the terms of the proposed loan, which are disclosed on the front and back of the check and in the accompanying disclosures. We use convenience checks to seed new branch openings and to attract new customers to existing branches in our geographic footprint. In 2022 and 2023, loans initiated through convenience checks represented 27.2% and 27.3%, respectively, of the value of our originated installment loans. We expect that convenience checks will continue to represent a meaningful portion of our installment loan originations in the future. There are several risks associated with the use or origination of convenience checks, including the following:

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 14

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

The ability of our borrowers to make payments on their loans, as well as the prepayment experience thereon, will be affected by a variety of social and economic factors. Economic factors include interest rates, unemployment levels, gasoline prices, the availability and cost of credit (including mortgages), upward adjustments in monthly mortgage payments and rents, real estate values, the rate of inflation, and consumer perceptions of economic conditions generally. Economic conditions may also be impacted by localized weather events and environmental disasters or adverse impacts from public health crises, epidemics, or pandemics. Social factors include changes in consumer confidence levels and attitudes toward incurring debt and changing attitudes regarding the stigma of personal bankruptcy.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 15

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

Most of our loan portfolio is secured, but a significant portion of such security interests have not been and will not be perfected, which means that we cannot be certain that such security interests will be given first priority over other creditors. The lack of perfected security interests is one of several factors that may make it more difficult for us to collect on our loan portfolio. Additionally, for those of our loans that are unsecured, borrowers may choose to repay obligations under other indebtedness before repaying loans to us because such borrowers may feel that they have no collateral at risk. In addition, given the relatively small size of our loans, the costs of collecting loans may be high relative to the amount of the loan. As a result, many collection practices that are legally available, such as litigation, may be financially impracticable. Lastly, there is an inherent risk that a portion of the retail installment loans that we hold will be subject to certain claims or defenses that the borrower may assert against the originator of the contract and, by extension, us as the holder of the contract. These factors may increase our credit losses, which would have a material adverse effect on our results of operations and financial condition.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 16

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 17

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

Any concentration of our loan portfolio in a state or region may present unique risk concentrations. Our branches in Texas, North Carolina, and South Carolina accounted for 32%, 16%, and 10%, respectively, of our finance receivables as of December 31, 2023. Further, as of December 31, 2023, all of our operations were across 19 states. As a result, we are highly susceptible to adverse economic conditions in these areas. The unemployment and bankruptcy rates in some states in our footprint are among the highest in the country. High unemployment rates may reduce the number of qualified borrowers to whom we will extend loans, which would result in reduced loan originations. In addition, some geographic regions of the United States will, from time to time, experience weaker regional economic conditions and consequently will experience higher rates of loss and delinquency. A regional economy may be affected by the loss of jobs in certain industries, by state and local taxes, or by other factors. A region’s economic condition may be directly, or indirectly, adversely affected by international events such as military conflicts or wars, prolonged public health crises, epidemics, or pandemics, national events such as civil disturbances, or natural disasters such as hurricanes, wildfires, earthquakes, and other extreme conditions (including an increase in frequency of such conditions and events as a result of climate change). These events and disasters may occur in any area of the country, even places where these events are considered unlikely. In the event that a significant portion of our loan portfolio is comprised of loans owed by borrowers residing in certain jurisdictions, economic conditions, elevated bankruptcy filings, natural disasters, or other factors affecting these jurisdictions in particular could adversely impact the delinquency and default experience of our loan portfolio, and, we could experience reduced or delayed payments on outstanding loans. Conversely, an improvement in economic conditions could result in prepayments by our borrowers of their payment obligations on our loans. As a result, we may receive principal payments on the outstanding loans earlier than anticipated, which would reduce our finance receivables and the interest income earned thereon. No prediction can be made and no

Regional Management Corp. | 2023 Annual Report on Form 10-K | 18

assurance can be given as to the effect of economic conditions on the rate of delinquencies, prepayments, or losses on our loan portfolio with respect to any part of our geographic footprint.

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

We rely on certain third-party service providers. In particular, we currently rely on two key vendors to print and mail our convenience check and other offers for direct mail marketing campaigns, and on certain other third-party service providers in connection with loan underwriting, origination, and servicing. Our reliance on these third parties can expose us to certain risks. If any of our third-party service providers, including those third parties providing services in connection with loan underwriting, origination, and servicing, are unable to provide their services timely, accurately, and effectively, or at all, it could have a material adverse effect on our business, financial condition, and results of operations and cash flows.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 19

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

We rely on Amazon Web Services, Microsoft Azure, and VMWare for our computing, storage, networking, and similar services. Any disruption of or interference with our use of the Amazon Web Services, Microsoft Azure, and VMWare products and services would negatively impact our operations and adversely affect our business.

Amazon Web Services (“AWS”), Microsoft Azure, and VMWare, Inc. (“VMWare”) provide the technology infrastructure we use to run our business operations. The technology infrastructure provided includes data center hosting facilities operated by AWS and Microsoft Azure and software defined data center technologies provided by VMWare. Any disruption of or interference with our use of AWS, Microsoft Azure, or VMWare products and services would negatively impact our operations and our business would be adversely affected. If our branches or customers encounter difficulties in accessing or are unable to access our platform, we may lose customers and revenue. Due to the nature of the AWS, Microsoft Azure, and VMWare products and services provided, we are unable to easily transition from these vendors to other providers, and any such transition could require business downtime that could negatively impact our business. AWS, Microsoft Azure, and VMWare also possess broad discretion to interpret and change their terms of services and other policies that apply to us, which may be unfavorable to our business.

Our technology platforms may not meet expectations, and we may not be able to make technological improvements as quickly as some of our competitors.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products, services, and marketing channels, including the use of artificial intelligence and machine-learning solutions to interact with customers, sell products and services, and support and grow a customer base. We rely on our integrated branch network as the foundation of our omni-channel platform and the primary point of contact with our active accounts. In order to serve consumers who want to reach us over the internet, we make an online loan application available on our consumer website, and we provide our customers an online customer portal, giving them online access to their account information and an electronic payment option. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demand for convenience, as well as to create additional efficiencies in our operations. We expect that new technologies and business processes applicable to the consumer finance industry will continue to emerge, and these new technologies and business processes may be more efficient than those that we currently use. We cannot ensure that we will be able to sustain our investment in new technology, and we may not be able to effectively implement new technology-driven products and services as quickly as some of our competitors or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could cause disruptions in our operations, harm our ability to compete with our competitors, and adversely affect our business, prospects, financial condition, results of operations, and liquidity.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 20

A security breach or cyber-attack on our computer systems could interrupt or damage our operations or harm our reputation. We have implemented systems and processes designed to protect against unauthorized access to or use of personal information, and rely on encryption and authentication technology to effectively secure transmission of confidential information, including customer bank account, credit card, and other personal information. Despite the implementation of these security measures, there is no guarantee that they are adequate to safeguard against all security breaches and our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems. We may also face new or heightened risks related to remote work among certain of our employees and use of digital operations, both of which have become more common in recent years. The continued evolution and increased usage of artificial intelligence technologies may further increase our cybersecurity risks. If we were to experience a security breach or cyber-attack, we could be required to incur substantial costs and liabilities, including, among other things, the following:

•
expenses to rectify the consequences of the security breach or cyber-attack;
•
liability for stolen assets or information;
•
costs of repairing damage to our systems;
•
lost revenue and income resulting from any system downtime caused by such breach or attack;
•
increased costs of cybersecurity protection;
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

Pandemics, epidemics, and similar public health crises could adversely impact our business, liquidity, financial condition, and results of operations.

The COVID-19 pandemic resulted in economic disruption and uncertainty within the United States and created significant long-term adverse social, economic, and financial effects in the United States and globally. As a result of the COVID-19 pandemic, governmental authorities took unprecedented actions in an attempt to limit the spread of the pandemic, including social distancing requirements, stay-at-home orders, mandatory quarantines, closure of non-essential businesses, face mask mandates, and building capacity limitations. While our business was generally classified by government authorities as essential and permitted to remain open during previous government-mandated COVID-19 business closures, we were required to temporarily close our branches in the state of New Mexico for approximately a month in 2020 when the governor issued an executive order to close non-essential businesses that excluded consumer finance companies like us from the definition of “essential businesses.” We also experienced temporary closure of certain locations due to company-initiated quarantine measures. If another public health crisis, epidemic, or pandemic arises, or there is a resurgence of the COVID-19 pandemic, governmental authorities could impose new or similar restrictions to those imposed previously during the COVID-19 pandemic. If a new public health crisis emerges, we could also deem it prudent to reinstate company-initiated quarantines or other restrictions. Any such government- or company-mandated restrictions could have a material and direct adverse consequence on our business. Any negative impacts to our loan growth, collections, and delinquencies caused by a future public health crisis could adversely impact our revenues and other results of operations.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 21

During the COVID-19 pandemic, we relied more heavily on online operations for customer access. Should there be a new public health crisis, epidemic, or pandemic, or a COVID-19 resurgence, and we experience disruptions in our online operations, including our remote origination capabilities, or are unable to timely expand our remote working infrastructure in response to government or company initiated restrictions, we may be unable to timely and effectively service accounts and perform key business functions. Disruptions in our business could also result from the inability of key personnel and/or a significant portion of our workforce to fulfill their duties due to illness or restriction. We maintain business continuity plans, but there is no assurance that such plans will effectively mitigate the risks posed by any pandemic, epidemic, or similar public health crisis in the future.

The extent to which any new public health crises, epidemics, or pandemics and/or COVID-19 resurgence will ultimately impact our business and financial condition will depend on future events that are difficult to forecast, including, but not limited to, the duration and severity of the event (including as a result of waves of outbreak or variant strains), the success of actions taken to contain, treat, and prevent the pathogen, and the speed at which normal economic and operating conditions return and are sustained.

Centralized headquarters’ functions and branch operations are susceptible to disruption by catastrophic events, which could have a material adverse effect on our business, financial condition, and results of operations.

Our headquarters are in an office building located in Greer, South Carolina, a town located outside of Greenville, South Carolina. Our administrative and management processes are primarily provided to our branches from this centralized location. Our primary data center facilities are located in Northern Virginia, and our backup data centers are located in Ohio. RMC business operations could be disrupted if a catastrophic event, such as a tornado, power outage, or act of terror, affected Greenville, Greer, Northern Virginia, or Ohio, or the nearby areas. Severe weather events that could cause damage to our facilities or the prolonged loss of power that would disrupt our ability to provide services are occurring more frequently, and there is no guarantee that our facilities will avoid such a weather event. Any such catastrophic event(s) or other unexpected disruption of our headquarters or data center facilities could have a material adverse effect on our business, financial condition, and results of operations.

The “decentralized” nature of our origination and servicing creates additional risks.

We utilize a centralized branch structure in certain markets with the intent that such centralized branch service our customer base; however, we conduct significant operations through our branch offices, including key parts of the underwriting process. There can be no assurance that we will be able to attract and retain qualified personnel to perform these tasks. Inadequate staffing may result in scenarios where fraud or noncompliance with applicable law is not as readily detected, and also may result in heightened exposure to potential employee misconduct, each of which could adversely affect the quality of the loans that we originate or otherwise acquire.

Our branches also serve as an important component of our ongoing servicing and collecting processes. Except for loans originated by a centralized branch and serviced at a centralized location in certain markets, the primary responsibility for the servicing and collections process generally resides with the applicable local branch, although in the future, we may direct borrowers to remit payments through one or more lockboxes. A certain minimum level of staffing is necessary in order to ensure an adequate level of servicing and collections. For example, we seek to contact our customers soon after a loan becomes delinquent because historically, when collection efforts begin at an earlier stage of delinquency, there is a greater likelihood that the applicable personal loan will not be charged off (though there is no assurance that such historical trend will continue). Consequently, during periods of increased delinquencies, it becomes extremely important that our branches are properly staffed and trained to take appropriate action in an effort to bring delinquent balances current and ultimately avoid a loan from becoming charged off. If we are unable to attract and retain a sufficient number of qualified credit and collection personnel, it could result in increased delinquencies and credit losses on our loan portfolio.

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

As of December 31, 2023, our integrated branch network consisted of 346 branches across 19 states. With respect to our managed portfolio of loan products, during fiscal year 2023, approximately 13% (by dollar amount) of our loan payments were made by cash or check and received in branch, although in the future we may direct borrowers to remit payments through one or more

Regional Management Corp. | 2023 Annual Report on Form 10-K | 22

lockboxes. Despite a recent trend in favor of payments via electronic channels, a significant number of borrowers may continue to make payments in branches, including in cash, ACH, or by debit. While we cannot estimate the percentage of borrowers without a checking account, should one or more of the branches become unavailable for any reason for the acceptance of payments, the ability to collect payments from these borrowers who would otherwise make payments at such branch may be adversely affected. Such events could result in increased delinquencies and losses on our loan portfolio. Additionally, there can be no assurance that the number of borrowers that make cash payments or payments in person at our branches in the future will not increase over current levels. In the event that such cash payments are no longer accepted, there can be no assurance that the performance of our loan portfolio would not be adversely affected, resulting in increased delinquencies and losses on our loan portfolio.

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, financial condition, and results of operations.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. In the past, we have lost employees and candidates to competitors who have been willing to pay higher compensation. Our ability to continue to expand our operations depends on our ability to attract, train, and retain a large and growing number of qualified employees. The turnover among all of our branch employees has risen in each of our most recent fiscal years, from approximately 37% in 2019 to approximately 49% in 2023. This turnover increases our cost of operations and makes it more difficult to operate our branches. Our account executives and assistant manager roles have historically experienced high turnover. We may not be able to retain and cultivate personnel at these ranks for future promotion to branch manager. If our employee turnover rates continue to increase or remain above historical levels or if unanticipated problems arise from our high employee turnover and we are unable to readily replace such employees, our business, results of operations, financial condition, and ability to continue to expand could be adversely affected.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 23

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 24

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

We maintain an allowance for credit losses for all loans we make. To estimate the appropriate level of credit loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding; delinquency levels, roll rates, and trends; historical credit losses; our current collection patterns; and economic trends. Our methodology for establishing our allowance for credit losses is based on models (probability of default, loss given default), our historical loss experience, and estimates of future macroeconomic environments. If customer behavior changes because of economic, political, social, or other conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our credit loss allowance, our provision for credit losses may be inadequate. As of December 31, 2022, our allowance for credit losses was $178.8 million, and we had net credit losses of $181.8 million during fiscal year 2023 that related to our portfolio as of December 31, 2022. The increase in net credit losses related to the December 31, 2022 portfolio was the result of sustained macroeconomic stress on our customers related to elevated inflation and interest rates during 2023. As of December 31, 2023, our allowance for credit losses was $187.4 million. Maintaining the adequacy of our allowance for credit losses may require significant and unanticipated changes in our provisions for credit losses, which would materially affect our results of operations. Our allowance for credit losses, however, is an estimate, and if actual credit losses are materially greater than our credit loss allowance, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses.

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

As of December 31, 2023, our senior revolving credit facility was committed through September 2024 and allowed us to borrow up to $420.0 million. The amount outstanding thereunder was $195.5 million ($194.0 million of outstanding debt and $1.5 million of interest payable) as of December 31, 2023, and we had $226.0 million of unused capacity on the credit facility (subject to certain covenants and conditions) at that time. During fiscal 2023, the maximum amount of borrowings outstanding under the facility at any one time was $227.6 million. In February 2024, we extended the facility to September 2025 with $355.0 million committed. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables (other than those held by certain special purpose entities (each, an “SPE”), as described below) and equity interests of the majority of our subsidiaries. We use our senior revolving credit facility as a source of liquidity, including for working capital and

Regional Management Corp. | 2023 Annual Report on Form 10-K | 25

to fund the loans we make to our customers. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us on favorable terms or at all. In addition, we cannot be certain that we will be able to replace the senior revolving credit facility when it matures on favorable terms or at all. If any of these events occur, our business, financial condition, and results of operations could be adversely affected.

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

As of December 31, 2023, we have completed nine securitizations, and we may in the future securitize certain of our finance receivables to generate cash to originate new finance receivables or to pay our outstanding indebtedness. In such transactions, we typically convey a pool of finance receivables to a special purpose entity, which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the issuing entity issues non-recourse notes or certificates pursuant to the terms of an indenture and/or amended and restated trust agreement, which then are transferred to the special purpose entity in exchange for the finance receivables. The securities issued by the issuing entity are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we typically receive the cash proceeds from the sale of the securities issued by the issuing entity, all residual interests, if any, in the cash flows from the finance receivables after payment of the securities, and a 100% beneficial interest in the issuing entity.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 26

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

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. The Federal Reserve Board has increased interest rates materially since 2022 in an effort to combat elevated inflation. It remains uncertain what actions the Federal Reserve Board may take in 2024. Furthermore, market conditions or regulatory restrictions on interest rates we charge may prevent us from passing any increases in interest rates along to our customers. We originate finance receivables at either prevailing market rates or at statutory limits. Subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Because our large loans have longer maturities than our small loans and typically renew at a slower rate than our small loans, the rate of turnover of the loan portfolio may change as our large loans change as a percentage of our portfolio.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 27

In addition, elevated interest rates increase our cost of capital by influencing the amount of interest we pay on our senior revolving credit facility, our revolving warehouse credit facilities, or any other floating interest rate obligations that we may incur, which would increase our operating costs and decrease our operating margins. Interest payable on our senior revolving credit facility and our revolving warehouse credit facilities is variable and could increase in the future.

For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Our use of derivatives exposes us to credit and market risk.

From time to time, we may enter into derivative transactions for economic hedging purposes, such as managing our exposure to interest rate risk. By using derivative instruments, we are exposed to credit and market risk, including the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost, default risk, and the risk of insolvency or other inability of the counterparty to a particular derivative transaction to perform its obligations. For additional information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

The U.S. economy is undergoing a period of rapid change and significant uncertainty. Elevated inflation and interest rates, as well as changing U.S. consumer spending patterns are contributing to this change and uncertainty. Inflation hit a 40-year high in June 2022 at 9.1%. While the U.S. annual inflation rate was 3.4% for the twelve months ended December 31, 2023, inflation remains above the Federal Reserve Board's target of 2.0%. The Federal Reserve Board has increased rates materially since 2022 in an effort to combat elevated inflation. It remains uncertain what actions the Federal Reserve Board may take in 2024, and there is no guarantee that the Federal Reserve Board may not raise interest rates further in the future depending on economic conditions. The elevated levels of inflation and interest rates are changing lending and spending patterns, leading to fears that the U.S. is currently experiencing (or may soon experience) an economic downturn or period of slow economic growth.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 28

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 29

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 30

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 31

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

Additionally, the Dodd-Frank Act established the CFPB, as a consumer protection regulator tasked with regulating consumer financial services and products. Since its creation, the CFPB has been the subject of lawsuits challenging its authority. Currently of note, the case of Community Financial Services Association of America, Limited v. Consumer Financial Protection Bureau, which involves whether the Fifth Circuit Court of Appeals erred in holding that the statute providing funding to the CFPB violates the appropriations clause of the Constitution, is awaiting decision by the U.S. Supreme Court. There have also been legislative proposals in Congress from time to time seeking to significantly reform the CFPB’s structure, authority, and/or mandate. As a result of these judicial and legislative actions, there is, and will continue to be, uncertainty regarding the future of the CFPB and the impact on the lending markets.

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

On March 7, 2023, the CFPB provided the Company with notice that it sought to establish supervisory authority over the Company pursuant to section 1024(a)(1)(C) of the Consumer Financial Protection Act of 2010. Under that provision, the CFPB may establish supervisory authority over any non-bank covered person that it has reasonable cause to determine is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. The Company responded to the Notice by voluntarily consenting to the CFPB’s supervisory authority and entering into a Consent Agreement dated January 4, 2024. Pursuant to the Consent Agreement and related CFPB order, the CFPB will have supervisory authority over the Company for a period of two years ending January 8, 2026. Depending on how the CFPB functions and its areas of focus, including but not limited to the period of time covered by the Consent Agreement, our compliance costs could increase, our ability to respond to marketplace changes may be delayed, we may be required to alter products and services that would make them less attractive to consumers, and our ability to offer products and services profitably may be impaired.

The CFPB is also authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $6,813 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $34,065 per day for reckless violations and $1,362,567 per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials find that we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on Regional.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 32

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 33

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

Current and proposed regulations related to consumer privacy, data protection, and information security could increase our costs.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 34

There can be no assurance of our ability to declare and pay cash dividends in future periods.

On October 29, 2020, we announced that our Board of Directors (the “Board”) initiated and declared a quarterly cash dividend of $0.20 per share, which was increased by our Board to $0.25 per share on June 15, 2021 and to $0.30 per share on February 9, 2022. We intend to continue to pay a quarterly cash dividend for the foreseeable future; however, the declaration, amount, and payment of any future cash dividends on shares of our common stock will be at the discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and such other factors as our Board may deem relevant. In addition, our ability to pay cash dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior revolving credit facility. A reduction or elimination of our dividend payments in the future could have a negative effect on our stock price.

Your stock ownership may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, or otherwise.

We have approximately 985 million shares of common stock authorized but unissued, as of February 20, 2024. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board in its discretion, whether in connection with acquisitions or otherwise. Our stockholders previously approved the Regional Management Corp. 2015 Long-Term Incentive Plan (as amended and/or restated, the “2015 Plan”). As of December 31, 2023, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of our common stock that may be issued under the 2015 Plan may not exceed the sum of (a) 2,600,000 shares plus (b) any shares remaining available for the grant of awards as of the 2015 Plan effective date under the 2007 Management Incentive Plan (the “2007 Plan”) or the 2011 Stock Incentive Plan (the “2011 Plan”), plus (c) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. We have 308,182 shares available for issuance under the 2015 Plan, as of February 20, 2024. In addition, our Board may recommend in the future that our stockholders approve new stock plans. Any common stock that we issue, including under our 2015 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 35

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 36

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We recognize the importance of maintaining the security of our electronic networks, information systems, and data. We face significant and persistent cybersecurity threats, including risks heightened by the numerous geographies that we serve; our reliance on complex information networks; remote work among certain of our employees; reliance on digital operations to service certain of our customers; and our use of third-party software and services. Our vendors and customers also face cybersecurity threats. A cybersecurity incident impacting our company or any of our vendors or customers could materially adversely affect our operations and/or financial condition. To protect against and prevent cybersecurity incidents, we employ a comprehensive approach where our Board and management teams work together to oversee our cybersecurity program. We are committed to maintaining robust cybersecurity oversight, controls, and strategies that are designed to help us assess, identify, and manage cybersecurity risks.

Our Board includes members with skills and experience in cybersecurity, technology, and innovation. The Board ultimately oversees cybersecurity risks and evaluates such risks as part of our enterprise risk management (“ERM”) program. As part of our ERM processes, we utilize a formal corporate risk and governance structure that sets out the roles, responsibilities, and expectations of the various parties involved throughout our company in risk mitigation and management. The Risk Committee of the Board is responsible for approving and periodically reviewing and assessing the effectiveness of our ERM policies and procedures. The Risk Committee also assists the Board in its oversight of risks related to cybersecurity by regularly engaging with management and/or third-party consultants to assess the cyber threat landscape; evaluate our information security program; review the results of penetration testing; and analyze the design, effectiveness, and ongoing enhancement of our capabilities to monitor, prevent, and respond to cyber threats and events. The Risk Committee generally meets with management and/or third-party consultants regarding cybersecurity matters on a quarterly basis. Any material developments are reported by the Risk Committee to the Board. Further, any cybersecurity incidents deemed to have a high impact on our business are also generally reported to the Board, regardless of materiality.

Our Senior Director of Information Security (the “SDIS”), who holds a graduate degree in cybersecurity and several industry leading cybersecurity certifications, is responsible for our overall information security program including strategy, security engineering, cyber threat detection, and response. The information security team managed by our SDIS contains certified cybersecurity professionals with broad experience and expertise in cybersecurity threat assessment and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats, and regulatory compliance, among other areas. The information security team continually evaluates our cybersecurity posture, which aligns with the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) industry standard, and makes on-going investments in our networks, in addition to performing regular testing of our environment.

In addition, we engage third-party consultants to conduct evaluations of the operational effectiveness of our security controls. These consultants perform penetration testing on our cybersecurity practices and procedures on an annual basis.

Third-party risk is assessed as part of our information security program and includes risk-tiered criteria for due diligence. Contractually, data handling third parties are required to uphold all applicable rules, laws, and regulations in addition to, when applicable, notifying us of cyber security events that may negatively impact us or our data.

We also require all employees to perform annual cybersecurity training. We expect our employees to follow our company-wide policies and procedures relating to cybersecurity matters, which include policies related to IT security, remote access, multifactor authentication, use of the internet and social media, and handling of confidential information, among other items. Additionally, while we have insurance coverage in place designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise.

While we have not, as of the date of this Form 10-K, experienced a cybersecurity incident that has materially affected our business strategy, results of operations, or financial condition, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us in the future. See Item 1A. “Risk Factors” for information about our cybersecurity risks.

ITEM 2. PROPERTIES.

Our headquarters operations are located in an approximately 51,700 square foot leased facility in Greer, South Carolina, a town located outside of Greenville, South Carolina. As of February 20, 2024, each of our 343 branches, which are located in 19 states throughout the United States, is leased under a fixed-term lease agreement. Our branches have an average branch size of approximately 1,853 square feet.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 37

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 38

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “RM.”

Holders

As of February 20, 2024, there were 15 registered holders of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by those record holders, but we believe that there were approximately 3,480 beneficial owners of our common stock as of February 16, 2024.

Non-Affiliate Ownership

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates, as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders as of June 30, 2023. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is incorporated by reference in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Dividends

In October 2020, we announced that our Board initiated and declared a quarterly cash dividend program. The following table sets forth the dividends declared and paid for the periods indicated:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 23	February 8, 2023	February 22, 2023	March 15, 2023	$0.30
2Q 23	May 3, 2023	May 24, 2023	June 14, 2023	$0.30
3Q 23	August 2, 2023	August 23, 2023	September 14, 2023	$0.30
4Q 23	November 1, 2023	November 22, 2023	December 13, 2023	$0.30
Total				$1.20

On February 7, 2024, the Board declared a quarterly dividend of $0.30, payable on March 14, 2024, to stockholders of record on February 22, 2024. We currently expect that comparable quarterly cash dividends will continue to be paid in the future. We anticipate that future dividend declarations will occur in February, May, August, and November, with payment being made in March, June, September, and December.

The declaration, amount, and payment of any future cash dividends on shares of common stock will be at the discretion of our Board. Our Board may take into account general and economic conditions; our financial condition and results of operations; our available cash and current and anticipated cash needs; capital requirements; contractual, legal, tax, and regulatory restrictions and implications on the payment of cash dividends by us to our stockholders or by our subsidiaries to us; and such other factors as our Board may deem relevant. Our amended and restated senior revolving credit facility includes a provision restricting our ability to pay dividends on our common stock based upon, among other things, our interest coverage ratio and hypothetical availability under the credit facility. Likewise, certain of our credit facilities restrict certain of our wholly owned subsidiaries from paying dividends to us, subject to certain exceptions.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 39

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

The following graph shows a comparison of the cumulative total return for our common stock, the NYSE Composite Index, and the NYSE Financial Index for the five years ended December 31, 2023. The graph assumes that $100 was invested at the market close on December 31, 2018, in the common stock of the Company, the NYSE Composite Index, and the NYSE Financial Index, and data for each assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 40

ITEM 6. [RESERVED].

Regional Management Corp. | 2023 Annual Report on Form 10-K | 41

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

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of December 31, 2023, we operate under the name “Regional Finance” online and in 346 branch locations in 19 states across the United States, serving 538,400 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

• Small Loans (≤$2,500) – As of December 31, 2023, we had 289.3 thousand small installment loans outstanding, representing $493.5 million in net finance receivables. This included 148.9 thousand small loan convenience checks, representing $221.8 million in net finance receivables.

• Large Loans (>$2,500) – As of December 31, 2023, we had 246.6 thousand large installment loans outstanding, representing $1.3 billion in net finance receivables. This included 61.9 thousand large loan convenience checks, representing $194.3 million in net finance receivables.

• Retail Loans – As of December 31, 2023, we had 2.5 thousand retail purchase loans outstanding, representing $3.8 million in net finance receivables.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 42

Outlook

We continually assess the macroeconomic environment in which we operate in order to appropriately and timely adapt to current market conditions. Macroeconomic factors, including, but not limited to, inflationary pressures, interest rate trends, and impacts from current geopolitical events outside the U.S., may affect our business, liquidity, financial condition, and results of operations.

Ongoing inflationary pressures and interest rate trends have continued to create economic uncertainty. Recent geopolitical events outside of the U.S. have also contributed to volatility in U.S. markets. As inflation accelerated and geopolitical stability began to deteriorate in the fourth quarter of 2021, we began to proactively tighten our credit models. Through 2023, we have principally focused on tightening certain higher-risk, higher-rate customer segments that have been particularly adversely impacted by a more challenging economic environment.

In the fourth quarter of 2023, we undertook a sale of certain non-performing loans prior to the normal charge-off at 180 days past due. The non-performing loan sale allowed us to dispose of a distressed portion of our portfolio at an attractive price and enabled us to re-focus our personnel on earlier-stage delinquent accounts as we enter the first quarter, which historically has been our best quarter for collections. As a result of the loan sale, our net income was negatively impacted by $3.9 million in 2023, but net income will be positively impacted by between $2.0 million and $3.0 million in 2024. The loan sale impact on total revenue was a decrease of $1.9 million from revenue reversals, and the impact on the provision for credit losses was an increase of $3.1 million. The loan sale resulted in additional net credit losses of $13.9 million. Our allowance for credit losses decreased $10.8 million as a result of the loan sale.

Our allowance for credit losses was 10.6% of net finance receivables as of December 31, 2023. Our contractual delinquency as a percentage of net finance receivables was 6.9% as of December 31, 2023, down from 7.1% as of December 31, 2022. Going forward, we may experience changes to the macroeconomic assumptions within our forecast and to our credit loss performance outlook, either of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of December 31, 2023, we had $112.6 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. In addition, we had $551.5 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of December 31, 2023. We believe our liquidity position provides substantial runway to support the fundamental operations of our business and to fund future growth.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate. Average net finance receivables were $1.7 billion in 2023 and $1.5 billion in 2022. We source our loans through our branches, centrally-managed direct mail program, digital partners, and our consumer website. The majority of our loans, regardless of origination channel, are serviced through our branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers we are able to serve. We grew our state footprint from 18 to 19 states during 2023, expanding our operations to Arizona. We continue to assess our legacy branch network for clear opportunities to consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service. We plan to add additional branches in new and existing states where it is favorable for us to conduct business.

Product Mix. We are exposed to different credit risks and charge different interest rates and fees with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we may further diversify our product mix in the

Regional Management Corp. | 2023 Annual Report on Form 10-K | 43

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of December 31, 2023, representing 82% of total debt.

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

As reinsurer, we maintain restricted reserves comprised of restricted cash and restricted available-for-sale investments for life insurance claims in an amount determined by the unaffiliated insurance company. As of December 31, 2023, the restricted reserves consisted of $21.9 million of unearned premium reserves and $1.2 million of unpaid claims reserves. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 44

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 45

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables:

	Year Ended December 31,
	2023		2022		2021
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$489,698	28.6%	$450,854	29.5%	$382,544	31.5%
Insurance income, net	44,529	2.6%	43,502	2.8%	35,482	2.9%
Other income	17,172	1.0%	12,831	0.8%	10,325	0.9%
Total revenue	551,399	32.2%	507,187	33.1%	428,351	35.3%
Expenses
Provision for credit losses	220,034	12.9%	185,115	12.1%	89,015	7.3%

Personnel	156,872	9.2%	141,243	9.2%	119,833	9.9%
Occupancy	25,029	1.5%	23,809	1.6%	24,126	2.0%
Marketing	15,774	0.9%	15,378	1.0%	14,405	1.2%
Other	45,444	2.6%	42,098	2.7%	37,150	3.0%
Total general and administrative	243,119	14.2%	222,528	14.5%	195,514	16.1%

Interest expense	67,463	3.9%	34,223	2.2%	31,349	2.6%
Income before income taxes	20,783	1.2%	65,321	4.3%	112,473	9.3%
Income taxes	4,825	0.3%	14,097	1.0%	23,786	2.0%
Net income	$15,958	0.9%	$51,224	3.3%	$88,687	7.3%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

Comparison of December 31, 2023, Versus December 31, 2022

The following discussion and table describe the changes in finance receivables by product type:

• Small Loans (≤$2,500) – Small loans outstanding increased by $11.9 million, or 2.5%, to $493.5 million at December 31, 2023, from $481.6 million at December 31, 2022. The increase was due to the growth of receivables in branches opened during 2022 and 2023, partially offset by credit tightening for disciplined growth and the transition of small loan customers to large loans.

• Large Loans (>$2,500) – Large loans outstanding increased by $66.0 million, or 5.5%, to $1.3 billion at December 31, 2023, from $1.2 billion at December 31, 2022. The increase was due to the growth of receivables in branches opened during 2022 and 2023 and from the transition of small loan customers to large loans, partially offset by credit tightening for disciplined growth.

• Retail Loans – Retail loans outstanding decreased $5.8 million, or 60.4%, to $3.8 million at December 31, 2023, from $9.6 million at December 31, 2022. We ceased accepting applications for our retail loan product offering as of November 2022 to focus on growing our core loan portfolio.

	Net Finance Receivables by Product
Dollars in thousands	December 31, 2023	December 31, 2022	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$493,473	$481,605	$11,868	2.5%
Large loans	1,274,137	1,208,185	65,952	5.5%
Retail loans	3,800	9,603	(5,803)	(60.4)%
Total net finance receivables	$1,771,410	$1,699,393	$72,017	4.2%
Number of branches at period end	346	345	1	0.3%
Net finance receivables per branch	$5,120	$4,926	$194	3.9%

Regional Management Corp. | 2023 Annual Report on Form 10-K | 46

Comparison of the Year Ended December 31, 2023, Versus the Year Ended December 31, 2022

Net Income. Net income decreased $35.3 million, or 68.8%, to $16.0 million in 2023, from $51.2 million in 2022. The decrease was due to increases in provision for credit losses of $34.9 million, interest expense of $33.2 million, and general and administrative expenses of $20.6 million, partially offset by an increase in revenue of $44.2 million and a decrease in income taxes of $9.3 million.

Revenue. Total revenue increased $44.2 million, or 8.7%, to $551.4 million in 2023, from $507.2 million in 2022. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $38.8 million, or 8.6%, to $489.7 million in 2023, from $450.9 million in 2022. The increase was due to an 11.8% increase in average net finance receivables, offset by a 0.9% decrease in average yield. Interest accrual reversals of charged-off loans from the 2023 and 2022 loan sales increased 2023 interest and fee income by $0.1 million on a net basis. Interest accrual reversal of charged-off loans from the 2022 loan sale decreased interest and fee income by $1.9 million and average yield by 10 basis points in 2022.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Year Ended			Average Yields for the Year Ended
Dollars in thousands	December 31, 2023	December 31, 2022	YoY % Inc (Dec)	December 31, 2023	December 31, 2022	YoY % Inc (Dec)
Small loans	$462,116	$456,141	1.3%	35.6%	35.2%	0.4%
Large loans	1,242,529	1,063,365	16.8%	26.1%	27.1%	(1.0)%
Retail loans	6,522	10,737	(39.3)%	17.3%	17.9%	(0.6)%
Total interest and fee yield	$1,711,167	$1,530,243	11.8%	28.6%	29.5%	(0.9)%

Total originations decreased to $1.5 billion in 2023, from $1.6 billion in 2022, due to credit-tightening actions and the re-allocation of labor to collections in 2023. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Year Ended
Dollars in thousands	December 31, 2023	December 31, 2022	YoY $ Inc (Dec)	YoY % Inc (Dec)
Small loans	$606,412	$653,155	$(46,743)	(7.2)%
Large loans	928,499	979,557	(51,058)	(5.2)%
Retail loans	146	8,596	(8,450)	(98.3)%
Total loans originated	$1,535,057	$1,641,308	$(106,251)	(6.5)%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Small loans	$2,101	$2,123	$28	$4,252
Large loans	48,611	(11,322)	(1,907)	35,382
Retail loans	(753)	(60)	23	(790)
Product mix	3,346	(3,673)	327	—
Total increase in interest and fee income	$53,305	$(12,932)	$(1,529)	$38,844

Insurance Income, Net. Insurance income, net increased $1.0 million, or 2.4%, to $44.5 million in 2023, from $43.5 million in 2022. In both 2023 and 2022, personal property insurance premiums represented the largest component of aggregate earned insurance premiums, and life insurance claims expense represented the largest component of direct insurance expenses.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 47

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Year Ended
Dollars in thousands	December 31, 2023	December 31, 2022	YoY $ B(W)	YoY % B(W)
Earned premiums	$59,830	$60,190	$(360)	(0.6)%
Claims, reserves, and certain direct expenses	(15,301)	(16,688)	1,387	8.3%
Insurance income, net	$44,529	$43,502	$1,027	2.4%

Earned premiums during 2023 decreased by $0.4 million, and claims, reserves, and certain direct expenses decreased by $1.4 million compared to 2022. The decrease in earned premiums was primarily due to fewer active policies. The decrease in claims, reserves, and certain direct expenses was primarily due to a decrease in claims reserves.

Other Income. Other income increased $4.3 million, or 33.8%, to $17.2 million in 2023, from $12.8 million in 2022, primarily due to increases in interest income from cash reserves and investment income from securities of $3.7 million and $0.5 million, respectively.

Provision for Credit Losses. Our provision for credit losses increased $34.9 million, or 18.9%, to $220.0 million in 2023, from $185.1 million in 2022. The increase was due to an increase in net credit losses of $45.8 million, partially offset by a lower build in the allowance for credit losses of $10.9 million compared to 2022. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the years ended December 31, 2023, and December 31, 2022, we built the allowance for credit losses by $8.6 million (inclusive of a $10.8 million release associated with the loan sale during 2023 and a $9.3 million reserve build for the back-book portfolio) and $19.5 million (inclusive of a $11.8 million release associated with the loan sale during 2022), respectively. Loan loss reserves increased due to portfolio growth and a higher reserve rate which resulted in a net increase in the reserve. The allowance for credit losses as a percentage of finance receivables increased to 10.6% as of December 31, 2023, from 10.5% as of December 31, 2022 due to changes in estimated future macroeconomic impacts on credit losses, including increasing the reserve rate for loans originated in our back-book portfolio. We define "back book" as loans originated in the four quarters from the fourth quarter of 2021 through the third quarter of 2022 and the associated delinquent renewals for all loans originated prior to the fourth quarter of 2022. See Note 4, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our allowance for credit losses.

Net Credit Losses. Net credit losses increased $45.8 million, or 27.7%, to $211.4 million in 2023, from $165.6 million in 2022. The increase was primarily due to higher average net finance receivables and the macroeconomic environment, partially offset by the net impact of the 2022 and 2023 loan sales. Net credit losses as a percentage of average net finance receivables were 12.4% in 2023, compared to 10.8% in 2022. The 2022 and 2023 loan sales resulted in a net increase of 10 basis points to our 2023 net credit loss ratio. The 2022 loan sale increased our net credit loss ratio by 80 basis points in 2022.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables improved to 6.9% as of December 31, 2023, from 7.1% as of December 31, 2022. Both years ended 2023 and 2022 were inclusive of 90 basis point reductions in contractual delinquency resulting from the sale of certain non-performing loans.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 48

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	December 31, 2023		December 31, 2022
Current	$1,493,341	84.3%	$1,431,502	84.2%
1 to 29 days past due	155,196	8.8%	148,048	8.7%
Delinquent accounts:
30 to 59 days	34,756	1.9%	36,208	2.2%
60 to 89 days	31,212	1.8%	31,352	1.8%
90 to 119 days	27,107	1.5%	24,293	1.4%
120 to 149 days	15,317	0.9%	16,257	1.0%
150 to 179 days	14,481	0.8%	11,733	0.7%
Total contractual delinquency	$122,873	6.9%	$119,843	7.1%
Total net finance receivables	$1,771,410	100.0%	$1,699,393	100.0%

	Contractual Delinquency by Product
Dollars in thousands	December 31, 2023		December 31, 2022
Small loans	$42,151	8.5%	$43,703	9.1%
Large loans	80,136	6.3%	75,349	6.2%
Retail loans	586	15.4%	791	8.2%
Total contractual delinquency	$122,873	6.9%	$119,843	7.1%

General and Administrative Expenses. Our general and administrative expenses increased $20.6 million, or 9.3%, to $243.1 million in 2023 from $222.5 million in 2022. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $15.6 million, or 11.1%, to $156.9 million in 2023, from $141.2 million in 2022. We had several offsetting increases and decreases in personnel expenses during 2023. Labor expenses and incentive costs increased $14.9 million and $1.7 million, respectively, compared to 2022. Additionally, 2023 included reduction in force expenses of $1.7 million. These increases were partially offset by lower recruiter fees and relocation expenses of $0.7 million and $0.3 million, respectively, compared to 2022. Capitalized loan origination costs, which reduce personnel expenses, increased by $1.5 million compared to 2022.

Occupancy. Occupancy expenses increased $1.2 million, or 5.1%, to $25.0 million in 2023, from $23.8 million in 2022. The increase was primarily due to the growth of our state footprint and the addition of new branches since 2022.

Marketing. Marketing expenses increased $0.4 million, or 2.6%, to $15.8 million in 2023, from $15.4 million in 2022 primarily due to higher digital marketing costs of $0.3 million.

Other Expenses. Other expenses increased $3.3 million, or 7.9%, to $45.4 million in 2023, from $42.1 million in 2022, primarily due to increased investment in digital and technological capabilities of $2.4 million. Additionally, we often experience increases in other expenses including legal expenses, collections expense, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our operating expense ratio decreased by 0.3% to 14.2% during 2023, from 14.5% during 2022. Our operating expense ratio has improved as we have grown our loan portfolio and controlled expense growth.

Interest Expense. Interest expense increased $33.2 million, or 97.1%, to $67.5 million in 2023, compared to $34.2 million in 2022. The increase was primarily due to an increase in our average cost of debt as well as an increase in the average balance of our debt facilities. The average cost of debt increased to 5.00% in 2023, from 2.89% in 2022. The year-over-year increase was due to an increase in variable rate funding costs, inclusive of a prior-year increase in the fair value of our interest rate caps of $13.1 million. The average balance of our debt facilities increased to $1.3 billion in 2023, from $1.2 billion in 2022.

Income Taxes. Income taxes decreased $9.3 million, or 65.8%, to $4.8 million in 2023, from $14.1 million in 2022. The decrease was primarily due to a $44.5 million decrease in income before taxes compared to 2022. Our effective tax rate increased to 23.2% in 2023, compared to 21.6% in 2022. Fiscal 2023 was impacted by discrete tax deficiencies from the exercise and vesting of share-based awards. The effective tax rate for 2022 was impacted by the tax benefits from the exercise and vesting of share-based awards and a research and development tax credit.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 49

Comparison of the Year Ended December 31, 2022, Versus the Year Ended December 31, 2021

For a comparison of our results of operations for the years ended December 31, 2022 and December 31, 2021, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (which was filed with the Securities and Exchange Commission on February 24, 2023), which is incorporated by reference herein.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of December 31, 2023, we had a funded debt-to-equity ratio (debt divided by total stockholders’ equity) of 4.3 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 18.0%.

Cash and cash equivalents increased to $4.5 million as of December 31, 2023, from $3.9 million as of December 31, 2022. As of December 31, 2023 and December 31, 2022 we had $108.1 million and $97.6 million, respectively, of immediate availability to draw down cash from our revolving credit facilities. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $551.5 million and $555.1 million as of December 31, 2023 and December 31, 2022, respectively. Our total debt was $1.4 billion as of both December 31, 2023 and the prior year-end.

A summary of the future material financial obligations requiring repayments as of December 31, 2023 is as follows:

	Future Material Financial Obligations by Period
Dollars in thousands	Next Twelve Months	Beyond Twelve Months	Total
Principal payments on debt obligations	$441,290	$954,733	$1,396,023
Interest payments on debt obligations	59,250	66,154	125,404
Operating lease obligations	9,681	33,285	42,966
Total	$510,221	$1,054,172	$1,564,393

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving period maturities of our securitizations and warehouse credit facilities as of December 31, 2023 (each as described below within “Financing Arrangements”) range from February 2024 to September 2026. As of December 31, 2023, we did not exercise our right to redeem the notes of our RMIT 2020-1 securitization, for which the revolving period ended in September 2023. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future. See Note 19, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for information regarding the amendment of the senior revolving credit facility following the end of the fiscal year.

Dividends.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for 2023:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 23	February 8, 2023	February 22, 2023	March 15, 2023	$0.30
2Q 23	May 3, 2023	May 24, 2023	June 14, 2023	$0.30
3Q 23	August 2, 2023	August 23, 2023	September 14, 2023	$0.30
4Q 23	November 1, 2023	November 22, 2023	December 13, 2023	$0.30
Total				$1.20

Regional Management Corp. | 2023 Annual Report on Form 10-K | 50

The Board declared and paid $11.9 million of cash dividends on our common stock during 2023. See Note 19, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for information regarding our quarterly cash dividend following the end of the year.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities in 2023 was $249.2 million, compared to $224.3 million provided by operating activities in 2022, an increase of $24.8 million. The increase was primarily due to the growth of our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities in 2023 was $278.7 million, compared to $447.3 million in 2022, a decrease of $168.6 million. The decrease was primarily due to decreased originations of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities in 2023 was $26.4 million, compared to $205.6 million in 2022, a decrease of $179.1 million. The decrease in cash provided was the result of a decrease in net advances on debt instruments of $202.5 million, partially offset by a decrease in the repurchases of common stock of $20.6 million and a decrease in payments for debt issuance costs of $2.9 million.

Financing Arrangements and Restricted Cash Reserve Accounts.

As of December 31, 2023, we have five credit facilities outstanding and, from time to time, engage in the private offering and sale of asset-backed notes. We had $108.1 million and $97.6 million of immediate availability to draw down cash from our revolving credit facilities as of December 31, 2023 and December 31, 2022, respectively. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated variable interest entities (each, a “VIE”) for asset-backed financing transactions. Our debt arrangements described below, other than our senior revolving credit facility, are issued by each of our Regional Management Receivables (“RMR”) and Regional Management Issuance Trust (“RMIT”) SPEs, which are considered VIEs under GAAP. These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $109.9 million and $112.2 million as of December 31, 2023 and December 31, 2022, respectively. Our debt arrangements also contain various debt covenants. We were in compliance with all such debt covenants as of December 31, 2023.

Revolving Credit Facilities. The following is a summary of our revolving credit facilities as of December 31, 2023:

Dollars in thousands	Capacity	Debt Balance	Effective Interest Rate	Facility Cash Reserve Requirement	Restricted Cash Collection	Maturity Date
Senior (1)	$420,000	$195,462	8.44%			Sep 2024
RMR IV warehouse	$125,000	$3,197	8.24%	$253	$2,071	May 2026
RMR V warehouse	$100,000	$26,718	8.34%	$524	$4,288	Nov 2025
RMR VI warehouse	$75,000	$15,953	7.94%	$198	$1,621	Feb 2026
RMR VII warehouse	$75,000	$4,216	8.44%	$52	$487	Oct 2025

(1) See Note 19, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for information regarding the amendment of this facility following the end of the fiscal year.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 51

Securitizations. The following is a summary of our securitizations as of December 31, 2023:

Dollars in thousands	Issue Amount	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Revolving Period Maturity	Final Maturity Date
RMIT 2020-1	$180,000	$145,290	2.97%	$1,875	$12,050	Sep 2023	Oct 2030
RMIT 2021-1	$248,700	$248,916	2.08%	$2,604	$20,812	Feb 2024	Mar 2031
RMIT 2021-2	$200,000	$200,192	2.30%	$2,083	$15,555	Jul 2026	Aug 2033
RMIT 2021-3	$125,000	$125,202	3.88%	$1,471	$15,866	Sep 2026	Oct 2033
RMIT 2022-1	$250,000	$250,374	3.59%	$2,646	$20,327	Feb 2025	Mar 2032
RMIT 2022-2B (1)	$200,000	$184,295	7.51%	$2,326	$16,790	Oct 2024	Nov 2031
(1) RMR III retained $16.3 million of Class C fixed-rate, asset-backed notes that may be sold in whole or in part on the closing date.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. These reserves are comprised of restricted cash and restricted available-for-sale investments, which totaled $0.3 million and $22.7 million, respectively, as of December 31, 2023.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 52

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of December 31, 2023 by $1.2 million.

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

Regulatory Developments.

On March 7, 2023, the CFPB provided us with the Notice seeking to establish supervisory authority over us pursuant to section 1024(a)(1)(C) of the Consumer Financial Protection Act of 2010. Under that provision, the CFPB may establish supervisory authority over any non-bank covered person that it has reasonable cause to determine is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. We responded to the Notice by voluntarily consenting to the CFPB’s supervisory authority and entering into the Consent Agreement dated January 4, 2024. Pursuant to the Consent Agreement and related CFPB order, the CFPB will have supervisory authority over us for a period of two years ending January 8, 2026. The Consent Agreement does not constitute an admission by us that we are a nonbank covered person who is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. See “Government Regulation” in Part I, Item 1 “Business” and “Risks Related to Regulation and Legal Proceedings” in Part I, Item 1A “Risk Factors” for a further discussion of the regulation and regulatory risks to which we are subject.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 53

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of December 31, 2023, the interest rates on 82% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and multiple revolving warehouse credit facilities. As of December 31, 2023, the balances and key terms of the credit facilities were as follows:

Revolving Credit Facility	Balance (in thousands)	Interest Payment Frequency	Rate Type	Floor	Margin	Effective Interest Rate
Senior	$195,462	Monthly	1-month SOFR	0.50%	3.00%	8.44%
RMR IV warehouse	3,197	Monthly	1-month SOFR	—	2.80%	8.24%
RMR V warehouse	26,718	Monthly	Conduit	—	2.75%	8.34%
RMR VI warehouse	15,953	Monthly	1-month SOFR	—	2.50%	7.94%
RMR VII warehouse	4,216	Monthly	1-month SOFR	—	3.00%	8.44%
Total	$245,546

Based on the underlying rates and the outstanding balances as of December 31, 2023, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $2.5 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 54

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Regional Management Corp.

Index to Consolidated Financial Statements

Fiscal Year Ended December 31, 2023

Regional Management Corp. | 2023 Annual Report on Form 10-K | 55

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Regional Management Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Management Corp. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes to consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses — Refer to Notes 2 and 4 to the consolidated financial statements

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

The Company selected a pool Probability of Default (“PD”) / Loss Given Default (“LGD”) model to estimate its base allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical net finance receivables are tracked over the term of the pools to identify the incidences of loss (PDs) and the average severity of losses (LGDs). To enhance the precision of the allowance for credit loss estimate, the Company evaluates its finance receivable portfolio on a pool basis and segments each pool of finance receivables with similar credit risk characteristics. As part of its evaluation, the Company considers loan portfolio characteristics such as product type, loan size, loan term, internal or external credit scores, delinquency status, geographical location, and vintage. Based on analysis of historical loss experience, the Company selected the following segmentation: product type, Fair Isaac Corporation (“FICO”) score, and delinquency status.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 56

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for credit losses included the following, among others:

•
We tested the design and operating effectiveness of the relevant controls related to (i) selection of the macroeconomic forecasts, (ii) execution and monitoring of the PD/LGD model, (iii) adjustments made to the historical loss experience for qualitative factors, and (iv) overall calculation and disclosure of the allowance for credit losses.
•
We used credit specialists to assist us in (i) evaluating the reasonableness of the PD/LGD model and relevant assumptions, and (ii) evaluating the reasonableness of design, theory, and logic of the model for estimating expected credit losses.
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

February 22, 2024

We have served as the Company’s auditor since 2022.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 57

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Regional Management Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Regional Management Corp. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 22, 2024

Regional Management Corp. | 2023 Annual Report on Form 10-K | 58

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Regional Management Corp. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity and cash flows of Regional Management Corp. and its subsidiaries (the Company) for the year ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from October 2, 2007 through March 4, 2022.

Raleigh, North Carolina

March 4, 2022

Regional Management Corp. | 2023 Annual Report on Form 10-K | 59

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2023 and 2022

(in thousands, except par value amounts)

	2023	2022
Assets
Cash	$4,509	$3,873
Net finance receivables	1,771,410	1,699,393
Unearned insurance premiums	(47,892)	(51,008)
Allowance for credit losses	(187,400)	(178,800)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,536,118	1,469,585
Restricted cash	124,164	127,926
Lease assets	34,303	34,521
Restricted available-for-sale investments	22,740	20,416
Intangible assets	15,846	12,122
Property and equipment	13,787	14,526
Deferred tax assets, net	13,641	13,810
Other assets	29,419	28,208
Total assets	$1,794,527	$1,724,987
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,399,814	$1,355,359
Unamortized debt issuance costs	(4,578)	(9,512)
Net debt	1,395,236	1,345,847
Accounts payable and accrued expenses	40,442	33,795
Lease liabilities	36,576	36,712
Total liabilities	1,472,254	1,416,354
Commitments and contingencies (Notes 7, 17, and 18)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,566 shares issued and 9,759 shares outstanding at December 31, 2023 and 14,330 shares issued and 9,523 shares outstanding at December 31, 2022)	1,457	1,433
Additional paid-in capital	121,752	112,384
Retained earnings	349,579	345,545
Accumulated other comprehensive loss	(372)	(586)
Treasury stock (4,807 shares at December 31, 2023 and 2022)	(150,143)	(150,143)
Total stockholders’ equity	322,273	308,633
Total liabilities and stockholders’ equity	$1,794,527	$1,724,987

Regional Management Corp. | 2023 Annual Report on Form 10-K | 60

The following table presents the assets and liabilities of our consolidated variable interest entities:

	2023	2022
Assets
Cash	$378	$439
Net finance receivables	1,278,568	1,296,078
Allowance for credit losses	(133,207)	(134,708)
Restricted cash	123,899	126,017
Other assets	2,880	1,706
Total assets	$1,272,518	$1,289,532
Liabilities
Net debt	$1,200,380	$1,199,404
Accounts payable and accrued expenses	218	167
Total liabilities	$1,200,598	$1,199,571

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 61

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2023, 2022, and 2021

(in thousands, except per share amounts)

	2023	2022	2021
Revenue
Interest and fee income	$489,698	$450,854	$382,544
Insurance income, net	44,529	43,502	35,482
Other income	17,172	12,831	10,325
Total revenue	551,399	507,187	428,351
Expenses
Provision for credit losses	220,034	185,115	89,015

Personnel	156,872	141,243	119,833
Occupancy	25,029	23,809	24,126
Marketing	15,774	15,378	14,405
Other	45,444	42,098	37,150
Total general and administrative expenses	243,119	222,528	195,514

Interest expense	67,463	34,223	31,349
Income before income taxes	20,783	65,321	112,473
Income taxes	4,825	14,097	23,786
Net income	$15,958	$51,224	$88,687
Net income per common share:
Basic	$1.70	$5.51	$8.84
Diluted	$1.66	$5.30	$8.33
Weighted-average common shares outstanding:
Basic	9,398	9,296	10,034
Diluted	9,593	9,656	10,643

Other comprehensive income (loss), net of tax:
Unrealized income (loss) on restricted available-for-sale investments	271	(742)	—
Other comprehensive income (loss), before tax	271	(742)	—
Income taxes related to items of other comprehensive income (loss)	(57)	156	—
Other comprehensive income (loss), net of tax	214	(586)	—
Total comprehensive income	$16,172	$50,638	$88,687

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 62

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2023, 2022, and 2021

(in thousands)

	Year Ended December 31, 2023
					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2022	14,330	$1,433	$112,384	$345,545	$(586)	$(150,143)	$308,633
Cash dividends	—	—	—	(11,924)	—	—	(11,924)
Issuance of restricted stock awards	322	32	(32)	—	—	—	—
Exercise of stock options	18	2	287	—	—	—	289
Shares withheld related to net share settlement	(104)	(10)	(2,642)	—	—	—	(2,652)
Share-based compensation	—	—	11,755	—	—	—	11,755
Net income	—	—	—	15,958	—	—	15,958
Other comprehensive income	—	—	—	—	214	—	214
Balance, December 31, 2023	14,566	$1,457	$121,752	$349,579	$(372)	$(150,143)	$322,273

	Year Ended December 31, 2022
					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2021	14,157	$1,416	$104,745	$306,105	$—	$(129,530)	$282,736
Cash dividends	—	—	—	(11,784)	—	—	(11,784)
Issuance of restricted stock awards	224	22	(22)	—	—	—	—
Exercise of stock options	61	6	—	—	—	—	6
Repurchase of common stock	—	—	—	—	—	(20,613)	(20,613)
Shares withheld related to net share settlement	(112)	(11)	(3,107)	—	—	—	(3,118)
Share-based compensation	—	—	10,768	—	—	—	10,768
Net income	—	—	—	51,224	—	—	51,224
Other comprehensive loss	—	—	—	—	(586)	—	(586)
Balance, December 31, 2022	14,330	$1,433	$112,384	$345,545	$(586)	$(150,143)	$308,633

Regional Management Corp. | 2023 Annual Report on Form 10-K | 63

	Year Ended December 31, 2021
					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2020	13,851	$1,385	$105,483	$227,343	$—	$(62,088)	$272,123
Cash dividends	—	—	—	(9,925)	—	—	(9,925)
Issuance of restricted stock awards	219	22	(22)	—	—	—	—
Exercise of stock options	453	46	—	—	—	—	46
Repurchase of common stock	—	—	—	—	—	(67,442)	(67,442)
Shares withheld related to net share settlement	(366)	(37)	(8,196)	—	—	—	(8,233)
Share-based compensation	—	—	7,399	—	—	—	7,399
Short-swing profit disgorgement	—	—	81	—	—	—	81
Net income	—	—	—	88,687	—	—	88,687
Balance, December 31, 2021	14,157	$1,416	$104,745	$306,105	$—	$(129,530)	$282,736

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 64

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022, and 2021

(in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$15,958	$51,224	$88,687
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	220,034	185,115	89,015
Depreciation and amortization	14,634	12,689	11,653
Amortization of deferred originations fees and costs	(14,644)	(15,843)	(15,776)
Loss on disposal of property and equipment	867	143	161
Share-based compensation	11,755	10,768	7,399
Fair value adjustment on interest rate caps	—	—	(2,721)
Deferred income taxes, net	112	4,766	(4,299)
Changes in operating assets and liabilities:
Increase (decrease) in unearned insurance premiums	(3,116)	3,171	13,292
(Increase) decrease in lease assets	218	(5,800)	(1,605)
Increase in other assets	(4,144)	(13,271)	(8,443)
Increase (decrease) in accounts payable and accrued expenses	7,628	(14,642)	10,153
Increase (decrease) in lease liabilities	(136)	6,012	1,499
Net cash provided by operating activities	249,166	224,332	189,015
Cash flows from investing activities:
Originations of finance receivables	(1,544,948)	(1,643,537)	(1,452,634)
Repayments of finance receivables	1,280,134	1,228,495	1,104,437
Purchases of intangible assets	(7,378)	(5,534)	(3,273)
Purchases of property and equipment	(4,692)	(5,874)	(3,588)
Purchase of restricted available-for-sale investments	(5,900)	(23,974)	—
Proceeds from sale of restricted available-for-sale investments	—	3,130	—
Proceeds from maturities of restricted available-for-sale investments	4,061	—	—
Net cash used in investing activities	(278,723)	(447,294)	(355,058)
Cash flows from financing activities:
Advances on revolving credit facilities	1,645,346	1,832,412	1,901,870
Payments on revolving credit facilities	(1,566,736)	(1,910,717)	(1,985,601)
Advances on securitizations	—	433,720	573,700
Payments on securitizations	(34,890)	(109,228)	(150,857)
Payments for debt issuance costs	(2,769)	(5,656)	(8,907)
Taxes paid related to net share settlement of equity awards	(2,923)	(2,993)	(9,951)
Short-swing profit disgorgement	—	—	81
Cash dividends	(11,886)	(11,353)	(9,537)
Repurchases of common stock	—	(20,613)	(67,442)
Proceeds from exercise of stock options	289	—	—
Net cash provided by financing activities	26,431	205,572	243,356
Net change in cash and restricted cash	(3,126)	(17,390)	77,313
Cash and restricted cash at beginning of period	131,799	149,189	71,876
Cash and restricted cash at end of period	$128,673	$131,799	$149,189
Supplemental cash flow information:
Interest paid	$60,083	$40,475	$29,428
Income taxes paid	$3,050	$26,963	$23,077
Operating leases paid	$10,193	$9,071	$9,729
Non-cash lease assets and liabilities acquired	$8,084	$13,493	$9,717

Regional Management Corp. | 2023 Annual Report on Form 10-K | 65

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash	$4,509	$3,873	$10,507
Restricted cash	124,164	127,926	138,682
Total cash and restricted cash	$128,673	$131,799	$149,189

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 66

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Regional Management Corp. (the “Company”) was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering small loans, large loans, and related payment and collateral protection insurance products. The Company formerly offered retail loans but ceased accepting applications for retail loan products effective November 2022. The Company continues to own and service its existing portfolio of retail loans. As of December 31, 2023, the Company operated under the name “Regional Finance” online and in branch locations in 19 states across the United States.

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

Variable interest entities: The Company transfers pools of loans to wholly owned, bankruptcy-remote, special purpose entities (each, an “SPE”) to secure debt for general funding purposes. These entities have the limited purpose of acquiring finance receivables, in addition to holding and making payments on the related debts. Assets transferred to each SPE are legally isolated from the Company and its affiliates, as well as the claims of the Company’s and its affiliates’ creditors. Further, the assets of each SPE are owned by such SPE and are not available to satisfy the debts or other obligations of the Company or any of its affiliates. The Company continues to service the finance receivables transferred to the SPEs. The lenders and investors in the debt issued by the SPEs generally only have recourse to the assets of the SPEs and do not have recourse to the general credit of the Company.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 67

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

Recent accounting pronouncements: In March 2022, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) 2022-02, eliminating the accounting for troubled debt restructurings (each, a “TDR”) by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendment also requires disclosure of gross credit losses by year of origination for finance receivables. The amendments in this update are effective for annual and interim periods beginning after December 15, 2022. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses.

The Company adopted the new standard on January 1, 2023 and elected to apply the new measurement and recognition guidance for TDRs under the modified retrospective transition method. Adoption did not have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, improving the disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. These enhanced disclosures require reporting of incremental segment information on an annual and interim basis for all public entities, including public entities with only one reportable segment, to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024, and early adoption is permitted. The segment reporting guidance should be applied retrospectively to all prior periods presented in the financial statements, and upon transition, the expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of this update on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, enhancing the transparency and decision usefulness of income tax disclosures. The amendment, among other things, improves transparency of income tax disclosures by requiring more consistent categories and greater disaggregation of information in rate reconciliations, and disaggregation of income taxes paid by jurisdiction. The amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The income tax guidance should be applied on a prospective basis, however, retrospective application is permitted. The Company is currently evaluating the potential impact of this update on its consolidated financial statements.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 68

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 69

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 70

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 71

Note 3. Concentrations of Credit Risk

Customers living in Texas, North Carolina, and South Carolina accounted for 32%, 16%, and 10%, respectively, of the Company’s net finance receivables as of December 31, 2023. Given the primary concentration of the Company’s portfolio of finance receivables in these states, such customers’ ability to honor their installment contracts may be affected by economic conditions in these states.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.
Note 4. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

	December 31,
Dollars in thousands	2023	2022
Small loans	$493,473	$481,605
Large loans	1,274,137	1,208,185
Retail loans	3,800	9,603
Net finance receivables	$1,771,410	$1,699,393

Net finance receivables included net deferred origination fees of $15.1 million and $16.0 million as of December 31, 2023 and 2022, respectively.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 72

Net finance receivables by product, FICO band at origination, origination year, and current period credit losses as of and for the year ended December 31, 2023 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$64,664	$10,459	$1,625	$172	$68	$18	$77,006
2	31,289	5,886	724	36	11	9	37,955
3	51,222	8,099	717	31	6	1	60,076
4	65,743	10,074	679	19	10	3	76,528
5	74,207	13,838	632	14	4	1	88,696
6	126,400	25,679	1,111	15	5	2	153,212
Total small loans	$413,525	$74,035	$5,488	$287	$104	$34	$493,473
Current period credit losses	$14,484	$60,298	$10,244	$599	$60	$7	$85,692
Large Loans:
FICO Band
1	$83,107	$28,068	$9,542	$2,510	$980	$347	$124,554
2	46,855	16,964	5,342	1,077	309	83	70,630
3	86,191	45,778	14,999	2,201	316	66	149,551
4	120,054	65,753	20,712	3,481	592	55	210,647
5	128,901	69,706	23,779	4,043	496	22	226,947
6	291,795	144,663	46,630	7,936	732	52	491,808
Total large loans	$756,903	$370,932	$121,004	$21,248	$3,425	$625	$1,274,137
Current period credit losses	$14,529	$78,938	$33,616	$5,116	$1,465	$254	$133,918
Retail Loans:
FICO Band
1	$1	$—	$2	$1	$1	$5	$10
2	—	213	30	—	—	—	243
3	—	634	211	3	1	1	850
4	—	650	352	36	—	4	1,042
5	—	508	278	24	—	4	814
6	—	524	286	28	2	1	841
Total retail loans	$1	$2,529	$1,159	$92	$4	$15	$3,800
Current period credit losses	$—	$776	$431	$88	$24	$4	$1,323
Total Loans:
FICO Band
1	$147,772	$38,527	$11,169	$2,683	$1,049	$370	$201,570
2	78,144	23,063	6,096	1,113	320	92	108,828
3	137,413	54,511	15,927	2,235	323	68	210,477
4	185,797	76,477	21,743	3,536	602	62	288,217
5	203,108	84,052	24,689	4,081	500	27	316,457
6	418,195	170,866	48,027	7,979	739	55	645,861
Total loans	$1,170,429	$447,496	$127,651	$21,627	$3,533	$674	$1,771,410
Current period credit losses	$29,013	$140,012	$44,291	$5,803	$1,549	$265	$220,933

Regional Management Corp. | 2023 Annual Report on Form 10-K | 73

Net finance receivables by product, FICO band, and origination year as of December 31, 2022 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2022	2021	2020	2019	2018	Prior	Total Net Finance Receivables
Small Loans:
FICO Band
1	$63,362	$10,842	$1,388	$246	$47	$7	$75,892
2	41,683	6,785	664	56	26	2	49,216
3	53,444	7,659	520	39	—	1	61,663
4	62,609	8,980	544	33	—	1	72,167
5	71,448	10,650	505	22	—	—	82,625
6	119,199	19,886	929	28	—	—	140,042
Total small loans	$411,745	$64,802	$4,550	$424	$73	$11	$481,605
Large Loans:
FICO Band
1	$60,836	$20,653	$7,219	$3,286	$826	$539	$93,359
2	41,174	15,955	4,044	1,409	111	121	62,814
3	112,336	44,805	8,637	2,811	172	137	168,898
4	150,559	57,913	12,063	3,931	152	67	224,685
5	150,793	59,154	13,060	3,735	172	37	226,951
6	290,648	109,931	24,038	6,552	263	46	431,478
Total large loans	$806,346	$308,411	$69,061	$21,724	$1,696	$947	$1,208,185
Retail Loans:
FICO Band
1	$8	$7	$28	$12	$4	$3	$62
2	475	92	9	10	—	—	586
3	1,310	599	71	14	1	3	1,998
4	1,389	979	263	28	2	4	2,665
5	1,083	775	218	27	3	5	2,111
6	1,123	802	224	31	—	1	2,181
Total retail loans	$5,388	$3,254	$813	$122	$10	$16	$9,603
Total Loans:
FICO Band
1	$124,206	$31,502	$8,635	$3,544	$877	$549	$169,313
2	83,332	22,832	4,717	1,475	137	123	112,616
3	167,090	53,063	9,228	2,864	173	141	232,559
4	214,557	67,872	12,870	3,992	154	72	299,517
5	223,324	70,579	13,783	3,784	175	42	311,687
6	410,970	130,619	25,191	6,611	263	47	573,701
Total loans	$1,223,479	$376,467	$74,424	$22,270	$1,779	$974	$1,699,393

Regional Management Corp. | 2023 Annual Report on Form 10-K | 74

The contractual delinquency of the net finance receivable portfolio by product and aging for the periods indicated are as follows:

	December 31, 2023
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$406,203	82.4%	$1,084,518	85.1%	$2,620	69.0%	$1,493,341	84.3%
1 to 29 days past due	45,119	9.1%	109,483	8.6%	594	15.6%	155,196	8.8%
Delinquent accounts
30 to 59 days	12,053	2.4%	22,587	1.7%	116	3.1%	34,756	1.9%
60 to 89 days	11,253	2.3%	19,844	1.6%	115	3.0%	31,212	1.8%
90 to 119 days	10,030	2.0%	16,951	1.3%	126	3.2%	27,107	1.5%
120 to 149 days	4,247	0.9%	10,938	0.9%	132	3.5%	15,317	0.9%
150 to 179 days	4,568	0.9%	9,816	0.8%	97	2.6%	14,481	0.8%
Total delinquency	$42,151	8.5%	$80,136	6.3%	$586	15.4%	$122,873	6.9%
Total net finance receivables	$493,473	100.0%	$1,274,137	100.0%	$3,800	100.0%	$1,771,410	100.0%
Net finance receivables in nonaccrual status	$21,850	4.4%	$44,627	3.5%	$394	10.4%	$66,871	3.8%

	December 31, 2022
	Small		Large		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$388,978	80.7%	$1,034,981	85.7%	$7,543	78.6%	$1,431,502	84.2%
1 to 29 days past due	48,924	10.2%	97,855	8.1%	1,269	13.2%	148,048	8.7%
Delinquent accounts
30 to 59 days	13,144	2.8%	22,712	1.8%	352	3.7%	36,208	2.2%
60 to 89 days	12,251	2.5%	18,828	1.6%	273	2.8%	31,352	1.8%
90 to 119 days	8,714	1.8%	15,427	1.3%	152	1.6%	24,293	1.4%
120 to 149 days	5,572	1.2%	10,675	0.9%	10	0.1%	16,257	1.0%
150 to 179 days	4,022	0.8%	7,707	0.6%	4	0.0%	11,733	0.7%
Total delinquency	$43,703	9.1%	$75,349	6.2%	$791	8.2%	$119,843	7.1%
Total net finance receivables	$481,605	100.0%	$1,208,185	100.0%	$9,603	100.0%	$1,699,393	100.0%
Net finance receivables in nonaccrual status	$20,810	4.3%	$39,039	3.2%	$212	2.2%	$60,061	3.5%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. The Company reversed $24.2 million, $20.2 million, and $8.9 million of accrued interest as a reduction of interest and fee income for the years ended December 31, 2023, 2022, and 2021, respectively.

The following is a reconciliation of the allowance for credit losses by product for the years ended December 31, 2023, 2022, and 2021:

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2023	$57,915	$119,592	$1,293	$178,800
Provision for credit losses	82,745	136,638	651	220,034
Credit losses	(85,692)	(133,918)	(1,323)	(220,933)
Recoveries	3,768	5,680	51	9,499
Ending balance at December 31, 2023	$58,736	$127,992	$672	$187,400
Net finance receivables at December 31, 2023	$493,473	$1,274,137	$3,800	$1,771,410
Allowance as percentage of net finance receivables at December 31, 2023	11.9%	10.0%	17.7%	10.6%

Regional Management Corp. | 2023 Annual Report on Form 10-K | 75

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2022	$61,294	$96,494	$1,512	$159,300
Provision for credit losses	76,513	106,925	1,677	185,115
Credit losses	(82,842)	(87,236)	(1,985)	(172,063)
Recoveries	2,950	3,409	89	6,448
Ending balance at December 31, 2022	$57,915	$119,592	$1,293	$178,800
Net finance receivables at December 31, 2022	$481,605	$1,208,185	$9,603	$1,699,393
Allowance as percentage of net finance receivables at December 31, 2022	12.0%	9.9%	13.5%	10.5%

Dollars in thousands	Small	Large	Retail	Total
Beginning balance at January 1, 2021	$59,410	$88,058	$2,532	$150,000
Provision for credit losses	40,982	47,775	258	89,015
Credit losses	(40,922)	(41,379)	(1,351)	(83,652)
Recoveries	1,824	2,040	73	3,937
Ending balance at December 31, 2021	$61,294	$96,494	$1,512	$159,300
Net finance receivables at December 31, 2021	$445,023	$970,694	$10,540	$1,426,257
Allowance as percentage of net finance receivables at December 31, 2021	13.8%	9.9%	14.3%	11.2%

The Company uses certain loan modification programs for borrowers experiencing financial difficulties as a loss mitigation strategy to improve collectability of the loans and assist customers through financial setbacks. The programs consist of offering payment deferrals, refinancing, and, in limited instances, settlements. Customers may also pursue financial assistance through external sources, such as filing for bankruptcy protection. Modification programs available to our customers are described in more detail below:

•
Customers with temporary hardships may be offered payment deferrals related to past due payments. Such deferrals extend the customer’s maturity date and are generally considered insignificant delays. During the second quarter of 2023, the Company enhanced its policy for determining an insignificant delay in payment. The Company’s previous policy for an insignificant delay in payment was two or fewer deferrals in a rolling twelve-month period, which was updated to be three or fewer deferrals in a rolling twelve-month period. The change had no material impact to the Company's disclosures.
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
•
Customers who receive bankruptcy protection may receive principal forgiveness, interest rate reductions, and/or term extensions.

The information relating to modifications made to borrowers experiencing financial difficulty for the period indicated is as follows:

	As of and for the Year Ended December 31, 2023
	Principal Forgiveness, Interest Rate Reduction, & Term Extension		Interest Rate Reduction & Term Extension		Term Extension		Total
Dollars in thousands	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables
Small loans	$37	—	$2,112	0.4%	$346	0.1%	$2,495	0.5%
Large loans	288	—	12,687	1.0%	930	0.1%	13,905	1.1%
Total	$325	—	$14,799	0.8%	$1,276	0.1%	$16,400	0.9%

Regional Management Corp. | 2023 Annual Report on Form 10-K | 76

The financial effects of the modifications made to borrowers experiencing financial difficulty for the period indicated is as follows:

Year Ended December 31, 2023
Loan Modification	Product	Financial Effect
Principal forgiveness	Small loans	Reduced the amortized cost basis of the loans by $0.5 million.
	Large loans	Reduced the amortized cost basis of the loans by $1.0 million.
Interest rate reduction	Small loans	Reduced the weighted-average contractual interest rate by 13.6%.
	Large loans	Reduced the weighted-average contractual interest rate by 10.7%.
Term extension	Small loans	Added a weighted-average 1.4 years to the life of loans.
	Large loans	Added a weighted-average 1.5 years to the life of loans.

The following table provides the amortized cost basis for modifications made to borrowers experiencing financial difficulty on or after January 1, 2023 that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the period indicated is as follows:

	As of and for the Year Ended December 31, 2023
Dollars in thousands	Principal Forgiveness, Interest Rate Reduction, & Term Extension	Interest Rate Reduction & Term Extension	Term Extension	Total
Small loans	$3	$248	$3	$254
Large loans	16	1,334	27	1,377
Total	$19	$1,582	$30	$1,631

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty on or after January 1, 2023 for the period indicated is as follows:

	December 31, 2023
Dollars in thousands	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Small loans	$1,993	$325	$177	$2,495
Large loans	11,289	1,691	925	13,905
Total (1)	$13,282	$2,016	$1,102	$16,400

(1) Excludes modified finance receivables that subsequently charged off of $0.4 million and $1.8 million in small and large loans, respectively.

Prior to January 1, 2023, the Company classified a loan as a TDR finance receivable when the Company modified a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and granted a concession that it would not have otherwise considered.

The amount of TDR net finance receivables and the related TDR allowance for credit losses for the period indicated are as follows:

	December 31, 2022
Dollars in thousands	TDR Net Finance Receivables	TDR Allowance for Credit Losses
Small loans	$3,884	$1,008
Large loans	16,421	4,118
Retail loans	46	16
Total	$20,351	$5,142

Regional Management Corp. | 2023 Annual Report on Form 10-K | 77

The following table provides the number and amount of net finance receivables modified and classified as TDRs during the periods presented:

	Year Ended December 31,
	2022		2021
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	3,651	$6,920	2,522	$4,761
Large loans	3,554	20,537	2,123	11,303
Retail loans	15	37	7	14
Total	7,220	$27,494	4,652	$16,078

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
The following table provides the number of accounts and amortized cost basis of finance receivables that subsequently defaulted within the periods indicated (that were modified as a TDR in the preceding 12 months). The Company defines payment default as 90 days past due for this disclosure. The respective amounts and activity for the periods indicated are as follows:

	Year Ended December 31,
	2022		2021
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)	Number of Loans	TDR Net Finance Receivables (1)
Small loans	1,365	$2,712	950	$1,740
Large loans	1,307	7,704	712	3,719
Retail loans	6	16	5	9
Total	2,678	$10,432	1,667	$5,468

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
Note 5. Restricted Available-for-Sale Investments

The following tables reconcile the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted available-for-sale investments as of the periods indicated:

	December 31, 2023
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$23,211	$1	$(472)	$22,740

	December 31, 2022
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$21,158	$—	$(742)	$20,416

The following tables include the gross unrealized losses and estimated fair values of restricted available-for-sale investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$—	$—	$18,633	$(472)	$18,633	$(472)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$20,416	$(742)	$—	$—	$20,416	$(742)

Regional Management Corp. | 2023 Annual Report on Form 10-K | 78

The restricted available-for-sale investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $0.3 million as of December 31, 2023 and 2022. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted available-for-sale investments. Changes in fair value are the result of recent increases in interest rates by the Federal Reserve that occurred after the purchase of the investments.

The following tables include the amortized cost and estimated fair values of restricted available-for-sale investments by contractual maturity as of the period indicated:

	December 31, 2023
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$21,035	$20,614
Due within one year to five years	2,176	2,126
Due within five years to ten years	—	—
Due after ten years	—	—
Total restricted available-for-sale investments	$23,211	$22,740

The following table includes the proceeds from sold or matured restricted available-for-sale investments for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2023	2022
Proceeds from sale of restricted available-for-sale investments	$—	$3,130

The Company had no gross realized gains or losses during the years ended December 31, 2023, 2022, and 2021, respectively. For additional information on the Company's restricted available-for-sale investments, see Note 13, "Disclosure About Fair Value of Financial Instruments."

Note 6. Property and Equipment

For the periods indicated, property and equipment consisted of the following:

	December 31,
Dollars in thousands	2023	2022
Furniture, fixtures, and equipment	$27,228	$27,011
Leasehold improvements	16,880	15,272
Property and equipment cost	44,108	42,283
Less accumulated depreciation	30,321	27,757
Property and equipment, net of accumulated depreciation	$13,787	$14,526

Depreciation expense for the years ended December 31, 2023, 2022, and 2021 totaled $4.6 million, $4.1 million, and $4.5 million, respectively.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 79

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

Future maturities of the Company’s operating lease liabilities are as follows:

Dollars in thousands	December 31, 2023
2024	$9,681
2025	8,802
2026	7,000
2027	5,241
2028	3,767
Thereafter	8,475
Total future minimum lease payments	42,966
Present value adjustment	(6,390)
Operating lease liability	$36,576

The Company’s operating and short-term lease expenses are presented below:

	Year Ended December 31,
Dollars in thousands	2023	2022	2021
Operating leases	$10,587	$9,457	$9,573
Short-term leases	447	745	648
Total lease expense	$11,034	$10,202	$10,221

The Company’s weighted-average remaining lease term and discount rate for the periods indicated are as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	5.5	6.1
Weighted-average discount rate	5.75%	5.46%

Rent expense for the years ended December 31, 2023, 2022, and 2021 equaled $11.0 million, $10.2 million, and $10.2 million, respectively. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance on properties that it leases.

Note 8. Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets:

	December 31, 2023			December 31, 2022
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software	$30,825	$(15,695)	$15,130	$25,363	$(13,957)	$11,406
Other	950	(234)	716	950	(234)	716
Total intangible assets	$31,775	$(15,929)	$15,846	$26,313	$(14,191)	$12,122

Regional Management Corp. | 2023 Annual Report on Form 10-K | 80

Intangible amortization expense for the years ended December 31, 2023, 2022, and 2021 totaled $3.7 million, $2.9 million, and $2.4 million, respectively. As of December 31, 2023, the Company’s weighted-average amortization period for software was 6.1 years. The following table sets forth the future amortization of software:

Dollars in thousands	Amount
2024	$3,771
2025	3,152
2026	2,564
2027	1,804
2028	1,560
Thereafter	2,279
Total	$15,130

Note 9. Other Assets

Other assets include the following as of the periods indicated:

	December 31,
Dollars in thousands	2023	2022
Prepaid expenses	$9,661	$9,115
Income tax receivable	7,260	8,598
Card payments receivable	5,666	5,118
Credit insurance receivable	2,759	2,748
Warehouse credit facilities debt issue costs	2,362	1,314
Other	1,711	1,315
Total other assets	$29,419	$28,208

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

As of September 30, 2022, the Company no longer maintained interest rate cap protections.

The following is a summary of changes in fair value of the interest rate caps for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2023	2022	2021
Balance at beginning of period	$—	$6,586	$265
Purchases	—	—	3,600
Sales	—	(19,720)	—
Fair value adjustment included as a decrease in interest expense	—	13,134	2,721
Balance at end of period	$—	$—	$6,586

Regional Management Corp. | 2023 Annual Report on Form 10-K | 81

Note 11. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	December 31, 2023			December 31, 2022
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Senior revolving credit facility	$195,462	$(606)	$194,856	$147,547	$(1,104)	$146,443
RMR II revolving warehouse credit facility	—	—	—	189	—	189
RMR IV revolving warehouse credit facility	3,197	—	3,197	18,144	(338)	17,806
RMR V revolving warehouse credit facility	26,718	—	26,718	286	—	286
RMR VI revolving warehouse credit facility	15,953	—	15,953	—	—	—
RMR VII revolving warehouse credit facility	4,216	—	4,216	—	—	—
RMIT 2020-1 securitization	145,290	—	145,290	180,214	(618)	179,596
RMIT 2021-1 securitization	248,915	(141)	248,774	248,916	(985)	247,931
RMIT 2021-2 securitization	200,192	(1,106)	199,086	200,192	(1,534)	198,658
RMIT 2021-3 securitization	125,202	(864)	124,338	125,202	(1,178)	124,024
RMIT 2022-1 securitization	250,374	(991)	249,383	250,374	(1,841)	248,533
RMIT 2022-2B securitization	184,295	(870)	183,425	184,295	(1,914)	182,381
Total	$1,399,814	$(4,578)	$1,395,236	$1,355,359	$(9,512)	$1,345,847
Unused amount of revolving credit facilities (subject to borrowing base)	$551,508			$555,117

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. These credit facilities had $2.4 million and $1.3 million in such costs as of December 31, 2023 and 2022, respectively.

Senior Revolving Credit Facility: In November 2022, the Company amended and restated its senior revolving credit facility to, among other things, decrease the availability under the facility from $500 million to $420 million. The senior revolving credit facility matures in September 2024. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible secured finance receivables (65% of eligible secured finance receivables as of December 31, 2023).

In September 2022, the Company amended and restated its senior revolving credit facility to replace LIBOR as the benchmark rate for the calculation of interest with a forward-looking term rate based on the secured overnight financing rate (“SOFR”) or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a floor of not less than 0.50%, plus a 3.00% margin and a benchmark adjustment. The effective interest rate was 8.44% at December 31, 2023. The Company pays an unused commitment fee between 0.50% and 1.00% based upon the average outstanding balance. As of December 31, 2023, the Company had $76.2 million of immediate available liquidity to draw down cash under the facility and held $4.5 million in unrestricted cash.

See Note 19, “Subsequent Events,” for information regarding the amendment of this facility following the end of the fiscal year.

Variable Interest Entity Debt: As part of its overall funding strategy, the Company has transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions. The following debt arrangements are issued by the Company’s wholly owned, bankruptcy-remote SPEs, which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary.

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $109.9 million and $112.2 million as of December 31, 2023 and 2022, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 82

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

RMR IV Revolving Warehouse Credit Facility: In April 2021, the Company and its wholly owned SPE, Regional Management Receivables IV, LLC (“RMR IV”), entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. The facility was to convert to an amortizing loan in April 2023 and terminate in April 2024. In April and May 2023, the Company and RMR IV amended and restated the credit agreement that provides for a revolving warehouse credit facility to (i) extend the amortizing loan conversion date from April 2023 to May 2025 and the termination date from April 2024 to May 2026; (ii) decrease the capped advances on the facility from 81% to 77% of eligible finance receivables; and (iii) increase the margin from 2.35% to 2.80%. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR IV.

In September 2022, the Company and RMR IV amended and restated the credit agreement that provides for a revolving warehouse credit facility to RMR IV to replace LIBOR as the benchmark rate for calculation of interest rate with a forward-looking term rate based on SOFR or, in certain limited circumstances, another alternative benchmark rate. The one-month LIBOR was replaced on October 1, 2022 by one-month SOFR with a margin of 2.35% and a benchmark adjustment. The effective interest rate was 8.24% at December 31, 2023. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. RMR IV had $16.5 million of immediate availability to draw down cash under the facility and held $0.3 million in restricted cash reserves as of December 31, 2023 to satisfy provisions of the credit agreement.

RMR V Revolving Warehouse Credit Facility: In September 2022, the Company and its wholly owned SPE, Regional Management Receivables V, LLC (“RMR V”), amended and restated the credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V to extend the date at which the facility converts to an amortizing loan and the termination date to November 2022 and November 2023, respectively (October 2022 and October 2023, respectively, prior to the September 2022 amendment). Following a subsequent amendment in November 2022, the amortizing loan conversion date and termination date were extended to November 2024 and November 2025, respectively. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.75% (2.20% prior to the November 2022 amendment). The effective interest rate was 8.34% at December 31, 2023. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. RMR V had $15.4 million of immediate availability to draw down cash under the facility and held $0.5 million in restricted cash reserves as of December 31, 2023 to satisfy provisions of the credit agreement.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 83

RMR VI Revolving Warehouse Credit Facility: In February 2023, the Company and its wholly-owned SPE, Regional Management Receivables VI, LLC (“RMR VI”), entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VI. The facility converts to an amortizing loan in February 2025 and terminates in February 2026. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR VI. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 2.50%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 7.94% as of December 31, 2023. RMR VI pays a monthly unused commitment fee of 0.50%. RMR VI had no immediate availability to draw down cash under the facility and held $0.2 million in restricted cash reserves as of December 31, 2023 to satisfy provisions of the credit agreement.

RMR VII Revolving Warehouse Credit Facility: In April 2023, the Company and its wholly-owned SPE, Regional Management Receivables VII, LLC (“RMR VII”), entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VII. The facility converts to an amortizing loan in October 2024 and terminates in October 2025. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR VII. Advances on the facility are capped at 80% of eligible finance receivables. Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 3.00%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 8.44% as of December 31, 2023. RMR VII pays a monthly unused commitment fee ranging between 0.45% and 0.65%. RMR VII had no immediate availability to draw down cash under the facility and held $0.1 million in restricted cash reserves as of December 31, 2023 to satisfy provisions of the credit agreement.

RMIT 2020-1 Securitization: In September 2020, the Company, its wholly owned SPE, RMR III, and the Company’s indirect wholly owned SPE, Regional Management Issuance Trust ("RMIT") 2020-1, completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes had a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of December 31, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 2.97% as of December 31, 2023. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part. During the year ended December 31, 2023, the Company made principal repayments of $34.9 million subsequent to the end of the revolving period.

RMIT 2021-1 Securitization: In February 2021, the Company, its wholly owned SPE, RMR III, and the Company’s indirect wholly owned SPE, RMIT 2021-1, completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes have a revolving period ending in February 2024, with a final maturity date in March 2031. RMIT 2021-1 held $2.6 million in restricted cash reserves as of December 31, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.08% as of December 31, 2023. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in March 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-2 Securitization: In July 2021, the Company, its wholly owned SPE, RMR III, and the Company’s indirect wholly owned SPE, RMIT 2021-2, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. RMIT 2021-2 held $2.1 million in restricted cash reserves as of December 31, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of December 31, 2023. Prior to maturity in August 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 84

RMIT 2021-3 Securitization: In October 2021, the Company, its wholly owned SPE, RMR III, and the Company’s indirect wholly owned SPE, RMIT 2021-3, completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate, asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. RMIT 2021-3 held $1.5 million in restricted cash reserves as of December 31, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of December 31, 2023. Prior to maturity in October 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-1 Securitization: In February 2022, the Company, its wholly-owned SPE, RMR III, and the Company’s indirect wholly-owned SPE, RMIT 2022-1, completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. RMIT 2022-1 held $2.6 million in restricted cash reserves as of December 31, 2023 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of December 31, 2023. Prior to maturity in March 2032, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-2B Securitization: In October 2022, the Company, its wholly-owned SPE, RMR III, and its indirect wholly-owned SPE, RMIT 2022-2B, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate, asset-backed notes by RMIT 2022-2B. The asset-backed notes were secured by finance receivables and other related assets that RMR III purchased from the Company and have a revolving period ending in October 2024, with a final maturity date in November 2031. RMR III sold two classes of the asset-backed notes and transferred them to RMIT 2022-2B. RMIT 2022-2B held $2.3 million in restricted cash reserves as of December 31, 2023 to satisfy provisions of the transaction documents. Borrowings under the sold notes bear interest, payable monthly, at an effective interest rate of 7.51% as of December 31, 2023. The $16.3 million Class C fixed-rate, asset-backed notes were retained by RMR III on the closing date but may be sold in whole or in part. Prior to maturity in November 2031, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2024. No payments of principal of the notes will be made during the revolving period.

The Company’s debt arrangements contain certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. The Company was in compliance with all debt covenants as of December 31, 2023.

The following is a summary of estimated future principal payments required on outstanding debt:

Dollars in thousands	Amount
2024	$441,290
2025	412,988
2026	291,031
2027	202,473
2028	42,607
Thereafter	5,634
Total	$1,396,023

Note 12. Stockholders’ Equity

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 85

The following is a summary of the Company’s repurchased shares of common stock for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2023	2022	2021
Common stock repurchased	—	437	1,450
Weighted-average cost per share	$—	$47.14	$46.47
Total cost of common stock repurchased	$—	$20,613	$67,442

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Dividends declared per common share	$1.20	$1.20	$0.95

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

Restricted available-for-sale investments: The fair value of U.S. Treasury securities is priced using an external pricing service which the Company corroborates using a secondary external vendor. For additional information on the Company's restricted available-for-sale investments, see Note 5, "Restricted Available-for-Sale Investments."

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 86

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	December 31, 2023		December 31, 2022
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$4,509	$4,509	$3,873	$3,873
Restricted cash	124,164	124,164	127,926	127,926
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,536,118	1,603,737	1,469,585	1,554,794
Liabilities
Level 3
Debt	1,399,814	1,308,349	1,355,359	1,219,832

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	December 31, 2023		December 31, 2022
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2
Restricted available-for-sale investments	22,740	22,740	20,416	20,416

As of the periods indicated above, there were no financial assets or liabilities measured at fair value on a non-recurring basis.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 87

Note 14. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as required by individual states in which it operates. The Company is generally no longer subject to federal, state, or local income tax examinations by taxing authorities before 2020. However, the Company remains subject to examination in Wisconsin for its 2019 tax return and in Texas for its 2018 and 2019 tax returns.

Income tax expense attributable to total income before income taxes consists of the following for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2023	2022	2021
Current:
Federal	$3,567	$7,383	$24,735
State and local	1,146	1,948	3,350
	4,713	9,331	28,085
Deferred:
Federal	289	5,247	(4,169)
State and local	(177)	(481)	(130)
	112	4,766	(4,299)
Total	$4,825	$14,097	$23,786

Income tax expense differed from the amount computed by applying the federal income tax rate to total income before income taxes as a result of the following:

	Year Ended December 31,
	2023		2022		2021
Dollars in thousands	$	%	$	%	$	%
Federal tax expense at statutory rate	$4,364	21.0%	$13,717	21.0%	$23,619	21.0%
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	882	4.2%	1,134	1.7%	2,620	2.3%
Non-deductible compensation	1,021	4.9%	627	1.0%	672	0.6%
Excess tax benefits from share-based awards	301	1.4%	(344)	(0.5)%	(2,711)	(2.4)%
Research and development	(1,459)	(7.0)%	(1,222)	(1.9)%	—	—
Other	(284)	(1.3)%	185	0.3%	(414)	(0.4)%
Total tax expense	$4,825	23.2%	$14,097	21.6%	$23,786	21.1%

Regional Management Corp. | 2023 Annual Report on Form 10-K | 88

Net deferred tax assets and liabilities consist of the following as of the periods indicated:

	December 31,
Dollars in thousands	2023	2022
Deferred tax assets:
Allowance for credit losses	$44,200	$41,877
Lease liability	8,711	8,782
Unearned insurance commissions	7,729	8,345
Research and experimental expenditures	4,100	2,060
Share-based compensation	2,870	2,512
Accrued expenses	2,542	2,081
State net operating loss carryforward	1,548	1,478
Unearned premium reserves	225	653
Other	134	222
Gross deferred tax assets	72,059	68,010
Deferred tax liabilities:
Fair market value adjustment of net finance receivables	42,713	37,415
Lease assets	8,173	8,268
Deferred loan costs	3,658	3,282
Depreciation and software amortization	2,353	4,076
Prepaid expenses	1,521	1,159
Gross deferred tax liabilities	58,418	54,200
Net deferred tax asset	$13,641	$13,810

The Company had a state net operating loss carryforward of approximately $52.3 million as of December 31, 2023. These carryforwards are available to offset future taxable income. If not used, the carryforward will expire beginning in 2032.

Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, based solely on the technical merits of the position. At December 31, 2023, the Company had $0.7 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax line of the consolidated statements of comprehensive income. During the year ended 2023, the Company recognized approximately $0.1 million of interest and penalties.

The following schedule reconciles unrecognized tax positions for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2023	2022	2021
Balance at January 1	$414	$—	$—
Additions based on tax positions related to the current year	268	233	—
Additions for tax positions of prior years	51	181	—
Balance at December 31	$733	$414	$—

Regional Management Corp. | 2023 Annual Report on Form 10-K | 89

Note 15. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2023	2022	2021
Numerator:
Net income	$15,958	$51,224	$88,687
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,398	9,296	10,034
Effect of dilutive securities	195	360	609
Weighted-average shares adjusted for dilutive securities	9,593	9,656	10,643
Earnings per share:
Basic	$1.70	$5.51	$8.84
Diluted	$1.66	$5.30	$8.33

The Company excluded outstanding shares of common stock totaling 0.4 million, 0.3 million, and 11 thousand for the years ended December 31, 2023, 2022, and 2021, respectively, from the computation of diluted earnings per share because they were anti-dilutive. These anti-dilutive awards include Non-Qualified Stock Options, Restricted Stock Awards, Performance-Contingent Restricted Stock Units, and Performance Restricted Stock Units.

Note 16. Share-Based Compensation

The Company previously adopted the 2007 Management Incentive Plan (the “2007 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). On April 22, 2015, the stockholders of the Company approved the 2015 Long-Term Incentive Plan (the “2015 Plan”), and on each of April 27, 2017 and May 20, 2021, the stockholders of the Company re-approved the 2015 Plan, as amended and restated on each respective date. As of December 31, 2023, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 2.6 million shares (such amount reflecting an increase of 1.05 million additional or “new” shares in connection with the May 20, 2021 re-approval of the 2015 Plan) plus (ii) any shares remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, plus (iii) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. As of the effective date of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of December 31, 2023, there were 0.3 million shares available for grant under the 2015 Plan.

For the years ended December 31, 2023, 2022, and 2021, the Company recorded share-based compensation expense of $11.8 million, $10.8 million, and $7.4 million, respectively. As of December 31, 2023, unrecognized share-based compensation expense to be recognized over future periods approximated $11.5 million. This amount will be recognized as expense over a weighted-average period of 1.6 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.-

The Company allows for the settlement of share-based awards on a net share basis. With net share settlement, the employee does not surrender any cash or shares upon the exercise of stock options or the vesting of stock awards or stock units. Rather, the Company withholds the number of shares with a value equivalent to the option exercise price (for stock options) and the statutory tax withholding (for all share-based awards). Net share settlements have the effect of reducing the number of shares that would have otherwise been issued as a result of exercise or vesting.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 90

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

The fair value of option grants was estimated on the grant date using the Black-Scholes option-pricing model. Beginning in 2022, the Company no longer issues non-qualified stock options as part of its annual long-term incentive program. The following table summarizes the weighted-average assumptions for option grants during the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	—	—	47.83%
Expected dividends	—	—	2.63%
Expected term (in years)	—	—	6.0
Risk-free rate	—	—	0.64%

Regional Management Corp. | 2023 Annual Report on Form 10-K | 91

The following table summarizes the stock option activity for the year ended December 31, 2023:

Dollars in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	527	$23.07
Granted	—	—
Exercised	(18)	16.09
Forfeited	—	—
Expired	—	—
Options outstanding at December 31, 2023	509	$23.32	4.9	$1,954
Options exercisable at December 31, 2023	509	$23.32	4.9	$1,954

The following table provides additional stock option information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2023	2022	2021
Weighted-average grant date fair value per share	$—	$—	$10.52
Intrinsic value of options exercised	$277	$2,142	$11,711
Fair value of stock options that vested	$544	$849	$1,063

Performance restricted stock units: Compensation expense for PRSUs is based on the fair value of the award estimated on the grant date using the Monte Carlo valuation model. The following are the weighted-average assumptions for the PRSU grants during the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	40.18%	39.24%	—
Expected dividends	2.24%	—	—
Risk-free rate	5.21%	1.05%	—
Discount for post-vesting restrictions	8.48%	11.93%	—

The following table summarizes PRSU activity during the year ended December 31, 2023:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2023	70	$52.07
Granted	118	32.40
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	(13)	36.67
Non-vested units at December 31, 2023	175	$39.94

The following table provides additional PRSU information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per unit amounts	2023	2022	2021
Weighted-average grant date fair value per unit	$32.40	$52.07	$—
Fair value of PRSUs that vested	$—	$—	$—

Regional Management Corp. | 2023 Annual Report on Form 10-K | 92

Performance-contingent restricted stock units: Compensation expense for RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the year ended December 31, 2023:

Dollars in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2023	108	$21.87
Granted (target)	—	—
Achieved performance adjustment (1)	28	15.86
Vested	(91)	15.86
Forfeited	—	—
Non-vested units at December 31, 2023	45	$30.22

(1) The 2020 LTIP RSUs were earned and vested at 145.0% of target, as described in greater detail in the Company’s definitive proxy statement filed with the SEC on April 12, 2023.

The following table provides additional RSU information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per unit amounts	2023	2022	2021
Weighted-average grant date fair value per unit	$—	$—	$30.22
Fair value of RSUs that vested	$1,445	$513	$1,199

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

The following table summarizes RSA activity during the year ended December 31, 2023:

Dollars in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2023	198	$38.99
Granted	248	34.25
Vested	(239)	36.73
Forfeited	(17)	36.37
Non-vested shares at December 31, 2023	190	$35.89

The following table provides additional RSA information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2023	2022	2021
Weighted-average grant date fair value per share	$34.25	$40.76	$35.18
Fair value of RSAs that vested	$8,787	$7,274	$4,874

Regional Management Corp. | 2023 Annual Report on Form 10-K | 93

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

The Company maintains a restricted reserve comprised of restricted cash and restricted available-for-sale investments for life insurance claims in an amount determined by the ceding company. At December 31, 2023 and 2022, the restricted reserves consisted of $21.9 million and $21.2 million of unearned premium reserves and $1.2 million and $1.1 million of unpaid claim reserves, respectively. For non-life products, the Company had no unpaid claim reserves at both December 31, 2023 and 2022, as changes in claim reserves are settled between the Company and the unaffiliated insurance underwriter as they are incurred. For the year ended December 31, 2023, non-life unpaid claim reserves, included in insurance income, net as presented in the table below, decreased $0.2 million. For the year ended December 31, 2022, non-life unpaid claim reserves increased $0.5 million, and decreased $0.4 million for the year ended December 31, 2021.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 94

The following table summarizes the components of insurance income, net for the periods indicated:

	Insurance Premiums and Direct Expenses
Dollars in thousands	2023	2022	2021
Earned premiums	$59,830	$60,190	$53,218
Claims, reserves, and certain direct expenses	(15,301)	(16,688)	(17,736)
Insurance income, net	$44,529	$43,502	$35,482

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

Note 19. Subsequent Events

Senior revolving credit facility amendment: In February 2024, the Company amended its senior revolving credit facility to, among other things, (i) extend the maturity date to September 2025, (ii) increase the consolidated funded debt to consolidated tangible net worth covenant by 0.25, (iii) reduce the consolidated interest coverage ratios applicable to certain time periods, (iv) remove BankUnited, N.A. and Synovus Bank as lenders and reduce the aggregate commitments by the amount of BankUnited, N.A. and Synovus Bank’s aggregate commitments of $65.0 million, and (v) add the ability to post cash collateral to secure hedging agreements. The amended senior revolving credit facility is described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on February 7, 2024.

Quarterly cash dividend: In February 2024, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on March 14, 2024 to shareholders of record at the close of business on February 22, 2024. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 95

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for the preparation, integrity, accuracy, and fair presentation of the consolidated financial statements appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The financial statements were prepared in conformity with GAAP and include amounts based on judgments and estimates by management.

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

Management assessed the effectiveness of our internal control over financial reporting, with the participation of our chief executive officer and chief financial officer, as of December 31, 2023. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2023. Our independent registered public accounting firm for the fiscal year ended December 31, 2023, Deloitte & Touche, LLP, has issued an attestation report on our internal control over financial reporting, which appears in Part II, Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On November 3, 2023, Robert W. Beck, the President and Chief Executive Officer of the Company and a member of the Board, terminated a Rule 10b5-1 trading arrangement that he had adopted on March 10, 2023 with respect to the sale of up to 20,000

Regional Management Corp. | 2023 Annual Report on Form 10-K | 96

shares of the Company’s common stock (the “Beck 10b5-1 Trading Plan”). The Beck 10b5-1 Trading Plan was scheduled to expire by its terms on May 31, 2024.

During the three months ended December 31, 2023, none of the Company’s other officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 97

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters—Committees of the Board,” “Executive Officers,” “Stockholder Proposals—Proposal No. 1: Election of Directors,” and “Delinquent Section 16(a) Reports” (to the extent reported therein) in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION.
The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation,” “Board of Directors and Corporate Governance Matters—Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Summary of Employment Arrangements with Executive Officers,” and “Summary of Company Incentive Plans” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to the information presented under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables—Equity Compensation Plan Information” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Other Information—Certain Relationships and Related Person Transactions,” “Board of Directors and Corporate Governance Matters—Board Independence,” and “Board of Directors and Corporate Governance Matters—Current Directors and Director Nominees” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the information presented under the heading “Stockholder Proposals—Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2023.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 98

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(i) Reports of Independent Registered Public Accounting Firms

(ii) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022

(iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021

(iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021

(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021

(vi) Notes to Consolidated Financial Statements

(2) Financial Statement Schedules: None. Financial statement schedules have been omitted because the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3) Exhibits: The exhibits listed in the following index are filed as a part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Regional Management Corp.		8-K	001-35477	3.1	04/02/2012

3.2	Amended and Restated Bylaws of Regional Management Corp.		8-K	001-35477	3.2	04/02/2012

4.1	Indenture, dated September 23, 2020, by and among Regional Management Issuance Trust 2020-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	09/29/2020

4.2	Indenture, dated February 18, 2021, by and among Regional Management Issuance Trust 2021-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	02/23/2021

4.3	Indenture, dated July 22, 2021, by and among Regional Management Issuance Trust 2021-2, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	07/22/2021

4.4	Indenture, dated October 8, 2021, by and among Regional Management Issuance Trust 2021-3, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	10/12/2021

4.5	Indenture, dated February 22, 2022, by and among Regional Management Issuance Trust 2022-1, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company National Association, as indenture trustee		8-K	001-35477	4.1	02/22/2022

4.6	Indenture, dated October 20, 2022, by and among Regional Management Issuance Trust 2022-2B, as issuer, Regional		8-K	001-35477	4.1	10/20/2022

Regional Management Corp. | 2023 Annual Report on Form 10-K | 99

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
	Management Corp., as servicer, and Computershare Trust Company, N.A., as indenture trustee and securities intermediary

4.7	Description of Securities		10-K	001-35477	4.4	03/16/2020

10.1.1	Cooperation Agreement, dated as of January 26, 2018, by and between Basswood Capital Management, L.L.C. and the Company		8-K	001-35477	10.1	01/29/2018

10.1.2	Letter Agreement, dated November 28, 2022, by and between Regional Management Corp. and Basswood Capital Management, L.L.C.		8-K	001-35477	10.3	11/29/2022

10.2.1	Seventh Amended and Restated Loan and Security Agreement, dated September 20, 2019, by and among Regional Management Corp. and certain of its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as Agent		8-K	001-35477	10.1	09/20/2019

10.2.2	First Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of October 15, 2020, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	10/16/2020

10.2.3	Second Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of February 9, 2021, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	02/10/2021

10.2.4	Third Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of August 23, 2021, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	08/24/2021

10.2.5	Fourth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of December 17, 2021, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	12/21/2021

10.2.6	Fifth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of September 7, 2022, among Regional Management Corp. as a borrower and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	09/12/2022

10.2.7	Sixth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of November 22, 2022, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	11/29/2022

Regional Management Corp. | 2023 Annual Report on Form 10-K | 100

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

10.2.8	Seventh Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of March 21, 2023, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		10-Q	001-35477	10.2	05/05/2023

10.2.9	Eighth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of February 5, 2024, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	02/07/2024

10.3.1	Credit Agreement, dated April 19, 2021 by and among Regional Management Receivables IV, LLC, as borrower, Regional Management Corp., as servicer, the lenders and agents from time to time parties thereto, Wells Fargo Bank, National Association as account bank and backup servicer and Wells Fargo Bank, National Association as administration agent		8-K	001-35477	10.2	04/20/2021

10.3.2	Amendment No. 1 to the Credit Agreement, dated as of December 17, 2021, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, Wells Fargo Bank, National Association, as agent and committed lender and Wells Fargo Bank, National Association, as administrative agent		8-K	001-35477	10.3	12/21/2021

10.3.3	Amendment No. 2 to the Credit Agreement, dated as of August 11, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, Wells Fargo Bank, National Association, as agent and committed lender, and Wells Fargo Bank, National Association, as administrative agent		10-K	001-35477	10.4.3	02/24/2023

10.3.4	Amendment No. 3 to the Credit Agreement, dated as of September 7, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, Wells Fargo Bank, National Association, as agent and committed lender, and Wells Fargo Bank, National Association, as administrative agent		8-K	001-35477	10.3	09/12/2022

10.3.5	Amendment No. 4 to the Credit Agreement dated as of April 13, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders and agents party thereto, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, as account bank and backup servicer		10-Q	001-35477	10.3	08/04/2023

10.3.6	Amendment No. 5 to the Credit Agreement dated as of May 15, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders and agents party thereto, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, as account bank and backup servicer		8-K	001-35477	10.1	05/19/2023

Regional Management Corp. | 2023 Annual Report on Form 10-K | 101

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.4.1	Credit Agreement, dated April 28, 2021 by and among Regional Management Receivables V, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, Wells Fargo Bank, National Association as account bank and backup servicer and JPMorgan Chase Bank, N.A. as administration agent		8-K	001-35477	10.1	04/29/2021

10.4.2	Amendment No.1 to the Credit Agreement, dated as of December 17, 2021, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, acting as its corporate trust services division, including its successors and permitted assigns, as account bank and backup servicer, and JPMorgan Chase Bank, N.A., as administrative agent		8-K	001-35477	10.4	12/21/2021

10.4.3	Amendment No. 2 to the Credit Agreement, dated as of August 11, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo, National Association, acting as its corporate trust services division, as account bank and backup servicer		10-K	001-35477	10.5.3	02/24/2023

10.4.4	Amendment No. 3 to the Credit Agreement, dated as of September 30, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo, National Association, acting as its corporate trust services division, as account bank and backup servicer		10-K	001-35477	10.5.4	02/24/2023

10.4.5	Amendment No. 4 to the Credit Agreement, dated as of November 22, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo, National Association, acting as its corporate trust services division, as account bank and backup servicer		8-K	001-35477	10.2	11/29/2022

10.5	Credit Agreement, dated as of February 2, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables VI, LLC, as borrower, the lenders and agents parties thereto, Regions Bank, as administrative agent, and Computershare Trust Company, N.A., as securities intermediary and backup servicer		8-K	001-35477	10.1	02/08/2023

10.6	Credit Agreement, dated as of April 3, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables VII, LLC, as borrower, the lenders and agents parties thereto, BMO Capital Markets Corp., as administrative agent, and Computershare Trust Company, N.A., as securities intermediary and backup servicer		8-K	001-35477	10.1	04/06/2023

Regional Management Corp. | 2023 Annual Report on Form 10-K | 102

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.7	Sale and Servicing Agreement, dated September 23, 2020, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2020-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2020-1A SUBI		8-K	001-35477	10.1	09/29/2020

10.8	Sale and Servicing Agreement, dated February 18, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2021-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2021-1A SUBI		8-K	001-35477	10.1	02/23/2021

10.9	Sale and Servicing Agreement, dated July 22, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2021-2, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2021-2A SUBI		8-K	001-35477	10.1	07/22/2021

10.10	Sale and Servicing Agreement, dated October 8, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, and Regional Management Issuance Trust 2021-3, as issuer		8-K	001-35477	10.1	10/12/2021

10.11	Sale and Servicing Agreement, dated February 22, 2022, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2022-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2022-1A SUBI		8-K	001-35477	10.1	02/22/2022

10.12	Sale and Servicing Agreement, dated October 20, 2022, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2022-2B, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2022-2B SUBI		8-K	001-35477	10.1	10/20/2022

10.13.1†	Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective May 20, 2021)		8-K	001-35477	10.1	05/21/2021

10.13.2†	Declaration of Amendment to Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective May 20, 2021)		10-Q	001-35477	10.1	05/06/2022

10.13.3†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.3	04/28/2015

10.13.4†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.2	05/02/2017

10.13.5†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.3	05/02/2017

Regional Management Corp. | 2023 Annual Report on Form 10-K | 103

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.13.6†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.4	05/02/2017

10.13.7†	Form of Restricted Stock Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.5	05/02/2017

10.13.8†	Form of Stock Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.6	05/02/2017

10.13.9†	Form of Performance Restricted Stock Unit Award Agreement		8-K	001-35477	10.1	02/18/2022

10.14†	Regional Management Corp. Annual Incentive Plan (as amended and restated effective March 23, 2015)		8-K	001-35477	10.2	04/28/2015

10.15†	Form of Key Team Member Incentive Program Agreement		8-K	001-35477	10.2	09/29/2020

10.16†	Summary of Non-Employee Director Compensation Program		10-K	001-35477	10.16	03/04/2022

10.17†	Regional Management Corp. Executive Severance and Change in Control Plan		8-K	001-35477	10.1	04/10/2023

10.18†	Form of Retention Award Agreement		8-K	001-35477	10.1	03/13/2015

16.1	Letter from RSM US LLP, dated November 2, 2021		8-K	001-35477	16.1	11/02/2021

21.1	Subsidiaries of Regional Management Corp.	X

23.1	Consent of Deloitte & Touche LLP	X

23.2	Consent of RSM US LLP	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

32.1	Section 1350 Certifications	X

97.1	Regional Management Corp. Dodd-Frank Act Compensation Recoupment (Clawback) Policy	X

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

† Indicates a management contract or a compensatory plan, contract, or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

Regional Management Corp. | 2023 Annual Report on Form 10-K | 104

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Management Corp.

Date: February 22, 2024	/s/ Robert W. Beck
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2024.

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

Regional Management Corp. | 2023 Annual Report on Form 10-K | 105