Form 10-K/A
period 2023-12-31
Regional Management Corp.
filed 2024-04-30
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Regional Management Corp. (the “Company”) for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Original Form 10-K”).

This Amendment is being filed solely to replace the consent of Deloitte & Touche LLP (the “Consent”) previously filed as Exhibit 23.1 to the Original Form 10-K. Due to an administrative error, an incorrect version of the Consent was inadvertently included in the Original Form 10-K. The Company possessed a correct, manually signed copy of the Consent when the Original Form 10-K was filed with the SEC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as set forth in this Amendment, no other changes have been made to the Original Form 10-K. The Original Form 10-K has not been amended or updated to reflect events occurring after February 22, 2024, except as specifically set forth in this Amendment.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(3) Exhibits: The exhibits listed in the following index are filed as a part of this Annual Report on Form 10-K/A.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

23.1	Consent of Deloitte & Touche LLP	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X

104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Management Corp.

Date: April 30, 2024	/s/ Robert W. Beck
Robert W. Beck
President and Chief Executive Officer