Form 10-Q
period 2024-03-31
Regional Management Corp.
filed 2024-05-03
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had outstanding 9,896,200 shares of Common Stock, $0.10 par value.

Regional Management Corp.

QUARTERLY Report on Form 10-Q

Fiscal Quarter Ended March 31, 2024

GLOSSARY

Terms and abbreviations used in this report are defined below:

Term or Abbreviation	Definition
2007 Plan	2007 Management Incentive Plan
2011 Plan	2011 Stock Incentive Plan
2015 Plan	2015 Long-Term Incentive Plan
ASU	Accounting Standards Update
Board	the Company's Board of Directors
CFPB	Consumer Financial Protection Bureau
Company	Regional Management Corp.
Consent Agreement	Consent Agreement between the CFPB and the Company dated January 4, 2024
CSPU	cash-settled performance unit
Efficiency ratio	annualized general and administrative expenses as a percentage of total revenue
Exchange Act	the Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standard Board
FICO	Fair Isaac Corporation
GAAP	U.S. Generally Accepted Accounting Principles
LGD	loss given default
LTIP	long-term incentive program
Net credit loss ratio	annualized net credit losses as a percentage of average net finance receivables
Notice	notice provided by the CFPB to the Company dated March 7, 2023
NQSO	nonqualified stock option
Operating expense ratio	annualized general and administrative expenses as a percentage of average net finance receivables
PD	probability of default
PRSU	performance restricted stock unit
RMIT	Regional Management Issuance Trust
RMR	Regional Management Receivables
RMR II	Regional Management Receivables II, LLC
RMR III	Regional Management Receivables III, LLC
RMR IV	Regional Management Receivables IV, LLC
RMR V	Regional Management Receivables V, LLC
RMR VI	Regional Management Receivables VI, LLC
RMR VII	Regional Management Receivables VII, LLC
RSA	restricted stock award
RSU	restricted stock unit
SEC	Securities and Exchange Commission
SOFR	secured overnight financing rate
SPE	wholly owned, bankruptcy-remote, special purpose entity
TDR	troubled debt restructuring
VIE	variable interest entity

Part I – financial information

ITEM 1. FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Cash	$4,215	$4,509
Net finance receivables	1,744,286	1,771,410
Unearned insurance premiums	(45,675)	(47,892)
Allowance for credit losses	(187,100)	(187,400)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,511,511	1,536,118
Restricted cash	118,194	124,164
Lease assets	33,400	34,303
Restricted available-for-sale investments	22,596	22,740
Intangible assets	17,360	15,846
Deferred tax assets, net	13,491	13,641
Property and equipment	13,440	13,787
Other assets	22,541	29,419
Total assets	$1,756,748	$1,794,527
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,358,795	$1,399,814
Unamortized debt issuance costs	(3,948)	(4,578)
Net debt	1,354,847	1,395,236
Lease liabilities	35,679	36,576
Accounts payable and accrued expenses	29,762	40,442
Total liabilities	1,420,288	1,472,254
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,675 shares issued and 9,868 shares outstanding at March 31, 2024 and 14,566 shares issued and 9,759 shares outstanding at December 31, 2023)	1,468	1,457
Additional paid-in capital	123,563	121,752
Retained earnings	361,791	349,579
Accumulated other comprehensive loss	(219)	(372)
Treasury stock (4,807 shares at March 31, 2024 and December 31, 2023)	(150,143)	(150,143)
Total stockholders’ equity	336,460	322,273
Total liabilities and stockholders’ equity	$1,756,748	$1,794,527

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue
Interest and fee income	$128,818	$120,407
Insurance income, net	10,974	10,959
Other income	4,516	4,012
Total revenue	144,308	135,378

Expenses
Provision for credit losses	46,423	47,668

Personnel	37,820	38,597
Occupancy	6,375	6,288
Marketing	4,315	3,379
Other	11,938	11,059
Total general and administrative expenses	60,448	59,323

Interest expense	17,504	16,782
Income before income taxes	19,933	11,605
Income taxes	4,728	2,916

Net income	$15,205	$8,689
Net income per common share:
Basic	$1.59	$0.93
Diluted	$1.56	$0.90
Weighted-average common shares outstanding:
Basic	9,569	9,325
Diluted	9,746	9,622

Other comprehensive income, net of tax
Unrealized income on restricted available-for-sale investments	195	263
Other comprehensive income, before tax	195	263
Income taxes related to items of other comprehensive income	(42)	(55)
Other comprehensive income, net of tax	153	208
Total comprehensive income	$15,358	$8,897

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2024
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2023	14,566	$1,457	$121,752	$349,579	$(372)	$(150,143)	$322,273
Cash dividends	—	—	—	(2,993)	—	—	(2,993)
Issuance of restricted stock awards	110	11	(11)	—	—	—	—
Shares withheld related to net share settlement	(1)	—	(10)	—	—	—	(10)
Share-based compensation	—	—	1,832	—	—	—	1,832
Net income	—	—	—	15,205	—	—	15,205
Other comprehensive income	—	—	—	—	153	—	153
Balance, March 31, 2024	14,675	$1,468	$123,563	$361,791	$(219)	$(150,143)	$336,460

	Three Months Ended March 31, 2023
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2022	14,330	$1,433	$112,384	$345,545	$(586)	$(150,143)	$308,633
Cash dividends	—	—	—	(2,910)	—	—	(2,910)
Issuance of restricted stock awards	56	5	(5)	—	—	—	—
Shares withheld related to net share settlement	(1)	—	(31)	—	—	—	(31)
Share-based compensation	—	—	2,104	—	—	—	2,104
Net income	—	—	—	8,689	—	—	8,689
Other comprehensive income	—	—	—	—	208	—	208
Balance, March 31, 2023	14,385	$1,438	$114,452	$351,324	$(378)	$(150,143)	$316,693

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$15,205	$8,689
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	46,423	47,668
Depreciation and amortization	3,498	4,078
Amortization of deferred origination fees and costs	(3,874)	(3,778)
Loss on disposal of intangibles, property, and equipment	215	113
Share-based compensation	1,832	2,104
Deferred income taxes, net	108	(935)
Changes in operating assets and liabilities:
Decrease in unearned insurance premiums	(2,217)	(1,882)
Decrease in lease assets	903	14
Decrease in other assets	8,077	4,426
Decrease in accounts payable and accrued expenses	(10,802)	(8,041)
Increase (decrease) in lease liabilities	(897)	193
Net cash provided by operating activities	58,471	52,649
Cash flows from investing activities:
Originations of finance receivables	(325,995)	(311,484)
Repayments of finance receivables	309,019	296,564
Purchases of intangible assets	(2,603)	(1,733)
Purchases of property and equipment	(1,026)	(1,647)
Purchase of restricted available-for-sale investments	(3,832)	(1,900)
Proceeds from maturities of restricted available-for-sale investments	4,108	—
Net cash used in investing activities	(20,329)	(20,200)
Cash flows from financing activities:
Advances on revolving credit facilities	359,518	408,683
Payments on revolving credit facilities	(351,421)	(434,221)
Payments on securitizations	(48,996)	—
Payments for debt issuance costs	(400)	(1,160)
Taxes refunded (paid) related to net share settlement of equity awards	147	(145)
Cash dividends	(3,254)	(3,119)
Net cash used in financing activities	(44,406)	(29,962)
Net change in cash and restricted cash	(6,264)	2,487
Cash and restricted cash at beginning of period	128,673	131,799
Cash and restricted cash at end of period	$122,409	$134,286
Supplemental cash flow information:
Interest paid	$16,308	$14,750
Income taxes paid (refunded)	$(967)	$15
Operating leases paid	$2,806	$2,316
Non-cash lease assets and liabilities acquired	$1,368	$2,023

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	March 31, 2024	December 31, 2023	March 31, 2023
Cash	$4,215	$4,509	$7,108
Restricted cash	118,194	124,164	127,178
Total cash and restricted cash	$122,409	$128,673	$134,286

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering large loans, small loans, and related payment and collateral protection insurance products. The Company formerly offered retail loans but ceased accepting applications for retail loan products effective November 2022. The Company continues to own and service its existing portfolio of retail loans. As of March 31, 2024, the Company operated under the name “Regional Finance” online and in branch locations in 19 states across the United States.

The Company’s large loan receivables are direct loans to customers, some of which are convenience check receivables and the vast majority of which are secured by non-essential household goods, automobiles, and/or other vehicles. Convenience checks are direct loans originated by mailing checks to customers based on a pre-screening process that includes a review of the prospective customer’s credit profile provided by national credit reporting bureaus or data aggregators. A recipient of a convenience check is able to enter into a loan by endorsing and depositing or cashing the check. The Company’s small loan portfolio is comprised of branch small loan receivables and convenience check receivables. Branch small loan receivables are direct loans to customers and are secured by non-essential household goods and, in some instances, an automobile. Retail loan receivables consist principally of retail installment sales contracts collateralized by the purchased furniture, appliances, and other retail items and are initiated by and purchased from retailers, subject to the Company’s credit approval.

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with SEC regulations and GAAP for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC.

Significant accounting policies: The following is a description of significant accounting policies used in preparing the financial statements. The accounting and reporting policies of the Company are in accordance with GAAP.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company operates through a separate wholly owned subsidiary in each state. The Company also consolidates VIEs when it is considered to be the primary beneficiary of the VIE because it has (i) power over the significant activities of the VIE and (ii) the obligation to absorb losses or the right to receive returns that could be significant to the VIE.

Variable interest entities: The Company transfers pools of loans to SPEs to secure debt for general funding purposes. These entities have the limited purpose of acquiring finance receivables, in addition to holding and making payments on the related debts. Assets transferred to each SPE are legally isolated from the Company and its affiliates, as well as the claims of the Company’s and its affiliates’ creditors. Further, the assets of each SPE are owned by such SPE and are not available to satisfy the debts or other obligations of the Company or any of its affiliates. The Company continues to service the finance receivables transferred to the SPEs. The lenders and investors in the debt issued by the SPEs generally only have recourse to the assets of the SPEs and do not have recourse to the general credit of the Company.

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

Recent accounting pronouncements: In November 2023, the FASB issued ASU 2023-07, improving the disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. These enhanced disclosures require reporting of incremental segment information on an annual and interim basis for all public entities, including public entities with only one reportable segment, to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024, and early adoption is permitted. The segment reporting guidance should be applied retrospectively to all prior periods presented in the financial statements, and upon transition, the expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, enhancing the transparency and decision usefulness of income tax disclosures. The amendment, among other things, improves transparency of income tax disclosures by requiring more consistent categories and greater disaggregation of information in rate reconciliations, and disaggregation of income taxes paid by jurisdiction. The amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The income tax guidance should be applied on a prospective basis, however, retrospective application is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

The Company selected a PD / LGD model to estimate its base allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical net finance receivables are tracked over the term of the pools to identify the incidences of loss (PDs) and the average severity of losses (LGDs).

To enhance the precision of the allowance for credit loss estimate, the Company evaluates its finance receivable portfolio on a pool basis and segments each pool of finance receivables with similar credit risk characteristics. As part of its evaluation, the Company considers loan portfolio characteristics such as product type, loan size, loan term, internal or external credit scores, delinquency status, geographical location, and vintage. Based on analysis of historical loss experience, the Company selected the following segmentation: product type, FICO score, and delinquency status.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	March 31, 2024	December 31, 2023
Large loans	$1,250,647	$1,274,137
Small loans	490,830	493,473
Retail loans	2,809	3,800
Net finance receivables	$1,744,286	$1,771,410

Net finance receivables included net deferred origination fees and costs of $14.5 million and $15.1 million as of March 31, 2024 and December 31, 2023, respectively.

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

Net finance receivables by product, FICO band at origination, and origination year as of March 31, 2024, as well as credit losses for the three months ended March 31, 2024, are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$21,982	$71,528	$23,666	$7,882	$1,934	$916	$127,908
2	12,185	40,147	13,414	4,087	716	288	70,837
3	19,642	73,955	36,486	11,270	1,457	246	143,056
4	26,557	104,161	52,815	15,896	2,416	383	202,228
5	29,370	112,420	57,081	18,737	2,844	270	220,722
6	66,787	256,144	120,009	37,048	5,553	355	485,896
Total large loans	$176,523	$658,355	$303,471	$94,920	$14,920	$2,458	$1,250,647
Credit losses	$19	$12,522	$14,246	$4,091	$631	$202	$31,711
Small Loans:
FICO Band
1	$20,400	$45,091	$6,841	$1,028	$111	$67	$73,538
2	9,285	22,897	3,647	393	18	17	36,257
3	16,083	37,908	4,824	417	16	6	59,254
4	20,480	49,474	5,837	369	10	10	76,180
5	22,925	57,163	8,359	324	6	4	88,781
6	41,042	99,483	15,747	536	7	5	156,820
Total small loans	$130,215	$312,016	$45,255	$3,067	$168	$109	$490,830
Credit losses	$15	$11,945	$4,767	$436	$20	$5	$17,188
Retail Loans:
FICO Band
1	$—	$1	$2	$—	$—	$4	$7
2	—	—	161	19	—	—	180
3	—	—	464	142	1	2	609
4	—	—	510	235	18	4	767
5	—	—	391	203	10	4	608
6	—	—	420	205	11	2	638
Total retail loans	$—	$1	$1,948	$804	$40	$16	$2,809
Credit losses	$—	$—	$179	$104	$8	$3	$294
Total Loans:
FICO Band
1	$42,382	$116,620	$30,509	$8,910	$2,045	$987	$201,453
2	21,470	63,044	17,222	4,499	734	305	107,274
3	35,725	111,863	41,774	11,829	1,474	254	202,919
4	47,037	153,635	59,162	16,500	2,444	397	279,175
5	52,295	169,583	65,831	19,264	2,860	278	310,111
6	107,829	355,627	136,176	37,789	5,571	362	643,354
Total loans	$306,738	$970,372	$350,674	$98,791	$15,128	$2,583	$1,744,286
Credit losses	$34	$24,467	$19,192	$4,631	$659	$210	$49,193

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2023, as well as credit losses for the three months ended March 31, 2023, are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$83,107	$28,068	$9,542	$2,510	$980	$347	$124,554
2	46,855	16,964	5,342	1,077	309	83	70,630
3	86,191	45,778	14,999	2,201	316	66	149,551
4	120,054	65,753	20,712	3,481	592	55	210,647
5	128,901	69,706	23,779	4,043	496	22	226,947
6	291,795	144,663	46,630	7,936	732	52	491,808
Total large loans	$756,903	$370,932	$121,004	$21,248	$3,425	$625	$1,274,137
Credit losses	$8	$13,653	$12,142	$1,696	$529	$69	$28,097
Small Loans:
FICO Band
1	$64,664	$10,459	$1,625	$172	$68	$18	$77,006
2	31,289	5,886	724	36	11	9	37,955
3	51,222	8,099	717	31	6	1	60,076
4	65,743	10,074	679	19	10	3	76,528
5	74,207	13,838	632	14	4	1	88,696
6	126,400	25,679	1,111	15	5	2	153,212
Total small loans	$413,525	$74,035	$5,488	$287	$104	$34	$493,473
Credit losses	$14	$11,463	$4,599	$285	$17	$2	$16,380
Retail Loans:
FICO Band
1	$1	$—	$2	$1	$1	$5	$10
2	—	213	30	—	—	—	243
3	—	634	211	3	1	1	850
4	—	650	352	36	—	4	1,042
5	—	508	278	24	—	4	814
6	—	524	286	28	2	1	841
Total retail loans	$1	$2,529	$1,159	$92	$4	$15	$3,800
Credit losses	$—	$44	$62	$15	$8	$3	$132
Total Loans:
FICO Band
1	$147,772	$38,527	$11,169	$2,683	$1,049	$370	$201,570
2	78,144	23,063	6,096	1,113	320	92	108,828
3	137,413	54,511	15,927	2,235	323	68	210,477
4	185,797	76,477	21,743	3,536	602	62	288,217
5	203,108	84,052	24,689	4,081	500	27	316,457
6	418,195	170,866	48,027	7,979	739	55	645,861
Total loans	$1,170,429	$447,496	$127,651	$21,627	$3,533	$674	$1,771,410
Credit losses	$22	$25,160	$16,803	$1,996	$554	$74	$44,609

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	March 31, 2024
	Large		Small		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$1,080,450	86.4%	$407,012	83.0%	$2,048	72.9%	$1,489,510	85.4%
1 to 29 days past due	92,142	7.4%	38,014	7.7%	422	15.0%	130,578	7.5%
Delinquent accounts
30 to 59 days	18,987	1.4%	10,959	2.2%	74	2.7%	30,020	1.7%
60 to 89 days	15,953	1.3%	9,393	1.9%	63	2.2%	25,409	1.5%
90 to 119 days	14,388	1.2%	9,005	1.8%	67	2.4%	23,460	1.3%
120 to 149 days	14,270	1.1%	7,836	1.6%	57	2.0%	22,163	1.3%
150 to 179 days	14,457	1.2%	8,611	1.8%	78	2.8%	23,146	1.3%
Total delinquency	$78,055	6.2%	$45,804	9.3%	$339	12.1%	$124,198	7.1%
Total net finance receivables	$1,250,647	100.0%	$490,830	100.0%	$2,809	100.0%	$1,744,286	100.0%
Net finance receivables in nonaccrual status	$46,471	3.7%	$26,939	5.5%	$240	8.5%	$73,650	4.2%

	December 31, 2023
	Large		Small		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$1,084,518	85.1%	$406,203	82.4%	$2,620	69.0%	$1,493,341	84.3%
1 to 29 days past due	109,483	8.6%	45,119	9.1%	594	15.6%	155,196	8.8%
Delinquent accounts
30 to 59 days	22,587	1.7%	12,053	2.4%	116	3.1%	34,756	1.9%
60 to 89 days	19,844	1.6%	11,253	2.3%	115	3.0%	31,212	1.8%
90 to 119 days	16,951	1.3%	10,030	2.0%	126	3.2%	27,107	1.5%
120 to 149 days	10,938	0.9%	4,247	0.9%	132	3.5%	15,317	0.9%
150 to 179 days	9,816	0.8%	4,568	0.9%	97	2.6%	14,481	0.8%
Total delinquency	$80,136	6.3%	$42,151	8.5%	$586	15.4%	$122,873	6.9%
Total net finance receivables	$1,274,137	100.0%	$493,473	100.0%	$3,800	100.0%	$1,771,410	100.0%
Net finance receivables in nonaccrual status	$44,627	3.5%	$21,850	4.4%	$394	10.4%	$66,871	3.8%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended March 31, 2024 and 2023, the Company reversed $5.2 million and $4.7 million of accrued interest as reductions of interest and fee income, respectively.

The following is a reconciliation of the allowance for credit losses by product for the three months ended March 31, 2024 and 2023:

Dollars in thousands	Large	Small	Retail	Total
Beginning balance at January 1, 2024	$127,992	$58,736	$672	$187,400
Provision for credit losses	28,655	17,729	39	46,423
Credit losses	(31,711)	(17,188)	(294)	(49,193)
Recoveries	1,592	865	13	2,470
Ending balance at March 31, 2024	$126,528	$60,142	$430	$187,100
Net finance receivables at March 31, 2024	$1,250,647	$490,830	$2,809	$1,744,286
Allowance as percentage of net finance receivables at March 31, 2024	10.1%	12.3%	15.3%	10.7%

Dollars in thousands	Large	Small	Retail	Total
Beginning balance at January 1, 2023	$119,592	$57,915	$1,293	$178,800
Provision for credit losses	27,709	19,819	140	47,668
Credit losses	(28,097)	(16,380)	(132)	(44,609)
Recoveries	1,178	758	5	1,941
Ending balance at March 31, 2023	$120,382	$62,112	$1,306	$183,800
Net finance receivables at March 31, 2023	$1,211,836	$456,313	$8,081	$1,676,230
Allowance as percentage of net finance receivables at March 31, 2023	9.9%	13.6%	16.2%	11.0%

The Company uses certain loan modification programs for borrowers experiencing financial difficulties as a loss mitigation strategy to improve collectability of the loans and assist customers through financial setbacks. The programs consist of offering payment deferrals, refinancing, and, in limited instances, settlements. Customers may also pursue financial assistance through external sources, such as filing for bankruptcy protection. Modification programs available to our customers are described in more detail below:

•
Customers with temporary hardships may be offered payment deferrals related to past due payments. Such deferrals extend the customer’s maturity date and are generally considered insignificant delays. During the second quarter of 2023, the Company enhanced its policy for determining an insignificant delay in payment. The Company’s previous policy for an insignificant delay in payment was two or fewer deferrals in a rolling twelve-month period, which was updated to be three or fewer deferrals in a rolling twelve-month period. The disclosures for the three months ended March 31, 2023 reflect this policy enhancement, but the rolling twelve-month period begins on or after January 1, 2023 (the date of adoption). The change had no material impact to the Company's disclosures.
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
•
Customers who receive bankruptcy protection may receive principal forgiveness, interest rate reductions, and/or term extensions.

The information relating to modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

	As of and for the Three Months Ended March 31, 2024
	Principal Forgiveness, Interest Rate Reduction, & Term Extension		Interest Rate Reduction & Term Extension		Term Extension		Total
Dollars in thousands	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables
Large loans	$143	—	$3,545	0.3%	$1,493	0.1%	$5,181	0.4%
Small loans	12	—	637	0.1%	271	0.1%	920	0.2%
Total	$155	—	$4,182	0.2%	$1,764	0.1%	$6,101	0.3%

	As of and for the Three Months Ended March 31, 2023
	Principal Forgiveness, Interest Rate Reduction, & Term Extension		Interest Rate Reduction & Term Extension		Term Extension		Total
Dollars in thousands	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables	Amortized Cost Basis	% of Net Finance Receivables
Large loans	$24	—	$4,622	0.4%	$241	—	$4,887	0.4%
Small loans	3	—	932	0.2%	138	—	1,073	0.2%
Total	$27	—	$5,554	0.3%	$379	—	$5,960	0.4%

The financial effects of the modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

Three Months Ended March 31, 2024
Loan Modification	Product	Financial Effect
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.4 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 7.1%.
	Small loans	Reduced the weighted-average contractual interest rate by 13.2%.
Term extension	Large loans	Added a weighted-average 1.5 years to the life of loans.
	Small loans	Added a weighted-average 1.4 years to the life of loans.

Three Months Ended March 31, 2023
Loan Modification	Product	Financial Effect
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.2 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 12.4%.
	Small loans	Reduced the weighted-average contractual interest rate by 13.0%.
Term extension	Large loans	Added a weighted-average 1.4 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.

The following table provides the amortized cost basis for modifications made to borrowers experiencing financial difficulty within the previous twelve months that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the period indicated are as follows:

	As of and for the Three Months Ended March 31, 2024
Dollars in thousands	Principal Forgiveness, Interest Rate Reduction, & Term Extension	Interest Rate Reduction & Term Extension	Term Extension	Total
Large loans	$14	$1,669	$47	$1,730
Small loans	6	272	6	284
Total	$20	$1,941	$53	$2,014

The Company had no amortized cost basis as of March 31, 2023 for modifications made to borrowers experiencing financial difficulty on or after January 1, 2023 that subsequently defaulted during the three months ended March 31, 2023.

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty within the previous twelve months for the period indicated are as follows:

	March 31, 2024
Dollars in thousands	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Large loans	$11,924	$934	$1,341	$14,199
Small loans	2,024	216	209	2,449
Total (1)	$13,948	$1,150	$1,550	$16,648

(1) Excludes modified finance receivables that subsequently charged off of $1.2 million and $0.3 million in large and small loans, respectively.

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty on or after January 1, 2023 for the period indicated are as follows:

	March 31, 2023
Dollars in thousands	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Large loans	$4,825	$60	$2	$4,887
Small loans	1,053	17	3	1,073
Total (1)	$5,878	$77	$5	$5,960

(1) Excludes modified finance receivables that subsequently charged off of $6 thousand in large loans.

Note 4. Restricted Available-for-Sale Investments

The following tables reconcile the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted available-for-sale investments as of the periods indicated:

	March 31, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$22,873	$—	$(277)	$22,596

	December 31, 2023
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$23,211	$1	$(472)	$22,740

The following tables include the gross unrealized losses and estimated fair values of restricted available-for-sale investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$3,875	$(3)	$18,721	$(274)	$22,596	$(277)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$—	$—	$18,633	$(472)	$18,633	$(472)

The restricted available-for-sale investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $0.1 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted available-for-sale investments.

The following table includes the amortized cost and estimated fair values of restricted available-for-sale investments by contractual maturity as of the periods indicated:

	March 31, 2024
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$20,684	$20,460
Due within one year to five years	2,189	2,136
Due within five years to ten years	—	—
Due after ten years	—	—
Total restricted available-for-sale investments	$22,873	$22,596

The Company had no proceeds from sold restricted available-for-sale investments during the three months ended March 31, 2024 and 2023, respectively.

The Company had no gross realized gains or losses during the three months ended March 31, 2024 and 2023, respectively. For additional information on the Company's restricted available-for-sale investments, see Note 7, "Disclosure About Fair Value of Financial Instruments."

Note 5. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	March 31, 2024			December 31, 2023
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Senior revolving credit facility	$154,208	$(776)	$153,432	$195,462	$(606)	$194,856
RMR IV revolving warehouse credit facility	22,133	—	22,133	3,197	—	3,197
RMR V revolving warehouse credit facility	51,276	—	51,276	26,718	—	26,718
RMR VI revolving warehouse credit facility	20,640	—	20,640	15,953	—	15,953
RMR VII revolving warehouse credit facility	5,309	—	5,309	4,216	—	4,216
RMIT 2020-1 securitization	113,089	—	113,089	145,290	—	145,290
RMIT 2021-1 securitization	232,078	—	232,078	248,915	(141)	248,774
RMIT 2021-2 securitization	200,191	(999)	199,192	200,192	(1,106)	199,086
RMIT 2021-3 securitization	125,202	(785)	124,417	125,202	(864)	124,338
RMIT 2022-1 securitization	250,374	(779)	249,595	250,374	(991)	249,383
RMIT 2022-2B securitization	184,295	(609)	183,686	184,295	(870)	183,425
Total	$1,358,795	$(3,948)	$1,354,847	$1,399,814	$(4,578)	$1,395,236
Unused amount of revolving credit facilities (subject to borrowing base)	$478,411			$551,508

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. These credit facilities had $2.2 million and $2.4 million in such costs as of March 31, 2024 and December 31, 2023, respectively.

Senior Revolving Credit Facility: In February 2024, the Company amended its senior revolving credit facility to, among other things, reduce the availability under the facility from $420 million to $355 million and extend the maturity date to September 2025. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible finance receivables (80% of eligible finance receivables as of March 31, 2024).

Borrowings under the facility bear interest, payable monthly, at rates equal to one-month SOFR with a floor of not less than 0.50%, plus a 3.00% margin and a benchmark adjustment. The effective interest rate was 8.43% at March 31, 2024. The Company pays an unused commitment fee between 0.50% and 1.00% based upon the average outstanding balance. As of March 31, 2024, the Company had $163.7 million of immediate available liquidity to draw down cash under the facility and held $4.2 million in unrestricted cash.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $103.7 million and $109.9 million as of March 31, 2024 and December 31, 2023, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

The following table presents the assets and liabilities of our consolidated variable interest entities:

Dollars in thousands	(Unaudited) March 31, 2024	December 31, 2023
Assets
Cash	$378	$378
Net finance receivables	1,259,776	1,278,568
Allowance for credit losses	(133,161)	(133,207)
Restricted cash	117,934	123,899
Other assets	3,137	2,880
Total assets	$1,248,064	$1,272,518
Liabilities
Net debt	$1,201,415	$1,200,380
Accounts payable and accrued expenses	213	218
Total liabilities	$1,201,628	$1,200,598

RMR IV Revolving Warehouse Credit Facility: In April 2021, the Company and its SPE, RMR IV, entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. In April and May 2023, the Company and RMR IV amended and restated the credit agreement that provides for a revolving warehouse credit facility to (i) extend the amortizing loan conversion date from April 2023 to May 2025 and the termination date from April 2024 to May 2026; (ii) decrease the capped advances on the facility from 81% to 77% of eligible finance receivables; and (iii) increase the margin from 2.35% to 2.80%. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR IV. Advances on the facility are capped at 79% of eligible finance receivables following a March 2024 amendment (79% of eligible finance receivables as of March 31, 2024).

Borrowings under the facility bear interest, payable monthly, at rates equal to one-month SOFR plus a margin of 2.80% and a benchmark adjustment. The effective interest rate was 8.23% as of March 31, 2024. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. RMR IV had no immediate availability to draw down cash under the facility and held $0.3 million in restricted cash reserves as of March 31, 2024 to satisfy provisions of the credit agreement.

RMR V Revolving Warehouse Credit Facility: In November 2022, the Company and its SPE, RMR V, amended and restated the credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V to extend the date at which the facility converts to an amortizing loan and the termination date to November 2024 and November 2025, respectively. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables (80% of eligible finance receivables as of March 31, 2024).

Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.75%. The effective interest rate was 8.28% as of March 31, 2024. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. RMR V had no immediate availability to draw down cash under the facility and held $0.6 million in restricted cash reserves as of March 31, 2024 to satisfy provisions of the credit agreement.

RMR VI Revolving Warehouse Credit Facility: In February 2023, the Company and its SPE, RMR VI, entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VI. The facility converts to an amortizing loan in February 2025 and terminates in February 2026. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR VI. Advances on the facility are capped at 75% of eligible finance receivables (previously 80%) following a March 2024 amendment (75% of eligible finance receivables as of March 31, 2024).

Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 2.50%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 7.93% as of March 31, 2024. RMR VI pays a monthly unused commitment fee of 0.50%. RMR VI had $1.4 million of immediate availability to draw down cash under the facility and held $0.3 million in restricted cash reserves as of March 31, 2024 to satisfy provisions of the credit agreement.

RMR VII Revolving Warehouse Credit Facility: In April 2023, the Company and its SPE, RMR VII, entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VII. The facility converts to an amortizing loan in October 2024 and terminates in October 2025. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR VII. Advances on the facility are capped at 80% of eligible finance receivables (80% of eligible finance receivables as of March 31, 2024).

Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 3.00%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 8.43% as of March 31, 2024. RMR VII pays a monthly unused commitment fee ranging between 0.45% and 0.65%. RMR VII had no immediate availability to draw down cash under the facility and held $0.1 million in restricted cash reserves as of March 31, 2024 to satisfy provisions of the credit agreement.

RMIT 2020-1 Securitization: In September 2020, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2020-1, completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes had a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of March 31, 2024 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 3.15% as of March 31, 2024. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part.

RMIT 2021-1 Securitization: In February 2021, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2021-1, completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes had a revolving period ending in February 2024, with a final maturity date in March 2031. RMIT 2021-1 held $2.6 million in restricted cash reserves as of March 31, 2024 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.11% as of March 31, 2024. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part.

RMIT 2021-2 Securitization: In July 2021, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2021-2, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. RMIT 2021-2 held $2.1 million in restricted cash reserves as of March 31, 2024 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of March 31, 2024. Prior to maturity in August 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-3 Securitization: In October 2021, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2021-3, completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate, asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. RMIT 2021-3 held $1.5 million in restricted cash reserves as of March 31, 2024 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of March 31, 2024. Prior to maturity in October 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-1 Securitization: In February 2022, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2022-1, completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. RMIT 2022-1 held $2.6 million in restricted cash reserves as of March 31, 2024 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of March 31, 2024. Prior to maturity in March 2032, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-2B Securitization: In October 2022, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2022-2B, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate, asset-backed notes by RMIT 2022-2B. The asset-backed notes were secured by finance receivables and other related assets that RMR III purchased from the Company and have a revolving period ending in October 2024, with a final maturity date in November 2031. RMR III sold two classes of the asset-backed notes and transferred them to RMIT 2022-2B. RMIT 2022-2B held $2.3 million in restricted cash reserves as of March 31, 2024 to satisfy provisions of the transaction documents. Borrowings under the sold notes bear interest, payable monthly, at an effective interest rate of 7.51% as of March 31, 2024. The $16.3 million class of the fixed-rate, asset-backed notes was retained by RMR III on the closing date but may be sold in whole or in part. Prior to maturity in November 2031, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2024. No payments of principal of the notes will be made during the revolving period.

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of March 31, 2024, the Company was in compliance with all debt covenants.

Note 6. Stockholders’ Equity

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Dividends declared per common share	$0.30	$0.30

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	March 31, 2024		December 31, 2023
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$4,215	$4,215	$4,509	$4,509
Restricted cash	118,194	118,194	124,164	124,164
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,511,511	1,565,165	1,536,118	1,603,737
Liabilities
Level 3
Debt	1,358,795	1,271,525	1,399,814	1,308,349

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	March 31, 2024		December 31, 2023
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2
Restricted available-for-sale investments	22,596	22,596	22,740	22,740

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

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands	2024	2023
Provision for corporate taxes	$4,786	$2,901
Discrete tax (benefits) deficiencies	(58)	15
Total income taxes	$4,728	$2,916

Note 9. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2024	2023
Numerator:
Net income	$15,205	$8,689
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,569	9,325
Effect of dilutive securities	177	297
Weighted-average shares adjusted for dilutive securities	9,746	9,622
Earnings per share:
Basic	$1.59	$0.93
Diluted	$1.56	$0.90

The Company excluded outstanding shares of common stock totaling 0.5 million and 0.2 million for the three months ended March 31, 2024 and 2023, respectively, from the computation of diluted earnings per share because they were anti-dilutive. These anti-dilutive awards include NQSOs, RSAs, performance-contingent RSUs, and PRSUs.

Note 10. Share-Based Compensation

The Company previously adopted the 2007 Plan and the 2011 Plan. On April 22, 2015, the stockholders of the Company approved the 2015 Plan, and on each of April 27, 2017 and May 20, 2021, the stockholders of the Company re-approved the 2015 Plan, as amended and restated on each respective date. As of March 31, 2024, subject to adjustments as provided in the 2015 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2015 Plan could not exceed the sum of (i) 2.6 million shares (such amount reflecting an increase of 1.05 million additional or “new” shares in connection with the May 20, 2021 re-approval of the 2015 Plan) plus (ii) any shares remaining available for the grant of awards as of the 2015 Plan effective date (April 22, 2015) under the 2007 Plan or the 2011 Plan, plus (iii) any shares subject to an award granted under the 2007 Plan or the 2011 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason without the issuance of shares or pursuant to which such shares are forfeited. As of the effective date of the 2015 Plan (April 22, 2015), there were 0.9 million shares available for grant under the 2015 Plan, inclusive of shares previously available for grant under the 2007 Plan and the 2011 Plan that were rolled over to the 2015 Plan. No further grants will be made under the 2007 Plan or the 2011 Plan. However, awards that are outstanding under the 2007 Plan and the 2011 Plan will continue in accordance with their respective terms. As of March 31, 2024, there were 0.6 million shares available for grant under the 2015 Plan.

For the three months ended March 31, 2024 and 2023, the Company recorded share-based compensation expense of $1.8 million and $2.1 million, respectively. As of March 31, 2024, unrecognized share-based compensation expense to be recognized over future periods approximated $9.1 million. This amount will be recognized as expense over a weighted-average period of 1.4 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

Long-term incentive program: The Company issues PRSUs and RSAs to certain members of senior management under the Company’s LTIP. Recurring annual grants are made at the discretion of the Board. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. Vested PRSUs are subject to an additional one-year holding period following the vesting date. The actual value of the PRSUs that may be earned can range from 0% to 150% of target based on positive or negative cumulative total shareholder return concluding at the end of the third calendar year.

Prior to 2022, the Company issued NQSOs, performance-contingent RSUs, CSPUs, and RSAs to certain members of senior management under the LTIP. The CSPUs are cash incentive awards, and the associated expense is not based on the market price of the Company’s common stock. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the performance-contingent RSUs and CSPUs that may be earned can range from 0% to 150% of target based on the percentile ranking of the Company’s compound annual growth rate of pre-provision net income and pre-provision net income per share compared to a public company peer group over a three-year performance period.

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

The following table summarizes the stock option activity for the three months ended March 31, 2024:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	509	$23.32
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2024	509	$23.32	4.6	$1,735
Options exercisable at March 31, 2024	509	$23.32	4.6	$1,735

The following table provides additional stock option information for the periods indicated:

Three Months Ended March 31,
Dollars in thousands, except per share amounts	2024	2023
Weighted-average grant date fair value per share	$—	$—
Intrinsic value of options exercised	$—	$—
Fair value of stock options that vested	$—	$—

Performance restricted stock units: Compensation expense for PRSUs is based on the fair value of the award estimated on the grant date using the Monte Carlo valuation model. There were no PRSUs granted during the three months ended March 31, 2024.

The following table summarizes PRSU activity during the three months ended March 31, 2024:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2024	175	$39.94
Granted	—	—
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at March 31, 2024	175	$39.94

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per unit amounts	2024	2023
Weighted-average grant date fair value per unit	$—	$—
Fair value of PRSUs that vested	$—	$—

Performance-contingent restricted stock units: Compensation expense for performance-contingent RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes RSU activity during the three months ended March 31, 2024:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2024	45	$30.22
Granted (target)	—	—
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at March 31, 2024	45	$30.22

The following table provides additional RSU information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per unit amounts	2024	2023
Weighted-average grant date fair value per unit	$—	$—
Fair value of RSUs that vested	$—	$—

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

The following table summarizes RSA activity during the three months ended March 31, 2024:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2024	190	$35.89
Granted	111	29.61
Vested	(2)	44.39
Forfeited	(1)	47.49
Non-vested shares at March 31, 2024	298	$33.49

The following table provides additional RSA information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2024	2023
Weighted-average grant date fair value per share	$29.61	$51.87
Fair value of RSAs that vested	$58	$154

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

Note 12. Subsequent Events

Quarterly cash dividend: In May 2024, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on June 12, 2024 to shareholders of record at the close of business on May 22, 2024. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (which was filed with the SEC on February 22, 2024) and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of March 31, 2024, we operate under the name “Regional Finance” online and in 343 branch locations in 19 states across the United States, serving 540,600 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

•
Large Loans (>$2,500) – As of March 31, 2024, we had 245.7 thousand large installment loans outstanding, representing $1.3 billion in net finance receivables. This included 63.6 thousand large loan convenience checks, representing $193.3 million in net finance receivables.
•
Small Loans (≤$2,500) – As of March 31, 2024, we had 292.9 thousand small installment loans outstanding, representing $490.8 million in net finance receivables. This included 154.2 thousand small loan convenience checks, representing $227.5 million in net finance receivables.
•
Retail Loans – As of March 31, 2024, we had 2.0 thousand retail purchase loans outstanding, representing $2.8 million in net finance receivables.
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

Ongoing inflationary pressures and interest rate trends have continued to create economic uncertainty. Recent geopolitical events outside of the U.S. have also contributed to volatility in U.S. markets. As inflation accelerated and geopolitical stability began to deteriorate in the fourth quarter of 2021, we began to proactively tighten our credit models. We have maintained a tighter credit box and our advanced underwriting models have performed well. We have focused on higher quality originations and a better credit risk borrower profile as we manage through an uncertain macroeconomic environment.

Our allowance for credit losses was 10.7% of net finance receivables as of March 31, 2024. Our contractual delinquency as a percentage of net finance receivables was 7.1% as of March 31, 2024, down from 7.2% as of March 31, 2023. Going forward, we may experience changes to the macroeconomic assumptions within our forecast and to our credit loss performance outlook, either of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of March 31, 2024, we had $169.4 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. In addition, we had $478.4 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of March 31, 2024. We believe our liquidity position provides substantial runway to support the fundamental operations of our business and to fund future growth.

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

Growth in Loan Portfolio. The revenue that we derive from interest and fees is largely driven by the balance of loans that we originate. Average net finance receivables were $1.8 billion for the first three months of 2024 and $1.7 billion for the prior-year period. We source our loans through our branches, centrally-managed direct mail program, digital partners, and our consumer website. The majority of our loans, regardless of origination channel, are serviced through our branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers we are able to serve. We continue to assess our legacy branch network for clear opportunities to consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service. We plan to add additional branches in new and existing states where it is favorable for us to conduct business.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of March 31, 2024, representing 81% of total debt.

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

As reinsurer, we maintain restricted reserves comprised of restricted cash and restricted available-for-sale investments for life insurance claims in an amount determined by the unaffiliated insurance company. As of March 31, 2024, the restricted reserves consisted of $21.6 million of unearned premium reserves and $1.3 million of unpaid claims reserves. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, interest income from restricted cash, commissions earned from the sale of an auto club product, and investment income from restricted available-for-sale securities are included in other income.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	1Q 24		1Q 23
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$128,818	29.3%	$120,407	28.5%
Insurance income, net	10,974	2.5%	10,959	2.6%
Other income	4,516	1.0%	4,012	0.9%
Total revenue	144,308	32.8%	135,378	32.0%
Expenses
Provision for credit losses	46,423	10.6%	47,668	11.3%

Personnel	37,820	8.6%	38,597	9.1%
Occupancy	6,375	1.4%	6,288	1.5%
Marketing	4,315	1.0%	3,379	0.8%
Other	11,938	2.7%	11,059	2.6%
Total general and administrative	60,448	13.7%	59,323	14.0%

Interest expense	17,504	4.0%	16,782	4.0%
Income before income taxes	19,933	4.5%	11,605	2.7%
Income taxes	4,728	1.0%	2,916	0.6%
Net income	$15,205	3.5%	$8,689	2.1%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	1Q 23	2Q 23	3Q 23	4Q 23	1Q 24	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$120,407	$118,083	$125,018	$126,190	$128,818	$2,628	$8,411
Insurance income, net	10,959	11,203	11,382	10,985	10,974	(11)	15
Other income	4,012	4,198	4,478	4,484	4,516	32	504
Total revenue	135,378	133,484	140,878	141,659	144,308	2,649	8,930
Expenses
Provision for credit losses	47,668	52,551	50,930	68,885	46,423	22,462	1,245

Personnel	38,597	36,419	39,832	42,024	37,820	4,204	777
Occupancy	6,288	6,158	6,315	6,268	6,375	(107)	(87)
Marketing	3,379	3,844	4,077	4,474	4,315	159	(936)
Other	11,059	10,475	11,880	12,030	11,938	92	(879)
Total general and administrative	59,323	56,896	62,104	64,796	60,448	4,348	(1,125)

Interest expense	16,782	16,224	16,947	17,510	17,504	6	(722)
Income before income taxes	11,605	7,813	10,897	(9,532)	19,933	29,465	8,328
Income taxes	2,916	1,790	2,077	(1,958)	4,728	(6,686)	(1,812)
Net income	$8,689	$6,023	$8,820	$(7,574)	$15,205	$22,779	$6,516
Net income per common share:
Basic	$0.93	$0.64	$0.94	$(0.80)	$1.59	$2.39	$0.66
Diluted	$0.90	$0.63	$0.91	$(0.80)	$1.56	$2.36	$0.66
Weighted-average shares outstanding:
Basic	9,325	9,399	9,429	9,437	9,569	(132)	(244)
Diluted	9,622	9,566	9,650	9,437	9,746	(309)	(124)

	Balance Sheet Quarterly Trend
Dollars in thousands	1Q 23	2Q 23	3Q 23	4Q 23	1Q 24	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,701,114	$1,723,616	$1,765,340	$1,794,527	$1,756,748	$(37,779)	$55,634
Net finance receivables	$1,676,230	$1,688,937	$1,751,009	$1,771,410	$1,744,286	$(27,124)	$68,056
Allowance for credit losses	$183,800	$181,400	$184,900	$187,400	$187,100	$(300)	$3,300
Debt	$1,329,677	$1,344,855	$1,372,748	$1,399,814	$1,358,795	$(41,019)	$29,118

	Other Key Metrics Quarterly Trend
	1Q 23	2Q 23	3Q 23	4Q 23	1Q 24	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	28.5%	28.2%	29.0%	28.8%	29.3%	0.5%	0.8%
Efficiency ratio	43.8%	42.6%	44.1%	45.7%	41.9%	(3.8)%	(1.9)%
Operating expense ratio	14.0%	13.6%	14.4%	14.8%	13.7%	(1.1)%	(0.3)%
30+ contractual delinquency	7.2%	6.9%	7.3%	6.9%	7.1%	0.2%	(0.1)%
Net credit loss ratio	10.1%	13.1%	11.0%	15.1%	10.6%	(4.5)%	0.5%
Book value per share	$33.06	$32.71	$33.61	$33.02	$34.10	$1.08	$1.04

Comparison of March 31, 2024, Versus March 31, 2023

The following discussion and table describe the changes in finance receivables by product type:

•
Large Loans (>$2,500) – Large loans outstanding increased by $38.8 million, or 3.2%, to $1.3 billion at March 31, 2024, from $1.2 billion at March 31, 2023. The increase was due to the growth of receivables in branches opened during 2023, increased marketing, and the transition of small loan customers to large loans, partially offset by credit tightening for disciplined growth.
•
Small Loans (≤$2,500) – Small loans outstanding increased by $34.5 million, or 7.6%, to $490.8 million at March 31, 2024, from $456.3 million at March 31, 2023. The increase was due to growth of receivables in branches opened during 2023 and increased marketing, partially offset by credit tightening for disciplined growth and the transition of small loan customers to large loans.
•
Retail Loans – Retail loans outstanding decreased $5.3 million, or 65.2%, to $2.8 million at March 31, 2024, from $8.1 million at March 31, 2023. We ceased accepting applications for our retail loan product offering as of November 2022 to focus on growing our core loan portfolio.

	Net Finance Receivables by Product
Dollars in thousands	1Q 24	1Q 23	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$1,250,647	$1,211,836	$38,811	3.2%
Small loans	490,830	456,313	34,517	7.6%
Retail loans	2,809	8,081	(5,272)	(65.2)%
Total net finance receivables	$1,744,286	$1,676,230	$68,056	4.1%
Number of branches at period end	343	344	(1)	(0.3)%
Net finance receivables per branch	$5,085	$4,873	$212	4.4%

Comparison of the Three Months Ended March 31, 2024, Versus the Three Months Ended March 31, 2023

Net Income. Net income increased $6.5 million, or 75.0%, to $15.2 million during the three months ended March 31, 2024, from $8.7 million during the prior-year period. The increase was due to an increase in revenue of $8.9 million and a decrease in provision for credit losses of $1.2 million, partially offset by an increase in income taxes of $1.8 million, an increase in general and administrative expenses of $1.1 million, and an increase in interest expense of $0.7 million.

Revenue. Total revenue increased $8.9 million, or 6.6%, to $144.3 million during the three months ended March 31, 2024, from $135.4 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $8.4 million, or 7.0%, to $128.8 million during the three months ended March 31, 2024, from $120.4 million during the prior-year period. The increase was primarily due to a 3.9% increase in average net finance receivables and a 0.8% increase in annualized average yield. The increase in yield was due to price increases and product mix, partially offset by the credit impact from macroeconomic conditions on revenue reversals and non-accrual loans. The three months ended March 31, 2024 and March 31, 2023 included reductions in revenue reversals of an estimated $1.7 million and $1.9 million attributable to the loan sales that occurred during the fourth quarters of 2023 and 2022, respectively.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Three Months Ended			Average Yields for the Three Months Ended (1)
Dollars in thousands	1Q 24	1Q 23	YoY % Inc (Dec)	1Q 24	1Q 23	YoY % Inc (Dec)
Large loans	$1,263,491	$1,215,547	3.9%	26.0%	26.0%	—
Small loans	491,911	467,851	5.1%	37.8%	35.0%	2.8%
Retail loans	3,341	8,954	(62.7)%	15.8%	18.6%	(2.8)%
Total interest and fee yield	$1,758,743	$1,692,352	3.9%	29.3%	28.5%	0.8%

(1) Annualized interest and fee income as a percentage of average net finance receivables.

Total originations increased to $326.4 million during the three months ended March 31, 2024, from $303.2 million during the prior-year period. Quarterly origination volume was higher than the prior-year period primarily due to an increase in small loan convenience checks. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Three Months Ended
Dollars in thousands	1Q 24	1Q 23	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$185,074	$193,571	$(8,497)	(4.4)%
Small loans	141,281	109,484	31,797	29.0%
Retail loans	—	146	(146)	(100.0)%
Total loans originated	$326,355	$303,201	$23,154	7.6%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 1Q 24 Compared to 1Q 23 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$3,116	$27	$1	$3,144
Small loans	2,107	3,276	169	5,552
Retail loans	(261)	(63)	39	(285)
Product mix	(238)	308	(70)	—
Total increase in interest and fee income	$4,724	$3,548	$139	$8,411

Insurance Income, Net. Insurance income, net remained constant at $11.0 million during both the three months ended March 31, 2024, and the prior-year period. During both the three months ended March 31, 2024 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums, and life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Three Months Ended
Dollars in thousands	1Q 24	1Q 23	YoY $ B(W)	YoY % B(W)
Earned premiums	$14,499	$15,416	$(917)	(5.9)%
Claims, reserves, and certain direct expenses	(3,525)	(4,457)	932	20.9%
Insurance income, net	$10,974	$10,959	$15	0.1%

Earned premiums decreased by $0.9 million, and claims, reserves, and certain direct expenses decreased by $0.9 million compared to the prior year period. The decrease in earned premiums was primarily due to fewer active policies. The decrease in claims, reserves, and certain direct expenses was primarily due to a decrease in claims expense.

Other Income. Other income increased $0.5 million, or 12.6%, to $4.5 million during the three months ended March 31, 2024, from $4.0 million during the prior-year period, primarily due to higher late charges of $0.2 million associated with portfolio growth and higher interest income of $0.2 million from cash reserves.

Provision for Credit Losses. Our provision for credit losses decreased $1.2 million, or 2.6%, to $46.4 million during the three months ended March 31, 2024, from $47.7 million during the prior-year period. The decrease was due to a change in provision expense of $5.3 million, partially offset by an increase in net credit losses of $4.1 million, in each case compared to the prior-year period. The decrease in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the three months ended March 31, 2024, and the prior-year period, the allowance for credit losses included a release of $0.3 million and build of $5.0 million, respectively. The allowance for credit losses as a percentage of finance receivables decreased to 10.7% as of March 31, 2024, from 11.0% as of the prior-year period due to changes in estimated future macroeconomic impacts on credit losses.

Net Credit Losses. Net credit losses increased $4.1 million, or 9.5%, to $46.7 million during the three months ended March 31, 2024, from $42.7 million during the prior-year period. The increase was primarily due to higher average net finance receivables and the macroeconomic environment. Annualized net credit losses as a percentage of average net finance receivables were 10.6% during the three months ended March 31, 2024, compared to 10.1% during the prior-year period. Our net credit loss ratios during the three months ended March 31, 2024 and March 31, 2023 were inclusive of estimated 270 basis point and 280 basis point benefits from accelerated charge-offs in the fourth quarters of 2023 and 2022, respectively, attributable to the loan sales.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables improved to 7.1% as of March 31, 2024, from 7.2% in the prior-year period.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	1Q 24		1Q 23
Current	$1,489,510	85.4%	$1,438,354	85.8%
1 to 29 days past due	130,578	7.5%	116,723	7.0%
Delinquent accounts:
30 to 59 days	30,020	1.7%	27,428	1.6%
60 to 89 days	25,409	1.5%	25,178	1.5%
90 to 119 days	23,460	1.3%	23,148	1.4%
120 to 149 days	22,163	1.3%	22,263	1.3%
150 to 179 days	23,146	1.3%	23,136	1.4%
Total contractual delinquency	$124,198	7.1%	$121,153	7.2%
Total net finance receivables	$1,744,286	100.0%	$1,676,230	100.0%

	Contractual Delinquency by Product
Dollars in thousands	1Q 24		1Q 23
Large loans	$78,055	6.2%	$74,606	6.2%
Small loans	45,804	9.3%	45,600	10.0%
Retail loans	339	12.1%	947	11.7%
Total contractual delinquency	$124,198	7.1%	$121,153	7.2%

General and Administrative Expenses. Our general and administrative expenses increased $1.1 million, or 1.9%, to $60.4 million during the three months ended March 31, 2024, from $59.3 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which decreased $0.8 million, or 2.0%, to $37.8 million during the three months ended March 31, 2024, from $38.6 million during the prior-year period. The decrease was driven by lower incentive costs of $1.3 million and higher capitalized loan origination costs, which reduce personnel expenses, of $0.4 million. This decrease was partially offset by higher labor expenses of $0.9 million compared to the prior-year period.

Occupancy. Occupancy expenses increased by $0.1 million, or 1.4%, to $6.4 million during the three months ended March 31, 2024, from $6.3 million during the prior-year period. The increase was primarily due to increased rent of $0.2 million.

Marketing. Marketing expenses increased $0.9 million, or 27.7%, to $4.3 million during the three months ended March 31, 2024, from $3.4 million during the prior-year period due to increased activity in our direct mail campaigns of $1.0 million to support growth.

Other Expenses. Other expenses increased $0.9 million, or 7.9%, to $11.9 million during the three months ended March 31, 2024, from $11.1 million during the prior-year period. The increase was due to increases in professional services of $0.5 million and our investment in digital and technological capabilities of $0.3 million compared to the prior-year period.

Operating Expense Ratio. Our annualized operating expense ratio decreased by 0.3% to 13.7% during the three months ended March 31, 2024, from 14.0% during the prior-year period. Our operating expense ratio has improved as we have grown our loan portfolio and controlled expense growth.

Interest Expense. Interest expense increased $0.7 million, or 4.3%, to $17.5 million during the three months ended March 31, 2024, from $16.8 million during the prior-year period. The increase was primarily due to an increase in our average cost of debt as well as an increase in the average balance of our debt facilities. An increase in variable rate funding costs increased our annualized average cost of debt 0.04% to 5.10% during the three months ended March 31, 2024, from 5.06% as of the prior-year period. The average balance of our debt facilities increased to $1.4 billion during the three months ended March 31, 2024, from $1.3 billion during the prior-year period.

Income Taxes. Income taxes increased $1.8 million, or 62.1%, to $4.7 million during the three months ended March 31, 2024, from $2.9 million during the prior-year period. The increase was primarily due to a $8.3 million increase in income before income taxes compared to the prior-year period. Our effective tax rates were 23.7% and 25.1% for the three months ended March 31, 2024 and the prior-year period, respectively. The decrease in the effective tax rate relates primarily to improved state tax mix and an increase in discrete tax benefits related to share-based compensation.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of March 31, 2024, we had a funded debt-to-equity ratio (debt divided by total stockholders’ equity) of 4.0 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 19.2%.

Cash and cash equivalents decreased to $4.2 million as of March 31, 2024, from $7.1 million as of the prior year-end. We had immediate availability to draw down cash from our revolving credit facilities of $165.1 million and $108.1 million as of March 31, 2024 and the prior year-end, respectively. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $478.4 million and $551.5 million as of March 31, 2024, and the prior year-end, respectively. Our total debt was $1.4 billion as of both March 31, 2024, and the prior year-end, respectively.

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving period maturities of our securitizations and warehouse credit facilities (each as described below within “Financing Arrangements and Restricted Cash Reserve Accounts”) range from October 2024 to September 2026. As of March 31, 2024, we did not exercise our right to redeem the notes of our RMIT 2020-1 and RMIT 2021-1 securitizations, for which the revolving periods ended in September 2023 and February 2024, respectively. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Dividends.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for the three months ended March 31, 2024:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 24	February 7, 2024	February 22, 2024	March 14, 2024	$0.30
Total				$0.30

The Board declared and paid $3.0 million of cash dividends on our common stock during the three months ended March 31, 2024. See Note 12, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding our cash dividend following the end of the quarter.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2024 was $58.5 million, compared to $52.6 million during the prior-year period, a net increase of $5.8 million. The increase was primarily due to the growth of our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the three months ended March 31, 2024 was $20.3 million, compared to $20.2 million during the prior-year period, a net increase in cash used of $0.1 million. The increase was primarily driven by increased originations as we grow our loan portfolio, partially offset by increased repayments of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash used in financing activities during the three months ended March 31, 2024 was $44.4 million, compared to $30.0 million during the prior-year period, a net increase in cash used of $14.4 million. The net increase in cash used was primarily due to an increase in the net payments on debt instruments of $15.4 million.

Financing Arrangements and Restricted Cash Reserve Accounts.

As of March 31, 2024, we had five credit facilities outstanding and, from time to time, engaged in the private offering and sale of asset-backed notes. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions. Our debt arrangements described below, other than our senior revolving credit facility, are issued by each of our RMR and RMIT SPEs, which are considered VIEs under GAAP. These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $103.7 million and $109.9 million as of March 31, 2024 and December 31, 2023, respectively. Our debt arrangements also contain various debt covenants. We were in compliance with all such debt covenants as of March 31, 2024.

Revolving Credit Facilities. The following is a summary of our revolving credit facilities as of March 31, 2024:

Dollars in thousands	Capacity	Debt Balance	Effective Interest Rate	Facility Cash Reserve Requirement	Restricted Cash Collection	Maturity Date
Senior	$355,000	$154,208	8.43%	N/A	N/A	Sep 2025
RMR IV warehouse	$125,000	$22,133	8.23%	$284	$2,095	May 2026
RMR V warehouse	$100,000	$51,276	8.28%	$638	$4,678	Nov 2025
RMR VI warehouse	$75,000	$20,640	7.93%	$274	$1,995	Feb 2026
RMR VII warehouse	$75,000	$5,309	8.43%	$66	$479	Oct 2025

Securitizations. The following is a summary of our securitizations as of March 31, 2024:

Dollars in thousands	Issue Amount	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Revolving Period Maturity	Final Maturity Date
RMIT 2020-1	$180,000	$113,089	3.15%	$1,875	$9,003	Sep 2023	Oct 2030
RMIT 2021-1	$248,700	$232,078	2.11%	$2,604	$18,395	Feb 2024	Mar 2031
RMIT 2021-2	$200,000	$200,191	2.30%	$2,083	$14,773	Jul 2026	Aug 2033
RMIT 2021-3	$125,000	$125,202	3.88%	$1,471	$16,107	Sep 2026	Oct 2033
RMIT 2022-1	$250,000	$250,374	3.59%	$2,646	$19,720	Feb 2025	Mar 2032
RMIT 2022-2B (1)	$200,000	$184,295	7.51%	$2,326	$16,422	Oct 2024	Nov 2031

(1) RMR III retained $16.3 million of Class C fixed-rate, asset-backed notes that may be sold in whole or in part on the closing date.

RMC Reinsurance. Our wholly-owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. These reserves are comprised of restricted cash and restricted available-for-sale investments, which totaled $0.3 million and $22.6 million, respectively, as of March 31, 2024.

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

We selected a PD / LGD model to estimate our base allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical net finance receivables are tracked over the term of the pools to identify the incidences of loss (PDs) and the average severity of losses (LGDs).

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of March 31, 2024 by $1.3 million.

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

Regulatory Developments.

On March 7, 2023, the CFPB provided us with the Notice seeking to establish supervisory authority over us pursuant to section 1024(a)(1)(C) of the Consumer Financial Protection Act of 2010. Under that provision, the CFPB may establish supervisory authority over any non-bank covered person that it has reasonable cause to determine is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. We responded to the Notice by voluntarily consenting to the CFPB’s supervisory authority and entering into the Consent Agreement dated January 4, 2024. Pursuant to the Consent Agreement and related CFPB order, the CFPB will have supervisory authority over us for a period of two years ending January 8, 2026. The Consent Agreement does not constitute an admission by us that we are a nonbank covered person who is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. See “Government Regulation” in Part I, Item 1 “Business” and “Risks Related to Regulation and Legal Proceedings” in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a further discussion of the regulation and regulatory risks to which we are subject.

On March 6, 2024, the SEC adopted a final rule to require registrants to disclose certain climate-related information in their registration statements and annual reports. On April 4, 2024, the SEC issued an order staying the effectiveness of the final rule pending completion of the judicial review of consolidated challenges to the rule by the U.S. Court of Appeals for the Eighth Circuit. We will continue to monitor the outcome of this judicial review.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of March 31, 2024, the interest rates on 81.3% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and multiple revolving warehouse credit facilities. As of March 31, 2024, the balances and key terms of the credit facilities were as follows:

Revolving Credit Facility	Balance (in thousands)	Interest Payment Frequency	Rate Type	Floor	Margin	Effective Interest Rate
Senior	$154,208	Monthly	1-month SOFR	0.50%	3.00%	8.43%
RMR IV Warehouse	22,133	Monthly	1-month SOFR	—	2.80%	8.23%
RMR V Warehouse	51,276	Monthly	Conduit	—	2.75%	8.28%
RMR VI Warehouse	20,640	Monthly	1-month SOFR	—	2.50%	7.93%
RMR VII Warehouse	5,309	Monthly	1-month SOFR	—	3.00%	8.43%
Total	$253,566

Based on the underlying rates and the outstanding balances as of March 31, 2024, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $2.5 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other information

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (which was filed with the SEC on February 22, 2024), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2024, none of the Company’s officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.1	Eighth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of February 5, 2024, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	2/7/2024
10.2	Omnibus Amendment to Credit Agreement and Account Control Agreement and Consent, dated as of March 29, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank National Association), acting through its Corporate Trust Services division, as account bank and backup servicer		8-K	001-35477	10.1	4/3/2024
10.3	Amendment No. 5 to the Credit Agreement, dated as of March 29, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, including its successors and permitted assigns, as account bank and backup servicer, and JPMorgan Chase Bank, N.A., as administrative agent		8-K	001-35477	10.2	4/3/2024
10.4	First Amendment to Credit Agreement and Consent, dated as of March 29, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables VI, LLC, as borrower, the lenders parties thereto, and Regions Bank, as administrative agent		8-K	001-35477	10.3	4/3/2024
10.5	First Amendment to Credit Agreement and Consent, dated as of March 29, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables VII, LLC, as borrower, the lenders parties thereto, and BMO Capital Markets Corp., as administrative agent		8-K	001-35477	10.4	4/3/2024
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X
32.1	Section 1350 Certifications	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: May 3, 2024	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)