Form 10-Q
period 2024-06-30
Regional Management Corp.
filed 2024-08-02
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 30, 2024, the registrant had outstanding 10,155,600 shares of Common Stock, $0.10 par value.

Regional Management Corp.

QUARTERLY Report on Form 10-Q

Fiscal Quarter Ended June 30, 2024

GLOSSARY

Terms and abbreviations used in this report are defined below:

Term or Abbreviation	Definition
2007 Plan	2007 Management Incentive Plan
2011 Plan	2011 Stock Incentive Plan
2015 Plan	2015 Long-Term Incentive Plan
2024 Plan	2024 Long-Term Incentive Plan
ASU	Accounting Standards Update
Board	the Company's Board of Directors
CFPB	Consumer Financial Protection Bureau
Company	Regional Management Corp.
Consent Agreement	Consent Agreement between the CFPB and the Company dated January 4, 2024
CSPU	cash-settled performance unit
Efficiency ratio	annualized general and administrative expenses as a percentage of total revenue
Exchange Act	the Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standard Board
FICO	Fair Isaac Corporation
GAAP	U.S. Generally Accepted Accounting Principles
KTIP	key team member incentive program
LGD	loss given default
LTIP	long-term incentive program
Net credit loss ratio	annualized net credit losses as a percentage of average net finance receivables
Notice	notice provided by the CFPB to the Company dated March 7, 2023
NQSO	nonqualified stock option
Operating expense ratio	annualized general and administrative expenses as a percentage of average net finance receivables
PD	probability of default
PRSU	performance restricted stock unit
RMIT	Regional Management Issuance Trust
RMR	Regional Management Receivables
RMR II	Regional Management Receivables II, LLC
RMR III	Regional Management Receivables III, LLC
RMR IV	Regional Management Receivables IV, LLC
RMR V	Regional Management Receivables V, LLC
RMR VI	Regional Management Receivables VI, LLC
RMR VII	Regional Management Receivables VII, LLC
RSA	restricted stock award
RSU	restricted stock unit
SEC	Securities and Exchange Commission
SOFR	secured overnight financing rate
SPE	wholly owned, bankruptcy-remote, special purpose entity
VIE	variable interest entity

Part I – financial information

ITEM 1. FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets
Cash	$4,323	$4,509
Net finance receivables	1,773,743	1,771,410
Unearned insurance premiums	(46,081)	(47,892)
Allowance for credit losses	(185,400)	(187,400)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,542,262	1,536,118
Restricted cash	138,891	124,164
Lease assets	35,144	34,303
Intangible assets	19,264	15,846
Property and equipment	13,411	13,787
Deferred tax assets, net	12,376	13,641
Restricted available-for-sale investments	2,157	22,740
Other assets	21,224	29,419
Total assets	$1,789,052	$1,794,527
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,378,449	$1,399,814
Unamortized debt issuance costs	(5,616)	(4,578)
Net debt	1,372,833	1,395,236
Lease liabilities	37,286	36,576
Accounts payable and accrued expenses	34,030	40,442
Total liabilities	1,444,149	1,472,254
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,962 shares issued and 10,156 shares outstanding at June 30, 2024 and 14,566 shares issued and 9,759 shares outstanding at December 31, 2023)	1,496	1,457
Additional paid-in capital	126,373	121,752
Retained earnings	367,216	349,579
Accumulated other comprehensive loss	(39)	(372)
Treasury stock (4,807 shares at June 30, 2024 and December 31, 2023)	(150,143)	(150,143)
Total stockholders’ equity	344,903	322,273
Total liabilities and stockholders’ equity	$1,789,052	$1,794,527

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Interest and fee income	$127,898	$118,083	$256,716	$238,490
Insurance income, net	10,507	11,203	21,481	22,162
Other income	4,620	4,198	9,136	8,210
Total revenue	143,025	133,484	287,333	268,862

Expenses
Provision for credit losses	53,802	52,551	100,225	100,219

Personnel	37,097	36,419	74,917	75,016
Occupancy	6,149	6,158	12,524	12,446
Marketing	4,836	3,844	9,151	7,223
Other	12,054	10,475	23,992	21,534
Total general and administrative expenses	60,136	56,896	120,584	116,219

Interest expense	17,865	16,224	35,369	33,006
Income before income taxes	11,222	7,813	31,155	19,418
Income taxes	2,777	1,790	7,505	4,706

Net income	$8,445	$6,023	$23,650	$14,712
Net income per common share:
Basic	$0.88	$0.64	$2.47	$1.57
Diluted	$0.86	$0.63	$2.41	$1.53
Weighted-average common shares outstanding:
Basic	9,613	9,399	9,591	9,363
Diluted	9,863	9,566	9,805	9,595

Other comprehensive income, net of tax
Unrealized income on restricted available-for-sale investments	228	14	423	277
Other comprehensive income, before tax	228	14	423	277
Income taxes related to items of other comprehensive income	(48)	(3)	(90)	(58)
Other comprehensive income, net of tax	180	11	333	219
Total comprehensive income	$8,625	$6,034	$23,983	$14,931

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30, 2024
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, March 31, 2024	14,675	$1,468	$123,563	$361,791	$(219)	$(150,143)	$336,460
Cash dividends	—	—	—	(3,020)	—	—	(3,020)
Issuance of restricted stock awards	304	30	(30)	—	—	—	—
Shares withheld related to net share settlement	(17)	(2)	(428)	—	—	—	(430)
Share-based compensation	—	—	3,268	—	—	—	3,268
Net income	—	—	—	8,445	—	—	8,445
Other comprehensive income	—	—	—	—	180	—	180
Balance, June 30, 2024	14,962	$1,496	$126,373	$367,216	$(39)	$(150,143)	$344,903

	Three Months Ended June 30, 2023
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, March 31, 2023	$14,385	$1,438	$114,452	$351,324	$(378)	$(150,143)	$316,693
Cash dividends	—	—	—	(3,001)	—	—	(3,001)
Issuance of restricted stock awards	266	27	(27)	—	—	—	—
Exercise of stock options	18	2	287	—	—	—	289
Shares withheld related to net share settlement	(33)	(3)	(846)	—	—	—	(849)
Share-based compensation	—	—	2,336	—	—	—	2,336
Net income	—	—	—	6,023	—	—	6,023
Other comprehensive income	—	—	—	—	11	—	11
Balance, June 30, 2023	14,636	$1,464	$116,202	$354,346	$(367)	$(150,143)	$321,502

	Six Months Ended June 30, 2024
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2023	14,566	$1,457	$121,752	$349,579	$(372)	$(150,143)	$322,273
Cash dividends	—	—	—	(6,013)	—	—	(6,013)
Issuance of restricted stock awards	414	41	(41)	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(18)	(2)	(438)	—	—	—	(440)
Share-based compensation	—	—	5,100	—	—	—	5,100
Net income	—	—	—	23,650	—	—	23,650
Other comprehensive income	—	—	—	—	333	—	333
Balance, June 30, 2024	14,962	$1,496	$126,373	$367,216	$(39)	$(150,143)	$344,903

	Six Months Ended June 30, 2023
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2022	14,330	$1,433	$112,384	$345,545	$(586)	$(150,143)	$308,633
Cash dividends	—	—	—	(5,911)	—	—	(5,911)
Issuance of restricted stock awards	322	32	(32)	—	—	—	—
Exercise of stock options	18	2	287	—	—	—	289
Shares withheld related to net share settlement	(34)	(3)	(877)	—	—	—	(880)
Share-based compensation	—	—	4,440	—	—	—	4,440
Net income	—	—	—	14,712	—	—	14,712
Other comprehensive income	—	—	—	—	219	—	219
Balance, June 30, 2023	14,636	$1,464	$116,202	$354,346	$(367)	$(150,143)	$321,502

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$23,650	$14,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	100,225	100,219
Depreciation and amortization	6,881	7,644
Amortization of deferred origination fees and costs	(7,577)	(7,246)
Loss on disposal of intangibles, property, and equipment	285	437
Share-based compensation	5,100	4,440
Deferred income taxes, net	1,175	(1,526)
Changes in operating assets and liabilities:
Decrease in unearned insurance premiums	(1,811)	(1,949)
Increase in lease assets	(841)	(475)
Decrease in other assets	8,706	4,262
Decrease in accounts payable and accrued expenses	(6,537)	(6,231)
Increase in lease liabilities	710	438
Net cash provided by operating activities	129,966	114,725
Cash flows from investing activities:
Originations of finance receivables	(754,018)	(706,642)
Repayments of finance receivables	656,435	628,078
Purchases of intangible assets	(5,626)	(3,633)
Purchases of property and equipment	(2,235)	(2,794)
Purchase of restricted available-for-sale investments	(3,832)	(1,900)
Proceeds from maturities of restricted available-for-sale investments	24,715	2,117
Net cash used in investing activities	(84,561)	(84,774)
Cash flows from financing activities:
Advances on revolving credit facilities	766,117	821,658
Payments on revolving credit facilities	(843,994)	(832,264)
Advances on securitizations	187,305	—
Payments on securitizations	(130,612)	—
Payments for debt issuance costs	(3,048)	(2,763)
Taxes paid related to net share settlement of equity awards	(286)	(998)
Cash dividends	(6,346)	(6,210)
Proceeds from exercise of stock options	—	289
Net cash used in financing activities	(30,864)	(20,288)
Net change in cash and restricted cash	14,541	9,663
Cash and restricted cash at beginning of period	128,673	131,799
Cash and restricted cash at end of period	$143,214	$141,462
Supplemental cash flow information:
Interest paid	$33,074	$29,170
Income taxes paid (refunded)	$(90)	$1,188
Operating leases paid	$5,641	$4,738
Non-cash lease assets and liabilities acquired	$5,278	$4,370

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	June 30, 2024	December 31, 2023	June 30, 2023
Cash	$4,323	$4,509	$10,330
Restricted cash	138,891	124,164	131,132
Total cash and restricted cash	$143,214	$128,673	$141,462

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering large loans, small loans, and related payment and collateral protection insurance products. The Company formerly offered retail loans but ceased accepting applications for retail loan products effective November 2022. The Company continues to own and service its existing portfolio of retail loans. As of June 30, 2024, the Company operated under the name “Regional Finance” online and in branch locations in 19 states across the United States.

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

Share-based compensation: The Company measures compensation cost for share-based awards at estimated fair value and recognizes compensation expense over the service period for awards expected to vest. The Company uses the closing stock price on the date of grant as the fair value of RSAs, performance-contingent RSUs, and service-based RSUs. The fair value of NQSOs is determined using the Black-Scholes valuation model, and the fair value of PRSUs is determined using the Monte Carlo valuation model. The Black-Scholes and Monte Carlo models require the input of assumptions, including expected volatility, expected dividends, expected term, risk-free interest rate, and a discount associated with post-vest holding restrictions, changes to which can affect the fair value estimate. Expected volatility is based on the Company’s historical stock price volatility. Expected dividends are calculated using the expected dividend yield (annualized dividends divided by the grant date stock price). The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero-coupon U.S. Treasury bond rate over the expected term of the awards. The estimated discount associated with post-vest holding restrictions is calculated using a blend of the Finnerty and Chaffe models. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	June 30, 2024	December 31, 2023
Large loans	$1,266,032	$1,274,137
Small loans	505,640	493,473
Retail loans	2,071	3,800
Net finance receivables	$1,773,743	$1,771,410

Net finance receivables included net deferred origination fees and costs of $14.2 million and $15.1 million as of June 30, 2024 and December 31, 2023, respectively.

The credit quality of the Company’s finance receivable portfolio is dependent on the Company’s ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as it manages and grows its portfolio. The allowance for credit losses uses FICO scores and delinquency as key data points in estimating the allowance. The Company uses six FICO band categories to assess FICO scores. The first three FICO band categories include subprime FICO scores below 620. The fourth and fifth FICO band categories include near-prime FICO scores ranging from 620 to 659. The sixth FICO band category includes prime FICO scores of 660 or higher.

Net finance receivables by product, FICO band at origination, and origination year as of June 30, 2024 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$47,762	$58,131	$18,964	$6,212	$1,431	$665	$133,165
2	29,083	31,972	10,225	3,083	454	191	75,008
3	47,051	58,352	27,902	8,357	946	158	142,766
4	65,416	83,193	41,088	11,697	1,618	230	203,242
5	69,913	90,889	45,146	14,545	1,906	134	222,533
6	148,723	211,954	96,478	28,250	3,752	161	489,318
Total large loans	$407,948	$534,491	$239,803	$72,144	$10,107	$1,539	$1,266,032
Small Loans:
FICO Band
1	$42,607	$29,277	$4,291	$656	$86	$41	$76,958
2	19,202	14,657	2,078	209	9	10	36,165
3	30,526	24,420	2,688	206	9	4	57,853
4	40,140	32,666	3,170	186	6	7	76,175
5	44,373	39,626	4,648	166	4	4	88,821
6	89,227	71,556	8,648	227	5	5	169,668
Total small loans	$266,075	$212,202	$25,523	$1,650	$119	$71	$505,640
Retail Loans:
FICO Band
1	$—	$1	$1	$—	$1	$2	$5
2	—	—	119	10	—	1	130
3	—	—	355	84	—	1	440
4	—	—	411	155	7	5	578
5	—	—	302	126	3	4	435
6	—	—	330	147	5	1	483
Total retail loans	$—	$1	$1,518	$522	$16	$14	$2,071
Total Loans:
FICO Band
1	$90,369	$87,409	$23,256	$6,868	$1,518	$708	$210,128
2	48,285	46,629	12,422	3,302	463	202	111,303
3	77,577	82,772	30,945	8,647	955	163	201,059
4	105,556	115,859	44,669	12,038	1,631	242	279,995
5	114,286	130,515	50,096	14,837	1,913	142	311,789
6	237,950	283,510	105,456	28,624	3,762	167	659,469
Total loans	$674,023	$746,694	$266,844	$74,316	$10,242	$1,624	$1,773,743

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2023 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$83,107	$28,068	$9,542	$2,510	$980	$347	$124,554
2	46,855	16,964	5,342	1,077	309	83	70,630
3	86,191	45,778	14,999	2,201	316	66	149,551
4	120,054	65,753	20,712	3,481	592	55	210,647
5	128,901	69,706	23,779	4,043	496	22	226,947
6	291,795	144,663	46,630	7,936	732	52	491,808
Total large loans	$756,903	$370,932	$121,004	$21,248	$3,425	$625	$1,274,137
Small Loans:
FICO Band
1	$64,664	$10,459	$1,625	$172	$68	$18	$77,006
2	31,289	5,886	724	36	11	9	37,955
3	51,222	8,099	717	31	6	1	60,076
4	65,743	10,074	679	19	10	3	76,528
5	74,207	13,838	632	14	4	1	88,696
6	126,400	25,679	1,111	15	5	2	153,212
Total small loans	$413,525	$74,035	$5,488	$287	$104	$34	$493,473
Retail Loans:
FICO Band
1	$1	$—	$2	$1	$1	$5	$10
2	—	213	30	—	—	—	243
3	—	634	211	3	1	1	850
4	—	650	352	36	—	4	1,042
5	—	508	278	24	—	4	814
6	—	524	286	28	2	1	841
Total retail loans	$1	$2,529	$1,159	$92	$4	$15	$3,800
Total Loans:
FICO Band
1	$147,772	$38,527	$11,169	$2,683	$1,049	$370	$201,570
2	78,144	23,063	6,096	1,113	320	92	108,828
3	137,413	54,511	15,927	2,235	323	68	210,477
4	185,797	76,477	21,743	3,536	602	62	288,217
5	203,108	84,052	24,689	4,081	500	27	316,457
6	418,195	170,866	48,027	7,979	739	55	645,861
Total loans	$1,170,429	$447,496	$127,651	$21,627	$3,533	$674	$1,771,410

Credit losses by product and origination year for the six months ended June 30, 2024 and 2023, respectively, are as follows:

	Credit Losses by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Credit Losses
Large loans	$280	$33,165	$25,664	$7,228	$1,012	$319	$67,668
Small loans	364	30,172	8,416	674	34	18	39,678
Retail loans	—	—	291	154	11	4	460
Total loans	$644	$63,337	$34,371	$8,056	$1,057	$341	$107,806

	Credit Losses by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Total Credit Losses
Large loans	$243	$35,477	$21,693	$3,207	$970	$168	$61,758
Small loans	196	31,402	7,711	475	41	3	39,828
Retail loans	—	328	233	47	22	2	632
Total loans	$439	$67,207	$29,637	$3,729	$1,033	$173	$102,218

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	June 30, 2024
	Large		Small		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$1,081,617	85.5%	$414,192	81.9%	$1,410	68.0%	$1,497,219	84.4%
1 to 29 days past due	107,983	8.5%	45,433	9.0%	372	18.0%	153,788	8.7%
Delinquent accounts
30 to 59 days	22,025	1.7%	12,822	2.6%	77	3.7%	34,924	1.9%
60 to 89 days	17,373	1.4%	10,261	2.0%	55	2.7%	27,689	1.6%
90 to 119 days	13,407	1.1%	8,135	1.6%	65	3.1%	21,607	1.2%
120 to 149 days	11,825	0.9%	7,471	1.5%	37	1.8%	19,333	1.1%
150 to 179 days	11,802	0.9%	7,326	1.4%	55	2.7%	19,183	1.1%
Total delinquency	$76,432	6.0%	$46,015	9.1%	$289	14.0%	$122,736	6.9%
Total net finance receivables	$1,266,032	100.0%	$505,640	100.0%	$2,071	100.0%	$1,773,743	100.0%
Net finance receivables in nonaccrual status	$40,509	3.2%	$24,557	4.9%	$183	8.8%	$65,249	3.7%

	December 31, 2023
	Large		Small		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$1,084,518	85.1%	$406,203	82.4%	$2,620	69.0%	$1,493,341	84.3%
1 to 29 days past due	109,483	8.6%	45,119	9.1%	594	15.6%	155,196	8.8%
Delinquent accounts
30 to 59 days	22,587	1.7%	12,053	2.4%	116	3.1%	34,756	1.9%
60 to 89 days	19,844	1.6%	11,253	2.3%	115	3.0%	31,212	1.8%
90 to 119 days	16,951	1.3%	10,030	2.0%	126	3.2%	27,107	1.5%
120 to 149 days	10,938	0.9%	4,247	0.9%	132	3.5%	15,317	0.9%
150 to 179 days	9,816	0.8%	4,568	0.9%	97	2.6%	14,481	0.8%
Total delinquency	$80,136	6.3%	$42,151	8.5%	$586	15.4%	$122,873	6.9%
Total net finance receivables	$1,274,137	100.0%	$493,473	100.0%	$3,800	100.0%	$1,771,410	100.0%
Net finance receivables in nonaccrual status	$44,627	3.5%	$21,850	4.4%	$394	10.4%	$66,871	3.8%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended June 30, 2024 and 2023, the Company reversed $6.5 million and $6.4 million of accrued interest as reductions of interest and fee income, respectively. The Company reversed $11.6 million and $11.1 million of accrued interest as reductions of interest and fee income for the six months ended June 30, 2024 and 2023, respectively.

The following are reconciliations of the allowance for credit losses by product for the three and six months ended June 30, 2024 and 2023:

Dollars in thousands	Large	Small	Retail	Total
Beginning balance at April 1, 2024	$126,528	$60,142	$430	$187,100
Provision for credit losses	31,493	22,271	38	53,802
Credit losses	(35,957)	(22,490)	(166)	(58,613)
Recoveries	1,914	1,175	22	3,111
Ending balance at June 30, 2024	$123,978	$61,098	$324	$185,400
Net finance receivables at June 30, 2024	$1,266,032	$505,640	$2,071	$1,773,743
Allowance as percentage of net finance receivables at June 30, 2024	9.8%	12.1%	15.6%	10.5%

Dollars in thousands	Large	Small	Retail	Total
Beginning balance at April 1, 2023	$120,382	$62,112	$1,306	$183,800
Provision for credit losses	33,556	18,759	236	52,551
Credit losses	(33,661)	(23,448)	(500)	(57,609)
Recoveries	1,596	1,045	17	2,658
Ending balance at June 30, 2023	$121,873	$58,468	$1,059	$181,400
Net finance receivables at June 30, 2023	$1,238,031	$444,590	$6,316	$1,688,937
Allowance as percentage of net finance receivables at June 30, 2023	9.8%	13.2%	16.8%	10.7%

Dollars in thousands	Large	Small	Retail	Total
Beginning balance at January 1, 2024	$127,992	$58,736	$672	$187,400
Provision for credit losses	60,148	40,000	77	100,225
Credit losses	(67,668)	(39,678)	(460)	(107,806)
Recoveries	3,506	2,040	35	5,581
Ending balance at June 30, 2024	$123,978	$61,098	$324	$185,400
Net finance receivables at June 30, 2024	$1,266,032	$505,640	$2,071	$1,773,743
Allowance as percentage of net finance receivables at June 30, 2024	9.8%	12.1%	15.6%	10.5%

Dollars in thousands	Large	Small	Retail	Total
Beginning balance at January 1, 2023	$119,592	$57,915	$1,293	$178,800
Provision for credit losses	61,265	38,578	376	100,219
Credit losses	(61,758)	(39,828)	(632)	(102,218)
Recoveries	2,774	1,803	22	4,599
Ending balance at June 30, 2023	$121,873	$58,468	$1,059	$181,400
Net finance receivables at June 30, 2023	$1,238,031	$444,590	$6,316	$1,688,937
Allowance as percentage of net finance receivables at June 30, 2023	9.8%	13.2%	16.8%	10.7%

The Company uses certain loan modification programs for borrowers experiencing financial difficulties as a loss mitigation strategy to improve collectability of the loans and assist customers through financial setbacks. The programs consist of offering payment deferrals, interest rate reductions, term extensions, and, in limited instances, settlements. Customers may also pursue financial assistance through external sources, such as filing for bankruptcy protection. Modification programs available to our customers are described in more detail below:

•
Customers with temporary hardships may be offered payment deferrals related to past due payments. Such deferrals extend the customer’s maturity date and are generally considered insignificant delays. During the second quarter of 2023, the Company enhanced its policy for determining an insignificant delay in payment. The Company’s previous policy for an insignificant delay in payment was two or fewer deferrals in a rolling twelve-month period, which was updated to be three or fewer deferrals in a rolling twelve-month period. The rolling twelve-month period for the prior-year disclosures begins on or after January 1, 2023 (the date of adoption). The change had no material impact to the Company's disclosures.
•
Customers with delinquent loans who meet certain criteria are eligible to receive a reduced interest rate and/or term extension, making the monthly payments more affordable.
•
The Company may also agree to settle a past-due loan by accepting less than the full principal balance owed in certain limited cases once it is determined that collection of the entire outstanding balance is unlikely.
•
Customers who receive bankruptcy protection may receive principal forgiveness, interest rate reductions, and/or term extensions.

The information relating to modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

	As of and for the Three Months Ended June 30, 2024
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction & term extension	$2,635	0.2%	$461	0.1%	$3,096	0.2%
Term extension	2,117	0.2%	438	0.1%	2,555	0.1%
Interest rate reduction	651	0.1%	179	—	830	—
Principal forgiveness, interest rate reduction, & term extension	162	—	7	—	169	—
Total	$5,565	0.4%	$1,085	0.2%	$6,650	0.4%

	As of and for the Three Months Ended June 30, 2023
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction & term extension	$3,162	0.3%	678	0.2%	$3,840	0.2%
Principal forgiveness, interest rate reduction, & term extension	109	—	16	—	125	—
Total	$3,271	0.3%	$694	0.2%	$3,965	0.2%

	As of and for the Six Months Ended June 30, 2024
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction & term extension	$6,111	0.5%	$1,051	0.2%	$7,162	0.4%
Term extension	2,496	0.2%	538	0.1%	3,034	0.2%
Interest rate reduction	699	0.1%	181	—	880	—
Principal forgiveness, interest rate reduction, & term extension	287	—	19	—	306	—
Total	$9,593	0.8%	$1,789	0.4%	$11,382	0.6%

	As of and for the Six Months Ended June 30, 2023
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction & term extension	$7,706	0.6%	1,568	0.4%	$9,274	0.5%
Principal forgiveness, interest rate reduction, & term extension	131	—	19	—	150	—
Total	$7,837	0.6%	$1,587	0.4%	$9,424	0.6%

The financial effects of the modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

Three Months Ended June 30, 2024
Loan Modification	Product	Financial Effect
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 9.6%.
	Small loans	Reduced the weighted-average contractual interest rate by 17.6%.
Term extension	Large loans	Added a weighted-average 1.1 years to the life of loans.
	Small loans	Added a weighted-average 1.0 years to the life of loans.

Three Months Ended June 30, 2023
Loan Modification	Product	Financial Effect
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.2 million.
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 10.0%.
	Small loans	Reduced the weighted-average contractual interest rate by 14.6%.
Term extension	Large loans	Added a weighted-average 1.4 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.

Six Months Ended June 30, 2024
Loan Modification	Product	Financial Effect
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.6 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.3 million.
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 8.4%.
	Small loans	Reduced the weighted-average contractual interest rate by 15.5%.
Term extension	Large loans	Added a weighted-average 1.3 years to the life of loans.
	Small loans	Added a weighted-average 1.2 years to the life of loans.

Six Months Ended June 30, 2023
Loan Modification	Product	Financial Effect
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.5 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.3 million.
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 11.3%.
	Small loans	Reduced the weighted-average contractual interest rate by 13.5%.
Term extension	Large loans	Added a weighted-average 1.4 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.

The following table provides the amortized cost basis for modifications made to borrowers experiencing financial difficulty within the previous twelve months that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the periods indicated are as follows:

	As of and for the Three Months Ended June 30, 2024
Dollars in thousands	Large	Small	Total
Interest rate reduction & term extension	$1,141	$235	$1,376
Term extension	45	15	60
Principal forgiveness, interest rate reduction, & term extension	26	—	26
Total	$1,212	$250	$1,462

	As of and for the Three Months Ended June 30, 2023
Dollars in thousands	Large	Small	Total
Interest rate reduction & term extension	$301	$70	$371
Total	$301	$70	$371

	As of and for the Six Months Ended June 30, 2024
Dollars in thousands	Large	Small	Total
Interest rate reduction & term extension	$1,453	$278	$1,731
Term extension	53	16	69
Principal forgiveness, interest rate reduction, & term extension	27	4	31
Total	$1,533	$298	$1,831

	As of and for the Six Months Ended June 30, 2023
Dollars in thousands	Large	Small	Total
Interest rate reduction & term extension	$301	$70	$371
Total	$301	$70	$371

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty within the previous twelve months for the period indicated are as follows:

	June 30, 2024
Dollars in thousands	Large	Small	Total
Current	$12,113	$2,071	$14,184
30 - 89 days past due	2,000	387	2,387
90+ days past due	1,066	253	1,319
Total (1)	$15,179	$2,711	$17,890

(1) Excludes modified finance receivables that subsequently charged off of $1.5 million and $0.3 million in large and small loans, respectively.

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty on or after January 1, 2023 for the period indicated are as follows:

	June 30, 2023
Dollars in thousands	Large	Small	Total
Current	$6,819	$1,314	$8,133
30 - 89 days past due	817	229	1,046
90+ days past due	201	44	245
Total (1)	$7,837	$1,587	$9,424

(1) Excludes modified finance receivables that subsequently charged off of $39 thousand and $5 thousand in large and small loans, respectively.
Note 4. Restricted Available-for-Sale Investments

The following tables reconcile the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted available-for-sale investments as of the periods indicated:

	June 30, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$2,206	$—	$(49)	$2,157

	December 31, 2023
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$23,211	$1	$(472)	$22,740

The following tables include the gross unrealized losses and estimated fair values of restricted available-for-sale investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$—	$—	$2,157	$(49)	$2,157	$(49)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$—	$—	$18,633	$(472)	$18,633	$(472)

The restricted available-for-sale investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $3 thousand and $0.3 million as of June 30, 2024 and December 31, 2023, respectively. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted available-for-sale investments.

The following table includes the amortized cost and estimated fair values of restricted available-for-sale investments by contractual maturity as of the periods indicated:

	June 30, 2024
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$2,206	$2,157
Due within one year to five years	—	—
Due within five years to ten years	—	—
Due after ten years	—	—
Total restricted available-for-sale investments	$2,206	$2,157

The Company had no proceeds from sold restricted available-for-sale investments during the three and six months ended June 30, 2024 and 2023, respectively.

The Company had no gross realized gains or losses during the three and six months ended June 30, 2024 and 2023, respectively. For additional information on the Company's restricted available-for-sale investments, see Note 7, "Disclosure About Fair Value of Financial Instruments."

Note 5. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	June 30, 2024			December 31, 2023
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Senior revolving credit facility	$145,701	$(709)	$144,992	$195,462	$(606)	$194,856
RMR IV revolving warehouse credit facility	10	—	10	3,197	—	3,197
RMR V revolving warehouse credit facility	13,122	—	13,122	26,718	—	26,718
RMR VI revolving warehouse credit facility	4,744	—	4,744	15,953	—	15,953
RMR VII revolving warehouse credit facility	3,503	—	3,503	4,216	—	4,216
RMIT 2020-1 securitization	84,600	—	84,600	145,290	—	145,290
RMIT 2021-1 securitization	178,886	—	178,886	248,915	(141)	248,774
RMIT 2021-2 securitization	200,191	(892)	199,299	200,192	(1,106)	199,086
RMIT 2021-3 securitization	125,202	(707)	124,495	125,202	(864)	124,338
RMIT 2022-1 securitization	250,374	(566)	249,808	250,374	(991)	249,383
RMIT 2022-2B securitization	184,295	(348)	183,947	184,295	(870)	183,425
RMIT 2024-1 securitization	187,821	(2,394)	185,427	—	—	—
Total	$1,378,449	$(5,616)	$1,372,833	$1,399,814	$(4,578)	$1,395,236
Unused amount of revolving credit facilities (subject to borrowing base)	$564,384			$551,508

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. These credit facilities had $2.0 million and $2.4 million in such costs as of June 30, 2024 and December 31, 2023, respectively.

Senior Revolving Credit Facility: In February 2024, the Company amended its senior revolving credit facility to, among other things, reduce the availability under the facility from $420 million to $355 million and extend the maturity date to September 2025. Excluding the receivables held by the Company’s VIEs, the senior revolving credit facility is secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. Advances on the senior revolving credit facility are capped at 83% of eligible finance receivables (73% of eligible finance receivables as of June 30, 2024).

Borrowings under the facility bear interest, payable monthly, at rates equal to one-month SOFR with a floor of not less than 0.50%, plus a 3.00% margin and a benchmark adjustment. The effective interest rate was 8.43% at June 30, 2024. The Company pays an unused commitment fee between 0.50% and 1.00% based upon the average outstanding balance. As of June 30, 2024, the Company had $133.7 million of immediate available liquidity to draw down cash under the facility and held $4.3 million in unrestricted cash.

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $103.4 million and $109.9 million as of June 30, 2024 and December 31, 2023, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

The following table presents the assets and liabilities of our consolidated VIEs:

Dollars in thousands	(Unaudited) June 30, 2024	December 31, 2023
Assets
Cash	$380	$378
Net finance receivables	1,308,676	1,278,568
Allowance for credit losses	(134,533)	(133,207)
Restricted cash	118,031	123,899
Other assets	2,967	2,880
Total assets	$1,295,521	$1,272,518
Liabilities
Net debt	$1,227,841	$1,200,380
Accounts payable and accrued expenses	33	218
Total liabilities	$1,227,874	$1,200,598

RMR IV Revolving Warehouse Credit Facility: In April 2021, the Company and its SPE, RMR IV, entered into a credit agreement that provides for a $125 million revolving warehouse credit facility to RMR IV. In April and May 2023, the Company and RMR IV amended and restated the credit agreement that provides for a revolving warehouse credit facility to (i) extend the amortizing loan conversion date from April 2023 to May 2025 and the termination date from April 2024 to May 2026; (ii) decrease the capped advances on the facility from 81% to 77% of eligible finance receivables; and (iii) increase the margin from 2.35% to 2.80%. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR IV. Advances on the facility are capped at 79% of eligible finance receivables following a March 2024 amendment (79% of eligible finance receivables as of June 30, 2024).

Borrowings under the facility bear interest, payable monthly, at rates equal to one-month SOFR plus a margin of 2.80% and a benchmark adjustment. The effective interest rate was 8.23% as of June 30, 2024. RMR IV pays an unused commitment fee between 0.35% and 0.70% based upon the average daily utilization of the facility. RMR IV had $11.4 million of immediate availability to draw down cash under the facility and held $0.3 million in restricted cash reserves as of June 30, 2024 to satisfy provisions of the credit agreement.

RMR V Revolving Warehouse Credit Facility: In November 2022, the Company and its SPE, RMR V, amended and restated the credit agreement that provides for a $100 million revolving warehouse credit facility to RMR V to extend the date at which the facility converts to an amortizing loan and the termination date to November 2024 and November 2025, respectively. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR V. Advances on the facility are capped at 80% of eligible finance receivables (80% of eligible finance receivables as of June 30, 2024).

Borrowings under the facility bear interest, payable monthly, at a per annum rate, which in the case of a conduit lender is the commercial paper rate, plus a margin of 2.75%. The effective interest rate was 8.28% as of June 30, 2024. RMR V pays an unused commitment fee between 0.45% and 0.75% based upon the average daily utilization of the facility. RMR V had no immediate availability to draw down cash under the facility and held $0.2 million in restricted cash reserves as of June 30, 2024 to satisfy provisions of the credit agreement.

RMR VI Revolving Warehouse Credit Facility: In February 2023, the Company and its SPE, RMR VI, entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VI. The facility converts to an amortizing loan in February 2025 and terminates in February 2026. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR VI. Advances on the facility are capped at 75% of eligible finance receivables (previously 80%) following a March 2024 amendment (75% of eligible finance receivables as of June 30, 2024).

Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 2.50%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 7.93% as of June 30, 2024. RMR VI pays a monthly unused commitment fee of 0.50%. RMR VI had no immediate availability to draw down cash under the facility and held $0.1 million in restricted cash reserves as of June 30, 2024 to satisfy provisions of the credit agreement.

RMR VII Revolving Warehouse Credit Facility: In April 2023, the Company and its SPE, RMR VII, entered into a credit agreement that provides for a $75 million revolving warehouse credit facility to RMR VII. The facility converts to an amortizing loan in October 2024 and terminates in October 2025. The debt is secured by finance receivables and other related assets that the Company purchased from its affiliates, which the Company then sold and transferred to RMR VII. Advances on the facility are capped at 80% of eligible finance receivables (80% of eligible finance receivables as of June 30, 2024).

Borrowings under the facility bear interest, payable monthly, at a rate equal to one-month SOFR, plus (i) 0.10% per annum, (ii) a margin of 3.00%, and (iii) the applicable step-up margin (0.00% during the revolving period). The effective interest rate was 8.43% as of June 30, 2024. RMR VII pays a monthly unused commitment fee ranging between 0.45% and 0.65%. RMR VII had no immediate availability to draw down cash under the facility and held $43 thousand in restricted cash reserves as of June 30, 2024 to satisfy provisions of the credit agreement.

RMIT 2020-1 Securitization: In September 2020, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2020-1, completed a private offering and sale of $180 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2020-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2020-1. The notes had a revolving period ending in September 2023, with a final maturity date in October 2030. RMIT 2020-1 held $1.9 million in restricted cash reserves as of June 30, 2024 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2020-1 securitization bear interest, payable monthly, at an effective interest rate of 3.42% as of June 30, 2024. Prior to maturity in October 2030, the Company may redeem the notes in full, but not in part.

RMIT 2021-1 Securitization: In February 2021, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2021-1, completed a private offering and sale of $249 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-1. The notes had a revolving period ending in February 2024, with a final maturity date in March 2031. RMIT 2021-1 held $2.6 million in restricted cash reserves as of June 30, 2024 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-1 securitization bear interest, payable monthly, at an effective interest rate of 2.24% as of June 30, 2024. Prior to maturity in March 2031, the Company may redeem the notes in full, but not in part.

RMIT 2021-2 Securitization: In July 2021, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2021-2, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2021-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-2. The notes have a revolving period ending in July 2026, with a final maturity date in August 2033. RMIT 2021-2 held $2.1 million in restricted cash reserves as of June 30, 2024 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-2 securitization bear interest, payable monthly, at an effective interest rate of 2.30% as of June 30, 2024. Prior to maturity in August 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in August 2026. No payments of principal of the notes will be made during the revolving period.

RMIT 2021-3 Securitization: In October 2021, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2021-3, completed a private offering and sale of $125 million of asset-backed notes. The transaction consisted of the issuance of fixed-rate, asset-backed notes by RMIT 2021-3. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2021-3. The notes have a revolving period ending in September 2026, with a final maturity date in October 2033. RMIT 2021-3 held $1.5 million in restricted cash reserves as of June 30, 2024 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2021-3 securitization bear interest, payable monthly, at an effective interest rate of 3.88% as of June 30, 2024. Prior to maturity in October 2033, the Company may redeem the notes in full, but not in part, at its option on any business day on or after the payment date occurring in October 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-1 Securitization: In February 2022, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2022-1, completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate asset-backed notes by RMIT 2022-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2022-1. The notes have a revolving period ending in February 2025, with a final maturity date in March 2032. RMIT 2022-1 held $2.6 million in restricted cash reserves as of June 30, 2024 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2022-1 securitization bear interest, payable monthly, at an effective interest rate of 3.59% as of June 30, 2024. Prior to maturity in March 2032, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in March 2025. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-2B Securitization: In October 2022, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2022-2B, completed a private offering and sale of $200 million of asset-backed notes. The transaction consisted of the issuance of three classes of fixed-rate, asset-backed notes by RMIT 2022-2B. The asset-backed notes were secured by finance receivables and other related assets that RMR III purchased from the Company and have a revolving period ending in October 2024, with a final maturity date in November 2031. RMR III sold two classes of the asset-backed notes and transferred them to RMIT 2022-2B. RMIT 2022-2B held $2.3 million in restricted cash reserves as of June 30, 2024 to satisfy provisions of the transaction documents. Borrowings under the sold notes bear interest, payable monthly, at an effective interest rate of 7.51% as of June 30, 2024. The $16.3 million class of the fixed-rate, asset-backed notes was retained by RMR III on the closing date but may be sold in whole or in part. Prior to maturity in November 2031, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2024. No payments of principal of the notes will be made during the revolving period.

RMIT 2024-1 Securitization: In June 2024, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2024-1, completed a private offering and sale of $187 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2024-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2024-1. The notes have a revolving period ending in May 2027, with a final maturity date in July 2036. RMIT 2024-1 held $1.1 million in restricted cash reserves as of June 30, 2024 to satisfy provisions of the transaction documents. Borrowings under the RMIT 2024-1 securitization bear interest, payable monthly, at an effective interest rate of 6.19% as of June 30, 2024. Prior to maturity in July 2036, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in June 2027. No payments of principal of the notes will be made during the revolving period.

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of June 30, 2024, the Company was in compliance with all debt covenants.

Note 6. Stockholders’ Equity

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends declared per common share	$0.30	$0.30	$0.60	$0.60

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	June 30, 2024		December 31, 2023
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$4,323	$4,323	$4,509	$4,509
Restricted cash	138,891	138,891	124,164	124,164
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,542,262	1,587,671	1,536,118	1,603,737
Liabilities
Level 3
Debt	1,378,449	1,321,563	1,399,814	1,308,349

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	June 30, 2024		December 31, 2023
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2
Restricted available-for-sale investments	2,157	2,157	22,740	22,740

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

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2024	2023	2024	2023
Provision for corporate taxes	$2,814	$1,758	$7,600	$4,660
Discrete tax (benefits) deficiencies	(37)	32	(95)	46
Total income taxes	$2,777	$1,790	$7,505	$4,706

Note 9. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2024	2023	2024	2023
Numerator:
Net income	$8,445	$6,023	$23,650	$14,712
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,613	9,399	9,591	9,363
Effect of dilutive securities	250	167	214	232
Weighted-average shares adjusted for dilutive securities	9,863	9,566	9,805	9,595
Earnings per share:
Basic	$0.88	$0.64	$2.47	$1.57
Diluted	$0.86	$0.63	$2.41	$1.53

The Company excluded outstanding shares of common stock totaling 0.4 million and 0.6 million for the three months ended June 30, 2024 and 2023, respectively, and 0.4 million and 0.6 million for the six months ended June 30, 2024 and 2023, respectively, from the computation of diluted earnings per share because they were anti-dilutive.

Note 10. Share-Based Compensation

The Company previously adopted the 2007 Plan, the 2011 Plan, and the 2015 Plan (including re-approval as amended and restated in April 2017 and May 2021). On May 16, 2024, the stockholders of the Company approved the 2024 Plan. As of June 30, 2024, subject to adjustments as provided in the 2024 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2024 Plan could not exceed the sum of (i) 381,000 shares plus (ii) any shares remaining available for the grant of awards as of May 16, 2024 under the 2015 Plan, plus (iii) any shares subject to an award granted under the 2015 Plan which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason after May 16, 2024 without the issuance of shares or pursuant to which such shares are forfeited (subject to adjustment for anti-dilution purposes as provided in the 2024 Plan). Of the amount described in the preceding sentence, no more than 381,000 shares may be issued under the 2024 Plan pursuant to the grant of incentive stock options (subject to adjustment for anti-dilution purposes). As of May 16, 2024, there were 1.0 million shares available for grant under the 2024 Plan, inclusive of shares previously available for grant under the 2015 Plan that were rolled over to the 2024 Plan. No further grants will be made under the 2015 Plan. However, awards that are outstanding under the 2007 Plan, the 2011 Plan, and the 2015 Plan will continue in accordance with their respective terms. As of June 30, 2024, there were 0.5 million shares available for grant under the 2024 Plan.

For the three months ended June 30, 2024 and 2023, the Company recorded share-based compensation expense of $3.3 million and $2.3 million, respectively. The Company recorded $5.1 million and $4.4 million in share-based compensation expense for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, unrecognized share-based compensation expense to be recognized over future periods approximated $18.2 million. This amount will be recognized as expense over a weighted-average period of 1.9 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

Long-term incentive program: The Company issues PRSUs, service-based RSUs, and RSAs to certain members of senior management under the Company’s LTIP. Recurring annual grants are made at the discretion of the Board. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. Vested PRSUs are subject to an additional one-year holding period following the vesting date. The actual value of the PRSUs that may be earned can range from 0% to 150% of target based on positive or negative cumulative total shareholder return concluding at the end of the third calendar year.

Prior to 2022, the Company issued NQSOs, performance-contingent RSUs, CSPUs, and RSAs to certain members of senior management under the LTIP. The CSPUs were cash incentive awards, and the associated expense was not based on the market price of the Company’s common stock. These annual grants were subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. The actual value of the performance-contingent RSUs and CSPUs that could be earned ranged from 0% to 150% of target based on the percentile ranking of the Company’s compound annual growth rate of pre-provision net income and pre-provision net income per share compared to a public company peer group over a three-year performance period.

Key team member incentive program: The Company also has a KTIP for certain other members of senior management. Recurring annual participation in the program is at the discretion of the Board and executive management. The annual grants are subject to graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements.

Prior to 2024, the annual grant was subject to performance over a one-year period. Payout under the program ranged from 0% to 150% of target based on the achievement of five Company performance metrics and individual performance goals (subject to continued employment and certain other terms and conditions of the program). If earned, the RSA was issued following the one-year performance period and vested ratably over a subsequent two-year period (subject to continued employment or as otherwise provided in the underlying award agreement).

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

The following table summarizes the stock option activity for the six months ended June 30, 2024:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	509	$23.32
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at June 30, 2024	509	$23.32	4.4	$3,004
Options exercisable at June 30, 2024	509	$23.32	4.4	$3,004

The following table provides additional stock option information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2024	2023	2024	2023
Weighted-average grant date fair value per share	$—	$—	$—	$—
Intrinsic value of options exercised	$—	$277	$—	$277
Fair value of stock options that vested	$—	$—	$—	$—

Performance restricted stock units: Compensation expense for PRSUs is based on the fair value of the award estimated on the grant date using the Monte Carlo valuation model. The following are the weighted-average assumptions for the PRSU grants during the periods indicated below:

	Six Months Ended June 30,
	2024	2023
Expected volatility	42.48%	40.18%
Expected dividends	2.30%	2.24%
Risk-free rate	5.21%	5.21%
Discount for post-vesting restrictions	9.19%	8.48%

The following table summarizes PRSU activity during the six months ended June 30, 2024:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2024	175	$39.94
Granted	136	26.21
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at June 30, 2024	311	$33.93

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per unit amounts	2024	2023	2024	2023
Weighted-average grant date fair value per unit	$26.21	$32.40	$26.21	$32.40
Fair value of PRSUs that vested	$—	$—	$—	$—

Performance-contingent restricted stock units: Compensation expense for performance-contingent RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes performance-contingent RSU activity during the six months ended June 30, 2024:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2024	45	$30.22
Granted (target)	—	—
Achieved performance adjustment	—	—
Vested	(45)	30.22
Forfeited	—	—
Non-vested units at June 30, 2024	—	$—

The following table provides additional performance-contingent RSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per unit amounts	2024	2023	2024	2023
Weighted-average grant date fair value per unit	$—	$—	$—	$—
Fair value of RSUs that vested	$1,371	$1,445	$1,371	$1,445

Restricted stock units: The fair value and compensation expense of the primary portion of the Company’s service-based RSUs are calculated using the Company’s closing stock price on the date of grant. These RSUs include RSUs granted pursuant to the Company’s LTIP.

The following table summarizes service-based RSU activity during the six months ended June 30, 2024:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2024	—	$—
Granted (target)	53	28.20
Vested	—	—
Forfeited	—	—
Non-vested units at June 30, 2024	53	$28.20

The following table provides additional service-based RSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per unit amounts	2024	2023	2024	2023
Weighted-average grant date fair value per unit	$28.20	$—	$28.20	$—
Fair value of RSUs that vested	$—	$—	$—	$—

Restricted stock awards: The fair value and compensation expense of the primary portion of the Company’s RSAs are calculated using the Company’s closing stock price on the date of grant. These RSAs include director awards, inducement awards, RSAs granted pursuant to the Company’s LTIP, and, beginning in 2024, RSAs granted pursuant to the Company’s KTIP.

Prior to 2024, the Company’s KTIP was administered as a performance-based program. The fair value and compensation expense of RSAs granted pursuant to the Company’s performance-based KTIP was calculated using the Company’s closing stock price on the date of grant and the probability that certain financial goals would be achieved over the performance period. Compensation expense was estimated based on expected performance and was adjusted at each reporting period.

The following table summarizes RSA activity during the six months ended June 30, 2024:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2024	190	$35.89
Granted	371	28.51
Vested	(39)	25.71
Forfeited	(2)	38.21
Non-vested shares at June 30, 2024	520	$31.37

The following table provides additional RSA information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2024	2023	2024	2023
Weighted-average grant date fair value per share	$28.04	$28.97	$28.51	$34.50
Fair value of RSAs that vested	$932	$1,127	$990	$1,281

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

Note 12. Subsequent Events

Quarterly cash dividend: In July 2024, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on September 12, 2024 to shareholders of record at the close of business on August 21, 2024. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (which was filed with the SEC on February 22, 2024), our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (which was filed with the SEC on May 3, 2024), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of June 30, 2024, we operate under the name “Regional Finance” online and in 343 branch locations in 19 states across the United States, serving 545,900 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

•
Large Loans (>$2,500) – As of June 30, 2024, we had 247.4 thousand large installment loans outstanding, representing $1.3 billion in net finance receivables. This included 63.5 thousand large loan convenience checks, representing $186.4 million in net finance receivables.
•
Small Loans (≤$2,500) – As of June 30, 2024, we had 296.9 thousand small installment loans outstanding, representing $505.6 million in net finance receivables. This included 156.7 thousand small loan convenience checks, representing $236.9 million in net finance receivables.
•
Retail Loans – As of June 30, 2024, we had 1.6 thousand retail purchase loans outstanding, representing $2.1 million in net finance receivables.
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

Outlook

We continually assess the macroeconomic environment in which we operate in order to appropriately and timely adapt to current market conditions. Macroeconomic factors, including, but not limited to, inflationary pressures, higher interest rates, and impacts from current geopolitical events outside the U.S., may affect our business, liquidity, financial condition, and results of operations.

As inflation accelerated and geopolitical stability began to deteriorate in the fourth quarter of 2021, we began to proactively tighten our credit models. Ongoing inflationary pressures, higher interest rates, and geopolitical events outside of the U.S. continue to create economic uncertainty. We have therefore continued to maintain tighter underwriting guidelines. More recently, due to moderating inflation and expectations for an improving economic environment, we have increased the growth in our higher-margin, small loan portfolio. We grew the small loan portfolio by $61 million, or 14%, year-over-year. To balance the risk associated with the growth in our higher-margin small loan portfolio, we also continue to deploy a barbell strategy of originating larger amounts of high-quality, auto-secured loans. However, we continue to thoughtfully manage our growth and our portfolio in this economic environment.

Our allowance for credit losses was 10.5% of net finance receivables as of June 30, 2024. Our contractual delinquency as a percentage of net finance receivables was 6.9% as of June 30, 2024, consistent with the prior-year period. Going forward, macroeconomic conditions may necessitate changes to the macroeconomic assumptions within our forecast and to our credit loss performance outlook, either of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of June 30, 2024, we had $149.4 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. In addition, we had $564.4 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of June 30, 2024. We believe our liquidity position provides substantial runway to support the fundamental operations of our business and to fund future growth.

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

Growth in Loan Portfolio. The revenue that we generate from interest and fees is largely driven by the balance of loans that we originate. Average net finance receivables were $1.8 billion for the first six months of 2024 and $1.7 billion for the prior-year period. We source our loans through our branches, centrally-managed direct mail program, digital partners, and our consumer website. The majority of our loans, regardless of origination channel, are serviced through our branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers we are able to serve. We continue to assess our branch network for clear opportunities to add additional branches in new and existing states where it is favorable for us to conduct business or consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of June 30, 2024, representing 88% of our total debt.

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

As reinsurer, we maintain restricted reserves comprised of restricted cash and restricted available-for-sale investments for life insurance claims in an amount determined by the unaffiliated insurance company. As of June 30, 2024, the restricted reserves consisted of $21.8 million of unearned premium reserves and $1.2 million of unpaid claims reserves. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	2Q 24		2Q 23		YTD 24		YTD 23
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$127,898	29.3%	$118,083	28.2%	$256,716	29.3%	$238,490	28.3%
Insurance income, net	10,507	2.4%	11,203	2.7%	21,481	2.4%	22,162	2.6%
Other income	4,620	1.0%	4,198	1.0%	9,136	1.1%	8,210	1.0%
Total revenue	143,025	32.7%	133,484	31.9%	287,333	32.8%	268,862	31.9%
Expenses
Provision for credit losses	53,802	12.3%	52,551	12.6%	100,225	11.4%	100,219	11.9%

Personnel	37,097	8.5%	36,419	8.7%	74,917	8.5%	75,016	8.9%
Occupancy	6,149	1.4%	6,158	1.5%	12,524	1.4%	12,446	1.5%
Marketing	4,836	1.1%	3,844	0.9%	9,151	1.0%	7,223	0.9%
Other	12,054	2.8%	10,475	2.5%	23,992	2.9%	21,534	2.5%
Total general and administrative	60,136	13.8%	56,896	13.6%	120,584	13.8%	116,219	13.8%

Interest expense	17,865	4.0%	16,224	3.8%	35,369	4.0%	33,006	3.9%
Income before income taxes	11,222	2.6%	7,813	1.9%	31,155	3.6%	19,418	2.3%
Income taxes	2,777	0.7%	1,790	0.5%	7,505	0.9%	4,706	0.6%
Net income	$8,445	1.9%	$6,023	1.4%	$23,650	2.7%	$14,712	1.7%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	2Q 23	3Q 23	4Q 23	1Q 24	2Q 24	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$118,083	$125,018	$126,190	$128,818	$127,898	$(920)	$9,815
Insurance income, net	11,203	11,382	10,985	10,974	10,507	(467)	(696)
Other income	4,198	4,478	4,484	4,516	4,620	104	422
Total revenue	133,484	140,878	141,659	144,308	143,025	(1,283)	9,541
Expenses
Provision for credit losses	52,551	50,930	68,885	46,423	53,802	(7,379)	(1,251)

Personnel	36,419	39,832	42,024	37,820	37,097	723	(678)
Occupancy	6,158	6,315	6,268	6,375	6,149	226	9
Marketing	3,844	4,077	4,474	4,315	4,836	(521)	(992)
Other	10,475	11,880	12,030	11,938	12,054	(116)	(1,579)
Total general and administrative	56,896	62,104	64,796	60,448	60,136	312	(3,240)

Interest expense	16,224	16,947	17,510	17,504	17,865	(361)	(1,641)
Income before income taxes	7,813	10,897	(9,532)	19,933	11,222	(8,711)	3,409
Income taxes	1,790	2,077	(1,958)	4,728	2,777	1,951	(987)
Net income	$6,023	$8,820	$(7,574)	$15,205	$8,445	$(6,760)	$2,422
Net income per common share:
Basic	$0.64	$0.94	$(0.80)	$1.59	$0.88	$(0.71)	$0.24
Diluted	$0.63	$0.91	$(0.80)	$1.56	$0.86	$(0.70)	$0.23
Weighted-average shares outstanding:
Basic	9,399	9,429	9,437	9,569	9,613	(44)	(214)
Diluted	9,566	9,650	9,437	9,746	9,863	(117)	(297)

	Balance Sheet Quarterly Trend
	2Q 23	3Q 23	4Q 23	1Q 24	2Q 24	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,723,616	$1,765,340	$1,794,527	$1,756,748	$1,789,052	$32,304	$65,436
Net finance receivables	$1,688,937	$1,751,009	$1,771,410	$1,744,286	$1,773,743	$29,457	$84,806
Allowance for credit losses	$181,400	$184,900	$187,400	$187,100	$185,400	$(1,700)	$4,000
Debt	$1,344,855	$1,372,748	$1,399,814	$1,358,795	$1,378,449	$19,654	$33,594

	Other Key Metrics Quarterly Trend
	2Q 23	3Q 23	4Q 23	1Q 24	2Q 24	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	28.2%	29.0%	28.8%	29.3%	29.3%	—	1.1%
Efficiency ratio	42.6%	44.1%	45.7%	41.9%	42.0%	0.1%	(0.6)%
Operating expense ratio	13.6%	14.4%	14.8%	13.7%	13.8%	0.1%	0.2%
30+ contractual delinquency	6.9%	7.3%	6.9%	7.1%	6.9%	(0.2)%	—
Net credit loss ratio	13.1%	11.0%	15.1%	10.6%	12.7%	2.1%	(0.4)%
Book value per share	$32.71	$33.61	$33.02	$34.10	$33.96	$(0.14)	$1.25

Comparison of June 30, 2024, Versus June 30, 2023

The following discussion and table describe the changes in finance receivables by product type:

•
Large Loans (>$2,500) – Large loans outstanding increased by $28.0 million, or 2.3%, to $1.3 billion at June 30, 2024, from $1.2 billion at June 30, 2023. The increase was due to increased marketing, the growth of receivables in branches opened during 2023 and 2024, and the transition of small loan customers to large loans, partially offset by credit tightening for disciplined growth.
•
Small Loans (≤$2,500) – Small loans outstanding increased by $61.1 million, or 13.7%, to $505.6 million at June 30, 2024, from $444.6 million at June 30, 2023. The increase was due to increased marketing and growth of receivables in branches opened during 2023 and 2024, partially offset by credit tightening for disciplined growth and the transition of small loan customers to large loans.
•
Retail Loans – Retail loans outstanding decreased $4.2 million, or 67.2%, to $2.1 million at June 30, 2024, from $6.3 million at June 30, 2023. We ceased accepting applications for our retail loan product offering as of November 2022 to focus on growing our core loan portfolio.

	Net Finance Receivables by Product
Dollars in thousands	2Q 24	2Q 23	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$1,266,032	$1,238,031	$28,001	2.3%
Small loans	505,640	444,590	61,050	13.7%
Retail loans	2,071	6,316	(4,245)	(67.2)%
Total net finance receivables	$1,773,743	$1,688,937	$84,806	5.0%
Number of branches at period end	343	347	(4)	(1.2)%
Net finance receivables per branch	$5,171	$4,867	$304	6.2%

Comparison of the Three Months Ended June 30, 2024, Versus the Three Months Ended June 30, 2023

Net Income. Net income increased $2.4 million, or 40.2%, to $8.4 million during the three months ended June 30, 2024, from $6.0 million during the prior-year period. The increase was due to an increase in revenue of $9.5 million, partially offset by an increase in general and administrative expenses of $3.2 million, an increase in interest expense of $1.6 million, an increase in provision for credit losses of $1.3 million, and an increase in income taxes of $1.0 million.

Revenue. Total revenue increased $9.5 million, or 7.1%, to $143.0 million during the three months ended June 30, 2024, from $133.5 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $9.8 million, or 8.3%, to $127.9 million during the three months ended June 30, 2024, from $118.1 million during the prior-year period. The increase was primarily due to a 4.5% increase in average net finance receivables and a 1.1% increase in annualized average yield. The increase in yield was due to price increases and product mix to higher-rate small loan business.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Three Months Ended			Average Yields for the Three Months Ended (1)
Dollars in thousands	2Q 24	2Q 23	YoY % Inc (Dec)	2Q 24	2Q 23	YoY % Inc (Dec)
Large loans	$1,255,729	$1,223,339	2.6%	26.1%	26.0%	0.1%
Small loans	490,615	443,601	10.6%	37.3%	34.5%	2.8%
Retail loans	2,433	7,191	(66.2)%	16.6%	16.6%	—
Total interest and fee yield	$1,748,777	$1,674,131	4.5%	29.3%	28.2%	1.1%

(1) Annualized interest and fee income as a percentage of average net finance receivables.

Total originations increased to $426.1 million during the three months ended June 30, 2024, from $399.0 million during the prior-year period. Quarterly origination volume was higher than the prior-year period primarily due to an increase in small loan convenience checks. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Three Months Ended
Dollars in thousands	2Q 24	2Q 23	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$254,779	$249,514	$5,265	2.1%
Small loans	171,282	149,460	21,822	14.6%
Total loans originated	$426,061	$398,974	$27,087	6.8%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 2Q 24 Compared to 2Q 23 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$2,105	$380	$10	$2,495
Small loans	4,057	3,129	331	7,517
Retail loans	(197)	1	(1)	(197)
Product mix	(700)	846	(146)	—
Total increase in interest and fee income	$5,265	$4,356	$194	$9,815

Insurance Income, Net. Insurance income, net decreased $0.7 million, or 6.2% to $10.5 million during the three months ended June 30, 2024, from $11.2 million during the prior-year period. During both the three months ended June 30, 2024 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums, and life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Three Months Ended
Dollars in thousands	2Q 24	2Q 23	YoY $ B(W)	YoY % B(W)
Earned premiums	$13,901	$14,746	$(845)	(5.7)%
Claims, reserves, and certain direct expenses	(3,394)	(3,543)	149	4.2%
Insurance income, net	$10,507	$11,203	$(696)	(6.2)%

Earned premiums decreased by $0.8 million, and claims, reserves, and certain direct expenses decreased by $0.1 million compared to the prior-year period. The decrease in earned premiums was primarily due to our strategic shifts in product and geographic mix which resulted in fewer active policies. The decrease in claims, reserves, and certain direct expenses was primarily due to a decrease in claims expense.

Other Income. Other income increased $0.4 million, or 10.1%, to $4.6 million during the three months ended June 30, 2024, from $4.2 million during the prior-year period, primarily due to higher late charges of $0.2 million associated with portfolio growth and an increase in sales of our auto club product of $0.1 million.

Provision for Credit Losses. Our provision for credit losses increased $1.3 million, or 2.4%, to $53.8 million during the three months ended June 30, 2024, from $52.6 million during the prior-year period. The increase was due to a change in provision expense of $0.7 million and an increase in net credit losses of $0.6 million, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the three months ended June 30, 2024, and the prior-year period, the allowance for credit losses included releases of $1.7 million and $2.4 million, respectively. The allowance for credit losses as a percentage of finance receivables decreased to 10.5% as of June 30, 2024, from 10.7% as of the prior-year period due to changes in estimated future macroeconomic impacts on credit losses, partially offset by portfolio growth.

Net Credit Losses. Net credit losses increased $0.6 million, or 1.0%, to $55.5 million during the three months ended June 30, 2024, from $55.0 million during the prior-year period. The increase was primarily due to higher average net finance receivables. Annualized net credit losses as a percentage of average net finance receivables were 12.7% during the three months ended June 30, 2024, compared to 13.1% during the prior-year period.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables remained consistent at 6.9% as of both June 30, 2024 and the prior-year period.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	2Q 24		2Q 23
Current	$1,497,219	84.4%	$1,433,787	84.9%
1 to 29 days past due	153,788	8.7%	138,810	8.2%
Delinquent accounts:
30 to 59 days	34,924	1.9%	33,676	2.0%
60 to 89 days	27,689	1.6%	24,931	1.5%
90 to 119 days	21,607	1.2%	20,041	1.1%
120 to 149 days	19,333	1.1%	18,087	1.1%
150 to 179 days	19,183	1.1%	19,605	1.2%
Total contractual delinquency	$122,736	6.9%	$116,340	6.9%
Total net finance receivables	$1,773,743	100.0%	$1,688,937	100.0%

	Contractual Delinquency by Product
Dollars in thousands	2Q 24		2Q 23
Large loans	$76,432	6.0%	$74,637	6.0%
Small loans	46,015	9.1%	40,894	9.2%
Retail loans	289	14.0%	809	12.8%
Total contractual delinquency	$122,736	6.9%	$116,340	6.9%

General and Administrative Expenses. Our general and administrative expenses increased $3.2 million, or 5.7%, to $60.1 million during the three months ended June 30, 2024, from $56.9 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $0.7 million, or 1.9%, to $37.1 million during the three months ended June 30, 2024, from $36.4 million during the prior-year period. The increase was driven by higher incentive costs of $1.1 million. This increase was partially offset by higher capitalized loan origination costs, which reduce personnel expenses, of $0.5 million compared to the prior-year period.

Occupancy. Occupancy expenses were $6.1 million during the three months ended June 30, 2024, comparable to $6.2 million during the prior-year period.

Marketing. Marketing expenses increased $1.0 million, or 25.8%, to $4.8 million during the three months ended June 30, 2024, from $3.8 million during the prior-year period due to increased activity in our direct mail campaigns to support growth.

Other Expenses. Other expenses increased $1.6 million, or 15.1%, to $12.1 million during the three months ended June 30, 2024, from $10.5 million during the prior-year period. The prior-year period included insurance settlement proceeds of $1.0 million which reduced other expenses. The remaining increase was primarily due to investment in digital and technological capabilities of $0.4 million and collections expense of $0.3 million compared to the prior-year period.

Operating Expense Ratio. Our annualized operating expense ratio increased by 0.2% to 13.8% during the three months ended June 30, 2024, from 13.6% during the prior-year period. The prior-year period included insurance settlement proceeds of $1.0 million, which decreased the ratio by 0.2%.

Interest Expense. Interest expense increased $1.6 million, or 10.1%, to $17.9 million during the three months ended June 30, 2024, from $16.2 million during the prior-year period. The increase was primarily due to an increase in our average cost of debt as well as an increase in the average balance of our debt facilities. An increase in variable rate funding costs increased our annualized average cost of debt 0.35% to 5.25% during the three months ended June 30, 2024, from 4.90% as of the prior-year period. The average balance of our debt facilities increased to $1.4 billion during the three months ended June 30, 2024, from $1.3 billion during the prior-year period.

Income Taxes. Income taxes increased $1.0 million, or 55.1%, to $2.8 million during the three months ended June 30, 2024, from $1.8 million during the prior-year period. The increase was primarily due to a $3.4 million increase in income before income taxes compared to the prior-year period. Our effective tax rates were 24.7% and 22.9% for the three months ended June 30, 2024 and the prior-year period, respectively. The increase in the effective tax rate was primarily related to a favorable state earnings mix in the prior year period.

Comparison of the Six Months Ended June 30, 2024, Versus the Six Months Ended June 30, 2023

Net Income. Net income increased $8.9 million, or 60.8%, to $23.7 million during the six months ended June 30, 2024, from $14.7 million during the prior-year period. The increase was due to an increase in revenue of $18.5 million, partially offset by an increase in general and administrative expenses of $4.4 million, an increase in income taxes of $2.8 million and an increase in interest expense of $2.4 million.

Revenue. Total revenue increased $18.5 million, or 6.9%, to $287.3 million during the six months ended June 30, 2024, from $268.9 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $18.2 million, or 7.6%, to $256.7 million during the six months ended June 30, 2024, from $238.5 million during the prior-year period. The increase was primarily due to a 4.2% increase in average net finance receivables and a 1.0% increase in annualized average yield. The increase in yield was due to price increases and product mix to higher-rate small loan business. The six months ended June 30, 2024 and June 30, 2023 included reductions in revenue reversals of an estimated $1.7 million and $1.9 million attributable to the loan sales that occurred during the fourth quarters of 2023 and 2022, respectively.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Six Months Ended			Average Yields for the Six Months Ended (1)
Dollars in thousands	YTD 24	YTD 23	YoY % Inc (Dec)	YTD 24	YTD 23	YoY % Inc (Dec)
Large loans	$1,259,611	$1,219,464	3.3%	26.1%	26.0%	0.1%
Small loans	491,262	455,659	7.8%	37.6%	34.8%	2.8%
Retail loans	2,887	8,068	(64.2)%	16.1%	17.7%	(1.6)%
Total interest and fee yield	$1,753,760	$1,683,191	4.2%	29.3%	28.3%	1.0%
(1)
Annualized interest and fee income as a percentage of average net finance receivables.

Total originations increased to $752.4 million during the six months ended June 30, 2024, from $702.2 million during the prior-year period. Origination volume increased during the six months ended June 30, 2024 compared to the prior-year period due to an increase in small loan convenience checks. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Six Months Ended
Dollars in thousands	YTD 24	YTD 23	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$439,853	$443,085	$(3,232)	(0.7)%
Small loans	312,563	258,944	53,619	20.7%
Retail loans	—	146	(146)	(100.0)%
Total loans originated	$752,416	$702,175	$50,241	7.2%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD 24 Compared to YTD 23 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$5,219	$407	$13	$5,639
Small loans	6,193	6,378	498	13,069
Retail loans	(459)	(64)	41	(482)
Product mix	(954)	1,175	(221)	—
Total increase in interest and fee income	$9,999	$7,896	$331	$18,226

Insurance Income, Net. Insurance income, net decreased $0.7 million, or 3.1%, to $21.5 million during the six months ended June 30, 2024, from $22.2 million during the prior-year period. During both the six months ended June 30, 2024 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the six months ended June 30, 2024 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Six Months Ended
Dollars in thousands	YTD 24	YTD 23	YoY $ B(W)	YoY % B(W)
Earned premiums	$28,400	$30,162	$(1,762)	(5.8)%
Claims, reserves, and certain direct expenses	(6,919)	(8,000)	1,081	13.5%
Insurance income, net	$21,481	$22,162	$(681)	(3.1)%

Earned premiums decreased by $1.8 million and claims, reserves, and certain direct expenses decreased by $1.1 million compared to the prior-year period. The decrease in earned premiums was primarily due to our strategic shifts in product and geographic mix which resulted in fewer active policies. The decrease in claims, reserves, and certain direct expenses was primarily due to a decrease in claims expense.

Other Income. Other income increased $0.9 million, or 11.3%, to $9.1 million during the six months ended June 30, 2024, from $8.2 million during the prior-year period, primarily due to higher late charges of $0.4 million associated with portfolio growth, higher interest income of $0.2 million from cash reserves, and an increase in sales of our auto club product of $0.1 million.

Provision for Credit Losses. Our provision for credit losses remained consistent at $100.2 million during the six months ended June 30, 2024, from the prior-year period. Net credit losses increased $4.6 million, offset by a decrease of $4.6 million in the allowance for credit losses, in each case compared to the prior-year period. The provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the six months ended June 30, 2024, and the prior-year period, the allowance for credit losses included a release of $2.0 million and a build of $2.6 million, respectively. The allowance for credit losses as a percentage of finance receivables decreased to 10.5% as of June 30, 2024, from 10.7% as of the prior-year period. The decrease was primarily due to changes in estimated future macroeconomic impacts on credit losses, partially offset by portfolio growth.

Net Credit Losses. Net credit losses increased $4.6 million, or 4.7%, to $102.2 million during the six months ended June 30, 2024, from $97.6 million during the prior-year period. The increase was primarily due to higher average net finance receivables. Annualized net credit losses as a percentage of average net finance receivables were 11.7% during the six months ended June 30, 2024, compared to 11.6% during the prior-year period. Our net credit loss ratios during the six months ended June 30, 2024 and June 30, 2023 were inclusive of estimated 130 basis point and 140 basis point benefits from accelerated charge-offs in each of the fourth quarters of 2023 and 2022, respectively, attributable to the loan sales.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables remained consistent at 6.9% as of both June 30, 2024 and the prior-year period.

General and Administrative Expenses. Our general and administrative expenses increased $4.4 million, or 3.8%, to $120.6 million during the six months ended June 30, 2024, from $116.2 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which decreased $0.1 million, or 0.1%, to $74.9 million during the six months ended June 30, 2024, from $75.0 million during the prior-year period. The decrease was primarily due to higher capitalized loan origination costs, which reduce personnel expenses, of $0.9 million, and lower incentives of $0.2 million, compared to the prior-year period. These decreases were partially offset by increased labor expenses of $0.9 million.

Occupancy. Occupancy expenses were $12.5 million during the six months ended June 30, 2024, comparable to $12.4 million during the prior-year period.

Marketing. Marketing expenses increased $1.9 million, or 26.7%, to $9.2 million during the six months ended June 30, 2024, from $7.2 million during the prior-year period. The increase was primarily due to increased activity in our direct mail campaigns to support growth.

Other Expenses. Other expenses increased $2.5 million, or 11.4%, to $24.0 million during the six months ended June 30, 2024, from $21.5 million during the prior-year period. The prior-year period included insurance settlement proceeds of $1.0 million which reduced other expenses. The remaining increase was primarily due to our investment in digital and technological capabilities of $0.7 million, compared to the prior-year period. Additionally, we often experience increases in other expenses including legal expenses, collections expense, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our annualized operating expense ratio remained consistent at 13.8% during the six months ended June 30, 2024 and the prior-year period.

Interest Expense. Interest expense increased $2.4 million, or 7.2%, to $35.4 million during the six months ended June 30, 2024, compared to $33.0 million during the prior-year period. The increase was primarily due to an increase in our average cost of debt as well as an increase in the average balance of our debt facilities. The annualized average cost of debt increased 0.19% to 5.17% during the six months ended June 30, 2024, from 4.98% as of the prior-year-period. The average balance of our debt facilities increased to $1.4 billion during the six months ended June 30, 2024, from $1.3 billion during the prior-year period.

Income Taxes. Income taxes increased $2.8 million, or 59.5%, to $7.5 million during the six months ended June 30, 2024, from $4.7 million during the prior-year period. The increase was primarily due to a $11.7 million increase in income before income taxes compared to the prior-year period. Our effective tax rates were 24.1% and 24.2% for the six months ended June 30, 2024 and the prior-year period, respectively.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of June 30, 2024, we had a funded debt-to-equity ratio (debt divided by total stockholders’ equity) of 4.0 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 19.3%.

Cash and cash equivalents decreased to $4.3 million as of June 30, 2024, from $4.5 million as of the prior year-end. We had immediate availability to draw down cash from our revolving credit facilities of $145.1 million and $108.1 million as of June 30, 2024 and the prior year-end, respectively. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $564.4 million and $551.5 million as of June 30, 2024, and the prior year-end, respectively. Our total debt was $1.4 billion as of both June 30, 2024, and the prior year-end, respectively.

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving period maturities of our securitizations and warehouse credit facilities (each as described below within “Financing Arrangements and Restricted Cash Reserve Accounts”) range from October 2024 to May 2027. As of June 30, 2024, we did not exercise our right to redeem the notes of our RMIT 2020-1 and RMIT 2021-1 securitizations, for which the revolving periods ended in September 2023 and February 2024, respectively. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Dividends.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for the six months ended June 30, 2024:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 24	February 7, 2024	February 22, 2024	March 14, 2024	$0.30
2Q 24	May 1, 2024	May 22, 2024	June 12, 2024	0.30
Total				$0.60

The Board declared and paid $6.0 million of cash dividends on our common stock during the six months ended June 30, 2024. See Note 12, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding our cash dividend following the end of the quarter.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2024 was $130.0 million, compared to $114.7 million during the prior-year period, a net increase of $15.2 million. The increase in net cash provided was primarily due to the growth of our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the six months ended June 30, 2024 was $84.6 million, compared to $84.8 million during the prior-year period, a net decrease in cash used of $0.2 million. The decrease in net cash used was primarily driven by increased repayments of finance receivables and proceeds from maturities of restricted available-for-sale investments, partially offset by increased originations as we grow our loan portfolio.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash used in financing activities during the six months ended June 30, 2024 was $30.9 million, compared to $20.3 million during the prior-year period, a net increase in cash used of $10.6 million. The net increase in cash used was primarily due to an increase in the net payments on debt instruments of $10.6 million.

Financing Arrangements and Restricted Cash Reserve Accounts.

As of June 30, 2024, we had five credit facilities outstanding and, from time to time, engaged in the private offering and sale of asset-backed notes. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions. Our debt arrangements described below, other than our senior revolving credit facility, are issued by each of our RMR and RMIT SPEs, which are considered VIEs under GAAP. These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $103.4 million and $109.9 million as of June 30, 2024 and December 31, 2023, respectively. Our debt arrangements also contain various debt covenants. We were in compliance with all such debt covenants as of June 30, 2024.

Revolving Credit Facilities. The following is a summary of our revolving credit facilities as of June 30, 2024:

Dollars in thousands	Capacity	Debt Balance	Effective Interest Rate	Facility Cash Reserve Requirement	Restricted Cash Collection	Maturity Date
Senior	$355,000	$145,701	8.43%	N/A	N/A	Sep 2025
RMR IV warehouse	$125,000	$10	8.23%	$271	$156	May 2026
RMR V warehouse	$100,000	$13,122	8.28%	$163	$302	Nov 2025
RMR VI warehouse	$75,000	$4,744	7.93%	$63	$117	Feb 2026
RMR VII warehouse	$75,000	$3,503	8.43%	$43	$28	Oct 2025

Securitizations. The following is a summary of our securitizations as of June 30, 2024:

Dollars in thousands	Issue Amount	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Revolving Period Maturity	Final Maturity Date
RMIT 2020-1	$180,000	$84,600	3.42%	$1,875	$7,368	Sep 2023	Oct 2030
RMIT 2021-1	$248,700	$178,886	2.24%	$2,604	$15,094	Feb 2024	Mar 2031
RMIT 2021-2	$200,000	$200,191	2.30%	$2,083	$14,629	Jul 2026	Aug 2033
RMIT 2021-3	$125,000	$125,202	3.88%	$1,471	$15,434	Sep 2026	Oct 2033
RMIT 2022-1	$250,000	$250,374	3.59%	$2,646	$18,734	Feb 2025	Mar 2032
RMIT 2022-2B (1)	$200,000	$184,295	7.51%	$2,326	$16,121	Oct 2024	Nov 2031
RMIT 2024-1	$187,305	$187,821	6.19%	$1,078	$15,425	May 2027	July 2036

(1) RMR III retained $16.3 million of Class C fixed-rate, asset-backed notes that may be sold in whole or in part.

RMC Reinsurance. Our wholly owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. These reserves are comprised of restricted cash and restricted available-for-sale investments, which totaled $20.9 million and $2.2 million, respectively, as of June 30, 2024.

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of June 30, 2024 by $1.5 million.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of June 30, 2024, the interest rates on 87.9% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and multiple revolving warehouse credit facilities. As of June 30, 2024, the balances and key terms of the credit facilities were as follows:

Revolving Credit Facility	Balance (in thousands)	Interest Payment Frequency	Rate Type	Floor	Margin	Effective Interest Rate
Senior	$145,701	Monthly	1-month SOFR	0.50%	3.00%	8.43%
RMR IV Warehouse	10	Monthly	1-month SOFR	—	2.80%	8.23%
RMR V Warehouse	13,122	Monthly	Conduit	—	2.75%	8.28%
RMR VI Warehouse	4,744	Monthly	1-month SOFR	—	2.50%	7.93%
RMR VII Warehouse	3,503	Monthly	1-month SOFR	—	3.00%	8.43%
Total	$167,080

Based on the underlying rates and the outstanding balances as of June 30, 2024, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $1.7 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2024, none of the Company’s officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
4.1	Indenture, dated June 13, 2024, by and among Regional Management Issuance Trust 2024-1, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company, N.A., as indenture trustee.		8-K/A	001-35477	4.1	6/20/2024
10.1†	Regional Management Corp. 2024 Long-Term incentive Plan.		8-K	001-35477	10.1	5/20/2024
10.2†	Form of Nonqualified Stock Option Agreement under the 2024 Long-Term Incentive Plan	X
10.3†	Form of Restricted Stock Award Agreement under the 2024 Long-Term Incentive Plan	X
10.4†	Form of Restricted Stock Unit Award Agreement under the 2024 Long-Term Incentive Plan	X
10.5†	Form of Performance Restricted Stock Unit Award Agreement under the 2024 Long-Term Incentive Plan	X
10.6†	Form of Stock Award Agreement under the 2024 Long-Term Incentive Plan	X
10.7†	Regional Management Corp. Annual Incentive Plan	X
10.8	Ninth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of June 18, 2024, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent.		8-K/A	001-35477	10.1	6/20/2024
10.9	Sale and Servicing Agreement, dated June 13, 2024, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2024-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2024-1A SUBI.		8-K/A	001-35477	10.2	6/20/2024
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X
32.1	Section 1350 Certifications	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

† Indicates a management contract or a compensatory plan, contract, or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: August 2, 2024	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)