Form 10-Q
period 2024-09-30
Regional Management Corp.
filed 2024-11-08
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant had outstanding 10,163,212 shares of Common Stock, $0.10 par value.

Regional Management Corp.

QUARTERLY Report on Form 10-Q

Fiscal Quarter Ended September 30, 2024

GLOSSARY

Terms and abbreviations used in this report are defined below:

Term or Abbreviation	Definition
2007 Plan	2007 Management Incentive Plan
2011 Plan	2011 Stock Incentive Plan
2015 Plan	2015 Long-Term Incentive Plan
2024 Plan	2024 Long-Term Incentive Plan
ASU	Accounting Standards Update
Board	the Company's Board of Directors
CFPB	Consumer Financial Protection Bureau
Company	Regional Management Corp.
Consent Agreement	Consent Agreement between the CFPB and the Company dated January 4, 2024
CSPU	cash-settled performance unit
Debt balance	the balance for each respective debt agreement, composed of principal balance and accrued interest
Efficiency ratio	annualized general and administrative expenses as a percentage of total revenue
Exchange Act	the Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standard Board
FICO	Fair Isaac Corporation
GAAP	U.S. Generally Accepted Accounting Principles
Issuance Trust	the Company's indirect SPE through which private offerings and sales consisting of the issuance of classes of fixed-rate, asset-backed noted are completed
KTIP	key team member incentive program
LGD	loss given default
LTIP	long-term incentive program
Net credit loss ratio	annualized net credit losses as a percentage of average net finance receivables
Notice	notice provided by the CFPB to the Company dated March 7, 2023
NQSO	nonqualified stock option
Operating expense ratio	annualized general and administrative expenses as a percentage of average net finance receivables
PD	probability of default
PRSU	performance restricted stock unit
RMIT	Regional Management Issuance Trust
RMR	Regional Management Receivables
RMR III	Regional Management Receivables III, LLC
RMR IV	Regional Management Receivables IV, LLC
RMR V	Regional Management Receivables V, LLC
RMR VI	Regional Management Receivables VI, LLC
RMR VII	Regional Management Receivables VII, LLC
RSA	restricted stock award
RSU	restricted stock unit
Rule 10b5-1 trading plan	a trading arrangement for the sale of shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)
SEC	Securities and Exchange Commission
SOFR	secured overnight financing rate
SPE	wholly owned, bankruptcy-remote, special purpose entity
VIE	variable interest entity

Part I – financial information

ITEM 1. FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets
Cash	$4,745	$4,509
Net finance receivables	1,819,756	1,771,410
Unearned insurance premiums	(46,508)	(47,892)
Allowance for credit losses	(192,100)	(187,400)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,581,148	1,536,118
Restricted cash	115,576	124,164
Lease assets	37,229	34,303
Intangible assets	22,250	15,846
Restricted available-for-sale investments	21,727	22,740
Property and equipment	13,425	13,787
Deferred tax assets, net	11,833	13,641
Other assets	13,898	29,419
Total assets	$1,821,831	$1,794,527
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,395,892	$1,399,814
Unamortized debt issuance costs	(4,645)	(4,578)
Net debt	1,391,247	1,395,236
Lease liabilities	39,350	36,576
Accounts payable and accrued expenses	38,306	40,442
Total liabilities	1,468,903	1,472,254
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,971 shares issued and 10,164 shares outstanding at September 30, 2024 and 14,566 shares issued and 9,759 shares outstanding at December 31, 2023)	1,497	1,457
Additional paid-in capital	129,936	121,752
Retained earnings	371,725	349,579
Accumulated other comprehensive loss	(87)	(372)
Treasury stock (4,807 shares at September 30, 2024 and December 31, 2023)	(150,143)	(150,143)
Total stockholders’ equity	352,928	322,273
Total liabilities and stockholders’ equity	$1,821,831	$1,794,527

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Interest and fee income	$133,932	$125,018	$390,648	$363,508
Insurance income, net	7,422	11,382	28,903	33,544
Other income	4,984	4,478	14,120	12,688
Total revenue	146,338	140,878	433,671	409,740

Expenses
Provision for credit losses	54,349	50,930	154,574	151,149

Personnel	38,323	39,832	113,240	114,848
Occupancy	6,551	6,315	19,075	18,761
Marketing	5,078	4,077	14,229	11,300
Other	12,516	11,880	36,508	33,414
Total general and administrative expenses	62,468	62,104	183,052	178,323

Interest expense	19,356	16,947	54,725	49,953
Income before income taxes	10,165	10,897	41,320	30,315
Income taxes	2,502	2,077	10,007	6,783

Net income	$7,663	$8,820	$31,313	$23,532
Net income per common share:
Basic	$0.79	$0.94	$3.25	$2.51
Diluted	$0.76	$0.91	$3.16	$2.45
Weighted-average common shares outstanding:
Basic	9,683	9,429	9,622	9,385
Diluted	10,090	9,650	9,900	9,613

Other comprehensive income (loss), net of tax
Unrealized income (loss) on restricted available-for-sale investments	(61)	(39)	362	238
Other comprehensive income (loss), before tax	(61)	(39)	362	238
Income taxes related to items of other comprehensive income (loss)	13	8	(77)	(50)
Other comprehensive income (loss), net of tax	(48)	(31)	285	188
Total comprehensive income	$7,615	$8,789	$31,598	$23,720

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30, 2024
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, June 30, 2024	14,962	$1,496	$126,373	$367,216	$(39)	$(150,143)	$344,903
Cash dividends	—	—	—	(3,154)	—	—	(3,154)
Issuance of restricted stock awards	(7)	(1)	1	—	—	—	—
Exercise of stock options	62	6	—	—	—	—	6
Shares withheld related to net share settlement	(46)	(4)	(162)	—	—	—	(166)
Share-based compensation	—	—	3,724	—	—	—	3,724
Net income	—	—	—	7,663	—	—	7,663
Other comprehensive loss	—	—	—	—	(48)	—	(48)
Balance, September 30, 2024	14,971	$1,497	$129,936	$371,725	$(87)	$(150,143)	$352,928

	Three Months Ended September 30, 2023
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, June 30, 2023	$14,636	$1,464	$116,202	$354,346	$(367)	$(150,143)	$321,502
Cash dividends	—	—	—	(3,011)	—	—	(3,011)
Issuance of restricted stock awards	8	1	(1)	—	—	—	—
Shares withheld related to net share settlement	(2)	(1)	(52)	—	—	—	(53)
Share-based compensation	—	—	3,358	—	—	—	3,358
Net income	—	—	—	8,820	—	—	8,820
Other comprehensive loss	—	—	—	—	(31)	—	(31)
Balance, September 30, 2023	14,642	$1,464	$119,507	$360,155	$(398)	$(150,143)	$330,585

	Nine Months Ended September 30, 2024
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2023	14,566	$1,457	$121,752	$349,579	$(372)	$(150,143)	$322,273
Cash dividends	—	—	—	(9,167)	—	—	(9,167)
Issuance of restricted stock awards	407	40	(40)	—	—	—	—
Exercise of stock options	62	6	—	—	—	—	6
Shares withheld related to net share settlement	(64)	(6)	(600)	—	—	—	(606)
Share-based compensation	—	—	8,824	—	—	—	8,824
Net income	—	—	—	31,313	—	—	31,313
Other comprehensive income	—	—	—	—	285	—	285
Balance, September 30, 2024	14,971	$1,497	$129,936	$371,725	$(87)	$(150,143)	$352,928

	Nine Months Ended September 30, 2023
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, December 31, 2022	14,330	$1,433	$112,384	$345,545	$(586)	$(150,143)	$308,633
Cash dividends	—	—	—	(8,922)	—	—	(8,922)
Issuance of restricted stock awards	330	33	(33)	—	—	—	—
Exercise of stock options	18	2	287	—	—	—	289
Shares withheld related to net share settlement	(36)	(4)	(929)	—	—	—	(933)
Share-based compensation	—	—	7,798	—	—	—	7,798
Net income	—	—	—	23,532	—	—	23,532
Other comprehensive income	—	—	—	—	188	—	188
Balance, September 30, 2023	14,642	$1,464	$119,507	$360,155	$(398)	$(150,143)	$330,585

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$31,313	$23,532
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	154,574	151,149
Depreciation and amortization	10,463	11,200
Amortization of deferred origination fees and costs	(11,511)	(10,996)
Loss on disposal of intangibles, property, and equipment	364	632
Share-based compensation	8,824	7,798
Deferred income taxes, net	1,731	(380)
Changes in operating assets and liabilities:
Decrease in unearned insurance premiums	(1,384)	(2,244)
Increase in lease assets	(2,926)	(343)
Decrease in other assets	12,944	4,187
Decrease in accounts payable and accrued expenses	(2,081)	(2,645)
Increase in lease liabilities	2,774	383
Net cash provided by operating activities	205,085	182,273
Cash flows from investing activities:
Originations of finance receivables	(1,175,341)	(1,133,780)
Repayments of finance receivables	990,669	950,765
Purchases of intangible assets	(9,702)	(5,626)
Purchases of property and equipment	(3,538)	(3,629)
Purchase of restricted available-for-sale investments	(23,202)	(5,900)
Proceeds from maturities of restricted available-for-sale investments	24,715	4,061
Net cash used in investing activities	(196,399)	(194,109)
Cash flows from financing activities:
Advances on revolving credit facilities	1,199,215	1,243,468
Payments on revolving credit facilities	(1,194,926)	(1,226,431)
Advances on securitizations	187,305	—
Payments on securitizations	(195,754)	—
Payments for debt issuance costs	(3,184)	(2,764)
Taxes paid related to net share settlement of equity awards	(448)	(1,036)
Cash dividends	(9,246)	(9,047)
Proceeds from exercise of stock options	—	289
Net cash provided by (used in) financing activities	(17,038)	4,479
Net change in cash and restricted cash	(8,352)	(7,357)
Cash and restricted cash at beginning of period	128,673	131,799
Cash and restricted cash at end of period	$120,321	$124,442
Supplemental cash flow information:
Interest paid	$50,692	$44,310
Income taxes paid	$2,504	$2,784
Operating leases paid	$8,550	$7,367
Non-cash lease assets and liabilities acquired	$9,649	$6,387

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	September 30, 2024	December 31, 2023	September 30, 2023
Cash	$4,745	$4,509	$7,413
Restricted cash	115,576	124,164	117,029
Total cash and restricted cash	$120,321	$128,673	$124,442

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering large loans, small loans, and related payment and collateral protection insurance products. The Company formerly offered retail loans but ceased accepting applications for retail loan products effective November 2022. The Company continues to own and service its existing portfolio of retail loans. As of September 30, 2024, the Company operated under the name “Regional Finance” online and in branch locations in 19 states across the United States.

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

The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. Changes in quarterly growth or liquidation could result in larger allowance for credit loss releases in periods of portfolio liquidation and larger provisions for credit losses in periods of portfolio growth. Consequently, the Company experiences seasonal fluctuations in its operating results. However, changes in macroeconomic factors, including inflation, higher interest rates, and geopolitical conflict, have impacted the Company’s typical seasonal trends for loan volume and delinquency.

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

Recent accounting pronouncements: In November 2023, the FASB issued ASU 2023-07, improving the disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. These enhanced disclosures require reporting of incremental segment information on an annual and interim basis for all public entities, including public entities with only one reportable segment, to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024, and early adoption is permitted. The segment reporting guidance should be applied retrospectively to all prior periods presented in the financial statements, and upon transition, the expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. Implementation of the update will not have a financial effect on the Company’s consolidated financial statements, but the Company is currently evaluating whether enhanced disclosures in its footnotes is required by this update.

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

See Note 13, “Subsequent Events,” for information regarding the issuance of ASU 2024-03 following the end of the fiscal quarter.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	September 30, 2024	December 31, 2023
Large loans	$1,293,410	$1,274,137
Small loans	524,826	493,473
Retail loans	1,520	3,800
Net finance receivables	$1,819,756	$1,771,410

Net finance receivables included net deferred origination fees and costs of $14.6 million and $15.1 million as of September 30, 2024 and December 31, 2023, respectively.

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

Net finance receivables by product, FICO band at origination, and origination year as of September 30, 2024 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$68,097	$47,384	$15,543	$4,991	$1,043	$505	$137,563
2	42,224	25,122	7,921	2,244	284	127	77,922
3	69,625	46,532	21,509	6,031	570	95	144,362
4	97,522	66,731	32,439	8,569	993	160	206,414
5	104,691	73,705	35,950	11,032	1,271	80	226,729
6	224,579	173,889	78,079	21,385	2,393	95	500,420
Total large loans	$606,738	$433,363	$191,441	$54,252	$6,554	$1,062	$1,293,410
Small Loans:
FICO Band
1	$55,455	$19,004	$2,764	$427	$61	$30	$77,741
2	25,904	9,320	1,231	104	8	6	36,573
3	40,524	15,630	1,546	107	5	4	57,816
4	54,711	21,254	1,732	84	8	5	77,794
5	61,673	26,470	2,457	74	4	3	90,681
6	130,061	49,558	4,502	90	5	5	184,221
Total small loans	$368,328	$141,236	$14,232	$886	$91	$53	$524,826
Retail Loans:
FICO Band
1	$—	$—	$—	$—	$1	$3	$4
2	—	—	92	5	—	—	97
3	—	—	265	57	—	1	323
4	—	—	305	104	4	4	417
5	—	—	244	77	1	4	326
6	—	—	259	92	1	1	353
Total retail loans	$—	$—	$1,165	$335	$7	$13	$1,520
Total Loans:
FICO Band
1	$123,552	$66,388	$18,307	$5,418	$1,105	$538	$215,308
2	68,128	34,442	9,244	2,353	292	133	114,592
3	110,149	62,162	23,320	6,195	575	100	202,501
4	152,233	87,985	34,476	8,757	1,005	169	284,625
5	166,364	100,175	38,651	11,183	1,276	87	317,736
6	354,640	223,447	82,840	21,567	2,399	101	684,994
Total loans	$975,066	$574,599	$206,838	$55,473	$6,652	$1,128	$1,819,756

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2023 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$83,107	$28,068	$9,542	$2,510	$980	$347	$124,554
2	46,855	16,964	5,342	1,077	309	83	70,630
3	86,191	45,778	14,999	2,201	316	66	149,551
4	120,054	65,753	20,712	3,481	592	55	210,647
5	128,901	69,706	23,779	4,043	496	22	226,947
6	291,795	144,663	46,630	7,936	732	52	491,808
Total large loans	$756,903	$370,932	$121,004	$21,248	$3,425	$625	$1,274,137
Small Loans:
FICO Band
1	$64,664	$10,459	$1,625	$172	$68	$18	$77,006
2	31,289	5,886	724	36	11	9	37,955
3	51,222	8,099	717	31	6	1	60,076
4	65,743	10,074	679	19	10	3	76,528
5	74,207	13,838	632	14	4	1	88,696
6	126,400	25,679	1,111	15	5	2	153,212
Total small loans	$413,525	$74,035	$5,488	$287	$104	$34	$493,473
Retail Loans:
FICO Band
1	$1	$—	$2	$1	$1	$5	$10
2	—	213	30	—	—	—	243
3	—	634	211	3	1	1	850
4	—	650	352	36	—	4	1,042
5	—	508	278	24	—	4	814
6	—	524	286	28	2	1	841
Total retail loans	$1	$2,529	$1,159	$92	$4	$15	$3,800
Total Loans:
FICO Band
1	$147,772	$38,527	$11,169	$2,683	$1,049	$370	$201,570
2	78,144	23,063	6,096	1,113	320	92	108,828
3	137,413	54,511	15,927	2,235	323	68	210,477
4	185,797	76,477	21,743	3,536	602	62	288,217
5	203,108	84,052	24,689	4,081	500	27	316,457
6	418,195	170,866	48,027	7,979	739	55	645,861
Total loans	$1,170,429	$447,496	$127,651	$21,627	$3,533	$674	$1,771,410

Credit losses by product and origination year for the nine months ended September 30, 2024 and 2023, respectively, are as follows:

	Credit Losses by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Credit Losses
Large loans	$2,346	$51,378	$33,207	$9,525	$1,297	$408	$98,161
Small loans	3,766	44,676	10,216	761	38	27	59,484
Retail loans	—	—	379	190	13	4	586
Total loans	$6,112	$96,054	$43,802	$10,476	$1,348	$439	$158,231

	Credit Losses by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Total Credit Losses
Large loans	$2,662	$56,303	$28,070	$4,197	$1,216	$218	$92,666
Small loans	2,665	46,163	9,095	550	51	6	58,530
Retail loans	—	552	325	68	25	3	973
Total loans	$5,327	$103,018	$37,490	$4,815	$1,292	$227	$152,169

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	September 30, 2024
	Large		Small		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$1,101,634	85.2%	$426,506	81.3%	$1,031	67.8%	$1,529,171	84.1%
1 to 29 days past due	115,341	8.9%	48,969	9.3%	258	17.0%	164,568	9.0%
Delinquent accounts
30 to 59 days	21,797	1.7%	13,451	2.5%	52	3.4%	35,300	1.9%
60 to 89 days	16,850	1.3%	10,809	2.1%	45	3.0%	27,704	1.5%
90 to 119 days	13,998	1.1%	9,920	1.9%	46	3.0%	23,964	1.4%
120 to 149 days	13,552	1.0%	8,942	1.7%	50	3.3%	22,544	1.2%
150 to 179 days	10,238	0.8%	6,229	1.2%	38	2.5%	16,505	0.9%
Total delinquency	$76,435	5.9%	$49,351	9.4%	$231	15.2%	$126,017	6.9%
Total net finance receivables	$1,293,410	100.0%	$524,826	100.0%	$1,520	100.0%	$1,819,756	100.0%
Net finance receivables in nonaccrual status	$47,993	3.7%	$29,295	5.6%	$171	11.3%	$77,459	4.3%

	December 31, 2023
	Large		Small		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$1,084,518	85.1%	$406,203	82.4%	$2,620	69.0%	$1,493,341	84.3%
1 to 29 days past due	109,483	8.6%	45,119	9.1%	594	15.6%	155,196	8.8%
Delinquent accounts
30 to 59 days	22,587	1.7%	12,053	2.4%	116	3.1%	34,756	1.9%
60 to 89 days	19,844	1.6%	11,253	2.3%	115	3.0%	31,212	1.8%
90 to 119 days	16,951	1.3%	10,030	2.0%	126	3.2%	27,107	1.5%
120 to 149 days	10,938	0.9%	4,247	0.9%	132	3.5%	15,317	0.9%
150 to 179 days	9,816	0.8%	4,568	0.9%	97	2.6%	14,481	0.8%
Total delinquency	$80,136	6.3%	$42,151	8.5%	$586	15.4%	$122,873	6.9%
Total net finance receivables	$1,274,137	100.0%	$493,473	100.0%	$3,800	100.0%	$1,771,410	100.0%
Net finance receivables in nonaccrual status	$44,627	3.5%	$21,850	4.4%	$394	10.4%	$66,871	3.8%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended September 30, 2024 and 2023, the Company reversed $5.7 million and $5.4 million of accrued interest as reductions of interest and fee income, respectively. The Company reversed $17.3 million and $16.4 million of accrued interest as reductions of interest and fee income for the nine months ended September 30, 2024 and 2023, respectively.

The following are reconciliations of the allowance for credit losses by product for the three and nine months ended September 30, 2024 and 2023:

Dollars in thousands	Large	Small	Retail	Total
Beginning balance at July 1, 2024	$123,978	$61,098	$324	$185,400
Provision for credit losses	34,768	19,550	31	54,349
Credit losses	(30,493)	(19,806)	(126)	(50,425)
Recoveries	1,717	1,055	4	2,776
Ending balance at September 30, 2024	$129,970	$61,897	$233	$192,100
Net finance receivables at September 30, 2024	$1,293,410	$524,826	$1,520	$1,819,756
Allowance as percentage of net finance receivables at September 30, 2024	10.0%	11.8%	15.3%	10.6%

Dollars in thousands	Large	Small	Retail	Total
Beginning balance at July 1, 2023	$121,873	$58,468	$1,059	$181,400
Provision for credit losses	33,127	17,714	89	50,930
Credit losses	(30,908)	(18,702)	(341)	(49,951)
Recoveries	1,493	1,012	16	2,521
Ending balance at September 30, 2023	$125,585	$58,492	$823	$184,900
Net finance receivables at September 30, 2023	$1,271,891	$474,181	$4,937	$1,751,009
Allowance as percentage of net finance receivables at September 30, 2023	9.9%	12.3%	16.7%	10.6%

Dollars in thousands	Large	Small	Retail	Total
Beginning balance at January 1, 2024	$127,992	$58,736	$672	$187,400
Provision for credit losses	94,916	59,550	108	154,574
Credit losses	(98,161)	(59,484)	(586)	(158,231)
Recoveries	5,223	3,095	39	8,357
Ending balance at September 30, 2024	$129,970	$61,897	$233	$192,100
Net finance receivables at September 30, 2024	$1,293,410	$524,826	$1,520	$1,819,756
Allowance as percentage of net finance receivables at September 30, 2024	10.0%	11.8%	15.3%	10.6%

Dollars in thousands	Large	Small	Retail	Total
Beginning balance at January 1, 2023	$119,592	$57,915	$1,293	$178,800
Provision for credit losses	94,392	56,292	465	151,149
Credit losses	(92,666)	(58,530)	(973)	(152,169)
Recoveries	4,267	2,815	38	7,120
Ending balance at September 30, 2023	$125,585	$58,492	$823	$184,900
Net finance receivables at September 30, 2023	$1,271,891	$474,181	$4,937	$1,751,009
Allowance as percentage of net finance receivables at September 30, 2023	9.9%	12.3%	16.7%	10.6%

The Company uses certain loan modification programs for borrowers experiencing financial difficulties as a loss mitigation strategy to improve collectability of the loans and assist customers through financial setbacks. The programs consist of offering payment deferrals, interest rate reductions, term extensions, and, in limited instances, settlements. Customers may also pursue financial assistance through external sources, such as filing for bankruptcy protection. Modification programs available to our customers are described in more detail below:

•
Customers with temporary hardships may be offered payment deferrals related to past due payments. Such deferrals extend the customer’s maturity date and are generally considered insignificant delays. The Company’s policy for determining an insignificant delay in payment is three or fewer deferrals in a rolling twelve-month period. The rolling twelve-month period for the prior-year disclosures begins on or after January 1, 2023 (the date of adoption).

•
Customers with delinquent loans who meet certain criteria are eligible to receive a reduced interest rate and/or term extension, making the monthly payments more affordable.
•
The Company may also agree to settle a past-due loan by accepting less than the full principal balance owed in certain limited cases once it is determined that collection of the entire outstanding balance is unlikely.
•
Customers who receive bankruptcy protection may receive principal forgiveness, interest rate reductions, and/or term extensions.

The information relating to modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

	As of and for the Three Months Ended September 30, 2024
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction & term extension	$2,110	0.2%	$386	0.1%	$2,496	0.1%
Term extension	1,108	0.1%	199	—	1,307	0.1%
Interest rate reduction	2,943	0.2%	1,334	0.3%	4,277	0.2%
Principal forgiveness, interest rate reduction, & term extension	110	—	5	—	115	—
Total	$6,271	0.5%	$1,924	0.4%	$8,195	0.5%

	As of and for the Three Months Ended September 30, 2023
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction & term extension	$4,438	0.3%	831	0.2%	$5,269	0.3%
Principal forgiveness, interest rate reduction, & term extension	117	—	17	—	134	—
Total	$4,555	0.4%	$848	0.2%	$5,403	0.3%

	As of and for the Nine Months Ended September 30, 2024
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction & term extension	$8,000	0.6%	$1,331	0.3%	$9,331	0.5%
Term extension	2,082	0.2%	470	0.1%	2,552	0.1%
Interest rate reduction	3,435	0.3%	1,468	0.3%	4,903	0.3%
Principal forgiveness, interest rate reduction, & term extension	385	—	23	—	408	—
Total	$13,902	1.1%	$3,292	0.6%	$17,194	0.9%

	As of and for the Nine Months Ended September 30, 2023
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction & term extension	$11,480	0.9%	2,196	0.5%	$13,676	0.8%
Principal forgiveness, interest rate reduction, & term extension	244	—	34	—	278	—
Total	$11,724	0.9%	$2,230	0.5%	$13,954	0.8%

The financial effects of the modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

Three Months Ended September 30, 2024
Loan Modification	Product	Financial Effect
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 15.0%.
	Small loans	Reduced the weighted-average contractual interest rate by 26.8%.
Term extension	Large loans	Added a weighted-average 1.2 years to the life of loans.
	Small loans	Added a weighted-average 1.1 years to the life of loans.

Three Months Ended September 30, 2023
Loan Modification	Product	Financial Effect
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 9.8%.
	Small loans	Reduced the weighted-average contractual interest rate by 12.7%.
Term extension	Large loans	Added a weighted-average 1.3 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.

Nine Months Ended September 30, 2024
Loan Modification	Product	Financial Effect
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.9 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.3 million.
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 11.2%.
	Small loans	Reduced the weighted-average contractual interest rate by 22.6%.
Term extension	Large loans	Added a weighted-average 1.4 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.

Nine Months Ended September 30, 2023
Loan Modification	Product	Financial Effect
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.8 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.4 million.
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 10.8%.
	Small loans	Reduced the weighted-average contractual interest rate by 13.3%.
Term extension	Large loans	Added a weighted-average 1.4 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.

The following table provides the amortized cost basis for modifications made to borrowers experiencing financial difficulty within the previous twelve months that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the periods indicated are as follows:

	As of and for the Three Months Ended September 30, 2024
Dollars in thousands	Large	Small	Total
Interest rate reduction & term extension	$1,417	$228	$1,645
Term extension	276	69	345
Interest rate reduction	53	11	64
Principal forgiveness, interest rate reduction, & term extension	20	2	22
Total	$1,766	$310	$2,076

	As of and for the Three Months Ended September 30, 2023
Dollars in thousands	Large	Small	Total
Interest rate reduction & term extension	$1,059	$280	$1,339
Term extension	—	—	—
Principal forgiveness, interest rate reduction, & term extension	—	1	1
Total	$1,059	$281	$1,340

	As of and for the Nine Months Ended September 30, 2024
Dollars in thousands	Large	Small	Total
Interest rate reduction & term extension	$1,793	$298	$2,091
Term extension	317	78	395
Interest rate reduction	71	11	82
Principal forgiveness, interest rate reduction, & term extension	34	6	40
Total	$2,215	$393	$2,608

	As of and for the Nine Months Ended September 30, 2023
Dollars in thousands	Large	Small	Total
Interest rate reduction & term extension	$1,123	$311	$1,434
Term extension	—	—	—
Principal forgiveness, interest rate reduction, & term extension	—	1	1
Total	$1,123	$312	$1,435

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty within the previous twelve months for the period indicated are as follows:

	September 30, 2024
Dollars in thousands	Large	Small	Total
Current	$13,395	$2,978	$16,373
30 - 89 days past due	1,670	405	2,075
90+ days past due	1,275	256	1,531
Total (1)	$16,340	$3,639	$19,979

(1) Excludes modified finance receivables that subsequently charged off of $1.2 million and $0.2 million in large and small loans, respectively.

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty on or after January 1, 2023 for the period indicated are as follows:

	September 30, 2023
Dollars in thousands	Large	Small	Total
Current	$9,753	$1,745	$11,498
30 - 89 days past due	1,146	252	1,398
90+ days past due	825	233	1,058
Total (1)	$11,724	$2,230	$13,954

(1) Excludes modified finance receivables that subsequently charged off of $0.3 million and $0.1 million in large and small loans, respectively.

Note 4. Restricted Available-for-Sale Investments

The following tables reconcile the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted available-for-sale investments as of the periods indicated:

	September 30, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$21,836	$—	$(109)	$21,727

	December 31, 2023
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$23,211	$1	$(472)	$22,740

The following tables include the gross unrealized losses and estimated fair values of restricted available-for-sale investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$19,528	$(89)	$2,199	$(20)	$21,727	$(109)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$—	$—	$18,633	$(472)	$18,633	$(472)

The restricted available-for-sale investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $0.2 million and $0.3 million as of September 30, 2024 and December 31, 2023, respectively. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted available-for-sale investments.

The following table includes the amortized cost and estimated fair values of restricted available-for-sale investments by contractual maturity as of the periods indicated:

	September 30, 2024
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$21,836	$21,727
Due within one year to five years	—	—
Due within five years to ten years	—	—
Due after ten years	—	—
Total restricted available-for-sale investments	$21,836	$21,727

The Company had no proceeds from sold restricted available-for-sale investments during the three and nine months ended September 30, 2024 and 2023, respectively.

The Company had no gross realized gains or losses during the three and nine months ended September 30, 2024 and 2023, respectively. For additional information on the Company's restricted available-for-sale investments, see Note 8, "Disclosure About Fair Value of Financial Instruments."

Note 5. Variable Interest Entities

As part of its overall funding strategy, the Company has transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions, including securitizations. The Company’s revolving warehouse credit facilities and securitizations are issued by the Company’s SPEs, which are considered VIEs under GAAP and are consolidated into the financial statements of their primary beneficiary.

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $100.3 million and $109.9 million as of September 30, 2024 and December 31, 2023, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

The following table presents the assets and liabilities of our consolidated VIEs:

Dollars in thousands	(Unaudited) September 30, 2024	December 31, 2023
Assets
Cash	$382	$378
Net finance receivables	1,303,154	1,278,568
Allowance for credit losses	(135,812)	(133,207)
Restricted cash	115,316	123,899
Other assets	2,666	2,880
Total assets	$1,285,706	$1,272,518
Liabilities
Net debt	$1,218,141	$1,200,380
Accounts payable and accrued expenses	37	218
Total liabilities	$1,218,178	$1,200,598

Note 6. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	September 30, 2024			December 31, 2023
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Revolving credit facilities	$249,749	$(581)	$249,168	$245,546	$(606)	$244,940
Securitizations	1,146,143	(4,064)	1,142,079	1,154,268	(3,972)	1,150,296
Total	$1,395,892	$(4,645)	$1,391,247	$1,399,814	$(4,578)	$1,395,236
Unused amount of revolving credit facilities (subject to borrowing base)	$482,219			$551,508

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. These credit facilities had $1.8 million and $2.4 million in such costs as of September 30, 2024 and December 31, 2023, respectively.

Revolving Credit Facilities: The Company’s revolving credit facilities are secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. The Company pays unused commitment fees on its revolving credit facilities, generally based upon the average outstanding balance. As of September 30, 2024, the Company held $4.7 million in unrestricted cash. The Company had $149.9 million of immediate available liquidity to draw down cash under the senior revolving credit facility and had no immediate availability to draw down cash under any of its revolving warehouse credit facilities as of September 30, 2024; however, each of the Company’s revolving warehouse credit facilities holds restricted cash reserves to satisfy provisions of its respective credit agreement.

The following table includes the key terms under each of the Company’s revolving credit facilities as of September 30, 2024:

Dollars in thousands	Total Credit Facility	Debt Balance	Restricted Cash Reserves	Advance Rate Cap	Current Advance Rate	Unused Commitment Fee	Revolving Period End Date	Maturity Date
Senior (1)	$355,000	$173,687	$—	83%	75%	0.50% - 1.00%	N/A	Sep 2025
RMR IV warehouse	125,000	23,692	298	79%	79%	0.35% - 0.70%	May 2025	May 2026
RMR V warehouse	100,000	33,902	420	80%	80%	0.45% - 0.75%	Nov 2024	Nov 2025
RMR VI warehouse (2)	75,000	12,136	160	75%	75%	0.50%	Feb 2025	Feb 2026
RMR VII warehouse (3)	75,000	6,332	78	80%	80%	0.45% - 0.65%	Oct 2024	Oct 2025
Total revolving credit facilities	$730,000	$249,749	$956

(1) In February 2024, the Company amended its senior revolving credit facility to, among other things, reduce the availability under the facility from $420 million to $355 million and extend the maturity date to September 2025.

(2) Following a March 2024 amendment, advances on the facility are capped at 75% of eligible finance receivables (previously 80%).

(3) See Note 13, “Subsequent Events,” for information regarding the amendment of this facility following the end of the fiscal quarter.

Borrowings under the revolving credit facilities bear interest, payable monthly, at a rate equal to the sum of any applicable floor, benchmark adjustment, margin, and the market rate of each respective rate type that was effective as of September 30, 2024 (as follows):

	Floor	Benchmark Adjustment	Margin	Rate Type	Effective Interest Rate
Senior	0.50%	0.10%	3.00%	1-month SOFR	8.30%
RMR IV warehouse	—	0.10%	2.80%	1-month SOFR	8.10%
RMR V warehouse	—	—	2.75%	Conduit	7.91%
RMR VI warehouse	—	0.10%	2.50%	1-month SOFR	7.80%
RMR VII warehouse	—	0.10%	3.00%	1-month SOFR	8.30%

Securitizations: From time to time, the Company and its SPE, RMR III, complete private offerings and sales of asset-backed notes through the Company’s Issuance Trusts. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sells and transfers to the Issuance Trusts. The Issuance Trusts hold restricted cash reserves to satisfy provisions of the transaction documents. Borrowings under the securitizations bear interest, payable monthly, and principal repayments begin the month subsequent to the end of the revolving period. Prior to maturity, the Company may redeem the notes in full, but not in part, at its option on securitization-specific, designated dates. No payments of principal of the notes will be made during the revolving periods.

The following table includes the key terms under each of the Company’s securitizations as of September 30, 2024:

Dollars in thousands	Issue Date	Issue Amount	Debt Balance	Restricted Cash Reserves	Effective Interest Rate	Revolving Period End Date	Maturity Date
RMIT 2020-1	Sep 2020	$180,000	$63,037	$1,875	3.79%	Sep 2023	Oct 2030
RMIT 2021-1	Feb 2021	248,700	135,256	2,604	2.42%	Feb 2024	Mar 2031
RMIT 2021-2	Jul 2021	200,000	200,191	2,083	2.30%	Jul 2026	Aug 2033
RMIT 2021-3	Oct 2021	125,000	125,202	1,471	3.88%	Sep 2026	Oct 2033
RMIT 2022-1	Feb 2022	250,000	250,374	2,646	3.59%	Feb 2025	Mar 2032
RMIT 2022-2B (1)	Oct 2022	200,000	184,295	2,326	7.51%	Oct 2024	Nov 2031
RMIT 2024-1 (2)	Jun 2024	187,305	187,788	1,078	6.19%	May 2027	Jul 2036
Total securitizations		$1,391,005	$1,146,143	$14,083

(1) The transaction consisted of the issuance of three classes of fixed-rate, asset-backed notes by RMIT 2022-2B. RMR III sold two classes of the asset-backed notes and transferred them to RMIT 2022-2B. On the closing date, RMR III retained the $16.3 million Class C fixed-rate, asset-backed notes that may be sold in whole or in part.

(2) In June 2024, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2024-1, completed a private offering and sale of $187 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2024-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2024-1. Prior to maturity in July 2036, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in June 2027. No payments of principal of the notes will be made during the revolving period.

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of September 30, 2024, the Company was in compliance with all debt covenants.

Note 7. Stockholders’ Equity

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends declared per common share	$0.30	$0.30	$0.90	$0.90

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	September 30, 2024		December 31, 2023
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$4,745	$4,745	$4,509	$4,509
Restricted cash	115,576	115,576	124,164	124,164
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,581,148	1,631,581	1,536,118	1,603,737
Liabilities
Level 3
Debt	1,395,892	1,348,511	1,399,814	1,308,349

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	September 30, 2024		December 31, 2023
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2
Restricted available-for-sale investments	21,727	21,727	22,740	22,740

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

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2024	2023	2024	2023
Provision for corporate taxes	$2,447	$2,465	$10,047	$7,125
Discrete tax (benefits) deficiencies	55	(388)	(40)	(342)
Total income taxes	$2,502	$2,077	$10,007	$6,783

Note 10. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2024	2023	2024	2023
Numerator:
Net income	$7,663	$8,820	$31,313	$23,532
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,683	9,429	9,622	9,385
Effect of dilutive securities	407	221	278	228
Weighted-average shares adjusted for dilutive securities	10,090	9,650	9,900	9,613
Earnings per share:
Basic	$0.79	$0.94	$3.25	$2.51
Diluted	$0.76	$0.91	$3.16	$2.45

The Company excluded outstanding shares of common stock totaling 24 thousand and 0.3 million for the three months ended September 30, 2024 and 2023, respectively, and 0.3 million and 0.4 million for the nine months ended September 30, 2024 and 2023, respectively, from the computation of diluted earnings per share because they were anti-dilutive.

Note 11. Share-Based Compensation

The Company previously adopted the 2007 Plan, the 2011 Plan, and the 2015 Plan (including re-approval as amended and restated in April 2017 and May 2021). On May 16, 2024, the stockholders of the Company approved the 2024 Plan. As of September 30, 2024, subject to adjustments as provided in the 2024 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2024 Plan could not exceed the sum of (i) 381,000 shares plus (ii) any shares remaining available for the grant of awards as of May 16, 2024 under the 2015 Plan, plus (iii) any shares subject to an award granted under the 2015 Plan which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason after May 16, 2024 without the issuance of shares or pursuant to which such shares are forfeited (subject to adjustment for anti-dilution purposes as provided in the 2024 Plan). Of the amount described in the preceding sentence, no more than 381,000 shares may be issued under the 2024 Plan pursuant to the grant of incentive stock options (subject to adjustment for anti-dilution purposes). As of May 16, 2024, there were

1.0 million shares available for grant under the 2024 Plan, inclusive of shares previously available for grant under the 2015 Plan that were rolled over to the 2024 Plan. No further grants will be made under the 2015 Plan. However, awards that are outstanding under the 2007 Plan, the 2011 Plan, and the 2015 Plan will continue in accordance with their respective terms. As of September 30, 2024, there were 0.5 million shares available for grant under the 2024 Plan.

For the three months ended September 30, 2024 and 2023, the Company recorded share-based compensation expense of $3.7 million and $3.4 million, respectively. The Company recorded $8.8 million and $7.8 million in share-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, unrecognized share-based compensation expense to be recognized over future periods approximated $14.3 million. This amount will be recognized as expense over a weighted-average period of 1.8 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

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

The following table summarizes the stock option activity for the nine months ended September 30, 2024:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	509	$23.32
Granted	—	—
Exercised	(62)	21.36
Forfeited	—	—
Expired	—	—
Options outstanding at September 30, 2024	447	$23.59	4.6	$4,077
Options exercisable at September 30, 2024	447	$23.59	4.6	$4,077

The following table provides additional stock option information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2024	2023	2024	2023
Weighted-average grant date fair value per share	$—	$—	$—	$—
Intrinsic value of options exercised	$657	$—	$657	$277
Fair value of stock options that vested	$—	$20	$—	$20

Performance restricted stock units: Compensation expense for PRSUs is based on the fair value of the award estimated on the grant date using the Monte Carlo valuation model. The following are the weighted-average assumptions for the PRSU grants during the periods indicated below:

	Nine Months Ended September 30,
	2024	2023
Expected volatility	42.48%	40.18%
Expected dividends	2.30%	2.24%
Risk-free rate	5.21%	5.21%
Discount for post-vesting restrictions	9.19%	8.48%

The following table summarizes PRSU activity during the nine months ended September 30, 2024:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2024	175	$39.94
Granted	136	26.21
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at September 30, 2024	311	$33.93

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per unit amounts	2024	2023	2024	2023
Weighted-average grant date fair value per unit	$—	$—	$26.21	$32.40
Fair value of PRSUs that vested	$—	$—	$—	$—

Performance-contingent restricted stock units: Compensation expense for performance-contingent RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes performance-contingent RSU activity during the nine months ended September 30, 2024:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2024	45	$30.22
Granted (target)	—	—
Achieved performance adjustment	—	—
Vested	(45)	30.22
Forfeited	—	—
Non-vested units at September 30, 2024	—	$—

The following table provides additional performance-contingent RSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per unit amounts	2024	2023	2024	2023
Weighted-average grant date fair value per unit	$—	$—	$—	$—
Fair value of RSUs that vested	$—	$—	$1,371	$1,445

Restricted stock units: The fair value and compensation expense of the primary portion of the Company’s service-based RSUs are calculated using the Company’s closing stock price on the date of grant. These RSUs include RSUs granted pursuant to the Company’s LTIP.

The following table summarizes service-based RSU activity during the nine months ended September 30, 2024:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2024	—	$—
Granted (target)	53	28.20
Vested	—	—
Forfeited	—	—
Non-vested units at September 30, 2024	53	$28.20

The following table provides additional service-based RSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per unit amounts	2024	2023	2024	2023
Weighted-average grant date fair value per unit	$—	$—	$28.20	$—
Fair value of RSUs that vested	$—	$—	$—	$—

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

The following table summarizes RSA activity during the nine months ended September 30, 2024:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2024	190	$35.89
Granted	372	28.52
Vested	(41)	27.23
Forfeited	(10)	31.84
Non-vested shares at September 30, 2024	511	$31.30

The following table provides additional RSA information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2024	2023	2024	2023
Weighted-average grant date fair value per share	$32.02	$30.43	$28.52	$34.25
Fair value of RSAs that vested	$118	$259	$1,108	$1,540

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

Note 13. Subsequent Events

RMR VII revolving warehouse credit facility amendment: In October 2024, the Company amended its RMR VII revolving warehouse credit facility to, among other things, (i) increase the commitment amount from $75 million to $125 million, (ii) amend the "Advance Rate" definition to reflect 76.0% and, during the continuation of a “Level I Trigger Event,” 72.5%, (iii) address changes to the definitions of "Concentration Limits," "Level I Trigger Event," and "Level II Trigger Event," (iv) add certain additional direct and indirect subsidiaries of the Company to the definition of “Originator,” (v) extend the "Scheduled Commitment Termination Date" to October 15, 2026, (vi) make certain clarifications to the eligibility criteria for "Eligible Receivables," and (vii) address amendments to and the incorporation of certain definitions relating to the pledge of participation interests in receivables originated by a bank partner upon the satisfaction of certain conditions.

In addition, certain pricing terms were modified pursuant to an amended and restated fee letter agreement. The terms of the amended and restated fee letter agreement reduced (i) the margin applied in calculating the rate of interest on the advances made pursuant to the RMR VII Credit Agreement to 2.40% per annum and (ii) the unused commitment fee rate for each day that the aggregate principal amount of the loans under the RMR VII Credit Agreement are greater than fifty percent (50%) of the aggregate commitment of the lenders under the RMR VII Credit Agreement to 0.40% per annum. The amended revolving warehouse credit facility is described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on October 8, 2024.

ASU 2024-03: In November 2024, the FASB issued ASU 2024-03, enhancing the disclosures about a company’s expenses. The amendment, among other things, improves these disclosures by requiring disaggregated expense information about a company’s expense types. The amendments in this update are effective for annual periods beginning after December 15, 2026, and early adoption is permitted. The enhanced expense guidance can be applied on either a prospective (for financial statements issued during reporting periods after the effective date of this ASU) or retrospective (to any or all prior periods presented) basis. The Company is currently evaluating the impact of this update on its consolidated financial statements.

Quarterly cash dividend: In November 2024, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on December 11, 2024 to shareholders of record at the close of business on November 21, 2024. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (which was filed with the SEC on February 22, 2024), our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (which was filed with the SEC on May 3, 2024), our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (which was filed with the SEC on August 2, 2024), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of September 30, 2024, we operate under the name “Regional Finance” online and in 340 branch locations in 19 states across the United States, serving 557,400 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

•
Large Loans (>$2,500) – As of September 30, 2024, we had 252.2 thousand large installment loans outstanding, representing $1.3 billion in net finance receivables. This included 65.7 thousand large loan convenience checks, representing $189.9 million in net finance receivables.
•
Small Loans (≤$2,500) – As of September 30, 2024, we had 303.9 thousand small installment loans outstanding, representing $524.8 million in net finance receivables. This included 160.1 thousand small loan convenience checks, representing $246.2 million in net finance receivables.
•
Retail Loans – As of September 30, 2024, we had 1.3 thousand retail purchase loans outstanding, representing $1.5 million in net finance receivables.
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

As inflation accelerated and geopolitical stability began to deteriorate in the fourth quarter of 2021, we began to proactively tighten our credit models. Ongoing inflationary pressures, higher interest rates, and geopolitical events outside of the U.S. continue to create economic uncertainty. We have therefore continued to maintain tighter underwriting guidelines. However, more recently, due to moderating inflation and expectations for an improving economic environment, we have prudently increased the growth in our higher-margin small loan portfolio. We grew the small loan portfolio by $50.6 million, or 10.7%, year-over-year. To balance the risk associated with the growth in our higher-margin small loan portfolio, we continue to deploy a barbell strategy of originating higher-credit-quality, auto-secured loans.

Our allowance for credit losses was 10.6% of net finance receivables as of September 30, 2024. Our contractual delinquency as a percentage of net finance receivables was 6.9% as of September 30, 2024, down from 7.3% as of the prior-year period. Going forward, macroeconomic conditions may necessitate changes to the macroeconomic assumptions within our forecast and to our credit loss performance outlook, either of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of September 30, 2024, we had $154.7 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. In addition, we had $482.2 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of September 30, 2024. We believe our liquidity position provides substantial runway to support the fundamental operations of our business and to fund future growth.

Factors Affecting Our Results of Operations

Our business is impacted by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. Changes in quarterly growth or liquidation could result in larger allowance for credit loss releases in periods of portfolio liquidation and larger provisions for credit losses in periods of portfolio growth. Consequently, we experience seasonal fluctuations in our operating results. However, changes in macroeconomic factors, including inflation, higher interest rates, and geopolitical conflict, have impacted our typical seasonal trends for loan volume and delinquency.

Growth in Loan Portfolio. The revenue that we generate from interest and fees is largely driven by the balance of loans that we originate. Average net finance receivables were $1.8 billion for the first nine months of 2024 and $1.7 billion for the prior-year period. We source our loans through our branches, centrally-managed direct mail program, digital partners, and our consumer website. The majority of our loans, regardless of origination channel, are serviced through our branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers we are able to serve. We continue to assess our branch network for clear opportunities to add additional branches in new and existing states where it is favorable for us to conduct business or consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of September 30, 2024, representing 82% of our total debt.

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

As reinsurer, we maintain restricted reserves comprised of restricted cash and restricted available-for-sale investments for life insurance claims in an amount determined by the unaffiliated insurance company. As of September 30, 2024, the restricted reserves consisted of $20.9 million of unearned premium reserves and $1.1 million of unpaid claims reserves. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, interest income from restricted cash, commissions earned from the sale of an auto club product, and investment income from restricted available-for-sale securities are included in other income.

Provision for Credit Losses. Provisions for credit losses are charged to income in amounts that we estimate as sufficient to maintain an allowance for credit losses at an adequate level to provide for lifetime expected credit losses on the related finance receivable portfolio. We reserve for expected lifetime credit losses at origination of each loan, while the revenue benefits are recognized over the life of the loan. Credit loss experience, current conditions, reasonable and supportable economic forecasts, delinquency of finance receivables, loan portfolio growth, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Substantial adjustments to the allowance may be necessary if there are significant changes in forecasted economic conditions or loan portfolio performance.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	3Q 24		3Q 23		YTD 24		YTD 23
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$133,932	29.9%	$125,018	29.0%	$390,648	29.5%	$363,508	28.6%
Insurance income, net	7,422	1.7%	11,382	2.6%	28,903	2.2%	33,544	2.6%
Other income	4,984	1.0%	4,478	1.1%	14,120	1.0%	12,688	1.0%
Total revenue	146,338	32.6%	140,878	32.7%	433,671	32.7%	409,740	32.2%
Expenses
Provision for credit losses	54,349	12.1%	50,930	11.8%	154,574	11.7%	151,149	11.9%

Personnel	38,323	8.6%	39,832	9.3%	113,240	8.5%	114,848	9.0%
Occupancy	6,551	1.5%	6,315	1.5%	19,075	1.4%	18,761	1.5%
Marketing	5,078	1.1%	4,077	0.9%	14,229	1.1%	11,300	0.9%
Other	12,516	2.7%	11,880	2.7%	36,508	2.8%	33,414	2.6%
Total general and administrative	62,468	13.9%	62,104	14.4%	183,052	13.8%	178,323	14.0%

Interest expense	19,356	4.3%	16,947	4.0%	54,725	4.1%	49,953	3.9%
Income before income taxes	10,165	2.3%	10,897	2.5%	41,320	3.1%	30,315	2.4%
Income taxes	2,502	0.6%	2,077	0.5%	10,007	0.7%	6,783	0.6%
Net income	$7,663	1.7%	$8,820	2.0%	$31,313	2.4%	$23,532	1.8%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	3Q 23	4Q 23	1Q 24	2Q 24	3Q 24	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$125,018	$126,190	$128,818	$127,898	$133,932	$6,034	$8,914
Insurance income, net	11,382	10,985	10,974	10,507	7,422	(3,085)	(3,960)
Other income	4,478	4,484	4,516	4,620	4,984	364	506
Total revenue	140,878	141,659	144,308	143,025	146,338	3,313	5,460
Expenses
Provision for credit losses	50,930	68,885	46,423	53,802	54,349	(547)	(3,419)

Personnel	39,832	42,024	37,820	37,097	38,323	(1,226)	1,509
Occupancy	6,315	6,268	6,375	6,149	6,551	(402)	(236)
Marketing	4,077	4,474	4,315	4,836	5,078	(242)	(1,001)
Other	11,880	12,030	11,938	12,054	12,516	(462)	(636)
Total general and administrative	62,104	64,796	60,448	60,136	62,468	(2,332)	(364)

Interest expense	16,947	17,510	17,504	17,865	19,356	(1,491)	(2,409)
Income (loss) before income taxes	10,897	(9,532)	19,933	11,222	10,165	(1,057)	(732)
Income taxes	2,077	(1,958)	4,728	2,777	2,502	275	(425)
Net income (loss)	$8,820	$(7,574)	$15,205	$8,445	$7,663	$(782)	$(1,157)
Net income (loss) per common share:
Basic	$0.94	$(0.80)	$1.59	$0.88	$0.79	$(0.09)	$(0.15)
Diluted	$0.91	$(0.80)	$1.56	$0.86	$0.76	$(0.10)	$(0.15)
Weighted-average shares outstanding:
Basic	9,429	9,437	9,569	9,613	9,683	(70)	(254)
Diluted	9,650	9,437	9,746	9,863	10,090	(227)	(440)

	Balance Sheet Quarterly Trend
	3Q 23	4Q 23	1Q 24	2Q 24	3Q 24	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,765,340	$1,794,527	$1,756,748	$1,789,052	$1,821,831	$32,779	$56,491
Net finance receivables	$1,751,009	$1,771,410	$1,744,286	$1,773,743	$1,819,756	$46,013	$68,747
Allowance for credit losses	$184,900	$187,400	$187,100	$185,400	$192,100	$6,700	$7,200
Debt	$1,372,748	$1,399,814	$1,358,795	$1,378,449	$1,395,892	$17,443	$23,144

	Other Key Metrics Quarterly Trend
	3Q 23	4Q 23	1Q 24	2Q 24	3Q 24	QoQ Inc (Dec)	YoY Inc (Dec)
Interest and fee yield (annualized)	29.0%	28.8%	29.3%	29.3%	29.9%	0.6%	0.9%
Efficiency ratio	44.1%	45.7%	41.9%	42.0%	42.7%	0.7%	(1.4)%
Operating expense ratio	14.4%	14.8%	13.7%	13.8%	13.9%	0.1%	(0.5)%
30+ contractual delinquency	7.3%	6.9%	7.1%	6.9%	6.9%	—	(0.4)%
Net credit loss ratio	11.0%	15.1%	10.6%	12.7%	10.6%	(2.1)%	(0.4)%
Book value per share	$33.61	$33.02	$34.10	$33.96	$34.72	$0.76	$1.11

Comparison of September 30, 2024, versus September 30, 2023
The following discussion and table describe the changes in finance receivables by product type:

•
Large Loans (>$2,500) – Large loans outstanding increased by $21.5 million, or 1.7%, remaining consistent at $1.3 billion as of the periods ending September 30, 2024 and September 30, 2023. The increase was due to growth in our auto-secured loan portfolio, the growth of receivables in branches opened during 2023 and 2024, and the transition of small loan customers to large loans.
•
Small Loans (≤$2,500) – Small loans outstanding increased by $50.6 million, or 10.7%, to $524.8 million at September 30, 2024, from $474.2 million at September 30, 2023. The increase was due to increased marketing, growth in our higher-margin loan portfolio, and growth of receivables in branches opened during 2023 and 2024, partially offset by the transition of small loan customers to large loans.
•
Retail Loans – Retail loans outstanding decreased $3.4 million, or 69.2%, to $1.5 million at September 30, 2024, from $4.9 million at September 30, 2023. We ceased accepting applications for our retail loan product offering as of November 2022 to focus on growing our core loan portfolio.

	Net Finance Receivables by Product
Dollars in thousands	3Q 24	3Q 23	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$1,293,410	$1,271,891	$21,519	1.7%
Small loans	524,826	474,181	50,645	10.7%
Retail loans	1,520	4,937	(3,417)	(69.2)%
Total net finance receivables	$1,819,756	$1,751,009	$68,747	3.9%
Number of branches at period end	340	347	(7)	(2.0)%
Net finance receivables per branch	$5,352	$5,046	$306	6.1%

Comparison of the Three Months Ended September 30, 2024, versus the Three Months Ended September 30, 2023

Net Income. Net income decreased $1.2 million, or 13.1%, to $7.7 million during the three months ended September 30, 2024, from $8.8 million during the prior-year period. The decrease was due to an increase in provision for credit losses of $3.4 million, an increase in interest expense of $2.4 million, an increase in general and administrative expenses of $0.4 million, and an increase in income taxes of $0.4 million, partially offset by an increase in revenue of $5.5 million.

Revenue. Total revenue increased $5.5 million, or 3.9%, to $146.3 million during the three months ended September 30, 2024, from $140.9 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $8.9 million, or 7.1%, to $133.9 million during the three months ended September 30, 2024, from $125.0 million during the prior-year period. The increase was primarily due to a 4.1% increase in average net finance receivables and a 0.9% increase in annualized average yield. The increase in yield was due to price increases, growth in our higher-margin small loan business, and improved credit performance.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Three Months Ended			Average Yields for the Three Months Ended (1)
Dollars in thousands	3Q 24	3Q 23	YoY % Inc (Dec)	3Q 24	3Q 23	YoY % Inc (Dec)
Large loans	$1,279,720	$1,257,168	1.8%	26.7%	26.3%	0.4%
Small loans	511,294	459,320	11.3%	37.8%	36.6%	1.2%
Retail loans	1,795	5,647	(68.2)%	16.3%	16.9%	(0.6)%
Total interest and fee yield	$1,792,809	$1,722,135	4.1%	29.9%	29.0%	0.9%

(1) Annualized interest and fee income as a percentage of average net finance receivables.

Total originations increased to $426.2 million during the three months ended September 30, 2024, from $425.1 million during the prior-year period. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Three Months Ended
Dollars in thousands	3Q 24	3Q 23	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$251,563	$251,999	$(436)	(0.2)%
Small loans	174,632	173,074	1,558	0.9%
Total loans originated	$426,195	$425,073	$1,122	0.3%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 3Q 24 Compared to 3Q 23 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$1,484	$1,246	$23	$2,753
Small loans	4,757	1,410	159	6,326
Retail loans	(162)	(8)	5	(165)
Product mix	(948)	986	(38)	—
Total increase in interest and fee income	$5,131	$3,634	$149	$8,914

Insurance Income, Net. Insurance income, net decreased $4.0 million, or 34.8% to $7.4 million during the three months ended September 30, 2024, from $11.4 million during the prior-year period. During both the three months ended September 30, 2024 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. During the three months ended September 30, 2024 personal property claims reserves represented the largest component of direct insurance expenses. During the three months ended September 30, 2023 life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Three Months Ended
Dollars in thousands	3Q 24	3Q 23	YoY $ B(W)	YoY % B(W)
Earned premiums	$14,376	$15,039	$(663)	(4.4)%
Claims, reserves, and certain direct expenses	(6,954)	(3,657)	(3,297)	(90.2)%
Insurance income, net	$7,422	$11,382	$(3,960)	(34.8)%

Earned premiums decreased by $0.7 million, and claims, reserves, and certain direct expenses increased by $3.3 million, in each case compared to the prior-year period. The decrease in earned premiums was primarily due to our strategic shifts in product and geographic mix which resulted in fewer active policies. The increase in claims, reserves, and certain direct expenses was primarily due to an increase in personal property insurance claims and reserves of $3.5 million related to hurricane activity.

Other Income. Other income increased $0.5 million, or 11.3%, to $5.0 million during the three months ended September 30, 2024, from $4.5 million during the prior-year period, primarily due to higher late charges of $0.2 million associated with portfolio growth, an increase in sales of our auto club product of $0.1 million, and higher investment income of $0.1 million.

Provision for Credit Losses. Our provision for credit losses increased $3.4 million, or 6.7%, to $54.3 million during the three months ended September 30, 2024, from $50.9 million during the prior-year period. The increase was due to a change in provision expense of $3.2 million and an increase in net credit losses of $0.2 million, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the three months ended September 30, 2024, and the prior-year period, the allowance for credit losses included builds of $6.7 million and $3.5 million, respectively. We grew our loan portfolio sequentially by $46.0 million and $62.1 million during the three months ended September 30, 2024 and the prior-year period, respectively, which required increases to our provision for credit losses of $4.6 million and $6.3 million. The three months ended September 30, 2024 also included a $2.1 million reserve related to third quarter hurricane activity. The allowance for credit losses as a percentage of net finance receivables remained consistent at 10.6% as of September 30, 2024 and the prior-year period.

Net Credit Losses. Net credit losses increased $0.2 million, or 0.5%, to $47.6 million during the three months ended September 30, 2024, from $47.4 million during the prior-year period. The increase was primarily due to higher average net finance receivables. The net credit loss ratio was 10.6% during the three months ended September 30, 2024, compared to 11.0% during the prior-year period. Our net credit loss ratio during the three months ended September 30, 2024 was inclusive of a 30 basis point increase from growth in our higher-margin small loan business.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables improved to 6.9% as of September 30, 2024, from 7.3% during the prior-year period. Our contractual delinquency as of September 30, 2024 included an estimated 40 basis point benefit from special borrower assistance programs related to hurricane activity and an estimated 20 basis point increase from growth in our higher-margin small loan business.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	3Q 24		3Q 23
Current	$1,529,171	84.1%	$1,472,931	84.2%
1 to 29 days past due	164,568	9.0%	149,648	8.5%
Delinquent accounts:
30 to 59 days	35,300	1.9%	36,502	2.1%
60 to 89 days	27,704	1.5%	28,130	1.6%
90 to 119 days	23,964	1.4%	23,420	1.3%
120 to 149 days	22,544	1.2%	21,309	1.2%
150 to 179 days	16,505	0.9%	19,069	1.1%
Total contractual delinquency	$126,017	6.9%	$128,430	7.3%
Total net finance receivables	$1,819,756	100.0%	$1,751,009	100.0%

	Contractual Delinquency by Product
Dollars in thousands	3Q 24		3Q 23
Large loans	$76,435	5.9%	$82,256	6.5%
Small loans	49,351	9.4%	45,438	9.6%
Retail loans	231	15.2%	736	14.9%
Total contractual delinquency	$126,017	6.9%	$128,430	7.3%

General and Administrative Expenses. Our general and administrative expenses increased $0.4 million, or 0.6%, to $62.5 million during the three months ended September 30, 2024, from $62.1 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which decreased $1.5 million, or 3.8%, to $38.3 million during the three months ended September 30, 2024, from $39.8 million during the prior-year period. The decrease was driven by decreased labor costs of $0.8 million, capitalized loan origination costs which reduce personnel expenses of $0.3 million, lower incentives of $0.1 million, and lower recruiter fees of $0.1 million, in each case compared to the prior-year period.

Occupancy. Occupancy expenses increased $0.2 million, or 3.7%, to $6.6 million during the three months ended September 30, 2024, from $6.3 million during the prior-year period primarily due to increased rent of $0.2 million.

Marketing. Marketing expenses increased $1.0 million, or 24.6%, to $5.1 million during the three months ended September 30, 2024, from $4.1 million during the prior-year period due to increased activity in our direct mail campaigns to support growth.

Other Expenses. Other expenses increased $0.6 million, or 5.4%, to $12.5 million during the three months ended September 30, 2024, from $11.9 million during the prior-year period. The increase was primarily due to investment in digital and technological capabilities of $0.4 million and higher credit bureau fees of $0.3 million.

Operating Expense Ratio. Our operating expense ratio decreased by 0.5% to 13.9% during the three months ended September 30, 2024, from 14.4% during the prior-year period.

Interest Expense. Interest expense increased $2.4 million, or 14.2%, to $19.4 million during the three months ended September 30, 2024, from $16.9 million during the prior-year period. The increase was primarily due to an increase in our average cost of debt as well as an increase in the average balance of our debt facilities. The annualized average cost of debt increased 0.58% to 5.58% during the three months ended September 30, 2024, from 5.00% during the prior-year period. The average balance of our debt facilities increased $30.0 million, or 2.2%, and the ending balance remained consistent at $1.4 billion as of the periods ended September 30, 2024 and September 30, 2023, respectively.

Income Taxes. Income taxes increased $0.4 million, or 20.5%, to $2.5 million during the three months ended September 30, 2024, from $2.1 million during the prior-year period. The increase was primarily due to discrete tax benefits as a result of the re-establishment of deferred tax assets for certain state net operating losses during the prior-year period, partially offset by a $0.7 million decrease in income before income taxes compared to the prior-year period. Our effective tax rates were 24.6% and 19.1% for the three months ended September 30, 2024 and the prior-year period, respectively. The increase in the effective tax rate was primarily related to the re-establishment of deferred tax assets in the prior-year period.

Comparison of the Nine Months Ended September 30, 2024, versus the Nine Months Ended September 30, 2023

Net Income. Net income increased $7.8 million, or 33.1%, to $31.3 million during the nine months ended September 30, 2024, from $23.5 million during the prior-year period. The increase was due to an increase in revenue of $23.9 million, partially offset by an increase in interest expense of $4.8 million, an increase in general and administrative expenses of $4.7 million, an increase in provision for credit losses of $3.4 million, and an increase in income taxes of $3.2 million.

Revenue. Total revenue increased $23.9 million, or 5.8%, to $433.7 million during the nine months ended September 30, 2024, from $409.7 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $27.1 million, or 7.5%, to $390.6 million during the nine months ended September 30, 2024, from $363.5 million during the prior-year period. The increase was primarily due to a 4.2% increase in average net finance receivables and a 0.9% increase in annualized average yield. The increase in yield was due to price increases, growth in our higher-margin small loan business, and improved credit performance. The nine months ended September 30, 2024 and September 30, 2023 included reductions in revenue reversals of an estimated $1.7 million and $1.9 million attributable to the loan sales that occurred during the fourth quarters of 2023 and 2022, respectively.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Nine Months Ended			Average Yields for the Nine Months Ended (1)
Dollars in thousands	YTD 24	YTD 23	YoY % Inc (Dec)	YTD 24	YTD 23	YoY % Inc (Dec)
Large loans	$1,266,363	$1,232,170	2.8%	26.3%	26.1%	0.2%
Small loans	497,987	456,893	9.0%	37.7%	35.4%	2.3%
Retail loans	2,521	7,252	(65.2)%	16.2%	17.5%	(1.3)%
Total interest and fee yield	$1,766,871	$1,696,315	4.2%	29.5%	28.6%	0.9%
(1)
Annualized interest and fee income as a percentage of average net finance receivables.

Total originations increased to $1.2 billion during the nine months ended September 30, 2024, from $1.1 billion during the prior-year period. Origination volume increased during the nine months ended September 30, 2024 compared to the prior-year period due to an increase in small loan convenience checks. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Nine Months Ended
Dollars in thousands	YTD 24	YTD 23	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$691,416	$695,084	$(3,668)	(0.5)%
Small loans	487,195	432,018	55,177	12.8%
Retail loans	—	146	(146)	(100.0)%
Total loans originated	$1,178,611	$1,127,248	$51,363	4.6%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD 24 Compared to YTD 23 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$6,695	$1,651	$46	$8,392
Small loans	10,910	7,784	700	19,394
Retail loans	(621)	(72)	47	(646)
Product mix	(1,864)	2,177	(313)	—
Total increase in interest and fee income	$15,120	$11,540	$480	$27,140

Insurance Income, Net. Insurance income, net decreased $4.6 million, or 13.8%, to $28.9 million during the nine months ended September 30, 2024, from $33.5 million during the prior-year period. During both the nine months ended September 30, 2024 and the prior-year period, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. Life insurance claims expense represented the largest component of direct insurance expenses for both the nine months ended September 30, 2024 and the prior-year period.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Nine Months Ended
Dollars in thousands	YTD 24	YTD 23	YoY $ B(W)	YoY % B(W)
Earned premiums	$42,776	$45,202	$(2,426)	(5.4)%
Claims, reserves, and certain direct expenses	(13,873)	(11,658)	(2,215)	(19.0)%
Insurance income, net	$28,903	$33,544	$(4,641)	(13.8)%

Earned premiums decreased by $2.4 million and claims, reserves, and certain direct expenses increased by $2.2 million, in each case compared to the prior-year period. The decrease in earned premiums was primarily due to our strategic shifts in product and geographic mix which resulted in fewer active policies. The increase in claims, reserves, and certain direct expenses was primarily due to an increase in personal property insurance claims and reserves of $3.5 million related to hurricane activity.

Other Income. Other income increased $1.4 million, or 11.3%, to $14.1 million during the nine months ended September 30, 2024, from $12.7 million during the prior-year period, primarily due to higher late charges of $0.7 million associated with portfolio growth, an increase in sales of our auto club product of $0.3 million, higher interest income of $0.2 million from cash reserves, and higher investment income from securities of $0.1 million.

Provision for Credit Losses. Our provision for credit losses increased $3.4 million, or 2.3%, to $154.6 million during the nine months ended September 30, 2024, from $151.1 million during the prior-year period. Net credit losses increased $4.8 million, partially offset by a decrease of $1.4 million in the allowance for credit losses, in each case compared to the prior-year period. The provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the nine months ended September 30, 2024, and the prior-year period, the allowance for credit losses included builds of $4.7 million and $6.1 million, respectively. The $4.7 million build was inclusive of a $2.1 million reserve related to third quarter hurricane activity. The allowance for credit losses as a percentage of net finance receivables remained consistent at 10.6% as of September 30, 2024, and the prior-year period.

Net Credit Losses. Net credit losses increased $4.8 million, or 3.3%, to $149.9 million during the nine months ended September 30, 2024, from $145.0 million during the prior-year period. The increase was primarily due to higher average net finance receivables. The net credit loss ratio was 11.3% during the nine months ended September 30, 2024, compared to 11.4% during the prior-year period. Our net credit loss ratio during the nine months ended September 30, 2024 was inclusive of a 10 basis point increase from growth in our higher-margin small loan business. Additionally, our net credit loss ratios during the nine months ended September 30, 2024 and September 30, 2023 were inclusive of estimated 90 basis point and 100 basis point benefits from accelerated charge-offs in each of the fourth quarters of 2023 and 2022, respectively, attributable to the loan sales.

Delinquency Performance. Our contractual delinquency as a percentage of net finance receivables improved to 6.9% as of September 30, 2024, from 7.3% in the prior-year period. Our contractual delinquency as of September 30, 2024 included an estimated 40 basis point benefit from special borrower assistance programs related to hurricane activity and an estimated 20 basis point increase from growth in our higher-margin small loan business.

General and Administrative Expenses. Our general and administrative expenses increased $4.7 million, or 2.7%, to $183.1 million during the nine months ended September 30, 2024, from $178.3 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which decreased $1.6 million, or 1.4%, to $113.2 million during the nine months ended September 30, 2024, from $114.8 million during the prior-year period. The decrease was primarily due to higher capitalized loan origination costs which reduce personnel expenses of $1.2 million and lower incentives of $0.3 million, compared to the prior-year period.

Occupancy. Occupancy expenses increased $0.3 million, or 1.7%, to $19.1 million during the nine months ended September 30, 2024, from $18.8 million during the prior-year period. The increase was primarily due to increased rent expense of $0.6 million, partially offset by decreased telecommunications expense of $0.2 million.

Marketing. Marketing expenses increased $2.9 million, or 25.9%, to $14.2 million during the nine months ended September 30, 2024, from $11.3 million during the prior-year period. The increase was primarily due to increased activity in our direct mail campaigns to support growth.

Other Expenses. Other expenses increased $3.1 million, or 9.3%, to $36.5 million during the nine months ended September 30, 2024, from $33.4 million during the prior-year period. The increase was primarily due to our investment in digital and technological capabilities of $1.1 million and increase in collections expense of $0.8 million, compared to the prior-year period. The prior-year period included insurance settlement proceeds of $1.0 million which reduced other expenses. Additionally, we often experience increases in other expenses including legal expenses, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our operating expense ratio decreased by 0.2% to 13.8% during the nine months ended September 30, 2024, from 14.0% during the prior-year period.

Interest Expense. Interest expense increased $4.8 million, or 9.6%, to $54.7 million during the nine months ended September 30, 2024, compared to $50.0 million during the prior-year period. The increase was primarily due to an increase in our average cost of debt as well as an increase in the average balance of our debt facilities. The annualized average cost of debt increased 0.33% to 5.31% during the nine months ended September 30, 2024, from 4.98% during the prior-year period. The average balance of our debt facilities increased $38.1 million to $1.4 billion during the nine months ended September 30, 2024, from $1.3 billion during the prior-year period.

Income Taxes. Income taxes increased $3.2 million, or 47.5%, to $10.0 million during the nine months ended September 30, 2024, from $6.8 million during the prior-year period. The increase was primarily due to a $11.0 million increase in income before income taxes compared to the prior-year period and a prior-year period increase in discrete tax benefits, including the re-establishment of deferred tax assets for certain state net operating losses. Our effective tax rates were 24.2% and 22.4% for the nine months ended September 30, 2024 and the prior-year period, respectively. The increase in the effective tax rate was primarily related to the re-establishment of deferred tax assets in the prior-year period.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of September 30, 2024, we had a funded debt-to-equity ratio (debt divided by total stockholders’ equity) of 4.0 to 1.0 and a stockholders’ equity ratio (total stockholders’ equity as a percentage of total assets) of 19.4%.

Cash and cash equivalents increased to $4.7 million as of September 30, 2024, from $4.5 million as of the prior year-end. We had immediate availability to draw down cash from our revolving credit facilities of $149.9 million and $108.1 million as of September 30, 2024 and the prior year-end, respectively. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $482.2 million and $551.5 million as of September 30, 2024, and the prior year-end, respectively. Our total debt was $1.4 billion as of both September 30, 2024, and the prior year-end, respectively.

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, as of September 30, 2024 the revolving period maturities of our securitizations and warehouse credit facilities (each as described below within “Financing Arrangements and Restricted Cash Reserve Accounts”) ranged from October 2024 to May 2027. As of September 30, 2024, we did not exercise our right to redeem the notes of our RMIT 2020-1 and RMIT 2021-1 securitizations, for which the revolving periods ended in September 2023 and February 2024, respectively. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Dividends.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for the nine months ended September 30, 2024:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 24	February 7, 2024	February 22, 2024	March 14, 2024	$0.30
2Q 24	May 1, 2024	May 22, 2024	June 12, 2024	0.30
3Q 24	July 31, 2024	August 21, 2024	September 12, 2024	0.30
Total				$0.90

The Board declared and paid $9.2 million of cash dividends on our common stock during the nine months ended September 30, 2024. See Note 13, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding our cash dividend following the end of the quarter.

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

Cash Flow.

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2024 was $205.1 million, compared to $182.3 million during the prior-year period, a net increase of $22.8 million. The increase in net cash provided was primarily due to the growth of our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the nine months ended September 30, 2024 was $196.4 million, compared to $194.1 million during the prior-year period, a net increase in cash used of $2.3 million. The increase in net cash used was primarily driven by increased originations as we grow our loan portfolio, partially offset by increased repayments of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash used in financing activities during the nine months ended September 30, 2024 was $17.0 million, compared to net cash provided by financing activities of $4.5 million during the prior-year period, a net increase in cash used of $21.5 million. The net increase in cash used was primarily due to an increase in the net payments on debt of $21.6 million.

Financing Arrangements and Restricted Cash Reserve Accounts.

As of September 30, 2024, we had five revolving credit facilities outstanding and, from time to time, engaged in the private offering and sale of asset-backed notes. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions. Our debt arrangements described below, other than our senior revolving credit facility, are issued by each of our RMR and RMIT SPEs, which are considered VIEs under GAAP. These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $100.3 million and $109.9 million as of September 30, 2024 and December 31, 2023, respectively. Our debt arrangements also contain various debt covenants. We were in compliance with all such debt covenants as of September 30, 2024.

Revolving Credit Facilities. The following is a summary of our revolving credit facilities as of September 30, 2024:

Dollars in thousands	Capacity	Debt Balance	Effective Interest Rate	Facility Cash Reserve Requirement	Restricted Cash Collection	Maturity Date
Senior	$355,000	$173,687	8.30%	N/A	N/A	Sep 2025
RMR IV warehouse	$125,000	$23,692	8.10%	$298	$2,059	May 2026
RMR V warehouse	$100,000	$33,902	7.91%	$420	$2,713	Nov 2025
RMR VI warehouse	$75,000	$12,136	7.80%	$160	$1,038	Feb 2026
RMR VII warehouse (1)	$75,000	$6,332	8.30%	$78	$531	Oct 2025

(1) See Note 13, “Subsequent Events” of the Notes to the Consolidated Financial Statements in Part 1, Item 1, “Financial Statements,” for information regarding an amendment of the RMR VII Revolving Warehouse Credit Facility following the end of the fiscal quarter.

Securitizations. The following is a summary of our securitizations as of September 30, 2024:

Dollars in thousands	Issue Amount	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Revolving Period Maturity	Final Maturity Date
RMIT 2020-1	$180,000	$63,037	3.79%	$1,875	$5,504	Sep 2023	Oct 2030
RMIT 2021-1	$248,700	$135,256	2.42%	$2,604	$11,181	Feb 2024	Mar 2031
RMIT 2021-2	$200,000	$200,191	2.30%	$2,083	$13,834	Jul 2026	Aug 2033
RMIT 2021-3	$125,000	$125,202	3.88%	$1,471	$15,178	Sep 2026	Oct 2033
RMIT 2022-1	$250,000	$250,374	3.59%	$2,646	$17,916	Feb 2025	Mar 2032
RMIT 2022-2B (1)	$200,000	$184,295	7.51%	$2,326	$15,775	Oct 2024	Nov 2031
RMIT 2024-1	$187,305	$187,788	6.19%	$1,078	$14,548	May 2027	July 2036

(1) RMR III retained $16.3 million of Class C fixed-rate, asset-backed notes that may be sold in whole or in part.

RMC Reinsurance. Our wholly owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. These reserves are comprised of restricted cash and restricted available-for-sale investments, which totaled $0.3 million and $21.7 million, respectively, as of September 30, 2024.

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of September 30, 2024 by $1.6 million.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of September 30, 2024, the interest rates on 82.1% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and multiple revolving warehouse credit facilities. As of September 30, 2024, the balances and key terms of the credit facilities’ interest rate risk were as follows:

Revolving Credit Facility	Debt Balance (in thousands)	Interest Payment Frequency	Floor	Margin	Rate Type	Effective Interest Rate
Senior	$173,687	Monthly	0.50%	3.00%	1-month SOFR	8.30%
RMR IV warehouse	23,692	Monthly	—	2.80%	1-month SOFR	8.10%
RMR V warehouse	33,902	Monthly	—	2.75%	Conduit	7.91%
RMR VI warehouse	12,136	Monthly	—	2.50%	1-month SOFR	7.80%
RMR VII warehouse	6,332	Monthly	—	3.00%	1-month SOFR	8.30%
Total	$249,749

Based on the underlying rates and the outstanding balances as of September 30, 2024, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $2.5 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 5. OTHER INFORMATION.

On September 9, 2024, Robert W. Beck, the President and Chief Executive Officer of the Company and a member of the Board, adopted a Rule 10b5-1 trading plan. The Rule 10b5-1 trading plan, which terminates pursuant to its terms on September 14, 2025, provides for the potential sale of up to 46,000 shares of the Company’s common stock.

Except as set forth above, during the three months ended September 30, 2024, none of the Company’s officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.1	Second Amendment to Credit Agreement and Consent, dated as of October 3, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables VII, LLC, as borrower, the Bank of Montreal, as the committed lender, and BMO Capital Markets Corp., as administrative agent.		8-K	001-35477	10.1	10/8/2024
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X
32.1	Section 1350 Certifications	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: November 8, 2024	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)