Form 10-K
period 2024-12-31
Regional Management Corp.
filed 2025-02-21
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $239,547,871 based upon the closing sale price as reported on the New York Stock Exchange. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.

As of February 19, 2025, there were 9,831,461 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

Regional Management Corp.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2024

GLOSSARY

Terms and abbreviations used in this report are defined below:

Term or Abbreviation	Definition
2015 Plan	2015 Long-Term Incentive Plan
2024 Plan	2024 Long-Term Incentive Plan
ACH	automated clearing house
AFS	available-for-sale
APR	annual percentage rate
ASU	Accounting Standards Update
AWS	Amazon Web Services
Back book	loans originated from the fourth quarter of 2021 through the third quarter of 2022 and all delinquent renewals associated with loans originated prior to the fourth quarter of 2022
Board	the Company's Board of Directors
B(W)	comparatively better shown as positives, comparatively worse shown as negatives
Bylaws	the Company's bylaws
CAGR	compound annual growth rate
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Code of Ethics	the Code of Business Conduct and Ethics adopted by the Board
Company	Regional Management Corp.
Consent Agreement	Consent Agreement between the CFPB and the Company dated January 4, 2024
Cost of funds	annualized (as applicable) interest expense as a percentage of average net finance receivables
CSPU	cash-settled performance unit
Debt balance	the balance for each respective debt agreement, composed of principal balance and accrued interest
Delinquency rate	delinquent loans outstanding as a percentage of ending net finance receivables
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Efficiency ratio	annualized (as applicable) general and administrative expenses as a percentage of total revenue
ERM	enterprise risk management
Exchange Act	the Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standard Board
FICO	Fair Isaac Corporation
Funded debt-to-equity ratio	debt divided by total stockholders' equity
GAAP	U.S. Generally Accepted Accounting Principles
Inc (Dec)	comparative increases shown as positives, comparative decreases shown as negatives
Issuance Trust	the Company's indirect SPE through which private offerings and sales consisting of the issuance of classes of fixed-rate, asset-backed noted are completed
KTIP	key team member incentive program
LGD	loss given default
LIBOR	London Interbank Offered Rate
LTIP	long-term incentive program
Net credit loss ratio	annualized (as applicable) net credit losses as a percentage of average net finance receivables
Nortridge	Nortridge Software, LLC
Notice	notice provided by the CFPB to the Company dated March 7, 2023
NQSO	nonqualified stock option
NYSE	New York Stock Exchange
Operating expense ratio	annualized (as applicable) general and administrative expenses as a percentage of average net finance receivables
PD	probability of default
PRSU	performance restricted stock unit

Regional Management Corp. | 2024 Annual Report on Form 10-K | 3

Term or Abbreviation	Definition
Receivables	certain retail installment contracts and promissory notes that secure certain financing arrangements
RMIT	Regional Management Issuance Trust
RMR	Regional Management Receivables
RMR III	Regional Management Receivables III, LLC
RMR IV	Regional Management Receivables IV, LLC
RMR V	Regional Management Receivables V, LLC
RMR VI	Regional Management Receivables VI, LLC
RMR VII	Regional Management Receivables VII, LLC
RSA	restricted stock award
RSU	restricted stock unit
SDIS	Senior Director of Information Security
SEC	Securities and Exchange Commission
Servicer	the Company, acting in the capacity as the servicer with respect to securitizations
SOFR	secured overnight financing rate
SPE	wholly owned, bankruptcy-remote, special purpose entity
Stockholders' equity ratio	total stockholders' equity as a percentage of total assets
TDR	troubled debt restructuring
Universal Proxy Rule	Exchange Act Rule 14a-19
VIE	variable interest entity
YoY	year-over-year

Regional Management Corp. | 2024 Annual Report on Form 10-K | 4

Forward-Looking Statements

Each of the terms “Regional,” the “Company,” “we,” “us,” and “our” as used herein refers collectively to Regional Management Corp. and its wholly owned subsidiaries, unless otherwise stated.

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, certain statements and disclosures contained in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, plans and objectives of management, representations, and contentions, and are not historical facts. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “would,” “should,” “could,” “likely,” “intend,” “expect,” “plan,” “project,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “outlook,” and similar words, although some forward-looking statements are expressed differently. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The forward-looking statements included herein reflect and contain management’s current judgment and involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We do not intend to update any of these forward-looking statements or publicly announce the results of or any revisions to these forward-looking statements, other than as is required under the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 5

Part I

ITEM 1. BUSINESS.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of December 31, 2024, we operated under the name “Regional Finance” online and in branch locations in 19 states across the United States, serving 575,400 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our core products are large and small installment loans. As a complement to our loan products, we offer our customers optional payment and collateral protection insurance.

•
Large Loans – We offer large installment loans with cash proceeds to customers ranging from $2,501 to $35,000, with terms between 18 and 60 months. Our large loans are typically secured by non-essential household goods and/or a vehicle. As of December 31, 2024, we had 259,500 large loans outstanding representing $1.3 billion in finance receivables, or an average of approximately $5,200 per loan. In 2024, 2023, and 2022, interest and fee income from large loans contributed $337.7 million, $323.9 million, and $288.5 million, respectively, to our total revenue.
•
Small Loans – We offer small installment loans with cash proceeds to customers ranging from $500 to $2,500, with terms of up to 48 months. Our small loans are typically secured by non-essential household goods and/or, to a lesser extent, a lien on a vehicle. As of December 31, 2024, we had 314,900 small loans outstanding representing $554.7 million in finance receivables, or an average of approximately $1,800 per loan. In 2024, 2023, and 2022, interest and fee income from small loans contributed $190.8 million, $164.7 million, and $160.4 million, respectively, to our total revenue.
•
Optional Payment and Collateral Protection Insurance Products – We offer our customers optional payment and collateral protection insurance relating to our loan products, including credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. In 2024, 2023, and 2022, insurance income, net contributed $40.7 million, $44.5 million, and $43.5 million, respectively, to our total revenue.

Through November 2022, we also offered indirect retail installment loans of up to $7,500. We ceased offering indirect retail installment loans in November 2022 to focus on growing our core loan portfolio, but we continue to own and service the loans that we previously originated. As of December 31, 2024, we had 1,000 retail loans outstanding representing $1.1 million in finance receivables, or an average of approximately $1,100 per loan.

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

Notwithstanding that many lenders are unwilling to serve our customers, we believe that responsible, transparent, and fairly priced credit products should be made available to our customers. We exist to serve that purpose, and accordingly, we offer our customers access to credit through our affordable, easy-to-understand large and small loan products, which we price on fair terms in consideration of the associated credit risk and servicing costs.

The weighted-average APR of our large loans, which are reserved for higher credit quality customers who meet more stringent underwriting requirements than those applied to small loan applicants, was 30.9% for loans originated in 2024. The

Regional Management Corp. | 2024 Annual Report on Form 10-K | 6

weighted-average APR of our small loans originated in 2024 was 45.2%. We believe that the rates on our products are significantly more attractive than many other credit options available to our customers, such as payday, pawn, and title loans, which often come with APRs over 300%. Our loans are also safer and more favorably structured than loans offered by alternative financial service providers. We underwrite our loans based on an applicant’s ability to repay, whereas payday, pawn, and title loans are typically underwritten based on an ability to collect, either through access to the borrower’s bank account or by repossession and sale of collateral. We also structure our loans on a fixed-rate, fixed-term basis with fully amortizing, equal monthly installment payments that are designed to be affordable for our customers and made over a weighted-average term of 50 months and 26 months for large and small loans, respectively (for loans originated in 2024). By comparison, payday, pawn, and title loans typically have balloon payments following short terms of 14 to 60 days.

Importantly, we further differentiate ourselves from alternative financial service providers by reporting our customers’ payment performance to credit bureaus. This practice provides our customers with the opportunity to improve their credit profile by establishing a responsible payment history with us and, ultimately, to gain access to a wider range of credit options, including our own. For example, in 2024, we worked with many of our deserving customers to refinance over 25,000 of our customers’ small loans into large loans, representing $147.8 million in finance receivables at origination, and resulting in a decrease in these customers’ average APR from 42.8% to 31.1%. We also believe that, over time, many of our customers transition away from our company to prime sources of credit.

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

Business Model

Omni-Channel Platform. Our omni-channel platform, which includes our branches, direct mail campaigns, digital partners, and consumer website, enables us to offer a range of loan products to new, existing, and former customers throughout our markets. We began building our branch network over 35 years ago and have expanded the network to 344 branches in 19 states as of December 31, 2024. Our branch personnel market our products in a number of ways, including through customer referrals, direct telephone and mail solicitations of current and former customers, and by leveraging our direct mail program and leads generated by our digital affiliates and consumer website. Our direct mail campaigns include mailings of pre-screened convenience checks, pre-qualified offers, and invitations to apply, which enable us to market our products to millions of current and potential customers in a cost-effective manner. We have also developed our consumer website and partnered with digital lead generation sources to promote our products and facilitate loan applications and originations via the internet. We believe that our omni-channel platform provides us with a competitive advantage by giving us broad access to our existing and former customers and multiple avenues to attract new customers.

Attractive Products for Customers with Limited Access to Credit. Our flexible loan products, generally ranging from $500 to $35,000 with terms of up to 60 months, are competitively priced, easy to understand, and incorporate features designed to meet the varied financial needs and credit profiles of a broad range of consumers. This product diversity distinguishes us from monoline competitors and provides us with the ability to offer our customers new loan products as their credit profiles evolve, building customer loyalty and increasing the overall value of customer relationships.

Integrated Branch Model with Centralized Support. Our branch network serves as the foundation of our omni-channel platform and the primary point of contact with our customers. Nearly 73% of our loan originations in 2024 were facilitated by one of our branch locations, and nearly all loans, regardless of origination channel, are serviced through our branches, allowing us to maintain frequent, in-person contact with our customers. By integrating loan origination and loan servicing at the branch level, our employees are able to maintain a relationship with our customers throughout the life of a loan. We believe this frequent-contact, relationship-driven lending model provides greater insight into potential payment difficulties, reduces credit risk, and allows us to assess the borrowing needs of our customers, better enabling us to offer them new loan products as their credit profiles and needs evolve. In recent years, we have provided our branch network with increasing levels of centralized sales, underwriting, service, collections, and administrative support, and we plan to continue our investment in and testing of centralized support in the future.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 7

We have also expanded our centralized collections department and provided our branches with improved collections tools, training, and incentives. While the economic environment has challenged our customers and stressed our portfolio credit performance in recent years, we believe that our customers and business model have remained resilient.

Demonstrated Organic Growth. We have grown our total finance receivables by 67.0%, from $1.1 billion at December 31, 2019 to $1.9 billion at December 31, 2024, a CAGR of 10.8%. This receivables growth has driven a revenue increase of 65.4%, from $355.7 million in 2019 to $588.5 million in 2024, a CAGR of 10.6%. Our portfolio growth has come from expanding our geographic presence, growing our finance receivable portfolios within existing branches, and developing new products and channels, including through digital lead generation. Since 2018, we have entered 10 new states and have introduced new technologies and marketing strategies to enable remote loan closings and to extend the geographic reach of our branches.

Experienced Management Team. Our executive and senior operations management teams consist of individuals experienced in installment lending and other consumer finance services. Our Chief Executive Officer has over 30 years of experience in consumer financial services, our Chief Financial and Administrative Officer has over 20 years of financial services experience, and our Chief Credit Risk Officer has over 20 years of financial and consumer lending experience. As of December 31, 2024, our state operations vice presidents averaged nearly 30 years of industry experience and over 11 years of service at Regional, while our associate vice presidents and district supervisors averaged over 20 years of industry experience and 10 years of service with Regional. Our executive and senior operations management team members intend to leverage their experience and expertise in consumer lending to grow our business, deliver high-quality service to our customers, and carefully manage our credit risk.

Strategies

Expand Our Geographic Presence. We expect to continue to grow the receivables, revenue, and profitability of our existing branches, to open new branches within our existing geographic footprint, and to expand our operations into new states. Establishing local contact with our customers through our branch network is a key to our frequent-contact, relationship-driven lending model. We believe that there remains substantial opportunity to grow the finance receivable portfolios of our existing branches. During 2022, we expanded into Mississippi, Indiana, California, Louisiana, and Idaho, and we further expanded into Arizona during 2023. We anticipate that as our newer branches mature, their revenue will grow faster than our overall same-store revenue growth rate. We believe there is sufficient demand for consumer finance services to continue new branch openings in certain of the states where we currently operate, allowing us to capitalize on our existing infrastructure and experience in these markets. We also intend to explore opportunities for growth in states outside of our existing geographic footprint that enjoy favorable operating environments, and over time, we expect to have a national presence.

Leverage Direct Mail Marketing. Direct mail campaigns are launched throughout the year but are weighted to coincide with seasonal consumer demand. In addition, we mail convenience checks in new markets as new branches open, which develops a customer base and builds finance receivables for these new branches. We plan to continue to invest in and to improve the targeting criteria, offer strategies, and testing protocols of our direct mail campaigns, which we believe will enable us to efficiently grow our receivables with improved credit performance. We expect that these efforts will allow us to increase volume at our branches by adding new customers, recapturing former customers, and creating opportunities to offer new loan products to our existing customers.

Improve Our Digital Capabilities. In order to better attract and serve customers who prefer to conduct business digitally, we make an online loan application available on our consumer website, generate customer leads through digital partners, and provide our customers with online account management capabilities. Over the past few years, we have invested heavily in our digital acquisition channel and servicing tools. For example, we rolled out an improved digital prequalification experience for our customers, including expanded integrations with existing and new digital affiliates and lead generators. We also began testing a digital origination product and channel for new customers (through which new loans can be fulfilled entirely online without intervention by our personnel), we launched an enhanced customer portal, and we deployed our mobile app. These efforts enabled us to maintain new digitally sourced volumes as a percentage of total new customer volumes at over 27% in 2024, compared to nearly 29% in 2023. In the future, we will continue our focus on the digital channel. We plan to expand the testing of our digital origination product and channel to new geographies and improve the customer experience. We also expect to complete enhancements to our customer portal and mobile app, allowing our customers easy access to payment functionality and additional features. Our investment in our digital channel allows us to add capabilities, improve efficiencies, enhance the customer experience, and test new mechanisms for lead generation to diversify and expand our new business acquisition opportunities.

Enhance Our Products, Channels, and Services. Over time, we intend to improve our existing product offerings, to introduce new products and services, and to capture customers through new channels and partnerships. For example, in 2020, we introduced

Regional Management Corp. | 2024 Annual Report on Form 10-K | 8

an enhanced auto-secured large loan product, through which we offer larger auto-secured loans to some of our highest credit quality customers. As of the end of 2024, auto-secured loans represented $206.6 million, or 10.9% of our total portfolio. In addition, in 2023 and 2024, we began to increase our marketing investment in our higher-margin small loan product, part of our barbell strategy of growing our higher-margin small loan accounts and our higher-quality auto-secured accounts. In the future, we will continue to assess new credit and non-credit products and services and expand the channels and partnerships through which we acquire customers.

Maintain Sound Underwriting and Credit Control. We have invested heavily in our credit and collections functions. We plan to continue to do so in the future by maintaining highly qualified employees dedicated to managing credit risk, refining our underwriting models, and improving our collection efforts through both our branch operations and our centralized collections department. Our loan origination and servicing software platform allows us to automate our underwriting decisions, and in 2022, we introduced our next generation custom credit model, a new proprietary model that provides significant advancements in underwriting capabilities by utilizing sophisticated modeling algorithms that leverage new alternative data sources to drive more predictable outcomes and make better credit decisions at the margin. Through these efforts and others, we plan to continue to carefully manage our credit exposure as we grow our business, offer new products, access new channels, and enter new markets.

Carefully Manage Our G&A Expenses. We have made significant investments in our business over the past several years, including by increasing our marketing spend to drive new business, expanding our branch network, hiring operations employees to service our growing finance receivable portfolio, and improving our credit, information technology, and data and analytics capabilities. However, during that time, we also remained keenly focused on driving operating leverage through the prudent management of our expenses. Between 2019 and 2024, our operating expense ratio decreased from 15.6% to 13.8%. As we grow our business, we will remain vigilant in our management of general and administrative expenses, with the goal of decreasing such expenses as a percentage of average net finance receivables over time.

Loan Products

We offer large and small installment loans to our customers. Our underwriting standards focus on our customers’ ability to affordably make loan payments out of their discretionary income, with the value of pledged collateral serving as a credit enhancement rather than the primary underwriting criterion. The interest rates, fees and other charges, maximum principal amounts, and maturities for our loans vary from state to state, depending on the competitive environment and relevant laws and regulations.

Large and small loans are originated by our branch network, by our centralized sales and service team, digitally through our consumer website, and through our convenience check direct mail campaigns. Our convenience check direct mail loan offers enable prospective customers to enter into a loan with us by cashing or depositing the check attached to the loan offer, thereby agreeing to the terms of the loan as prominently set forth on the check and accompanying disclosures. When a customer enters into a loan by cashing or depositing the convenience check, our personnel gather additional information on the borrower to assist in servicing the loan.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 9

Large Loans. In 2024, our average originated principal balance and weighted-average term for large loans were $6,001 and 50 months, respectively. The average interest and fee yield we earned on our portfolio of large loans was 26.4% for 2024. The following table sets forth the distribution of our large loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2020	2021	2022	2023	2024
Texas	29%	31%	33%	32%	32%
North Carolina	14%	15%	15%	16%	17%
South Carolina	18%	15%	12%	11%	10%
All Other States	39%	39%	40%	41%	41%
Total	100%	100%	100%	100%	100%

The following table sets forth the total number of large loans, total large loan finance receivables, and average size per loan by state as of December 31, 2024.

	Number of Loans	Net Finance Receivables	Average Size Per Loan
	(In thousands)
Texas	71,186	$427,046	$5,999
North Carolina	47,635	223,565	4,693
South Carolina	24,613	132,623	5,388
All Other States	116,072	553,546	4,769
Total	259,506	$1,336,780	$5,151

Small Loans. In 2024, our average originated principal balance and weighted-average term for small loans were $2,144 and 26 months, respectively. The average interest and fee yield we earned on our portfolio of small loans was 37.6% in 2024. The following table sets forth the distribution of our small loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2020	2021	2022	2023	2024
Texas	37%	35%	33%	30%	27%
North Carolina	17%	16%	16%	13%	13%
All Other States	46%	49%	51%	57%	60%
Total	100%	100%	100%	100%	100%

The following table sets forth the total number of small loans, total small loan finance receivables, and average size per loan by state as of December 31, 2024.

	Number of Loans	Net Finance Receivables	Average Size Per Loan
	(In thousands)
Texas	82,177	$148,095	$1,802
North Carolina	39,549	71,155	1,799
All Other States	193,149	335,436	1,737
Total	314,875	$554,686	$1,762

Insurance and Ancillary Products

We also offer our customers various optional payment and collateral protection insurance products as a complement to our lending operations. Our primary insurance products include optional credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. These insurance products are optional and not a condition of the loan, and we do not sell insurance to non-borrowers. Our insurance products, including the types of products offered and their terms and conditions, vary from state to state in compliance with applicable laws and regulations. Insurance policy premiums, claims, and expenses are included in our results of operations as insurance income, net in the consolidated statements of comprehensive income. In 2024, insurance income, net was $40.7 million, or 6.9% of our total revenue.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 10

Generally, credit life insurance provides for the payment in full of the borrower’s credit obligation to the lender in the event of the borrower’s death and, in some states, may provide a payment to a secondary beneficiary listed by the borrower. Credit accident and health insurance provides for the repayment of certain loan installments to the lender that come due during an insured’s period of income interruption resulting from disability, illness, or injury. Credit involuntary unemployment insurance provides for repayment of certain loan installments in the event that the borrower is no longer employed as the result of a qualifying event, such as a layoff or reduction in workforce. Credit personal property insurance provides for payment following accidental loss of, or damage to, personal property collateral resulting from certain casualty events. We require that customers maintain property insurance on any personal property securing loans and offer customers the option of providing proof of such insurance purchased from a third party (such as homeowners or renters insurance) in lieu of purchasing property insurance from us. We also require proof of insurance on any vehicles securing loans, and in select markets, we offer vehicle single interest insurance on vehicles used as collateral on large and small loans.

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

We market and sell insurance policies as an agent of an unaffiliated insurance company, within the limitations established by our agency contracts with the unaffiliated insurance company. We then remit to the unaffiliated insurance company the premiums we collect, net of refunds on prepaid loans and net of commission on new business. The unaffiliated insurance company then cedes to our wholly owned insurance subsidiary, RMC Reinsurance, Ltd., the net insurance premium revenue and the associated insurance claims liability for all insurance products, including the non-file insurance that we purchase. Life insurance premiums are ceded as written, and non-life insurance premiums are ceded as earned. In accepting the premium revenue and associated claims liability, RMC Reinsurance, Ltd. acts as reinsurer for all insurance products that we sell to our customers and for the non-file insurance that we purchase. RMC Reinsurance, Ltd. pays the unaffiliated insurance company a ceding fee for the continued administration of all insurance products.

In addition, in select states, we offer club membership products that are administered and serviced through a third-party provider. The product generally provides certain automobile, home, travel, and other services and benefits to customers, including emergency towing and roadside assistance, emergency locksmith service, automobile repair reimbursement, stolen car expense benefit, automobile insurance deductible reimbursement, limited legal services, and various travel and other discounts. These products are not insurance, and therefore, they are not included in our results of operations as insurance income, net, but rather, they are included as part of revenue under other income. However, as with the optional insurance products that we offer, any customer purchasing these products acknowledges that the purchase is optional and not a condition of the loan and that the plan may be cancelled within 30 days for a full refund.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 11

The following table sets forth the net finance receivables per branch based on maturity:

Age of Branch (As of December 31, 2024)	Net Finance Receivables Per Branch as of December 31, 2024	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$1,755	—	7
Branches open one to three years	$7,419	322.7%	22
Branches open three to five years	$5,582	(24.8)%	28
Branches open five years or more	$5,438	(2.6)%	287
Total	$5,502		344

The following table sets forth the average operating income contribution per branch for the year ended December 31, 2024, based on maturity of the branch.

Age of Branch (As of December 31, 2024)	Average Branch Operating Income Contribution	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$9	—	7
Branches open one to three years	$126	1,300.0%	22
Branches open three to five years	$290	130.2%	28
Branches open five years or more	$647	123.1%	287
Total	$572		344

Historically, net finance receivables per branch and average branch operating income contribution have increased as our branches mature. Beginning in 2021 with our expansion to Illinois, we began to implement a lighter branch footprint strategy, pursuant to which we are leveraging our new technology and digital capabilities to service a wider geographic area in new branch locations. As a result, our new branches opened between 2021 and 2024 have on average grown their net finance receivables and operating income contribution at a faster pace than branches opened prior to 2021. As a result of this strategy, the net finance receivables per branch of branches open one to three years exceed that of branches open more than three years in the table above.

We calculate the average branch contribution as total revenues generated by the branch less the expenses directly attributable to the branch, including net credit losses and operating expenses, such as personnel, lease, and interest expenses. General corporate overhead, including management salaries, is not attributed to any individual branch. Accordingly, the sum of branch contributions from all of our branches is greater than our income before taxes.

Human Capital

As of December 31, 2024, we had 2,131 employees. All of our employees are located within the United States, and none are covered by a collective bargaining agreement. We work diligently to attract the best talent in order to meet the current and future demands of our business, and we have demonstrated a history of investing in our workforce by offering competitive compensation, comprehensive benefits, and development opportunities. In addition, to ensure that we provide a rewarding experience for our employees, we engage independent third parties to conduct periodic employee engagement surveys, enabling us to regularly measure organizational culture and engagement and to improve upon the employee experience, which in turn drives a superior customer experience. We are also committed to fostering, cultivating, and preserving a strong culture and inclusive work environment.

We also offer our employees a variety of training and development opportunities. New employees complete a comprehensive training curriculum that focuses on the company- and position-specific competencies needed to be successful. The training includes a blended approach utilizing eLearning modules, hands-on exercises, webinars, and assessments. Training content is focused on our operating policies and procedures, as well as several key compliance areas. Incentive compensation for new employees is contingent upon the successful and timely completion of the required new hire training curriculum. All current employees are also required to complete quarterly compliance training and re-certification. Additional management and developmental training is provided for those employees seeking to advance within our company.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 12

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

The responsibility for the servicing and collection of each loan generally rests with the originating branch. Borrowers who have signed up for online account access have on-demand access to their account information through Regional’s website and mobile app. In addition, borrowers may elect to receive automated, one-way text messages with information regarding their account, including payment reminders. Borrowers have the option of making payments (i) in person at a branch where they may pay by cash, check, money order, debit card, or immediate, one-time future, or recurring ACH, (ii) through our customer portal via debit card or immediate, one-time future, or recurring ACH, or (iii) by immediate or one-time future debit card or ACH over the phone. In the fourth quarter of 2024, approximately 83% (by dollar amount) of customer payments were made by debit card or ACH.

If a loan becomes severely delinquent, a branch may receive co-collection assistance from our centralized servicing team or third-party collector. Our philosophy is to work with customers experiencing payment difficulties. If a customer is unable to make the required payments to bring his or her loan current, acceptable solutions to remedy a past due loan may include deferral of a payment, loan modification, loan renewal, or settlement. All solutions are intended to enable the customer to meet his or her current and future obligations in a manner that we believe will mitigate our risk, while also complying with state and federal laws and regulations, as well as our policies and procedures.

Customers are generally limited to three deferrals of their monthly payment in a rolling twelve-month period unless it is determined that an exception is warranted (e.g. due to a natural disaster or pandemic). In 2024, we began offering temporary loan modifications, allowing for reduced payments and limited interest forgiveness over a three-month period, enabling customers to bring their loan back to a current status. We generally limit the refinancing of delinquent loans to those customers who have made recent payments and for whom we have verified current employment, and we do not charge any origination fees on the refinancing of a severely delinquent loan. We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers resolve temporary financial setbacks and repair or sustain their credit. During 2024, we refinanced approximately $12.7 million of loans that were 60 or more days contractually past due, representing approximately 0.8% of our total loan originations in 2024. As of December 31, 2024, the outstanding balance of such refinanced loans was $11.1 million, or 0.6% of finance receivables as of such date. We may also agree to settle or permanently modify a past-due loan by accepting less than the full principal balance owed, either in a lump sum or over an established term. A settlement or permanent loan modification is only used in certain limited cases and is only offered once we have determined that we are unlikely to collect the entire outstanding balance of the loan.

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

Information Technology

We utilize a loan origination and servicing platform offered by Nortridge both to originate loans and to service our loan portfolio. We have invested in customizing the Nortridge platform to meet our needs based upon our specific products, processes, and reporting requirements. The Nortridge custom decision engine utilizes application information and a credit report detailing the applicant’s credit history to generate an initial credit decision and to guide our branch employees through the loan origination process to the final credit decision. Throughout the life of the loan, our employees utilize Nortridge to, among other things, enter payments, generate collection queues, and log collection activity. Nortridge also facilitates electronic and recurring payments, automated text messaging, and customer account access through a customer portal. Nortridge logs and maintains, within our centralized information systems, a permanent record of the loan origination and servicing approvals and processes and permits all

Regional Management Corp. | 2024 Annual Report on Form 10-K | 13

levels of branch and centralized management to review the individual and collective performance of all branches for which they are responsible on a daily basis. We intend to continue to enhance the Nortridge platform to further leverage its capabilities and to meet our evolving needs. In addition, we will continue to invest in other software platforms that integrate with Nortridge and are expected to improve our origination and servicing capabilities.

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

Dodd-Frank Act. At the federal level, Congress enacted comprehensive financial regulatory reform legislation in 2010. A significant focus of the law, known as the Dodd-Frank Act, is heightened consumer protection. The Dodd-Frank Act established the CFPB, which has regulatory, supervisory, and enforcement powers over providers of consumer financial products and services,

Regional Management Corp. | 2024 Annual Report on Form 10-K | 14

including explicit supervisory authority to examine and require registration of non-depository lenders and to promulgate rules that can affect the practices and activities of lenders.

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

On March 7, 2023, the CFPB provided the Company with Notice that it sought to establish supervisory authority over the Company pursuant to section 1024(a)(1)(C) of the Consumer Financial Protection Act of 2010. Under that provision, the CFPB may establish supervisory authority over any non-bank covered person that it has reasonable cause to determine is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. The Company responded to the Notice by voluntarily consenting to the CFPB’s supervisory authority and entering into a Consent Agreement. Pursuant to the Consent Agreement and related CFPB order, the CFPB will have supervisory authority over the Company for a period of two years ending January 8, 2026. The Consent Agreement does not constitute an admission by the Company that it is a nonbank covered person that is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 15

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

Additional Information

The Company’s principal internet address is www.regionalmanagement.com. The Company provides its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports, free of charge on www.regionalmanagement.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The Company’s consumer website is www.regionalfinance.com. The information contained on, or that can be accessed through, the Company’s websites is not incorporated by reference into this Annual Report on Form 10-K. The Company has included its website addresses as factual references and does not intend the website addresses to be active links to such websites.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 16

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
•
Any future public health crises, including the impact of such crisis on our operations and financial condition;
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

We have experienced substantial growth in recent years, increasing the size of our finance receivable portfolio from $1.1 billion as of December 31, 2019 to $1.9 billion at the end of 2024, a compound annual growth rate of 10.8%. We intend to continue our growth strategy in the future. As we increase the number of branches we operate, we will be required to find new, or relocate existing, employees to operate our branches and allocate resources to train and supervise those employees. The success of a branch depends significantly on the manager overseeing its operations and on our ability to enforce our underwriting standards and implement controls over branch operations. Recruiting suitable managers for new branches can be challenging, particularly in remote areas and in areas where we face significant competition. Furthermore, the annual turnover rate among our branch managers was approximately 15% in 2023 and 19% in 2024, and turnover rates of managers in our new branches may be similar or higher. Increasing the number of branches that we operate may divide the attention of our senior management or strain our ability to adapt our infrastructure and systems to accommodate our growth. If we are unable to promote, relocate, or recruit suitable managers, oversee their activities effectively, maintain our underwriting and loan servicing standards, and otherwise appropriately and effectively staff our branches, our delinquency and credit loss rates may increase and our overall results of operations may be adversely impacted.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 17

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

We intend to continue our growth strategy, which is based on opening and acquiring branches in existing and new markets, introducing new products and channels, and increasing the finance receivable portfolios of our existing branches. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•
the inherent uncertainty regarding general economic conditions, including the impact of inflationary pressures and higher interest rates;
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

Our ability to collect on loans depends on the willingness and repayment ability of our borrowers. Any material adverse change in the effectiveness of our underwriting models, our implementation of such models (including through our loan origination software and processes), or the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in general economic, political, or social conditions, the cost of consumer goods, interest rates, natural disasters, geopolitical or military conflict, acts of war or terrorism, a prolonged public health crisis, epidemic, or pandemic, or other causes over which we have no control, or to changes or events affecting our borrowers such as unemployment, major medical expenses, bankruptcy, divorce, or death, would have a material adverse impact on our earnings and financial condition. Further, a substantial majority of our borrowers are non-prime borrowers who are more likely to be affected, and more severely affected, by adverse macroeconomic conditions. We cannot be certain that our credit administration personnel, policies, and procedures will adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio.

Our convenience check strategy exposes us to certain risks.

A significant portion of the growth in our installment loans portfolio has been achieved through direct mail campaigns. One aspect of our direct mail campaigns involves mailing “convenience checks” to pre-screened recipients, which recipients can sign and cash or deposit, thereby agreeing to the terms of the proposed loan, which are disclosed on the front and back of the check and in the accompanying disclosures. We use convenience checks to seed new branch openings and to attract new customers to existing branches in our geographic footprint. In 2023 and 2024, loans initiated through convenience checks represented 27.3% and 27.4%, respectively, of the value of our originated installment loans. We expect that convenience checks will continue to represent a meaningful portion of our installment loan originations in the future. There are several risks associated with the use or origination of convenience checks, including the following:

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 18

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 19

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

Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased credit losses, decreased revenues, and decreased earnings. State and federal laws and regulations restrict our collection efforts. The amounts that we are able to recover from the repossession and sale of collateral typically do not fully cover the outstanding loan balance and costs of recovery. In cases where we repossess a vehicle securing a loan, we generally sell our repossessed automobile inventory through sales conducted by independent automobile auction organizations after the required post-repossession waiting period. In certain instances, we may sell repossessed collateral other than vehicles through our branches after the required post-repossession waiting period and appropriate receipt of valid bids. In either case, such sales are made consistent with applicable state law. The proceeds we receive from such sales depend upon various factors, including the supply of, and demand for, used vehicles and other property at the time of sale. During periods of economic slowdown or recession, there may be less demand for used vehicles and other property that we desire to resell, and we may recover less from the resale than we had anticipated or may have during periods of better economic conditions.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 20

the contract and, by extension, us as the holder of the contract. These factors may increase our credit losses, which would have a material adverse effect on our results of operations and financial condition.

Our insurance operations are subject to a number of risks and uncertainties.

We market and sell optional credit life, accident and health, personal property, involuntary unemployment, and vehicle single interest insurance to our borrowers in selected markets as an agent for an unaffiliated third-party insurance company. In addition, on certain loans, we collect a fee from our customers and use such fee to acquire non-file insurance from an unaffiliated insurance company for our benefit in lieu of recording and perfecting our security interest in certain personal property collateral. The unaffiliated insurance company cedes to our wholly owned insurance subsidiary, RMC Reinsurance, Ltd., all of these insurance policies, the related net insurance premium revenue and the associated insurance claims liability for such insurance products, including the non-file insurance that we purchase.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 21

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

The consumer finance industry is highly competitive, and the barriers to entry for new competitors are relatively low in the markets in which we operate. We compete for customers, locations, employees, and other important aspects of our business with many other local, regional, national, and international financial institutions, many of which have greater financial resources than we do. These competitors may leverage their greater capital or diversification in a manner that adversely affects our competitive position, including by making strategic acquisitions, including the acquisition of other competitors, or innovating new products or services.

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

We may attempt to achieve our business objectives through acquisitions and strategic alliances. We compete with other companies for these opportunities, including companies with greater financial resources, and we cannot be certain that we will be able to effect acquisitions or strategic alliances on commercially reasonable terms, or at all. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, most acquisition targets that we have pursued previously have been significantly smaller than us. We do not have extensive experience with integrating larger acquisitions. In pursuing these transactions, we may experience, among other things:

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 22

Geographic concentration of our loan portfolio may increase the risk of loss.

Any concentration of our loan portfolio in a state or region may present unique risk concentrations. Our branches in Texas, North Carolina, and South Carolina accounted for 30%, 16%, and 10%, respectively, of our finance receivables as of December 31, 2024. Further, as of December 31, 2024, all of our operations were across 19 states. As a result, we are highly susceptible to adverse economic conditions in these areas. The unemployment and bankruptcy rates in some states in our footprint are among the highest in the country. High unemployment rates may reduce the number of qualified borrowers to whom we will extend loans, which would result in reduced loan originations. In addition, some geographic regions of the United States will, from time to time, experience weaker regional economic conditions and consequently will experience higher rates of loss and delinquency. A regional economy may be affected by the loss of jobs in certain industries, by state and local taxes, or by other factors. A region’s economic condition may be directly, or indirectly, adversely affected by international events such as military conflicts or wars, prolonged public health crises, epidemics, or pandemics, national events such as civil disturbances, or natural disasters such as hurricanes, wildfires, earthquakes, and other extreme conditions (including an increase in the frequency or severity of such conditions and events as a result of climate change). These events and disasters may occur in any area of the country, even places where these events are considered unlikely. In the event that a significant portion of our loan portfolio is comprised of loans owed by borrowers residing in certain jurisdictions, economic conditions, elevated bankruptcy filings, natural disasters, or other factors affecting these jurisdictions in particular could adversely impact the delinquency and default experience of our loan portfolio, and, we could experience reduced or delayed payments on outstanding loans. Conversely, an improvement in economic conditions could result in prepayments by our borrowers of their payment obligations on our loans. As a result, we may receive principal payments on the outstanding loans earlier than anticipated, which would reduce our finance receivables and the interest income earned thereon. No assurance can be given as to the effect of economic conditions on the rate of delinquencies, prepayments, or losses on our loan portfolio with respect to any part of our geographic footprint.

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

We have tailored the Nortridge software to meet our specific needs. To a certain extent, we depend on the willingness and ability of Nortridge to continue to provide customized solutions and to support our evolving products and business model. In the future, Nortridge may not be willing or able to provide the services necessary to meet our loan management system needs. If this occurs, we may be forced to migrate to an alternative software package, which could cause an interruption in our operations. Such an alternative software package may also not perform as well as our exiting Nortridge software, which may adversely affect our ability to provide quality products and services to our customers or otherwise negatively impact our business, financial condition, and results of operations.

Further, the Nortridge platform may in the future fail to perform in a manner consistent with our current expectations and may be inadequate for our needs. As we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, financial condition, and results of operations may be adversely affected if our loan management

Regional Management Corp. | 2024 Annual Report on Form 10-K | 23

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

We rely on Amazon Web Services and Microsoft Azure for our computing, storage, networking, and similar services. Any disruption of or interference with our use of the Amazon Web Services and Microsoft Azure products and services would negatively impact our operations and adversely affect our business.

AWS and Microsoft Azure provide the technology infrastructure we use to run our business operations. The technology infrastructure provided includes data center hosting facilities operated by AWS and Microsoft Azure. Any disruption of or interference with our use of AWS or Microsoft Azure products and services would negatively impact our operations and our business would be adversely affected. If our branches or customers encounter difficulties in accessing or are unable to access our platform, we may lose customers and revenue. Due to the nature of the AWS and Microsoft Azure products and services provided, we are unable to easily transition from these vendors to other providers, and any such transition could require business downtime that could negatively impact our business. AWS and Microsoft Azure also possess broad discretion to interpret and change their terms of services and other policies that apply to us, which may be unfavorable to our business.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 24

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

We rely heavily on communications and information systems to conduct our business. Each branch is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis, and report revenues and expenses to our headquarters. Our computer systems, software, and networks may be vulnerable to breaches (including via computer hackings), unauthorized access, misuse, computer viruses, malware or ransomware, phishing, employee error or malfeasance, or other failures or disruptions that could result in disruption to our business or the loss or theft of confidential information, including customer, employee, and business information. Any failure, interruption, or breach in security of these systems, including any failure of our back-up systems, hardware failures, or an inability to access data maintained offsite, could result in failures or disruptions in our customer relationship management, general ledger, loan, and other systems and could result in a loss of data (including loan portfolio data), a loss of customer business, or a violation of applicable privacy and other laws, subject us to additional regulatory scrutiny, or expose us to civil litigation, possible financial liability, and other adverse consequences, any of which could have a material adverse effect on our financial condition and results of operations. Furthermore, the techniques that are used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time. Accordingly, we may not be able to detect immediately any such breach, which may increase the losses that we would suffer. Additionally, our existing insurance policies may be insufficient to reimburse us for all of the damages that we might incur as a result of a breach.

A security breach or cyber-attack on our computer systems could interrupt or damage our operations or harm our reputation. We have implemented systems and processes designed to protect against unauthorized access to or use of personal information and rely on encryption and authentication technology to effectively secure transmission of confidential information, including customer bank account, credit card, and other personal information. Despite the implementation of these security measures, there is no guarantee that they are adequate to safeguard against all security breaches and our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems. We may also face new or heightened risks related to remote work among certain of our employees and use of digital operations, both of which have become more common in recent years. The continued evolution and increased usage of artificial intelligence technologies may further increase our cybersecurity risks. If we were to experience a security breach or cyber-attack, we could be required to incur substantial costs and liabilities, including, among other things, the following:

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 25

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

We are also subject to an increasing number of cybersecurity reporting obligations. These reporting requirements have been proposed or implemented by a number of regulators in different jurisdictions, may vary in their scope and application, and could contain conflicting requirements. Certain of these rules and regulations may require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our cybersecurity incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report cybersecurity incidents under these rules could also result in regulatory investigations, litigation, monetary fines, sanctions, or subject us to other forms of liability.

Pandemics, epidemics, and similar public health crises could adversely impact our business, liquidity, financial condition, and results of operations.

Our business could be materially and adversely affected by a new pandemic, epidemic, or similar public health crisis, or the public perception of such a crisis. If such a crisis were to arise, we may rely more heavily on online operations for customer access. If we were to experience disruptions in our online operations, including our remote origination capabilities, or are unable to timely expand our remote working infrastructure in response to government or company initiated restrictions, we may be unable to timely and effectively service accounts and perform key business functions. Disruptions in our business could also result from the inability of key personnel and/or a significant portion of our workforce or that of our vendors to fulfill their duties due to illness or restriction (such as a government or Company mandated quarantine or branch closure). We maintain business continuity plans, but there is no assurance that such plans will effectively mitigate the risks posed by any pandemic, epidemic, or similar public health crisis in the future.

The extent to which any new public health crises, epidemics, or pandemics will ultimately impact our business and financial condition will depend on future events that are difficult to forecast, including, but not limited to, the duration and severity of the event, the success of actions taken to contain, treat, and prevent the pathogen, and the speed at which normal economic and operating conditions return and are sustained.

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

We utilize a centralized branch structure in certain markets with the intent that such centralized branch service our customer base; however, we conduct significant operations through our branch offices, including key parts of the underwriting process. There can be no assurance that we will be able to attract and retain qualified personnel to perform these tasks. Inadequate staffing may result in scenarios where fraud or noncompliance with applicable law is not as readily detected and also may result in heightened exposure to potential employee misconduct, each of which could adversely affect the quality of the loans that we originate or otherwise acquire.

Our branches also serve as an important component of our ongoing servicing and collecting processes. Except for loans originated by a centralized branch and serviced at a centralized location in certain markets, the primary responsibility for the

Regional Management Corp. | 2024 Annual Report on Form 10-K | 26

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

Additionally, the “decentralized” nature of our branch model may make it more difficult for us to ensure compliance with our origination, acquisition, and servicing procedures and standards than if our operations were centralized in a single location. Similarly, given the “decentralized” and largely manual processing of a portion of payment on our loans, the possibility of delay or misdirection of payments is greater than with payments through lockboxes or electronic channels.

The ability of our customers to make in-branch payments and any future inability to make in-branch payments may result in additional risks.

As of December 31, 2024, our integrated branch network consisted of 344 branches across 19 states. With respect to our managed portfolio of loan products, during fiscal year 2024, approximately 12% (by dollar amount) of our loan payments were made by cash or check and received in branch, although in the future we may direct borrowers to remit payments through one or more lockboxes. Despite a recent trend in favor of payments via electronic channels, a significant number of borrowers may continue to make payments in branches, including in cash, ACH, or by debit. While we cannot estimate the percentage of borrowers without a checking account, should one or more of the branches become unavailable for any reason for the acceptance of payments, the ability to collect payments from these borrowers who would otherwise make payments at such branch may be adversely affected. Such events could result in increased delinquencies and losses on our loan portfolio. Additionally, there can be no assurance that the number of borrowers that make cash payments or payments in person at our branches in the future will not increase over current levels. In the event that such cash payments are no longer accepted, there can be no assurance that the performance of our loan portfolio would not be adversely affected, resulting in increased delinquencies and losses on our loan portfolio.

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, financial condition, and results of operations.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. In the past, we have lost employees and candidates to competitors who have been willing to pay higher compensation. Our ability to continue to expand our operations depends on our ability to attract, train, and retain a large and growing number of qualified employees. Turnover in our branches has remained at high levels during recent years, ranging from approximately 46% in 2020 to 50% in 2024. This turnover increases our cost of operations and makes it more difficult to operate our branches. Our account executives and assistant manager roles have historically experienced high turnover. We may not be able to retain and cultivate personnel at these ranks for future promotion to branch manager. If our employee turnover rates continue to increase or remain above historical levels or if unanticipated problems arise from our high employee turnover and we are unable to readily replace such employees, our business, results of operations, financial condition, and ability to continue to expand could be adversely affected.

The departure, transition, or replacement of key personnel could significantly impact the results of our operations. If we cannot continue to hire and retain high-quality employees, our business and financial results may be negatively affected.

Our future success significantly depends on the continued service and performance of our key management personnel. Competition for these employees is intense. Our operating results could be adversely affected by higher employee turnover or increased salary and benefit costs. Like most businesses, our employees are important to our success, and we are dependent in part on our ability to retain the services of our key management, operational, finance, and administrative personnel. We have built our business on a set of core values, and we attempt to hire employees who are committed to these values. We want to hire and retain employees who will fit our culture of compliance and of providing exceptional service to our customers. In order to compete and to continue to grow, we must attract, retain, and motivate employees, including those in executive, senior management, and operational positions. As our employees gain experience and develop their knowledge and skills, they become highly desired by other businesses. Therefore, to retain our employees, we must provide a satisfying work environment and competitive

Regional Management Corp. | 2024 Annual Report on Form 10-K | 27

compensation and benefits. If costs to retain our skilled employees increase, then our business and financial results may be negatively affected.

Furthermore, we may not be successful in retaining the current members of our executive or senior management team or our other key employees. The loss of the services of any of our executive officers, senior management, or key team members, including state vice presidents, or the inability to attract additional qualified personnel as needed, could have an adverse effect on our business, financial condition, and results of operations. We also depend on our district supervisors to supervise, train, and motivate our branch employees. These supervisors have significant experience with our company and within our industry and would be difficult to replace. If we lose a district supervisor to a competitor, we could also be at risk of losing other employees and customers.

A nationwide labor shortage may impede our ability to identify and hire new employees.

The United States currently faces a labor shortage. Our business relies on branch and headquarters personnel to oversee the initiation, review, and servicing of our loan products. Without sufficient staffing, our core business functions could be interrupted, which could affect our results of operations. Further, if we are unable to identify and hire qualified personnel, we may be unable to grow our business effectively in current or new markets.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 28

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

We maintain an allowance for credit losses for all loans we make. To estimate the appropriate level of credit loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding; delinquency levels, roll rates, and trends; historical credit losses; our current collection patterns; and economic trends. Our methodology for establishing our allowance for credit losses is based on models (probability of default, loss given default), our historical loss experience, and estimates of future macroeconomic environments. If customer behavior changes because of economic, political, social, or other conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our credit loss allowance, our provision for credit losses may be inadequate. As of December 31, 2023, our allowance for credit losses was $187.4 million, and we had net credit losses of $178.0 million during fiscal year 2024 that related to our portfolio as of December 31, 2023. Net credit losses related to the December 31, 2023 portfolio were impacted by sustained macroeconomic stress on our customers related to elevated inflation and interest rates during 2024. As of December 31, 2024, our allowance for credit losses was $199.5 million. Maintaining the adequacy of our allowance for credit losses may require significant and unanticipated changes in our provisions for credit losses, which would materially affect our results of operations. Our allowance for credit losses, however, is an estimate, and if actual credit losses are materially greater than our credit loss allowance, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses.

If assumptions or estimates we use in preparing our financial statements are incorrect or are required to change, our reported results of operations and financial condition may be adversely affected.

We are required to use certain assumptions and estimates in preparing our financial statements under GAAP, including in determining allowances for credit losses, the fair value of financial instruments, asset impairment, reserves related to litigation and other legal matters, the fair value of share-based compensation, and other taxes and regulatory exposures. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair

Regional Management Corp. | 2024 Annual Report on Form 10-K | 29

value of our financial instruments. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.

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

We have a senior revolving credit facility committed through September 2025 that allows us to borrow up to $355.0 million, assuming we are in compliance with a number of covenants and conditions. The amount outstanding thereunder was $219.3 million ($217.8 million of outstanding debt and $1.6 million of interest payable) as of December 31, 2024, and we had $137.2 million of unused capacity on the credit facility (subject to certain covenants and conditions) at that time. During fiscal 2024, the maximum amount of borrowings outstanding under the facility at any one time was $309.7 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables (other than those held by certain SPEs, as described below) and equity interests of the majority of our subsidiaries. We use our senior revolving credit facility as a source of liquidity, including for working capital and to fund the loans we make to our customers. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us on favorable terms or at all. In addition, we cannot be certain that we will be able to replace the senior revolving credit facility when it matures on favorable terms or at all. If any of these events occur, our business, financial condition, and results of operations could be adversely affected.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 30

Our securitizations may expose us to financing and other risks, and there can be no assurance that we will be able to access the securitization market in the future, which may require us to seek more costly financing.

As of December 31, 2024, we have completed eleven securitizations, and we may in the future securitize certain of our finance receivables to generate cash to originate new finance receivables or to pay our outstanding indebtedness. In such transactions, we typically convey a pool of finance receivables to a special purpose entity, which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the issuing entity issues non-recourse notes or certificates pursuant to the terms of an indenture and/or amended and restated trust agreement, which then are transferred to the special purpose entity in exchange for the finance receivables. The securities issued by the issuing entity are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we typically receive the cash proceeds from the sale of the securities issued by the issuing entity, all residual interests, if any, in the cash flows from the finance receivables after payment of the securities, and a 100% beneficial interest in the issuing entity.

Although we successfully completed securitizations during the past six years, we can give no assurances that we will be able to complete additional securitizations, including if, for example, the securitization markets become constrained or events within the Company cause investors to lack confidence in our ability to fulfill our obligations as servicer with respect to the securitizations. Further, the value of any subordinated securities that we may retain in our securitizations might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or other factors.

Regional Management Corp. currently acts as the Servicer with respect to each securitization. If the Servicer defaults in its servicing obligations, an early amortization event could occur under each securitization and the Servicer could be replaced as servicer. Servicer defaults include, but are not limited to, the failure of the Servicer to make any payment, transfer, or deposit in accordance with applicable securitization documents; breaches of representations, warranties, or certifications made by the Servicer under applicable securitization documents; and the occurrence of certain insolvency events with respect to the Servicer. Such an early amortization event could have materially adverse consequences on our liquidity and cost of funds.

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

We have entered into certain financing arrangements, including revolving warehouse credit facilities and securitizations, which are secured by Receivables. As of December 31, 2024, our outstanding principal balances of Receivables were as follows: September 2020 (approximately $49.2 million); February 2021 (approximately $103.0 million); July 2021 (approximately $193.0 million); October 2021 (approximately $131.6 million); February 2022 (approximately $244.9 million); June 2024 (approximately $199.0 million); and November 2024 (approximately $264.8 million). Our operating subsidiaries originated the Receivables and subsequently transferred the Receivables to certain of our wholly owned subsidiaries that were established for the special purpose of entering into the financing arrangements and the respective securitizations. The documents governing our financing arrangements and securitizations contain provisions that require us to repurchase the affected Receivables under certain circumstances. While our financing and securitization documents vary, they generally contain customary provisions that require us

Regional Management Corp. | 2024 Annual Report on Form 10-K | 31

and the special purpose entities to make certain representations and warranties about the quality and nature of the Receivables. Together with the special purpose entities, we may be required to repurchase the Receivables if a representation or warranty is later determined to be inaccurate. In such a case, we will be required to pay a repurchase price for the release of the affected Receivables.

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

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. Furthermore, market conditions or regulatory restrictions on interest rates we charge may prevent us from passing any increases in interest rates along to our customers. We originate finance receivables at either prevailing market rates or at statutory limits. Subject to statutory limits, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate new loans at prevailing market rates. Because our large loans have longer maturities than our small loans and typically renew at a slower rate than our small loans, the rate of turnover of the loan portfolio may change as our large loans change as a percentage of our portfolio.

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

In recent years, the U.S. economy has undergone a period of rapid change and significant uncertainty, driven in part by elevated inflation and interest rates, as well as changing U.S. consumer spending patterns. Inflation hit a 40-year high in June 2022 at 9.1%. While the U.S. annual inflation rate was 2.9% for the twelve months ended December 31, 2024, inflation remains above the Federal Reserve Board's target of 2.0%. The Federal Reserve Board has increased rates materially in 2022 and 2023 in an effort to combat elevated inflation and began to lower interest rates in 2024 in response to moderating inflation. It remains uncertain if the Federal Reserve Board will continue to lower interest rates in 2025, and there is no guarantee that the Federal Reserve Board may not raise interest rates in the future depending on economic conditions.

During an economic downturn or recession, credit losses in the financial services industry generally increase and demand for credit products often decreases. Declining asset values, defaults on consumer loans, and the lack of market and investor confidence,

Regional Management Corp. | 2024 Annual Report on Form 10-K | 32

as well as other factors, all combine to decrease liquidity during an economic downturn. As a result of these factors, some banks and other lenders have suffered significant losses during economic downturns, and the strength and liquidity of many financial institutions worldwide may weaken during an economic crisis. Additionally, during an economic downturn, our loan servicing costs and collection costs may increase as we may have to expend greater time and resources on these activities. Our underwriting criteria, policies and procedures, and product offerings may not sufficiently protect our growth and profitability during a sustained period of economic downturn or recession. Any renewed economic downturn will adversely affect the financial resources of our customers and may result in the inability of our customers to make principal and interest payments on, or refinance, the outstanding debt when due.

Should economic conditions decline in the future, they may adversely affect the credit quality of our loans. In the event of increased default by borrowers under the loans, and/or a decrease in the volume of the loans we originate, our business, financial condition, and results of operations could be adversely affected.

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
•
servicing and collection practices;
•
approval of licenses; and
•
locations of our branches.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 33

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 34

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 35

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

Additionally, the Dodd-Frank Act established the CFPB, as a consumer protection regulator tasked with regulating consumer financial services and products. Since its creation, the CFPB has been the subject of lawsuits challenging its authority. However, in May 2024, in the case of Community Financial Services Association of America, Limited v. Consumer Financial Protection Bureau, the U.S. Supreme Court confirmed that the statute providing funding to the CFPB does not violate the appropriations clause of the Constitution. This decision marks an end to the last pending wholesale challenge to the CFPB’s constitutionality. However, there have also been legislative proposals in Congress from time to time seeking to significantly reform the CFPB’s structure, authority, funding, and/or mandate. The current administration has also indicated its desire to make potentially significant changes to the regulatory enforcement and supervisory agenda of the CFPB. As a result, there is, and will continue to be, uncertainty regarding the future of the CFPB and the impact on the lending markets.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 36

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

The CFPB is also authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $7,217 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $36,083 per day for reckless violations and $1,443,275 per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials find that we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on Regional.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 37

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 38

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

On October 29, 2020, we announced that the Board initiated and declared a quarterly cash dividend of $0.20 per share, which was increased by our Board to $0.25 per share on June 15, 2021 and to $0.30 per share on February 9, 2022. We intend to continue to pay a quarterly cash dividend for the foreseeable future; however, the declaration, amount, and payment of any future cash dividends on shares of our common stock will be at the discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and such other factors as our Board may deem relevant. In addition, our ability to pay cash dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior revolving credit facility. A reduction or elimination of our dividend payments in the future could have a negative effect on our stock price.

Your stock ownership may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, or otherwise.

We have approximately 985 million shares of common stock authorized but unissued, as of February 19, 2025. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board in its discretion, whether in connection with acquisitions or otherwise. Our stockholders previously approved the 2024 Plan. As of December 31, 2024, subject to adjustments as provided in the 2024 Plan, the maximum aggregate number of shares of our common stock that may be issued under the 2024 Plan may not exceed the sum of (i) 381,000 shares plus, (ii) any shares remaining available for the grant of awards as of the 2024 Plan’s effective date under the 2015 Plan, plus (iii) any shares subject to an award granted under the 2015 Plan which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason after the 2024 Plan’s effective date without the issuance of shares or pursuant to which such shares are forfeited. We have 588,865 shares available for issuance under the 2024 Plan as of February 19, 2025. In addition, our Board may recommend in the future that our stockholders approve new stock plans. Any common stock that we issue, including under the 2024 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 39

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 40

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

Our Board includes members with skills and experience in cybersecurity, technology, and innovation. The Board ultimately oversees cybersecurity risks and evaluates such risks as part of our ERM program. As part of our ERM processes, we utilize a formal corporate risk and governance structure that sets out the roles, responsibilities, and expectations of the various parties involved throughout our company in risk mitigation and management. The Risk Committee of the Board is responsible for approving and periodically reviewing and assessing the effectiveness of our ERM policies and procedures. The Risk Committee also assists the Board in its oversight of risks related to cybersecurity by regularly engaging with management and/or third-party consultants to assess the cyber threat landscape; evaluate our information security program; review the results of penetration testing; and analyze the design, effectiveness, and ongoing enhancement of our capabilities to monitor, prevent, and respond to cyber threats and events. The Risk Committee generally meets with management and/or third-party consultants regarding cybersecurity matters on a quarterly basis. Any material developments are reported by the Risk Committee to the Board. Further, any cybersecurity incidents deemed to have a high impact on our business are also generally reported to the Board, regardless of materiality.

Our SDIS, who holds a graduate degree in cybersecurity and several industry leading cybersecurity certifications, is the management position responsible for our overall information security program including strategy, security engineering, cyber threat detection, and response. The information security team managed by our SDIS contains certified cybersecurity professionals with broad experience and expertise in cybersecurity threat assessment and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats, and regulatory compliance, among other areas. The information security team continually evaluates our cybersecurity posture, which aligns with the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) industry standard, and makes on-going investments in our networks, in addition to performing regular testing of our environment.

In addition, we engage third-party consultants to conduct evaluations of the operational effectiveness of our security controls. These consultants perform penetration testing on our cybersecurity practices and procedures on an annual basis.

Third-party risk is assessed as part of our information security program and includes risk-tiered criteria for due diligence. Contractually, data handling third parties are required to uphold all applicable rules, laws, and regulations in addition to, when applicable, notifying us of cybersecurity events that may negatively impact us or our data.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 41

ITEM 2. PROPERTIES.

Our headquarters operations are located in an approximately 51,700 square foot leased facility in Greer, South Carolina, a town located outside of Greenville, South Carolina. As of February 19, 2025, each of our 348 branches, which are located in 19 states throughout the United States, is leased under a fixed-term lease agreement. Our branches have an average branch size of approximately 1,950 square feet.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 42

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NYSE under the symbol “RM.”

Holders

As of February 19, 2025, there were 14 registered holders of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by those record holders, but we believe that there were approximately 3,699 beneficial owners of our common stock as of January 15, 2025.

Non-Affiliate Ownership

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates, as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders as of June 28, 2024. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is incorporated by reference in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Dividends; Stock Repurchases

In October 2020, we announced that our Board initiated and declared a quarterly cash dividend program. The following table sets forth the dividends declared and paid for the periods indicated:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 24	February 7, 2024	February 22, 2024	March 14, 2024	$0.30
2Q 24	May 1, 2024	May 22, 2024	June 12, 2024	0.30
3Q 24	July 31, 2024	August 21, 2024	September 12, 2024	0.30
4Q 24	November 6, 2024	November 21, 2024	December 11, 2024	0.30
Total				$1.20

On February 5, 2025, the Board declared a quarterly dividend of $0.30, payable on March 13, 2025, to stockholders of record on February 20, 2025. We currently expect that comparable quarterly cash dividends will continue to be paid in the future. We anticipate that future dividend declarations will occur in February, May, August, and November, with payment being made in March, June, September, and December.

The following table provides information regarding our share repurchase transactions during the three months ended December 31, 2024:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
October 1, 2024 – October 31, 2024	—	$—	—	$—
November 1, 2024 – November 30, 2024	—	—	—	$—
December 1, 2024 – December 31, 2024	104,542	33.83	104,542	$26,463,154
Total	104,542	$33.83	104,542

Regional Management Corp. | 2024 Annual Report on Form 10-K | 43

* On December 2, 2024, we announced that our Board had authorized the repurchase of up to $30.0 million of our outstanding shares of common stock. The authorization was effective immediately and extends through December 31, 2026.

The declaration, amount, and payment of any future cash dividends on shares of common stock and/or repurchases of common stock will be at the discretion of our Board. Our Board may take into account general and economic conditions; our financial condition and results of operations; our available cash and current and anticipated cash needs; capital requirements; contractual, legal, tax, and regulatory restrictions and implications on the payment of cash dividends by us to our stockholders or by our subsidiaries to us; and such other factors as our Board may deem relevant. Our senior revolving credit facility includes a provision restricting our ability to pay dividends on our common stock based upon, among other things, our interest coverage ratio and hypothetical availability under the credit facility. Likewise, certain of our credit facilities restrict certain of our wholly owned subsidiaries from paying dividends to us, subject to certain exceptions.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 44

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933.

The following graph shows a comparison of the cumulative total return for our common stock, the NYSE Composite Index, and the NYSE Financial Index for the five years ended December 31, 2024. The graph assumes that $100 was invested at the market close on December 31, 2019, in the common stock of the Company, the NYSE Composite Index, and the NYSE Financial Index, and data for each assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 45

ITEM 6. [RESERVED].

Regional Management Corp. | 2024 Annual Report on Form 10-K | 46

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

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of December 31, 2024, we operate under the name “Regional Finance” online and in 344 branch locations in 19 states across the United States, serving 575,400 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

•
Large Loans (>$2,500) – As of December 31, 2024, we had 259.5 thousand large installment loans outstanding, representing $1.3 billion in net finance receivables. This included 69.5 thousand large loan convenience checks, representing $199.5 million in net finance receivables.
•
Small Loans (≤$2,500) – As of December 31, 2024, we had 314.9 thousand small installment loans outstanding, representing $554.7 million in net finance receivables. This included 167.3 thousand small loan convenience checks, representing $260.9 million in net finance receivables.
•
Retail Loans – As of December 31, 2024, we had 1.0 thousand retail purchase loans outstanding, representing $1.1 million in net finance receivables.
•
Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Large and small installment loans are our core products and will be the drivers of future growth. We ceased accepting applications for our retail loan product offering in November 2022, to focus on growing our core loan portfolio. We continue to own and service our existing portfolio of retail loans. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to large and small installment loans are the largest component. In addition to interest and fee income from loans, we derive revenue from optional insurance products purchased by customers of our direct loan products.

For additional information regarding our business operations, see Part I, Item 1, “Business.”

Regional Management Corp. | 2024 Annual Report on Form 10-K | 47

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

Due to moderating inflation and expectations for an improving economic environment, we have prudently increased the growth in our small loan portfolio. We grew the small loan portfolio by $61.2 million, or 12.4%, year-over-year. To balance the risk associated with the growth in our small loan portfolio, we deploy a barbell strategy of also originating higher-credit-quality, auto-secured loans.

Our allowance for credit losses was 10.5% of net finance receivables as of December 31, 2024. Going forward, macroeconomic conditions may necessitate changes to the macroeconomic assumptions within our forecast and to our credit loss performance outlook, either of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We have proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of December 31, 2024, we had $136.9 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. In addition, we had $466.2 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of December 31, 2024. We believe our liquidity position provides substantial runway to support the fundamental operations of our business and to fund future growth.

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

Growth in Loan Portfolio. The revenue that we generate from interest and fees is largely driven by the balance of loans that we originate. We source our loans through our branches, centrally-managed direct mail program, digital partners, and our consumer website. The majority of our loans, regardless of origination channel, are serviced through our branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers we are able to serve. We continue to assess our branch network for clear opportunities to add branches in new and existing states where it is favorable for us to conduct business or consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service. As we consider our growth rate, we not only consider the health of the consumer, the strength of the economy, and the credit performance of our portfolio, we also balance our commitment to deliver strong short-term results for investors while also generating the portfolio growth that will fuel our success and returns over the long-term. As we grow our portfolio, we are required to reserve for expected lifetime credit losses at the origination of each loan, which reduces net income. The related revenue benefits are recognized over the life of each loan.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 48

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of December 31, 2024, representing 79% of our total debt.

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

As reinsurer, we maintain restricted reserves comprised of restricted cash and restricted AFS investments for life insurance in an amount determined by the unaffiliated insurance company. As of December 31, 2024, the restricted reserves consisted of $21.2 million of unearned premium reserves and $1.2 million of unpaid claims reserves. The unaffiliated insurance company maintains the reserves for non-life claims.

Other Income. Our other income consists primarily of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment. In addition, interest income from restricted cash, commissions earned from the sale of club membership products, and investment income from restricted AFS securities are included in other income.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 49

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 50

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables:

	Year Ended December 31,
	2024		2023		2022
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$528,894	29.6%	$489,698	28.6%	$450,854	29.5%
Insurance income, net	40,695	2.3%	44,529	2.6%	43,502	2.8%
Other income	18,914	1.0%	17,172	1.0%	12,831	0.8%
Total revenue	588,503	32.9%	551,399	32.2%	507,187	33.1%
Expenses
Provision for credit losses	212,200	11.9%	220,034	12.9%	185,115	12.1%

Personnel	153,789	8.6%	156,872	9.2%	141,243	9.2%
Occupancy	25,823	1.4%	25,029	1.5%	23,809	1.6%
Marketing	19,006	1.1%	15,774	0.9%	15,378	1.0%
Other	49,080	2.7%	45,444	2.6%	42,098	2.7%
Total general and administrative	247,698	13.8%	243,119	14.2%	222,528	14.5%

Interest expense	74,530	4.2%	67,463	3.9%	34,223	2.2%
Income before income taxes	54,075	3.0%	20,783	1.2%	65,321	4.3%
Income taxes	12,848	0.7%	4,825	0.3%	14,097	1.0%
Net income	$41,227	2.3%	$15,958	0.9%	$51,224	3.3%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

Comparison of December 31, 2024, Versus December 31, 2023

The following discussion and table describe the changes in finance receivables by product type:

•
Large Loans (>$2,500) – Large loans outstanding increased by $62.6 million, or 4.9%, to $1.3 billion at December 31, 2024, from $1.3 billion at December 31, 2023. The increase was due to growth in our auto-secured portfolio, the growth of receivables in branches opened during 2023 and 2024, and the transition of small loan customers to large loans.
•
Small Loans (≤$2,500) – Small loans outstanding increased by $61.2 million, or 12.4%, to $554.7 million at December 31, 2024, from $493.5 million at December 31, 2023. The increase was due to growth in our higher-margin loan portfolio and the growth of receivables in branches opened during 2023 and 2024, partially offset by the transition of small loan customers to large loans.
•
Retail Loans – Retail loans outstanding decreased $2.7 million, or 71.9%, to $1.1 million at December 31, 2024, from $3.8 million at December 31, 2023. We ceased accepting applications for our retail loan product offering in November 2022 to focus on growing our core loan portfolio.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 51

	Net Finance Receivables by Product
Dollars in thousands	December 31, 2024	December 31, 2023	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$1,336,780	$1,274,137	$62,643	4.9%
Small loans	554,686	493,473	61,213	12.4%
Retail loans	1,069	3,800	(2,731)	(71.9)%
Total	$1,892,535	$1,771,410	$121,125	6.8%
Number of branches at period end	344	346	(2)	(0.6)%
Net finance receivables per branch	$5,502	$5,120	$382	7.5%

Comparison of the Year Ended December 31, 2024, Versus the Year Ended December 31, 2023

Net Income. Net income increased $25.3 million, or 158.3%, to $41.2 million in 2024, from $16.0 million in 2023. The increase was due to an increase in revenue of $37.1 million and a decrease in provision for credit losses of $7.8 million, partially offset by increases in income taxes of $8.0 million, interest expense of $7.1 million, and general and administrative expenses of $4.6 million.

Revenue. Total revenue increased $37.1 million, or 6.7%, to $588.5 million in 2024, from $551.4 million in 2023. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $39.2 million, or 8.0%, to $528.9 million in 2024, from $489.7 million in 2023. The increase was due to a 4.5% increase in average net finance receivables and a 1.0% increase in average yield. The increase in yield was due to price increases, growth in our higher-margin small loan business, and improved credit performance. Reductions in revenue reversals from the loan sale that occurred in the fourth quarter of 2023 increased 2024 interest and fee income by an estimated $1.7 million.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Year Ended			Average Yields for the Year Ended
Dollars in thousands	December 31, 2024	December 31, 2023	YoY % Inc (Dec)	December 31, 2024	December 31, 2023	YoY % Inc (Dec)
Large loans	$1,278,683	$1,242,529	2.9%	26.4%	26.1%	0.3%
Small loans	507,584	462,116	9.8%	37.6%	35.6%	2.0%
Retail loans	2,214	6,522	(66.1)%	16.1%	17.3%	(1.2)%
Total	$1,788,481	$1,711,167	4.5%	29.6%	28.6%	1.0%

Total originations increased to $1.7 billion in 2024, from $1.5 billion in 2023. Origination volume increased during 2024 compared to prior year due to increases in small loan convenience checks and large branch loans. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Year Ended
Dollars in thousands	December 31, 2024	December 31, 2023	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$973,048	$928,499	$44,549	4.8%
Small loans	681,463	606,412	75,051	12.4%
Retail loans	—	146	(146)	(100.0)%
Total	$1,654,511	$1,535,057	$119,454	7.8%

Regional Management Corp. | 2024 Annual Report on Form 10-K | 52

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$9,424	$4,262	$124	$13,810
Small loans	16,202	9,065	892	26,159
Retail loans	(746)	(80)	53	(773)
Product mix	(2,754)	3,086	(332)	—
Total	$22,126	$16,333	$737	$39,196

Insurance Income, Net. Insurance income, net decreased $3.8 million, or 8.6%, to $40.7 million in 2024, from $44.5 million in 2023. In both 2024 and 2023, personal property insurance premiums represented the largest component of aggregate earned insurance premiums, and life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Year Ended
Dollars in thousands	December 31, 2024	December 31, 2023	YoY $ B(W)	YoY % B(W)
Earned premiums	$57,312	$59,830	$(2,518)	(4.2)%
Claims, reserves, and certain direct expenses	(16,617)	(15,301)	(1,316)	(8.6)%
Insurance income, net	$40,695	$44,529	$(3,834)	(8.6)%

Earned premiums during 2024 decreased by $2.5 million, and claims, reserves, and certain direct expenses increased by $1.3 million in each case compared to 2023. The decrease in earned premiums was primarily due to our strategic shifts in product and geographic mix which resulted in fewer active policies. The increase in claims, reserves, and certain direct expenses was primarily due to an increase in personal property insurance claims and reserves of $2.6 million related to hurricane activity.

Other Income. Other income increased $1.7 million, or 10.1%, to $18.9 million in 2024, from $17.2 million in 2023, primarily due to higher late charges of $0.9 million associated with portfolio growth, an increase in sales of our club membership products of $0.6 million, and higher investment income of $0.2 million.

Provision for Credit Losses. Our provision for credit losses decreased $7.8 million, or 3.6%, to $212.2 million in 2024, from $220.0 million in 2023. The decrease was due to a decrease in net credit losses of $11.3 million, partially offset by an incremental increase in the allowance for credit losses of $3.5 million compared to 2023. The decrease in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. Our increase in the allowance for credit losses was $12.1 million, an increase of $3.5 million from $8.6 million in 2023. Our increase in 2024 was primarily due to incremental portfolio growth of $49.1 million compared to prior year growth and changes in macro conditions. The allowance for credit losses as a percentage of finance receivables decreased to 10.5% as of December 31, 2024, from 10.6% as of December 31, 2023 due to changes in estimated future macroeconomic impacts on credit losses. See Note 4, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our allowance for credit losses.

Net Credit Losses. Net credit losses decreased $11.3 million, or 5.4%, to $200.1 million in 2024, from $211.4 million in 2023. Our net credit losses during 2024 were inclusive of an estimated $12.2 million benefit from accelerated charge-offs in the fourth quarter of 2023 attributable to the loan sale that occurred during the fourth quarter of 2023 and further benefited from an improved macroeconomic environment. These decreases were partially offset by an increase in net credit losses due to higher average net finance receivables during the year ended December 31, 2024. The prior-year period included impacts from the loan sales that occurred in the fourth quarters of 2022 and 2023, which resulted in a net increase in net credit losses of $1.6 million. Our net credit loss ratio was 11.2% in 2024, compared to 12.4% in 2023. The 2023 loan sale resulted in a decrease of 70 basis points to

Regional Management Corp. | 2024 Annual Report on Form 10-K | 53

our 2024 net credit loss ratio. The 2022 and 2023 loan sales resulted in a net increase of 10 basis points to our 2023 net credit loss ratio.

Delinquency Performance. Our delinquency rate increased to 7.7% as of December 31, 2024, from 6.9% as of December 31, 2023. Our delinquency rate as of December 31, 2023 was inclusive of a 90 basis point reduction from the 2023 loan sale.

The following tables include contractual delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	December 31, 2024		December 31, 2023
Current	$1,590,381	84.0%	$1,493,341	84.3%
1 to 29 days past due	156,312	8.3%	155,196	8.8%
Delinquent accounts:
30 to 59 days	36,948	1.9%	34,756	1.9%
60 to 89 days	35,242	1.9%	31,212	1.8%
90 to 119 days	28,085	1.5%	27,107	1.5%
120 to 149 days	23,987	1.3%	15,317	0.9%
150 to 179 days	21,580	1.1%	14,481	0.8%
Total delinquency	$145,842	7.7%	$122,873	6.9%
Total net finance receivables	$1,892,535	100.0%	$1,771,410	100.0%

	Contractual Delinquency by Product
Dollars in thousands	December 31, 2024		December 31, 2023
Large loans	$88,054	6.6%	$80,136	6.3%
Small loans	57,595	10.4%	42,151	8.5%
Retail loans	193	18.1%	586	15.4%
Total	$145,842	7.7%	$122,873	6.9%

General and Administrative Expenses. Our general and administrative expenses increased $4.6 million, or 1.9%, to $247.7 million in 2024 from $243.1 million in 2023. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which decreased $3.1 million, or 2.0%, to $153.8 million in 2024, from $156.9 million in 2023. The decrease was primarily due to higher capitalized loan origination costs, which reduce personnel expenses, of $2.2 million and reduction in force expenses of $1.7 million in 2023, partially offset by higher labor costs of $0.9 million.

Occupancy. Occupancy expenses increased $0.8 million, or 3.2%, to $25.8 million in 2024, from $25.0 million in 2023, primarily due to increased rent expense of $0.9 million.

Marketing. Marketing expenses increased $3.2 million, or 20.5%, to $19.0 million in 2024, from $15.8 million in 2023 primarily due to increased activity in our direct mail campaigns of $3.3 million to support growth, partially offset by lower digital marketing costs of $0.2 million.

Other Expenses. Other expenses increased $3.6 million, or 8.0%, to $49.1 million in 2024, from $45.4 million in 2023, primarily due to an increase in collections expense of $1.1 million and increased investment in digital and technological capabilities of $1.0 million. The prior-year period included insurance settlement proceeds of $1.0 million, which reduced other expenses. Additionally, we often experience increases in other expenses including legal expenses, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our operating expense ratio decreased by 0.4% to 13.8% during 2024, from 14.2% during 2023. Our operating expense ratio has improved as we have grown our loan portfolio and controlled expense growth.

Interest Expense. Interest expense increased $7.1 million, or 10.5%, to $74.5 million in 2024, compared to $67.5 million in 2023. The increase was primarily due to an increase in our cost of funds as well as an increase in the average balance of our debt

Regional Management Corp. | 2024 Annual Report on Form 10-K | 54

facilities. Our cost of funds increased 0.3% to 4.2% during 2024, from 3.9% during 2023. The average balance of our debt facilities increased to $1.4 billion in 2024, from $1.3 billion in 2023.

Income Taxes. Income taxes increased $8.0 million, or 166.3%, to $12.8 million in 2024, from $4.8 million in 2023. The increase was primarily due to a $33.3 million increase in income before taxes compared to 2023. Our effective tax rate increased to 23.8% in 2024, compared to 23.2% in 2023. The increase in the effective tax rate was primarily related to a decrease in the research and development tax credit and offset by decreases related to non-deductible compensation and excess tax benefits related to share-based compensation.

Comparison of the Year Ended December 31, 2023, Versus the Year Ended December 31, 2022

For a comparison of our results of operations for the years ended December 31, 2023 and December 31, 2022, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (which was filed with the SEC on February 22, 2024), which is incorporated by reference herein.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of December 31, 2024, we had a funded debt-to-equity ratio of 4.1 to 1.0 and a stockholders’ equity ratio of 18.7%.

Cash and cash equivalents decreased to $4.0 million as of December 31, 2024, from $4.5 million as of December 31, 2023. As of December 31, 2024 and December 31, 2023 we had $132.9 million and $108.1 million, respectively, of immediate availability to draw down cash from our revolving credit facilities. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $466.2 million and $551.5 million as of December 31, 2024 and December 31, 2023, respectively. Our debt balance was $1.5 billion as of December 31, 2024 compared to $1.4 billion the prior year-end.

A summary of the future material financial obligations requiring payments as of December 31, 2024 is as follows:

	Future Material Financial Obligations by Period
Dollars in thousands	Next Twelve Months	Beyond Twelve Months	Total
Principal payments on debt obligations	$466,626	$1,007,637	$1,474,263
Interest payments on debt obligations	65,822	76,813	142,635
Operating lease obligations	11,001	36,728	47,729
Total	$543,449	$1,121,178	$1,664,627

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, the revolving period maturities of our securitizations and warehouse credit facilities as of December 31, 2024 (each as described below within “Financing Arrangements and Restricted Cash Reserve Accounts”) ranged from February 2025 to May 2027. As of December 31, 2024, we did not exercise our rights to redeem the notes of our RMIT 2020-1 or RMIT 2021-1 securitizations, for which the revolving periods ended in September 2023 and February 2024, respectively. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future. See Note 21, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for information regarding the amendment of the RMR VI revolving warehouse credit facility following the end of the fiscal year.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 55

Dividends and Stock Repurchases.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for 2024:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 24	February 7, 2024	February 22, 2024	March 14, 2024	$0.30
2Q 24	May 1, 2024	May 22, 2024	June 12, 2024	0.30
3Q 24	July 31, 2024	August 21, 2024	September 12, 2024	0.30
4Q 24	November 6, 2024	November 21, 2024	December 11, 2024	0.30
Total				$1.20

The Board declared $12.3 million of cash dividends on our common stock during 2024. See Note 21, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for information regarding our quarterly cash dividend following the end of the year.

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

In December 2024, we announced that the Board had authorized a $30.0 million stock repurchase program. The authorization was effective immediately and extends through December 31, 2026. As of December 31, 2024, we had repurchased 0.1 million shares of common stock at a total cost of $3.5 million.

Cash Flow.

Operating Activities. Net cash provided by operating activities in 2024 was $269.6 million, compared to $249.2 million provided by operating activities in 2023, an increase of $20.5 million. The increase was primarily due to the growth of our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities in 2024 was $316.1 million, compared to $278.7 million in 2023, an increase of $37.4 million. The increase was primarily driven by increased originations as we grow our loan portfolio, partially offset by increased repayments of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities in 2024 was $53.4 million, compared to $26.4 million in 2023, an increase of $27.0 million. The increase in cash provided was the result of an increase in net advances on debt instruments of $34.5 million, partially offset by an increase in payments for debt issuance costs of $3.9 million and an increase in the repurchases of common stock of $3.5 million.

Financing Arrangements and Restricted Cash Reserve Accounts.

As of December 31, 2024, we had five credit facilities outstanding and, from time to time, engage in the private offering and sale of asset-backed notes. We had $132.9 million and $108.1 million of immediate availability to draw down cash from our revolving credit facilities as of December 31, 2024 and December 31, 2023, respectively. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions. Our debt arrangements described below, other than our senior revolving credit facility, are issued by each of our RMR and RMIT SPEs, which are considered VIEs under GAAP. These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $117.1 million and $109.9 million as of December 31, 2024 and December 31, 2023, respectively. Our debt arrangements also contain various debt covenants. We were in compliance with all such debt covenants as of December 31, 2024.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 56

Revolving Credit Facilities. The following is a summary of our revolving credit facilities as of December 31, 2024:

Dollars in thousands	Capacity	Debt Balance	Effective Interest Rate	Facility Cash Reserve Requirement	Restricted Cash Collection	Maturity Date
Senior	$355,000	$219,339	7.7%	$—	$—	Sep 2025
RMR IV warehouse	$125,000	$4,792	7.5%	$61	$256	May 2026
RMR V warehouse	$100,000	$52,307	6.9%	$325	$3,882	Nov 2027
RMR VI warehouse (1)	$75,000	$2,443	7.2%	$32	$171	Feb 2026
RMR VII warehouse	$125,000	$37,023	7.0%	$242	$2,746	Oct 2026

(1) See Note 21, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for information regarding the amendment of this facility following the end of the fiscal year.

Securitizations. The following is a summary of our securitizations as of December 31, 2024:

Dollars in thousands	Issue Amount	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Revolving Period Maturity	Final Maturity Date
RMIT 2020-1	$180,000	$46,769	4.3%	$1,875	$4,849	Sep 2023	Oct 2030
RMIT 2021-1	$248,700	$101,550	2.7%	$2,604	$9,969	Feb 2024	Mar 2031
RMIT 2021-2	$200,000	$200,191	2.3%	$2,083	$16,871	Jul 2026	Aug 2033
RMIT 2021-3	$125,000	$125,202	3.9%	$1,471	$16,698	Sep 2026	Oct 2033
RMIT 2022-1	$250,000	$250,374	3.6%	$2,646	$21,469	Feb 2025	Mar 2032
RMIT 2024-1	$187,305	$187,788	6.2%	$1,078	$17,332	May 2027	July 2036
RMIT 2024-2	$250,000	$250,558	5.3%	$1,418	$22,892	Nov 2026	Dec 2033

RMC Reinsurance. Our wholly owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. These reserves are comprised of restricted cash and restricted AFS investments, which totaled $0.7 million and $21.7 million, respectively, as of December 31, 2024.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 57

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of December 31, 2024 by $1.8 million.

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

Regulatory Developments.

On March 7, 2023, the CFPB provided us with Notice seeking to establish supervisory authority over us pursuant to section 1024(a)(1)(C) of the Consumer Financial Protection Act of 2010. Under that provision, the CFPB may establish supervisory authority over any non-bank covered person that it has reasonable cause to determine is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. We responded to the Notice by voluntarily consenting to the CFPB’s supervisory authority and entering into the Consent Agreement. Pursuant to the Consent Agreement and related CFPB order, the CFPB will have supervisory authority over us for a period of two years ending January 8, 2026. The Consent Agreement does not constitute an admission by us that we are a nonbank covered person who is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. See “Government Regulation” in Part I, Item 1 “Business” and “Risks Related to Regulation and Legal Proceedings” in Part I, Item 1A “Risk Factors” for a further discussion of the regulation and regulatory risks to which we are subject.

On March 6, 2024, the SEC adopted a final rule to require registrants to disclose certain climate-related information in their registration statements and annual reports. On April 4, 2024, the SEC issued an order staying the effectiveness of the final rule pending completion of the judicial review of consolidated challenges to the rule by the U.S. Court of Appeals for the Eighth Circuit. On February 11, 2025, the Acting Chairman of the SEC directed the SEC staff to notify the U.S. Court of Appeals for the Eighth Circuit of the change in the composition of the SEC and other changed circumstances and request that the court not schedule the case for oral argument to provide time for the SEC to deliberate and determine the appropriate next steps. We will continue to monitor developments with respect to the rule.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 58

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of December 31, 2024, the interest rates on the securitizations, which account for 79% of our debt, were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and multiple revolving warehouse credit facilities. As of December 31, 2024, the balances and key terms of the credit facilities were as follows:

Revolving Credit Facility	Debt Balance (in thousands)	Interest Payment Frequency	Floor	Margin	Rate Type	Effective Interest Rate
Senior	$219,339	Monthly	0.5%	3.0%	1-month SOFR	7.7%
RMR IV warehouse	4,792	Monthly	—	2.8%	1-month SOFR	7.5%
RMR V warehouse	52,307	Monthly	—	2.1%	Conduit	6.9%
RMR VI warehouse	2,443	Monthly	—	2.5%	1-month SOFR	7.2%
RMR VII warehouse	37,023	Monthly	—	2.4%	1-month SOFR	7.0%
Total	$315,904

Based on the underlying rates and the outstanding balances as of December 31, 2024, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $3.2 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 59

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Regional Management Corp.

Index to Consolidated Financial Statements

Fiscal Year Ended December 31, 2024

Regional Management Corp. | 2024 Annual Report on Form 10-K | 60

Report of Independent Registered Public Accounting Firm

To the stockholders’ and the Board of Directors of Regional Management Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Management Corp. and subsidiaries (the "Company") as of December 31, 2024, and 2023, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes to consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The Company selected a Probability of Default (“PD”) / Loss Given Default (“LGD”) model to estimate its base allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical net finance receivables are tracked over the term of the pools to identify the incidences of loss (PDs) and the average severity of losses (LGDs). To enhance the precision of the allowance for credit loss estimate, the Company evaluates its finance receivable portfolio on a pool basis and segments each pool of finance receivables with similar credit risk characteristics. As part of its evaluation, the Company considers loan portfolio characteristics such as product type, loan size, loan term, internal or external credit scores, delinquency status, geographical location, and vintage. Based on analysis of historical loss experience, the Company selected the following segmentation: product type, Fair Isaac Corporation (“FICO”) score, and delinquency status.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 61

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for credit losses included the following, among others:

•
We tested the design and operating effectiveness of the relevant controls related to (I) selection of the macroeconomic forecasts, (ii) execution and monitoring of the PD/LGD model, (iii) adjustments made to the historical loss experience for qualitative factors, and (iv) overall calculation of the allowance for credit losses.
•
We used credit specialists to assist us in (1) evaluating the reasonableness of the PD/LGD model and relevant assumptions, and (ii) evaluating the reasonableness of design, theory, and logic of the model for estimating expected credit losses.
•
We tested the completeness and accuracy of the data input into the models and assessed the reasonableness of the model’s calculations of probability of default and loss given default.
•
We (i) evaluated the reasonableness of management’s macroeconomic forecast selection, (ii) evaluated the appropriateness and relevance of adjustments made to the historical loss experience for qualitative factors, and (iii) tested the arithmetic accuracy of the calculation of these qualitative adjustments.
•
We tested the arithmetic accuracy of the calculation of the allowance for credit losses.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 21, 2025

We have served as the Company's auditor since 2022.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 62

Report of Independent Registered Public Accounting Firm

To the stockholders’ and the Board of Directors of Regional Management Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Regional Management Corp. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 21, 2025

Regional Management Corp. | 2024 Annual Report on Form 10-K | 63

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2024 and 2023

(in thousands, except par value amounts)

	2024	2023
Assets
Cash	$3,951	$4,509
Net finance receivables	1,892,535	1,771,410
Unearned insurance premiums	(48,068)	(47,892)
Allowance for credit losses	(199,500)	(187,400)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,644,967	1,536,118
Restricted cash	131,684	124,164
Lease assets	38,442	34,303
Intangible assets	24,524	15,846
Restricted AFS investments	21,712	22,740
Property and equipment	13,677	13,787
Deferred tax assets, net	9,286	13,641
Other assets	20,866	29,419
Total assets	$1,909,109	$1,794,527
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,478,336	$1,399,814
Unamortized debt issuance costs	(6,338)	(4,578)
Net debt	1,471,998	1,395,236
Lease liabilities	40,579	36,576
Accounts payable and accrued expenses	39,454	40,442
Total liabilities	1,552,031	1,472,254
Commitments and contingencies (Notes 7, 18, and 19)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 14,921 shares issued and 10,010 shares outstanding at December 31, 2024 and 14,566 shares issued and 9,759 shares outstanding at December 31, 2023)	1,492	1,457
Additional paid-in capital	130,725	121,752
Retained earnings	378,482	349,579
Accumulated other comprehensive income (loss)	62	(372)
Treasury stock (4,911 shares at December 31, 2024 and 4,807 shares at December 31, 2023)	(153,683)	(150,143)
Total stockholders’ equity	357,078	322,273
Total liabilities and stockholders’ equity	$1,909,109	$1,794,527

Regional Management Corp. | 2024 Annual Report on Form 10-K | 64

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2024, 2023, and 2022

(in thousands, except per share amounts)

	2024	2023	2022
Revenue
Interest and fee income	$528,894	$489,698	$450,854
Insurance income, net	40,695	44,529	43,502
Other income	18,914	17,172	12,831
Total revenue	588,503	551,399	507,187
Expenses
Provision for credit losses	212,200	220,034	185,115

Personnel	153,789	156,872	141,243
Occupancy	25,823	25,029	23,809
Marketing	19,006	15,774	15,378
Other	49,080	45,444	42,098
Total general and administrative expenses	247,698	243,119	222,528

Interest expense	74,530	67,463	34,223
Income before income taxes	54,075	20,783	65,321
Income taxes	12,848	4,825	14,097
Net income	$41,227	$15,958	$51,224
Net income per common share:
Basic	$4.28	$1.70	$5.51
Diluted	$4.14	$1.66	$5.30
Weighted-average common shares outstanding:
Basic	9,640	9,398	9,296
Diluted	9,957	9,593	9,656

Other comprehensive income (loss), net of tax:
Unrealized income (loss) on restricted AFS investments	531	271	(742)
Income taxes on unrealized items	(112)	(57)	156
Unrealized other comprehensive income (loss), net of tax	419	214	(586)
Net realized loss on restricted AFS investments	20	—	—
Income taxes on realized items	(5)	—	—
Reclassification adjustments included in net income, net of tax	15	—	—
Other comprehensive income (loss), net of tax	434	214	(586)
Total comprehensive income	$41,661	$16,172	$50,638

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 65

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2024, 2023, and 2022

(in thousands)

	As of and for the Year Ended December 31, 2024
					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	14,566	$1,457	$121,752	$349,579	$(372)	$(150,143)	$322,273
Cash dividends	—	—	—	(12,324)	—	—	(12,324)
Issuance of restricted stock awards	424	41	(41)	—	—	—	—
Exercise of stock options	66	7	—	—	—	—	7
Repurchase of common stock	—	—	—	—	—	(3,540)	(3,540)
Shares withheld related to net share settlement	(135)	(13)	(2,926)	—	—	—	(2,939)
Share-based compensation	—	—	11,940	—	—	—	11,940
Net income	—	—	—	41,227	—	—	41,227
Other comprehensive income	—	—	—	—	434	—	434
Ending balance	14,921	$1,492	$130,725	$378,482	$62	$(153,683)	$357,078

	As of and for the Year Ended December 31, 2023
					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	14,330	$1,433	$112,384	$345,545	$(586)	$(150,143)	$308,633
Cash dividends	—	—	—	(11,924)	—	—	(11,924)
Issuance of restricted stock awards	322	32	(32)	—	—	—	—
Exercise of stock options	18	2	287	—	—	—	289
Shares withheld related to net share settlement	(104)	(10)	(2,642)	—	—	—	(2,652)
Share-based compensation	—	—	11,755	—	—	—	11,755
Net income	—	—	—	15,958	—	—	15,958
Other comprehensive income	—	—	—	—	214	—	214
Ending balance	14,566	$1,457	$121,752	$349,579	$(372)	$(150,143)	$322,273

Regional Management Corp. | 2024 Annual Report on Form 10-K | 66

	As of and for the Year Ended December 31, 2022
					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Beginning balance	14,157	$1,416	$104,745	$306,105	$—	$(129,530)	$282,736
Cash dividends	—	—	—	(11,784)	—	—	(11,784)
Issuance of restricted stock awards	224	22	(22)	—	—	—	—
Exercise of stock options	61	6	—	—	—	—	6
Repurchase of common stock	—	—	—	—	—	(20,613)	(20,613)
Shares withheld related to net share settlement	(112)	(11)	(3,107)	—	—	—	(3,118)
Share-based compensation	—	—	10,768	—	—	—	10,768
Net income	—	—	—	51,224	—	—	51,224
Other comprehensive loss	—	—	—	—	(586)	—	(586)
Ending balance	14,330	$1,433	$112,384	$345,545	$(586)	$(150,143)	$308,633

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 67

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, 2023, and 2022

(in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$41,227	$15,958	$51,224
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	212,200	220,034	185,115
Depreciation and amortization	14,070	14,634	12,689
Amortization of deferred originations fees and costs	(15,613)	(14,644)	(15,843)
Loss on disposal of property and equipment	407	867	143
Loss on sale of restricted AFS investments	20	—	—
Share-based compensation	11,171	11,755	10,768
Deferred income taxes, net	4,238	112	4,766
Changes in operating assets and liabilities:
Increase (decrease) in unearned insurance premiums	176	(3,116)	3,171
(Increase) decrease in lease assets	(4,139)	218	(5,800)
(Increase) decrease in other assets	2,553	(4,144)	(13,271)
Increase (decrease) in accounts payable and accrued expenses	(1,386)	7,628	(14,642)
Increase (decrease) in lease liabilities	4,003	(136)	6,012
Net cash provided by operating activities	268,927	249,166	224,332
Cash flows from investing activities:
Originations of finance receivables	(1,654,761)	(1,544,948)	(1,643,537)
Repayments of finance receivables	1,355,266	1,280,134	1,228,495
Purchases of intangible assets	(12,338)	(7,378)	(5,534)
Purchases of property and equipment	(5,054)	(4,692)	(5,874)
Purchases of restricted AFS investments	(25,408)	(5,900)	(23,974)
Proceeds from sale of restricted AFS investments	2,206	—	3,130
Proceeds from maturities of restricted AFS investments	24,715	4,061	—
Net cash used in investing activities	(315,374)	(278,723)	(447,294)
Cash flows from financing activities:
Advances on revolving credit facilities	1,764,971	1,645,346	1,832,412
Payments on revolving credit facilities	(1,694,628)	(1,566,736)	(1,910,717)
Advances on securitizations	437,305	—	433,720
Payments on securitizations	(429,408)	(34,890)	(109,228)
Payments for debt issuance costs	(6,699)	(2,769)	(5,656)
Taxes paid related to net share settlement of equity awards	(2,450)	(2,923)	(2,993)
Cash dividends	(12,142)	(11,886)	(11,353)
Repurchases of common stock	(3,540)	—	(20,613)
Proceeds from exercise of stock options	—	289	—
Net cash provided by financing activities	53,409	26,431	205,572
Net change in cash and restricted cash	6,962	(3,126)	(17,390)
Cash and restricted cash at beginning of period	128,673	131,799	149,189
Cash and restricted cash at end of period	$135,635	$128,673	$131,799
Supplemental cash flow information:
Interest paid	$69,170	$60,083	$40,475
Income taxes paid	$2,734	$3,050	$26,963
Operating leases paid	$11,541	$10,193	$9,071
Non-cash lease assets and liabilities acquired	$13,238	$8,084	$13,493

Regional Management Corp. | 2024 Annual Report on Form 10-K | 68

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	December 31, 2024	December 31, 2023	December 31, 2022
Cash	$3,951	$4,509	$3,873
Restricted cash	131,684	124,164	127,926
Total	$135,635	$128,673	$131,799

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 69

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering large loans, small loans, and related payment and collateral protection insurance products. The Company formerly offered retail loans but ceased accepting applications for retail loan products effective November 2022. The Company continues to own and service its existing portfolio of retail loans. As of December 31, 2024, the Company operated under the name “Regional Finance” online and in branch locations in 19 states across the United States.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 70

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

Recent accounting pronouncements: In November 2023, the FASB issued ASU 2023-07, improving the disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. These enhanced disclosures require reporting of incremental segment information on an annual and interim basis for all public entities, including public entities with only one reportable segment, to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024. The Company adopted and applied the update on a retrospective basis for all prior periods presented in the financial statements, and upon transition, the expense categories and amounts disclosed in the prior periods are based on the significant segment expense categories identified and disclosed in the period of adoption if applicable. Implementation of the update did not have a material effect on the Company’s consolidated financial statements. See Note 20, “Segment Reporting,” for the Company’s enhanced disclosures to reflect the adoption of this update.

In December 2023, the FASB issued ASU 2023-09, enhancing the transparency and decision usefulness of income tax disclosures. The amendment, among other things, improves transparency of income tax disclosures by requiring more consistent categories and greater disaggregation of information in rate reconciliations, and disaggregation of income taxes paid by jurisdiction. The amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The income tax guidance should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 71

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 72

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

Restricted AFS investments: The Company classifies its investments in debt securities that were purchased with the Company’s restricted cash as restricted AFS investments and carries the investments at fair value. Unrealized gains and losses, net of taxes, are excluded from earnings and reported in other comprehensive income or loss until realized. The unrealized gains and losses, net of taxes, are recorded on the consolidated balance sheet in accumulated other comprehensive income or loss in stockholders’ equity. Realized gains and losses from the sale of AFS investments are specifically identified and reclassified from accumulated other comprehensive income or loss and included within earnings on the consolidated statement of income.

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

Offsetting assets and liabilities: GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated Balance Sheet when a legally enforceable master netting agreement exists. GAAP also permits securities financing activities to be presented on a net basis when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Company has elected to net such balances where it has determined that the specified conditions are met. As of September 30, 2022, the Company no longer held offsetting assets or liabilities.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 73

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 74

Note 3. Concentrations of Credit Risk

Customers living in Texas, North Carolina, and South Carolina accounted for 30%, 16%, and 10%, respectively, of the Company’s net finance receivables as of December 31, 2024. Given the primary concentration of the Company’s portfolio of finance receivables in these states, such customers’ ability to honor their installment contracts may be affected by economic conditions in these states.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Note 4. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

	December 31,
Dollars in thousands	2024	2023
Large loans	$1,336,780	$1,274,137
Small loans	554,686	493,473
Retail loans	1,069	3,800
Total	$1,892,535	$1,771,410

Net finance receivables included net deferred origination fees of $15.7 million and $15.1 million as of December 31, 2024 and 2023, respectively.

The credit quality of the Company’s finance receivable portfolio is dependent on the Company’s ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as it grows its portfolio. The allowance for credit losses uses FICO scores and delinquency by product type as key data points in estimating the allowance. The Company uses six FICO band categories to assess FICO scores. The first three FICO band categories include subprime FICO scores below 620. The fourth and fifth FICO band categories include near-prime FICO scores ranging from 620 to 659. The sixth FICO band category includes prime FICO scores of 660 or higher.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 75

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2024 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$86,776	$37,750	$12,457	$3,950	$793	$373	$142,099
2	55,211	19,464	6,171	1,602	173	92	82,713
3	90,642	35,777	16,579	4,224	339	59	147,620
4	125,867	52,564	25,521	6,140	570	100	210,762
5	137,243	58,604	28,564	8,148	784	36	233,379
6	300,714	140,149	62,303	15,514	1,464	63	520,207
Total	$796,453	$344,308	$151,595	$39,578	$4,123	$723	$1,336,780
Small Loans:
FICO Band
1	$67,809	$11,905	$1,737	$257	$40	$26	$81,774
2	32,851	5,799	689	59	4	2	39,404
3	52,846	9,456	873	49	4	1	63,229
4	67,200	12,903	924	39	5	5	81,076
5	75,458	16,882	1,313	22	3	3	93,681
6	160,551	32,671	2,263	29	5	3	195,522
Total	$456,715	$89,616	$7,799	$455	$61	$40	$554,686
Retail Loans:
FICO Band
1	$—	$—	$—	$—	$—	$2	$2
2	—	—	66	2	—	—	68
3	—	—	188	27	—	1	216
4	—	—	237	55	4	2	298
5	—	—	187	47	—	—	234
6	—	—	199	51	—	1	251
Total	$—	$—	$877	$182	$4	$6	$1,069
Total Loans:
FICO Band
1	$154,585	$49,655	$14,194	$4,207	$833	$401	$223,875
2	88,062	25,263	6,926	1,663	177	94	122,185
3	143,488	45,233	17,640	4,300	343	61	211,065
4	193,067	65,467	26,682	6,234	579	107	292,136
5	212,701	75,486	30,064	8,217	787	39	327,294
6	461,265	172,820	64,765	15,594	1,469	67	715,980
Total	$1,253,168	$433,924	$160,271	$40,215	$4,188	$769	$1,892,535

Regional Management Corp. | 2024 Annual Report on Form 10-K | 76

Net finance receivables by product, FICO band, and origination year as of December 31, 2023 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$83,107	$28,068	$9,542	$2,510	$980	$347	$124,554
2	46,855	16,964	5,342	1,077	309	83	70,630
3	86,191	45,778	14,999	2,201	316	66	149,551
4	120,054	65,753	20,712	3,481	592	55	210,647
5	128,901	69,706	23,779	4,043	496	22	226,947
6	291,795	144,663	46,630	7,936	732	52	491,808
Total	$756,903	$370,932	$121,004	$21,248	$3,425	$625	$1,274,137
Small Loans:
FICO Band
1	$64,664	$10,459	$1,625	$172	$68	$18	$77,006
2	31,289	5,886	724	36	11	9	37,955
3	51,222	8,099	717	31	6	1	60,076
4	65,743	10,074	679	19	10	3	76,528
5	74,207	13,838	632	14	4	1	88,696
6	126,400	25,679	1,111	15	5	2	153,212
Total	$413,525	$74,035	$5,488	$287	$104	$34	$493,473
Retail Loans:
FICO Band
1	$1	$—	$2	$1	$1	$5	$10
2	—	213	30	—	—	—	243
3	—	634	211	3	1	1	850
4	—	650	352	36	—	4	1,042
5	—	508	278	24	—	4	814
6	—	524	286	28	2	1	841
Total	$1	$2,529	$1,159	$92	$4	$15	$3,800
Total Loans:
FICO Band
1	$147,772	$38,527	$11,169	$2,683	$1,049	$370	$201,570
2	78,144	23,063	6,096	1,113	320	92	108,828
3	137,413	54,511	15,927	2,235	323	68	210,477
4	185,797	76,477	21,743	3,536	602	62	288,217
5	203,108	84,052	24,689	4,081	500	27	316,457
6	418,195	170,866	48,027	7,979	739	55	645,861
Total	$1,170,429	$447,496	$127,651	$21,627	$3,533	$674	$1,771,410

Regional Management Corp. | 2024 Annual Report on Form 10-K | 77

Credit losses by product and origination year for the periods indicated are as follows:

	Year Ended December 31, 2024
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Credit Losses
Large loans	$9,699	$67,711	$39,070	$11,197	$1,541	$474	$129,692
Small loans	13,156	55,584	11,316	822	42	33	80,953
Retail loans	—	—	441	232	14	10	697
Total	$22,855	$123,295	$50,827	$12,251	$1,597	$517	$211,342

	Year Ended December 31, 2023
Dollars in thousands	2023	2022	2021	2020	2019	Prior	Total Credit Losses
Large loans	$14,529	$78,938	$33,616	$5,116	$1,465	$254	$133,918
Small loans	14,484	60,298	10,244	599	60	7	85,692
Retail loans	—	776	431	88	24	4	1,323
Total	$29,013	$140,012	$44,291	$5,803	$1,549	$265	$220,933

The contractual delinquency of the net finance receivable portfolio by product and aging for the periods indicated are as follows:

	December 31, 2024
	Large		Small		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$1,139,070	85.2%	$450,603	81.2%	$708	66.2%	$1,590,381	84.0%
1 to 29 days past due	109,656	8.2%	46,488	8.4%	168	15.7%	156,312	8.3%
Delinquent accounts:
30 to 59 days	22,909	1.7%	13,998	2.5%	41	3.9%	36,948	1.9%
60 to 89 days	21,493	1.6%	13,699	2.5%	50	4.7%	35,242	1.9%
90 to 119 days	16,609	1.3%	11,443	2.1%	33	3.1%	28,085	1.5%
120 to 149 days	14,357	1.1%	9,602	1.7%	28	2.6%	23,987	1.3%
150 to 179 days	12,686	0.9%	8,853	1.6%	41	3.8%	21,580	1.1%
Total delinquency	$88,054	6.6%	$57,595	10.4%	$193	18.1%	$145,842	7.7%
Total net finance receivables	$1,336,780	100.0%	$554,686	100.0%	$1,069	100.0%	$1,892,535	100.0%
Net finance receivables in nonaccrual status	$54,228	4.1%	$34,465	6.2%	$137	12.8%	$88,830	4.7%

	December 31, 2023
	Large		Small		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$1,084,518	85.1%	$406,203	82.4%	$2,620	69.0%	$1,493,341	84.3%
1 to 29 days past due	109,483	8.6%	45,119	9.1%	594	15.6%	155,196	8.8%
Delinquent accounts:
30 to 59 days	22,587	1.7%	12,053	2.4%	116	3.1%	34,756	1.9%
60 to 89 days	19,844	1.6%	11,253	2.3%	115	3.0%	31,212	1.8%
90 to 119 days	16,951	1.3%	10,030	2.0%	126	3.2%	27,107	1.5%
120 to 149 days	10,938	0.9%	4,247	0.9%	132	3.5%	15,317	0.9%
150 to 179 days	9,816	0.8%	4,568	0.9%	97	2.6%	14,481	0.8%
Total delinquency	$80,136	6.3%	$42,151	8.5%	$586	15.4%	$122,873	6.9%
Total net finance receivables	$1,274,137	100.0%	$493,473	100.0%	$3,800	100.0%	$1,771,410	100.0%
Net finance receivables in nonaccrual status	$44,627	3.5%	$21,850	4.4%	$394	10.4%	$66,871	3.8%

Regional Management Corp. | 2024 Annual Report on Form 10-K | 78

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. The Company reversed $23.6 million, $24.2 million, and $20.2 million of accrued interest as a reduction of interest and fee income for the years ended December 31, 2024, 2023, and 2022, respectively.

The following are reconciliations of the allowance for credit losses by product for the periods indicated:

	As of and for the Year Ended December 31, 2024
Dollars in thousands	Large	Small	Retail	Total
Beginning balance	$127,992	$58,736	$672	$187,400
Provision for credit losses	128,190	83,861	149	212,200
Credit losses	(129,692)	(80,953)	(697)	(211,342)
Recoveries	7,016	4,182	44	11,242
Ending balance	$133,506	$65,826	$168	$199,500
Net finance receivables	$1,336,780	$554,686	$1,069	$1,892,535
Allowance as percentage of net finance receivables	10.0%	11.9%	15.7%	10.5%

	As of and for the Year Ended December 31, 2023
Dollars in thousands	Large	Small	Retail	Total
Beginning balance	$119,592	$57,915	$1,293	$178,800
Provision for credit losses	136,638	82,745	651	220,034
Credit losses	(133,918)	(85,692)	(1,323)	(220,933)
Recoveries	5,680	3,768	51	9,499
Ending balance	$127,992	$58,736	$672	$187,400
Net finance receivables	$1,274,137	$493,473	$3,800	$1,771,410
Allowance as percentage of net finance receivables	10.0%	11.9%	17.7%	10.6%

	As of and for the Year Ended December 31, 2022
Dollars in thousands	Large	Small	Retail	Total
Beginning balance	$96,494	$61,294	$1,512	$159,300
Provision for credit losses	106,925	76,513	1,677	185,115
Credit losses	(87,236)	(82,842)	(1,985)	(172,063)
Recoveries	3,409	2,950	89	6,448
Ending balance	$119,592	$57,915	$1,293	$178,800
Net finance receivables	$1,208,185	$481,605	$9,603	$1,699,393
Allowance as percentage of net finance receivables	9.9%	12.0%	13.5%	10.5%

The Company uses certain loan modification programs for borrowers experiencing financial difficulties as a loss mitigation strategy to improve collectability of the loans and assist customers through financial setbacks. The programs consist of offering payment deferrals, refinancing, and, in limited instances, settlements. Customers may also pursue financial assistance through external sources, such as filing for bankruptcy protection. Modification programs available to our customers are described in more detail below:

•
Customers with temporary hardships may be offered payment deferrals related to past due payments. Such deferrals extend the customer’s maturity date and are generally considered insignificant delays, unless the deferral exceeds three deferrals in a rolling twelve-month period.
•
Customers with delinquent loans who have made recent payments and have verified current employment are allowed to refinance their loan with a reduced interest rate and/or term extension, making the monthly payments more affordable.
•
The Company may also agree to settle a past-due loan by accepting less than the full principal balance owed, in certain limited cases, once it is determined that collection of the entire outstanding balance is unlikely.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 79

•
Customers who receive bankruptcy protection may receive principal forgiveness, interest rate reductions, and/or term extensions.

The information relating to modifications made to borrowers experiencing financial difficulty and their related percentage of applicable net finance receivables for the periods indicated are as follows:

	As of and for the Year Ended December 31, 2024
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction & term extension	$9,155	0.8%	$1,446	0.2%	$10,601	0.6%
Term extension	1,792	0.1%	386	0.1%	2,178	0.1%
Interest rate reduction	5,729	0.4%	2,545	0.5%	8,274	0.4%
Principal forgiveness, interest rate reduction, & term extension	586	—	28	—	614	—
Total	$17,262	1.3%	$4,405	0.8%	$21,667	1.1%

	As of and for the Year Ended December 31, 2023
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction & term extension	$12,687	1.0%	2,112	0.4%	$14,799	0.8%
Principal forgiveness, interest rate reduction, & term extension	288	—	37	—	325	—
Term extension	930	0.1%	346	0.1%	1,276	0.1%
Total	$13,905	1.1%	$2,495	0.5%	$16,400	0.9%

The financial effects of the modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

Year Ended December 31, 2024
Loan Modification	Product	Financial Effect
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $1.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.5 million.
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 12.6%.
	Small loans	Reduced the weighted-average contractual interest rate by 24.4%.
Term extension	Large loans	Added a weighted-average 1.5 years to the life of loans.
	Small loans	Added a weighted-average 1.4 years to the life of loans.

Year Ended December 31, 2023
Loan Modification	Product	Financial Effect
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $1.0 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.5 million.
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 10.7%.
	Small loans	Reduced the weighted-average contractual interest rate by 13.6%.
Term extension	Large loans	Added a weighted-average 1.5 years to the life of loans.
	Small loans	Added a weighted-average 1.4 years to the life of loans.

The following tables provide the amortized cost basis for modifications made to borrowers experiencing financial difficulty within the previous twelve months that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the periods indicated are as follows:

	As of and for the Year Ended December 31, 2024
Dollars in thousands	Large	Small	Total
Interest rate reduction & term extension	$1,608	$319	$1,927
Term extension	231	52	283
Interest rate reduction	858	280	1,138
Principal forgiveness, interest rate reduction, & term extension	30	6	36
Total	$2,727	$657	$3,384

Regional Management Corp. | 2024 Annual Report on Form 10-K | 80

	As of and for the Year Ended December 31, 2023
Dollars in thousands	Large	Small	Total
Interest rate reduction & term extension	$1,334	$248	$1,582
Term extension	27	3	30
Principal forgiveness, interest rate reduction, & term extension	16	3	19
Total	$1,377	$254	$1,631

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty within the previous twelve months for the periods indicated are as follows:

	December 31, 2024
Dollars in thousands	Large	Small	Total
Current	$13,207	$3,138	$16,345
30 - 89 days past due	2,410	799	3,209
90+ days past due	1,645	468	2,113
Total (1)	$17,262	$4,405	$21,667

(1) Excludes modified finance receivables that subsequently charged off of $1.4 million and $0.2 million in large and small loans, respectively.

	December 31, 2023
Dollars in thousands	Large	Small	Total
Current	$11,289	$1,993	$13,282
30 - 89 days past due	1,691	325	2,016
90+ days past due	925	177	1,102
Total (1)	$13,905	$2,495	$16,400

(1) Excludes modified finance receivables that subsequently charged off of $1.8 million and $0.4 million in large and small loans, respectively.

Prior to January 1, 2023, the Company classified a loan as a TDR finance receivable when the Company modified a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and granted a concession that it would not have otherwise considered.

The following table provides the number and amount of net finance receivables modified and classified as TDRs during the period presented:

	Year Ended December 31, 2022
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)
Large loans	$3,554	$20,537
Small loans	3,651	6,920
Retail loans	15	37
Total	$7,220	$27,494

(1) Represents the post-modification net finance receivables balance of loans that have been modified during the period and resulted in a TDR.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 81

The following table provides the number of accounts and amortized cost basis of finance receivables that subsequently defaulted within the periods indicated (that were modified as a TDR in the preceding 12 months). The Company defines payment default as 90 days past due for this disclosure. The respective amounts and activity for the period indicated is as follows:

	Year Ended December 31, 2022
Dollars in thousands	Number of Loans	TDR Net Finance Receivables (1)
Large loans	1,307	$7,704
Small loans	1,365	2,712
Retail loans	6	16
Total	2,678	$10,432

(1) Only includes defaults occurring within 12 months of a loan being designated as a TDR. Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Note 5. Restricted Available-for-Sale Investments

The following tables reconcile the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted AFS investments as of the periods indicated:

	December 31, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$21,633	$92	$(13)	$21,712

	December 31, 2023
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$23,211	$1	$(472)	$22,740

The following tables include the gross unrealized losses and estimated fair values of restricted AFS investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$2,205	$(13)	$—	$—	$2,205	$(13)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$—	$—	$18,633	$(472)	$18,633	$(472)

The restricted AFS investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $13 thousand and $0.3 million as of December 31, 2024 and 2023, respectively. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted AFS investments.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 82

The following tables include the amortized cost and estimated fair values of restricted AFS investments by contractual maturity as of the period indicated:

	December 31, 2024
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$19,415	$19,507
Due within one year to five years	2,218	2,205
Due within five years to ten years	—	—
Due after ten years	—	—
Total	$21,633	$21,712

The Company had no gross realized gains but had gross realized losses of $20 thousand during the year ended December 31, 2024. The Company had no gross realized gains or losses during the years ended December 31, 2023 and 2022, respectively. For additional information on the Company's restricted AFS investments, see Note 13, "Disclosure About Fair Value of Financial Instruments."

Note 6. Property and Equipment

For the periods indicated, property and equipment consisted of the following:

	December 31,
Dollars in thousands	2024	2023
Furniture, fixtures, and equipment	$28,285	$27,228
Leasehold improvements	18,033	16,880
Property and equipment cost	46,318	44,108
Less accumulated depreciation	32,641	30,321
Property and equipment, net	$13,677	$13,787

Depreciation expense for the years ended December 31, 2024, 2023, and 2022 totaled $4.8 million, $4.6 million, and $4.1 million, respectively.

Note 7. Leases

The Company maintains lease agreements related to its branch network and for its corporate headquarters. The branch lease agreements range from three to seven years and generally contain options to extend from three to five years. The corporate headquarters lease agreement is for eleven years and contains options to extend for ten years. All of the Company’s lease agreements are considered operating leases. None of the Company’s lease payments are dependent on an index that may change after the commencement date.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 83

Future minimum lease payments on the Company’s lease liabilities are as follows:

Dollars in thousands	December 31, 2024
2025	$11,001
2026	10,516
2027	8,369
2028	5,691
2029	4,214
Thereafter	7,938
Total	47,729
Present value adjustment	(7,150)
Lease liability	$40,579

The Company’s operating and short-term lease expenses are presented below:

	Year Ended December 31,
Dollars in thousands	2024	2023	2022
Operating leases	$11,526	$10,587	$9,457
Short-term leases	221	447	745
Total	$11,747	$11,034	$10,202

The Company’s weighted-average remaining lease term and discount rate for the periods indicated are as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	5.1	5.5
Weighted-average discount rate	6.2%	5.7%

Rent expense for the years ended December 31, 2024, 2023, and 2022 equaled $11.7 million, $11.0 million, and $10.2 million, respectively. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance on properties that it leases.

Note 8. Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets for the periods indicated:

	December 31, 2024			December 31, 2023
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	$43,869	$(20,061)	$23,808	$30,825	$(15,695)	$15,130
Other	950	(234)	716	950	(234)	716
Total	$44,819	$(20,295)	$24,524	$31,775	$(15,929)	$15,846

Intangible amortization expense for the years ended December 31, 2024, 2023, and 2022 totaled $4.4 million, $3.7 million, and $2.9 million, respectively. As of December 31, 2024, the Company’s weighted-average amortization period for software was 6.0 years. The following table sets forth the future amortization of software:

Dollars in thousands	Amount
2025	$5,186
2026	5,189
2027	4,033
2028	3,289
2029	2,599
Thereafter	3,512
Total	$23,808

Regional Management Corp. | 2024 Annual Report on Form 10-K | 84

Note 9. Other Assets

Other assets include the following as of the periods indicated:

	December 31,
Dollars in thousands	2024	2023
Prepaid expenses	$8,690	$9,661
Credit insurance receivable	2,840	2,759
Card payments receivable	2,587	5,666
Warehouse credit facilities debt issue costs	2,236	2,362
Income tax receivable	1,708	7,260
Other	2,805	1,711
Total	$20,866	$29,419

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

As of September 30, 2022, the Company no longer maintained interest rate cap protections.

The following is a summary of changes in fair value of the interest rate caps for the periods indicated:

	As of and for the Years Ended December 31
Dollars in thousands	2024	2023	2022
Beginning balance	$—	$—	$6,586
Purchases	—	—	—
Sales	—	—	(19,720)
Fair value adjustment included as a decrease in interest expense	—	—	13,134
Ending balance	$—	$—	$—

Note 11. Variable Interest Entities

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $117.1 million and $109.9 million as of December 31, 2024 and December 31, 2023, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 85

The following table presents the assets and liabilities of our consolidated VIEs:

	2024	2023
Assets
Cash	$378	$378
Net finance receivables	1,317,604	1,278,568
Allowance for credit losses	(136,850)	(133,207)
Restricted cash	130,970	123,899
Other assets	3,078	2,880
Total assets	$1,315,180	$1,272,518
Liabilities
Net debt	1,253,096	1,200,380
Accounts payable and accrued expenses	19	218
Total liabilities	$1,253,115	$1,200,598

Note 12. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	December 31, 2024			December 31, 2023
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Revolving credit facilities	$315,904	$(437)	$315,467	$245,546	$(606)	$244,940
Securitizations	1,162,432	(5,901)	1,156,531	1,154,268	(3,972)	1,150,296
Total	$1,478,336	$(6,338)	$1,471,998	$1,399,814	$(4,578)	$1,395,236
Unused amount of revolving credit facilities (subject to borrowing base)	$466,164			$551,508

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. These credit facilities had $2.2 million and $2.4 million in such costs as of December 31, 2024 and December 31, 2023, respectively.

Revolving Credit Facilities: The Company’s revolving credit facilities are secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. The Company pays unused commitment fees on its revolving credit facilities, generally based upon the average outstanding balance. As of December 31, 2024, the Company held $4.0 million in unrestricted cash. The Company had $132.9 million of immediate available liquidity to draw down cash under the senior revolving credit facility and had no immediate availability to draw down cash under any of its revolving warehouse credit facilities as of December 31, 2024; however, each of the Company’s revolving warehouse credit facilities holds restricted cash reserves to satisfy provisions of its respective credit agreement.

The following table includes the key terms under each of the Company’s revolving credit facilities as of December 31, 2024:

Dollars in thousands	Total Credit Facility	Debt Balance	Restricted Cash Reserves	Advance Rate Cap	Current Advance Rate	Unused Commitment Fee	Revolving Period End Date	Maturity Date
Senior (1)	$355,000	$219,339	$—	83%	75%	0.5% - 1.0%	N/A	Sep 2025
RMR IV warehouse	125,000	4,792	61	79%	79%	0.4% - 0.7%	May 2025	May 2026
RMR V warehouse (2)	100,000	52,307	325	80%	80%	0.4% - 0.7%	Nov 2026	Nov 2027
RMR VI warehouse (3) (4)	75,000	2,443	32	75%	75%	0.5%	Feb 2025	Feb 2026
RMR VII warehouse (5)	125,000	37,023	242	76%	76%	0.4% - 0.7%	N/A	Oct 2026
Total	$780,000	$315,904	$660

(1) In February 2024, the Company amended its senior revolving credit facility to, among other things, reduce the availability under the facility from $420 million to $355 million and extend the maturity date to September 2025.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 86

(2) Following a November 2024 amendment, the revolving period end date is now November 2026 (previously November 2024).

(3) Following a March 2024 amendment, advances on the facility are capped at 75% of eligible finance receivables (previously 80%).

(4) See Note 21, “Subsequent Events,” for information regarding the amendment of this facility following the end of the fiscal year.

(5) In October 2024, the Company amended its RMR VII warehouse credit facility to, among other things, (i) increase the credit facility to $125 million (previously $75 million); (ii) decrease the advance rate cap to 76% (previously 80%); (iii) extend the scheduled commitment termination date to October 2026 (previously October 2024); and (iv) align the legal final maturity date and scheduled commitment termination date (previously the revolving period end date).

Borrowings under the revolving credit facilities bear interest, payable monthly, at a rate equal to the sum of any applicable floor, benchmark adjustment, margin, and the market rate of each respective rate type that was effective as of December 31, 2024 (as follows):

	Floor	Benchmark Adjustment	Margin	Rate Type	Effective Interest Rate
Senior	0.5%	0.1%	3.0%	1-month SOFR	7.7%
RMR IV warehouse	—	0.1%	2.8%	1-month SOFR	7.5%
RMR V warehouse	—	—	2.1%	Conduit	6.9%
RMR VI warehouse	—	0.1%	2.5%	1-month SOFR	7.2%
RMR VII warehouse (1)	—	—	2.4%	1-month SOFR	7.0%

(1) Following an October 2024 amendment, the margin was reduced to 2.40% (previously 3.00%).

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

The following table includes the key terms under each of the Company’s securitizations as of December 31, 2024:

Dollars in thousands	Issue Date	Issue Amount	Debt Balance	Restricted Cash Reserves	Effective Interest Rate	Revolving Period End Date	Maturity Date
RMIT 2020-1	Sep 2020	$180,000	$46,769	$1,875	4.3%	Sep 2023	Oct 2030
RMIT 2021-1	Feb 2021	248,700	101,550	2,604	2.7%	Feb 2024	Mar 2031
RMIT 2021-2	Jul 2021	200,000	200,191	2,083	2.3%	Jul 2026	Aug 2033
RMIT 2021-3	Oct 2021	125,000	125,202	1,471	3.9%	Sep 2026	Oct 2033
RMIT 2022-1	Feb 2022	250,000	250,374	2,646	3.6%	Feb 2025	Mar 2032
RMIT 2024-1 (1)	Jun 2024	187,305	187,788	1,078	6.2%	May 2027	Jul 2036
RMIT 2024-2 (2)	Nov 2024	250,000	250,558	1,418	5.3%	Nov 2026	Dec 2033
Total		$1,441,005	$1,162,432	$13,175

(1) In June 2024, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2024-1, completed a private offering and sale of $187 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2024-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2024-1. Prior to maturity in July 2036, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in June 2027. No payments of principal of the notes will be made during the revolving period.

(2) In November 2024, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2024-2, completed a private offering and sale of $250 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2024-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2024-1. Prior to maturity in December 2033, the Company may

Regional Management Corp. | 2024 Annual Report on Form 10-K | 87

redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in December 2026. No payments of principal of the notes will be made during the revolving period.

RMIT 2022-2B Securitization: In October 2022, the Company, its wholly owned SPE, RMR III, and its indirect wholly owned SPE, RMIT 2022-2B, completed a private offering and sale of $200 million of asset-backed notes. In November 2024, the Company and RMR III exercised the right to make an optional principal repayment in full, and in connection with such prepayment, the securitization terminated.

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of December 31, 2024, the Company was in compliance with all debt covenants.

The following is a summary of estimated future principal payments required on outstanding debt:

Dollars in thousands	Amount
2025	$466,626
2026	285,124
2027	499,389
2028	196,828
2029	26,296
Thereafter	—
Total	$1,474,263

Note 13. Stockholders’ Equity

Stock repurchase program: In December 2024, the Company announced that the Board had authorized a $30 million stock repurchase program. The authorization was effective immediately and extends through December 31, 2026. As of December 31, 2024, the Company had repurchased 105 thousand shares of common stock at a total cost of $3.5 million.

The following is a summary of the Company’s repurchased shares of common stock for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2024	2023	2022
Common stock repurchased	105	—	437
Weighted-average cost per share	$33.86	$—	$47.14
Total cost of common stock repurchased	$3,540	$—	$20,613

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Dividends declared per common share	$1.20	$1.20	$1.20

See Note 21, “Subsequent Events,” for information regarding the Company’s cash dividend following the end of the fiscal year.

Note 14. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and restricted cash: Cash and restricted cash is recorded at cost, which approximates fair value due to its highly liquid nature.

Restricted AFS investments: The fair value of U.S. Treasury securities is priced using an external pricing service which the Company corroborates using a secondary external vendor. For additional information on the Company's restricted AFS investments, see Note 5, "Restricted Available-for-Sale Investments."

Regional Management Corp. | 2024 Annual Report on Form 10-K | 88

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	December 31, 2024		December 31, 2023
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$3,951	$3,951	$4,509	$4,509
Restricted cash	131,684	131,684	124,164	124,164
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,644,967	1,695,325	1,536,118	1,603,737
Liabilities
Level 3
Debt	1,478,336	1,428,607	1,399,814	1,308,349

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	December 31, 2024		December 31, 2023
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2
Restricted AFS investments	21,712	21,712	22,740	22,740

As of the periods indicated above, there were no financial assets or liabilities measured at fair value on a non-recurring basis.
Note 15. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as required by individual states in which it operates. The Company is generally no longer subject to federal, state, or local income tax examinations by taxing authorities before 2021. However, the Company remains subject to examination in Wisconsin for its 2020 tax return and in Texas for its 2018, 2019, and 2020 tax returns.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 89

Income tax expense attributable to total income before income taxes consists of the following for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2024	2023	2022
Current:
Federal	$7,886	$3,567	$7,383
State and local	724	1,146	1,948
	8,610	4,713	9,331
Deferred:
Federal	3,821	289	5,247
State and local	417	(177)	(481)
	4,238	112	4,766
Total	$12,848	$4,825	$14,097

Income tax expense differed from the amount computed by applying the federal income tax rate to total income before income taxes as a result of the following:

	Year Ended December 31,
	2024		2023		2022
Dollars in thousands	$	%	$	%	$	%
Federal tax expense at statutory rate	$11,356	21.0%	$4,364	21.0%	$13,717	21.0%
Increase (reduction) in income taxes resulting from:
State tax, net of federal benefit	1,124	2.1%	882	4.2%	1,134	1.7%
Non-deductible compensation	1,334	2.5%	1,021	4.9%	627	1.0%
Excess tax (benefits) deficiencies from share-based awards	(67)	(0.1)%	301	1.4%	(344)	(0.5)%
Research and development	(859)	(1.6)%	(1,459)	(7.0)%	(1,222)	(1.9)%
Other	(40)	(0.1)%	(284)	(1.3)%	185	0.3%
Total	$12,848	23.8%	$4,825	23.2%	$14,097	21.6%

Regional Management Corp. | 2024 Annual Report on Form 10-K | 90

Net deferred tax assets and liabilities consist of the following as of the periods indicated:

	December 31,
Dollars in thousands	2024	2023
Deferred tax assets:
Allowance for credit losses	$47,296	$44,200
Lease liability	9,716	8,711
Unearned insurance commissions	7,760	7,729
Research and experimental expenditures	4,408	4,100
Share-based compensation	3,011	2,870
Accrued expenses	2,444	2,542
State net operating loss carryforward	1,638	1,548
Unearned premium reserves	234	225
Other	59	134
Deferred tax assets	76,566	72,059

Deferred tax liabilities:
Fair market value adjustment of net finance receivables	49,942	42,713
Lease assets	9,207	8,173
Deferred loan costs	4,162	3,658
Depreciation and software amortization	2,580	2,353
Prepaid expenses	1,305	1,521
Other	84	—
Deferred tax liabilities	67,280	58,418
Deferred tax assets, net	$9,286	$13,641

The Company had a state net operating loss carryforward of approximately $52.0 million as of December 31, 2024. These carryforwards are available to offset future taxable income. If not used, the carryforward will expire beginning in 2032.

Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, based solely on the technical merits of the position. At December 31, 2024, the Company had $1.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax line of the consolidated statements of comprehensive income. The Company recognized approximately $0.1 million, $0.1 million, and $19 thousand of interest and penalties during the years ended December 31, 2024, 2023, and 2022, respectively.

The following schedule reconciles unrecognized tax positions for the periods indicated:

	As of and for the Years Ended December 31,
Dollars in thousands	2024	2023	2022
Beginning balance	$733	$414	$—
Additions based on tax positions related to the current year	247	268	233
Additions for tax positions of prior years	4	51	181
Ending balance	$984	$733	$414

Regional Management Corp. | 2024 Annual Report on Form 10-K | 91

Note 16. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2024	2023	2022
Numerator:
Net income	$41,227	$15,958	$51,224
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,640	9,398	9,296
Effect of dilutive securities	317	195	360
Weighted-average shares adjusted for dilutive securities	9,957	9,593	9,656
Earnings per share:
Basic	$4.28	$1.70	$5.51
Diluted	$4.14	$1.66	$5.30

The Company excluded outstanding shares of common stock totaling 0.2 million, 0.4 million, and 0.3 million for the years ended December 31, 2024, 2023, and 2022, respectively, from the computation of diluted earnings per share because they were anti-dilutive.

Note 17. Share-Based Compensation

The Company previously adopted the 2015 Plan (including re-approval as amended and restated in April 2017 and May 2021). On May 16, 2024, the stockholders of the Company approved the 2024 Plan. As of December 31, 2024, subject to adjustments as provided in the 2024 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2024 Plan could not exceed the sum of (i) 381,000 shares plus (ii) any shares remaining available for the grant of awards as of May 16, 2024 under the 2015 Plan, plus (iii) any shares subject to an award granted under the 2015 Plan which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason after May 16, 2024 without the issuance of shares or pursuant to which such shares are forfeited (subject to adjustment for anti-dilution purposes as provided in the 2024 Plan). Of the amount described in the preceding sentence, no more than 381,000 shares may be issued under the 2024 Plan pursuant to the grant of incentive stock options (subject to adjustment for anti-dilution purposes). As of May 16, 2024, there were 1.0 million shares available for grant under the 2024 Plan, inclusive of shares previously available for grant under the 2015 Plan that were rolled over to the 2024 Plan. No further grants will be made under the 2015 Plan. However, awards that are outstanding under the 2015 Plan will continue in accordance with their respective terms. As of December 31, 2024, there were 0.5 million shares available for grant under the 2024 Plan.

For the years ended December 31, 2024, 2023, and 2022, the Company recorded share-based compensation expense of $11.2 million, $11.8 million, and $10.8 million, respectively. As of December 31, 2024, unrecognized share-based compensation expense to be recognized over future periods approximated $11.2 million. This amount will be recognized as expense over a weighted-average period of 1.6 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards. During the year ended December 31, 2024, share-based compensation of $0.8 million was capitalized as software. There was no capitalization of share-based compensation for the years ended December 31, 2023 and 2022.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 92

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

Prior to 2024, the annual grant was subject to performance over a one-year period. Payout under the program ranged from 0% to 150% of target based on the achievement of five Company performance metrics and individual performance goals (subject to continued employment and certain other terms and conditions of the program). If earned, an RSA was issued following the one-year performance period that vested ratably over a subsequent two-year period (subject to continued employment or as otherwise provided in the underlying award agreement).

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

The fair value of option grants was estimated on the grant date using the Black-Scholes option-pricing model. Beginning in 2022, the Company no longer issues NQSOs as part of its annual long-term incentive program.

The following table summarizes the stock option activity for the year ended December 31, 2024:

Dollars in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	509	$23.32
Granted	—	—
Exercised	(65)	21.06
Forfeited	—	—
Expired	—	—
Options outstanding at December 31, 2024	444	$23.65	4.4	$4,584
Options exercisable at December 31, 2024	444	$23.65	4.4	$4,584

Regional Management Corp. | 2024 Annual Report on Form 10-K | 93

The following table provides additional stock option information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2024	2023	2022
Weighted-average grant date fair value per share	$—	$—	$—
Intrinsic value of options exercised	$718	$277	$2,142
Fair value of stock options that vested	$—	$544	$849

Performance restricted stock units: Compensation expense for PRSUs is based on the fair value of the award estimated on the grant date using the Monte Carlo valuation model. The following are the weighted-average assumptions for the PRSU grants for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	42.48%	40.18%	39.24%
Expected dividends	2.30%	2.24%	—
Risk-free rate	5.21%	5.21%	1.05%
Discount for post-vesting restrictions	9.19%	8.48%	11.93%

The following table summarizes PRSU activity for the year ended December 31, 2024:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2024	175	$39.94
Granted	136	26.21
Achieved performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at December 31, 2024	311	$33.93

The following table provides additional PRSU information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per unit amounts	2024	2023	2022
Weighted-average grant date fair value per unit	$26.21	$32.40	$52.07
Fair value of PRSUs that vested	$—	$—	$—

Performance-contingent restricted stock units: Compensation expense for performance-contingent RSUs is based on the Company’s closing stock price on the date of grant and the probability that certain financial goals will be achieved over the performance period. Compensation expense is estimated based on expected performance and is adjusted at each reporting period.

The following table summarizes performance-contingent RSU activity for the year ended December 31, 2024:

Dollars in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2024	45	$30.22
Granted (target)	—	—
Achieved performance adjustment	—	—
Vested	(45)	30.22
Forfeited	—	—
Non-vested units at December 31, 2024	—	$—

Regional Management Corp. | 2024 Annual Report on Form 10-K | 94

The following table provides additional performance-contingent RSU information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per unit amounts	2024	2023	2022
Weighted-average grant date fair value per unit	$—	$—	$—
Fair value of RSUs that vested	$1,371	$1,445	$513

Restricted stock units: The fair value and compensation expense of the primary portion of the Company’s service-based RSUs are calculated using the Company’s closing stock price on the date of grant. These RSUs include RSUs granted pursuant to the Company’s LTIP.

The following table summarizes service-based RSU activity for the year ended December 31, 2024:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at January 1, 2024	—	$—
Granted (target)	53	28.20
Vested	(18)	28.20
Forfeited	—	—
Non-vested units at December 31, 2024	35	$28.20

The following table provides additional service-based RSU information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per unit amounts	2024	2023	2022
Weighted-average grant date fair value per unit	$28.20	$—	$—
Fair value of RSUs that vested	$500	$—	$—

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

The following table summarizes RSA activity for the year ended December 31, 2024:

Dollars in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2024	190	$35.89
Granted	372	28.52
Vested	(217)	34.36
Forfeited	(11)	31.83
Non-vested shares at December 31, 2024	334	$28.80

The following table provides additional RSA information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2024	2023	2022
Weighted-average grant date fair value per share	$28.52	$34.25	$40.76
Fair value of RSAs that vested	$7,467	$8,787	$7,274

Regional Management Corp. | 2024 Annual Report on Form 10-K | 95

Note 18. Commitments and Contingencies

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

Note 19. Insurance Products and Reinsurance of Certain Risks

RMC Reinsurance, Ltd. is a wholly owned insurance subsidiary of the Company. The Company sells optional insurance products to its customers in connection with its lending operations. These optional products include credit life, credit accident and health, credit property, vehicle single interest, and credit involuntary unemployment insurance. The type and terms of our optional insurance products vary from state to state based on applicable laws and regulations. Insurance premiums are remitted to an unaffiliated company that issues the policy to the customer. This unaffiliated company cedes the premiums to RMC Reinsurance, Ltd. Life insurance premiums are ceded to the Company as written and non-life products are ceded as earned. Unearned insurance premiums represent insurance premiums, net of premiums held by the unaffiliated insurance underwriter, that will be earned over the terms of the policies.

The Company maintains a restricted reserve comprised of restricted cash and restricted AFS investments for life insurance claims in an amount determined by the ceding company. At December 31, 2024 and 2023, the restricted reserves consisted of $21.2 million and $21.9 million of unearned premium reserves, respectively, and $1.2 million of unpaid claim reserves for both periods. For non-life products, the Company had no unpaid claim reserves at both December 31, 2024 and 2023, as changes in claim reserves are settled between the Company and the unaffiliated insurance underwriter as they are incurred. For the year ended December 31, 2024, non-life unpaid claim reserves, included in insurance income, net as presented in the table below, increased $0.8 million. For the year ended December 31, 2023, non-life unpaid claim reserves decreased $0.2 million, and increased $0.5 million for the year ended December 31, 2022.

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

Regional Management Corp. | 2024 Annual Report on Form 10-K | 96

The following table summarizes the components of insurance income, net for the periods indicated:

	Insurance Premiums and Direct Expenses
Dollars in thousands	2024	2023	2022
Earned premiums	$57,312	$59,830	$60,190
Claims, reserves, and certain direct expenses	(16,617)	(15,301)	(16,688)
Insurance income, net	$40,695	$44,529	$43,502

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

Note 20. Segment Reporting

The Company has one reportable segment: consumer finance. The Company allocates resources and assesses financial performance on a consolidated basis because its product offerings require similar technology and marketing strategies, and do not significantly differ on the bases of geographic areas and/or related regulatory environments. The Company’s chief executive officer is the CODM, and is responsible for allocating resources and assessing financial performance.

The Company’s consolidated net income is the measure used by the CODM in evaluating the segment profit or loss of the Company. The CODM uses net income results and impacts to assess performance and drive decision-making when allocating resources. The Company’s financial results include the following measures’ amounts for the periods indicated that are either reviewed by the CODM or are otherwise regularly provided to the CODM:

	Year Ended December 31,
Dollars in thousands	2024	2023	2022
Interest income	$491,308	$454,856	$416,969
Fee income	37,586	34,842	33,885
Insurance income, net	40,695	44,529	43,502
Other income	18,914	17,172	12,831
Provision for credit losses	212,200	220,034	185,115
Share-based compensation expense	11,171	11,755	10,768
Depreciation and amortization expense	9,186	8,218	7,072
Interest expense	74,530	67,463	34,223
Income tax expense	12,848	4,825	14,097

As part of the CODM’s review and evaluation process for allocating resources, the CODM is provided with only the consolidated expenses as noted on the face of the Company’s consolidated statements of comprehensive income.

The following table presents the Company’s revenues from external customers for each significant product and service for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2024	2023	2022
Large loans	$337,708	$323,898	$288,516
Small loans	190,830	164,671	160,419
Retail loans	356	1,129	1,919
Interest and fee income	528,894	489,698	450,854
Insurance income, net	40,695	44,529	43,502
Other income	18,914	17,172	12,831
Total revenue	$588,503	$551,399	$507,187

Regional Management Corp. | 2024 Annual Report on Form 10-K | 97

The Company operates in the consumer finance industry within the United States and, therefore, does not have any customer concentration or international operations. See Note 3, “Concentrations of Credit Risk,” for additional information regarding the risks relating to geographic concentration.

During the process for allocating resources for the Company, the CODM also receives asset information, primarily relating to total assets. Total assets were $1.9 billion and $1.8 billion as of December 31, 2024 and 2023, respectively. The Company’s balance sheet expenditures for long-lived assets either reviewed by the CODM or are otherwise regularly provided to the CODM are included in the Company’s Consolidated Statements of Cash Flows. These expenditures are represented as “Purchases of intangible assets,” “Purchases of property and equipment,” and “Operating leases paid” within the referenced statements.

Note 21. Subsequent Events

RMR VI revolving warehouse credit facility amendment: In January 2025, the Company amended its RMR VI revolving warehouse credit facility to, among other things, (i) address changes to the definitions of “Concentration Limits” and “Level II Trigger Event,”
(ii) add certain additional direct and indirect subsidiaries of the Company to the definition of “Originator,” (iii) extend the “Scheduled Commitment Termination Date” to February 2027, (iv) make certain clarifications to the eligibility criteria for “Eligible Receivables,” (v) add definitions and amend related provisions to allow for interest on the loans to accrue based on the Daily Simple Secured Overnight Financing Rate (as defined therein), and (vi) address amendments to and the incorporation of certain definitions relating to the pledge of receivables representing an undivided fractional participation interests in such receivables originated by a bank partner upon the satisfaction of certain conditions.

Certain pricing terms were modified pursuant to an amended and restated fee letter agreement. The terms of the amended and restated fee letter agreement reduced the margin applied in calculating the rate of interest on the advances made pursuant to the RMR VI Credit Agreement to 2.05% per annum. The amended revolving warehouse credit facility is described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on February 5, 2025.

Quarterly cash dividend: In February 2025, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on March 13, 2025 to shareholders of record at the close of business on February 20, 2025. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 98

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for the preparation, integrity, accuracy, and fair presentation of the consolidated financial statements appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The financial statements were prepared in conformity with GAAP and include amounts based on judgments and estimates by management.

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

Management assessed the effectiveness of our internal control over financial reporting, with the participation of our chief executive officer and chief financial officer, as of December 31, 2024. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2024. Our independent registered public accounting firm for the fiscal year ended December 31, 2024, Deloitte & Touche, LLP, has issued an attestation report on our internal control over financial reporting, which appears in Part II, Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 99

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of the Company’s officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Adoption of Second Amended and Restated Bylaws

On February 19, 2025, our Board approved an amendment and restatement of our Bylaws, effective February 19, 2025, to (i) add procedural and informational requirements for stockholders that intend to use the Universal Proxy Rule under Exchange Act Rule 14a-19 and (ii) make other administrative changes primarily to reflect recent Delaware law developments, in each case as further described below.

Advance Notice Amendments: The advance notice amendments require stockholders to make certain representations to the Company, certify compliance with the Universal Proxy Rule, and submit nominee questionnaires to the Secretary of the Company.

Administrative Amendments: The Board also approved certain administrative amendments to the Bylaws to conform the provisions related to (i) notices of adjournments, including with respect to remote meetings of stockholders, and (ii) stockholder lists, in each case to updated Delaware law provisions. In addition, these administrative amendments provide that any stockholder soliciting proxies from other stockholders must use a proxy card color other than white, which color is reserved for the exclusive use by the Board.

The foregoing description is qualified in its entirety by reference to the Second Amended and Restated Bylaws, which are attached hereto as Exhibit 3.2 and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 100

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters—Committees of the Board,” “Board of Directors and Corporate Governance Matters—Insider Trading Policy,” “Executive Officers,” “Stockholder Proposals—Proposal No. 1: Election of Directors,” “Delinquent Section 16(a) Reports” (to the extent reported therein), and “Insider Trading Policy” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2024.

Our Board has adopted a Code of Ethics. The Code of Ethics applies to all of our directors, officers, and employees and is posted on the Company’s Investor Relations website under the “Governance” tab at www.regionalmanagement.com. A stockholder may request a copy of the Code of Ethics by contacting our Corporate Secretary at 979 Batesville Road, Suite B, Greer, SC 29651. To the extent permissible under applicable law, the rules of the SEC, and NYSE listing standards, we intend to disclose on our website any amendment to our Code of Ethics, or any grant of a waiver from a provision of our Code of Ethics, that requires disclosure under applicable law, the rules of the SEC, or NYSE listing standards.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation,” “Board of Directors and Corporate Governance Matters—Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Summary of Employment Arrangements with Executive Officers,” and “Summary of Company Incentive Plans” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to the information presented under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables—Equity Compensation Plan Information” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Other Information—Certain Relationships and Related Person Transactions,” “Board of Directors and Corporate Governance Matters—Board Independence,” and “Board of Directors and Corporate Governance Matters—Current Directors and Director Nominees” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the information presented under the heading “Stockholder Proposals—Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2024.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 101

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(i) Reports of Independent Registered Public Accounting Firms

(ii) Consolidated Balance Sheets at December 31, 2024 and December 31, 2023

(iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022

(iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022

(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, December 31, 2023, and December 31, 2022

(vi) Notes to Consolidated Financial Statements

(2) Financial Statement Schedules: None. Financial statement schedules have been omitted because the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3) Exhibits: The exhibits listed in the following index are filed as a part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Regional Management Corp.		8-K	001-35477	3.1	04/02/2012
3.2	Second Amended and Restated Bylaws of Regional Management Corp.	X		001-35477
4.1	Indenture, dated September 23, 2020, by and among Regional Management Issuance Trust 2020-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	09/29/2020
4.2	Indenture, dated February 18, 2021, by and among Regional Management Issuance Trust 2021-1, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	02/23/2021
4.3	Indenture, dated July 22, 2021, by and among Regional Management Issuance Trust 2021-2, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	07/22/2021
4.4	Indenture, dated October 8, 2021, by and among Regional Management Issuance Trust 2021-3, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	10/12/2021
4.5	Indenture, dated February 22, 2022, by and among Regional Management Issuance Trust 2022-1, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company National Association, as indenture trustee		8-K	001-35477	4.1	02/22/2022

Regional Management Corp. | 2024 Annual Report on Form 10-K | 102

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
4.6	Indenture, dated October 20, 2022, by and among Regional Management Issuance Trust 2022-2B, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company, N.A., as indenture trustee and securities intermediary		8-K	001-35477	4.1	10/20/2022
4.7	Indenture, dated June 13, 2024, by and among Regional Management Issuance Trust 2024-1, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company, N.A., as indenture trustee		8-K/A	001-35477	4.1	06/20/2024
4.8	Indenture, dated November 26, 2024, by and among Regional Management Issuance Trust 2024-2, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company, N.A., as indenture trustee		8-K	001-35477	4.1	11/27/2024
4.9	Description of Securities		10-K	001-35477	4.4	03/16/2020
10.1.1	Cooperation Agreement, dated as of January 26, 2018, by and between Basswood Capital Management, L.L.C. and the Company		8-K	001-35477	10.1	01/29/2018
10.1.2	Letter Agreement, dated November 28, 2022, by and between Regional Management Corp. and Basswood Capital Management, L.L.C.		8-K	001-35477	10.3	11/29/2022
10.2.1	Seventh Amended and Restated Loan and Security Agreement, dated September 20, 2019, by and among Regional Management Corp. and certain of its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as Agent		8-K	001-35477	10.1	09/20/2019
10.2.2	First Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of October 15, 2020, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	10/16/2020
10.2.3	Second Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of February 9, 2021, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	02/10/2021
10.2.4	Third Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of August 23, 2021, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	08/24/2021
10.2.5	Fourth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of December 17, 2021, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	12/21/2021

Regional Management Corp. | 2024 Annual Report on Form 10-K | 103

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.2.6	Fifth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of September 7, 2022, among Regional Management Corp. as a borrower and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	09/12/2022
10.2.7	Sixth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of November 22, 2022, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	11/29/2022
10.2.8	Seventh Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of March 21, 2023, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		10-Q	001-35477	10.2	05/05/2023
10.2.9	Eighth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of February 5, 2024, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K	001-35477	10.1	02/07/2024
10.2.10	Ninth Amendment to Seventh Amended and Restated Loan and Security Agreement, dated as of June 18, 2024, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Wells Fargo Bank, National Association, as agent		8-K/A	001-35477	10.1	06/20/2024
10.3.1	Credit Agreement, dated April 19, 2021 by and among Regional Management Receivables IV, LLC, as borrower, Regional Management Corp., as servicer, the lenders and agents from time to time parties thereto, Wells Fargo Bank, National Association as account bank and backup servicer and Wells Fargo Bank, National Association as administration agent		8-K	001-35477	10.2	04/20/2021
10.3.2	Amendment No. 1 to the Credit Agreement, dated as of December 17, 2021, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, Wells Fargo Bank, National Association, as agent and committed lender and Wells Fargo Bank, National Association, as administrative agent		8-K	001-35477	10.3	12/21/2021
10.3.3	Amendment No. 2 to the Credit Agreement, dated as of August 11, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, Wells Fargo Bank, National Association, as agent and committed lender, and Wells Fargo Bank, National Association, as administrative agent		10-K	001-35477	10.4.3	02/24/2023

Regional Management Corp. | 2024 Annual Report on Form 10-K | 104

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.3.4	Amendment No. 3 to the Credit Agreement, dated as of September 7, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, Wells Fargo Bank, National Association, as agent and committed lender, and Wells Fargo Bank, National Association, as administrative agent		8-K	001-35477	10.3	09/12/2022
10.3.5	Amendment No. 4 to the Credit Agreement dated as of April 13, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders and agents party thereto, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, as account bank and backup servicer		10-Q	001-35477	10.3	08/04/2023
10.3.6	Amendment No. 5 to the Credit Agreement dated as of May 15, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders and agents party thereto, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, as account bank and backup servicer		8-K	001-35477	10.1	05/19/2023
10.3.7	Omnibus Amendment to Credit Agreement and Account Control Agreement and Consent, dated as of March 29, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank National Association), acting through its Corporate Trust Services division, as account bank and backup servicer		8-K	001-35477	10.1	04/03/2024
10.4.1	Credit Agreement, dated April 28, 2021 by and among Regional Management Receivables V, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, Wells Fargo Bank, National Association as account bank and backup servicer and JPMorgan Chase Bank, N.A. as administration agent		8-K	001-35477	10.1	04/29/2021
10.4.2	Amendment No.1 to the Credit Agreement, dated as of December 17, 2021, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, acting as its corporate trust services division, including its successors and permitted assigns, as account bank and backup servicer, and JPMorgan Chase Bank, N.A., as administrative agent		8-K	001-35477	10.4	12/21/2021

Regional Management Corp. | 2024 Annual Report on Form 10-K | 105

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.4.3	Amendment No. 2 to the Credit Agreement, dated as of August 11, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo, National Association, acting as its corporate trust services division, as account bank and backup servicer		10-K	001-35477	10.5.3	02/24/2023
10.4.4	Amendment No. 3 to the Credit Agreement, dated as of September 30, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo, National Association, acting as its corporate trust services division, as account bank and backup servicer		10-K	001-35477	10.5.4	02/24/2023
10.4.5	Amendment No. 4 to the Credit Agreement, dated as of November 22, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo, National Association, acting as its corporate trust services division, as account bank and backup servicer		8-K	001-35477	10.2	11/29/2022
10.4.6	Amendment No. 5 to the Credit Agreement, dated as of March 29, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, including its successors and permitted assigns, as account bank and backup servicer, and JPMorgan Chase Bank, N.A., as administrative agent		8-K	001-35477	10.2	04/03/2024
10.4.7	Amendment No. 6 to the Credit Agreement, dated as of November 25, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Computershare Trust Company, National Association, as successor by merger to Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, including its successors and permitted assigns, as account bank and backup servicer		8-K	001-35477	10.1	11/27/2024
10.5.1	Credit Agreement, dated as of February 2, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables VI, LLC, as borrower, the lenders and agents parties thereto, Regions Bank, as administrative agent, and Computershare Trust Company, N.A., as securities intermediary and backup servicer		8-K	001-35477	10.1	02/08/2023

Regional Management Corp. | 2024 Annual Report on Form 10-K | 106

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.5.2	First Amendment to Credit Agreement and Consent, dated as of March 29, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables VI, LLC, as borrower, the lenders parties thereto, and Regions Bank, as administrative agent		8-K	001-35477	10.3	04/03/2024
10.6.1	Credit Agreement, dated as of April 3, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables VII, LLC, as borrower, the lenders and agents parties thereto, BMO Capital Markets Corp., as administrative agent, and Computershare Trust Company, N.A., as securities intermediary and backup servicer		8-K	001-35477	10.1	04/06/2023
10.6.2	First Amendment to Credit Agreement and Consent, dated as of March 29, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables VII, LLC, as borrower, the lenders parties thereto, and BMO Capital Markets Corp., as administrative agent		8-K	001-37547	10.4	04/03/2024
10.6.3	Second Amendment to Credit Agreement and Consent, dated as of October 3, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables VII, LLC, as borrower, the Bank of Montreal, as the committed lender, and BMO Capital Markets Corp., as administrative agent.		8-K	001-35477	10.1	10/08/2024
10.7	Sale and Servicing Agreement, dated September 23, 2020, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2020-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2020-1A SUBI		8-K	001-35477	10.1	09/29/2020
10.8	Sale and Servicing Agreement, dated February 18, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2021-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2021-1A SUBI		8-K	001-35477	10.1	02/23/2021
10.9	Sale and Servicing Agreement, dated July 22, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2021-2, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2021-2A SUBI		8-K	001-35477	10.1	07/22/2021
10.10	Sale and Servicing Agreement, dated October 8, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, and Regional Management Issuance Trust 2021-3, as issuer		8-K	001-35477	10.1	10/12/2021

Regional Management Corp. | 2024 Annual Report on Form 10-K | 107

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.11	Sale and Servicing Agreement, dated February 22, 2022, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2022-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2022-1A SUBI		8-K	001-35477	10.1	02/22/2022
10.12	Sale and Servicing Agreement, dated October 20, 2022, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2022-2B, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2022-2B SUBI		8-K	001-35477	10.1	10/20/2022
10.13	Sale and Servicing Agreement, dated June 13, 2024, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2024-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2024-1A SUBI		8-K/A	001-35477	10.2	06/20/2024
10.14	Sale and Servicing Agreement, dated November 26, 2024, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2024-2, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2024-2A SUBI		8-K	001-35477	10.2	11/27/2024
10.15.1†	Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective May 20, 2021)		8-K	001-35477	10.1	05/21/2021
10.15.2†	Declaration of Amendment to Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective May 20, 2021)		10-Q	001-35477	10.1	05/06/2022
10.15.3†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.3	04/28/2015
10.15.4†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.2	05/02/2017
10.15.5†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.3	05/02/2017
10.15.6†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.4	05/02/2017
10.15.7†	Form of Restricted Stock Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.5	05/02/2017
10.15.8†	Form of Stock Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.6	05/02/2017
10.15.9†	Form of Performance Restricted Stock Unit Award Agreement		8-K	001-35477	10.1	02/18/2022
10.16.1†	Regional Management Corp. 2024 Long-Term incentive Plan		8-K	001-35477	10.1	05/20/2024

Regional Management Corp. | 2024 Annual Report on Form 10-K | 108

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.16.2†	Form of Nonqualified Stock Option Agreement under the 2024 Long-Term Incentive Plan		10-Q	001-35477	10.2	08/02/2024
10.16.3†	Form of Restricted Stock Award Agreement under the 2024 Long-Term Incentive Plan		10-Q	001-35477	10.3	08/02/2024
10.16.4†	Form of Restricted Stock Unit Award Agreement under the 2024 Long-Term Incentive Plan		10-Q	001-35477	10.4	08/02/2024
10.16.5†	Form of Performance Restricted Stock Unit Award Agreement under the 2024 Long-Term Incentive Plan		10-Q	001-35477	10.5	08/02/2024
10.16.6†	Form of Stock Award Agreement under the 2024 Long-Term Incentive Plan		10-Q	001-35477	10.6	08/02/2024
10.17†	Regional Management Corp. Annual Incentive Plan		10-Q	001-35477	10.7	08/02/2024
10.18†	Summary of Non-Employee Director Compensation Program		10-K	001-35477	10.16	03/04/2022
10.19†	Regional Management Corp. Executive Severance and Change in Control Plan		8-K	001-35477	10.1	04/10/2023
10.20†	Form of Retention Award Agreement		8-K	001-35477	10.1	03/13/2015
19.1	Regional Management Corp. Insider Trading Policy	X
21.1	Subsidiaries of Regional Management Corp.	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X
32.1	Section 1350 Certifications	X
97.1	Regional Management Corp. Dodd-Frank Act Compensation Recoupment (Clawback) Policy		10-K	001-35477	97.1	2/22/2024
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101
† Indicates a management contract or a compensatory plan, contract, or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

Regional Management Corp. | 2024 Annual Report on Form 10-K | 109

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Management Corp.

Date: February 21, 2025	/s/ Robert W. Beck
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2025.

/s/ Robert W. Beck	Name:	Robert W. Beck
	Title:	President, Chief Executive Officer, and Director (principal executive officer)

/s/ Harpreet Rana	Name:	Harpreet Rana
	Title:	Executive Vice President and Chief Financial and Administrative Officer (principal financial officer)

/s/ Steven B. Barnette	Name:	Steven B. Barnette
	Title:	Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Carlos Palomares	Name:	Carlos Palomares
	Title:	Chair of the Board of Directors

/s/ Jonathan D. Brown	Name:	Jonathan D. Brown
	Title:	Director

/s/ Roel C. Campos	Name:	Roel C. Campos
	Title:	Director

/s/ Maria Contreras-Sweet	Name:	Maria Contreras-Sweet
	Title:	Director

/s/ Michael R. Dunn	Name:	Michael R. Dunn
	Title:	Director

/s/ Steven J. Freiberg	Name:	Steven J. Freiberg
	Title:	Director

/s/ Sandra K. Johnson, Ph.D.	Name:	Sandra K. Johnson, Ph.D.
	Title:	Director

Regional Management Corp. | 2024 Annual Report on Form 10-K | 110