Form 10-Q
period 2025-03-31
Regional Management Corp.
filed 2025-05-02
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had outstanding 9,920,620 shares of Common Stock, $0.10 par value.

Regional Management Corp.

QUARTERLY Report on Form 10-Q

Fiscal Quarter Ended March 31, 2025

GLOSSARY

Terms and abbreviations used in this report are defined below:

Term or Abbreviation	Definition
2015 Plan	2015 Long-Term Incentive Plan
2024 Plan	2024 Long-Term Incentive Plan
AFS	available-for-sale
ASU	Accounting Standards Update
Board	the Company's Board of Directors
B(W)	comparatively better shown as positives, comparatively worse shown as negatives
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Company	Regional Management Corp.
Consent Agreement	Consent Agreement between the CFPB and the Company dated January 4, 2024
Cost of funds	annualized (as applicable) interest expense as a percentage of average net finance receivables
Debt balance	the balance for each respective debt agreement, composed of principal balance and accrued interest
Delinquency rate	delinquent loans outstanding as a percentage of ending net finance receivables
Efficiency ratio	annualized (as applicable) general and administrative expenses as a percentage of total revenue
Exchange Act	the Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standard Board
FICO	Fair Isaac Corporation
Funded debt-to-equity ratio	debt divided by total stockholders' equity
GAAP	U.S. Generally Accepted Accounting Principles
Inc (Dec)	comparative increases shown as positives, comparative decreases shown as negatives
Issuance Trust	the Company's indirect SPE through which private offerings and sales consisting of the issuance of classes of fixed-rate, asset-backed notes are completed
KTIP	key team member incentive program
LGD	loss given default
LTIP	long-term incentive program
Net credit loss rate	annualized (as applicable) net credit losses as a percentage of average net finance receivables
Notice	notice provided by the CFPB to the Company dated March 7, 2023
NQSO	nonqualified stock option
Operating expense ratio	annualized (as applicable) general and administrative expenses as a percentage of average net finance receivables
PD	probability of default
PRSU	performance restricted stock unit
QoQ	quarter-over-quarter
RMIT	Regional Management Issuance Trust
RMR	Regional Management Receivables
RMR III	Regional Management Receivables III, LLC
RMR IV	Regional Management Receivables IV, LLC
RMR V	Regional Management Receivables V, LLC
RMR VI	Regional Management Receivables VI, LLC
RMR VII	Regional Management Receivables VII, LLC
RSA	restricted stock award
RSU	restricted stock unit
SEC	Securities and Exchange Commission
SOFR	secured overnight financing rate
SPE	wholly owned, bankruptcy-remote, special purpose entity

Term or Abbreviation	Definition
Stockholders' equity ratio	total stockholders' equity as a percentage of total assets
VIE	variable interest entity
YoY	year-over-year

Part I – financial information

ITEM 1. FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Cash	$4,158	$3,951
Net finance receivables	1,890,351	1,892,535
Unearned insurance premiums	(47,107)	(48,068)
Allowance for credit losses	(199,100)	(199,500)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,644,144	1,644,967
Restricted cash	122,312	131,684
Lease assets	40,699	38,442
Intangible assets	26,750	24,524
Restricted AFS investments	21,687	21,712
Property and equipment	13,635	13,677
Deferred tax assets, net	9,421	9,286
Other assets	17,877	20,866
Total assets	$1,900,683	$1,909,109
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,477,860	$1,478,336
Unamortized debt issuance costs	(7,924)	(6,338)
Net debt	1,469,936	1,471,998
Lease liabilities	42,788	40,579
Other liabilities	30,083	39,454
Total liabilities	1,542,807	1,552,031
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 15,187 shares issued and 10,088 shares outstanding at March 31, 2025 and 14,921 shares issued and 10,010 shares outstanding at December 31, 2024)	1,519	1,492
Additional paid-in capital	134,206	130,725
Retained earnings	382,532	378,482
Accumulated other comprehensive income (loss)	(171)	62
Treasury stock (5,098 shares at March 31, 2025 and 4,911 shares at December 31, 2024)	(160,210)	(153,683)
Total stockholders’ equity	357,876	357,078
Total liabilities and stockholders’ equity	$1,900,683	$1,909,109

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue
Interest and fee income	$136,553	$128,818
Insurance income, net	11,297	10,974
Other income	5,117	4,516
Total revenue	152,967	144,308

Expenses
Provision for credit losses	57,992	46,423

Personnel	41,142	37,820
Occupancy	6,906	6,375
Marketing	5,406	4,315
Other	12,589	11,938
Total general and administrative expenses	66,043	60,448

Interest expense	19,771	17,504
Income before income taxes	9,161	19,933
Income taxes	2,154	4,728

Net income	$7,007	$15,205
Net income per common share:
Basic	$0.73	$1.59
Diluted	$0.70	$1.56
Weighted-average common shares outstanding:
Basic	9,610	9,569
Diluted	10,025	9,746

Other comprehensive income (loss), net of tax
Unrealized income (loss) on restricted AFS investments	(296)	195
Income taxes on unrealized items	63	(42)
Other comprehensive income (loss), net of tax	(233)	153
Total comprehensive income	$6,774	$15,358

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	As of and for the Three Months Ended March 31, 2025
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	14,921	$1,492	$130,725	$378,482	$62	$(153,683)	$357,078
Cash dividends	—	—	—	(2,957)	—	—	(2,957)
Issuance of restricted stock awards	257	26	(26)	—	—	—	—
Exercise of stock options	23	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(6,527)	(6,527)
Shares withheld related to net share settlement	(14)	(1)	(81)	—	—	—	(82)
Share-based compensation	—	—	3,588	—	—	—	3,588
Net income	—	—	—	7,007	—	—	7,007
Other comprehensive loss	—	—	—	—	(233)	—	(233)
Ending balance	15,187	$1,519	$134,206	$382,532	$(171)	$(160,210)	$357,876

	As of and for the Three Months Ended March 31, 2024
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	$14,566	$1,457	$121,752	$349,579	$(372)	$(150,143)	$322,273
Cash dividends	—	—	—	(2,993)	—	—	(2,993)
Issuance of restricted stock awards	110	11	(11)	—	—	—	—
Shares withheld related to net share settlement	(1)	—	(10)	—	—	—	(10)
Share-based compensation	—	—	1,832	—	—	—	1,832
Net income	—	—	—	15,205	—	—	15,205
Other comprehensive income	—	—	—	—	153	—	153
Ending balance	14,675	$1,468	$123,563	$361,791	$(219)	$(150,143)	$336,460

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$7,007	$15,205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	57,992	46,423
Depreciation and amortization	3,603	3,498
Amortization of deferred origination fees and costs	(4,045)	(3,874)
Loss on disposal of intangibles, property, and equipment	82	215
Share-based compensation	3,501	1,832
Deferred income taxes, net	(72)	108
Changes in operating assets and liabilities:
Decrease in unearned insurance premiums	(961)	(2,217)
(Increase) decrease in lease assets	(2,257)	903
Decrease in other assets	6,562	8,077
Decrease in other liabilities	(9,956)	(10,802)
Increase (decrease) in lease liabilities	2,209	(897)
Net cash provided by operating activities	63,665	58,471
Cash flows from investing activities:
Originations of finance receivables	(394,151)	(325,995)
Repayments of finance receivables	338,362	309,019
Purchases of intangible assets	(3,203)	(2,603)
Purchases of property and equipment	(1,275)	(1,026)
Purchases of restricted AFS investments	—	(3,832)
Proceeds from maturities of restricted AFS investments	—	4,108
Net cash used in investing activities	(60,267)	(20,329)
Cash flows from financing activities:
Advances on revolving credit facilities	415,024	359,518
Payments on revolving credit facilities	(589,527)	(351,421)
Advances on securitizations	265,000	—
Payments on securitizations	(90,269)	(48,996)
Payments for debt issuance costs	(2,762)	(400)
Taxes refunded (paid) related to net share settlement of equity awards	(408)	147
Cash dividends	(3,152)	(3,254)
Repurchases of common stock	(6,469)	—
Net cash used in financing activities	(12,563)	(44,406)
Net change in cash and restricted cash	(9,165)	(6,264)
Cash and restricted cash at beginning of period	135,635	128,673
Cash and restricted cash at end of period	$126,470	$122,409
Supplemental cash flow information:
Interest paid	$19,151	$16,308
Income taxes refunded	$(81)	$(967)
Operating leases paid	$3,117	$2,806
Non-cash lease assets and liabilities acquired	$4,710	$1,368

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	March 31, 2025	December 31, 2024	March 31, 2024
Cash	$4,158	$3,951	$4,215
Restricted cash	122,312	131,684	118,194
Total	$126,470	$135,635	$122,409

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering large loans, small loans, and related payment and collateral protection insurance products. The Company formerly offered retail loans but ceased accepting applications for retail loan products effective November 2022. The Company continues to own and service its existing portfolio of retail loans. As of March 31, 2025, the Company operated under the name “Regional Finance” online and in branch locations in 19 states across the United States.

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with SEC regulations and GAAP for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC.

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

Share-based compensation: The Company measures compensation cost for share-based awards at estimated fair value and recognizes compensation expense over the service period for awards expected to vest. The Company uses the closing stock price on the date of grant as the fair value of RSAs, performance-contingent RSUs, and service-based RSUs. The fair value of NQSOs is determined using the Black-Scholes valuation model, and the fair value of PRSUs is determined using the Monte Carlo valuation model. When applicable, the Black-Scholes and Monte Carlo models require the input of assumptions, including expected volatility, expected dividends, expected term, risk-free interest rate, and a discount associated with post-vest holding restrictions, changes to which can affect the fair value estimate. Expected volatility is based on the Company’s historical stock price volatility. Expected dividends are calculated using the expected dividend yield (annualized dividends divided by the grant date stock price). The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero-coupon U.S. Treasury bond rate over the expected term of the awards. The estimated discount associated with post-vest holding restrictions is calculated using a blend of the Finnerty and Chaffe models. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	March 31, 2025	December 31, 2024
Large loans	$1,345,825	$1,336,780
Small loans	543,824	554,686
Retail loans	702	1,069
Total	$1,890,351	$1,892,535

Net finance receivables included net deferred origination fees and costs of $15.2 million and $15.7 million as of March 31, 2025 and December 31, 2024, respectively.

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

Net finance receivables by product, FICO band at origination, and origination year as of March 31, 2025 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$25,856	$75,620	$30,409	$10,066	$3,132	$857	$145,940
2	15,505	47,242	15,395	4,857	1,164	183	84,346
3	24,538	77,302	28,538	12,905	2,931	224	146,438
4	34,221	107,349	42,219	20,242	4,199	369	208,599
5	39,030	117,552	46,873	22,576	5,972	476	232,479
6	94,653	258,177	114,025	49,007	11,275	886	528,023
Total	$233,803	$683,242	$277,459	$119,653	$28,673	$2,995	$1,345,825
Small Loans:
FICO Band
1	$24,504	$49,218	$7,705	$1,087	$164	$47	$82,725
2	10,509	24,028	3,687	394	32	3	38,653
3	17,104	38,827	5,732	459	22	3	62,147
4	20,235	49,233	7,683	487	22	8	77,668
5	21,476	56,877	10,322	638	11	4	89,328
6	47,382	124,056	20,758	1,089	12	6	193,303
Total	$141,210	$342,239	$55,887	$4,154	$263	$71	$543,824
Retail Loans:
FICO Band
1	$—	$—	$—	$—	$—	$2	$2
2	—	—	—	37	1	—	38
3	—	—	—	122	14	1	137
4	—	—	—	165	31	5	201
5	—	—	—	121	26	—	147
6	—	—	—	146	30	1	177
Total	$—	$—	$—	$591	$102	$9	$702
Total Loans:
FICO Band
1	$50,360	$124,838	$38,114	$11,153	$3,296	$906	$228,667
2	26,014	71,270	19,082	5,288	1,197	186	123,037
3	41,642	116,129	34,270	13,486	2,967	228	208,722
4	54,456	156,582	49,902	20,894	4,252	382	286,468
5	60,506	174,429	57,195	23,335	6,009	480	321,954
6	142,035	382,233	134,783	50,242	11,317	893	721,503
Total	$375,013	$1,025,481	$333,346	$124,398	$29,038	$3,075	$1,890,351

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2024 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$86,776	$37,750	$12,457	$3,950	$793	$373	$142,099
2	55,211	19,464	6,171	1,602	173	92	82,713
3	90,642	35,777	16,579	4,224	339	59	147,620
4	125,867	52,564	25,521	6,140	570	100	210,762
5	137,243	58,604	28,564	8,148	784	36	233,379
6	300,714	140,149	62,303	15,514	1,464	63	520,207
Total	$796,453	$344,308	$151,595	$39,578	$4,123	$723	$1,336,780
Small Loans:
FICO Band
1	$67,809	$11,905	$1,737	$257	$40	$26	$81,774
2	32,851	5,799	689	59	4	2	39,404
3	52,846	9,456	873	49	4	1	63,229
4	67,200	12,903	924	39	5	5	81,076
5	75,458	16,882	1,313	22	3	3	93,681
6	160,551	32,671	2,263	29	5	3	195,522
Total	$456,715	$89,616	$7,799	$455	$61	$40	$554,686
Retail Loans:
FICO Band
1	$—	$—	$—	$—	$—	$2	$2
2	—	—	66	2	—	—	68
3	—	—	188	27	—	1	216
4	—	—	237	55	4	2	298
5	—	—	187	47	—	—	234
6	—	—	199	51	—	1	251
Total	$—	$—	$877	$182	$4	$6	$1,069
Total Loans:
FICO Band
1	$154,585	$49,655	$14,194	$4,207	$833	$401	$223,875
2	88,062	25,263	6,926	1,663	177	94	122,185
3	143,488	45,233	17,640	4,300	343	61	211,065
4	193,067	65,467	26,682	6,234	579	107	292,136
5	212,701	75,486	30,064	8,217	787	39	327,294
6	461,265	172,820	64,765	15,594	1,469	67	715,980
Total	$1,253,168	$433,924	$160,271	$40,215	$4,188	$769	$1,892,535

Credit losses by product and origination year for the periods indicated are as follows:

	Three Months Ended March 31, 2025
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Total Credit Losses
Large loans	$8	$14,216	$14,667	$5,217	$1,384	$263	$35,755
Small loans	11	17,157	7,900	749	44	7	25,868
Retail loans	—	—	—	72	13	1	86
Total	$19	$31,373	$22,567	$6,038	$1,441	$271	$61,709

	Three Months Ended March 31, 2024
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Credit Losses
Large loans	$19	$12,522	$14,246	$4,091	$631	$202	$31,711
Small loans	15	11,945	4,767	436	20	5	17,188
Retail loans	—	—	179	104	8	3	294
Total	$34	$24,467	$19,192	$4,631	$659	$210	$49,193

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	March 31, 2025
	Large		Small		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$1,174,392	87.3%	$449,200	82.6%	$480	68.4%	$1,624,072	85.9%
1 to 29 days past due	92,032	6.8%	40,180	7.4%	90	12.8%	132,302	7.0%
Delinquent accounts:
30 to 59 days	20,036	1.4%	12,725	2.3%	29	4.1%	32,790	1.8%
60 to 89 days	16,878	1.3%	11,869	2.2%	31	4.4%	28,778	1.5%
90 to 119 days	14,086	1.1%	10,102	1.9%	16	2.3%	24,204	1.3%
120 to 149 days	13,642	1.0%	9,201	1.7%	23	3.3%	22,866	1.2%
150 to 179 days	14,759	1.1%	10,547	1.9%	33	4.7%	25,339	1.3%
Total delinquency	$79,401	5.9%	$54,444	10.0%	$132	18.8%	$133,977	7.1%
Total net finance receivables	$1,345,825	100.0%	$543,824	100.0%	$702	100.0%	$1,890,351	100.0%
Net finance receivables in nonaccrual status	$50,071	3.7%	$33,133	6.1%	$99	14.1%	$83,303	4.4%

	December 31, 2024
	Large		Small		Retail		Total
Dollars in thousands	$	%	$	%	$	%	$	%
Current	$1,139,070	85.2%	$450,603	81.2%	$708	66.2%	$1,590,381	84.0%
1 to 29 days past due	109,656	8.2%	46,488	8.4%	168	15.7%	156,312	8.3%
Delinquent accounts:
30 to 59 days	22,909	1.7%	13,998	2.5%	41	3.9%	36,948	1.9%
60 to 89 days	21,493	1.6%	13,699	2.5%	50	4.7%	35,242	1.9%
90 to 119 days	16,609	1.3%	11,443	2.1%	33	3.1%	28,085	1.5%
120 to 149 days	14,357	1.1%	9,602	1.7%	28	2.6%	23,987	1.3%
150 to 179 days	12,686	0.9%	8,853	1.6%	41	3.8%	21,580	1.1%
Total delinquency	$88,054	6.6%	$57,595	10.4%	$193	18.1%	$145,842	7.7%
Total net finance receivables	$1,336,780	100.0%	$554,686	100.0%	$1,069	100.0%	$1,892,535	100.0%
Net finance receivables in nonaccrual status	$54,228	4.1%	$34,465	6.2%	$137	12.8%	$88,830	4.7%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended March 31,

2025 and 2024, the Company reversed $7.3 million and $5.2 million of accrued interest as reductions of interest and fee income, respectively.

The following are reconciliations of the allowance for credit losses by product for the periods indicated:

	As of and For the Three Months Ended March 31, 2025
Dollars in thousands	Large	Small	Retail	Total
Beginning balance	$133,506	$65,826	$168	$199,500
Provision for credit losses	34,621	23,358	13	57,992
Credit losses	(35,755)	(25,868)	(86)	(61,709)
Recoveries	2,039	1,269	9	3,317
Ending balance	$134,411	$64,585	$104	$199,100
Net finance receivables	$1,345,825	$543,824	$702	$1,890,351
Allowance as percentage of net finance receivables	10.0%	11.9%	14.8%	10.5%

	As of and For the Three Months Ended March 31, 2024
Dollars in thousands	Large	Small	Retail	Total
Beginning balance	$127,992	$58,736	$672	$187,400
Provision for credit losses	28,655	17,729	39	46,423
Credit losses	(31,711)	(17,188)	(294)	(49,193)
Recoveries	1,592	865	13	2,470
Ending balance	$126,528	$60,142	$430	$187,100
Net finance receivables	$1,250,647	$490,830	$2,809	$1,744,286
Allowance as percentage of net finance receivables	10.1%	12.3%	15.3%	10.7%

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

The information relating to modifications made to borrowers experiencing financial difficulty and their related percentage of applicable net finance receivables for the periods indicated are as follows:

	As of and for the Three Months Ended March 31, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$5,239	0.3%	$1,876	0.4%	$7,115	0.4%
Interest rate reduction & term extension	2,317	0.2%	476	0.1%	2,793	0.1%
Term extension	852	0.1%	145	—	997	0.1%
Principal forgiveness, interest rate reduction, & term extension	175	—	10	—	185	—
Total	$8,583	0.6%	$2,507	0.5%	$11,090	0.6%

	As of and for the Three Months Ended March 31, 2024
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction & term extension	$3,545	0.3%	637	0.1%	$4,182	0.2%
Term extension	1,493	0.1%	271	0.1%	1,764	0.1%
Principal forgiveness, interest rate reduction, & term extension	143	—	12	—	155	—
Total	$5,181	0.4%	$920	0.2%	$6,101	0.3%

The financial effects of the modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

Three Months Ended March 31, 2025
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 18.4%.
	Small loans	Reduced the weighted-average contractual interest rate by 29.1%.
Term extension	Large loans	Added a weighted-average 1.3 years to the life of loans.
	Small loans	Added a weighted-average 1.2 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.

Three Months Ended March 31, 2024
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 7.1%.
	Small loans	Reduced the weighted-average contractual interest rate by 13.2%.
Term extension	Large loans	Added a weighted-average 1.5 years to the life of loans.
	Small loans	Added a weighted-average 1.4 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.4 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.

The following tables provide the amortized cost basis for modifications made to borrowers experiencing financial difficulty within the previous twelve months that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the periods indicated are as follows:

	As of and for the Three Months Ended March 31, 2025
Dollars in thousands	Large	Small	Total
Interest rate reduction	$1,466	$717	$2,183
Interest rate reduction & term extension	806	155	961
Term extension	89	19	108
Principal forgiveness, interest rate reduction, & term extension	36	—	36
Total	$2,397	$891	$3,288

	As of and for the Three Months Ended March 31, 2024
Dollars in thousands	Large	Small	Total
Interest rate reduction & term extension	$1,669	$272	$1,941
Term extension	47	6	53
Principal forgiveness, interest rate reduction, & term extension	14	6	20
Total	$1,730	$284	$2,014

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty within the previous twelve months for the periods indicated are as follows:

	March 31, 2025
Dollars in thousands	Large	Small	Total
Current	$16,029	$3,929	$19,958
30 - 89 days past due	2,251	751	3,002
90+ days past due	1,832	784	2,616
Total (1)	$20,112	$5,464	$25,576

(1) Excludes modified finance receivables that subsequently charged off of $1.8 million and $0.4 million in large and small loans, respectively.

	March 31, 2024
Dollars in thousands	Large	Small	Total
Current	$11,924	$2,024	$13,948
30 - 89 days past due	934	216	1,150
90+ days past due	1,341	209	1,550
Total (1)	$14,199	$2,449	$16,648

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

Note 4. Restricted Available-for-Sale Investments

The following tables reconcile the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted AFS investments as of the periods indicated:

	March 31, 2025
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$21,904	$—	$(217)	$21,687

	December 31, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$21,633	$92	$(13)	$21,712

The following tables include the gross unrealized losses and estimated fair values of restricted AFS investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$21,687	$(217)	$—	$—	$21,687	$(217)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$2,205	$(13)	$—	$—	$2,205	$(13)

The restricted AFS investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $0.3 million and $13 thousand as of March 31, 2025 and December 31, 2024, respectively. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted AFS investments.

The following table includes the amortized cost and estimated fair values of restricted AFS investments by contractual maturity as of the period indicated:

	March 31, 2025
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$19,663	$19,473
Due within one year to five years	2,241	2,214
Due within five years to ten years	—	—
Due after ten years	—	—
Total	$21,904	$21,687

The Company had no gross realized gains or losses during the three months ended March 31, 2025 and 2024, respectively. For additional information on the Company's restricted AFS investments, see Note 8, "Disclosure About Fair Value of Financial Instruments."

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $107.9 million and $117.1 million as of March 31, 2025 and December 31, 2024, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

The following table presents the assets and liabilities of our consolidated VIEs:

Dollars in thousands	March 31, 2025	December 31, 2024
Assets
Cash	$380	$378
Net finance receivables	1,402,231	1,317,604
Allowance for credit losses	(145,574)	(136,850)
Restricted cash	121,580	130,970
Other assets	3,237	3,078
Total assets	$1,381,854	$1,315,180
Liabilities
Net debt	$1,329,453	$1,253,096
Other liabilities	17	19
Total liabilities	$1,329,470	$1,253,115

Note 6. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	March 31, 2025			December 31, 2024
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Revolving credit facilities	$140,783	$(295)	$140,488	$315,904	$(437)	$315,467
Securitizations	1,337,077	(7,629)	1,329,448	1,162,432	(5,901)	1,156,531
Total	$1,477,860	$(7,924)	$1,469,936	$1,478,336	$(6,338)	$1,471,998
Unused amount of revolving credit facilities (subject to borrowing base)	$640,667			$466,164

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. These credit facilities had $2.4 million and $2.2 million in such costs as of March 31, 2025 and December 31, 2024, respectively.

Revolving credit facilities: The Company’s revolving credit facilities are secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. The Company pays unused commitment fees on its revolving credit facilities, generally based upon the average outstanding balance. As of March 31, 2025, the Company held $4.2 million in unrestricted cash. The Company had $125.2 million of immediate available liquidity to draw down cash under the senior revolving credit facility and had no immediate availability to draw down cash under any of its revolving warehouse credit facilities as of March 31, 2025; however, each of the Company’s revolving warehouse credit facilities holds restricted cash reserves to satisfy provisions of its respective credit agreement.

The following table includes the key terms under each of the Company’s revolving credit facilities as of March 31, 2025:

Dollars in thousands	Total Credit Facility	Debt Balance	Restricted Cash Reserves	Advance Rate Cap	Current Advance Rate	Unused Commitment Fee	Revolving Period End Date	Maturity Date
Senior	$355,000	$140,778	$—	83%	67%	0.5% - 1.0%	N/A	Sep 2025
RMR IV warehouse	125,000	1	53	79%	79%	0.4% - 0.7%	May 2025	May 2026
RMR V warehouse	100,000	1	377	80%	80%	0.4% - 0.7%	Nov 2026	Nov 2027
RMR VI warehouse (1)	75,000	1	98	75%	75%	0.5%	Feb 2027	Feb 2028
RMR VII warehouse	125,000	2	326	76%	76%	0.4% - 0.7%	N/A	Oct 2026
Total	$780,000	$140,783	$854

(1) Following a January 2025 amendment, the revolving period end date is now February 2027 (previously February 2025), and the maturity date is now February 2028 (previously February 2026).

Borrowings under the revolving credit facilities bear interest, payable monthly, at a rate equal to the sum of any applicable floor, benchmark adjustment, margin, and the market rate of each respective rate type that was effective as of March 31, 2025 (as follows):

	Floor	Benchmark Adjustment	Margin	Rate Type	Effective Interest Rate
Senior	0.5%	0.1%	3.0%	1-month SOFR	7.4%
RMR IV warehouse	—	0.1%	2.8%	1-month SOFR	7.2%
RMR V warehouse	—	—	2.1%	Conduit	6.7%
RMR VI warehouse (1)	—	—	2.1%	1-month SOFR	6.4%
RMR VII warehouse	—	—	2.4%	1-month SOFR	6.7%

(1) Following a January 2025 amendment, (i) the margin was reduced to 2.1% (previously 2.5%) and (ii) interest may accrue based on the daily or 1-month SOFR (previously only the 1-month SOFR).

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

The following table includes the key terms under each of the Company’s securitizations as of March 31, 2025:

Dollars in thousands	Issue Date	Issue Amount	Debt Balance	Restricted Cash Reserves	Effective Interest Rate	Revolving Period End Date	Maturity Date
RMIT 2021-1	Feb 2021	248,700	75,840	2,604	3.0%	Feb 2024	Mar 2031
RMIT 2021-2	Jul 2021	200,000	200,192	2,083	2.3%	Jul 2026	Aug 2033
RMIT 2021-3	Oct 2021	125,000	125,202	1,471	3.9%	Sep 2026	Oct 2033
RMIT 2022-1	Feb 2022	250,000	232,459	2,646	3.6%	Feb 2025	Mar 2032
RMIT 2024-1	Jun 2024	187,305	187,788	1,078	6.2%	May 2027	Jul 2036
RMIT 2024-2	Nov 2024	250,000	250,557	1,418	5.3%	Nov 2026	Dec 2033
RMIT 2025-1 (1)	Mar 2025	265,000	265,039	1,489	5.3%	Mar 2027	Apr 2034
Total		$1,526,005	$1,337,077	$12,789

(1) In March 2025, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2025-1, completed a private offering and sale of $265 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2025-1. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2025-1. Prior to maturity in April 2034, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in April 2027. No payments of principal of the notes will be made during the revolving period.

RMIT 2020-1 Securitization: In September 2020, the Company, its SPE, RMR III, and its indirect SPE, RMIT 2020-1, completed a private offering and sale of $180 million of asset-backed notes. In March 2025, the Company and RMR III exercised the right to make an optional principal repayment in full and, in connection with such prepayment, the securitization terminated.

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of March 31, 2025, the Company was in compliance with all debt covenants.

Note 7. Stockholders’ Equity

Stock repurchase program: In December 2024, the Company announced that the Board had authorized a $30 million stock repurchase program. The authorization was effective immediately and extends through December 31, 2026. As of March 31, 2025, under this repurchase program, the Company had repurchased 292 thousand shares of common stock at a total cost of $10.1 million, including commissions and estimated excise taxes.

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Dividends declared per common share	$0.30	$0.30

See Note 14, “Subsequent Events,” for information regarding the Company’s cash dividend following the end of the fiscal quarter.

Note 8. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and restricted cash: Cash and restricted cash is recorded at cost, which approximates fair value due to its highly liquid nature.

Restricted AFS investments: The fair value of U.S. Treasury securities is priced using an external pricing service which the Company corroborates using a secondary external vendor. For additional information on the Company's restricted AFS investments, see Note 4, "Restricted Available-for-Sale Investments."

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	March 31, 2025		December 31, 2024
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$4,158	$4,158	$3,951	$3,951
Restricted cash	122,312	122,312	131,684	131,684
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,644,144	1,686,552	1,644,967	1,695,325
Liabilities
Level 3
Debt	1,477,860	1,449,977	1,478,336	1,428,607

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	March 31, 2025		December 31, 2024
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2
Restricted AFS investments	$21,687	$21,687	$21,712	$21,712

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

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands	2025	2024
Provision for corporate taxes	$2,226	$4,786
Discrete tax benefits	(72)	(58)
Total	$2,154	$4,728

Note 10. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2025	2024
Numerator:
Net income	$7,007	$15,205
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,610	9,569
Effect of dilutive securities	415	177
Weighted-average shares adjusted for dilutive securities	10,025	9,746
Earnings per share:
Basic	$0.73	$1.59
Diluted	$0.70	$1.56

The Company did not exclude any outstanding shares of common stock for the three months ended March 31, 2025 from the computation of diluted earnings per share because they were anti-dilutive. For the three months ended March 31, 2024, the Company excluded 0.5 million outstanding shares because they were anti-dilutive.

Note 11. Share-Based Compensation

The Company previously adopted the 2015 Plan (including re-approval as amended and restated in April 2017 and May 2021). On May 16, 2024, the stockholders of the Company approved the 2024 Plan. As of March 31, 2025, subject to adjustments as provided in the 2024 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2024 Plan could not exceed the sum of (i) 381,000 shares plus (ii) any shares remaining available for the grant of awards as of May 16, 2024 under the 2015 Plan, plus (iii) any shares subject to an award granted under the 2015 Plan which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason after May 16, 2024 without the issuance of shares or pursuant to which such shares are forfeited (subject to adjustment for anti-dilution purposes as provided in the 2024 Plan). Of the amount described in the preceding sentence, no more than 381,000 shares may be issued under the 2024 Plan pursuant to the grant of incentive stock options (subject to adjustment for anti-dilution purposes). As of May 16, 2024, there were 1.0 million shares available for grant under the 2024 Plan, inclusive of shares previously available for grant under the 2015 Plan that were rolled over to the 2024 Plan. No further grants will be made under the 2015 Plan. However, awards that are outstanding under the 2015 Plan will continue in accordance with their respective terms. As of March 31, 2025, there were 0.2 million shares available for grant under the 2024 Plan.

For the three months ended March 31, 2025 and 2024, the Company recorded share-based compensation expense of $3.5 million and $1.8 million, respectively. As of March 31, 2025, unrecognized share-based compensation expense to be recognized over future periods approximated $18.9 million. This amount will be recognized as expense over a weighted-average period of 2.1 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards. During the three months ended March 31, 2025, share-based compensation of $0.1 million was capitalized as software. There was no capitalization of share-based compensation for the three months ended March 31, 2024.

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

Long-term incentive program: The Company issues PRSUs, service-based RSUs, and RSAs to certain members of senior management under the Company’s LTIP. Recurring annual grants are made at the discretion of the Board. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. Vested PRSUs are subject to an additional one-year holding period following the vesting date. The actual value of the PRSUs that may be earned can range from 0% to 150% of target based on relative total shareholder return, plus an additive 20% based on pre-provision return on assets over the performance period, resulting in a maximum payout of 170%.

PRSUs granted prior to 2025 may earn 0% to 150% of target based on positive or negative cumulative total shareholder return concluding at the end of the third calendar year.

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

The following table summarizes the stock option activity for the three months ended March 31, 2025:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of period	444	$23.65
Granted	—	—
Exercised	(23)	18.13
Forfeited	—	—
Expired	—	—
Options outstanding at end of period	421	$23.94	4.3	$2,640

Options exercisable at end of period	421	$23.94	4.3	$2,640

The following table provides additional stock option information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2025	2024
Weighted-average grant date fair value per share	$—	$—
Intrinsic value of options exercised	$401	$—
Fair value of stock options that vested	$—	$—

Performance restricted stock units: Compensation expense for PRSUs is based on the fair value of the award estimated on the grant date using the Monte Carlo valuation model. The following are the weighted-average assumptions for the PRSU grants for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Expected volatility	42.0%	—
Risk-free rate	4.0%	—
Discount for post-vesting restrictions	11.8%	—

The following table summarizes PRSU activity for the three months ended March 31, 2025:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at beginning of period	311	$33.93
Granted	135	25.90
Achieved performance adjustment	(24)	52.07
Vested	(43)	52.07
Forfeited	—	—
Non-vested units at end of period	379	$27.86

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per unit amounts	2025	2024
Weighted-average grant date fair value per unit	$25.90	$—
Fair value of PRSUs that vested	$2,237	$—

Performance-contingent restricted stock units: Compensation expense for performance-contingent RSUs was based on the Company’s closing stock price on the date of grant and the probability that certain financial goals would be achieved over the performance period. Compensation expense was estimated based on expected performance and was adjusted at each reporting period.

There was no performance-contingent RSU balance or activity for the three months ended March 31, 2025 and 2024, respectively.

Restricted stock units: The fair value and compensation expense of the primary portion of the Company’s service-based RSUs are calculated using the Company’s closing stock price on the date of grant. These RSUs include RSUs granted pursuant to the Company’s LTIP.

The following table summarizes service-based RSU activity for the three months ended March 31, 2025:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at beginning of period	35	$28.20
Granted	51	29.74
Vested	—	—
Forfeited	—	—
Non-vested units at end of period	86	$29.10

The following table provides additional service-based RSU information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per unit amounts	2025	2024
Weighted-average grant date fair value per unit	$29.74	$—
Fair value of RSUs that vested	$—	$—

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

The following table summarizes RSA activity for the three months ended March 31, 2025:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at beginning of period	334	$28.80
Granted	217	29.74
Vested	(1)	28.76
Forfeited	(3)	28.60
Non-vested shares at end of period	547	$29.18

The following table provides additional RSA information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2025	2024
Weighted-average grant date fair value per share	$29.74	$29.61
Fair value of RSAs that vested	$18	$58

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

Note 13. Segment Reporting

The Company has one reportable segment: consumer finance. Consolidated net income is the measure used by the CODM in evaluating the segment profit or loss of the Company. The CODM either reviews or is otherwise regularly provided with amounts for the following measures in the Company’s financial results for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands	2025	2024
Interest income	$126,769	$119,896
Fee income	9,784	8,922
Insurance income, net	11,297	10,974
Other income	5,117	4,516
Provision for credit losses	57,992	46,423
Share-based compensation expense	3,501	1,832
Depreciation and amortization expense	2,300	2,246
Interest expense	19,771	17,504
Income tax expense	2,154	4,728

As part of the CODM’s review and evaluation process for allocating resources, the CODM is provided with only the consolidated expenses as noted on the face of the Company’s consolidated statements of comprehensive income.

During the process for allocating resources for the Company, the CODM also receives asset information, primarily relating to total assets. Total assets remained constant at $1.9 billion as of both March 31, 2025 and December 31, 2024. The Company’s balance sheet expenditures for long-lived assets either reviewed by the CODM or otherwise regularly provided to the CODM are included in the Company’s Consolidated Statements of Cash Flows. These expenditures are represented as “Purchases of intangible assets,” “Purchases of property and equipment,” and “Operating leases paid” within the referenced statements.

Note 14. Subsequent Events

Quarterly cash dividend: In April 2025, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on June 11, 2025 to shareholders of record at the close of business on May 21, 2025. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (which was filed with the SEC on February 21, 2025) and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of March 31, 2025, we operate under the name “Regional Finance” online and in 353 branch locations in 19 states across the United States, serving 575,000 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

•
Large Loans (>$2,500) – As of March 31, 2025, we had 262.1 thousand large installment loans outstanding, representing $1.3 billion in net finance receivables. This included 71.8 thousand large loan convenience checks, representing $204.0 million in net finance receivables.
•
Small Loans (≤$2,500) – As of March 31, 2025, we had 312.2 thousand small installment loans outstanding, representing $543.8 million in net finance receivables. This included 168.6 thousand small loan convenience checks, representing $261.0 million in net finance receivables.
•
Retail Loans – As of March 31, 2025, we had 0.7 thousand retail purchase loans outstanding, representing $0.7 million in net finance receivables.
•
Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Large and small installment loans are our core products and will be the drivers of future growth. We ceased accepting applications for our retail loan product offering in November 2022 to focus on growing our core loan portfolio. We continue to own and service our existing portfolio of retail loans. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to large and small installment loans are the largest component. In addition to interest and fee income from loans, we earn revenue from optional insurance products purchased by customers of our direct loan products.

Outlook

We continually assess the macroeconomic environment in which we operate in order to adapt appropriately and timely to current market conditions. Macroeconomic factors, including, but not limited to, inflationary pressures, higher interest rates, tariffs, and impacts from current geopolitical events outside the U.S., may affect our business, liquidity, financial condition, and results of operations.

We continue to execute our barbell strategy of growth in our higher-margin loan portfolio while balancing the associated risk with growth in our high-quality, auto-secured loan portfolio. Our portfolio of loans with an annual percentage rate greater than 36% grew by $59.1 million, or 20.6%, year-over-year, while our auto-secured loan portfolio grew by $59.0 million, or 37.0%, year-over-year.

Our allowance for credit losses was 10.5% of net finance receivables as of March 31, 2025. Going forward, macroeconomic conditions may necessitate changes to the macroeconomic assumptions within our forecast and to our credit loss performance outlook, either of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We have proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of March 31, 2025, we had $129.3 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. In addition, we had $640.7 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of March 31, 2025. We believe our liquidity position provides substantial runway to support the fundamental operations of our business and to fund future growth.

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

Growth in Loan Portfolio. The revenue that we generate from interest and fees is largely driven by the balance of loans that we originate. We source our loans through our branches, centrally-managed direct mail program, digital partners, and our consumer website. The majority of our loans, regardless of origination channel, are serviced through our branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers we are able to serve. We continue to assess our branch network for clear opportunities to add branches in new and existing states where it is favorable for us to conduct business or consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service. As we consider our growth rate, we not only consider the health of the consumer, the strength of the economy, and the credit performance of our portfolio, but we also balance our commitment to deliver strong short-term results for investors while also generating the portfolio growth that will fuel our success and returns over the long-term. As we grow our portfolio, we are required to reserve for expected lifetime credit losses at the origination of each loan, which reduces net income. The related revenue benefits are recognized over the life of each loan.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of March 31, 2025, representing 90% of our total debt.

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

As reinsurer, we maintain restricted reserves comprised of restricted cash and restricted AFS investments for life insurance in an amount determined by the unaffiliated insurance company. As of March 31, 2025, the restricted reserves consisted of $21.2 million of unearned premium reserves and $1.2 million of unpaid claims reserves. The unaffiliated insurance company maintains the reserves for non-life claims.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	1Q 25		1Q 24
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$136,553	28.9%	$128,818	29.3%
Insurance income, net	11,297	2.4%	10,974	2.5%
Other income	5,117	1.1%	4,516	1.0%
Total revenue	152,967	32.4%	144,308	32.8%
Expenses
Provision for credit losses	57,992	12.3%	46,423	10.6%

Personnel	41,142	8.7%	37,820	8.6%
Occupancy	6,906	1.5%	6,375	1.4%
Marketing	5,406	1.1%	4,315	1.0%
Other	12,589	2.7%	11,938	2.7%
Total general and administrative	66,043	14.0%	60,448	13.7%

Interest expense	19,771	4.2%	17,504	4.0%
Income before income taxes	9,161	1.9%	19,933	4.5%
Income taxes	2,154	0.4%	4,728	1.0%
Net income	$7,007	1.5%	$15,205	3.5%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	1Q 24	2Q 24	3Q 24	4Q 24	1Q 25	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$128,818	$127,898	$133,932	$138,246	$136,553	$(1,693)	$7,735
Insurance income, net	10,974	10,507	7,422	11,792	11,297	(495)	323
Other income	4,516	4,620	4,984	4,794	5,117	323	601
Total revenue	144,308	143,025	146,338	154,832	152,967	(1,865)	8,659
Expenses
Provision for credit losses	46,423	53,802	54,349	57,626	57,992	(366)	(11,569)

Personnel	37,820	37,097	38,323	40,549	41,142	(593)	(3,322)
Occupancy	6,375	6,149	6,551	6,748	6,906	(158)	(531)
Marketing	4,315	4,836	5,078	4,777	5,406	(629)	(1,091)
Other	11,938	12,054	12,516	12,572	12,589	(17)	(651)
Total general and administrative	60,448	60,136	62,468	64,646	66,043	(1,397)	(5,595)

Interest expense	17,504	17,865	19,356	19,805	19,771	34	(2,267)
Income before income taxes	19,933	11,222	10,165	12,755	9,161	(3,594)	(10,772)
Income taxes	4,728	2,777	2,502	2,841	2,154	687	2,574
Net income	$15,205	$8,445	$7,663	$9,914	$7,007	$(2,907)	$(8,198)
Net income per common share:
Basic	$1.59	$0.88	$0.79	$1.02	$0.73	$(0.29)	$(0.86)
Diluted	$1.56	$0.86	$0.76	$0.98	$0.70	$(0.28)	$(0.86)
Weighted-average shares outstanding:
Basic	9,569	9,613	9,683	9,691	9,610	81	(41)
Diluted	9,746	9,863	10,090	10,128	10,025	103	(279)

	Balance Sheet & Other Key Metrics Quarterly Trends
	1Q 24	2Q 24	3Q 24	4Q 24	1Q 25	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,756,748	$1,789,052	$1,821,831	$1,909,109	$1,900,683	$(8,426)	$143,935
Net finance receivables	$1,744,286	$1,773,743	$1,819,756	$1,892,535	$1,890,351	$(2,184)	$146,065
Allowance for credit losses	$187,100	$185,400	$192,100	$199,500	$199,100	$(400)	$12,000
Debt	$1,358,795	$1,378,449	$1,395,892	$1,478,336	$1,477,860	$(476)	$119,065
Interest and fee yield (annualized)	29.3%	29.3%	29.9%	29.8%	28.9%	(0.9)%	(0.4)%
Efficiency ratio	41.9%	42.0%	42.7%	41.8%	43.2%	1.4%	1.3%
Operating expense ratio	13.7%	13.8%	13.9%	14.0%	14.0%	—	0.3%
Delinquency rate	7.1%	6.9%	6.9%	7.7%	7.1%	(0.6)%	—
Net credit loss rate	10.6%	12.7%	10.6%	10.8%	12.4%	1.6%	1.8%
Book value per share	$34.10	$33.96	$34.72	$35.67	$35.48	$(0.19)	$1.38

Comparison of March 31, 2025, versus March 31, 2024

The following discussion and table describe the changes in finance receivables by product type:

•
Large Loans (>$2,500) – Large loans outstanding increased by $95.2 million, or 7.6%, to over $1.3 billion as of the periods ending March 31, 2025, compared to the period ended March 31, 2024. The increase was due to growth in our auto-secured loan portfolio, the growth of receivables in branches opened during 2024 and 2025, and the transition of small loan customers to large loans.
•
Small Loans (≤$2,500) – Small loans outstanding increased by $53.0 million, or 10.8%, to $543.8 million at March 31, 2025, from $490.8 million at March 31, 2024. The increase was due to marketing, growth in our higher-margin loan portfolio, and growth of receivables in branches opened during 2024 and 2025, partially offset by the transition of small loan customers to large loans.
•
Retail Loans – Retail loans outstanding decreased $2.1 million, or 75.0%, to $0.7 million at March 31, 2025, from $2.8 million at March 31, 2024. We ceased accepting applications for our retail loan product offering as of November 2022 to focus on growing our core loan portfolio.

	Net Finance Receivables by Product
Dollars in thousands	1Q 25	1Q 24	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$1,345,825	$1,250,647	$95,178	7.6%
Small loans	543,824	490,830	52,994	10.8%
Retail loans	702	2,809	(2,107)	(75.0)%
Total	$1,890,351	$1,744,286	$146,065	8.4%
Number of branches	353	343	10	2.9%
Net finance receivables per branch	$5,355	$5,085	$270	5.3%

Comparison of the Three Months Ended March 31, 2025, versus the Three Months Ended March 31, 2024

Net Income. Net income decreased $8.2 million, or 53.9%, to $7.0 million during the three months ended March 31, 2025, from $15.2 million during the prior-year period. The decrease was due to an increase in provision for credit losses of $11.6 million, an increase in general and administrative expenses of $5.6 million, and an increase in interest expense of $2.3 million, partially offset by an increase in revenue of $8.7 million and a decrease in income taxes of $2.6 million.

Revenue. Total revenue increased $8.7 million, or 6.0%, to $153.0 million during the three months ended March 31, 2025, from $144.3 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $7.7 million, or 6.0%, to $136.6 million during the three months ended March 31, 2025, from $128.8 million during the prior-year period. The increase was primarily due to a 7.4% increase in average net finance receivables, partially offset by a 0.4% decrease in annualized average yield. The decrease in yield was primarily due to the estimated 50 basis point benefit in the prior-year period related to the fourth quarter 2023 loan sale. The three months ended March 31, 2024 included reductions in revenue reversals of an estimated $1.7 million attributable to the fourth quarter 2023 loan sale.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Three Months Ended			Average Yields for the Three Months Ended (1)
Dollars in thousands	1Q 25	1Q 24	YoY % Inc (Dec)	1Q 25	1Q 24	YoY % Inc (Dec)
Large loans	$1,340,122	$1,263,491	6.1%	26.1%	26.0%	0.1%
Small loans	548,088	491,911	11.4%	35.9%	37.8%	(1.9)%
Retail loans	895	3,341	(73.2)%	14.7%	15.8%	(1.1)%
Total	$1,889,105	$1,758,743	7.4%	28.9%	29.3%	(0.4)%

(1) Annualized interest and fee income as a percentage of average net finance receivables.

Total originations increased to $392.1 million during the three months ended March 31, 2025, from $326.4 million during the prior-year period. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Three Months Ended
Dollars in thousands	1Q 25	1Q 24	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$241,809	$185,074	$56,735	30.7%
Small loans	150,311	141,281	9,030	6.4%
Total	$392,120	$326,355	$65,765	20.2%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 1Q 25 Compared to 1Q 24 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$4,983	$194	$11	$5,188
Small loans	5,314	(2,394)	(274)	2,646
Retail loans	(97)	(9)	7	(99)
Product mix	(652)	521	131	—
Total	$9,548	$(1,688)	$(125)	$7,735

Insurance Income, Net. Insurance income, net increased $0.3 million, or 2.9% to $11.3 million during the three months ended March 31, 2025, from $11.0 million during the prior-year period. During both the three months ended March 31, 2025 and 2024, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. During both the three months ended March 31, 2025 and 2024, life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Three Months Ended
Dollars in thousands	1Q 25	1Q 24	YoY $ B(W)	YoY % B(W)
Earned premiums	$14,362	$14,499	$(137)	(0.9)%
Claims, reserves, and certain direct expenses	(3,065)	(3,525)	460	13.0%
Insurance income, net	$11,297	$10,974	$323	2.9%

Earned premiums decreased by $0.1 million, and claims, reserves, and certain direct expenses decreased by $0.5 million, in each case compared to the prior-year period. The decrease in both insurance premiums and claims, reserves, and direct expenses was primarily due to our strategic shifts in product and geographic mix which resulted in fewer active policies.

Other Income. Other income increased $0.6 million, or 13.3%, to $5.1 million during the three months ended March 31, 2025, from $4.5 million during the prior-year period, primarily due to higher late charges of $0.4 million associated with portfolio growth and an increase in sales of our club membership products of $0.3 million.

Provision for Credit Losses. Our provision for credit losses increased $11.6 million, or 24.9%, to $58.0 million during the three months ended March 31, 2025, from $46.4 million during the prior-year period. The increase was due to an increase in net credit losses of $11.7 million, partially offset by the change in provision expense of $0.1 million, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the three months ended March 31, 2025 and 2024, the allowance for credit losses included releases of $0.4 million and $0.3 million, respectively. The allowance for credit losses as a percentage of net finance receivables decreased to 10.5% as of March 31, 2025, from 10.7% as of March 31, 2024 due to changes in estimated future macroeconomic impacts on credit losses.

Net Credit Losses. Net credit losses increased $11.7 million, or 25.0%, to $58.4 million during the three months ended March 31, 2025, from $46.7 million during the prior-year period. Our net credit losses during the prior-year period were inclusive of an estimated $12.2 million benefit from accelerated charge-offs in the fourth quarter of 2023 attributable to the fourth quarter 2023 loan sale. The net credit loss rate was 12.4% during the three months ended March 31, 2025, compared to 10.6% during the prior-year period. Our net credit loss rate during the three months ended March 31, 2025 was inclusive of a 30 basis point increase from our higher margin portfolio, and during the three months ended March 31, 2024 it was inclusive of a 270 basis point decrease related to the fourth quarter 2023 loan sale.

Delinquency Performance. Our delinquency rate remained consistent at 7.1% as of both March 31, 2025, and the prior-year period. Our delinquency rate as of March 31, 2025 included an estimated 10 basis point increase related to hurricane activity in the third quarter of 2024 and an estimated 10 basis point increase from growth in our higher-margin small loan portfolio.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	1Q 25		1Q 24
Current	$1,624,072	85.9%	$1,489,510	85.4%
1 to 29 days past due	132,302	7.0%	130,578	7.5%
Delinquent accounts:
30 to 59 days	32,790	1.8%	30,020	1.7%
60 to 89 days	28,778	1.5%	25,409	1.5%
90 to 119 days	24,204	1.3%	23,460	1.3%
120 to 149 days	22,866	1.2%	22,163	1.3%
150 to 179 days	25,339	1.3%	23,146	1.3%
Total delinquency	$133,977	7.1%	$124,198	7.1%
Total net finance receivables	$1,890,351	100.0%	$1,744,286	100.0%

	Contractual Delinquency by Product
Dollars in thousands	1Q 25		1Q 24
Large loans	$79,401	5.9%	$78,055	6.2%
Small loans	54,444	10.0%	45,804	9.3%
Retail loans	132	18.8%	339	12.1%
Total	$133,977	7.1%	$124,198	7.1%

General and Administrative Expenses. Our general and administrative expenses increased $5.6 million, or 9.3%, to $66.0 million during the three months ended March 31, 2025, from $60.4 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $3.3 million, or 8.8%, to $41.1 million during the three months ended March 31, 2025, from $37.8 million during the prior-year period. The increase was driven by an increase in incentive costs of $1.9 million ($1.7 million due to a change in expense timing) and increased labor costs of $1.7 million partially related to opening 17 new branches since the prior-year period. This increase was partially offset by higher capitalized loan origination costs, which reduce personnel expenses, of $0.6 million.

Occupancy. Occupancy expenses increased $0.5 million, or 8.3%, to $6.9 million during the three months ended March 31, 2025, from $6.4 million during the prior-year period primarily due to increased rent expense of $0.4 million, inclusive of rent expenses associated with opening 17 new branches since the prior-year period.

Marketing. Marketing expenses increased $1.1 million, or 25.3%, to $5.4 million during the three months ended March 31, 2025, from $4.3 million during the prior-year period due to increased activity in our direct mail campaigns of $0.6 million to support growth in our legacy markets and $0.5 million to support our 17 new branches opened since the prior-year period.

Other Expenses. Other expenses increased $0.7 million, or 5.5%, to $12.6 million during the three months ended March 31, 2025, from $11.9 million during the prior-year period. The increase was due to increased collection expenses of $0.4 million and increased credit bureau fees of $0.3 million.

Operating Expense Ratio. Our operating expense ratio increased by 0.3% to 14.0% during the three months ended March 31, 2025, from 13.7% during the prior-year period. Our operating expense ratio as of March 31, 2025 included an estimated 40 basis point increase related to a change in the pattern of incentive expense timing.

Interest Expense. Interest expense increased $2.3 million, or 13.0%, to $19.8 million during the three months ended March 31, 2025, from $17.5 million during the prior-year period. The increase was primarily due to an increase in our cost of funds as well as an increase in the average balance of our debt facilities. Our cost of funds increased 0.2% to 4.2% during the three months ended March 31, 2025, from 4.0% during the prior-year period. The average balance of our debt facilities increased to $1.5 billion during the three months ended March 31, 2025, from $1.4 billion during the prior-year period.

Income Taxes. Income taxes decreased $2.6 million, or 54.4%, to $2.2 million during the three months ended March 31, 2025, from $4.7 million during the prior-year period. The decrease was primarily due to a $10.8 million decrease in income before income taxes compared to the prior-year period. Our effective tax rates were 23.5% and 23.7% for the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of March 31, 2025, we had a funded debt-to-equity ratio of 4.1 to 1.0 and a stockholders’ equity ratio of 18.8%.

Cash and cash equivalents increased to $4.2 million as of March 31, 2025, from $4.0 million as of the prior year-end. We had immediate availability to draw down cash from our revolving credit facilities of $125.2 million and $132.9 million as of March 31, 2025 and the prior year-end, respectively. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $640.7 million and $466.2 million as of March 31, 2025, and the prior year-end, respectively. Our debt balance was $1.5 billion for both March 31, 2025 and the prior year-end.

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. In addition, as of March 31, 2025 the revolving period maturities of our securitizations and warehouse credit facilities (each as described below within “Financing Arrangements and Restricted Cash Reserve Accounts”) ranged from May 2025 to May 2027. As of March 31, 2025, we did not exercise our right to redeem the notes of our RMIT 2021-1 and RMIT 2022-1 securitizations, for which the revolving periods ended in February 2024 and February 2025, respectively. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Dividends and Stock Repurchases.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for the three months ended March 31, 2025:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share
1Q 25	February 5, 2025	February 20, 2025	March 13, 2025	$0.30
Total				$0.30

The Board declared and paid $3.0 million of cash dividends on our common stock during the three months ended March 31, 2025. See Note 14, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding our cash dividend following the end of the quarter.

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

In December 2024, we announced that the Board had authorized a $30.0 million stock repurchase program. The authorization was effective immediately and extends through December 31, 2026. As of March 31, 2025, we had repurchased 0.3 million shares of common stock at a total cost of $10.1 million, including commissions and estimated excise taxes.

Cash Flow.

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2025 was $63.7 million, compared to $58.5 million during the prior-year period, a net increase of $5.2 million. The increase in net cash provided was primarily due to the growth of our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the three months ended March 31, 2025 was $60.3 million, compared to $20.3 million during the prior-year period, a net increase in cash used of $39.9 million. The increase in net cash used was primarily driven by increased originations as we grow our loan portfolio, partially offset by increased repayments of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash used in financing activities during the three months ended March 31, 2025 was $12.6 million, compared to $44.4 million during the prior-year period, a decrease in cash used of $31.8 million. The decrease in cash used was primarily due to an increase in the net advances on debt instruments of $41.1 million related to increased originations, partially offset by an increase in the repurchases of common stock of $6.5 million and an increase in payments for debt issuance costs of $2.4 million.

Financing Arrangements and Restricted Cash Reserve Accounts.

As of March 31, 2025, we had five credit facilities outstanding and, from time to time, engage in the private offering and sale of asset-backed notes. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions. Our debt arrangements described below, other than our senior revolving credit facility, are issued by each of our RMR and RMIT SPEs, which are considered VIEs under GAAP. These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $107.9 million and $117.1 million as of March 31, 2025 and December 31, 2024, respectively. Our debt arrangements also contain various debt covenants. We were in compliance with all such debt covenants as of March 31, 2025.

Revolving Credit Facilities. We issued a $265.0 million securitization (RMIT 2025-1) in March 2025 with an effective interest rate of 5.3%. The proceeds were used to pay down higher-rate revolving credit facilities. The following is a summary of our revolving credit facilities as of March 31, 2025:

Dollars in thousands	Capacity	Debt Balance	Effective Interest Rate	Facility Cash Reserve Requirement	Restricted Cash Collection	Maturity Date
Senior	$355,000	$140,778	7.4%	$—	$—	Sep 2025
RMR IV warehouse	$125,000	$1	7.2%	$53	$71	May 2026
RMR V warehouse	$100,000	$1	6.7%	$377	$478	Nov 2027
RMR VI warehouse	$75,000	$1	6.4%	$98	$39	Feb 2028
RMR VII warehouse	$125,000	$2	6.7%	$326	$271	Oct 2026

Securitizations. The following is a summary of our securitizations as of March 31, 2025:

Dollars in thousands	Issue Amount	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection (1)	Revolving Period Maturity	Final Maturity Date
RMIT 2021-1	$248,700	$75,840	3.0%	$2,604	$6,942	Feb 2024	Mar 2031
RMIT 2021-2	$200,000	$200,192	2.3%	$2,083	$15,442	Jul 2026	Aug 2033
RMIT 2021-3	$125,000	$125,202	3.9%	$1,471	$16,110	Sep 2026	Oct 2033
RMIT 2022-1	$250,000	$232,459	3.6%	$2,646	$18,815	Feb 2025	Mar 2032
RMIT 2024-1	$187,305	$187,788	6.2%	$1,078	$12,565	May 2027	July 2036
RMIT 2024-2	$250,000	$250,557	5.3%	$1,418	$15,940	Nov 2026	Dec 2033
RMIT 2025-1	$265,000	$265,039	5.3%	$1,489	$20,992	Mar 2027	Apr 2034

(1) In March 2025, we and RMR III exercised the right to make an optional principal repayment in full of RMIT 2020-1, and in connection with such prepayment, the securitization terminated. The restricted cash collections for RMIT 2020-1 totaled $273 thousand as of March 31, 2025.

RMC Reinsurance. Our wholly owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. These reserves are comprised of restricted cash and restricted AFS investments, which totaled $0.7 million and $21.7 million, respectively, as of March 31, 2025.

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of March 31, 2025 by $1.8 million.

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

Regulatory Developments.

On March 7, 2023, the CFPB provided us with Notice seeking to establish supervisory authority over us pursuant to section 1024(a)(1)(C) of the Consumer Financial Protection Act of 2010. Under that provision, the CFPB may establish supervisory authority over any non-bank covered person that it has reasonable cause to determine is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. We responded to the Notice by voluntarily consenting to the CFPB’s supervisory authority and entering into the Consent Agreement. Pursuant to the Consent Agreement and related CFPB order, the CFPB will have supervisory authority over us for a period of two years ending January 8, 2026. The Consent Agreement does not constitute an admission by us that we are a nonbank covered person who is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. While the CFPB’s supervisory authority over us extends through January 8, 2026, in April 2025, the CFPB closed its examination of us without any adverse finding. See “Government Regulation” in Part I, Item 1 “Business” and “Risks Related to Regulation and Legal Proceedings” in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated by Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, for a further discussion of the regulation and regulatory risks to which we are subject.

On March 6, 2024, the SEC adopted a final rule to require registrants to disclose certain climate-related information in their registration statements and annual reports. On April 4, 2024, the SEC issued an order staying the effectiveness of the final rule pending completion of the judicial review of consolidated challenges to the rule by the U.S. Court of Appeals for the Eighth Circuit. On February 11, 2025, the Acting Chairman of the SEC directed the SEC staff to notify the U.S. Court of Appeals for the Eighth Circuit of the change in the composition of the SEC and other changed circumstances and request that the court not schedule the case for oral argument to provide time for the SEC to deliberate and determine the appropriate next steps. On March 27, 2025, the SEC informed the U.S. Court of Appeals for the Eighth Circuit that it was withdrawing its defense of the matter and stated that SEC counsel are no longer authorized to advance arguments in the brief that the SEC had filed.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of March 31, 2025, the interest rates on 90% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and multiple revolving warehouse credit facilities. As of March 31, 2025, the balances and key terms of the credit facilities’ interest rate risk were as follows:

Revolving Credit Facility	Debt Balance (in thousands)	Interest Payment Frequency	Floor	Margin	Rate Type	Effective Interest Rate
Senior	$140,778	Monthly	0.5%	3.0%	1-month SOFR	7.4%
RMR IV warehouse	1	Monthly	—	2.8%	1-month SOFR	7.2%
RMR V warehouse	1	Monthly	—	2.1%	Conduit	6.7%
RMR VI warehouse	1	Monthly	—	2.1%	1-month SOFR	6.4%
RMR VII warehouse	2	Monthly	—	2.4%	1-month SOFR	6.7%
Total	$140,783

Based on the underlying rates and the outstanding balances as of March 31, 2025, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $1.4 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS.

Other than the risk factor set forth below, there have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition to the risk factor below and the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (which was filed with the SEC on February 21, 2025), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

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

On March 7, 2023, the CFPB provided the Company with Notice that it sought to establish supervisory authority over the Company pursuant to section 1024(a)(1)(C) of the Consumer Financial Protection Act of 2010. Under that provision, the CFPB may establish supervisory authority over any non-bank covered person that it has reasonable cause to determine is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. The Company responded to the Notice by voluntarily consenting to the CFPB’s supervisory authority and entering into a Consent Agreement dated January 4, 2024. Pursuant to the Consent Agreement and related CFPB order, the CFPB has supervisory authority over the Company for a period of two years ending January 8, 2026. In April 2025, the CFPB closed its examination of us without any adverse finding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our share repurchase transactions (excluding both commissions and estimated excise taxes) during the three months ended March 31, 2025:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2025 — January 31, 2025	134,607	$34.07	134,607	$21,877,480
February 1, 2025 — February 28, 2025	52,383	35.84	52,383	$20,000,025
March 1, 2025 — March 31, 2025	—	—	—	$20,000,025
Total	186,990	$34.56	186,990

(1) On December 2, 2024, we announced that our Board had authorized the repurchase of up to $30.0 million of our outstanding shares of common stock. The authorization was effective immediately and extends through December 31, 2026.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2025, none of the Company’s officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
3.2	Second Amended and Restated Bylaws of Regional Management Corp. (corrected version of previously filed exhibit)	X
4.1	Indenture, dated March 31, 2025, by and among Regional Management Issuance Trust 2025-1, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company, N.A., as indenture trustee.		8-K	001-35477	4.1	04/02/2025
10.1	Second Amendment to Credit Agreement and Consent dated as of January 31, 2025, by and among Regional Management Corp., as servicer, Regional Management Receivables VI, LLC, as borrower, the lenders parties thereto, and Regions Bank, as administrative agent.		8-K	001-35477	10.1	02/05/2025
10.2	Sale and Servicing Agreement, dated March 31, 2025, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2025-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2025-1A SUBI.		8-K	001-35477	10.1	04/02/2025
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X
32.1	Section 1350 Certifications	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: May 2, 2025	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial and Administrative Officer
(Principal Financial Officer and Duly Authorized Officer)