Form 10-Q
period 2025-06-30
Regional Management Corp.
filed 2025-08-01
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 30, 2025, the registrant had outstanding 9,799,066 shares of Common Stock, $0.10 par value.

Regional Management Corp.

QUARTERLY Report on Form 10-Q

Fiscal Quarter Ended June 30, 2025

GLOSSARY

Terms and abbreviations used in this report are defined below:

Term or Abbreviation	Definition
2015 Plan	2015 Long-Term Incentive Plan
2024 Plan	2024 Long-Term Incentive Plan
AFS	available-for-sale
ASU	Accounting Standards Update
Board	the Company's Board of Directors
B(W)	comparatively better shown as positives, comparatively worse shown as negatives
CODM	Chief Operating Decision Maker
Company	Regional Management Corp.
Cost of funds	annualized (as applicable) interest expense as a percentage of average net finance receivables
Debt balance	the balance for each respective debt agreement, composed of principal balance and accrued interest
Delinquency rate	delinquent loans outstanding as a percentage of ending net finance receivables
Efficiency ratio	annualized (as applicable) general and administrative expenses as a percentage of total revenue
Exchange Act	the Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standard Board
FICO	Fair Isaac Corporation
Funded debt-to-equity ratio	debt divided by total stockholders' equity
GAAP	U.S. Generally Accepted Accounting Principles
Inc (Dec)	comparative increases shown as positives, comparative decreases shown as negatives
Issuance Trust	the Company's indirect SPE through which private offerings and sales consisting of the issuance of classes of fixed-rate, asset-backed notes are completed
KTIP	key team member incentive program
LGD	loss given default
LTIP	long-term incentive program
Net credit loss rate	annualized (as applicable) net credit losses as a percentage of average net finance receivables
NQSO	nonqualified stock option
Operating expense ratio	annualized (as applicable) general and administrative expenses as a percentage of average net finance receivables
PD	probability of default
PRSU	performance restricted stock unit
QoQ	quarter-over-quarter
RMIT	Regional Management Issuance Trust
RMR	Regional Management Receivables
RMR III	Regional Management Receivables III, LLC
RMR IV	Regional Management Receivables IV, LLC
RMR V	Regional Management Receivables V, LLC
RMR VI	Regional Management Receivables VI, LLC
RMR VII	Regional Management Receivables VII, LLC
RSA	restricted stock award
RSU	restricted stock unit
SEC	Securities and Exchange Commission
SOFR	secured overnight financing rate
SPE	wholly owned, bankruptcy-remote, special purpose entity
Stockholders' equity ratio	total stockholders' equity as a percentage of total assets
VIE	variable interest entity
YoY	year-over-year

Part I – financial information

ITEM 1. FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Cash	$4,272	$3,951
Net finance receivables	1,960,364	1,892,535
Unearned insurance premiums	(49,046)	(48,068)
Allowance for credit losses	(202,800)	(199,500)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,708,518	1,644,967
Restricted cash	117,658	131,684
Lease assets	42,665	38,442
Intangible assets	28,810	24,524
Restricted AFS investments	22,122	21,712
Property and equipment	13,328	13,677
Deferred tax assets, net	8,367	9,286
Other assets	21,391	20,866
Total assets	$1,967,131	$1,909,109
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,509,133	$1,478,336
Unamortized debt issuance costs	(6,862)	(6,338)
Net debt	1,502,271	1,471,998
Lease liabilities	44,768	40,579
Other liabilities	57,141	39,454
Total liabilities	1,604,180	1,552,031
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 15,225 shares issued and 9,962 shares outstanding at June 30, 2025 and 14,921 shares issued and 10,010 shares outstanding at December 31, 2024)	1,522	1,492
Additional paid-in capital	137,129	130,725
Retained earnings	389,557	378,482
Accumulated other comprehensive income (loss)	(2)	62
Treasury stock (5,263 shares at June 30, 2025 and 4,911 shares at December 31, 2024)	(165,255)	(153,683)
Total stockholders’ equity	362,951	357,078
Total liabilities and stockholders’ equity	$1,967,131	$1,909,109

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Interest and fee income	$140,695	$127,898	$277,248	$256,716
Insurance income, net	11,499	10,507	22,796	21,481
Other income	5,248	4,620	10,365	9,136
Total revenue	157,442	143,025	310,409	287,333

Expenses
Provision for credit losses	60,587	53,802	118,579	100,225

Personnel	38,584	37,097	79,726	74,917
Occupancy	6,911	6,149	13,817	12,524
Marketing	5,059	4,836	10,465	9,151
Other	12,391	12,054	24,980	23,992
Total general and administrative expenses	62,945	60,136	128,988	120,584

Interest expense	20,426	17,865	40,197	35,369
Income before income taxes	13,484	11,222	22,645	31,155
Income taxes	3,344	2,777	5,498	7,505

Net income	$10,140	$8,445	$17,147	$23,650
Net income per common share:
Basic	$1.07	$0.88	$1.79	$2.47
Diluted	$1.03	$0.86	$1.73	$2.41
Weighted-average common shares outstanding:
Basic	9,504	9,613	9,556	9,591
Diluted	9,843	9,863	9,934	9,805

Other comprehensive income (loss), net of tax
Unrealized income (loss) on restricted AFS investments	214	228	(82)	423
Income taxes on unrealized items	(45)	(48)	18	(90)
Other comprehensive income (loss), net of tax	169	180	(64)	333
Total comprehensive income	$10,309	$8,625	$17,083	$23,983

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	As of and for the Three Months Ended June 30, 2025
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	15,187	$1,519	$134,206	$382,532	$(171)	$(160,210)	$357,876
Cash dividends	—	—	—	(3,115)	—	—	(3,115)
Issuance of restricted stock awards	38	3	(3)	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(5,045)	(5,045)
Shares withheld related to net share settlement	—	—	(8)	—	—	—	(8)
Share-based compensation	—	—	2,934	—	—	—	2,934
Net income	—	—	—	10,140	—	—	10,140
Other comprehensive income	—	—	—	—	169	—	169
Ending balance	15,225	$1,522	$137,129	$389,557	$(2)	$(165,255)	$362,951

	As of and for the Three Months Ended June 30, 2024
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	$14,675	$1,468	$123,563	$361,791	$(219)	$(150,143)	$336,460
Cash dividends	—	—	—	(3,020)	—	—	(3,020)
Issuance of restricted stock awards	304	30	(30)	—	—	—	—
Shares withheld related to net share settlement	(17)	(2)	(428)	—	—	—	(430)
Share-based compensation	—	—	3,268	—	—	—	3,268
Net income	—	—	—	8,445	—	—	8,445
Other comprehensive income	—	—	—	—	180	—	180
Ending balance	14,962	$1,496	$126,373	$367,216	$(39)	$(150,143)	$344,903

	As of and for the Six Months Ended June 30, 2025
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	14,921	$1,492	$130,725	$378,482	$62	$(153,683)	$357,078
Cash dividends	—	—	—	(6,072)	—	—	(6,072)
Issuance of restricted stock awards	295	29	(29)	—	—	—	—
Exercise of stock options	23	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(11,572)	(11,572)
Shares withheld related to net share settlement	(14)	(1)	(89)	—	—	—	(90)
Share-based compensation	—	—	6,522	—	—	—	6,522
Net income	—	—	—	17,147	—	—	17,147
Other comprehensive loss	—	—	—	—	(64)	—	(64)
Ending balance	15,225	$1,522	$137,129	$389,557	$(2)	$(165,255)	$362,951

	As of and for the Six Months Ended June 30, 2024
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	14,566	$1,457	$121,752	$349,579	$(372)	$(150,143)	$322,273
Cash dividends	—	—	—	(6,013)	—	—	(6,013)
Issuance of restricted stock awards	414	41	(41)	—	—	—	—
Shares withheld related to net share settlement	(18)	(2)	(438)	—	—	—	(440)
Share-based compensation	—	—	5,100	—	—	—	5,100
Net income	—	—	—	23,650	—	—	23,650
Other comprehensive income	—	—	—	—	333	—	333
Ending balance	14,962	$1,496	$126,373	$367,216	$(39)	$(150,143)	$344,903

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$17,147	$23,650
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	118,579	100,225
Depreciation and amortization	7,498	6,881
Amortization of deferred origination fees and costs	(8,122)	(7,577)
Loss on disposal of intangibles, property, and equipment	176	285
Share-based compensation	6,299	5,100
Deferred income taxes, net	937	1,175
Changes in operating assets and liabilities:
Increase (decrease) in unearned insurance premiums	978	(1,811)
Increase in lease assets	(4,223)	(841)
Decrease in other assets	986	8,706
Decrease in other liabilities	(2,121)	(6,537)
Increase in lease liabilities	4,189	710
Net cash provided by operating activities	142,323	129,966
Cash flows from investing activities:
Originations of finance receivables	(907,533)	(754,018)
Repayments of finance receivables	731,281	656,435
Purchases of intangible assets	(6,294)	(5,626)
Purchases of property and equipment	(2,293)	(2,235)
Purchases of restricted AFS investments	—	(3,832)
Proceeds from maturities of restricted AFS investments	19,460	24,715
Net cash used in investing activities	(165,379)	(84,561)
Cash flows from financing activities:
Advances on revolving credit facilities	834,309	766,117
Payments on revolving credit facilities	(901,923)	(843,994)
Advances on securitizations	265,000	187,305
Payments on securitizations	(166,587)	(130,612)
Payments for debt issuance costs	(3,562)	(3,048)
Taxes paid related to net share settlement of equity awards	(417)	(286)
Cash dividends	(5,995)	(6,346)
Repurchases of common stock	(11,474)	—
Net cash provided by (used in) financing activities	9,351	(30,864)
Net change in cash and restricted cash	(13,705)	14,541
Cash and restricted cash at beginning of period	135,635	128,673
Cash and restricted cash at end of period	$121,930	$143,214
Supplemental cash flow information:
Interest paid	$37,356	$33,074
Income taxes paid (refunded)	$6,314	$(90)
Operating leases paid	$6,340	$5,641
Non-cash lease assets obtained in exchange for operating lease liabilities	$9,218	$5,278
Non-cash restricted AFS investments acquired but not settled	$19,910	$—

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	June 30, 2025	December 31, 2024	June 30, 2024
Cash	$4,272	$3,951	$4,323
Restricted cash	117,658	131,684	138,891
Total	$121,930	$135,635	$143,214

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering large loans, small loans, and related payment and collateral protection insurance products. As of June 30, 2025, the Company operated under the name “Regional Finance” online and in branch locations in 19 states across the United States.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	June 30, 2025	December 31, 2024
Large loans	$1,413,367	$1,336,780
Small loans	546,997	555,755
Total	$1,960,364	$1,892,535

Net finance receivables included net deferred origination fees and costs of $15.2 million and $15.7 million as of June 30, 2025 and December 31, 2024, respectively.

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

Net finance receivables by product, FICO band at origination, and origination year as of June 30, 2025 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$61,849	$60,486	$24,169	$7,961	$2,431	$638	$157,534
2	38,023	36,680	11,593	3,600	797	115	90,808
3	61,290	60,591	21,942	9,639	1,882	125	155,469
4	79,418	83,951	32,797	15,329	2,866	198	214,559
5	88,855	94,212	36,521	17,245	4,217	263	241,313
6	207,548	209,574	90,782	37,461	7,810	509	553,684
Total	$536,983	$545,494	$217,804	$91,235	$20,003	$1,848	$1,413,367
Small Loans:
FICO Band
1	$52,150	$31,629	$4,873	$685	$110	$27	$89,474
2	22,163	15,521	2,246	233	13	2	40,178
3	35,051	24,944	3,323	310	25	3	63,656
4	39,704	32,516	4,373	339	23	7	76,962
5	41,023	39,326	5,980	343	20	2	86,694
6	87,545	89,649	12,302	509	22	6	190,033
Total	$277,636	$233,585	$33,097	$2,419	$213	$47	$546,997
Total Loans:
FICO Band
1	$113,999	$92,115	$29,042	$8,646	$2,541	$665	$247,008
2	60,186	52,201	13,839	3,833	810	117	130,986
3	96,341	85,535	25,265	9,949	1,907	128	219,125
4	119,122	116,467	37,170	15,668	2,889	205	291,521
5	129,878	133,538	42,501	17,588	4,237	265	328,007
6	295,093	299,223	103,084	37,970	7,832	515	743,717
Total	$814,619	$779,079	$250,901	$93,654	$20,216	$1,895	$1,960,364

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2024 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$86,776	$37,750	$12,457	$3,950	$793	$373	$142,099
2	55,211	19,464	6,171	1,602	173	92	82,713
3	90,642	35,777	16,579	4,224	339	59	147,620
4	125,867	52,564	25,521	6,140	570	100	210,762
5	137,243	58,604	28,564	8,148	784	36	233,379
6	300,714	140,149	62,303	15,514	1,464	63	520,207
Total	$796,453	$344,308	$151,595	$39,578	$4,123	$723	$1,336,780
Small Loans:
FICO Band
1	$67,809	$11,905	$1,737	$257	$40	$28	$81,776
2	32,851	5,799	755	61	4	2	39,472
3	52,846	9,456	1,061	76	4	2	63,445
4	67,200	12,903	1,161	94	9	7	81,374
5	75,458	16,882	1,500	69	3	3	93,915
6	160,551	32,671	2,462	80	5	4	195,773
Total	$456,715	$89,616	$8,676	$637	$65	$46	$555,755
Total Loans:
FICO Band
1	$154,585	$49,655	$14,194	$4,207	$833	$401	$223,875
2	88,062	25,263	6,926	1,663	177	94	122,185
3	143,488	45,233	17,640	4,300	343	61	211,065
4	193,067	65,467	26,682	6,234	579	107	292,136
5	212,701	75,486	30,064	8,217	787	39	327,294
6	461,265	172,820	64,765	15,594	1,469	67	715,980
Total	$1,253,168	$433,924	$160,271	$40,215	$4,188	$769	$1,892,535

Credit losses by product and origination year for the periods indicated are as follows:

	Six Months Ended June 30, 2025
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Total Credit Losses
Large loans	$222	$32,547	$25,552	$9,316	$2,348	$410	$70,395
Small loans	297	37,573	12,583	1,283	87	19	51,842
Total	$519	$70,120	$38,135	$10,599	$2,435	$429	$122,237

	Six Months Ended June 30, 2024
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Credit Losses
Large loans	$280	$33,165	$25,664	$7,228	$1,012	$319	$67,668
Small loans	364	30,172	8,707	828	45	22	40,138
Total	$644	$63,337	$34,371	$8,056	$1,057	$341	$107,806

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	June 30, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Current	$1,225,581	86.7%	$446,446	81.7%	$1,672,027	85.3%
1 to 29 days past due	111,096	7.9%	47,855	8.7%	158,951	8.1%
Delinquent accounts:
30 to 59 days	21,441	1.5%	13,921	2.6%	35,362	1.8%
60 to 89 days	17,247	1.2%	11,702	2.1%	28,949	1.5%
90 to 119 days	13,501	1.0%	8,847	1.6%	22,348	1.1%
120 to 149 days	12,826	0.9%	8,799	1.6%	21,625	1.1%
150 to 179 days	11,675	0.8%	9,427	1.7%	21,102	1.1%
Total delinquency	$76,690	5.4%	$52,696	9.6%	$129,386	6.6%
Total net finance receivables	$1,413,367	100.0%	$546,997	100.0%	$1,960,364	100.0%
Net finance receivables in nonaccrual status	$46,034	3.3%	$30,491	5.6%	$76,525	3.9%

	December 31, 2024
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Current	$1,139,070	85.2%	$451,311	81.2%	$1,590,381	84.0%
1 to 29 days past due	109,656	8.2%	46,656	8.4%	156,312	8.3%
Delinquent accounts:
30 to 59 days	22,909	1.7%	14,039	2.5%	36,948	1.9%
60 to 89 days	21,493	1.6%	13,749	2.5%	35,242	1.9%
90 to 119 days	16,609	1.3%	11,476	2.1%	28,085	1.5%
120 to 149 days	14,357	1.1%	9,630	1.7%	23,987	1.3%
150 to 179 days	12,686	0.9%	8,894	1.6%	21,580	1.1%
Total delinquency	$88,054	6.6%	$57,788	10.4%	$145,842	7.7%
Total net finance receivables	$1,336,780	100.0%	$555,755	100.0%	$1,892,535	100.0%
Net finance receivables in nonaccrual status	$54,228	4.1%	$34,602	6.2%	$88,830	4.7%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended June 30, 2025 and 2024, the Company reversed $7.1 million and $6.5 million of accrued interest as reductions of interest and fee income, respectively. The Company reversed $14.4 million and $11.6 million of accrued interest as reductions of interest and fee income for the six months ended June 30, 2025 and 2024, respectively.

The following are reconciliations of the allowance for credit losses by product for the periods indicated:

	As of and For the Three Months Ended June 30, 2025
Dollars in thousands	Large	Small	Total
Beginning balance	$134,411	$64,689	$199,100
Provision for credit losses	36,068	24,519	60,587
Credit losses	(34,640)	(25,888)	(60,528)
Recoveries	2,271	1,370	3,641
Ending balance	$138,110	$64,690	$202,800
Net finance receivables	$1,413,367	$546,997	$1,960,364
Allowance as percentage of net finance receivables	9.8%	11.8%	10.3%

	As of and For the Three Months Ended June 30, 2024
Dollars in thousands	Large	Small	Total
Beginning balance	$126,528	$60,572	$187,100
Provision for credit losses	31,493	22,309	53,802
Credit losses	(35,957)	(22,656)	(58,613)
Recoveries	1,914	1,197	3,111
Ending balance	$123,978	$61,422	$185,400
Net finance receivables	$1,266,032	$507,711	$1,773,743
Allowance as percentage of net finance receivables	9.8%	12.1%	10.5%

	As of and For the Six Months Ended June 30, 2025
Dollars in thousands	Large	Small	Total
Beginning balance	$133,506	$65,994	$199,500
Provision for credit losses	70,689	47,890	118,579
Credit losses	(70,395)	(51,842)	(122,237)
Recoveries	4,310	2,648	6,958
Ending balance	$138,110	$64,690	$202,800
Net finance receivables	$1,413,367	$546,997	$1,960,364
Allowance as percentage of net finance receivables	9.8%	11.8%	10.3%

	As of and For the Six Months Ended June 30, 2024
Dollars in thousands	Large	Small	Total
Beginning balance	$127,992	$59,408	$187,400
Provision for credit losses	60,148	40,077	100,225
Credit losses	(67,668)	(40,138)	(107,806)
Recoveries	3,506	2,075	5,581
Ending balance	$123,978	$61,422	$185,400
Net finance receivables	$1,266,032	$507,711	$1,773,743
Allowance as percentage of net finance receivables	9.8%	12.1%	10.5%

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

The information relating to modifications made to borrowers experiencing financial difficulty and their related percentage of applicable net finance receivables for the periods indicated are as follows:

	As of and for the Three Months Ended June 30, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$4,484	0.3%	$1,391	0.3%	$5,875	0.3%
Interest rate reduction & term extension	1,831	0.1%	425	0.1%	2,256	0.1%
Term extension	924	0.1%	125	—	1,049	0.1%
Principal forgiveness, interest rate reduction, & term extension	242	—	6	—	248	—
Total	$7,481	0.5%	$1,947	0.4%	$9,428	0.5%

	As of and for the Three Months Ended June 30, 2024
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$651	0.1%	$179	—	$830	—
Interest rate reduction & term extension	2,635	0.2%	461	0.1%	3,096	0.2%
Term extension	2,117	0.2%	438	0.1%	2,555	0.1%
Principal forgiveness, interest rate reduction, & term extension	162	—	7	—	169	—
Total	$5,565	0.4%	$1,085	0.2%	$6,650	0.4%

	As of and for the Six Months Ended June 30, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$9,536	0.7%	$3,134	0.6%	$12,670	0.6%
Interest rate reduction & term extension	4,111	0.3%	868	0.2%	4,979	0.3%
Term extension	1,008	0.1%	187	—	1,195	0.1%
Principal forgiveness, interest rate reduction, & term extension	406	—	16	—	422	—
Total	$15,061	1.1%	$4,205	0.8%	$19,266	1.0%

	As of and for the Six Months Ended June 30, 2024
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$699	0.1%	$181	—	$880	—
Interest rate reduction & term extension	6,111	0.5%	1,051	0.2%	7,162	0.4%
Term extension	2,496	0.2%	538	0.1%	3,034	0.2%
Principal forgiveness, interest rate reduction, & term extension	287	—	19	—	306	—
Total	$9,593	0.8%	$1,789	0.4%	$11,382	0.6%

The financial effects of the modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

Three Months Ended June 30, 2025
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 18.4%.
	Small loans	Reduced the weighted-average contractual interest rate by 28.8%.
Term extension	Large loans	Added a weighted-average 1.3 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.

Three Months Ended June 30, 2024
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 9.6%.
	Small loans	Reduced the weighted-average contractual interest rate by 17.6%.
Term extension	Large loans	Added a weighted-average 1.1 years to the life of loans.
	Small loans	Added a weighted-average 1.0 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.

Six Months Ended June 30, 2025
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 18.4%.
	Small loans	Reduced the weighted-average contractual interest rate by 29.3%.
Term extension	Large loans	Added a weighted-average 1.4 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.6 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.2 million.

Six Months Ended June 30, 2024
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 8.4%.
	Small loans	Reduced the weighted-average contractual interest rate by 15.5%.
Term extension	Large loans	Added a weighted-average 1.3 years to the life of loans.
	Small loans	Added a weighted-average 1.2 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.6 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.3 million.

The following tables provide the amortized cost basis for modifications made to borrowers experiencing financial difficulty within the previous twelve months that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the periods indicated are as follows:

	As of and for the Three Months Ended June 30, 2025
Dollars in thousands	Large	Small	Total
Interest rate reduction	$1,924	$852	$2,776
Interest rate reduction & term extension	678	152	830
Term extension	68	18	86
Principal forgiveness, interest rate reduction, & term extension	63	—	63
Total	$2,733	$1,022	$3,755

	As of and for the Three Months Ended June 30, 2024
Dollars in thousands	Large	Small	Total
Interest rate reduction & term extension	$1,141	$235	$1,376
Term extension	45	15	60
Principal forgiveness, interest rate reduction, & term extension	26	—	26
Total	$1,212	$250	$1,462

	As of and for the Six Months Ended June 30, 2025
Dollars in thousands	Large	Small	Total
Interest rate reduction	$2,396	$977	$3,373
Interest rate reduction & term extension	863	176	1,039
Term extension	106	24	130
Principal forgiveness, interest rate reduction, & term extension	81	—	81
Total	$3,446	$1,177	$4,623

	As of and for the Six Months Ended June 30, 2024
Dollars in thousands	Large	Small	Total
Interest rate reduction & term extension	$1,453	$278	$1,731
Term extension	53	16	69
Principal forgiveness, interest rate reduction, & term extension	27	4	31
Total	$1,533	$298	$1,831

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty within the previous twelve months for the periods indicated are as follows:

	June 30, 2025
Dollars in thousands	Large	Small	Total
Current	$16,807	$3,944	$20,751
30 - 89 days past due	3,035	1,084	4,119
90+ days past due	1,845	823	2,668
Total (1)	$21,687	$5,851	$27,538

(1) Excludes modified finance receivables that subsequently charged off of $2.4 million and $0.8 million in large and small loans, respectively.

	June 30, 2024
Dollars in thousands	Large	Small	Total
Current	$12,113	$2,071	$14,184
30 - 89 days past due	2,000	387	2,387
90+ days past due	1,066	253	1,319
Total (1)	$15,179	$2,711	$17,890

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

Note 4. Restricted Available-for-Sale Investments

The following tables reconcile the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted AFS investments as of the periods indicated:

	June 30, 2025
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$22,124	$—	$(2)	$22,122

	December 31, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$21,633	$92	$(13)	$21,712

The following tables include the gross unrealized losses and estimated fair values of restricted AFS investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$2,212	$(2)	$—	$—	$2,212	$(2)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$2,205	$(13)	$—	$—	$2,205	$(13)

The restricted AFS investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $13 thousand as of both June 30, 2025 and December 31, 2024. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted AFS investments.

The following table includes the amortized cost and estimated fair values of restricted AFS investments by contractual maturity as of the period indicated:

	June 30, 2025
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$19,910	$19,910
Due within one year to five years	2,214	2,212
Due within five years to ten years	—	—
Due after ten years	—	—
Total	$22,124	$22,122

The Company had no gross realized gains or losses during the three and six months ended June 30, 2025 and 2024, respectively. For additional information on the Company's restricted AFS investments, see Note 8, "Disclosure About Fair Value of Financial Instruments."

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $83.6 million and $117.1 million as of June 30, 2025 and December 31, 2024, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

The following table presents the assets and liabilities of our consolidated VIEs:

Dollars in thousands	June 30, 2025	December 31, 2024
Assets
Cash	$381	$378
Net finance receivables	1,461,658	1,317,604
Allowance for credit losses	(148,872)	(136,850)
Restricted cash	96,958	130,970
Other assets	3,194	3,078
Total assets	$1,413,319	$1,315,180
Liabilities
Net debt	$1,336,929	$1,253,096
Other liabilities	21	19
Total liabilities	$1,336,950	$1,253,115

Note 6. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	June 30, 2025			December 31, 2024
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Revolving credit facilities	$247,914	$(184)	$247,730	$315,904	$(437)	$315,467
Securitizations	1,261,219	(6,678)	1,254,541	1,162,432	(5,901)	1,156,531
Total	$1,509,133	$(6,862)	$1,502,271	$1,478,336	$(6,338)	$1,471,998
Unused amount of revolving credit facilities (subject to borrowing base)	$533,778			$466,164

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. These credit facilities had $2.5 million and $2.2 million in such costs as of June 30, 2025 and December 31, 2024, respectively.

Revolving credit facilities: The Company’s revolving credit facilities are secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. The Company pays unused commitment fees on its revolving credit facilities, generally based upon the average outstanding balance. As of June 30, 2025, the Company held $4.3 million in unrestricted cash. The Company had $117.3 million of immediate available liquidity to draw down cash under the senior revolving credit facility and had no immediate availability to draw down cash under any of its revolving warehouse credit facilities as of June 30, 2025; however, each of the Company’s revolving warehouse credit facilities holds restricted cash reserves to satisfy provisions of its respective credit agreement.

The following table includes the key terms under each of the Company’s revolving credit facilities as of June 30, 2025:

Dollars in thousands	Total Credit Facility	Debt Balance	Restricted Cash Reserves	Advance Rate Cap	Current Advance Rate	Unused Commitment Fee	Revolving Period End Date	Maturity Date
Senior	$355,000	$165,526	$—	83%	67%	0.5% - 1.0%	N/A	Sep 2025
RMR IV warehouse (1)	125,000	11,981	151	79%	79%	0.5%	May 2026	May 2027
RMR V warehouse	100,000	21,296	132	80%	80%	0.4% - 0.7%	Nov 2026	Nov 2027
RMR VI warehouse	75,000	27,813	184	75%	75%	0.5%	Feb 2027	Feb 2028
RMR VII warehouse	125,000	21,298	139	76%	76%	0.4% - 0.7%	N/A	Oct 2026
Total	$780,000	$247,914	$606

(1) Following a May 2025 amendment, the revolving period end date is now May 2026 (previously May 2025), the maturity date is now May 2027 (previously May 2026), and the unused commitment fee is now 0.5% (previously ranging between 0.4% - 0.7%).

Borrowings under the revolving credit facilities bear interest, payable monthly, at a rate equal to the sum of any applicable floor, benchmark adjustment, margin, and the market rate of each respective rate type that was effective as of June 30, 2025 (as follows):

	Floor	Benchmark Adjustment	Margin	Rate Type	Effective Interest Rate
Senior	0.5%	0.1%	3.0%	1-month SOFR	7.4%
RMR IV warehouse (1)	—	—	2.3%	1-month SOFR	6.6%
RMR V warehouse	—	—	2.1%	Conduit	6.7%
RMR VI warehouse	—	—	2.1%	1-month SOFR	6.4%
RMR VII warehouse	—	—	2.4%	1-month SOFR	6.7%

(1) Following a May 2025 amendment, the benchmark adjustment has been removed (previously 0.1%), and the margin is now 2.3% (previously 2.8%).

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

The following table includes the key terms under each of the Company’s securitizations as of June 30, 2025:

Dollars in thousands	Issue Date	Issue Amount	Debt Balance	Restricted Cash Reserves	Effective Interest Rate	Revolving Period End Date	Maturity Date
RMIT 2021-1	Feb 2021	$248,700	$54,385	$2,604	3.5%	Feb 2024	Mar 2031
RMIT 2021-2	Jul 2021	200,000	200,192	2,083	2.3%	Jul 2026	Aug 2033
RMIT 2021-3	Oct 2021	125,000	125,202	1,471	3.9%	Sep 2026	Oct 2033
RMIT 2022-1	Feb 2022	250,000	177,511	2,646	3.8%	Feb 2025	Mar 2032
RMIT 2024-1	Jun 2024	187,305	187,787	1,078	6.2%	May 2027	Jul 2036
RMIT 2024-2	Nov 2024	250,000	250,557	1,418	5.3%	Nov 2026	Dec 2033
RMIT 2025-1	Mar 2025	265,000	265,585	1,489	5.3%	Mar 2027	Apr 2034
Total		$1,526,005	$1,261,219	$12,789

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of June 30, 2025, the Company was in compliance with all debt covenants.

Note 7. Stockholders’ Equity

Stock repurchase program: In December 2024, the Company announced that the Board had authorized a $30 million stock repurchase program. The authorization was effective immediately and extends through December 31, 2026. As of June 30, 2025, under this repurchase program, the Company had repurchased 0.5 million shares of common stock at a total cost of $15.1 million, including commissions and estimated excise taxes.

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividends declared per common share	$0.30	$0.30	$0.60	$0.60

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	June 30, 2025		December 31, 2024
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$4,272	$4,272	$3,951	$3,951
Restricted cash	117,658	117,658	131,684	131,684
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,708,518	1,742,718	1,644,967	1,695,325
Liabilities
Level 3
Debt	1,509,133	1,481,788	1,478,336	1,428,607

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	June 30, 2025		December 31, 2024
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2
Restricted AFS investments	$22,122	$22,122	$21,712	$21,712

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

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2025	2024	2025	2024
Provision for corporate taxes	$3,322	$2,814	$5,548	$7,600
Discrete tax (benefits) deficiencies	22	(37)	(50)	(95)
Total	$3,344	$2,777	$5,498	$7,505

Note 10. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2025	2024	2025	2024
Numerator:
Net income	$10,140	$8,445	$17,147	$23,650
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,504	9,613	9,556	9,591
Effect of dilutive securities	339	250	378	214
Weighted-average shares adjusted for dilutive securities	9,843	9,863	9,934	9,805
Earnings per share:
Basic	$1.07	$0.88	$1.79	$2.47
Diluted	$1.03	$0.86	$1.73	$2.41

The Company excluded outstanding shares of common stock totaling 0.1 million and 0.4 million for the three months ended June 30, 2025 and 2024, respectively, and 0.1 million and 0.4 million for the six months ended June 30, 2025 and 2024, respectively, from the computation of diluted earnings per share because they were anti-dilutive.

Note 11. Share-Based Compensation

The Company previously adopted the 2015 Plan (including re-approval as amended and restated in April 2017 and May 2021). On May 16, 2024, the stockholders of the Company approved the 2024 Plan. As of June 30, 2025, subject to adjustments as provided in the 2024 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2024 Plan could not exceed the sum of (i) 381,000 shares plus (ii) any shares remaining available for the grant of awards as of May 16, 2024 under the 2015 Plan, plus (iii) any shares subject to an award granted under the 2015 Plan which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason after May 16, 2024 without the issuance of shares or pursuant to which such shares are forfeited (subject to adjustment for anti-dilution purposes as provided in the 2024 Plan). Of the amount described in the preceding sentence, no more than 381,000 shares may be issued under the 2024 Plan pursuant to the grant of incentive stock options (subject to adjustment for anti-dilution purposes). As of May 16, 2024, there were 1.0 million shares available for grant under the 2024 Plan, inclusive of shares previously available for grant under the 2015 Plan that were rolled over to the 2024 Plan. No further grants will be made under the 2015 Plan. However, awards that are outstanding under the 2015 Plan will continue in accordance with their respective terms. As of June 30, 2025, there were 0.2 million shares available for grant under the 2024 Plan.

For the three months ended June 30, 2025 and 2024, the Company recorded share-based compensation expense of $2.8 million and $3.3 million, respectively. The Company recorded $6.3 million and $5.1 million in share-based compensation expense for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, unrecognized share-based compensation expense to be recognized over future periods approximated $17.0 million. This amount will be recognized as expense over a weighted-average period of 1.9 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards. During the three and six months ended June 30, 2025, share-based compensation of $0.1 million and $0.2 million was capitalized as software, respectively. There was no capitalization of share-based compensation during the three and six months ended June 30, 2024.

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

The following table summarizes the stock option activity for the six months ended June 30, 2025:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of period	444	$23.65
Granted	—	—
Exercised	(23)	18.13
Forfeited	—	—
Expired	—	—
Options outstanding at end of period	421	$23.94	4.1	$2,383
Options exercisable at end of period	421	$23.94	4.1	$2,383

The following table provides additional stock option information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2025	2024	2025	2024
Weighted-average grant date fair value per share	$—	$—	$—	$—
Intrinsic value of options exercised	$—	$—	$401	$—
Fair value of stock options that vested	$—	$—	$—	$—

Performance restricted stock units: Compensation expense for PRSUs is based on the fair value of the award estimated on the grant date using the Monte Carlo valuation model. The following are the weighted-average assumptions for the PRSU grants for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Expected volatility	42.0%	42.5%
Expected dividends	—	2.3%
Risk-free rate	4.0%	5.2%
Discount for post-vesting restrictions	11.8%	9.2%

The following table summarizes PRSU activity for the six months ended June 30, 2025:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at beginning of period	311	$33.93
Granted	135	25.90
Achieved performance adjustment	(24)	52.07
Vested	(43)	52.07
Forfeited	—	—
Non-vested units at end of period	379	$27.86

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per unit amounts	2025	2024	2025	2024
Weighted-average grant date fair value per unit	$—	$26.21	$25.90	$26.21
Fair value of PRSUs that vested	$—	$—	$2,237	$—

Performance-contingent restricted stock units: Compensation expense for performance-contingent RSUs was based on the Company’s closing stock price on the date of grant and the probability that certain financial goals would be achieved over the performance period. Compensation expense was estimated based on expected performance and was adjusted at each reporting period.

There was no performance-contingent RSU balance or activity for the six months ended June 30, 2025.

The following table provides additional performance-contingent RSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per unit amounts	2025	2024	2025	2024
Weighted-average grant date fair value per unit	$—	$—	$—	$—
Fair value of RSUs that vested	$—	$1,371	$—	$1,371

Restricted stock units: The fair value and compensation expense of the primary portion of the Company’s service-based RSUs are calculated using the Company’s closing stock price on the date of grant. These RSUs include RSUs granted pursuant to the Company’s LTIP.

The following table summarizes service-based RSU activity for the six months ended June 30, 2025:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at beginning of period	35	$28.20
Granted	51	29.74
Vested	—	—
Forfeited	—	—
Non-vested units at end of period	86	$29.10

The following table provides additional service-based RSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per unit amounts	2025	2024	2025	2024
Weighted-average grant date fair value per unit	$—	$28.20	$29.74	$28.20
Fair value of RSUs that vested	$—	$—	$—	$—

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

The following table summarizes RSA activity for the six months ended June 30, 2025:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at beginning of period	334	$28.80
Granted	258	29.22
Vested	(37)	27.24
Forfeited	(6)	29.02
Non-vested shares at end of period	549	$29.10

The following table provides additional RSA information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2025	2024	2025	2024
Weighted-average grant date fair value per share	$26.52	$28.04	$29.22	$28.51
Fair value of RSAs that vested	$981	$932	$999	$990

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

Note 13. Segment Reporting

The Company has one reportable segment: consumer finance. Consolidated net income is the measure used by the CODM in evaluating the segment profit or loss of the Company. The CODM either reviews or is otherwise regularly provided with amounts for the following measures in the Company’s financial results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2025	2024	2025	2024
Interest income	$130,244	$118,658	$257,013	$238,554
Fee income	10,451	9,240	20,235	18,162
Insurance income, net	11,499	10,507	22,796	21,481
Other income	5,248	4,620	10,365	9,136
Provision for credit losses	60,587	53,802	118,579	100,225
Share-based compensation expense	2,798	3,268	6,299	5,100
Depreciation and amortization expense	2,397	2,287	4,697	4,533
Interest expense	20,426	17,865	40,197	35,369
Income tax expense	3,344	2,777	5,498	7,505

As part of the CODM’s review and evaluation process for allocating resources, the CODM is provided with consolidated expenses and total assets as noted on the face of the Company’s Consolidated Statements of Comprehensive Income and Consolidated Balance Sheets, respectively.

The Company’s balance sheet expenditures for long-lived assets either reviewed by the CODM or otherwise regularly provided to the CODM are included in the Company’s Consolidated Statements of Cash Flows. These expenditures are represented as “Purchases of intangible assets,” “Purchases of property and equipment,” and “Operating leases paid” within the referenced statements.

Note 14. Subsequent Events

Quarterly cash dividend: In July 2025, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on September 10, 2025 to shareholders of record at the close of business on August 20, 2025. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (which was filed with the SEC on February 21, 2025), our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (which was filed with the SEC on May 2, 2025), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of June 30, 2025, we operate under the name “Regional Finance” online and in 352 branch locations in 19 states across the United States, serving 579,100 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

•
Large Loans (>$2,500) – As of June 30, 2025, we had 268.5 thousand large installment loans outstanding, representing $1.4 billion in net finance receivables. This included 72.8 thousand large loan convenience checks, representing $209.6 million in net finance receivables.
•
Small Loans (≤$2,500) – As of June 30, 2025, we had 310.7 thousand small installment loans outstanding, representing $547.0 million in net finance receivables. This included 167.1 thousand small loan convenience checks, representing $259.9 million in net finance receivables.
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

We continue to execute our barbell strategy of growth in our higher-margin loan portfolio while balancing the associated risk with growth in our high-quality, auto-secured loan portfolio. Our portfolio of loans with an annual percentage rate greater than 36% grew by $49.8 million to 18.1% of the portfolio, while our auto-secured loan portfolio grew by $66.2 million to 12.5% of the portfolio.

Our allowance for credit losses was 10.3% of net finance receivables as of June 30, 2025. Going forward, macroeconomic conditions may necessitate changes to the macroeconomic assumptions within our forecast and to our credit loss performance outlook, either of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We have proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of June 30, 2025, we had $121.6 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. In addition, we had $533.8 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of June 30, 2025. We believe our liquidity position provides substantial runway to support the fundamental operations of our business and to fund future growth.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of June 30, 2025, representing 84% of our total debt.

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

Other Income. Our other income consists of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment, interest income from restricted cash, commissions earned from the sale of club membership products, and investment income from restricted AFS securities.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized):

	2Q 25		2Q 24		YTD 25		YTD 24
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$140,695	29.4%	$127,898	29.3%	$277,248	29.2%	$256,716	29.3%
Insurance income, net	11,499	2.4%	10,507	2.4%	22,796	2.4%	21,481	2.4%
Other income	5,248	1.1%	4,620	1.0%	10,365	1.1%	9,136	1.1%
Total revenue	157,442	32.9%	143,025	32.7%	310,409	32.7%	287,333	32.8%
Expenses
Provision for credit losses	60,587	12.7%	53,802	12.3%	118,579	12.5%	100,225	11.4%

Personnel	38,584	8.1%	37,097	8.5%	79,726	8.4%	74,917	8.5%
Occupancy	6,911	1.4%	6,149	1.4%	13,817	1.5%	12,524	1.4%
Marketing	5,059	1.1%	4,836	1.1%	10,465	1.1%	9,151	1.0%
Other	12,391	2.6%	12,054	2.8%	24,980	2.6%	23,992	2.9%
Total general and administrative	62,945	13.2%	60,136	13.8%	128,988	13.6%	120,584	13.8%

Interest expense	20,426	4.2%	17,865	4.0%	40,197	4.2%	35,369	4.0%
Income before income taxes	13,484	2.8%	11,222	2.6%	22,645	2.4%	31,155	3.6%
Income taxes	3,344	0.7%	2,777	0.7%	5,498	0.6%	7,505	0.9%
Net income	$10,140	2.1%	$8,445	1.9%	$17,147	1.8%	$23,650	2.7%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results:

	Income Statement Quarterly Trend
In thousands, except per share amounts	2Q 24	3Q 24	4Q 24	1Q 25	2Q 25	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$127,898	$133,932	$138,246	$136,553	$140,695	$4,142	$12,797
Insurance income, net	10,507	7,422	11,792	11,297	11,499	202	992
Other income	4,620	4,984	4,794	5,117	5,248	131	628
Total revenue	143,025	146,338	154,832	152,967	157,442	4,475	14,417
Expenses
Provision for credit losses	53,802	54,349	57,626	57,992	60,587	(2,595)	(6,785)

Personnel	37,097	38,323	40,549	41,142	38,584	2,558	(1,487)
Occupancy	6,149	6,551	6,748	6,906	6,911	(5)	(762)
Marketing	4,836	5,078	4,777	5,406	5,059	347	(223)
Other	12,054	12,516	12,572	12,589	12,391	198	(337)
Total general and administrative	60,136	62,468	64,646	66,043	62,945	3,098	(2,809)

Interest expense	17,865	19,356	19,805	19,771	20,426	(655)	(2,561)
Income before income taxes	11,222	10,165	12,755	9,161	13,484	4,323	2,262
Income taxes	2,777	2,502	2,841	2,154	3,344	(1,190)	(567)
Net income	$8,445	$7,663	$9,914	$7,007	$10,140	$3,133	$1,695
Net income per common share:
Basic	$0.88	$0.79	$1.02	$0.73	$1.07	$0.34	$0.19
Diluted	$0.86	$0.76	$0.98	$0.70	$1.03	$0.33	$0.17
Weighted-average shares outstanding:
Basic	9,613	9,683	9,691	9,610	9,504	106	109
Diluted	9,863	10,090	10,128	10,025	9,843	182	20

	Balance Sheet & Other Key Metrics Quarterly Trends
	2Q 24	3Q 24	4Q 24	1Q 25	2Q 25	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,789,052	$1,821,831	$1,909,109	$1,900,683	$1,967,131	$66,448	$178,079
Net finance receivables	$1,773,743	$1,819,756	$1,892,535	$1,890,351	$1,960,364	$70,013	$186,621
Allowance for credit losses	$185,400	$192,100	$199,500	$199,100	$202,800	$3,700	$17,400
Debt	$1,378,449	$1,395,892	$1,478,336	$1,477,860	$1,509,133	$31,273	$130,684
Interest and fee yield (annualized)	29.3%	29.9%	29.8%	28.9%	29.4%	0.5%	0.1%
Efficiency ratio	42.0%	42.7%	41.8%	43.2%	40.0%	(3.2)%	(2.0)%
Operating expense ratio	13.8%	13.9%	14.0%	14.0%	13.2%	(0.8)%	(0.6)%
Delinquency rate	6.9%	6.9%	7.7%	7.1%	6.6%	(0.5)%	(0.3)%
Net credit loss rate	12.7%	10.6%	10.8%	12.4%	11.9%	(0.5)%	(0.8)%
Book value per share	$33.96	$34.72	$35.67	$35.48	$36.43	$0.95	$2.47

Comparison of June 30, 2025, versus June 30, 2024

The following discussion and table describe the changes in finance receivables by product type:

•
Large Loans (>$2,500) – Large loans outstanding increased by $147.3 million, or 11.6%, to over $1.4 billion as of the period ending June 30, 2025, compared to the period ended June 30, 2024. The increase was due to growth in our auto-secured loan portfolio, the growth of receivables in branches opened during 2024 and 2025, and the transition of small loan customers to large loans.
•
Small Loans (≤$2,500) – Small loans outstanding increased by $39.3 million, or 7.7%, to $547.0 million at June 30, 2025, from $507.7 million at June 30, 2024. The increase was due to marketing, growth in our higher-margin loan portfolio, and growth of receivables in branches opened during 2024 and 2025, partially offset by the transition of small loan customers to large loans.

	Net Finance Receivables by Product
Dollars in thousands	2Q 25	2Q 24	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$1,413,367	$1,266,032	$147,335	11.6%
Small loans	546,997	507,711	39,286	7.7%
Total	$1,960,364	$1,773,743	$186,621	10.5%
Number of branches	352	343	9	2.6%
Net finance receivables per branch	$5,569	$5,171	$398	7.7%

Comparison of the Three Months Ended June 30, 2025, versus the Three Months Ended June 30, 2024

Net Income. Net income increased $1.7 million, or 20.1%, to $10.1 million during the three months ended June 30, 2025, from $8.4 million during the prior-year period. The change in net income is explained in greater detail below.

Revenue. Total revenue increased $14.4 million, or 10.1%, to $157.4 million during the three months ended June 30, 2025, from $143.0 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $12.8 million, or 10.0%, to $140.7 million during the three months ended June 30, 2025, from $127.9 million during the prior-year period. The increase was primarily due to a 9.4% increase in average net finance receivables and a 0.1% increase in annualized average yield. The increase in yield was primarily due to improved credit performance.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Three Months Ended			Average Yields for the Three Months Ended (1)
Dollars in thousands	2Q 25	2Q 24	YoY % Inc (Dec)	2Q 25	2Q 24	YoY Inc (Dec)
Large loans	$1,372,783	$1,255,729	9.3%	26.6%	26.1%	0.5%
Small loans	540,106	493,048	9.5%	36.5%	37.2%	(0.7)%
Total	$1,912,889	$1,748,777	9.4%	29.4%	29.3%	0.1%

(1) Annualized interest and fee income as a percentage of average net finance receivables.

Total originations increased to $510.3 million during the three months ended June 30, 2025, from $426.1 million during the prior-year period. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Three Months Ended
Dollars in thousands	2Q 25	2Q 24	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$336,473	$254,779	$81,694	32.1%
Small loans	173,856	171,282	2,574	1.5%
Total	$510,329	$426,061	$84,268	19.8%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income 2Q 25 Compared to 2Q 24 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$7,644	$1,654	$154	$9,452
Small loans	4,380	(945)	(90)	3,345
Product mix	(22)	17	5	—
Total	$12,002	$726	$69	$12,797

Insurance Income, Net. Insurance income, net increased $1.0 million, or 9.4% to $11.5 million during the three months ended June 30, 2025, from $10.5 million during the prior-year period. During both the three months ended June 30, 2025 and 2024, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. During both the three months ended June 30, 2025 and 2024, life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Three Months Ended
Dollars in thousands	2Q 25	2Q 24	YoY $ B(W)	YoY % B(W)
Earned premiums	$14,278	$13,901	$377	2.7%
Claims, reserves, and certain direct expenses	(2,779)	(3,394)	615	18.1%
Insurance income, net	$11,499	$10,507	$992	9.4%

Earned premiums increased by $0.4 million, and claims, reserves, and certain direct expenses decreased by $0.6 million, in each case compared to the prior-year period. The increase in insurance premiums was primarily due to an increase in personal property insurance premiums. The decrease in claims, reserves, and direct expenses was primarily due to a release in personal property insurance reserves related to hurricane activity in the prior-year.

Other Income. Other income increased $0.6 million, or 13.6%, to $5.2 million during the three months ended June 30, 2025, from $4.6 million during the prior-year period, primarily due to an increase in sales of our club membership products of $0.6 million.

Provision for Credit Losses. Our provision for credit losses increased $6.8 million, or 12.6%, to $60.6 million during the three months ended June 30, 2025, from $53.8 million during the prior-year period. The increase was due to an increase in net credit losses of $1.4 million and the change in provision expense of $5.4 million, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the three months ended June 30, 2025 and 2024, the allowance for credit losses included a build of $3.7 million and a release of $1.7 million, respectively. The allowance for credit losses as a percentage of net finance receivables decreased to 10.3% as of June 30, 2025, from 10.5% as of June 30, 2024 from a release of remaining hurricane reserves as related losses impacted net credit losses in the current quarter.

Net Credit Losses. Net credit losses increased $1.4 million, or 2.5%, to $56.9 million during the three months ended June 30, 2025, from $55.5 million during the prior-year period. The net credit loss rate was 11.9% during the three months ended June 30, 2025, compared to 12.7% during the prior-year period. This 80 basis point improvement was due to credit tightening and effective portfolio management.

Delinquency Performance. Our delinquency rate improved to 6.6% as of June 30, 2025, from 6.9% during the prior-year period, reflecting the overall improved credit quality and performance of our portfolio.

The following tables include delinquency balances by aging category and by product:

	Contractual Delinquency by Aging
Dollars in thousands	2Q 25		2Q 24
Current	$1,672,027	85.3%	$1,497,219	84.4%
1 to 29 days past due	158,951	8.1%	153,788	8.7%
Delinquent accounts:
30 to 59 days	35,362	1.8%	34,924	1.9%
60 to 89 days	28,949	1.5%	27,689	1.6%
90 to 119 days	22,348	1.1%	21,607	1.2%
120 to 149 days	21,625	1.1%	19,333	1.1%
150 to 179 days	21,102	1.1%	19,183	1.1%
Total delinquency	$129,386	6.6%	$122,736	6.9%
Total net finance receivables	$1,960,364	100.0%	$1,773,743	100.0%

	Contractual Delinquency by Product
Dollars in thousands	2Q 25		2Q 24
Large loans	$76,690	5.4%	$76,432	6.0%
Small loans	52,696	9.6%	46,304	9.1%
Total	$129,386	6.6%	$122,736	6.9%

General and Administrative Expenses. Our general and administrative expenses increased $2.8 million, or 4.7%, to $62.9 million during the three months ended June 30, 2025, from $60.1 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $1.5 million, or 4.0%, to $38.6 million during the three months ended June 30, 2025, from $37.1 million during the prior-year period. The increase was driven by increased labor costs of $2.2 million to support growth, including staffing 17 new branches since the prior-year period. This increase was partially offset by higher capitalized loan origination costs, which reduce personnel expenses, of $0.7 million.

Occupancy. Occupancy expenses increased $0.8 million, or 12.4%, to $6.9 million during the three months ended June 30, 2025, from $6.1 million during the prior-year period primarily due to increased rent expense of $0.6 million, inclusive of expenses associated with opening 17 new branches since the prior-year period.

Marketing. Marketing expenses increased $0.2 million, or 4.6%, to $5.1 million during the three months ended June 30, 2025, from $4.8 million during the prior-year period due to increased digital marketing and direct mail activity of $0.2 million to support growth in our legacy and new branch markets.

Other Expenses. Other expenses increased $0.3 million, or 2.8%, to $12.4 million during the three months ended June 30, 2025, from $12.1 million during the prior-year period. We often experience increases in other expenses including legal expenses, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our operating expense ratio decreased by 0.6% to 13.2% during the three months ended June 30, 2025, from 13.8% during the prior-year period.

Interest Expense. Interest expense increased $2.6 million, or 14.3%, to $20.4 million during the three months ended June 30, 2025, from $17.9 million during the prior-year period. The increase was primarily due to an increase in our cost of funds as well as an increase in the average balance of our debt facilities. Our cost of funds increased 0.2% to 4.2% during the three months ended June 30, 2025, from 4.0% during the prior-year period. The average balance of our debt facilities increased to $1.5 billion during the three months ended June 30, 2025, from $1.4 billion during the prior-year period.

Income Taxes. Income taxes increased $0.6 million, or 20.4%, to $3.3 million during the three months ended June 30, 2025, from $2.8 million during the prior-year period. The increase was primarily due to a $2.3 million increase in income before income taxes compared to the prior-year period. Our effective tax rates were 24.8% and 24.7% for the three months ended June 30, 2025 and 2024, respectively.

Comparison of the Six Months Ended June 30, 2025, versus the Six Months Ended June 30, 2024

Net Income. Net income decreased $6.5 million, or 27.5%, to $17.1 million during the six months ended June 30, 2025, from $23.7 million during the prior-year period. The change in net income is explained in greater detail below.

Revenue. Total revenue increased $23.1 million, or 8.0%, to $310.4 million during the six months ended June 30, 2025, from $287.3 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $20.5 million, or 8.0%, to $277.2 million during the six months ended June 30, 2025, from $256.7 million during the prior-year period. The increase was primarily due to an 8.4% increase in average net finance receivables. Annualized average yield decreased by 0.1% primarily due to the estimated 30 basis point benefit in the prior-year period related to the fourth quarter 2023 loan sale, partially offset by improved credit performance. The six months ended June 30, 2024 included reductions in revenue reversals of an estimated $1.7 million attributable to the fourth quarter 2023 loan sale.

The following table sets forth the average net finance receivables balance and average yield for our loan products:

	Average Net Finance Receivables for the Six Months Ended			Average Yields for the Six Months Ended (1)
Dollars in thousands	YTD 25	YTD 24	YoY % Inc (Dec)	YTD 25	YTD 24	YoY Inc (Dec)
Large loans	$1,356,543	$1,259,611	7.7%	26.4%	26.1%	0.3%
Small loans	544,520	494,149	10.2%	36.2%	37.5%	(1.3)%
Total	$1,901,063	$1,753,760	8.4%	29.2%	29.3%	(0.1)%

(1) Annualized interest and fee income as a percentage of average net finance receivables.

Total originations increased to $902.4 million during the six months ended June 30, 2025, from $752.4 million during the prior-year period. The following table represents the principal balance of loans originated and refinanced:

	Loans Originated for the Six Months Ended
Dollars in thousands	YTD 25	YTD 24	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$578,282	$439,853	$138,429	31.5%
Small loans	324,167	312,563	11,604	3.7%
Total	$902,449	$752,416	$150,033	19.9%

The following table summarizes the components of the increase in interest and fee income:

	Components of Increase in Interest and Fee Income YTD 25 Compared to YTD 24 Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$12,633	$1,864	$143	$14,640
Small loans	9,435	(3,215)	(328)	5,892
Product mix	(506)	401	105	—
Total	$21,562	$(950)	$(80)	$20,532

Insurance Income, Net. Insurance income, net increased $1.3 million, or 6.1% to $22.8 million during the six months ended June 30, 2025, from $21.5 million during the prior-year period. During both the six months ended June 30, 2025 and 2024, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. During both the six months ended June 30, 2025 and 2024, life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net:

	Insurance Premiums and Direct Expenses for the Six Months Ended
Dollars in thousands	YTD 25	YTD 24	YoY $ B(W)	YoY % B(W)
Earned premiums	$28,641	$28,400	$241	0.8%
Claims, reserves, and certain direct expenses	(5,845)	(6,919)	1,074	15.5%
Insurance income, net	$22,796	$21,481	$1,315	6.1%

Earned premiums increased by $0.2 million, and claims, reserves, and certain direct expenses decreased by $1.1 million, in each case compared to the prior-year period. The increase in insurance premiums was primarily due to increases in personal property insurance premiums and life insurance premiums. The decrease in claims, reserves, and direct expenses was primarily due to a release in personal property insurance reserves related to hurricane activity in the prior-year.

Other Income. Other income increased $1.2 million, or 13.5%, to $10.4 million during the six months ended June 30, 2025, from $9.1 million during the prior-year period, primarily due to an increase in sales of our club membership products of $1.0 million, higher late charges of $0.6 million associated with portfolio growth and higher investment income from securities of $0.1 million, partially offset by a decrease in interest income of $0.6 million from lower restricted cash requirements.

Provision for Credit Losses. Our provision for credit losses increased $18.4 million, or 18.3%, to $118.6 million during the six months ended June 30, 2025, from $100.2 million during the prior-year period. The increase was due to an increase in net credit losses of $13.1 million and the change in provision expense of $5.3 million, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the six months ended June 30, 2025 and 2024, the allowance for credit losses included a build of $3.3 million and a release of $2.0 million, respectively. The allowance for credit losses as a percentage of net finance receivables decreased to 10.3% as of June 30, 2025, from 10.5% as of June 30, 2024 due to a release of remaining hurricane reserves as related losses impacted net credit losses in the current year.

Net Credit Losses. Net credit losses increased $13.1 million, or 12.8%, to $115.3 million during the six months ended June 30, 2025, from $102.2 million during the prior-year period. Our net credit losses during the prior-year period were inclusive of an estimated $12.2 million benefit from accelerated charge-offs in the fourth quarter of 2023 attributable to the fourth quarter 2023 loan sale. The net credit loss rate was 12.1% during the six months ended June 30, 2025, compared to 11.7% during the prior-year period. Our net credit loss ratio during the six months ended June 30, 2024 was inclusive of an estimated 130 basis point benefit related to the fourth quarter 2023 loan sale.

Delinquency Performance. Our delinquency rate improved to 6.6% as of June 30, 2025, from 6.9% during the prior-year period, reflecting the overall improved credit quality and performance of our portfolio due to credit tightening and effective portfolio management.

General and Administrative Expenses. Our general and administrative expenses increased $8.4 million, or 7.0%, to $129.0 million during the six months ended June 30, 2025, from $120.6 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $4.8 million, or 6.4%, to $79.7 million during the six months ended June 30, 2025, from $74.9 million during the prior-year period. The increase was primarily driven by an increase in labor costs of $3.8 million, including staffing 17 new branches since the prior-year period, and increased incentive costs of $1.9 million due to a change in expense timing. This increase was partially offset by higher capitalized loan origination costs, which reduce personnel expenses, of $1.3 million.

Occupancy. Occupancy expenses increased $1.3 million, or 10.3%, to $13.8 million during the six months ended June 30, 2025, from $12.5 million during the prior-year period primarily due to increased rent expense of $1.0 million, inclusive of rent expenses associated with opening 17 new branches since the prior-year period.

Marketing. Marketing expenses increased $1.3 million, or 14.4%, to $10.5 million during the six months ended June 30, 2025, from $9.2 million during the prior-year period due to increased activity in our direct mail campaigns of $1.1 million to support growth in our legacy and new branch markets, and increased digital marketing activity of $0.2 million.

Other Expenses. Other expenses increased $1.0 million, or 4.1%, to $25.0 million during the six months ended June 30, 2025, from $24.0 million during the prior-year period. The increase was primarily due to increased collection expenses of $0.5 million and increased credit bureau fees of $0.4 million.

Operating Expense Ratio. Our operating expense ratio decreased by 0.2% to 13.6% during the six months ended June 30, 2025, from 13.8% during the prior-year period.

Interest Expense. Interest expense increased $4.8 million, or 13.7%, to $40.2 million during the six months ended June 30, 2025, from $35.4 million during the prior-year period. The increase was primarily due to an increase in our cost of funds as well as an increase in the average balance of our debt facilities. Our cost of funds increased 0.2% to 4.2% during the six months ended June 30, 2025, from 4.0% during the prior-year period. The average balance of our debt facilities increased to $1.5 billion during the six months ended June 30, 2025, from $1.4 billion during the prior-year period.

Income Taxes. Income taxes decreased $2.0 million, or 26.7%, to $5.5 million during the six months ended June 30, 2025, from $7.5 million during the prior-year period. The decrease was primarily due to a $8.5 million decrease in income before income taxes compared to the prior-year period. Our effective tax rates were 24.3% and 24.1% for the six months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of June 30, 2025, our funded debt-to-equity ratio was 4.2 to 1.0 and stockholders’ equity ratio was 18.5%, compared to 4.1 to 1.0 and 18.7%, respectively, as of December 31, 2024.

Cash and cash equivalents increased to $4.3 million as of June 30, 2025, from $4.0 million as of the prior year-end. We had immediate availability to draw down cash from our revolving credit facilities of $117.3 million and $132.9 million as of June 30, 2025 and the prior year-end, respectively. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $533.8 million and $466.2 million as of June 30, 2025, and the prior year-end, respectively. Our debt balance was $1.5 billion for both June 30, 2025 and the prior year-end.

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. As of June 30, 2025 the revolving period maturities of our securitizations and warehouse credit facilities (each as described below within “Financing Arrangements and Restricted Cash Reserve Accounts”) ranged from May 2026 to May 2027, with the exception of securitizations RMIT 2021-1 and RMIT 2022-1, for which the revolving periods ended in February 2024 and February 2025, respectively. We had not exercised our right to redeem the notes of either of these two securitizations as of June 30, 2025. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Dividends and Stock Repurchases.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for the six months ended June 30, 2025:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share	Dividends Paid (in thousands)
1Q 25	February 5, 2025	February 20, 2025	March 13, 2025	$0.30	$3,152
2Q 25	April 30, 2025	May 21, 2025	June 11, 2025	0.30	2,843
Total				$0.60	$5,995

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

In December 2024, we announced that the Board had authorized a $30.0 million stock repurchase program. The authorization was effective immediately and extends through December 31, 2026. As of June 30, 2025, we had repurchased 0.5 million shares of common stock under this plan at a total cost of $15.1 million, including commissions and estimated excise taxes.

Cash Flow.

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2025 was $142.3 million, compared to $130.0 million during the prior-year period, a net increase of $12.4 million. The increase in net cash provided was primarily due to the growth of our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the six months ended June 30, 2025 was $165.4 million, compared to $84.6 million during the prior-year period, a net increase in cash used of $80.8 million. The increase in net cash used was primarily driven by increased originations as we grow our loan portfolio, partially offset by increased repayments of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities during the six months ended June 30, 2025 was $9.4 million, compared to $30.9 million used in financing activities during the prior-year period, a net increase in cash provided of $40.2 million. The net increase in cash provided was primarily due to an increase in the net advances on debt instruments of $52.0 million related to increased originations, partially offset by an increase in the repurchases of common stock of $11.5 million.

Financing Arrangements and Restricted Cash Reserve Accounts.

As of June 30, 2025, we had five credit facilities outstanding and, from time to time, we engage in the private offering and sale of asset-backed notes. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions. Our debt arrangements described below, other than our senior revolving credit facility, are issued by each of our RMR and RMIT SPEs, which are considered VIEs under GAAP. These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $83.6 million and $117.1 million as of June 30, 2025 and December 31, 2024, respectively. Our debt arrangements also contain various debt covenants. We were in compliance with all such debt covenants as of June 30, 2025.

Revolving Credit Facilities. The following is a summary of our revolving credit facilities as of June 30, 2025:

Dollars in thousands	Capacity	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Maturity Date
Senior	$355,000	$165,526	7.4%	$—	$—	Sep 2025
RMR IV warehouse	$125,000	$11,981	6.6%	$151	$802	May 2027
RMR V warehouse	$100,000	$21,296	6.7%	$132	$1,700	Nov 2027
RMR VI warehouse	$75,000	$27,813	6.4%	$184	$2,307	Feb 2028
RMR VII warehouse	$125,000	$21,298	6.7%	$139	$1,794	Oct 2026

Securitizations. The following is a summary of our securitizations as of June 30, 2025:

Dollars in thousands	Issue Amount	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Revolving Period Maturity	Final Maturity Date
RMIT 2021-1	$248,700	$54,385	3.5%	$2,604	$5,848	Feb 2024	Mar 2031
RMIT 2021-2	$200,000	$200,192	2.3%	$2,083	$16,304	Jul 2026	Aug 2033
RMIT 2021-3	$125,000	$125,202	3.9%	$1,471	$15,675	Sep 2026	Oct 2033
RMIT 2022-1	$250,000	$177,511	3.8%	$2,646	$16,297	Feb 2025	Mar 2032
RMIT 2024-1	$187,305	$187,787	6.2%	$1,078	$7,224	May 2027	July 2036
RMIT 2024-2	$250,000	$250,557	5.3%	$1,418	$7,944	Nov 2026	Dec 2033
RMIT 2025-1	$265,000	$265,585	5.3%	$1,489	$7,668	Mar 2027	Apr 2034

RMC Reinsurance. Our wholly owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. These reserves are comprised of restricted cash and restricted AFS investments, net of payables for purchased securities not yet settled. As of June 30, 2025, the reserves totaled $22.9 million.

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of June 30, 2025 by $2.0 million.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of June 30, 2025, the interest rates on 84% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and multiple revolving warehouse credit facilities. As of June 30, 2025, the balances and key terms of the credit facilities’ interest rate risk were as follows:

Revolving Credit Facility	Debt Balance (in thousands)	Interest Payment Frequency	Floor	Margin	Rate Type	Effective Interest Rate
Senior	$165,526	Monthly	0.5%	3.0%	1-month SOFR	7.4%
RMR IV warehouse	11,981	Monthly	—	2.3%	1-month SOFR	6.6%
RMR V warehouse	21,296	Monthly	—	2.1%	Conduit	6.7%
RMR VI warehouse	27,813	Monthly	—	2.1%	1-month SOFR	6.4%
RMR VII warehouse	21,298	Monthly	—	2.4%	1-month SOFR	6.7%
Total	$247,914

Based on the underlying rates and the outstanding balances as of June 30, 2025, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $2.5 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 other than the risk factor set forth in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (which was filed with the SEC on February 21, 2025), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our share repurchase transactions (excluding both commissions and estimated excise taxes) during the three months ended June 30, 2025:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2025 — April 30, 2025	164,692	$30.36	164,692	$15,000,010
May 1, 2025 — May 31, 2025	—	—	—	$15,000,010
June 1, 2025 — June 30, 2025	—	—	—	$15,000,010
Total	164,692	$30.36	164,692

(1) On December 2, 2024, we announced that our Board had authorized the repurchase of up to $30.0 million of our outstanding shares of common stock. The authorization was effective immediately and extends through December 31, 2026.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2025, none of the Company’s officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.1	Amendment No. 6 to Credit Agreement dated as of May 19, 2025, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders parties thereto, and Wells Fargo Bank, as administrative agent		8-K	001-35477	10.1	05/21/2025
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X
32.1	Section 1350 Certifications	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: August 1, 2025	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial and Administrative Officer
(Principal Financial Officer and Duly Authorized Officer)