Form 10-Q
period 2025-09-30
Regional Management Corp.
filed 2025-11-06
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had outstanding 9,712,805 shares of Common Stock, $0.10 par value.

Regional Management Corp.

QUARTERLY Report on Form 10-Q

Fiscal Quarter Ended September 30, 2025

GLOSSARY

Terms and abbreviations used in this report are defined below:

Term or Abbreviation	Definition
2015 Plan	2015 Long-Term Incentive Plan
2024 Plan	2024 Long-Term Incentive Plan
AFS	available-for-sale
ASU	Accounting Standards Update
Board	the Company's Board of Directors
B(W)	comparatively better shown as positives, comparatively worse shown as negatives
CODM	Chief Operating Decision Maker
Company	Regional Management Corp.
Cost of funds	annualized (as applicable) interest expense as a percentage of average net finance receivables
Debt balance	the balance for each respective debt agreement, composed of principal balance and accrued interest
Delinquency rate	delinquent loans outstanding as a percentage of ending net finance receivables
Efficiency ratio	annualized (as applicable) general and administrative expenses as a percentage of total revenue
Exchange Act	the Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standard Board
FICO	Fair Isaac Corporation
Funded debt-to-equity ratio	debt divided by total stockholders' equity
GAAP	U.S. Generally Accepted Accounting Principles
Inc (Dec)	comparative increases shown as positives, comparative decreases shown as negatives
Interest and fee yield	annualized (as applicable) interest and fee income as a percentage of average net finance receivables
Issuance Trust	the Company's indirect SPE through which private offerings and sales consisting of the issuance of classes of fixed-rate, asset-backed notes are completed
KTIP	key team member incentive program
LGD	loss given default
LTIP	long-term incentive program
Net credit loss rate	annualized (as applicable) net credit losses as a percentage of average net finance receivables
NQSO	nonqualified stock option
Operating expense ratio	annualized (as applicable) general and administrative expenses as a percentage of average net finance receivables
PD	probability of default
PRSU	performance restricted stock unit
QoQ	quarter-over-quarter
RMIT	Regional Management Issuance Trust
RMR	Regional Management Receivables
RMR III	Regional Management Receivables III, LLC
RMR IV	Regional Management Receivables IV, LLC
RMR V	Regional Management Receivables V, LLC
RMR VI	Regional Management Receivables VI, LLC
RMR VII	Regional Management Receivables VII, LLC
RSA	restricted stock award
RSU	restricted stock unit
SEC	Securities and Exchange Commission
SOFR	secured overnight financing rate
SPE	wholly owned, bankruptcy-remote, special purpose entity
Stockholders' equity ratio	total stockholders' equity as a percentage of total assets
VIE	variable interest entity
YoY	year-over-year

Part I – financial information

ITEM 1. FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Cash	$4,084	$3,951
Net finance receivables	2,053,017	1,892,535
Unearned insurance premiums	(50,987)	(48,068)
Allowance for credit losses	(212,000)	(199,500)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,790,030	1,644,967
Restricted cash	104,459	131,684
Lease assets	40,782	38,442
Intangible assets	30,385	24,524
Restricted AFS investments	22,344	21,712
Property and equipment	12,996	13,677
Deferred tax assets, net	587	9,286
Other assets	22,599	20,866
Total assets	$2,028,266	$1,909,109
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,581,992	$1,478,336
Unamortized debt issuance costs	(7,521)	(6,338)
Net debt	1,574,471	1,471,998
Lease liabilities	42,906	40,579
Other liabilities	38,971	39,454
Total liabilities	1,656,348	1,552,031
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 15,220 shares issued and 9,803 shares outstanding at September 30, 2025 and 14,921 shares issued and 10,010 shares outstanding at December 31, 2024)	1,522	1,492
Additional paid-in capital	139,868	130,725
Retained earnings	400,844	378,482
Accumulated other comprehensive income (loss)	(10)	62
Treasury stock (5,417 shares at September 30, 2025 and 4,911 shares at December 31, 2024)	(170,306)	(153,683)
Total stockholders’ equity	371,918	357,078
Total liabilities and stockholders’ equity	$2,028,266	$1,909,109

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Interest and fee income	$148,672	$133,932	$425,920	$390,648
Insurance income, net	11,391	7,422	34,187	28,903
Other income	5,424	4,984	15,789	14,120
Total revenue	165,487	146,338	475,896	433,671

Expenses
Provision for credit losses	60,474	54,349	179,053	154,574

Personnel	39,517	38,323	119,243	113,240
Occupancy	7,160	6,551	20,977	19,075
Marketing	4,212	5,078	14,677	14,229
Other	13,179	12,516	38,159	36,508
Total general and administrative expenses	64,068	62,468	193,056	183,052

Interest expense	21,971	19,356	62,168	54,725
Income before income taxes	18,974	10,165	41,619	41,320
Income taxes	4,618	2,502	10,116	10,007

Net income	$14,356	$7,663	$31,503	$31,313
Net income per common share:
Basic	$1.53	$0.79	$3.32	$3.25
Diluted	$1.42	$0.76	$3.15	$3.16
Weighted-average common shares outstanding:
Basic	9,370	9,683	9,493	9,622
Diluted	10,133	10,090	10,000	9,900

Other comprehensive income (loss), net of tax
Unrealized income (loss) on restricted AFS investments	(9)	(61)	(91)	362
Income taxes on unrealized items	1	13	19	(77)
Other comprehensive income (loss), net of tax	(8)	(48)	(72)	285
Total comprehensive income	$14,348	$7,615	$31,431	$31,598

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	As of and for the Three Months Ended September 30, 2025
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Beginning balance	15,225	$1,522	$137,129	$389,557	$(2)	$(165,255)	$362,951
Cash dividends	—	—	—	(3,069)	—	—	(3,069)
Forfeiture of restricted stock	(9)	—	—	—	—	—	—
Exercise of stock options	23	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(5,051)	(5,051)
Shares withheld related to net share settlement	(19)	(2)	(175)	—	—	—	(177)
Share-based compensation	—	—	2,914	—	—	—	2,914
Net income	—	—	—	14,356	—	—	14,356
Other comprehensive loss	—	—	—	—	(8)	—	(8)
Ending balance	15,220	$1,522	$139,868	$400,844	$(10)	$(170,306)	$371,918

	As of and for the Three Months Ended September 30, 2024
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Beginning balance	14,962	$1,496	$126,373	$367,216	$(39)	$(150,143)	$344,903
Cash dividends	—	—	—	(3,154)	—	—	(3,154)
Forfeiture of restricted stock	(7)	(1)	1	—	—	—	—
Exercise of stock options	62	6	—	—	—	—	6
Shares withheld related to net share settlement	(46)	(4)	(162)	—	—	—	(166)
Share-based compensation	—	—	3,724	—	—	—	3,724
Net income	—	—	—	7,663	—	—	7,663
Other comprehensive loss	—	—	—	—	(48)	—	(48)
Ending balance	14,971	$1,497	$129,936	$371,725	$(87)	$(150,143)	$352,928

	As of and for the Nine Months Ended September 30, 2025
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	14,921	$1,492	$130,725	$378,482	$62	$(153,683)	$357,078
Cash dividends	—	—	—	(9,141)	—	—	(9,141)
Issuance of restricted stock	286	29	(29)	—	—	—	—
Exercise of stock options	46	4	—	—	—	—	4
Repurchase of common stock	—	—	—	—	—	(16,623)	(16,623)
Shares withheld related to net share settlement	(33)	(3)	(264)	—	—	—	(267)
Share-based compensation	—	—	9,436	—	—	—	9,436
Net income	—	—	—	31,503	—	—	31,503
Other comprehensive loss	—	—	—	—	(72)	—	(72)
Ending balance	15,220	$1,522	$139,868	$400,844	$(10)	$(170,306)	$371,918

	As of and for the Nine Months Ended September 30, 2024
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	14,566	$1,457	$121,752	$349,579	$(372)	$(150,143)	$322,273
Cash dividends	—	—	—	(9,167)	—	—	(9,167)
Issuance of restricted stock	407	40	(40)	—	—	—	—
Exercise of stock options	62	6	—	—	—	—	6
Shares withheld related to net share settlement	(64)	(6)	(600)	—	—	—	(606)
Share-based compensation	—	—	8,824	—	—	—	8,824
Net income	—	—	—	31,313	—	—	31,313
Other comprehensive income	—	—	—	—	285	—	285
Ending balance	14,971	$1,497	$129,936	$371,725	$(87)	$(150,143)	$352,928

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$31,503	$31,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	179,053	154,574
Depreciation and amortization	11,723	10,463
Amortization of deferred origination fees and costs	(12,114)	(11,511)
Loss on disposal of intangibles, property, and equipment	293	364
Share-based compensation	9,059	8,824
Deferred income taxes, net	8,718	1,731
Changes in operating assets and liabilities:
Increase (decrease) in unearned insurance premiums	2,919	(1,384)
Increase in lease assets	(2,340)	(2,926)
(Increase) decrease in other assets	(1,835)	12,944
Decrease in other liabilities	(299)	(2,081)
Increase in lease liabilities	2,327	2,774
Net cash provided by operating activities	229,007	205,085
Cash flows from investing activities:
Originations of finance receivables	(1,428,980)	(1,175,341)
Repayments of finance receivables	1,114,056	990,669
Purchases of intangible assets	(9,334)	(9,702)
Purchases of property and equipment	(3,307)	(3,538)
Purchases of restricted AFS investments	(19,910)	(23,202)
Proceeds from maturities of restricted AFS investments	19,460	24,715
Net cash used in investing activities	(328,015)	(196,399)
Cash flows from financing activities:
Advances on revolving credit facilities	1,356,785	1,199,215
Payments on revolving credit facilities	(1,290,457)	(1,194,926)
Advances on securitizations	265,000	187,305
Payments on securitizations	(228,134)	(195,754)
Payments for debt issuance costs	(5,440)	(3,184)
Taxes paid related to net share settlement of equity awards	(592)	(448)
Cash dividends	(8,768)	(9,246)
Repurchases of common stock	(16,478)	—
Net cash provided by (used in) financing activities	71,916	(17,038)
Net change in cash and restricted cash	(27,092)	(8,352)
Cash and restricted cash at beginning of period	135,635	128,673
Cash and restricted cash at end of period	$108,543	$120,321
Supplemental cash flow information:
Interest paid	$57,281	$50,692
Income taxes paid	$6,362	$2,504
Operating leases paid	$9,648	$8,550
Non-cash lease assets obtained in exchange for operating lease liabilities	$9,906	$9,649

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	September 30, 2025	December 31, 2024	September 30, 2024
Cash	$4,084	$3,951	$4,745
Restricted cash	104,459	131,684	115,576
Total	$108,543	$135,635	$120,321

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering large loans, small loans, and related payment and collateral protection insurance products. As of September 30, 2025, the Company operated under the name “Regional Finance” online and in branch locations in 19 states across the United States.

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

Recent accounting pronouncements: In December 2023, the FASB issued ASU 2023-09, enhancing the transparency and decision usefulness of income tax disclosures. The amendment, among other things, improves transparency of income tax disclosures by requiring more consistent categories and greater disaggregation of information in rate reconciliations, and disaggregation of income taxes paid by jurisdiction. The amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The income tax guidance should be applied on a prospective basis, however, retrospective application is permitted. Implementation of the update will not have a financial effect on the Company’s consolidated financial statements, but the Company will have enhanced disclosures in its footnotes as required by this update.

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

In September 2025, the FASB issued ASU 2025-06, amending the criteria for capitalization of internal-use software costs. The amendment, among other things, removes references to development stages and requires consideration of whether significant development uncertainty is present as part of the recognition threshold. The amendments in this update are effective for annual periods beginning after December 15, 2027, and early adoption is permitted as of the beginning of an annual reporting period. The amended guidance can be applied on a prospective, modified, or retrospective basis. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

Share-based compensation: The Company measures compensation expense for share-based awards at estimated fair value and recognizes compensation expense over the service period for awards expected to vest. In addition, compensation expense for certain performance awards may be impacted by the probability of certain financial goals being achieved over the relevant performance period. The Company uses the closing stock price on the date of grant as the fair value of RSAs, performance-contingent RSUs, and service-based RSUs. The fair value of NQSOs is determined using the Black-Scholes valuation model, and the fair value of PRSUs is determined using the Monte Carlo valuation model. When applicable, the Black-Scholes and Monte Carlo models require the input of assumptions, including expected volatility, expected dividends, expected term, risk-free interest rate, and a discount associated with post-vest holding restrictions, changes to which can affect the fair value estimate. Expected volatility is based on the Company’s historical stock price volatility. Expected dividends are calculated using the expected dividend yield (annualized dividends divided by the grant date stock price). The expected term is calculated by using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero-coupon U.S. Treasury bond rate over the expected term of the awards. The estimated discount associated with post-vest holding restrictions is calculated using a blend of the Finnerty and Chaffe models. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	September 30, 2025	December 31, 2024
Large loans	$1,512,140	$1,336,780
Small loans	540,877	555,755
Total	$2,053,017	$1,892,535

Net finance receivables included net deferred origination fees and costs of $14.7 million and $15.7 million as of September 30, 2025 and December 31, 2024, respectively.

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

Net finance receivables by product, FICO band at origination, and origination year as of September 30, 2025 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$92,736	$47,407	$19,246	$6,346	$1,887	$489	$168,111
2	57,464	28,315	8,938	2,790	552	73	98,132
3	94,171	46,581	17,004	7,255	1,176	77	166,264
4	124,157	65,001	25,767	11,495	1,826	121	228,367
5	136,430	74,676	28,733	13,309	2,836	149	256,133
6	320,596	168,960	71,846	28,256	5,220	255	595,133
Total	$825,554	$430,940	$171,534	$69,451	$13,497	$1,164	$1,512,140
Small Loans:
FICO Band
1	$66,730	$20,151	$3,154	$425	$77	$18	$90,555
2	30,396	9,960	1,350	117	7	—	41,830
3	46,798	15,716	1,906	170	13	1	64,604
4	53,247	20,684	2,537	172	9	5	76,654
5	53,532	26,249	3,418	169	11	1	83,380
6	113,978	62,782	6,849	229	14	2	183,854
Total	$364,681	$155,542	$19,214	$1,282	$131	$27	$540,877
Total Loans:
FICO Band
1	$159,466	$67,558	$22,400	$6,771	$1,964	$507	$258,666
2	87,860	38,275	10,288	2,907	559	73	139,962
3	140,969	62,297	18,910	7,425	1,189	78	230,868
4	177,404	85,685	28,304	11,667	1,835	126	305,021
5	189,962	100,925	32,151	13,478	2,847	150	339,513
6	434,574	231,742	78,695	28,485	5,234	257	778,987
Total	$1,190,235	$586,482	$190,748	$70,733	$13,628	$1,191	$2,053,017

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2024 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$86,776	$37,750	$12,457	$3,950	$793	$373	$142,099
2	55,211	19,464	6,171	1,602	173	92	82,713
3	90,642	35,777	16,579	4,224	339	59	147,620
4	125,867	52,564	25,521	6,140	570	100	210,762
5	137,243	58,604	28,564	8,148	784	36	233,379
6	300,714	140,149	62,303	15,514	1,464	63	520,207
Total	$796,453	$344,308	$151,595	$39,578	$4,123	$723	$1,336,780
Small Loans:
FICO Band
1	$67,809	$11,905	$1,737	$257	$40	$28	$81,776
2	32,851	5,799	755	61	4	2	39,472
3	52,846	9,456	1,061	76	4	2	63,445
4	67,200	12,903	1,161	94	9	7	81,374
5	75,458	16,882	1,500	69	3	3	93,915
6	160,551	32,671	2,462	80	5	4	195,773
Total	$456,715	$89,616	$8,676	$637	$65	$46	$555,755
Total Loans:
FICO Band
1	$154,585	$49,655	$14,194	$4,207	$833	$401	$223,875
2	88,062	25,263	6,926	1,663	177	94	122,185
3	143,488	45,233	17,640	4,300	343	61	211,065
4	193,067	65,467	26,682	6,234	579	107	292,136
5	212,701	75,486	30,064	8,217	787	39	327,294
6	461,265	172,820	64,765	15,594	1,469	67	715,980
Total	$1,253,168	$433,924	$160,271	$40,215	$4,188	$769	$1,892,535

Credit losses by product and origination year for the periods indicated are as follows:

	Nine Months Ended September 30, 2025
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Total Credit Losses
Large loans	$2,765	$50,992	$32,665	$11,856	$2,956	$493	$101,727
Small loans	4,191	55,071	14,919	1,491	106	30	75,808
Total	$6,956	$106,063	$47,584	$13,347	$3,062	$523	$177,535

	Nine Months Ended September 30, 2024
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Credit Losses
Large loans	$2,346	$51,378	$33,207	$9,525	$1,297	$408	$98,161
Small loans	3,766	44,676	10,595	951	51	31	60,070
Total	$6,112	$96,054	$43,802	$10,476	$1,348	$439	$158,231

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	September 30, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Current	$1,307,304	86.4%	$433,052	80.1%	$1,740,356	84.8%
1 to 29 days past due	118,971	7.9%	49,409	9.1%	168,380	8.2%
Delinquent accounts:
30 to 59 days	24,676	1.7%	15,424	2.9%	40,100	1.9%
60 to 89 days	18,842	1.2%	13,072	2.4%	31,914	1.6%
90 to 119 days	15,496	1.0%	10,808	2.0%	26,304	1.2%
120 to 149 days	13,992	0.9%	9,730	1.8%	23,722	1.2%
150 to 179 days	12,859	0.9%	9,382	1.7%	22,241	1.1%
Total delinquency	$85,865	5.7%	$58,416	10.8%	$144,281	7.0%
Total net finance receivables	$1,512,140	100.0%	$540,877	100.0%	$2,053,017	100.0%
Net finance receivables in nonaccrual status	$54,994	3.6%	$34,694	6.4%	$89,688	4.4%

	December 31, 2024
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Current	$1,139,070	85.2%	$451,311	81.2%	$1,590,381	84.0%
1 to 29 days past due	109,656	8.2%	46,656	8.4%	156,312	8.3%
Delinquent accounts:
30 to 59 days	22,909	1.7%	14,039	2.5%	36,948	1.9%
60 to 89 days	21,493	1.6%	13,749	2.5%	35,242	1.9%
90 to 119 days	16,609	1.3%	11,476	2.1%	28,085	1.5%
120 to 149 days	14,357	1.1%	9,630	1.7%	23,987	1.3%
150 to 179 days	12,686	0.9%	8,894	1.6%	21,580	1.1%
Total delinquency	$88,054	6.6%	$57,788	10.4%	$145,842	7.7%
Total net finance receivables	$1,336,780	100.0%	$555,755	100.0%	$1,892,535	100.0%
Net finance receivables in nonaccrual status	$54,228	4.1%	$34,602	6.2%	$88,830	4.7%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended September 30, 2025 and 2024, the Company reversed $6.3 million and $5.7 million of accrued interest as reductions of interest and fee income, respectively. The Company reversed $20.7 million and $17.3 million of accrued interest as reductions of interest and fee income for the nine months ended September 30, 2025 and 2024, respectively.

The following are changes in the allowance for credit losses by product for the periods indicated:

	As of and For the Three Months Ended September 30, 2025
Dollars in thousands	Large	Small	Total
Beginning balance	$138,110	$64,690	$202,800
Provision for credit losses	35,215	25,259	60,474
Credit losses	(31,332)	(23,966)	(55,298)
Recoveries	2,537	1,487	4,024
Ending balance	$144,530	$67,470	$212,000
Net finance receivables	$1,512,140	$540,877	$2,053,017
Allowance as percentage of net finance receivables	9.6%	12.5%	10.3%

	As of and For the Three Months Ended September 30, 2024
Dollars in thousands	Large	Small	Total
Beginning balance	$123,978	$61,422	$185,400
Provision for credit losses	34,768	19,581	54,349
Credit losses	(30,493)	(19,932)	(50,425)
Recoveries	1,717	1,059	2,776
Ending balance	$129,970	$62,130	$192,100
Net finance receivables	$1,293,410	$526,346	$1,819,756
Allowance as percentage of net finance receivables	10.0%	11.8%	10.6%

	As of and For the Nine Months Ended September 30, 2025
Dollars in thousands	Large	Small	Total
Beginning balance	$133,506	$65,994	$199,500
Provision for credit losses	105,904	73,149	179,053
Credit losses	(101,727)	(75,808)	(177,535)
Recoveries	6,847	4,135	10,982
Ending balance	$144,530	$67,470	$212,000
Net finance receivables	$1,512,140	$540,877	$2,053,017
Allowance as percentage of net finance receivables	9.6%	12.5%	10.3%

	As of and For the Nine Months Ended September 30, 2024
Dollars in thousands	Large	Small	Total
Beginning balance	$127,992	$59,408	$187,400
Provision for credit losses	94,916	59,658	154,574
Credit losses	(98,161)	(60,070)	(158,231)
Recoveries	5,223	3,134	8,357
Ending balance	$129,970	$62,130	$192,100
Net finance receivables	$1,293,410	$526,346	$1,819,756
Allowance as percentage of net finance receivables	10.0%	11.8%	10.6%

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

The information relating to modifications made to borrowers experiencing financial difficulty and their related percentage of applicable net finance receivables for the periods indicated are as follows:

	As of and for the Three Months Ended September 30, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$6,011	0.4%	$1,894	0.3%	$7,905	0.3%
Interest rate reduction & term extension	1,421	0.1%	297	0.1%	1,718	0.1%
Term extension	885	0.1%	175	—	1,060	0.1%
Principal forgiveness, interest rate reduction, & term extension	147	—	6	—	153	—
Total	$8,464	0.6%	$2,372	0.4%	$10,836	0.5%

	As of and for the Three Months Ended September 30, 2024
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$2,943	0.2%	$1,334	0.3%	$4,277	0.2%
Interest rate reduction & term extension	2,110	0.2%	386	0.1%	2,496	0.1%
Term extension	1,108	0.1%	199	—	1,307	0.1%
Principal forgiveness, interest rate reduction, & term extension	110	—	5	—	115	—
Total	$6,271	0.5%	$1,924	0.4%	$8,195	0.5%

	As of and for the Nine Months Ended September 30, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$14,350	0.9%	$4,490	0.9%	$18,840	0.9%
Interest rate reduction & term extension	5,331	0.4%	1,076	0.2%	6,407	0.3%
Term extension	1,211	0.1%	240	—	1,451	0.1%
Principal forgiveness, interest rate reduction, & term extension	518	—	18	—	536	—
Total	$21,410	1.4%	$5,824	1.1%	$27,234	1.3%

	As of and for the Nine Months Ended September 30, 2024
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$3,435	0.3%	$1,468	0.3%	$4,903	0.3%
Interest rate reduction & term extension	8,000	0.6%	1,331	0.3%	9,331	0.5%
Term extension	2,082	0.2%	470	0.1%	2,552	0.1%
Principal forgiveness, interest rate reduction, & term extension	385	—	23	—	408	—
Total	$13,902	1.1%	$3,292	0.6%	$17,194	0.9%

The financial effects of the modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

Three Months Ended September 30, 2025
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 17.8%.
	Small loans	Reduced the weighted-average contractual interest rate by 28.6%.
Term extension	Large loans	Added a weighted-average 1.2 years to the life of loans.
	Small loans	Added a weighted-average 1.0 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.

Three Months Ended September 30, 2024
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 15.0%.
	Small loans	Reduced the weighted-average contractual interest rate by 26.8%.
Term extension	Large loans	Added a weighted-average 1.2 years to the life of loans.
	Small loans	Added a weighted-average 1.1 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.

Nine Months Ended September 30, 2025
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 18.2%.
	Small loans	Reduced the weighted-average contractual interest rate by 29.3%.
Term extension	Large loans	Added a weighted-average 1.4 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.9 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.3 million.

Nine Months Ended September 30, 2024
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 11.2%.
	Small loans	Reduced the weighted-average contractual interest rate by 22.6%.
Term extension	Large loans	Added a weighted-average 1.4 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.9 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.3 million.

The following tables provide the amortized cost basis for modifications made to borrowers experiencing financial difficulty within the previous twelve months that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the periods indicated are as follows:

	As of and for the Three Months Ended September 30, 2025
Dollars in thousands	Large	Small	Total
Interest rate reduction	$2,828	$1,185	$4,013
Interest rate reduction & term extension	859	197	1,056
Term extension	159	22	181
Principal forgiveness, interest rate reduction, & term extension	31	3	34
Total	$3,877	$1,407	$5,284

	As of and for the Three Months Ended September 30, 2024
Dollars in thousands	Large	Small	Total
Interest rate reduction	$53	$11	$64
Interest rate reduction & term extension	1,417	228	1,645
Term extension	276	69	345
Principal forgiveness, interest rate reduction, & term extension	20	2	22
Total	$1,766	$310	$2,076

	As of and for the Nine Months Ended September 30, 2025
Dollars in thousands	Large	Small	Total
Interest rate reduction	$3,706	$1,428	$5,134
Interest rate reduction & term extension	1,159	235	1,394
Term extension	197	35	232
Principal forgiveness, interest rate reduction, & term extension	55	3	58
Total	$5,117	$1,701	$6,818

	As of and for the Nine Months Ended September 30, 2024
Dollars in thousands	Large	Small	Total
Interest rate reduction	$71	$11	$82
Interest rate reduction & term extension	1,793	298	2,091
Term extension	317	78	395
Principal forgiveness, interest rate reduction, & term extension	34	6	40
Total	$2,215	$393	$2,608

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty within the previous twelve months for the periods indicated are as follows:

	September 30, 2025
Dollars in thousands	Large	Small	Total
Current	$18,393	$4,269	$22,662
30 - 89 days past due	3,016	917	3,933
90+ days past due	2,692	1,180	3,872
Total (1)	$24,101	$6,366	$30,467

(1) Excludes modified finance receivables that subsequently charged off of $2.3 million and $0.9 million in large and small loans, respectively.

	September 30, 2024
Dollars in thousands	Large	Small	Total
Current	$13,395	$2,978	$16,373
30 - 89 days past due	1,670	405	2,075
90+ days past due	1,275	256	1,531
Total (1)	$16,340	$3,639	$19,979

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

Note 4. Restricted Available-for-Sale Investments

The following tables reconcile the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted AFS investments as of the periods indicated:

	September 30, 2025
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$22,355	$14	$(25)	$22,344

	December 31, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$21,633	$92	$(13)	$21,712

The following tables include the gross unrealized losses and estimated fair values of restricted AFS investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$2,212	$(25)	$—	$—	$2,212	$(25)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$2,205	$(13)	$—	$—	$2,205	$(13)

The restricted AFS investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $38 thousand and $13 thousand as of September 30, 2025 and December 31, 2024, respectively. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted AFS investments.

The following table includes the amortized cost and estimated fair values of restricted AFS investments by contractual maturity as of the period indicated:

	September 30, 2025
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$20,117	$20,132
Due within one year to five years	2,238	2,212
Due within five years to ten years	—	—
Due after ten years	—	—
Total	$22,355	$22,344

The Company had no gross realized gains or losses during the three and nine months ended September 30, 2025 and 2024, respectively. For additional information on the Company's restricted AFS investments, see Note 8, "Fair Value Measurements."

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $88.9 million and $117.1 million as of September 30, 2025 and December 31, 2024, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

The following table presents the assets and liabilities of our consolidated VIEs:

Dollars in thousands	September 30, 2025	December 31, 2024
Assets
Cash	$200	$378
Net finance receivables	1,536,145	1,317,604
Allowance for credit losses	(155,088)	(136,850)
Restricted cash	103,082	130,970
Other assets	2,668	3,078
Total assets	$1,487,007	$1,315,180
Liabilities
Net debt	$1,380,193	$1,253,096
Other liabilities	23	19
Total liabilities	$1,380,216	$1,253,115

Note 6. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	September 30, 2025			December 31, 2024
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Revolving credit facilities	$382,391	$(1,903)	$380,488	$315,904	$(437)	$315,467
Securitizations	1,199,601	(5,618)	1,193,983	1,162,432	(5,901)	1,156,531
Total	$1,581,992	$(7,521)	$1,574,471	$1,478,336	$(6,338)	$1,471,998
Unused amount of revolving credit facilities (subject to borrowing base)	$399,837			$466,164

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. These credit facilities had $2.2 million in such costs as of both September 30, 2025 and December 31, 2024.

Revolving credit facilities: The Company’s revolving credit facilities are secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. The Company pays unused commitment fees on its revolving credit facilities, generally based upon the average outstanding balance. As of September 30, 2025, the Company held $4.1 million in unrestricted cash. The Company had $151.3 million of immediate available liquidity to draw down cash under the senior revolving credit facility and had no immediate availability to draw down cash under any of its revolving warehouse credit facilities as of September 30, 2025; however, each of the Company’s revolving warehouse credit facilities holds restricted cash reserves to satisfy provisions of its respective credit agreement.

The following table includes the key terms under each of the Company’s revolving credit facilities as of September 30, 2025:

Dollars in thousands	Total Credit Facility	Debt Balance	Restricted Cash Reserves	Advance Rate Cap	Current Advance Rate	Unused Commitment Fee	Revolving Period End Date	Maturity Date
Senior (1) (2)	$355,000	$196,181	$—	83%	77%	0.3% - 0.9%	N/A	Aug 2028
RMR IV warehouse	125,000	35,539	448	79%	79%	0.5%	May 2026	May 2027
RMR V warehouse	100,000	50,368	313	80%	80%	0.4% - 0.7%	Nov 2026	Nov 2027
RMR VI warehouse	75,000	53,475	356	75%	75%	0.5%	Feb 2027	Feb 2028
RMR VII warehouse	125,000	46,828	306	76%	76%	0.4% - 0.7%	N/A	Oct 2026
Total	$780,000	$382,391	$1,423

(1) In August 2025, the Company entered into a loan agreement replacing the previous senior revolving credit facility of $355 million. In connection with the new facility, the Company terminated its senior revolving credit facility previously scheduled to mature in September 2025. The new agreement, among other things, (i) provides for a senior revolving credit facility of up to $355 million (with an accordion provision that can expand up to $420 million); (ii) has a maturity date scheduled in August 2028; and (iii)

updates the unused commitment fee to range between 0.3% - 0.9% based on daily average outstanding balance (previously ranging between 0.5% - 1.0%).

(2) The senior revolving credit facility has an additional advance rate cap of 60% of eligible delinquent renewals. As of September 30, 2025, the advance rate was 54% .

Borrowings under the revolving credit facilities bear interest, payable monthly, at a rate equal to the sum of any applicable floor, benchmark adjustment, margin, and the market rate of each respective rate type that was effective as of September 30, 2025 (as follows):

	Floor	Margin	Rate Type	Effective Interest Rate
Senior (1)	0.5%	2.8%	1-month SOFR	7.0%
RMR IV warehouse	—	2.3%	1-month SOFR	6.5%
RMR V warehouse	—	2.1%	Conduit	6.5%
RMR VI warehouse	—	2.1%	1-month SOFR	6.3%
RMR VII warehouse	—	2.4%	1-month SOFR	6.7%

(1) Following the August 2025 agreement for a new senior revolving credit facility, the benchmark adjustment has been removed (previously 0.1%), and the margin is now 2.8% (previously 3.0%).

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

The following table includes the key terms under each of the Company’s securitizations as of September 30, 2025:

Dollars in thousands	Issue Date	Issue Amount	Debt Balance	Restricted Cash Reserves	Effective Interest Rate	Revolving Period End Date	Maturity Date
RMIT 2021-1 (1)	Feb 2021	$248,700	$37,861	$2,604	4.2%	Feb 2024	Mar 2031
RMIT 2021-2	Jul 2021	200,000	200,192	2,083	2.3%	Jul 2026	Aug 2033
RMIT 2021-3	Oct 2021	125,000	125,202	1,471	3.9%	Sep 2026	Oct 2033
RMIT 2022-1	Feb 2022	250,000	132,416	2,646	4.1%	Feb 2025	Mar 2032
RMIT 2024-1	Jun 2024	187,305	187,788	1,078	6.2%	May 2027	Jul 2036
RMIT 2024-2	Nov 2024	250,000	250,557	1,418	5.3%	Nov 2026	Dec 2033
RMIT 2025-1	Mar 2025	265,000	265,585	1,489	5.3%	Mar 2027	Apr 2034
Total		$1,526,005	$1,199,601	$12,789

(1) See Note 14, “Subsequent Events,” for information regarding the repayment and termination of the RMIT 2021-1 securitization following the end of the fiscal quarter.

See Note 14, “Subsequent Events,” for information regarding the completion of a private offering and sale of $253 million of asset-backed notes following the end of the fiscal quarter.

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of September 30, 2025, the Company was in compliance with all debt covenants.

Note 7. Stockholders’ Equity

Stock repurchase program: In December 2024, the Company announced that the Board had authorized a $30 million stock repurchase program. The authorization was effective immediately and extends through December 31, 2026. As of September 30, 2025, under this repurchase program, the Company had repurchased 0.6 million shares of common stock at a total cost of $20.2 million, including commissions and estimated excise taxes.

Share repurchases under the stock repurchase program may be made in the open market at prevailing market prices, through privately negotiated transactions, or through other structures in accordance with applicable federal securities laws, at times and in amounts as the Company’s management deems appropriate. The timing and the amount of any common stock repurchases will be determined by the Company’s management based on its evaluation of market conditions, the Company’s liquidity needs, legal and contractual requirements and restrictions (including covenants in the Company’s credit agreements), share price, and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice.

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends declared per common share	$0.30	$0.30	$0.90	$0.90

See Note 14, “Subsequent Events,” for information regarding the Company’s stock repurchase program and cash dividend following the end of the fiscal quarter.

Note 8. Fair Value Measurements

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	September 30, 2025		December 31, 2024
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1
Cash	$4,084	$4,084	$3,951	$3,951
Restricted cash	104,459	104,459	131,684	131,684
Level 3
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,790,030	1,820,986	1,644,967	1,695,325
Liabilities
Level 3
Debt	1,581,992	1,556,879	1,478,336	1,428,607

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	September 30, 2025		December 31, 2024
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2
Restricted AFS investments	$22,344	$22,344	$21,712	$21,712

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

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2025	2024	2025	2024
Provision for corporate taxes	$4,607	$2,447	$10,155	$10,047
Discrete tax (benefits) deficiencies	11	55	(39)	(40)
Total	$4,618	$2,502	$10,116	$10,007

Note 10. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2025	2024	2025	2024
Numerator:
Net income	$14,356	$7,663	$31,503	$31,313
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,370	9,683	9,493	9,622
Effect of dilutive securities	763	407	507	278
Weighted-average shares adjusted for dilutive securities	10,133	10,090	10,000	9,900
Earnings per share:
Basic	$1.53	$0.79	$3.32	$3.25
Diluted	$1.42	$0.76	$3.15	$3.16

The Company excluded outstanding shares of common stock totaling 1 thousand and 24 thousand for the three months ended September 30, 2025 and 2024, respectively, and 49 thousand and 0.3 million for the nine months ended September 30, 2025 and 2024, respectively, from the computation of diluted earnings per share because they were anti-dilutive.

Note 11. Share-Based Compensation

The Company previously adopted the 2015 Plan (including re-approval as amended and restated in April 2017 and May 2021). On May 16, 2024, the stockholders of the Company approved the 2024 Plan. As of September 30, 2025, subject to adjustments as provided in the 2024 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2024 Plan could not exceed the sum of (i) 381,000 shares plus (ii) any shares remaining available for the grant of awards as of May 16, 2024 under the 2015 Plan, plus (iii) any shares subject to an award granted under the 2015 Plan which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason after May 16, 2024 without the issuance of shares or pursuant to which such shares are forfeited (subject to adjustment for anti-dilution purposes as provided in the 2024 Plan). Of the amount described in the preceding sentence, no more than 381,000 shares may be issued under the 2024 Plan pursuant to the grant of incentive stock options (subject to adjustment for anti-dilution purposes). As of May 16, 2024, there were 1.0 million shares available for grant under the 2024 Plan, inclusive of shares previously available for grant under the 2015 Plan that were rolled over to the 2024 Plan. No further grants will be made under the 2015 Plan. However, awards that are outstanding under the 2015 Plan will continue in accordance with their respective terms. As of September 30, 2025, there were 0.2 million shares available for grant under the 2024 Plan.

For the three months ended September 30, 2025 and 2024, the Company recorded share-based compensation expense of $2.8 million and $3.7 million, respectively. The Company recorded $9.1 million and $8.8 million in share-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, unrecognized share-based compensation expense to be recognized over future periods approximated $13.8 million. This amount will be recognized as expense over a weighted-average period of 1.7 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards.

The following are the amounts of the awards issued under the Company’s share-based incentive programs:

Non-qualified stock options: The following table summarizes the stock option activity for the nine months ended September 30, 2025:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of period	444	$23.65
Granted	—	—
Exercised	(46)	21.49
Forfeited	—	—
Expired	—	—
Options outstanding at end of period	398	$23.90	3.9	$5,989
Options exercisable at end of period	398	$23.90	3.9	$5,989

The following table provides additional stock option information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2025	2024	2025	2024
Weighted-average grant date fair value per share	$—	$—	$—	$—
Intrinsic value of options exercised	$353	$657	$754	$657
Fair value of stock options that vested	$—	$—	$—	$—

Performance restricted stock units: The following are the weighted-average assumptions for the PRSU grants for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Expected volatility	42.0%	42.5%
Risk-free rate	4.0%	5.2%
Discount for post-vesting restrictions	11.8%	9.2%

The following table summarizes PRSU activity for the nine months ended September 30, 2025:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at beginning of period	311	$33.93
Granted	135	25.90
Achieved performance adjustment	(24)	52.07
Vested	(43)	52.07
Forfeited	—	—
Non-vested units at end of period	379	$27.86

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per unit amounts	2025	2024	2025	2024
Weighted-average grant date fair value per unit	$—	$—	$25.90	$26.21
Fair value of PRSUs that vested	$—	$—	$2,237	$—

Performance-contingent restricted stock units: There was no performance-contingent RSU balance or activity for the nine months ended September 30, 2025. The following table provides additional performance-contingent RSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per unit amounts	2025	2024	2025	2024
Weighted-average grant date fair value per unit	$—	$—	$—	$—
Fair value of RSUs that vested	$—	$—	$—	$1,371

Restricted stock units: The following table summarizes service-based RSU activity for the nine months ended September 30, 2025:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at beginning of period	35	$28.20
Granted	51	29.74
Vested	—	—
Forfeited	—	—
Non-vested units at end of period	86	$29.10

The following table provides additional service-based RSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per unit amounts	2025	2024	2025	2024
Weighted-average grant date fair value per unit	$—	$—	$29.74	$28.20
Fair value of RSUs that vested	$—	$—	$—	$—

Restricted stock awards: The following table summarizes RSA activity for the nine months ended September 30, 2025:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at beginning of period	334	$28.80
Granted	261	29.34
Vested	(42)	27.45
Forfeited	(18)	29.09
Non-vested shares at end of period	535	$29.16

The following table provides additional RSA information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2025	2024	2025	2024
Weighted-average grant date fair value per share	$40.29	$32.02	$29.34	$28.52
Fair value of RSAs that vested	$162	$118	$1,161	$1,108

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

Note 13. Segment Reporting

The Company has one reportable segment: consumer finance. Consolidated net income is the measure used by the CODM in evaluating the segment profit or loss of the Company. The CODM either reviews or is otherwise regularly provided with amounts for the following measures in the Company’s financial results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2025	2024	2025	2024
Interest income	$138,173	$124,533	$395,186	$363,087
Fee income	10,499	9,399	30,734	27,561
Insurance income, net	11,391	7,422	34,187	28,903
Other income	5,424	4,984	15,789	14,120
Provision for credit losses	60,474	54,349	179,053	154,574
Share-based compensation expense	2,760	3,724	9,059	8,824
Depreciation and amortization expense	2,849	2,301	7,546	6,834
Interest expense	21,971	19,356	62,168	54,725
Income tax expense	4,618	2,502	10,116	10,007

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

Note 14. Subsequent Events

RMIT 2021-1 Securitization: In February 2021, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2021-1, completed a private offering and sale of $249 million of asset-backed notes. In October 2025, the Company and RMR III exercised the right to make an optional principal repayment in full, and in connection with such prepayment, the securitization terminated.

RMIT 2025-2 Securitization: In October 2025, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2025-2, completed a private offering and sale of $253 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2025-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2025-2. Prior to maturity in November 2037, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2027. No payments of principal of the notes will be made during the revolving period.

Quarterly cash dividend: In November 2025, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on December 16, 2025 to shareholders of record at the close of business on November 25, 2025. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

Increase in stock repurchase program: In November 2025, the Company announced that the Board had approved a $30 million increase in the amount authorized under the stock repurchase program announced in December 2024, from $30 million to $60 million. The authorization was effective immediately and extends through June 30, 2027.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (which was filed with the SEC on February 21, 2025), our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (which was filed with the SEC on May 2, 2025), our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 (which was filed with the SEC on August 1, 2025), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of September 30, 2025, we operate under the name “Regional Finance” online and in 349 branch locations in 19 states across the United States, serving 585,400 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

•
Large Loans (>$2,500) – As of September 30, 2025, we had 280.4 thousand large installment loans outstanding, representing $1.5 billion in net finance receivables. This included 78.2 thousand large loan convenience checks, representing $236.0 million in net finance receivables.
•
Small Loans (≤$2,500) – As of September 30, 2025, we had 305.0 thousand small installment loans outstanding, representing $540.9 million in net finance receivables. This included 161.0 thousand small loan convenience checks, representing $248.0 million in net finance receivables.
•
Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Large and small installment loans are our core products and will be the drivers of future growth. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to large and small installment loans are the largest component. In addition to interest and fee income from loans, we earn revenue from optional insurance products purchased by customers of our loan products.

Outlook

We continually assess the macroeconomic environment in which we operate in order to adapt appropriately and timely to current market conditions. Macroeconomic factors, including, but not limited to, inflationary pressures, higher interest rates, tariffs, and impacts from a prolonged U.S. federal government shutdown or current geopolitical events outside the U.S., may affect our business, liquidity, financial condition, and results of operations.

We continue to execute our barbell strategy of growth in our higher-margin small loan portfolio while balancing the associated risk with growth in our high-quality, auto-secured loan portfolio. On a year-over-year basis, our portfolio of loans with an annual percentage rate greater than 36% grew by $41.8 million, remaining consistent at 17.8% of the portfolio, while our auto-secured loan portfolio grew by $79.6 million to 13.4% of the portfolio.

Our allowance for credit losses was 10.3% of net finance receivables as of September 30, 2025. Going forward, macroeconomic conditions may necessitate changes to the macroeconomic assumptions within our forecast and to our credit loss performance outlook, either of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We have proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of September 30, 2025, we had $155.4 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. In addition, we had $399.8 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of September 30, 2025. We believe our liquidity position provides substantial runway to support the fundamental operations of our business and to fund future growth.

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

Growth in Loan Portfolio. The revenue that we generate from interest and fees is largely driven by the balance of loans that we originate. We source our loans through our branches, centrally-managed direct mail program, digital partners, and consumer website. The majority of our loans, regardless of origination channel, are serviced through our branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers we are able to serve. We continue to assess our branch network for clear opportunities to add branches in new and existing states where it is favorable for us to conduct business or consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service.

Our growth decisions consider consumer health, strength of the economy, and the credit performance of our portfolio. We balance our commitment to deliver strong short-term results while also generating the portfolio growth that will fuel our success and returns over the long-term. As we grow our portfolio, we are required to reserve for expected lifetime credit losses at the origination of each loan, which reduces net income, while the related revenue benefits are recognized over the life of each loan. This timing difference can weigh on short‑term results during periods of portfolio expansion.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of September 30, 2025, representing 76% of our total debt.

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

Interest Expense. Our interest expense consists primarily of paid and accrued interest for debt, unused line fees, and amortization of debt issuance costs.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$148,672	29.7%	$133,932	29.9%	$425,920	29.4%	$390,648	29.5%
Insurance income, net	11,391	2.3%	7,422	1.7%	34,187	2.4%	28,903	2.2%
Other income	5,424	1.1%	4,984	1.0%	15,789	1.0%	14,120	1.0%
Total revenue	165,487	33.1%	146,338	32.6%	475,896	32.8%	433,671	32.7%
Expenses
Provision for credit losses	60,474	12.1%	54,349	12.1%	179,053	12.3%	154,574	11.7%

Personnel	39,517	7.9%	38,323	8.6%	119,243	8.2%	113,240	8.5%
Occupancy	7,160	1.4%	6,551	1.5%	20,977	1.4%	19,075	1.4%
Marketing	4,212	0.8%	5,078	1.1%	14,677	1.0%	14,229	1.1%
Other	13,179	2.7%	12,516	2.7%	38,159	2.7%	36,508	2.8%
Total general and administrative	64,068	12.8%	62,468	13.9%	193,056	13.3%	183,052	13.8%

Interest expense	21,971	4.4%	19,356	4.3%	62,168	4.3%	54,725	4.1%
Income before income taxes	18,974	3.8%	10,165	2.3%	41,619	2.9%	41,320	3.1%
Income taxes	4,618	0.9%	2,502	0.6%	10,116	0.7%	10,007	0.7%
Net income	$14,356	2.9%	$7,663	1.7%	$31,503	2.2%	$31,313	2.4%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results for the periods indicated:

	Income Statement Quarterly Trend
In thousands, except per share amounts	3Q 24	4Q 24	1Q 25	2Q 25	3Q 25	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$133,932	$138,246	$136,553	$140,695	$148,672	$7,977	$14,740
Insurance income, net	7,422	11,792	11,297	11,499	11,391	(108)	3,969
Other income	4,984	4,794	5,117	5,248	5,424	176	440
Total revenue	146,338	154,832	152,967	157,442	165,487	8,045	19,149
Expenses
Provision for credit losses	54,349	57,626	57,992	60,587	60,474	113	(6,125)

Personnel	38,323	40,549	41,142	38,584	39,517	(933)	(1,194)
Occupancy	6,551	6,748	6,906	6,911	7,160	(249)	(609)
Marketing	5,078	4,777	5,406	5,059	4,212	847	866
Other	12,516	12,572	12,589	12,391	13,179	(788)	(663)
Total general and administrative	62,468	64,646	66,043	62,945	64,068	(1,123)	(1,600)

Interest expense	19,356	19,805	19,771	20,426	21,971	(1,545)	(2,615)
Income before income taxes	10,165	12,755	9,161	13,484	18,974	5,490	8,809
Income taxes	2,502	2,841	2,154	3,344	4,618	(1,274)	(2,116)
Net income	$7,663	$9,914	$7,007	$10,140	$14,356	$4,216	$6,693
Net income per common share:
Basic	$0.79	$1.02	$0.73	$1.07	$1.53	$0.46	$0.74
Diluted	$0.76	$0.98	$0.70	$1.03	$1.42	$0.39	$0.66
Weighted-average shares outstanding:
Basic	9,683	9,691	9,610	9,504	9,370	134	313
Diluted	10,090	10,128	10,025	9,843	10,133	(290)	(43)

	Balance Sheet & Other Key Metrics Quarterly Trends
	3Q 24	4Q 24	1Q 25	2Q 25	3Q 25	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,821,831	$1,909,109	$1,900,683	$1,967,131	$2,028,266	$61,135	$206,435
Net finance receivables	$1,819,756	$1,892,535	$1,890,351	$1,960,364	$2,053,017	$92,653	$233,261
Allowance for credit losses	$192,100	$199,500	$199,100	$202,800	$212,000	$9,200	$19,900
Debt	$1,395,892	$1,478,336	$1,477,860	$1,509,133	$1,581,992	$72,859	$186,100
Interest and fee yield	29.9%	29.8%	28.9%	29.4%	29.7%	0.3%	(0.2)%
Efficiency ratio	42.7%	41.8%	43.2%	40.0%	38.7%	(1.3)%	(4.0)%
Operating expense ratio	13.9%	14.0%	14.0%	13.2%	12.8%	(0.4)%	(1.1)%
Delinquency rate	6.9%	7.7%	7.1%	6.6%	7.0%	0.4%	0.1%
Net credit loss rate	10.6%	10.8%	12.4%	11.9%	10.2%	(1.7)%	(0.4)%
Book value per share	$34.72	$35.67	$35.48	$36.43	$37.94	$1.51	$3.22

Comparison of September 30, 2025, versus September 30, 2024

The following discussion and table describe the changes in finance receivables by product type:

•
Large Loans (>$2,500) – Large loans outstanding increased by $218.7 million, or 16.9%, to over $1.5 billion at September 30, 2025, compared to $1.3 billion at September 30, 2024. The increase was due to growth in our auto-secured loan portfolio, the growth of receivables in branches opened during 2024 and 2025, and the transition of small loan customers to large loans.
•
Small Loans (≤$2,500) – Small loans outstanding increased by $14.5 million, or 2.8%, to $540.9 million at September 30, 2025, from $526.3 million at September 30, 2024. The increase was due to marketing, growth in our higher-margin loan portfolio, and growth of receivables in branches opened during 2024 and 2025, partially offset by the transition of small loan customers to large loans.

Dollars in thousands	September 30, 2025	September 30, 2024	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$1,512,140	$1,293,410	$218,730	16.9%
Small loans	540,877	526,346	14,531	2.8%
Total	$2,053,017	$1,819,756	$233,261	12.8%
Number of branches	349	340	9	2.6%
Net finance receivables per branch	$5,883	$5,352	$531	9.9%

Comparison of the Three Months Ended September 30, 2025, versus the Three Months Ended September 30, 2024

Net Income. Net income increased $6.7 million, or 87.3%, to $14.4 million during the three months ended September 30, 2025, from $7.7 million during the prior-year period. The change in net income is explained in greater detail below.

Revenue. Total revenue increased $19.1 million, or 13.1%, to $165.5 million during the three months ended September 30, 2025, from $146.3 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $14.7 million, or 11.0%, to $148.7 million during the three months ended September 30, 2025, from $133.9 million during the prior-year period. The increase was primarily due to an 11.6% increase in average net finance receivables, partially offset by a 0.2% decrease in interest and fee yield. The decrease in yield was primarily due to a higher mix of our large and auto-secured loans.

The following table sets forth the average net finance receivables balance and interest and fee yield for our loan products for the periods indicated:

	Three Months Ended September 30,			Three Months Ended September 30,
Dollars in thousands	2025	2024	YoY % Inc (Dec)	2025	2024	YoY Inc (Dec)
Large loans	$1,460,187	$1,279,720	14.1%	27.1%	26.7%	0.4%
Small loans	541,201	513,089	5.5%	36.7%	37.8%	(1.1)%
Total	$2,001,388	$1,792,809	11.6%	29.7%	29.9%	(0.2)%

Total originations increased to $522.3 million during the three months ended September 30, 2025, from $426.2 million during the prior-year period. The following table represents the principal balance of loans originated and refinanced for the periods indicated:

	Three Months Ended September 30,
Dollars in thousands	2025	2024	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$363,055	$251,563	$111,492	44.3%
Small loans	159,210	174,632	(15,422)	(8.8)%
Total	$522,265	$426,195	$96,070	22.5%

The following table summarizes the components of the increase in interest and fee income when comparing the three months ended September 30, 2025 and 2024:

	Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$12,056	$1,242	$176	$13,474
Small loans	2,654	(1,316)	(72)	1,266
Product mix	872	(680)	(192)	—
Total	$15,582	$(754)	$(88)	$14,740

Insurance Income, Net. Insurance income, net increased $4.0 million, or 53.5% to $11.4 million during the three months ended September 30, 2025, from $7.4 million during the prior-year period. During both the three months ended September 30, 2025 and 2024, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. During the three months ended September 30, 2025, life insurance claims expense represented the largest component of direct insurance expenses. During the three months ended September 30, 2024, personal property claims reserves represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net for the periods indicated:

	Three Months Ended September 30,
Dollars in thousands	2025	2024	YoY $ B(W)	YoY % B(W)
Earned premiums	$14,907	$14,376	$531	3.7%
Claims, reserves, and certain direct expenses	(3,516)	(6,954)	3,438	49.4%
Insurance income, net	$11,391	$7,422	$3,969	53.5%

Earned premiums increased by $0.5 million, and claims, reserves, and certain direct expenses decreased by $3.4 million, in each case compared to the prior-year period. The increase in insurance premiums was primarily due to increases in personal property insurance premiums and life insurance premiums. The decrease in claims, reserves, and direct expenses was primarily due to a decrease in personal property claims and reserves. The three months ended September 30, 2024 included an increase in personal property claims and reserves of $3.5 million related to hurricane activity.

Other Income. Other income increased $0.4 million, or 8.8%, to $5.4 million during the three months ended September 30, 2025, from $5.0 million during the prior-year period, primarily due to an increase in sales of our club membership products of $0.5 million and higher late charges of $0.2 million, partially offset by a decrease in interest income of $0.5 million from lower restricted cash requirements and lower yield on restricted cash investments.

Provision for Credit Losses. Our provision for credit losses increased $6.1 million, or 11.3%, to $60.5 million during the three months ended September 30, 2025, from $54.3 million during the prior-year period. The increase was due to an increase in net credit losses of $3.6 million and the change in provision expense of $2.5 million, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the three months ended September 30, 2025 and 2024, the allowance for credit losses included builds of $9.2 million and $6.7 million, respectively. The allowance for credit losses as a percentage of net finance receivables decreased to 10.3% as of September 30, 2025, from 10.6% as of September 30, 2024. The three months ended September 30, 2024 included a $2.1 million reserve build related to hurricane activity, increasing the allowance for credit losses as a percentage of net finance receivables by 20 basis points. As of September 30, 2025, the reserve build related to hurricane activity in the prior-year period has been released.

Net Credit Losses. Net credit losses increased $3.6 million, or 7.6%, to $51.3 million during the three months ended September 30, 2025, from $47.6 million during the prior-year period. The net credit loss rate was 10.2% during the three months ended September 30, 2025, compared to 10.6% during the prior-year period. This 40 basis point improvement was due to credit tightening, effective portfolio management, and product mix.

Delinquency Performance. Our delinquency rate increased to 7.0% as of September 30, 2025, from 6.9% during the prior-year period, primarily due to an estimated 40 basis point benefit in the prior-year period from special borrower assistance programs related to hurricane activity during the prior-year period, partially offset by credit tightening and effective portfolio management.

The following tables include delinquency balances by aging category and by product for the periods indicated:

	Contractual Delinquency by Aging
Dollars in thousands	September 30, 2025		September 30, 2024
Current	$1,740,356	84.8%	$1,529,171	84.1%
1 to 29 days past due	168,380	8.2%	164,568	9.0%
Delinquent accounts:
30 to 59 days	40,100	1.9%	35,300	1.9%
60 to 89 days	31,914	1.6%	27,704	1.5%
90 to 119 days	26,304	1.2%	23,964	1.4%
120 to 149 days	23,722	1.2%	22,544	1.2%
150 to 179 days	22,241	1.1%	16,505	0.9%
Total delinquency	$144,281	7.0%	$126,017	6.9%
Total net finance receivables	$2,053,017	100.0%	$1,819,756	100.0%

	Contractual Delinquency by Product
Dollars in thousands	September 30, 2025		September 30, 2024
Large loans	$85,865	5.7%	$76,435	5.9%
Small loans	58,416	10.8%	49,582	9.4%
Total	$144,281	7.0%	$126,017	6.9%

The delinquency rate of the large loan portfolio was 5.7% as of September 30, 2025, a 20 basis point improvement from the prior-year period. The rate as of September 30, 2024 was 5.9% and included a 40 basis point benefit in the prior-year period from special borrower assistance programs related to hurricane activity.

The delinquency rate of the small loan portfolio was 10.8% as of September 30, 2025, a 140 basis point increase from the prior-year period. The rate as of September 30, 2024 was 9.4% and included a 50 basis point benefit from special borrower assistance programs related to hurricane activity. The year-over-year change in the rate also reflected faster growth in the higher-margin portfolio in 2024 compared to 2025.

General and Administrative Expenses. Our general and administrative expenses increased $1.6 million, or 2.6%, to $64.1 million during the three months ended September 30, 2025, from $62.5 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $1.2 million, or 3.1%, to $39.5 million during the three months ended September 30, 2025, from $38.3 million during the prior-year period. The increase was driven by increased labor costs of $2.4 million to support growth, including staffing 16 new branches since the prior-year period. Additionally, the three months ended September 30, 2025 included an increase in severance expense of $0.6 million. The increases were partially offset by higher capitalized loan origination costs, which reduce personnel expenses, of $1.5 million and lower incentives of $0.3 million.

Occupancy. Occupancy expenses increased $0.6 million, or 9.3%, to $7.2 million during the three months ended September 30, 2025, from $6.6 million during the prior-year period primarily due to expenses associated with opening 16 new branches since the prior-year period.

Marketing. Marketing expenses decreased $0.9 million, or 17.1%, to $4.2 million during the three months ended September 30, 2025, from $5.1 million during the prior-year period primarily due to optimization of our framework for direct mail marketing.

Other Expenses. Other expenses increased $0.7 million, or 5.3%, to $13.2 million during the three months ended September 30, 2025, from $12.5 million during the prior-year period. We often experience increases in other expenses including legal expenses, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint. In addition, other expenses increased $0.3 million due to investments in digital and technological capabilities, including our new front-end branch origination platform.

Operating Expense Ratio. Our operating expense ratio decreased to 12.8% during the three months ended September 30, 2025, from 13.9% during the prior-year period.

Interest Expense. Interest expense increased $2.6 million, or 13.5%, to $22.0 million during the three months ended September 30, 2025, from $19.4 million during the prior-year period. The increase was primarily due to an increase in our cost of funds as well as an increase in the average balance of our debt facilities. Our cost of funds increased 0.1% to 4.4% during the three months ended September 30, 2025, from 4.3% during the prior-year period. The average balance of our debt facilities increased to $1.5 billion during the three months ended September 30, 2025, from $1.4 billion during the prior-year period.

Income Taxes. Income taxes increased $2.1 million, or 84.6%, to $4.6 million during the three months ended September 30, 2025, from $2.5 million during the prior-year period. The increase was primarily due to a $8.8 million increase in income before income taxes compared to the prior-year period. Our effective tax rates were 24.3% and 24.6% for the three months ended September 30, 2025 and 2024, respectively.

Comparison of the Nine Months Ended September 30, 2025, versus the Nine Months Ended September 30, 2024

Net Income. Net income increased $0.2 million, or 0.6%, to $31.5 million during the nine months ended September 30, 2025, from $31.3 million during the prior-year period. The change in net income is explained in greater detail below.

Revenue. Total revenue increased $42.2 million, or 9.7%, to $475.9 million during the nine months ended September 30, 2025, from $433.7 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $35.3 million, or 9.0%, to $425.9 million during the nine months ended September 30, 2025, from $390.6 million during the prior-year period. The increase was primarily due to a 9.5% increase in average net finance receivables, partially offset by a 0.1% decrease interest and fee yield. The nine months ended September 30, 2024 included reductions in revenue reversals of an estimated $1.7 million attributable to the fourth quarter 2023 loan sale.

The following table sets forth the average net finance receivables balance and interest and fee yield for our loan products for the periods indicated:

	Nine Months Ended September 30,			Nine Months Ended September 30,
Dollars in thousands	2025	2024	YoY % Inc (Dec)	2025	2024	YoY Inc (Dec)
Large loans	$1,391,470	$1,266,363	9.9%	26.6%	26.3%	0.3%
Small loans	543,402	500,508	8.6%	36.4%	37.6%	(1.2)%
Total	$1,934,872	$1,766,871	9.5%	29.4%	29.5%	(0.1)%

Total originations increased to $1.4 billion during the nine months ended September 30, 2025, from $1.2 billion during the prior-year period. The following table represents the principal balance of loans originated and refinanced for the periods indicated:

	Nine Months Ended September 30,
Dollars in thousands	2025	2024	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$941,337	$691,416	$249,921	36.1%
Small loans	483,377	487,195	(3,818)	(0.8)%
Total	$1,424,714	$1,178,611	$246,103	20.9%

The following table summarizes the components of the increase in interest and fee income when comparing the nine months ended September 30, 2025 and 2024:

	Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$24,664	$3,140	$310	$28,114
Small loans	12,083	(4,537)	(388)	7,158
Product mix	397	(313)	(84)	—
Total	$37,144	$(1,710)	$(162)	$35,272

Insurance Income, Net. Insurance income, net increased $5.3 million, or 18.3% to $34.2 million during the nine months ended September 30, 2025, from $28.9 million during the prior-year period. During both the nine months ended September 30, 2025 and 2024, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. During both the nine months ended September 30, 2025 and 2024, life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net for the periods indicated:

	Nine Months Ended September 30,
Dollars in thousands	2025	2024	YoY $ B(W)	YoY % B(W)
Earned premiums	$43,548	$42,776	$772	1.8%
Claims, reserves, and certain direct expenses	(9,361)	(13,873)	4,512	32.5%
Insurance income, net	$34,187	$28,903	$5,284	18.3%

Earned premiums increased by $0.8 million, and claims, reserves, and certain direct expenses decreased by $4.5 million, in each case compared to the prior-year period. The increase in insurance premiums was primarily due to increases in personal property insurance premiums and life insurance premiums. The decrease in claims, reserves, and direct expenses was primarily due to hurricane activity in the prior-year period, including personal property claims and reserves of $3.5 million during the nine months ended September 30, 2024 and a reserve release benefit of $1.0 million during the nine months ended September 30, 2025.

Other Income. Other income increased $1.7 million, or 11.8%, to $15.8 million during the nine months ended September 30, 2025, from $14.1 million during the prior-year period, primarily due to an increase in sales of our club membership products of $1.5 million and higher late charges of $0.9 million associated with portfolio growth, partially offset by a decrease in interest income of $1.1 million from lower restricted cash requirements and lower yield on restricted cash investments.

Provision for Credit Losses. Our provision for credit losses increased $24.5 million, or 15.8%, to $179.1 million during the nine months ended September 30, 2025, from $154.6 million during the prior-year period. The increase was due to an increase in net credit losses of $16.7 million and the change in provision expense of $7.8 million, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the nine months ended September 30, 2025 and 2024, the allowance for credit losses included builds of $12.5 million and $4.7 million, respectively. The allowance for credit losses as a percentage of net finance receivables decreased to 10.3% as of September 30, 2025, from 10.6% as of September 30, 2024. The nine months ended September 30, 2024 included a $2.1 million reserve related to third quarter hurricane activity. As of September 30, 2025, the reserve build related to hurricane activity in the prior-year period has been released.

Net Credit Losses. Net credit losses increased $16.7 million, or 11.1%, to $166.6 million during the nine months ended September 30, 2025, from $149.9 million during the prior-year period. Our net credit losses during the prior-year period were inclusive of an estimated $12.2 million benefit from accelerated charge-offs in the fourth quarter of 2023 attributable to the fourth quarter 2023 loan sale. The net credit loss rate was 11.5% during the nine months ended September 30, 2025, compared to 11.3% during the prior-year period. Our net credit loss rate during the nine months ended September 30, 2024 was inclusive of an estimated 90 basis point benefit related to the fourth quarter 2023 loan sale.

Delinquency Performance. Our delinquency rate increased to 7.0% as of September 30, 2025, from 6.9% during the prior-year period, primarily due to an estimated 40 basis point benefit in the prior-year period from special borrower assistance programs related to hurricane activity, partially offset by the improved credit quality and performance of our portfolio.

General and Administrative Expenses. Our general and administrative expenses increased $10.0 million, or 5.5%, to $193.1 million during the nine months ended September 30, 2025, from $183.1 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $6.0 million, or 5.3%, to $119.2 million during the nine months ended September 30, 2025, from $113.2 million during the prior-year period. The increase was primarily driven by an increase in labor costs of $6.3 million, including staffing 16 new branches since the prior-year period and increased incentive costs of $1.6 million. Additionally, the nine months ended September 30, 2025 included an increase in severance expense of $1.0 million. The increases were partially offset by higher capitalized loan origination costs, which reduce personnel expenses, of $2.9 million.

Occupancy. Occupancy expenses increased $1.9 million, or 10.0%, to $21.0 million during the nine months ended September 30, 2025, from $19.1 million during the prior-year period primarily due to expenses associated with opening 16 new branches since the prior-year period.

Marketing. Marketing expenses increased $0.4 million, or 3.1%, to $14.7 million during the nine months ended September 30, 2025, from $14.2 million during the prior-year period due to increased activity in our direct mail campaigns of $0.2 million to support growth in our legacy and new branch markets, and increased digital marketing activity of $0.2 million, partially offset by optimization of our framework for direct mail marketing.

Other Expenses. Other expenses increased $1.7 million, or 4.5%, to $38.2 million during the nine months ended September 30, 2025, from $36.5 million during the prior-year period. We often experience increases in other expenses including legal expenses, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint. In addition, other expenses increased $0.5 million due to investment in digital and technological capabilities, including our new front-end branch origination platform.

Operating Expense Ratio. Our operating expense ratio decreased to 13.3% during the nine months ended September 30, 2025, from 13.8% during the prior-year period.

Interest Expense. Interest expense increased $7.4 million, or 13.6%, to $62.2 million during the nine months ended September 30, 2025, from $54.7 million during the prior-year period. The increase was primarily due to an increase in our cost of funds as well as an increase in the average balance of our debt facilities. Our cost of funds increased 0.2% to 4.3% during the nine months ended September 30, 2025, from 4.1% during the prior-year period. The average balance of our debt facilities increased to $1.5 billion during the nine months ended September 30, 2025, from $1.4 billion during the prior-year period.

Income Taxes. Income taxes increased $0.1 million, or 1.1%, to $10.1 million during the nine months ended September 30, 2025, from $10.0 million during the prior-year period. The increase was primarily due to a $0.3 million increase in income before income taxes compared to the prior-year period. Our effective tax rates were 24.3% and 24.2% for the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of September 30, 2025, our funded debt-to-equity ratio was 4.3 to 1.0 and stockholders’ equity ratio was 18.3%, compared to 4.1 to 1.0 and 18.7%, respectively, as of December 31, 2024.

Cash and cash equivalents increased to $4.1 million as of September 30, 2025, from $4.0 million as of the prior year-end. We had immediate availability to draw down cash from our revolving credit facilities of $151.3 million and $132.9 million as of September 30, 2025 and the prior year-end, respectively. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $399.8 million and $466.2 million as of September 30, 2025, and the prior year-end, respectively. Our debt balance was $1.6 billion as of September 30, 2025 compared to $1.5 billion as of the prior year-end.

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. As of September 30, 2025 the revolving period maturities of our securitizations and warehouse credit facilities (each as described below within “Financing Arrangements and Restricted Cash Reserve Accounts”) ranged from May 2026 to May 2027, with the exception of securitizations RMIT 2021-1 and RMIT 2022-1, for which the revolving periods ended in February 2024 and February 2025, respectively. We had not exercised our right to redeem the notes of either of these two securitizations as of September 30, 2025. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Dividends and Stock Repurchases.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the quarterly dividends declared and paid for the nine months ended September 30, 2025:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share	Dividends Paid (in thousands)
1Q 25	February 5, 2025	February 20, 2025	March 13, 2025	$0.30	$3,152
2Q 25	April 30, 2025	May 21, 2025	June 11, 2025	0.30	2,843
3Q 25	July 30, 2025	August 20, 2025	September 10, 2025	0.30	2,773
Total				$0.90	$8,768

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

In December 2024, we announced that the Board had authorized a $30.0 million stock repurchase program. The authorization was effective immediately and extends through December 31, 2026. As of September 30, 2025, we had repurchased 0.6 million shares of common stock under this plan at a total cost of $20.2 million, including commissions and estimated excise taxes.

See Note 14, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding our stock repurchase program and cash dividend following the end of the quarter.

Cash Flow.

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2025 was $229.0 million, compared to $205.1 million during the prior-year period, a net increase of $23.9 million. The increase in net cash provided was primarily due to the growth of our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities during the nine months ended September 30, 2025 was $328.0 million, compared to $196.4 million during the prior-year period, a net increase in cash used of $131.6 million. The increase in net cash used was primarily driven by increased originations as we grow our loan portfolio, partially offset by increased repayments of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities during the nine months ended September 30, 2025 was $71.9 million, compared to $17.0 million used in financing activities during the prior-year period, a net increase in cash provided of $89.0 million. The net increase in cash provided was primarily due to an increase in the net advances on debt instruments of $107.4 million related to increased originations, partially offset by an increase in the repurchases of common stock of $16.5 million.

Financing Arrangements and Restricted Cash Reserve Accounts.

As of September 30, 2025, we had five credit facilities outstanding and, from time to time, we engage in the private offering and sale of asset-backed notes. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions. Our debt arrangements described below, other than our senior revolving credit facility, are issued by each of our RMR and RMIT SPEs, which are considered VIEs under GAAP. These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $88.9 million and $117.1 million as of September 30, 2025 and December 31, 2024, respectively. Our debt arrangements also contain various debt covenants. We were in compliance with all such debt covenants as of September 30, 2025.

Revolving Credit Facilities. The following is a summary of our revolving credit facilities as of September 30, 2025:

Dollars in thousands	Capacity	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Maturity Date
Senior	$355,000	$196,181	7.0%	$—	$—	Aug 2028
RMR IV warehouse	$125,000	$35,539	6.5%	$448	$2,745	May 2027
RMR V warehouse	$100,000	$50,368	6.5%	$313	$3,805	Nov 2027
RMR VI warehouse	$75,000	$53,475	6.3%	$356	$4,911	Feb 2028
RMR VII warehouse	$125,000	$46,828	6.7%	$306	$4,302	Oct 2026

Securitizations. The following is a summary of our securitizations as of September 30, 2025:

Dollars in thousands	Issue Amount	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Revolving Period Maturity	Final Maturity Date
RMIT 2021-1	$248,700	$37,861	4.2%	$2,604	$4,464	Feb 2024	Mar 2031
RMIT 2021-2	$200,000	$200,192	2.3%	$2,083	$16,182	Jul 2026	Aug 2033
RMIT 2021-3	$125,000	$125,202	3.9%	$1,471	$15,650	Sep 2026	Oct 2033
RMIT 2022-1	$250,000	$132,416	4.1%	$2,646	$12,510	Feb 2025	Mar 2032
RMIT 2024-1	$187,305	$187,788	6.2%	$1,078	$7,428	May 2027	July 2036
RMIT 2024-2	$250,000	$250,557	5.3%	$1,418	$8,665	Nov 2026	Dec 2033
RMIT 2025-1	$265,000	$265,585	5.3%	$1,489	$8,208	Mar 2027	Apr 2034

See Note 14, “Subsequent Events” of the Notes to the Consolidated Financial Statements in Part 1, Item 1, “Financial Statements,” for information regarding the completion of a private offering and sale of $253 million of asset backed notes and the repayment and termination of the RMIT 2021-1 securitization following the end of the quarter.

RMC Reinsurance. Our wholly owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. These reserves are comprised of restricted cash and restricted AFS investments. As of September 30, 2025, the reserves totaled $23.7 million.

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of September 30, 2025 by $1.8 million.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of September 30, 2025, the interest rates on 76% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and multiple revolving warehouse credit facilities. As of September 30, 2025, the balances and key terms of the credit facilities’ interest rate risk were as follows:

Revolving Credit Facility	Debt Balance (in thousands)	Interest Payment Frequency	Floor	Margin	Rate Type	Effective Interest Rate
Senior	$196,181	Monthly	0.5%	2.8%	1-month SOFR	7.0%
RMR IV warehouse	35,539	Monthly	—	2.3%	1-month SOFR	6.5%
RMR V warehouse	50,368	Monthly	—	2.1%	Conduit	6.5%
RMR VI warehouse	53,475	Monthly	—	2.1%	1-month SOFR	6.3%
RMR VII warehouse	46,828	Monthly	—	2.4%	1-month SOFR	6.7%
Total	$382,391

Based on the underlying rates and the outstanding balances as of September 30, 2025, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $3.8 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our share repurchase transactions (excluding both commissions and estimated excise taxes) during the three months ended September 30, 2025:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2025 — July 31, 2025	153,552	$32.56	153,552	$10,000,020
August 1, 2025 — August 31, 2025	—	—	—	$10,000,020
September 1, 2025 — September 30, 2025	—	—	—	$10,000,020
Total	153,552	$32.56	153,552

(1) On December 2, 2024, we announced that our Board had authorized the repurchase of up to $30.0 million of our outstanding shares of common stock. The authorization was effective immediately and extends through December 31, 2026. See Note 14, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding an increase in the amount authorized under the stock repurchase program following the end of the quarter.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2025, none of the Company’s officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.1	Loan and Security Agreement, dated as of August 19, 2025, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Bank of Montreal, as agent		8-K	001-35477	10.1	08/25/2025
10.2	Amendment No 7 to the Credit Agreement, dated as of August 19, 2025, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, including its successors and permitted assigns, as account bank, securities intermediary, and backup servicer		8-K	001-35477	10.2	08/25/2025
10.3	Amendment No. 7 to the Credit Agreement, dated as of August 19, 2025, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, including its successors and permitted assigns, as account bank and backup servicer, and JPMorgan Chase Bank, N.A., as administrative agent		8-K	001-35477	10.3	08/25/2025
10.4	Third Amendment to Credit Agreement, dated as of August 19, 2025, by and among Regional Management Corp., as servicer, Regional Management Receivables VI, LLC, as borrower, the lenders parties thereto, and Regions Bank, as administrative agent and securities intermediary and Computershare Trust Company, N.A. as resigning securities intermediary		8-K	001-35477	10.4	08/25/2025
10.5	Third Amendment to Credit Agreement, dated as of August 19, 2025, by and among Regional Management Corp., as servicer, Regional Management Receivables VII, LLC, as borrower, the lenders parties thereto, and BMO Capital Markets Corp., as administrative agent		8-K	001-35477	10.5	08/25/2025
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X
32.1	Section 1350 Certifications	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: November 6, 2025	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial and Administrative Officer
(Principal Financial Officer and Duly Authorized Officer)