Form 10-K
period 2025-12-31
Regional Management Corp.
filed 2026-02-20
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $235,369,156 based upon the closing sale price as reported on the New York Stock Exchange. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.

As of February 17, 2026, there were 9,396,929 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

Regional Management Corp.

Annual Report on Form 10-K

Fiscal Year Ended December 31, 2025

GLOSSARY

Terms and abbreviations used in this report are defined below:

Term or Abbreviation	Definition
2015 Plan	2015 Long-Term Incentive Plan
2024 Plan	2024 Long-Term Incentive Plan
ACH	automated clearing house
AFS	available-for-sale
AI	artificial intelligence
APR	annual percentage rate
ASU	Accounting Standards Update
AWS	Amazon Web Services
Board	the Company's Board of Directors
B(W)	comparatively better shown as positives, comparatively worse shown as negatives
Bylaws	the Company's bylaws
CAGR	compound annual growth rate
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Code of Ethics	the Code of Business Conduct and Ethics adopted by the Board
Company	Regional Management Corp.
Consent Agreement	Consent Agreement between the CFPB and the Company dated January 4, 2024
Cost of funds	annualized (as applicable) interest expense as a percentage of average net finance receivables
Debt balance	the balance for each respective debt agreement, composed of principal balance and accrued interest
Delinquency rate	delinquent loans outstanding as a percentage of ending net finance receivables
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ERM	enterprise risk management
Exchange Act	the Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standard Board
FICO	Fair Isaac Corporation
Funded debt-to-equity ratio	debt divided by total stockholders' equity
GAAP	U.S. Generally Accepted Accounting Principles
Inc (Dec)	comparative increases shown as positives, comparative decreases shown as negatives
Interest and fee yield	annualized (as applicable) interest and fee income as a percentage of average net finance receivables
Issuance Trust	the Company's indirect SPE through which private offerings and sales consisting of the issuance of classes of fixed-rate, asset-backed notes are completed
KTIP	key team member incentive program
LGD	loss given default
LTIP	long-term incentive program
Net credit loss rate	annualized (as applicable) net credit losses as a percentage of average net finance receivables
Nortridge	Nortridge Software, LLC
Notice	notice provided by the CFPB to the Company dated March 7, 2023
NQSO	nonqualified stock option
NYSE	New York Stock Exchange
Operating expense ratio	annualized (as applicable) general and administrative expenses as a percentage of average net finance receivables
PD	probability of default
PRSU	performance restricted stock unit
Receivables	certain retail installment contracts and promissory notes that secure certain financing arrangements
RMIT	Regional Management Issuance Trust
RMR	Regional Management Receivables

Regional Management Corp. | 2025 Annual Report on Form 10-K | 3

Term or Abbreviation	Definition
RMR III	Regional Management Receivables III, LLC
RMR IV	Regional Management Receivables IV, LLC
RMR V	Regional Management Receivables V, LLC
RMR VI	Regional Management Receivables VI, LLC
RMR VII	Regional Management Receivables VII, LLC
RSA	restricted stock award
RSU	restricted stock unit
SDIS	Senior Director of Information Security
SEC	Securities and Exchange Commission
Servicer	the Company, acting in the capacity as the servicer with respect to securitizations
SOFR	secured overnight financing rate
SPE	wholly owned, bankruptcy-remote, special purpose entity
Stockholders' equity ratio	total stockholders' equity as a percentage of total assets
VIE	variable interest entity
YoY	year-over-year

Regional Management Corp. | 2025 Annual Report on Form 10-K | 4

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 5

Part I

ITEM 1. BUSINESS.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of December 31, 2025, we operated under the name “Regional Finance” online and in branch locations in 19 states across the United States, serving 590,800 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent in-person contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our core products are large and small installment loans. As a complement to our loan products, we offer our customers optional payment and collateral protection insurance.

•
Large Loans – We offer large installment loans with cash proceeds to customers ranging from $2,501 to $35,000, with terms between 18 and 60 months. Our large loans are typically secured by non-essential household goods and/or a vehicle. As of December 31, 2025, we had 289,300 large loans outstanding representing $1.6 billion in finance receivables, or an average of approximately $5,500 per loan. In 2025, 2024, and 2023, interest and fee income from large loans contributed $382.9 million, $337.7 million, and $323.9 million, respectively, to our total revenue.
•
Small Loans – We offer small installment loans with cash proceeds to customers ranging from $500 to $2,500, with terms of up to 48 months. Our small loans are typically secured by non-essential household goods and/or, to a lesser extent, a lien on a vehicle. As of December 31, 2025, we had 301,500 small loans outstanding representing $547.0 million in finance receivables, or an average of approximately $1,800 per loan. In 2025, 2024, and 2023, interest and fee income from small loans contributed $196.0 million, $191.2 million, and $165.8 million, respectively, to our total revenue.
•
Optional Payment and Collateral Protection Insurance Products – We offer our customers optional payment and collateral protection insurance relating to our loan products, including credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. In 2025, 2024, and 2023, insurance income, net contributed $45.6 million, $40.7 million, and $44.5 million, respectively, to our total revenue.

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

The weighted-average APR of our large loans, which are reserved for higher credit quality customers who meet more stringent underwriting requirements than those applied to small loan applicants, was 30.6% for loans originated in 2025. The weighted-average APR of our small loans originated in 2025 was 44.3%. We believe that the rates on our products are significantly more attractive than many other credit options available to our customers, such as payday, pawn, and title loans, which often come with APRs over 300%. Our loans are also safer and more favorably structured than loans offered by alternative financial service providers. We underwrite our loans based on an applicant’s ability to repay, whereas payday, pawn, and title loans are typically underwritten based on an ability to collect, either through access to the borrower’s bank account or by repossession and sale of collateral. We also structure our loans on a fixed-rate, fixed-term basis with fully amortizing, equal monthly installment payments that are designed to be affordable for our

Regional Management Corp. | 2025 Annual Report on Form 10-K | 6

customers and made over a weighted-average term of 51 months and 26 months for large and small loans, respectively (for loans originated in 2025). By comparison, payday, pawn, and title loans typically have balloon payments following short terms of 14 to 60 days.

Importantly, we further differentiate ourselves from alternative financial service providers by reporting our customers’ payment performance to credit bureaus. This practice provides our customers with the opportunity to improve their credit profile by establishing a responsible payment history with us and, ultimately, to gain access to a wider range of credit options, including our own. For example, in 2025, we worked with many of our deserving customers to refinance approximately 26,000 of our customers’ small loans into large loans, representing $163.3 million in finance receivables at origination, and resulting in a decrease in these customers’ average APR from 42.7% to 30.6%. We also believe that, over time, many of our customers transition away from our company to prime sources of credit.

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

Business Model

Omni-Channel Platform. Our omni-channel platform, which includes our branches, direct mail campaigns, digital partners, and consumer website, enables us to offer a range of loan products to new, existing, and former customers throughout our markets. We began building our branch network over 35 years ago and have expanded the network to 353 branches in 19 states as of December 31, 2025. Our branch personnel market our products in a number of ways, including through customer referrals, direct telephone and mail solicitations of current and former customers, and by leveraging our direct mail program and leads generated by our digital affiliates and consumer website. Our direct mail campaigns include mailings of pre-screened convenience checks, pre-qualified offers, and invitations to apply, which enable us to market our products to millions of current and potential customers in a cost-effective manner. We have also developed our consumer website and partnered with digital lead generation sources to promote our products and facilitate loan applications. We believe that our omni-channel platform provides us with a competitive advantage by giving us broad access to our existing and former customers and multiple avenues to attract new customers.

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

Integrated Branch Model with Centralized Support. Our branch network serves as the foundation of our omni-channel platform and the primary point of contact with our customers. Nearly 74% of our loan originations in 2025 were facilitated by one of our branch locations, and nearly all loans, regardless of origination channel, are serviced through our branches, allowing us to maintain frequent, in-person contact with our customers. By integrating loan origination and loan servicing at the branch level, our employees are able to maintain a relationship with our customers throughout the life of a loan. We believe this frequent-contact, relationship-driven lending model provides greater insight into potential payment difficulties, reduces credit risk, and allows us to assess the borrowing needs of our customers, better enabling us to offer them new loan products as their credit profiles and needs evolve. In recent years, we have provided our branch network with increasing levels of centralized sales, underwriting, service, collections, and administrative support, and we plan to continue our investment in and testing of centralized support in the future.

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

Demonstrated Organic Growth. We have grown our total finance receivables by 88.4%, from $1.1 billion at December 31, 2020 to $2.1 billion at December 31, 2025, a CAGR of 13.5%. This receivables growth has driven a revenue increase of 72.7%, from $373.9 million in 2020 to $645.6 million in 2025, a CAGR of 11.5%. Our portfolio growth has come from expanding our geographic presence,

Regional Management Corp. | 2025 Annual Report on Form 10-K | 7

growing our finance receivable portfolios within existing branches, and developing new products and channels, including through digital lead generation. We plan to continue entering new geographies, opening additional branches, and introducing new products, channels, and marketing strategies to grow our portfolio.

Experienced Management Team. Our executive and senior operations management teams consist of individuals experienced in installment lending and other consumer finance services. Our Chief Executive Officer until November 10, 2025 had over 30 years of experience in consumer financial services, and our new Chief Executive Officer effective November 10, 2025 also has nearly 30 years of leadership experience in consumer lending and financial services. Our Chief Financial and Administrative Officer has over 25 years of financial services experience, and our Chief Credit Risk Officer has over 20 years of financial and consumer lending experience. As of December 31, 2025, our state operations vice presidents averaged over 30 years of industry experience and over 11 years of service at Regional, while our associate vice presidents and district supervisors averaged over 20 years of industry experience and 11 years of service with Regional. Our executive and senior operations management team members intend to leverage their experience and expertise in consumer lending to grow our business, deliver high-quality service to our customers, and carefully manage our credit risk.

Strategies

Expand Our Geographic Presence. We expect to continue to grow the receivables, revenue, and profitability of our existing branches, to open new branches within our existing geographic footprint, and to expand our operations into new states. Establishing local contact with our customers through our branch network is a key to our frequent-contact, relationship-driven lending model. We believe that there remains substantial opportunity to grow the finance receivable portfolios of our existing branches. In recent years, we have expanded into Mississippi, Indiana, California, Louisiana, Idaho, and Arizona. We anticipate that as our newer branches mature, their revenue will grow faster than our overall same-store revenue growth rate. We believe there is sufficient demand for consumer finance services to continue new branch openings in certain of the states where we currently operate, allowing us to capitalize on our existing infrastructure and experience in these markets. We also intend to explore opportunities for growth in states outside of our existing geographic footprint that enjoy favorable operating environments, and over time, we expect to have a national presence.

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

Improve Our Digital Capabilities. In order to better attract and serve customers who prefer to conduct business digitally, we make an online loan application available on our consumer website, generate customer leads through digital partners, and provide our customers with online account management capabilities. Over the past few years, we have invested heavily in our digital acquisition channel and servicing tools. For example, we rolled out an improved digital prequalification experience for our customers, including expanded integrations with existing and new digital affiliates and lead generators. We also tested a digital origination product and channel for new customers (through which new loans can be fulfilled entirely online without intervention by our personnel), we launched an enhanced customer portal, and we deployed our mobile app. These efforts enabled us to maintain new digitally sourced volumes as a percentage of total new customer volumes at nearly 32% in 2025, compared to over 27% in 2024. In the future, we will continue our focus on the digital channel. We plan to improve and further test our digital origination product and improve the customer experience. We also expect to complete enhancements to our customer portal and mobile app, allowing our customers easy access to payment functionality and additional features. Our investment in our digital channel allows us to add capabilities, improve efficiencies, enhance the customer experience, and test new mechanisms for lead generation to diversify and expand our new business acquisition opportunities.

Enhance Our Products, Channels, and Services. Over time, we intend to improve our existing product offerings, to introduce new products and services, and to capture customers through new channels and partnerships. For example, we have introduced an enhanced auto-secured large loan product, through which we offer larger auto-secured loans to some of our highest credit quality customers. As of the end of 2025, auto-secured loans represented $294.3 million, or 13.7% of our total portfolio. In addition, in recent years we began to increase our marketing investment in our higher-margin small loan product, part of our strategy of growing our

Regional Management Corp. | 2025 Annual Report on Form 10-K | 8

higher-margin small loan accounts and our higher-quality auto-secured accounts. In the future, we will continue to assess new credit and non-credit products and services and expand the channels and partnerships through which we acquire customers.

Maintain Sound Underwriting and Credit Control. We have invested heavily in our credit, data and analytics, and collections functions. We plan to continue to do so in the future by maintaining highly qualified employees dedicated to managing credit risk, refining our underwriting models, and improving our collection efforts through both our branch operations and our centralized collections department. Our loan origination and servicing software platform allows us to automate our underwriting decisions, and over the past few years, we have introduced our new proprietary credit models that provide significant advancements in underwriting capabilities by utilizing sophisticated modeling algorithms that leverage new alternative data sources to drive more predictable outcomes and make better credit decisions at the margin. Through these efforts and others, we plan to continue to carefully manage our credit exposure as we grow our business, offer new products, access new channels, and enter new markets.

Carefully Manage Our G&A Expenses. We have made significant investments in our business over the past several years, including by increasing our marketing spend to drive new business, expanding our branch network, hiring operations employees to service our growing finance receivable portfolio, and improving our credit, information technology, and data and analytics capabilities. However, during that time, we also remained keenly focused on driving operating leverage through the prudent management of our expenses. Between 2020 and 2025, our operating expense ratio decreased from 16.4% to 13.1%. As we grow our business, we will remain vigilant in our management of general and administrative expenses, with the goal of decreasing such expenses as a percentage of average net finance receivables over time.

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

Large and small loans are originated by our branch network, by our centralized sales and service team, and through our convenience check direct mail campaigns. Our convenience check direct mail loan offers enable prospective customers to enter into a loan with us by cashing or depositing the check attached to the loan offer, thereby agreeing to the terms of the loan as prominently set forth on the check and accompanying disclosures. When a customer enters into a loan by cashing or depositing the convenience check, our personnel gather additional information on the borrower to assist in servicing the loan.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 9

Large Loans. In 2025, our average originated principal balance and weighted-average term for large loans were $6,521 and 51 months, respectively. The average interest and fee yield we earned on our portfolio of large loans was 26.7% for 2025. The following table sets forth the distribution of our large loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2025	2024	2023	2022	2021
Texas	31%	32%	32%	33%	31%
North Carolina	16%	17%	16%	15%	15%
South Carolina	9%	10%	11%	12%	15%
All Other States	44%	41%	41%	40%	39%
Total	100%	100%	100%	100%	100%

The following table sets forth the total number of large loans, total large loan finance receivables, and average size per loan by state as of December 31, 2025.

	Number of Loans	Net Finance Receivables	Average Size Per Loan
	(In thousands)
Texas	75,894	$499,892	$6,587
North Carolina	52,051	257,665	4,950
South Carolina	23,909	138,322	5,785
All Other States	137,402	697,292	5,075
Total	289,256	$1,593,171	$5,508

Small Loans. In 2025, our average originated principal balance and weighted-average term for small loans were $2,225 and 26 months, respectively. The average interest and fee yield we earned on our portfolio of small loans was 36.2% for 2025. The following table sets forth the distribution of our small loan finance receivable portfolio by state as of the dates indicated.

	At December 31,
	2025	2024	2023	2022	2021
Texas	25%	27%	30%	33%	35%
North Carolina	13%	13%	13%	16%	16%
Alabama	9%	9%	10%	9%	10%
All Other States	53%	51%	47%	42%	39%
Total	100%	100%	100%	100%	100%

The following table sets forth the total number of small loans, total small loan finance receivables, and average size per loan by state as of December 31, 2025.

	Number of Loans	Net Finance Receivables	Average Size Per Loan
	(In thousands)
Texas	74,300	$136,606	$1,839
North Carolina	37,944	70,083	1,847
Alabama	25,654	48,435	1,888
All Other States	163,627	291,904	1,784
Total	301,525	$547,028	$1,814

Insurance and Ancillary Products

We also offer our customers various optional payment and collateral protection insurance products as a complement to our lending operations. Our primary insurance products include optional credit life insurance, accident and health insurance, involuntary unemployment insurance, and personal property insurance. These insurance products are optional and not a condition of the loan, and we do not sell insurance to non-borrowers. Our insurance products, including the types of products offered and their terms and conditions, vary from state to state in compliance with applicable laws and regulations. Insurance policy premiums, claims, and

Regional Management Corp. | 2025 Annual Report on Form 10-K | 10

expenses are included in our results of operations as insurance income, net in the consolidated statements of comprehensive income. In 2025, insurance income, net was $45.6 million, or 7.1% of our total revenue.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 11

The following table sets forth the net finance receivables per branch based on maturity:

Age of Branch (As of December 31, 2025)	Net Finance Receivables Per Branch as of December 31, 2025	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$3,076	—	17
Branches open one to three years	$7,133	131.9%	13
Branches open three to five years	$8,283	16.1%	35
Branches open five years or more	$5,921	(28.5)%	288
Total	$6,063		353

The following table sets forth the average operating income contribution per branch for the year ended December 31, 2025, based on maturity of the branch.

Age of Branch (As of December 31, 2025)	Average Branch Operating Income Contribution	Percentage Increase From Prior Age Category	Number of Branches
	(In thousands)
Branches open less than one year	$170	—	17
Branches open one to three years	$139	(18.2)%	13
Branches open three to five years	$356	156.1%	35
Branches open five years or more	$626	75.8%	288
Total	$560		353

Historically, net finance receivables per branch and average branch operating income contribution have increased as our branches mature. Beginning in 2021 with our expansion to Illinois, we began to implement a lighter branch footprint strategy, pursuant to which we are leveraging our new technology and digital capabilities to service a wider geographic area in new branch locations. As a result, our new branches opened since 2021 have on average grown their net finance receivables and operating income contribution at a faster pace than branches opened prior to 2021. As a result of this strategy, the net finance receivables per branch of branches open one to five years exceed that of branches open more than five years in the table above.

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

Human Capital

As of December 31, 2025, we had 2,112 employees. All of our employees are located within the United States, and none are covered by a collective bargaining agreement. We work diligently to attract the best talent in order to meet the current and future demands of our business, and we have demonstrated a history of investing in our workforce by offering competitive compensation, comprehensive benefits, and development opportunities. We are committed to fostering, cultivating, and preserving a strong culture and inclusive work environment.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 12

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

The responsibility for the servicing and collection of each loan generally rests with the originating branch. Borrowers who have signed up for online account access have on-demand access to their account information through Regional’s website and mobile app. In addition, borrowers may elect to receive automated text messages with information regarding their account, including payment reminders. Borrowers have the option of making payments (i) in person at a branch where they may pay by cash, check, money order, debit card, or immediate, one-time future, or recurring ACH, (ii) through our customer portal via debit card or immediate, one-time future, or recurring ACH, or (iii) by immediate or one-time future debit card or ACH over the phone. In the fourth quarter of 2025, approximately 84% (by dollar amount) of customer payments were made by debit card or ACH.

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

Customers are generally limited to three deferrals of their monthly payment in a rolling twelve-month period unless it is determined that an exception is warranted (e.g. due to a natural disaster or pandemic). In 2024, we began offering temporary loan modifications, allowing for reduced payments and limited interest forgiveness over a three-month period, enabling customers to bring their loan back to a current status. We generally limit the refinancing of delinquent loans to those customers who have made recent payments and for whom we have verified current employment, and we do not charge any origination fees on the refinancing of a severely delinquent loan. We believe that refinancing delinquent loans for certain deserving customers who have made periodic payments allows us to help customers resolve temporary financial setbacks and repair or sustain their credit. During 2025, we refinanced approximately $7.9 million of loans that were 60 or more days contractually past due, representing approximately 0.4% of our total loan originations in 2025. As of December 31, 2025, the outstanding balance of such refinanced loans was $6.9 million, or 0.3% of finance receivables as of such date. We may also agree to settle or permanently modify a past-due loan by accepting less than the full principal balance owed, either in a lump sum or over an established term. A settlement or permanent loan modification is only used in certain limited cases and is only offered once we have determined that we are unlikely to collect the entire outstanding balance of the loan.

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

Technology

We utilize a loan origination and servicing platform offered by Nortridge to originate loans and to service our loan portfolio. We have invested in customizing the Nortridge platform to meet our needs based upon our specific products, processes, and reporting requirements. The Nortridge custom decision engine utilizes application information and a credit report detailing the applicant’s credit history to generate an initial credit decision and to guide our branch employees through the loan origination process to the final credit decision. In 2025, we developed a new front-end branch origination platform that will improve team member effectiveness, enhance the customer experience, and ultimately benefit our operating efficiency. We began rolling out the new origination platform in 2025 and expect to complete the platform implementation across all states in the next 12 months.

Throughout the life of the loan, our employees utilize Nortridge to, among other things, enter payments, generate collection queues, and log collection activity. Nortridge also facilitates electronic and recurring payments, automated text messaging, and customer account access through a customer portal. Nortridge logs and maintains, within our centralized information systems, a permanent record of the loan origination and servicing approvals and processes and permits all levels of branch and centralized

Regional Management Corp. | 2025 Annual Report on Form 10-K | 13

management to review the individual and collective performance of all branches for which they are responsible on a daily basis. We intend to continue to enhance the Nortridge platform to further leverage its capabilities and to meet our evolving needs. In addition, we will continue to invest in other software platforms that integrate with Nortridge and are expected to improve our origination and servicing capabilities.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 14

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

On March 7, 2023, the CFPB provided the Company with Notice that it sought to establish supervisory authority over the Company pursuant to section 1024(a)(1)(C) of the Consumer Financial Protection Act of 2010. Under that provision, the CFPB may establish supervisory authority over any non-bank covered person that it has reasonable cause to determine is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. The Company responded to the Notice by voluntarily consenting to the CFPB’s supervisory authority and entering into a Consent Agreement dated January 4, 2024. Pursuant to the Consent Agreement and related CFPB order, the CFPB had supervisory authority over the Company for a period of two years. In April 2025, the CFPB closed its examination of the Company without any adverse finding and, on January 8, 2026, the CFPB’s supervision of the Company ended pursuant to the terms of the Consent Agreement.

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

Notwithstanding the foregoing, changes in the U.S. presidential administration and the composition of the U.S. Congress have led to significant changes to the structure, priorities, scope, practices, and staffing levels of various regulatory agencies, including the CFPB. For example, in February 2025, the current presidential administration directed the CFPB to, among other things, suspend rule implementations and cease supervisory activities. The impact of these changes on organizations subject to CFPB regulation and supervision is uncertain.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 15

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 16

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
Development and use of AI;
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

Risks Related to Our Business and Operations

We have grown significantly over the years, and our delinquency, credit loss rates, and overall results of operations may be adversely affected if we do not manage our growth effectively.

We have experienced substantial growth over the years, increasing the size of our finance receivable portfolio from $1.1 billion as of December 31, 2020 to $2.1 billion at the end of 2025, a CAGR of 13.5%. We intend to continue our growth strategy in the future. As we increase the number of branches we operate, we will be required to find new, or relocate existing, employees to operate our branches and allocate resources to train and supervise those employees. The success of a branch depends significantly on the manager overseeing its operations and on our ability to enforce our underwriting standards and implement controls over branch operations.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 17

Recruiting suitable managers for new branches can be challenging, particularly in remote areas and in areas where we face significant competition. Furthermore, the annual turnover rate among our branch managers was approximately 19% in both 2024 and 2025, and turnover rates of managers in our new branches may be similar or higher. Increasing the number of branches that we operate may divide the attention of our senior management or strain our ability to adapt our infrastructure and systems to accommodate our growth. If we are unable to promote, relocate, or recruit suitable managers, oversee their activities effectively, maintain our underwriting and loan servicing standards, and otherwise appropriately and effectively staff our branches, our delinquency and credit loss rates may increase and our overall results of operations may be adversely impacted.

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

We intend to continue our growth strategy, which is based on opening and acquiring branches in existing and new markets, introducing new products and channels, and increasing the finance receivable portfolios of our existing branches. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•
the inherent uncertainty regarding general economic conditions, including the impact of inflationary pressures and interest rate volatility;
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

A significant portion of the growth in our installment loans portfolio has been achieved through direct mail campaigns. One aspect of our direct mail campaigns involves mailing “convenience checks” to pre-screened recipients, which recipients can sign and cash or deposit, thereby agreeing to the terms of the proposed loan, which are disclosed on the front and back of the check and in the accompanying disclosures. We use convenience checks to seed new branch openings and to attract new customers to existing branches in our geographic footprint. In 2024 and 2025, loans initiated through convenience checks represented 27.4% and 26.2%,

Regional Management Corp. | 2025 Annual Report on Form 10-K | 18

respectively, of the value of our originated installment loans. We expect that convenience checks will continue to represent a meaningful portion of our installment loan originations in the future. There are several risks associated with the use or origination of convenience checks, including the following:

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 19

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 20

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 21

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 22

Geographic concentration of our loan portfolio may increase the risk of loss.

Any concentration of our loan portfolio in a state or region may present unique risk concentrations. Our branches in Texas and North Carolina accounted for 30% and 15%, respectively, of our finance receivables as of December 31, 2025. Further, as of December 31, 2025, all of our operations were across 19 states. As a result, we are highly susceptible to adverse economic conditions in these areas. The unemployment and bankruptcy rates in some states in our footprint are among the highest in the country. High unemployment rates may reduce the number of qualified borrowers to whom we will extend loans, which would result in reduced loan originations. In addition, some geographic regions of the United States will, from time to time, experience weaker regional economic conditions and consequently will experience higher rates of loss and delinquency. A regional economy may be affected by the loss of jobs in certain industries, by state and local taxes, or by other factors. A region’s economic condition may be directly, or indirectly, adversely affected by international events such as military conflicts or wars, prolonged public health crises, epidemics, or pandemics, national events such as civil disturbances, or natural disasters such as hurricanes, wildfires, earthquakes, and other extreme conditions (including an increase in the frequency or severity of such conditions and events as a result of climate change). These events and disasters may occur in any area of the country, even places where these events are considered unlikely. In the event that a significant portion of our loan portfolio is comprised of loans owed by borrowers residing in certain jurisdictions, economic conditions, elevated bankruptcy filings, natural disasters, or other factors affecting these jurisdictions in particular could adversely impact the delinquency and default experience of our loan portfolio, and, we could experience reduced or delayed payments on outstanding loans. Conversely, an improvement in economic conditions could result in prepayments by our borrowers of their payment obligations on our loans. As a result, we may receive principal payments on the outstanding loans earlier than anticipated, which would reduce our finance receivables and the interest income earned thereon. No assurance can be given as to the effect of economic conditions on the rate of delinquencies, prepayments, or losses on our loan portfolio with respect to any part of our geographic footprint.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 23

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products, services, and marketing channels, including the use of AI and machine-learning solutions to interact with customers, sell products and services, and support and grow a customer base. We rely on our integrated branch network as the foundation of our omni-channel platform and the primary point of contact with our active accounts. In order to serve consumers who want to reach us over the internet, we make an online loan application available on our consumer website, and we provide our customers an online customer portal, giving them online access to their account information and an electronic payment option. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demand for convenience, as well as to create additional efficiencies in our operations. We expect that new

Regional Management Corp. | 2025 Annual Report on Form 10-K | 24

technologies and business processes applicable to the consumer finance industry will continue to emerge, and these new technologies and business processes may be more efficient than those that we currently use. We cannot ensure that we will be able to sustain our investment in new technology, and we may not be able to effectively implement new technology-driven products and services as quickly as some of our competitors or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could cause disruptions in our operations, harm our ability to compete with our competitors, and adversely affect our business, prospects, financial condition, results of operations, and liquidity.

Security breaches, cyber-attacks, failures in our information systems, or fraudulent activity could result in damage to our operations or lead to reputational damage.

We rely heavily on communications and information systems to conduct our business. Each branch is part of an information network that is designed to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis, and report revenues and expenses to our headquarters. Our computer systems, software, and networks may be vulnerable to breaches (including via computer hackings), unauthorized access, misuse, computer viruses, malware or ransomware, phishing, employee error or malfeasance, or other failures or disruptions that could result in disruption to our business or the loss or theft of confidential information, including customer, employee, and business information. Further, the rapid evolution and increased adoption of AI technologies, increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties may increase our level of cybersecurity risk. Any failure, interruption, or breach in security of these systems, including any failure of our back-up systems, hardware failures, or an inability to access data maintained offsite, could result in failures or disruptions in our customer relationship management, general ledger, loan, and other systems and could result in a loss of data (including loan portfolio data), a loss of customer business, or a violation of applicable privacy and other laws, subject us to additional regulatory scrutiny, or expose us to civil litigation, possible financial liability, and other adverse consequences, any of which could have a material adverse effect on our financial condition and results of operations. Furthermore, the techniques that are used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time. Accordingly, we may not be able to detect immediately any such breach, which may increase the losses that we would suffer. Additionally, our existing insurance policies may be insufficient to reimburse us for all of the damages that we might incur as a result of a breach.

A security breach or cyber-attack on our computer systems could interrupt or damage our operations or harm our reputation. We have implemented systems and processes designed to protect against unauthorized access to or use of personal information and rely on encryption and authentication technology to effectively secure transmission of confidential information, including customer bank account, credit card, and other personal information. Despite the implementation of these security measures, there is no guarantee that they are adequate to safeguard against all security breaches and our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems. We may also face new or heightened risks related to remote work among certain of our employees and use of digital operations, both of which have become more common in recent years. The continued evolution and increased usage of AI technologies may further increase our cybersecurity risks. If we were to experience a security breach or cyber-attack, we could be required to incur substantial costs and liabilities, including, among other things, the following:

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 25

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

The development and use of artificial intelligence presents risks and challenges that may adversely impact our business.

We, or the third party service providers with which we transact or have business relationships, may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents several potential risks and challenges to our business. The implementation by us of AI technologies may require significant additional investments in infrastructure, personnel, and training. There can be no assurance that such investments will yield the anticipated benefits or that we will be able to successfully integrate AI into our existing systems and processes without disruption. We may not be able to effectively implement or keep pace with evolutions in AI or other technology-driven products and services as quickly or with the same degree of success as our competitors. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to innovate and expand our loan products and otherwise adversely affect our business and our ability to compete successfully in the consumer finance industry.

The legal and regulatory environment relating to AI is complex and rapidly evolving in the United States and includes both regulatory frameworks targeting AI specifically and other laws and regulations related to such matters as intellectual property, privacy, consumer protection, and employment, among others, applicable to the use of AI. These evolving laws and regulations could affect our approach to AI technology and any implementation of AI technology that we may pursue and could result in significant compliance costs and risk of non-compliance.

AI models may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. The limited transparency of AI models increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of AI models, reducing erroneous output of AI models, eliminating bias in AI models, and complying with relevant regulations. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, which could expose us to risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility.

Whether or not we are otherwise able successfully to manage the implementation of AI in our business and address the competitive challenges AI could pose to our business and any failure by third parties with which we transact or have business relationships to adhere to our AI policies or otherwise to use AI in an appropriate manner, could result in legal or regulatory violations, jeopardize our business model, or expose us to cybersecurity threats, any of which could adversely affect our business and result in our sustaining reputational, technical, or competitive harm.

Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 26

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 27

The ability of our customers to make in-branch payments and any future inability to make in-branch payments may result in additional risks.

As of December 31, 2025, our integrated branch network consisted of 353 branches across 19 states. With respect to our managed portfolio of loan products, during fiscal year 2025, approximately 11% (by dollar amount) of our loan payments were made by cash or check and received in branch, although in the future we may direct borrowers to remit payments through one or more lockboxes. Despite a recent trend in favor of payments via electronic channels, a significant number of borrowers may continue to make payments in branches, including in cash, ACH, or by debit. While we cannot estimate the percentage of borrowers without a checking account, should one or more of the branches become unavailable for any reason for the acceptance of payments, the ability to collect payments from these borrowers who would otherwise make payments at such branch may be adversely affected. Such events could result in increased delinquencies and losses on our loan portfolio. Additionally, there can be no assurance that the number of borrowers that make cash payments or payments in person at our branches in the future will not increase over current levels. In the event that such cash payments are no longer accepted, there can be no assurance that the performance of our loan portfolio would not be adversely affected, resulting in increased delinquencies and losses on our loan portfolio.

Regular turnover among our managers and other employees at our branches makes it more difficult for us to operate our branches and increases our costs of operations, which could have an adverse effect on our business, financial condition, and results of operations.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. In the past, we have lost employees and candidates to competitors who have been willing to pay higher compensation. Our ability to continue to expand our operations depends on our ability to attract, train, and retain a large and growing number of qualified employees. Turnover in our branches has remained at high levels during recent years, ranging from approximately 46% in 2020 to 53% in 2025. This turnover increases our cost of operations and makes it more difficult to operate our branches. Our loan specialist and assistant manager roles have historically experienced high turnover. We may not be able to retain and cultivate personnel at these ranks for future promotion to branch manager. If our employee turnover rates continue to increase or remain above historical levels or if unanticipated problems arise from our high employee turnover and we are unable to readily replace such employees, our business, results of operations, financial condition, and ability to continue to expand could be adversely affected.

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

We may not be successful in retaining the current members of our executive or senior management team or our other key employees. Furthermore, key management transitions, such as our recent change in President and Chief Executive Officer, involve inherent risk, and such transition periods can be disruptive and may result in a loss of personnel with deep institutional knowledge. The loss of the services of any of our executive officers, senior management, or key team members, including state vice presidents, or the inability to attract additional qualified personnel as needed, could have an adverse effect on our business, financial condition, and results of operations. We also depend on our district supervisors to supervise, train, and motivate our branch employees. These supervisors have significant experience with our company and within our industry and would be difficult to replace. If we lose a district supervisor to a competitor, we could also be at risk of losing other employees and customers.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 28

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 29

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

We maintain an allowance for credit losses for all loans we make. To estimate the appropriate level of credit loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding; delinquency levels, roll rates, and trends; historical credit losses; our current collection patterns; and economic trends. Our methodology for establishing our allowance for credit losses is based on models (probability of default, loss given default), our historical loss experience, and estimates of future macroeconomic environments. If customer behavior changes because of economic, political, social, or other conditions and if we are unable to predict how the unemployment rate and general economic uncertainty may affect our credit loss allowance, our provision for credit losses may be inadequate. As of December 31, 2024, our allowance for credit losses was $199.5 million. We had net credit losses of $195.7 million during fiscal year 2025 that related to our portfolio as of December 31, 2024. Net credit losses related to the December 31, 2024 portfolio were impacted by sustained macroeconomic stress on our customers related to elevated inflation and interest rates during 2025. As of December 31, 2025, our allowance for credit losses was $220.9 million. Maintaining the adequacy of our allowance for credit losses may require significant and unanticipated changes in our provisions for credit losses, which would materially affect our results of operations. Our allowance for credit losses, however, is an estimate, and if actual credit losses are materially greater than our credit loss allowance, our financial condition and results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses.

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

We have a senior revolving credit facility committed through August 2028 that allows us to borrow up to $355.0 million (with an accordion provision that can expand up to $420.0 million), assuming we are in compliance with a number of covenants and conditions. The amount outstanding thereunder was $188.6 million ($187.4 million of outstanding debt and $1.2 million of interest payable) as of December 31, 2025, and we had $167.6 million of unused capacity on the credit facility (subject to certain covenants

Regional Management Corp. | 2025 Annual Report on Form 10-K | 30

and conditions) at that time. During fiscal 2025, the maximum amount of borrowings outstanding under the facility at any one time was $254.2 million. The senior revolving credit facility is collateralized by certain of our assets, including substantially all of our finance receivables (other than those held by certain SPEs, as described below) and equity interests of the majority of our subsidiaries. We use our senior revolving credit facility as a source of liquidity, including for working capital and to fund the loans we make to our customers. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us on favorable terms or at all. In addition, we cannot be certain that we will be able to replace the senior revolving credit facility when it matures on favorable terms or at all. If any of these events occur, our business, financial condition, and results of operations could be adversely affected.

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

As of December 31, 2025, we have completed thirteen securitizations, and we may in the future securitize certain of our finance receivables to generate cash to originate new finance receivables or to pay our outstanding indebtedness. In such transactions, we typically convey a pool of finance receivables to a special purpose entity, which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the issuing entity issues non-recourse notes or certificates pursuant to the terms of an indenture and/or amended and restated trust agreement, which then are transferred to the special purpose entity in exchange for the finance receivables. The securities issued by the issuing entity are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we typically receive the cash proceeds from the sale of the securities issued by the issuing entity, all residual interests, if any, in the cash flows from the finance receivables after payment of the securities, and a 100% beneficial interest in the issuing entity.

Although we successfully completed securitizations during the past seven years, we can give no assurances that we will be able to complete additional securitizations, including if, for example, the securitization markets become constrained or events within the Company cause investors to lack confidence in our ability to fulfill our obligations as servicer with respect to the securitizations. Further, the value of any subordinated securities that we may retain in our securitizations might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or other factors.

Regional Management Corp. currently acts as the Servicer with respect to each securitization. If the Servicer defaults in its servicing obligations, an early amortization event could occur under each securitization and the Servicer could be replaced as servicer.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 31

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

We have entered into certain financing arrangements, including revolving warehouse credit facilities and securitizations, which are secured by Receivables. As of December 31, 2025, our outstanding principal balances ranged between $102.1 million and $291.8 million based on securitizations completed between July 2021 and October 2025. Our operating subsidiaries originated the Receivables and subsequently transferred the Receivables to certain of our wholly owned subsidiaries that were established for the special purpose of entering into the financing arrangements and the respective securitizations. The documents governing our financing arrangements and securitizations contain provisions that require us to repurchase the affected Receivables under certain circumstances. While our financing and securitization documents vary, they generally contain customary provisions that require us and the special purpose entities to make certain representations and warranties about the quality and nature of the Receivables. Together with the special purpose entities, we may be required to repurchase the Receivables if a representation or warranty is later determined to be inaccurate. In such a case, we will be required to pay a repurchase price for the release of the affected Receivables.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 32

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

In recent years, the U.S. economy has undergone a period of rapid change and significant uncertainty, driven in part by elevated inflation and interest rates, as well as changing U.S. consumer spending patterns. While inflation has decreased in recent years to 2.7% for the year ended December 31, 2025, it remains above the Federal Reserve Board's target of 2.0%. The Federal Reserve Board lowered interest rates in 2024 and 2025; however, it remains uncertain if the Federal Reserve Board will continue to lower interest rates in 2026. There is also no guarantee that the Federal Reserve Board may not raise interest rates in the future depending on economic conditions.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 33

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 34

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 35

Additionally, Congress, the states, and regulatory agencies could further regulate the consumer credit industry in ways that make it more difficult for us to conduct business. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex and robust. Any of the events described above could have a material adverse effect on all aspects of our business, financial condition, and results of operations.

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

State and federal legislatures and regulators may also seek to impose new requirements or interpret or enforce existing requirements in new ways. Changes in current laws or regulations or the implementation of new laws or regulations in the future may restrict our ability to continue our current methods of operation or expand our operations. For example, bills have been introduced to Congress in the past that sought to prohibit the practice of directly mailing convenience checks to potential borrowers and place a 36 percent interest rate cap on all consumer loans. While these bills have not become law, if similar bills were ultimately to become law, such legislation could materially and adversely affect our business, results of operations, and prospects. Further, in January 2026, the current presidential administration proposed a 10% interest rate cap for credit cards which, if implemented, could have an adverse effect on our business and results of operations. Additionally, if the proposal for an interest rate cap (and any related legislation or executive order) extends to other forms of consumer credit such as personal loans, and, depending on how that would be implemented, our business and financial results could be materially and adversely impacted.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 36

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

Additionally, the Dodd-Frank Act established the CFPB, as a consumer protection regulator tasked with regulating consumer financial services and products. Since its creation, the CFPB has been the subject of lawsuits challenging its authority. However, in May 2024, in the case of Community Financial Services Association of America, Limited v. Consumer Financial Protection Bureau, the U.S. Supreme Court confirmed that the statute providing funding to the CFPB does not violate the appropriations clause of the Constitution. This decision marks an end to the last pending wholesale challenge to the CFPB’s constitutionality. However, there have also been legislative proposals in Congress from time to time seeking to significantly reform the CFPB’s structure, authority, funding, and/or mandate. The current administration has also made potentially significant changes to the regulatory enforcement and supervisory agenda of the CFPB. As a result, there is, and will continue to be, uncertainty regarding the future of the CFPB and the impact on the lending markets. We cannot predict whether future executive or legislative actions regarding the CFPB, consumer laws, and related regulations may impact the industry generally, including potential actions that state or other federal regulators may take in response to such executive or legislative actions.

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

On March 7, 2023, the CFPB provided the Company with Notice that it sought to establish supervisory authority over the Company pursuant to section 1024(a)(1)(C) of the Consumer Financial Protection Act of 2010. Under that provision, the CFPB may establish supervisory authority over any non-bank covered person that it has reasonable cause to determine is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services. The Company responded to the Notice by voluntarily consenting to the CFPB’s supervisory authority and entering into a Consent Agreement dated January 4, 2024. Pursuant to the Consent Agreement and related CFPB order, the CFPB had supervisory authority over the Company for a period of two years ending January 8, 2026. In April 2025, the CFPB closed its examination of us without any adverse finding.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 37

Although many of the regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant legislation may be interpreted and enforced or the full extent to which implementing regulations and supervisory policies may affect it. The President and current Congress may impact the extent to which new or revised legislation or regulations are adopted, and whether provisions of the Dodd-Frank Act and rules promulgated thereunder, including those provisions establishing the CFPB and the rules and regulations proposed and enacted by the CFPB, may be revised, repealed, or amended. Although the CFPB under the current administration has been less active in examination, enforcement, and rulemaking, future actions by the CFPB, including under future administrations, could result in requirements to alter or cease offering certain consumer financial products and services, making them less attractive to consumers and less profitable to us while also restricting our ability to offer the products. There can be no assurance that future reforms will not significantly and adversely impact our business, financial condition, and results of operations.

We sell certain of our loans, including, in some instances, charged-off loans and loans where the borrower is in default, which could subject us to heightened regulatory scrutiny, expose us to legal action, cause us to incur losses, and/or limit or impede our collection activity.

As part of our business model, we have purchased and sold, and may in the future purchase and sell, some of our finance receivables, including loans that have been charged-off and loans where the borrower is in default. Regulators, including the CFPB, have in the past and may in the future scrutinize debt buyers and sales, especially when delinquent and charged-off debt is involved. In the past, the CFPB has criticized and/or penalized sellers of debt for insufficient documentation to support and verify the validity or amount of the debt as well as debt collectors for impermissible collection tactics, attempting to collect debts that are no longer valid, misrepresenting the amount of the debt, not having sufficient documentation to verify the validity or amount of the debt, and failing to obtain or maintain proper licenses. Accordingly, our sales of loans could expose us to lawsuits or fines by regulators if we do not have sufficient documentation to support and verify the validity and amount of the loans underlying the transactions, or if we or purchasers of our loans use collection methods that are viewed as unfair, deceptive, or abusive, or if purchasers of our loans fail to obtain or maintain proper licenses.

Our use of third-party vendors is subject to increasing regulatory attention.

Regulators, including the CFPB, have issued regulatory guidance that has focused on the need for financial institutions to oversee their business relationships with service providers in a manner that ensures such service providers comply with applicable law. This results in increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement and decreasing the benefit that we receive from using third-party vendors. Moreover, if regulators conclude that we have not met the heightened standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist, or other remedial actions, which could have an adverse effect on our business, financial condition, and results of operations.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 38

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 39

There can be no assurance of our ability to declare and pay cash dividends in future periods.

We have paid dividends since the fourth quarter of 2020. Since 2022, our quarterly dividend has equaled $0.30 per share. We intend to continue to pay a quarterly cash dividend for the foreseeable future; however, the declaration, amount, and payment of any future cash dividends on shares of our common stock will be at the discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and such other factors as our Board may deem relevant. In addition, our ability to pay cash dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior revolving credit facility. A reduction or elimination of our dividend payments in the future could have a negative effect on our stock price.

Your stock ownership may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, or otherwise.

We have approximately 985 million shares of common stock authorized but unissued, as of February 17, 2026. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board in its discretion, whether in connection with acquisitions or otherwise. Our stockholders previously approved the 2024 Plan. As of December 31, 2025, subject to adjustments as provided in the 2024 Plan, the maximum aggregate number of shares of our common stock that may be issued under the 2024 Plan may not exceed the sum of (i) 381,000 shares plus, (ii) any shares remaining available for the grant of awards as of the 2024 Plan’s effective date under the 2015 Plan, plus (iii) any shares subject to an award granted under the 2015 Plan which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason after the 2024 Plan’s effective date without the issuance of shares or pursuant to which such shares are forfeited. We have 465,779 shares available for issuance under the 2024 Plan as of February 17, 2026. In addition, our Board may recommend in the future that our stockholders amend the 2024 Plan or approve a new stock plan. Any common stock that we issue, including under the 2024 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate.

Anti-takeover provisions in our charter documents and applicable state law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and second amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board. Among other things, these provisions:

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 40

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 41

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 42

ITEM 2. PROPERTIES.

Our headquarters operations are located in an approximately 51,700 square foot leased facility in Greer, South Carolina, a town located outside of Greenville, South Carolina. As of February 17, 2026, each of our 354 branches, which are located in 19 states throughout the United States, is leased under a fixed-term lease agreement. Our branches have an average branch size of approximately 1,997 square feet.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 43

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NYSE under the symbol “RM.”

Holders

As of February 17, 2026, there were 13 registered holders of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by those record holders, but we believe that there were approximately 5,360 beneficial owners of our common stock as of February 5, 2026.

Non-Affiliate Ownership

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates, as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders as of June 30, 2025. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is incorporated by reference in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Dividends; Stock Repurchases

In October 2020, we announced that our Board initiated and declared a quarterly cash dividend program. The following table sets forth the dividends declared and paid for the periods indicated:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share	Dividends Paid (in thousands)
1Q 25	February 5, 2025	February 20, 2025	March 13, 2025	$0.30	$3,152
2Q 25	April 30, 2025	May 21, 2025	June 11, 2025	0.30	2,843
3Q 25	July 30, 2025	August 20, 2025	September 10, 2025	0.30	2,773
4Q 25	November 5, 2025	November 25, 2025	December 16, 2025	0.30	2,717
Total				$1.20	$11,485

On February 4, 2026, the Board declared a quarterly dividend of $0.30 per share, payable on March 12, 2026, to stockholders of record on February 19, 2026. We currently expect that comparable quarterly cash dividends will continue to be paid in the future. We anticipate that future dividend declarations will occur in February, May, August, and November, with payment being made in March, June, September, and December.

The following table provides information regarding our share repurchase transactions during the three months ended December 31, 2025:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2025 – October 31, 2025	91,398	$38.73	91,398	$6,459,851
November 1, 2025 – November 30, 2025	105,601	37.50	105,601	$32,500,040
December 1, 2025 – December 31, 2025	—	—	—	$32,500,040
Total	196,999	$38.07	196,999

Regional Management Corp. | 2025 Annual Report on Form 10-K | 44

(1) On December 2, 2024, we announced that our Board had authorized the repurchase of up to $30.0 million of our outstanding shares of common stock. The authorization was effective immediately and extended through December 31, 2026. On November 5, 2025, we announced that our Board had approved a $30.0 million increase in the amount authorized under the stock repurchase program announced in December 2024, from $30.0 million to $60.0 million. The authorization was effective immediately and extends through June 30, 2027. Share repurchases under the stock repurchase program may be made in the open market at prevailing market prices, through privately negotiated transactions, or through other structures in accordance with applicable federal securities laws, at times and in amounts as the Company’s management deems appropriate. The timing and the amount of any common stock repurchases will be determined by the Company’s management based on its evaluation of market conditions, the Company’s liquidity needs, legal and contractual requirements and restrictions (including covenants in the Company’s credit agreements), share price, and other factors. Repurchases of common stock may be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program does not obligate the Company to purchase any particular number of shares and may be suspended, modified, or discontinued at any time without prior notice.

The declaration, amount, and payment of any future cash dividends on shares of common stock and/or repurchases of common stock will be at the discretion of our Board. Our Board may take into account general and economic conditions; our financial condition and results of operations; our available cash and current and anticipated cash needs; capital requirements; contractual, legal, tax, and regulatory restrictions and implications; and such other factors as our Board may deem relevant in making these decisions. Our senior revolving credit facility also includes a provision restricting our ability to pay dividends on our common stock based upon, among other things, our interest coverage ratio and hypothetical availability under the credit facility. Likewise, certain of our credit facilities restrict certain of our wholly owned subsidiaries from paying dividends to us, subject to certain exceptions.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933.

The following graph shows a comparison of the cumulative total return for our common stock, the NYSE Composite Index, and the NYSE Financial Index for the five years ended December 31, 2025. The graph assumes that $100 was invested at the market close on December 31, 2020, in the common stock of the Company, the NYSE Composite Index, and the NYSE Financial Index, and data for each assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 45

ITEM 6. [RESERVED].

Regional Management Corp. | 2025 Annual Report on Form 10-K | 46

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

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of December 31, 2025, we operate under the name “Regional Finance” online and in 353 branch locations in 19 states across the United States, serving 590,800 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 47

Our products include:

•
Large Loans (>$2,500) – As of December 31, 2025, we had 289.3 thousand large installment loans outstanding, representing $1.6 billion in net finance receivables. This included 82.2 thousand large loan convenience checks, representing $258.0 million in net finance receivables.
•
Small Loans (≤$2,500) – As of December 31, 2025, we had 301.5 thousand small installment loans outstanding, representing $547.0 million in net finance receivables. This included 157.7 thousand small loan convenience checks, representing $246.8 million in net finance receivables.
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

Outlook

We continually assess the macroeconomic environment in which we operate in order to adapt appropriately and timely to current market conditions. Macroeconomic factors, including, but not limited to, unemployment, inflationary pressures, higher interest rates, tariffs, and impacts from current geopolitical events outside the U.S., may affect our business, liquidity, financial condition, and results of operations.

We continue to execute our strategy of growth in our higher-margin small loan portfolio and our high-quality, auto-secured loan portfolio. On a year-over-year basis, our portfolio of loans with an APR greater than 36% grew by $32.5 million and represented 17.9% of the portfolio, while our auto-secured loan portfolio grew by $87.7 million and represented 13.7% of the portfolio.

Our allowance for credit losses was 10.3% of net finance receivables as of December 31, 2025. Going forward, macroeconomic conditions may necessitate changes to the macroeconomic assumptions within our forecast and to our credit loss performance outlook, either of which could lead to further changes in our allowance for credit losses, reserve rate, and provision for credit losses expense.

We have proactively diversified our funding over the past few years and continue to maintain a strong liquidity profile. As of December 31, 2025, we had $149.2 million of available liquidity, comprised of unrestricted cash on hand and immediate availability to draw down cash from our revolving credit facilities. In addition, we had $511.4 million of unused capacity on our revolving credit facilities (subject to the borrowing base) as of December 31, 2025. We believe our liquidity position provides substantial runway to support the fundamental operations of our business and to fund future growth.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 48

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of December 31, 2025, representing 84% of our total debt balance.

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

Most states allow certain fees in connection with lending activities, such as loan origination fees, acquisition fees, and maintenance fees. Some states allow for higher fees while keeping interest rates lower. Loan fees are additional charges to the customer and generally are included in the APR shown in the Truth in Lending disclosure that we make to our customers. The fees may or may not be refundable to the customer in the event of an early payoff, depending on state law. Fees are recognized as income over the life of the loan on the constant yield method.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 49

Provision for Credit Losses. Provisions for credit losses are recorded in amounts that we estimate as sufficient to maintain an allowance for credit losses at an adequate level to provide for lifetime expected credit losses on the related finance receivable portfolio. We reserve for expected lifetime credit losses at origination of each loan, while the revenue benefits are recognized over the life of the loan. Credit loss experience, current conditions, reasonable and supportable economic forecasts, delinquency of finance receivables, loan portfolio growth, the value of underlying collateral, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. Substantial adjustments to the allowance may be necessary if there are significant changes in forecasted economic conditions or loan portfolio performance.

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

Our occupancy expenses consist primarily of the cost of renting our facilities, all of which are leased, and the utility, depreciation of leasehold improvements and furniture and fixtures, communication and connectivity services, and other non-personnel costs associated with operating our business.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 50

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$578,949	29.3%	$528,894	29.6%	$489,698	28.6%
Insurance income, net	45,573	2.3%	40,695	2.3%	44,529	2.6%
Other income	21,076	1.1%	18,914	1.0%	17,172	1.0%
Total revenue	645,598	32.7%	588,503	32.9%	551,399	32.2%
Expenses
Provision for credit losses	245,432	12.4%	212,200	11.9%	220,034	12.9%

Personnel	159,637	8.1%	153,789	8.6%	156,872	9.2%
Occupancy	28,204	1.4%	25,823	1.4%	25,029	1.5%
Marketing	18,551	0.9%	19,006	1.1%	15,774	0.9%
Other	51,183	2.7%	49,080	2.7%	45,444	2.6%
Total general and administrative	257,575	13.1%	247,698	13.8%	243,119	14.2%

Interest expense	84,814	4.3%	74,530	4.2%	67,463	3.9%
Income before income taxes	57,777	2.9%	54,075	3.0%	20,783	1.2%
Income taxes	13,365	0.6%	12,848	0.7%	4,825	0.3%
Net income	$44,412	2.3%	$41,227	2.3%	$15,958	0.9%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

Comparison of December 31, 2025, Versus December 31, 2024

The following discussion and table describe the changes in finance receivables by product type for the periods indicated:

•
Large Loans (>$2,500) – Large loans outstanding increased by $256.4 million, or 19.2%, to $1.6 billion at December 31, 2025, from $1.3 billion at December 31, 2024. The increase was due to growth in our auto-secured loan portfolio, the growth of receivables in branches opened during 2024 and 2025, and the transition of small loan customers to large loans.
•
Small Loans (≤$2,500) – Small loans outstanding decreased by $8.7 million, or 1.6%, to $547.0 million at December 31, 2025, from $555.8 million at December 31, 2024. The decrease was due to the transition of small loan customers to large loans, offset by growth of receivables in branches opened during 2024 and 2025.

Dollars in thousands	December 31, 2025	December 31, 2024	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$1,593,171	$1,336,780	$256,391	19.2%
Small loans	547,028	555,755	(8,727)	(1.6)%
Total	$2,140,199	$1,892,535	$247,664	13.1%
Number of branches	353	344	9	2.6%
Net finance receivables per branch	$6,063	$5,502	$561	10.2%

Comparison of the Year Ended December 31, 2025, Versus the Year Ended December 31, 2024

Net Income. Net income increased $3.2 million, or 7.7%, to $44.4 million in 2025, from $41.2 million in 2024. The change in net income is explained in greater detail below.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 51

Revenue. Total revenue increased $57.1 million, or 9.7%, to $645.6 million in 2025, from $588.5 million in 2024. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $50.1 million, or 9.5%, to $578.9 million in 2025, from $528.9 million in 2024. The increase was due to a 10.3% increase in average net finance receivables, partially offset by a 0.3% decrease in interest and fee yield. The decrease in yield was primarily due to a higher percentage of large and auto-secured loans within the portfolio. The prior year included reductions in revenue reversals of an estimated $1.7 million attributable to the fourth quarter 2023 loan sale.

The following table sets forth the average net finance receivables balance and interest and fee yield for our loan products for the periods indicated:

	Year Ended December 31,			Year Ended December 31,
Dollars in thousands	2025	2024	YoY % Inc (Dec)	2025	2024	YoY Inc (Dec)
Large loans	$1,432,174	$1,278,683	12.0%	26.7%	26.4%	0.3%
Small loans	541,363	509,798	6.2%	36.2%	37.5%	(1.3)%
Total	$1,973,537	$1,788,481	10.3%	29.3%	29.6%	(0.3)%

Total originations increased to $2.0 billion in 2025, from $1.7 billion in 2024. The following table represents the principal balance of loans originated and refinanced for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2025	2024	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$1,305,531	$973,048	$332,483	34.2%
Small loans	656,499	681,463	(24,964)	(3.7)%
Total	$1,962,030	$1,654,511	$307,519	18.6%

The following table summarizes the components of the increase in interest and fee income when comparing the years ended December 31, 2025 and 2024:

	Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$40,538	$4,189	$503	$45,230
Small loans	11,838	(6,604)	(409)	4,825
Product mix	2,349	(1,817)	(532)	—
Total	$54,725	$(4,232)	$(438)	$50,055

Insurance Income, Net. Insurance income, net increased $4.9 million, or 12.0%, to $45.6 million in 2025, from $40.7 million in 2024. In both 2025 and 2024, personal property insurance premiums represented the largest component of aggregate earned insurance premiums, and life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2025	2024	YoY $ B(W)	YoY % B(W)
Earned premiums	$58,771	$57,312	$1,459	2.5%
Claims, reserves, and certain direct expenses	(13,198)	(16,617)	3,419	20.6%
Insurance income, net	$45,573	$40,695	$4,878	12.0%

Earned premiums during 2025 increased by $1.5 million, and claims, reserves, and certain direct expenses decreased by $3.4 million in each case compared to 2024. The increase in insurance premiums was primarily due to increases in personal property insurance premiums and life insurance premiums. The decrease in claims, reserves, and direct expenses was primarily due to hurricane activity in the prior year, including personal property claims and reserves of $2.6 million during 2024 and a reserve release benefit of $1.0 million during 2025.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 52

Other Income. Other income increased $2.2 million, or 11.4%, to $21.1 million in 2025, from $18.9 million in 2024, primarily due to an increase in sales of our club membership products of $2.1 million.

Provision for Credit Losses. Our provision for credit losses increased $33.2 million, or 15.7%, to $245.4 million in 2025, from $212.2 million in 2024. The increase was due to an increase in net credit losses of $23.9 million and the increase in provision expense of $9.3 million compared to 2024. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During 2025 and 2024, the allowance for credit losses included builds of $21.4 million and $12.1 million, respectively. The higher build in 2025 was primarily driven by growth in net finance receivables during the year. The allowance for credit losses as a percentage of net finance receivables decreased to 10.3% as of December 31, 2025, from 10.5% as of December 31, 2024, primarily due to changes in estimated future macroeconomic impacts on credit losses. See Note 4, “Finance Receivables, Credit Quality Information, and Allowance for Credit Losses” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our allowance for credit losses.

Net Credit Losses. Net credit losses increased $23.9 million, or 12.0%, to $224.0 million in 2025, from $200.1 million in 2024. The increase was primarily due to higher average net finance receivables for the year ended December 31, 2025. Our net credit losses during the prior year were inclusive of an estimated $12.2 million benefit from accelerated charge-offs in the fourth quarter of 2023 attributable to the fourth quarter 2023 loan sale. Our net credit loss rate was 11.4% in 2025, compared to 11.2% in 2024. Our net credit loss rate during 2024 was inclusive of an estimated 70 basis point benefit related to the fourth quarter 2023 loan sale.

Delinquency Performance. Our delinquency rate improved to 7.5% as of December 31, 2025, from 7.7% as of December 31, 2024, reflecting the overall improved credit quality and performance of our portfolio.

The following tables include delinquency balances by aging category and by product for the periods indicated:

	Contractual Delinquency by Aging
Dollars in thousands	December 31, 2025		December 31, 2024
Current	$1,809,107	84.5%	$1,590,381	84.0%
1 to 29 days past due	169,858	8.0%	156,312	8.3%
Delinquent accounts:
30 to 59 days	41,235	1.9%	36,948	1.9%
60 to 89 days	37,158	1.7%	35,242	1.9%
90 to 119 days	30,818	1.5%	28,085	1.5%
120 to 149 days	27,765	1.3%	23,987	1.3%
150 to 179 days	24,258	1.1%	21,580	1.1%
Total delinquency	$161,234	7.5%	$145,842	7.7%
Total net finance receivables	$2,140,199	100.0%	$1,892,535	100.0%

	Contractual Delinquency by Product
Dollars in thousands	December 31, 2025		December 31, 2024
Large loans	$99,956	6.3%	$88,054	6.6%
Small loans	61,278	11.2%	57,788	10.4%
Total	$161,234	7.5%	$145,842	7.7%

General and Administrative Expenses. Our general and administrative expenses increased $9.9 million, or 4.0%, to $257.6 million in 2025 from $247.7 million in 2024. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses is personnel expense, which increased $5.8 million, or 3.8%, to $159.6 million in 2025, from $153.8 million in 2024. The increase was primarily driven by an increase in labor costs of $7.9 million, including staffing 17 new branches since the prior year, and increased incentive costs of $1.1 million. Additionally, the year ended December 31, 2025 included an increase in severance expense of $0.8 million. The increases were partially offset by higher capitalized loan origination costs, which reduce personnel expenses, of $4.1 million.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 53

Occupancy. Occupancy expenses increased $2.4 million, or 9.2%, to $28.2 million in 2025, from $25.8 million in 2024, primarily due to expenses associated with opening 17 new branches since the prior year.

Marketing. Marketing expenses decreased $0.5 million, or 2.4%, to $18.6 million in 2025, from $19.0 million in 2024, primarily due to decreased activity in our direct mail campaigns of $0.9 million due to optimization of our framework for direct mail marketing, partially offset by higher digital marketing costs of $0.4 million.

Other Expenses. Other expenses increased $2.1 million, or 4.3%, to $51.2 million in 2025, from $49.1 million in 2024. Other expenses increased $1.4 million due to investment in digital and technological capabilities, including our new front-end branch origination platform. Additionally, we often experience increases in other expenses including legal expenses, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our operating expense ratio decreased to 13.1% during 2025, from 13.8% during 2024. Our operating expense ratio has improved as we have grown our loan portfolio and controlled expense growth.

Interest Expense. Interest expense increased $10.3 million, or 13.8%, to $84.8 million in 2025, compared to $74.5 million in 2024 primarily due to an increase in the average balance of our debt facilities. The average balance of our debt facilities increased to $1.5 billion in 2025, from $1.4 billion in 2024. Our cost of funds increased 0.1% to 4.3% during 2025, from 4.2% during 2024.

Income Taxes. Income taxes increased $0.5 million, or 4.0%, to $13.4 million in 2025, from $12.8 million in 2024. The increase was primarily due to a $3.7 million increase in income before taxes compared to 2024 and offset by decreases related to excess tax benefits of share-based compensation. Our effective tax rate decreased to 23.1% in 2025, compared to 23.8% in 2024.

Comparison of the Year Ended December 31, 2024, Versus the Year Ended December 31, 2023

For a comparison of our results of operations for the years ended December 31, 2024 and December 31, 2023, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (which was filed with the SEC on February 21, 2025), which is incorporated by reference herein.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of December 31, 2025, we had a funded debt-to-equity ratio of 4.4 to 1.0 and a stockholders’ equity ratio of 17.7%, compared to 4.1 to 1.0 and 18.7%, respectively, as of December 31, 2024.

Cash and cash equivalents decreased to $3.8 million as of December 31, 2025, from $4.0 million as of December 31, 2024. We had immediate availability to draw down cash from our revolving credit facilities of $145.3 million and $132.9 million as of December 31, 2025 and the prior year-end, respectively. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $511.4 million and $466.2 million as of December 31, 2025 and the prior year-end, respectively. Our debt balance was $1.7 billion as of December 31, 2025 compared to $1.5 billion as of the prior year-end.

A summary of the future material financial obligations requiring payments as of December 31, 2025 is as follows:

	Future Material Financial Obligations by Period
Dollars in thousands	Next Twelve Months	Beyond Twelve Months	Total
Principal payments on debt obligations	$223,318	$1,423,133	$1,646,451
Interest payments on debt obligations	57,087	53,757	110,844
Operating lease obligations	12,394	42,569	54,963
Total	$292,799	$1,519,459	$1,812,258

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 54

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. As of December 31, 2025 the revolving period maturities of our securitizations and warehouse credit facilities (each as described below within “Financing Arrangements and Restricted Cash Reserve Accounts”) ranged from May 2026 to October 2027, with the exception of the RMIT 2022-1 securitization, for which the revolving period ended in February 2025. We had not exercised our right to redeem the notes of this securitization as of December 31, 2025. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Dividends and Stock Repurchases.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the dividends declared and paid for in the year ended December 31, 2025:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share	Dividends Paid (in thousands)
1Q 25	February 5, 2025	February 20, 2025	March 13, 2025	$0.30	$3,152
2Q 25	April 30, 2025	May 21, 2025	June 11, 2025	0.30	2,843
3Q 25	July 30, 2025	August 20, 2025	September 10, 2025	0.30	2,773
4Q 25	November 5, 2025	November 25, 2025	December 16, 2025	0.30	2,717
Total				$1.20	$11,485

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

In December 2024, we announced that our Board had authorized a $30.0 million stock repurchase program. The authorization was effective immediately and extended through December 31, 2026. In November 2025, we announced that our Board had approved a $30.0 million increase in the amount authorized under the stock repurchase program, from $30.0 million to $60.0 million. The authorization was effective immediately and extends through June 30, 2027. As of December 31, 2025, we had repurchased 0.8 million shares of common stock at a total cost of $27.7 million, including commissions and estimated excise taxes.

Cash Flow.

Operating Activities. Net cash provided by operating activities in 2025 was $309.1 million, compared to $268.9 million in 2024, a net increase of $40.1 million. The increase in net cash provided was primarily due to the growth of our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment for new and existing branches. Net cash used in investing activities in 2025 was $471.2 million, compared to $315.4 million in 2024, a net increase of $155.8 million. The increase in cash used was primarily driven by increased originations as we grew our loan portfolio, partially offset by increased repayments of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities in 2025 was $124.5 million, compared to $53.4 million in 2024, a net increase of $71.1 million. The net increase in cash provided was primarily due to an increase in net advances on debt instruments of $93.9 million, partially offset by an increase in the repurchases of common stock of $20.4 million.

Financing Arrangements and Restricted Cash Reserve Accounts.

As of December 31, 2025, we had five credit facilities outstanding and, from time to time, we engage in the private offering and sale of asset-backed notes. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions. Our debt arrangements described below, other than our senior revolving credit facility, are issued by each of our RMR and RMIT SPEs, which are considered VIEs under GAAP. These debts are supported by the expected cash

Regional Management Corp. | 2025 Annual Report on Form 10-K | 55

flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $81.8 million and $117.1 million as of December 31, 2025 and December 31, 2024, respectively. Our debt arrangements also contain various debt covenants. We were in compliance with all such debt covenants as of December 31, 2025.

Revolving Credit Facilities. The following is a summary of our revolving credit facilities as of December 31, 2025:

Dollars in thousands	Capacity	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Maturity Date
Senior	$355,000	$188,600	6.6%	$—	$—	Aug 2028
RMR IV warehouse	$125,000	$20,596	6.1%	$259	$1,545	May 2027
RMR V warehouse	$100,000	$19,358	6.2%	$120	$1,444	Nov 2027
RMR VI warehouse	$75,000	$21,162	5.9%	$141	$1,698	Feb 2028
RMR VII warehouse	$125,000	$20,470	6.3%	$121	$1,448	Oct 2026

Securitizations. The following is a summary of our securitizations as of December 31, 2025:

Dollars in thousands	Issue Amount	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Revolving Period End Date	Maturity Date
RMIT 2021-2	$200,000	$200,192	2.3%	$2,083	$16,263	Jul 2026	Aug 2033
RMIT 2021-3	$125,000	$125,202	3.9%	$1,471	$16,600	Sep 2026	Oct 2033
RMIT 2022-1	$250,000	$97,936	4.4%	$2,646	$10,423	Feb 2025	Mar 2032
RMIT 2024-1	$187,305	$187,788	6.2%	$1,078	$7,390	May 2027	July 2036
RMIT 2024-2	$250,000	$250,557	5.3%	$1,418	$8,531	Nov 2026	Dec 2033
RMIT 2025-1	$265,000	$265,585	5.3%	$1,489	$7,910	Mar 2027	Apr 2034
RMIT 2025-2	$252,810	$253,318	4.8%	$1,389	$8,499	Oct 2027	Nov 2037

RMC Reinsurance. Our wholly owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. These reserves are comprised of restricted cash and restricted AFS investments. As of December 31, 2025, the reserves totaled $24.4 million.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 56

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of December 31, 2025 by $1.7 million.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 57

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of December 31, 2025, 84% of our total debt balance consisted of fixed-rate borrowings from securitizations. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and multiple revolving warehouse credit facilities. As of December 31, 2025, the balances and key terms of the credit facilities’ interest rate risk were as follows:

Revolving Credit Facility	Debt Balance (in thousands)	Interest Payment Frequency	Floor	Margin	Rate Type	Effective Interest Rate
Senior	$188,600	Monthly	0.5%	2.8%	1-month SOFR	6.6%
RMR IV warehouse	20,596	Monthly	—	2.3%	1-month SOFR	6.1%
RMR V warehouse	19,358	Monthly	—	2.1%	Conduit	6.2%
RMR VI warehouse	21,162	Monthly	—	2.1%	1-month SOFR	5.9%
RMR VII warehouse	20,470	Monthly	—	2.4%	1-month SOFR	6.3%
Total	$270,186

Based on the underlying rates and the outstanding balances as of December 31, 2025, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $2.7 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 58

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Regional Management Corp.

Index to Consolidated Financial Statements

Fiscal Year Ended December 31, 2025

Regional Management Corp. | 2025 Annual Report on Form 10-K | 59

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Regional Management Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Regional Management Corp. and subsidiaries (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes to consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 60

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for credit losses included the following, among others:

•
We tested the design and operating effectiveness of the relevant controls related to the (i) selection and weighting of the macroeconomic forecasts, (ii) execution and monitoring of the loss model, (iii) measurement of relevant qualitative factors and macroeconomic forecast loss estimate, (iv) determination of relevant assumptions, (v) completeness and accuracy of the data used in the estimate of expected credit losses, and (vi) calculation and disclosure of the allowance for credit losses.
•
We tested the completeness and accuracy of the data used in the estimate of expected credit losses.
•
We tested the allowance model by utilizing credit specialists to assist in performing model technical reviews, evaluating the relevance of the model in the current environment, testing the mathematical integrity of the model, evaluating the model’s loan segmentation and credit risk drivers.
•
We evaluated management’s documentation over loss forecasting methodology and tested the reasonableness of assumptions used.
•
We evaluated whether the macroeconomic forecasts used were consistent with independent data and evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 20, 2026

We have served as the Company's auditor since 2022.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 61

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Regional Management Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Regional Management Corp. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 20, 2026

Regional Management Corp. | 2025 Annual Report on Form 10-K | 62

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	December 31,
	2025	2024
Assets
Cash	$3,823	$3,951
Net finance receivables	2,140,199	1,892,535
Unearned insurance premiums	(52,896)	(48,068)
Allowance for credit losses	(220,900)	(199,500)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,866,403	1,644,967
Restricted cash	94,174	131,684
Lease assets	43,828	38,442
Intangible assets	31,781	24,524
Restricted AFS investments	24,211	21,712
Property and equipment	13,156	13,677
Deferred tax assets, net	—	9,286
Other assets	26,554	20,866
Total assets	$2,103,930	$1,909,109
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,650,764	$1,478,336
Unamortized debt issuance costs	(8,591)	(6,338)
Net debt	1,642,173	1,471,998
Lease liabilities	45,968	40,579
Deferred tax liability, net	3,345	—
Accounts payable and accrued expenses	39,352	39,454
Total liabilities	1,730,838	1,552,031
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 15,168 shares issued and 9,554 shares outstanding at December 31, 2025 and 14,921 shares issued and 10,010 shares outstanding at December 31, 2024)	1,517	1,492
Additional paid-in capital	138,666	130,725
Retained earnings	410,721	378,482
Accumulated other comprehensive income (loss)	(2)	62
Treasury stock (5,614 shares at December 31, 2025 and 4,911 shares at December 31, 2024)	(177,810)	(153,683)
Total stockholders’ equity	373,092	357,078
Total liabilities and stockholders’ equity	$2,103,930	$1,909,109

Regional Management Corp. | 2025 Annual Report on Form 10-K | 63

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue
Interest and fee income	$578,949	$528,894	$489,698
Insurance income, net	45,573	40,695	44,529
Other income	21,076	18,914	17,172
Total revenue	645,598	588,503	551,399

Expenses
Provision for credit losses	245,432	212,200	220,034

Personnel	159,637	153,789	156,872
Occupancy	28,204	25,823	25,029
Marketing	18,551	19,006	15,774
Other	51,183	49,080	45,444
Total general and administrative expenses	257,575	247,698	243,119

Interest expense	84,814	74,530	67,463
Income before income taxes	57,777	54,075	20,783
Income taxes	13,365	12,848	4,825

Net income	$44,412	$41,227	$15,958
Net income per common share:
Basic	$4.71	$4.28	$1.70
Diluted	$4.45	$4.14	$1.66
Weighted-average common shares outstanding:
Basic	9,428	9,640	9,398
Diluted	9,984	9,957	9,593

Other comprehensive income (loss), net of tax
Unrealized income (loss) on restricted AFS investments	(81)	531	271
Income taxes on unrealized items	17	(112)	(57)
Unrealized other comprehensive income (loss), net of tax	(64)	419	214
Net realized loss on restricted AFS investments	—	20	—
Income taxes on realized items	—	(5)	—
Reclassification adjustments included in net income, net of tax	—	15	—
Other comprehensive income (loss), net of tax	(64)	434	214
Total comprehensive income	$44,348	$41,661	$16,172

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 64

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	As of and for the Year Ended December 31, 2025
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	14,921	$1,492	$130,725	$378,482	$62	$(153,683)	$357,078
Cash dividends	—	—	—	(12,173)	—	—	(12,173)
Issuance of restricted stock	331	33	(33)	—	—	—	—
Exercise of stock options	66	7	—	—	—	—	7
Repurchase of common stock	—	—	—	—	—	(24,127)	(24,127)
Shares withheld related to net share settlement	(150)	(15)	(4,399)	—	—	—	(4,414)
Share-based compensation	—	—	12,373	—	—	—	12,373
Net income	—	—	—	44,412	—	—	44,412
Other comprehensive loss	—	—	—	—	(64)	—	(64)
Ending balance	15,168	$1,517	$138,666	$410,721	$(2)	$(177,810)	$373,092

	As of and for the Year Ended December 31, 2024
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	14,566	$1,457	$121,752	$349,579	$(372)	$(150,143)	$322,273
Cash dividends	—	—	—	(12,324)	—	—	(12,324)
Issuance of restricted stock	424	41	(41)	—	—	—	—
Exercise of stock options	66	7	—	—	—	—	7
Repurchase of common stock	—	—	—	—	—	(3,540)	(3,540)
Shares withheld related to net share settlement	(135)	(13)	(2,926)	—	—	—	(2,939)
Share-based compensation	—	—	11,940	—	—	—	11,940
Net income	—	—	—	41,227	—	—	41,227
Other comprehensive income	—	—	—	—	434	—	434
Ending balance	14,921	$1,492	$130,725	$378,482	$62	$(153,683)	$357,078

	As of and for the Year Ended December 31, 2023
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	14,330	$1,433	$112,384	$345,545	$(586)	$(150,143)	$308,633
Cash dividends	—	—	—	(11,924)	—	—	(11,924)
Issuance of restricted stock	322	32	(32)	—	—	—	—
Exercise of stock options	18	2	287	—	—	—	289
Shares withheld related to net share settlement	(104)	(10)	(2,642)	—	—	—	(2,652)
Share-based compensation	—	—	11,755	—	—	—	11,755
Net income	—	—	—	15,958	—	—	15,958
Other comprehensive income	—	—	—	—	214	—	214
Ending balance	14,566	$1,457	$121,752	$349,579	$(372)	$(150,143)	$322,273

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 65

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$44,412	$41,227	$15,958
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	245,432	212,200	220,034
Depreciation and amortization	16,246	14,070	14,634
Amortization of deferred origination fees and costs	(15,717)	(15,613)	(14,644)
Loss on disposal of intangibles, property, and equipment	331	407	867
Loss on sale of restricted AFS investments	—	20	—
Share-based compensation	11,867	11,171	11,755
Deferred income taxes, net	12,648	4,238	112
Changes in operating assets and liabilities:
Increase (decrease) in unearned insurance premiums	4,828	176	(3,116)
(Increase) decrease in lease assets	(5,386)	(4,139)	218
(Increase) decrease in other assets	(10,093)	2,553	(4,144)
Increase (decrease) in accounts payable and accrued expenses	(887)	(1,386)	7,628
Increase (decrease) in lease liabilities	5,389	4,003	(136)
Net cash provided by operating activities	309,070	268,927	249,166
Cash flows from investing activities:
Originations of finance receivables	(1,968,262)	(1,654,761)	(1,544,948)
Repayments of finance receivables	1,516,288	1,355,266	1,280,134
Purchases of intangible assets	(12,314)	(12,338)	(7,378)
Purchases of property and equipment	(4,763)	(5,054)	(4,692)
Purchases of restricted AFS investments	(41,910)	(25,408)	(5,900)
Proceeds from sale of restricted AFS investments	—	2,206	—
Proceeds from maturities of restricted AFS investments	39,779	24,715	4,061
Net cash used in investing activities	(471,182)	(315,374)	(278,723)
Cash flows from financing activities:
Advances on revolving credit facilities	1,792,449	1,764,971	1,645,346
Payments on revolving credit facilities	(1,837,705)	(1,694,628)	(1,566,736)
Advances on securitizations	517,810	437,305	—
Payments on securitizations	(300,366)	(429,408)	(34,890)
Payments for debt issuance costs	(8,039)	(6,699)	(2,769)
Taxes paid related to net share settlement of equity awards	(4,206)	(2,450)	(2,923)
Cash dividends	(11,485)	(12,142)	(11,886)
Repurchases of common stock	(23,984)	(3,540)	—
Proceeds from exercise of stock options	—	—	289
Net cash provided by financing activities	124,474	53,409	26,431
Net change in cash and restricted cash	(37,638)	6,962	(3,126)
Cash and restricted cash at beginning of period	135,635	128,673	131,799
Cash and restricted cash at end of period	$97,997	$135,635	$128,673
Supplemental cash flow information:
Interest paid	$78,396	$69,170	$60,083
Income taxes paid	$6,111	$2,734	$3,050
Operating leases paid	$12,997	$11,541	$10,193
Non-cash lease assets obtained in exchange for operating lease liabilities	$15,535	$13,238	$8,084

Regional Management Corp. | 2025 Annual Report on Form 10-K | 66

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash	$3,823	$3,951	$4,509
Restricted cash	94,174	131,684	124,164
Total	$97,997	$135,635	$128,673

See accompanying notes to consolidated financial statements.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 67

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering large loans, small loans, and related payment and collateral protection insurance products. As of December 31, 2025, the Company operated under the name “Regional Finance” online and in branch locations in 19 states across the United States.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 68

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

Recent accounting pronouncements: In December 2023, the FASB issued ASU 2023-09, enhancing the transparency and decision usefulness of income tax disclosures. The amendment, among other things, improves transparency of income tax disclosures by requiring more consistent categories and greater disaggregation of information in rate reconciliations, and disaggregation of income taxes paid by jurisdiction. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company adopted and applied the update on a retrospective basis for all prior periods presented in the financial statements, and upon transition, the disaggregation of tax disclosures disclosed in the prior periods are based on the tax categories identified and disclosed in the period of adoption, if applicable. Implementation of the update did not have a financial effect on the Company’s consolidated financial statements. See Note 14, “Income Taxes,” for the Company’s enhanced disclosures to reflect the adoption of this update.

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

Finance receivable origination fees and costs: Non-refundable fees received and direct costs (personnel and digital loan origination costs) incurred for the origination of finance receivables are deferred and recognized to interest income over their contractual lives

Regional Management Corp. | 2025 Annual Report on Form 10-K | 69

using the constant yield method. Unamortized amounts are recognized in interest income at the time that finance receivables are paid in full or renewed.

Nonaccrual status: Accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If the account is charged off, the accrued interest income is reversed as a reduction of interest and fee income. Interest received on such loans is accounted for on the cash-basis method, until qualifying for return to accrual. Under the cash-basis method, interest income is recorded when the payment is received. Generally, loans resume accruing interest when the past due status is brought below 90 days. Certain loan modification programs allow for past due status to be brought current but remain in nonaccrual status until payment activity is re-established. The Company made a policy election to not record an allowance for credit losses related to accrued interest because it has nonaccrual and charge-off policies that result in the timely suspension and reversal of accrued interest.

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

Leases: The Company leases its current headquarters building. Branch offices are leased under non-cancellable leases of three to seven years with renewal options. The Company’s lease liability is based on the present value of the remaining minimum rental payments using a discount rate that is based on the Company’s incremental borrowing rate on its senior revolving credit facility. The Company’s lease asset includes right-of-use assets equaling the lease liability, net of prepaid rent and deferred rents that existed as

Regional Management Corp. | 2025 Annual Report on Form 10-K | 70

of the adoption of the current lease accounting standard. In addition to rent, the Company typically pays for all operating expenses, property taxes, and repairs and maintenance.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 71

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

The Company issues PRSUs, service-based RSUs, and RSAs to certain members of senior management under the Company’s LTIP. Recurring annual grants are made at the discretion of the Board. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. Vested PRSUs are subject to an additional one-year holding period following the vesting date. The actual value of the PRSUs that may be earned can range from 0% to 150% of target based on relative total shareholder return, plus an additive 20% based on pre-provision return on assets over the performance period, resulting in a maximum payout of 170%. PRSUs granted prior to 2025 may earn 0% to 150% of target based on achievement of total shareholder return performance concluding at the end of the third calendar year.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 72

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

Note 3. Concentrations of Credit Risk

As of December 31, 2025, customers living in Texas and North Carolina accounted for 30% and 15%, respectively, of the Company’s net finance receivables. Customers living in Texas, North Carolina, and South Carolina accounted for 30%, 16%, and 10%, respectively, of the Company’s net finance receivables as of December 31, 2024. Given the primary concentration of the Company’s portfolio of finance receivables in these states, such customers’ ability to honor their installment contracts may be affected by economic conditions in these states.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Note 4. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

	December 31,
Dollars in thousands	2025	2024
Large loans	$1,593,171	$1,336,780
Small loans	547,028	555,755
Total	$2,140,199	$1,892,535

Net finance receivables included net deferred origination fees of $15.1 million and $15.7 million as of December 31, 2025 and 2024, respectively.

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 73

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2025 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$119,724	$36,692	$15,225	$5,034	$1,453	$382	$178,510
2	75,189	21,423	6,854	2,086	383	48	105,983
3	121,142	35,473	13,157	5,398	739	51	175,960
4	160,692	50,359	20,102	8,588	1,130	77	240,948
5	173,379	58,320	22,357	9,995	1,893	90	266,034
6	411,650	133,932	55,991	20,631	3,397	135	625,736
Total	$1,061,776	$336,199	$133,686	$51,732	$8,995	$783	$1,593,171
Small Loans:
FICO Band
1	$82,635	$12,526	$1,937	$267	$56	$13	$97,434
2	36,601	6,164	783	62	2	—	43,612
3	53,879	9,494	1,042	97	8	—	64,520
4	62,360	12,597	1,428	76	4	3	76,468
5	63,637	16,817	1,732	91	5	1	82,283
6	136,833	42,405	3,365	98	9	1	182,711
Total	$435,945	$100,003	$10,287	$691	$84	$18	$547,028
Total Loans:
FICO Band
1	$202,359	$49,218	$17,162	$5,301	$1,509	$395	$275,944
2	111,790	27,587	7,637	2,148	385	48	149,595
3	175,021	44,967	14,199	5,495	747	51	240,480
4	223,052	62,956	21,530	8,664	1,134	80	317,416
5	237,016	75,137	24,089	10,086	1,898	91	348,317
6	548,483	176,337	59,356	20,729	3,406	136	808,447
Total	$1,497,721	$436,202	$143,973	$52,423	$9,079	$801	$2,140,199

Regional Management Corp. | 2025 Annual Report on Form 10-K | 74

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2024 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$86,776	$37,750	$12,457	$3,950	$793	$373	$142,099
2	55,211	19,464	6,171	1,602	173	92	82,713
3	90,642	35,777	16,579	4,224	339	59	147,620
4	125,867	52,564	25,521	6,140	570	100	210,762
5	137,243	58,604	28,564	8,148	784	36	233,379
6	300,714	140,149	62,303	15,514	1,464	63	520,207
Total	$796,453	$344,308	$151,595	$39,578	$4,123	$723	$1,336,780
Small Loans:
FICO Band
1	$67,809	$11,905	$1,737	$257	$40	$28	$81,776
2	32,851	5,799	755	61	4	2	39,472
3	52,846	9,456	1,061	76	4	2	63,445
4	67,200	12,903	1,161	94	9	7	81,374
5	75,458	16,882	1,500	69	3	3	93,915
6	160,551	32,671	2,462	80	5	4	195,773
Total	$456,715	$89,616	$8,676	$637	$65	$46	$555,755
Total Loans:
FICO Band
1	$154,585	$49,655	$14,194	$4,207	$833	$401	$223,875
2	88,062	25,263	6,926	1,663	177	94	122,185
3	143,488	45,233	17,640	4,300	343	61	211,065
4	193,067	65,467	26,682	6,234	579	107	292,136
5	212,701	75,486	30,064	8,217	787	39	327,294
6	461,265	172,820	64,765	15,594	1,469	67	715,980
Total	$1,253,168	$433,924	$160,271	$40,215	$4,188	$769	$1,892,535

Regional Management Corp. | 2025 Annual Report on Form 10-K | 75

Credit losses by product and origination year for the periods indicated are as follows:

	Year Ended December 31, 2025
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Total Credit Losses
Large loans	$12,624	$67,939	$38,427	$14,126	$3,435	$547	$137,098
Small loans	16,337	67,370	16,596	1,608	117	34	102,062
Total	$28,961	$135,309	$55,023	$15,734	$3,552	$581	$239,160

	Year Ended December 31, 2024
Dollars in thousands	2024	2023	2022	2021	2020	Prior	Total Credit Losses
Large loans	$9,699	$67,711	$39,070	$11,197	$1,541	$474	$129,692
Small loans	13,156	55,584	11,757	1,054	56	43	81,650
Total	$22,855	$123,295	$50,827	$12,251	$1,597	$517	$211,342

The contractual delinquency of the net finance receivable portfolio by product and aging for the periods indicated are as follows:

	December 31, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Current	$1,372,102	86.1%	$437,005	79.9%	$1,809,107	84.5%
1 to 29 days past due	121,113	7.6%	48,745	8.9%	169,858	8.0%
Delinquent accounts:
30 to 59 days	26,940	1.7%	14,295	2.6%	41,235	1.9%
60 to 89 days	23,576	1.5%	13,582	2.5%	37,158	1.7%
90 to 119 days	18,957	1.2%	11,861	2.2%	30,818	1.5%
120 to 149 days	16,715	1.0%	11,050	2.0%	27,765	1.3%
150 to 179 days	13,768	0.9%	10,490	1.9%	24,258	1.1%
Total delinquency	$99,956	6.3%	$61,278	11.2%	$161,234	7.5%
Total net finance receivables	$1,593,171	100.0%	$547,028	100.0%	$2,140,199	100.0%
Net finance receivables in nonaccrual status	$62,351	3.9%	$38,269	7.0%	$100,620	4.7%

	December 31, 2024
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Current	$1,139,070	85.2%	$451,311	81.2%	$1,590,381	84.0%
1 to 29 days past due	109,656	8.2%	46,656	8.4%	156,312	8.3%
Delinquent accounts:
30 to 59 days	22,909	1.7%	14,039	2.5%	36,948	1.9%
60 to 89 days	21,493	1.6%	13,749	2.5%	35,242	1.9%
90 to 119 days	16,609	1.3%	11,476	2.1%	28,085	1.5%
120 to 149 days	14,357	1.1%	9,630	1.7%	23,987	1.3%
150 to 179 days	12,686	0.9%	8,894	1.6%	21,580	1.1%
Total delinquency	$88,054	6.6%	$57,788	10.4%	$145,842	7.7%
Total net finance receivables	$1,336,780	100.0%	$555,755	100.0%	$1,892,535	100.0%
Net finance receivables in nonaccrual status	$54,228	4.1%	$34,602	6.2%	$88,830	4.7%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. The Company reversed $27.6 million, $23.6 million, and $24.2 million of accrued interest as a reduction of interest and fee income for the years ended December 31, 2025, 2024, and 2023, respectively.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 76

The following are changes in the allowance for credit losses by product for the periods indicated:

	As of and For the Year Ended December 31, 2025
Dollars in thousands	Large	Small	Total
Beginning balance	$133,506	$65,994	$199,500
Provision for credit losses	146,401	99,031	245,432
Credit losses	(137,098)	(102,062)	(239,160)
Recoveries	9,491	5,637	15,128
Ending balance	$152,300	$68,600	$220,900
Net finance receivables	$1,593,171	$547,028	$2,140,199
Allowance as percentage of net finance receivables	9.6%	12.5%	10.3%

	As of and For the Year Ended December 31, 2024
Dollars in thousands	Large	Small	Total
Beginning balance	$127,992	$59,408	$187,400
Provision for credit losses	128,190	84,010	212,200
Credit losses	(129,692)	(81,650)	(211,342)
Recoveries	7,016	4,226	11,242
Ending balance	$133,506	$65,994	$199,500
Net finance receivables	$1,336,780	$555,755	$1,892,535
Allowance as percentage of net finance receivables	10.0%	11.9%	10.5%

	As of and For the Year Ended December 31, 2023
Dollars in thousands	Large	Small	Total
Beginning balance	$119,592	$59,208	$178,800
Provision for credit losses	136,638	83,396	220,034
Credit losses	(133,918)	(87,015)	(220,933)
Recoveries	5,680	3,819	9,499
Ending balance	$127,992	$59,408	$187,400
Net finance receivables	$1,274,137	$497,273	$1,771,410
Allowance as percentage of net finance receivables	10.0%	11.9%	10.6%

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 77

The information relating to modifications made to borrowers experiencing financial difficulty and their related percentage of applicable net finance receivables for the periods indicated are as follows:

	As of and for the Year Ended December 31, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$16,328	1.0%	$4,968	1.0%	$21,296	1.0%
Interest rate reduction & term extension	6,007	0.4%	1,109	0.2%	7,116	0.3%
Term extension	1,030	0.1%	215	—	1,245	0.1%
Principal forgiveness, interest rate reduction, & term extension	699	—	23	—	722	—
Total	$24,064	1.5%	$6,315	1.2%	$30,379	1.4%

	As of and for the Year Ended December 31, 2024
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$5,729	0.4%	$2,545	0.5%	$8,274	0.4%
Interest rate reduction & term extension	9,155	0.8%	1,446	0.2%	10,601	0.6%
Term extension	1,792	0.1%	386	0.1%	2,178	0.1%
Principal forgiveness, interest rate reduction, & term extension	586	—	28	—	614	—
Total	$17,262	1.3%	$4,405	0.8%	$21,667	1.1%

	As of and for the Year Ended December 31, 2023
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction & term extension	$12,687	1.0%	$2,112	0.4%	$14,799	0.8%
Term extension	930	0.1%	346	0.1%	1,276	0.1%
Principal forgiveness, interest rate reduction, & term extension	288	—	37	—	325	—
Total	$13,905	1.1%	$2,495	0.5%	$16,400	0.9%

The financial effects of the modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

Year Ended December 31, 2025
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 18.0%.
	Small loans	Reduced the weighted-average contractual interest rate by 29.5%.
Term extension	Large loans	Added a weighted-average 1.5 years to the life of loans.
	Small loans	Added a weighted-average 1.4 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $1.1 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.4 million.

Year Ended December 31, 2024
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 12.6%.
	Small loans	Reduced the weighted-average contractual interest rate by 24.4%.
Term extension	Large loans	Added a weighted-average 1.5 years to the life of loans.
	Small loans	Added a weighted-average 1.4 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $1.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.5 million.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 78

Year Ended December 31, 2023
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 10.7%.
	Small loans	Reduced the weighted-average contractual interest rate by 13.6%.
Term extension	Large loans	Added a weighted-average 1.5 years to the life of loans.
	Small loans	Added a weighted-average 1.4 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $1.0 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.5 million.

The following tables provide the amortized cost basis for modifications made to borrowers experiencing financial difficulty within the previous twelve months that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the periods indicated are as follows:

	As of and for the Year Ended December 31, 2025
Dollars in thousands	Large	Small	Total
Interest rate reduction	$4,420	$1,358	$5,778
Interest rate reduction & term extension	1,255	237	1,492
Term extension	162	38	200
Principal forgiveness, interest rate reduction, & term extension	87	—	87
Total	$5,924	$1,633	$7,557

	As of and for the Year Ended December 31, 2024
Dollars in thousands	Large	Small	Total
Interest rate reduction	$858	$280	$1,138
Interest rate reduction & term extension	1,608	319	1,927
Term extension	231	52	283
Principal forgiveness, interest rate reduction, & term extension	30	6	36
Total	$2,727	$657	$3,384

	As of and for the Year Ended December 31, 2023
Dollars in thousands	Large	Small	Total
Interest rate reduction	$—	$—	$—
Interest rate reduction & term extension	1,334	248	1,582
Term extension	27	3	30
Principal forgiveness, interest rate reduction, & term extension	16	3	19
Total	$1,377	$254	$1,631

Regional Management Corp. | 2025 Annual Report on Form 10-K | 79

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty within the previous twelve months for the periods indicated are as follows:

	December 31, 2025
Dollars in thousands	Large	Small	Total
Current	$17,453	$4,266	$21,719
30 - 89 days past due	3,570	1,081	4,651
90+ days past due	3,041	968	4,009
Total (1)	$24,064	$6,315	$30,379

(1) Excludes modified finance receivables that subsequently charged off of $3.3 million and $1.3 million in large and small loans, respectively.

	December 31, 2024
Dollars in thousands	Large	Small	Total
Current	$13,207	$3,138	$16,345
30 - 89 days past due	2,410	799	3,209
90+ days past due	1,645	468	2,113
Total (1)	$17,262	$4,405	$21,667

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

Note 5. Restricted Available-for-Sale Investments

The following tables reconcile the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted AFS investments as of the periods indicated:

	December 31, 2025
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$24,213	$—	$(2)	$24,211

	December 31, 2024
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$21,633	$92	$(13)	$21,712

The following tables include the gross unrealized losses and estimated fair values of restricted AFS investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$22,000	$(2)	$—	$—	$22,000	$(2)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$2,205	$(13)	$—	$—	$2,205	$(13)

The restricted AFS investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $13 thousand at December 31, 2025 and 2024. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted AFS investments.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 80

The following tables include the amortized cost and estimated fair values of restricted AFS investments by contractual maturity as of the period indicated:

	December 31, 2025
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$24,213	$24,211
Due within one year to five years	—	—
Due within five years to ten years	—	—
Due after ten years	—	—
Total	$24,213	$24,211

The Company had no gross realized gains or losses for both the years ended December 31, 2025 and 2023. The Company had gross realized losses of $20 thousand for the year ended December 31, 2024. For additional information on the Company's restricted AFS investments, see Note 13, “Fair Value Measurements.”

Note 6. Property and Equipment

For the periods indicated, property and equipment consisted of the following:

	December 31,
Dollars in thousands	2025	2024
Furniture, fixtures, and equipment	$29,095	$28,285
Leasehold improvements	18,658	18,033
Property and equipment cost	47,753	46,318
Less accumulated depreciation	34,597	32,641
Property and equipment, net	$13,156	$13,677

Depreciation expense for the years ended December 31, 2025, 2024, and 2023 totaled $5.0 million, $4.8 million, and $4.6 million, respectively.

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

The Company’s rent expense for the periods indicated is as follows:

	Year Ended December 31,
Dollars in thousands	2025	2024	2023
Operating leases	$13,136	$11,526	$10,587
Short-term leases	186	221	447
Total	$13,322	$11,747	$11,034

The Company’s weighted-average remaining lease term and discount rate for the periods indicated are as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	5.3	5.1
Weighted-average discount rate	6.5%	6.2%

Regional Management Corp. | 2025 Annual Report on Form 10-K | 81

Future minimum lease payments on the Company’s lease liabilities are as follows:

Dollars in thousands	December 31, 2025
2026	$12,394
2027	11,677
2028	8,818
2029	6,830
2030	5,092
Thereafter	10,152
Total	54,963
Present value adjustment	(8,995)
Lease liability	$45,968

Note 8. Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of intangible assets for the periods indicated:

	December 31, 2025			December 31, 2024
Dollars in thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	$56,687	$(25,622)	$31,065	$43,869	$(20,061)	$23,808
Other	950	(234)	716	950	(234)	716
Total	$57,637	$(25,856)	$31,781	$44,819	$(20,295)	$24,524

Intangible amortization expense for the years ended December 31, 2025, 2024, and 2023 totaled $5.6 million, $4.4 million, and $3.7 million, respectively. As of December 31, 2025, the Company’s weighted-average amortization period for software was 6.0 years. The following table sets forth the future amortization of software:

Dollars in thousands	Amount
2026	$7,547
2027	6,814
2028	5,871
2029	3,999
2030	3,099
Thereafter	3,735
Total	$31,065

Note 9. Other Assets

Other assets include the following as of the periods indicated:

	December 31,
Dollars in thousands	2025	2024
Prepaid expenses	$8,776	$8,690
Income tax receivable	7,055	1,708
Credit insurance receivable	3,555	2,840
Card payments receivable	3,522	2,587
Warehouse credit facilities debt issue costs	1,838	2,236
Other	1,808	2,805
Total	$26,554	$20,866

Regional Management Corp. | 2025 Annual Report on Form 10-K | 82

Note 10. Variable Interest Entities

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $81.8 million and $117.1 million as of December 31, 2025 and December 31, 2024, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

The following table presents the assets and liabilities of the Company’s consolidated VIEs:

Dollars in thousands	December 31, 2025	December 31, 2024
Assets
Cash	$200	$378
Net finance receivables	1,601,780	1,317,604
Allowance for credit losses	(160,971)	(136,850)
Restricted cash	93,966	130,970
Other assets	2,242	3,078
Total assets	$1,537,217	$1,315,180
Liabilities
Net debt	$1,455,320	$1,253,096
Accounts payable and accrued expenses	21	19
Total liabilities	$1,455,341	$1,253,115

Note 11. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	December 31, 2025			December 31, 2024
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Revolving credit facilities	$270,186	$(1,747)	$268,439	$315,904	$(437)	$315,467
Securitizations	1,380,578	(6,844)	1,373,734	1,162,432	(5,901)	1,156,531
Total	$1,650,764	$(8,591)	$1,642,173	$1,478,336	$(6,338)	$1,471,998
Unused amount of revolving credit facilities (subject to borrowing base)	$511,420			$466,164

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. These credit facilities had $1.8 million and $2.2 million in such costs as of December 31, 2025 and December 31, 2024, respectively.

Revolving Credit Facilities: The Company’s revolving credit facilities are secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. The Company pays unused commitment fees on its revolving credit

Regional Management Corp. | 2025 Annual Report on Form 10-K | 83

facilities, generally based upon the average outstanding balance. As of December 31, 2025, the Company held $3.8 million in unrestricted cash. The Company had $145.3 million of immediate available liquidity to draw down cash under its revolving credit facilities as of December 31, 2025. Each of the Company’s revolving warehouse credit facilities holds restricted cash reserves to satisfy provisions of its respective credit agreement.

The following table includes the key terms under each of the Company’s revolving credit facilities as of December 31, 2025:

Dollars in thousands	Total Credit Facility	Debt Balance	Restricted Cash Reserves	Advance Rate Cap	Current Advance Rate	Unused Commitment Fee	Revolving Period End Date	Maturity Date
Senior (1) (2)	$355,000	$188,600	$—	83%	73%	0.3% - 0.9%	N/A	Aug 2028
RMR IV warehouse (3)	125,000	20,596	259	79%	79%	0.5%	May 2026	May 2027
RMR V warehouse	100,000	19,358	120	80%	80%	0.4% - 0.7%	Nov 2026	Nov 2027
RMR VI warehouse (4)	75,000	21,162	141	75%	75%	0.5%	Feb 2027	Feb 2028
RMR VII warehouse	125,000	20,470	121	76%	76%	0.4% - 0.7%	N/A	Oct 2026
Total	$780,000	$270,186	$641

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

(2) The senior revolving credit facility has an additional advance rate cap of 60% of eligible delinquent renewals. As of December 31, 2025, this advance rate was 50%.

(3) Following a May 2025 amendment, the revolving period end date is now May 2026 (previously May 2025), the maturity date is now May 2027 (previously May 2026), and the unused commitment fee is now 0.5% (previously ranging between 0.4% - 0.7%).

(4) Following a January 2025 amendment, the revolving period end date is now February 2027 (previously February 2025), and the maturity date is now February 2028 (previously February 2026).

Borrowings under the revolving credit facilities bear interest, payable monthly, at a rate equal to the sum of any applicable floor, benchmark adjustment, margin, and the market rate of each respective rate type that was effective as of December 31, 2025 (as follows):

	Floor	Margin	Rate Type	Effective Interest Rate
Senior (1)	0.5%	2.8%	1-month SOFR	6.6%
RMR IV warehouse (2)	—	2.3%	1-month SOFR	6.1%
RMR V warehouse	—	2.1%	Conduit	6.2%
RMR VI warehouse (3)	—	2.1%	1-month SOFR	5.9%
RMR VII warehouse	—	2.4%	1-month SOFR	6.3%

(1) Following the August 2025 agreement for a new senior revolving credit facility, the benchmark adjustment has been removed (previously 0.1%), and the margin is now 2.8% (previously 3.0%).

(2) Following a May 2025 amendment, the benchmark adjustment has been removed (previously 0.1%), and the margin is now 2.3% (previously 2.8%).

(3) Following a January 2025 amendment, (i) the margin was reduced to 2.1% (previously 2.5%) and (ii) interest may accrue based on the daily or 1-month SOFR (previously only the 1-month SOFR).

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 84

the notes in full, but not in part, at its option on securitization-specific, designated dates. No payments of principal of the notes will be made during the revolving periods.

The following table includes the key terms under each of the Company’s securitizations as of December 31, 2025:

Dollars in thousands	Issue Date	Issue Amount	Debt Balance	Restricted Cash Reserves	Effective Interest Rate	Revolving Period End Date	Maturity Date
RMIT 2021-2	Jul 2021	200,000	200,192	2,083	2.3%	Jul 2026	Aug 2033
RMIT 2021-3	Oct 2021	125,000	125,202	1,471	3.9%	Sep 2026	Oct 2033
RMIT 2022-1	Feb 2022	250,000	97,936	2,646	4.4%	Feb 2025	Mar 2032
RMIT 2024-1	Jun 2024	187,305	187,788	1,078	6.2%	May 2027	Jul 2036
RMIT 2024-2	Nov 2024	250,000	250,557	1,418	5.3%	Nov 2026	Dec 2033
RMIT 2025-1 (1)	Mar 2025	265,000	265,585	1,489	5.3%	Mar 2027	Apr 2034
RMIT 2025-2 (2)	Oct 2025	252,810	253,318	1,389	4.8%	Oct 2027	Nov 2037
Total		$1,530,115	$1,380,578	$11,574

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

(2) In October 2025, the Company, its SPE, RMR III, and the Company’s indirect SPE, RMIT 2025-2, completed a private offering and sale of $253 million of asset-backed notes. The transaction consisted of the issuance of four classes of fixed-rate, asset-backed notes by RMIT 2025-2. The asset-backed notes are secured by finance receivables and other related assets that RMR III purchased from the Company, which RMR III then sold and transferred to RMIT 2025-2. Prior to maturity in November 2037, the Company may redeem the notes in full, but not in part, at its option on any note payment date on or after the payment date occurring in November 2027. No payments of principal of the notes will be made during the revolving period.

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

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of December 31, 2025, the Company was in compliance with all debt covenants.

The following is a summary of estimated future principal payments required on outstanding debt:

Dollars in thousands	Amount
2026	$223,318
2027	644,843
2028	658,693
2029	119,597
2030	—
Thereafter	—
Total	$1,646,451

Regional Management Corp. | 2025 Annual Report on Form 10-K | 85

Note 12. Stockholders’ Equity

Stock repurchase program: In December 2024, the Company announced that the Board had authorized a $30 million stock repurchase program. The authorization was effective immediately and extended through December 31, 2026. In November 2025, the Company announced that the Board had approved a $30 million increase in the amount authorized under the stock repurchase program announced in December 2024, from $30 million to $60 million. The authorization was effective immediately and extends through June 30, 2027. As of December 31, 2025, the Company had repurchased 807 thousand shares of common stock at a total cost of $27.7 million, including commissions and estimated excise taxes, over the life of the program.

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

The Company repurchased 702 thousand and 105 thousand shares of common stock for the years ended December 31, 2025 and 2024, respectively. The Company did not repurchase any shares of common stock for the year ended December 31, 2023.

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Dividends declared per common share	$1.20	$1.20	$1.20

See Note 20, “Subsequent Events,” for information regarding the Company’s cash dividend following the end of the fiscal year.

Note 13. Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and restricted cash: Cash and restricted cash is recorded at cost, which approximates fair value due to its highly liquid nature.

Restricted AFS investments: The fair value of U.S. Treasury securities is priced using an external pricing service which the Company corroborates using a secondary external vendor. For additional information on the Company's restricted AFS investments, see Note 5, “Restricted Available-for-Sale Investments.”

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 86

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	December 31, 2025		December 31, 2024
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1:
Cash	$3,823	$3,823	$3,951	$3,951
Restricted cash	94,174	94,174	131,684	131,684
Level 3:
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,866,403	1,893,834	1,644,967	1,695,325
Liabilities
Level 3:
Debt	1,650,764	1,636,727	1,478,336	1,428,607

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	December 31, 2025		December 31, 2024
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2:
Restricted AFS investments	$24,211	$24,211	$21,712	$21,712

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

Income tax expense attributable to total income before income taxes consists of the following for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2025	2024	2023
Current:
Federal	$444	$7,886	$3,567
State and local	273	724	1,146
	717	8,610	4,713
Deferred:
Federal	12,106	3,821	289
State and local	542	417	(177)
	12,648	4,238	112
Total	$13,365	$12,848	$4,825

Regional Management Corp. | 2025 Annual Report on Form 10-K | 87

Income tax expense differed from the amount computed by applying the federal income tax rate to total income before income taxes as a result of the following:

	Year Ended December 31,
	2025		2024		2023
Dollars in thousands	$	%	$	%	$	%
Federal tax expense at statutory rate	$12,133	21.0%	$11,356	21.0%	$4,364	21.0%
Increase (reduction) in income taxes resulting from:
State and local income tax, net of federal income tax effect (1)	870	1.5%	943	1.7%	399	1.9%
Tax credits:
Research and development	(749)	(1.3)%	(999)	(1.8)%	(1,550)	(7.5)%
Other	(55)	(0.1)%	(257)	(0.5)%	(201)	(1.0)%
Nontaxable or nondeductible items:
Nondeductible compensation	1,240	2.1%	1,334	2.5%	1,106	5.3%
Other	128	0.2%	201	0.4%	113	0.5%
Unrecognized tax benefits	120	0.2%	324	0.6%	382	1.8%
Other adjustments	(322)	(0.5)%	(54)	(0.1)%	212	1.2%
Total	$13,365	23.1%	$12,848	23.8%	$4,825	23.2%

(1) In 2025, Texas, Illinois, and Virginia made up the majority of the tax effect in this category. In 2024, Texas, North Carolina, and South Carolina made up the majority of the tax effect in this category. In 2023, Texas made up the majority of the tax effect in this category.

Income taxes paid (net of refunds) consisted of the following jurisdictions for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2025	2024	2023
Federal	$5,670	$2,870	$1,020
State:
Texas	579	661	320
South Carolina	151	(574)	—
Illinois	72	137	132
Missouri	—	—	271
North Carolina	(67)	(194)	416
Alabama	(72)	(161)	603
Other	(222)	(5)	288
	441	(136)	2,030
Total	$6,111	$2,734	$3,050

Regional Management Corp. | 2025 Annual Report on Form 10-K | 88

Net deferred tax assets and liabilities consist of the following as of the periods indicated:

	December 31,
Dollars in thousands	2025	2024
Deferred tax assets:
Allowance for credit losses	$52,488	$47,296
Lease liability	11,022	9,716
Unearned insurance commissions	8,522	7,760
Share-based compensation	2,843	3,011
Accrued expenses	2,414	2,444
State net operating loss carryforward	2,177	1,638
Research and experimental expenditures	—	4,408
Unearned premium reserves	—	234
Other	462	59
Deferred tax assets	79,928	76,566

Deferred tax liabilities:
Fair market value adjustment of net finance receivables	60,313	49,942
Lease assets	10,510	9,207
Deferred loan costs	5,215	4,162
Depreciation and software amortization	3,733	2,580
Research and experimental expenditures	1,995	—
Prepaid expenses	1,375	1,305
Unearned premium reserves	13	—
Other	119	84
Deferred tax liabilities	83,273	67,280
Deferred tax assets (liabilities), net	$(3,345)	$9,286

The Company had a state net operating loss carryforward of approximately $66.0 million as of December 31, 2025. These carryforwards are available to offset future taxable income. If not used, the carryforward will expire beginning in 2032.

Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, based solely on the technical merits of the position. At December 31, 2025, the Company had $1.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax line of the consolidated statements of comprehensive income. The Company recognized approximately $42 thousand, $0.1 million, and $0.1 million of interest and penalties for the years ended December 31, 2025, 2024, and 2023, respectively.

The following schedule reconciles unrecognized tax positions for the periods indicated:

	As of and for the Year Ended December 31,
Dollars in thousands	2025	2024	2023
Beginning balance	$984	$733	$414
Additions based on tax positions related to the current year	206	247	268
Additions for tax positions of prior years	—	4	51
Reductions for tax positions of prior years	(175)	—	—
Ending balance	$1,015	$984	$733

Regional Management Corp. | 2025 Annual Report on Form 10-K | 89

Note 15. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2025	2024	2023
Numerator:
Net income	$44,412	$41,227	$15,958
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,428	9,640	9,398
Effect of dilutive securities	556	317	195
Weighted-average shares adjusted for dilutive securities	9,984	9,957	9,593
Earnings per share:
Basic	$4.71	$4.28	$1.70
Diluted	$4.45	$4.14	$1.66

The Company excluded outstanding shares of common stock totaling 37 thousand, 0.2 million, and 0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, from the computation of diluted earnings per share because they were anti-dilutive.

Note 16. Share-Based Compensation

On May 16, 2024, the stockholders of the Company approved the 2024 Plan. As of December 31, 2025, subject to adjustments as provided in the 2024 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2024 Plan could not exceed the sum of (i) 381,000 shares plus (ii) any shares remaining available for the grant of awards as of May 16, 2024 under the 2015 Plan, plus (iii) any shares subject to an award granted under the 2015 Plan which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason after May 16, 2024 without the issuance of shares or pursuant to which such shares are forfeited (subject to adjustment for anti-dilution purposes as provided in the 2024 Plan). Of the amount described in the preceding sentence, no more than 381,000 shares may be issued under the 2024 Plan pursuant to the grant of incentive stock options (subject to adjustment for anti-dilution purposes). As of December 31, 2025, there were 0.5 million shares available for grant under the 2024 Plan.

For the years ended December 31, 2025, 2024, and 2023, the Company recorded share-based compensation expense of $11.9 million, $11.2 million, and $11.8 million, respectively. As of December 31, 2025, unrecognized share-based compensation expense to be recognized over future periods approximated $11.3 million. This amount will be recognized as expense over a weighted-average period of 1.6 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards. For the years ended December 31, 2025 and 2024, share-based compensation of $0.5 million and $0.8 million, respectively, was capitalized as software. There was no capitalization of share-based compensation for the year ended December 31, 2023.

The following are the terms and amounts of the awards issued under the Company’s share-based incentive programs:

Nonqualified stock options: The following table summarizes the stock option activity for the year ended December 31, 2025:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of period	444	$23.65
Granted	—	—
Exercised	(66)	20.50
Forfeited	—	—
Expired	—	—
Options outstanding at end of period	378	$24.20	3.8	$5,506
Options exercisable at end of period	378	$24.20	3.8	$5,506

Regional Management Corp. | 2025 Annual Report on Form 10-K | 90

The following table provides additional stock option information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2025	2024	2023
Weighted-average grant date fair value per share	$—	$—	$—
Intrinsic value of options exercised	$1,158	$718	$277
Fair value of stock options that vested	$—	$—	$544

Performance restricted stock units: The following are the weighted-average assumptions for the PRSU grants for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	42.0%	42.5%	40.2%
Risk-free rate	4.0%	5.2%	5.2%
Discount for post-vesting restrictions	11.8%	9.2%	8.5%

The following table summarizes PRSU activity for the year ended December 31, 2025:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at beginning of period	311	$33.93
Granted	135	25.90
Performance adjustment	(24)	52.07
Vested	(43)	52.07
Forfeited	—	—
Non-vested units at end of period	379	$27.86

The following table provides additional PRSU information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per unit amounts	2025	2024	2023
Weighted-average grant date fair value per unit	$25.90	$26.21	$32.40
Fair value of PRSUs that vested	$2,237	$—	$—

Performance-contingent restricted stock units: There was no performance-contingent RSU balance or activity for the year ended December 31, 2025. The following table provides additional performance-contingent RSU information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per unit amounts	2025	2024	2023
Weighted-average grant date fair value per unit	$—	$—	$—
Fair value of RSUs that vested	$—	$1,371	$1,445

Restricted stock units: The following table summarizes service-based RSU activity for the year ended December 31, 2025:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at beginning of period	35	$28.20
Granted	51	29.74
Vested	(35)	28.95
Forfeited	—	—
Non-vested units at end of period	51	$29.21

Regional Management Corp. | 2025 Annual Report on Form 10-K | 91

The following table provides additional service-based RSU information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per unit amounts	2025	2024	2023
Weighted-average grant date fair value per unit	$29.74	$28.20	$—
Fair value of RSUs that vested	$1,000	$500	$—

Restricted stock awards: The following table summarizes RSA activity for the year ended December 31, 2025:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at beginning of period	334	$28.80
Granted	271	29.68
Vested	(258)	29.16
Forfeited	(18)	29.09
Non-vested shares at end of period	329	$29.22

The following table provides additional RSA information for the periods indicated:

	Year Ended December 31,
Dollars in thousands, except per share amounts	2025	2024	2023
Weighted-average grant date fair value per share	$29.68	$28.52	$34.25
Fair value of RSAs that vested	$7,534	$7,467	$8,787

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

Regional Management Corp. | 2025 Annual Report on Form 10-K | 92

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

The Company maintains a restricted reserve comprised of restricted cash and restricted AFS investments for life insurance claims in an amount determined by the ceding company. At December 31, 2025 and 2024, the restricted reserves consisted of $23.1 million and $21.2 million of unearned premium reserves, respectively, and $1.4 million and $1.2 million of unpaid claim reserves, respectively. For non-life products, the Company had no unpaid claim reserves at both December 31, 2025 and 2024, as changes in claim reserves are settled between the Company and the unaffiliated insurance underwriter as they are incurred. For the year ended December 31, 2025, non-life unpaid claim reserves, included in insurance income, net as presented in the table below, decreased $1.0 million. For the year ended December 31, 2024, non-life unpaid claim reserves increased $0.8 million, and decreased $0.2 million for the year ended December 31, 2023.

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

The following table summarizes the components of insurance income, net for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2025	2024	2023
Earned premiums	$58,771	$57,312	$59,830
Claims, reserves, and certain direct expenses	(13,198)	(16,617)	(15,301)
Insurance income, net	$45,573	$40,695	$44,529

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

Note 19. Segment Reporting

The Company has one reportable segment: consumer finance. The Company allocates resources and assesses financial performance on a consolidated basis because its product offerings require similar technology and marketing strategies, and do not significantly

Regional Management Corp. | 2025 Annual Report on Form 10-K | 93

differ on the bases of geographic areas and/or related regulatory environments. The Company’s chief executive officer is the CODM and is responsible for allocating resources and assessing financial performance.

Consolidated net income is the measure used by the CODM in evaluating the segment profit or loss of the Company. The CODM either reviews or is otherwise regularly provided with amounts for the following measures in the Company’s financial results for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2025	2024	2023
Interest income	$537,555	$491,308	$454,856
Fee income	41,394	37,586	34,842
Insurance income, net	45,573	40,695	44,529
Other income	21,076	18,914	17,172
Provision for credit losses	245,432	212,200	220,034
Share-based compensation expense	11,867	11,171	11,755
Depreciation and amortization expense	10,517	9,186	8,218
Interest expense	84,814	74,530	67,463
Income tax expense	13,365	12,848	4,825

The following table presents the Company’s revenues from external customers for each significant product and service for the periods indicated:

	Year Ended December 31,
Dollars in thousands	2025	2024	2023
Large loans	$382,938	$337,708	$323,898
Small loans	196,011	191,186	165,800
Interest and fee income	578,949	528,894	489,698
Insurance income, net	45,573	40,695	44,529
Other income	21,076	18,914	17,172
Total revenue	$645,598	$588,503	$551,399

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

Note 20. Subsequent Events

Quarterly cash dividend: In February 2026, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on March 12, 2026 to shareholders of record at the close of business on February 19, 2026. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 94

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for the preparation, integrity, accuracy, and fair presentation of the consolidated financial statements appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The financial statements were prepared in conformity with GAAP and include amounts based on judgments and estimates by management.

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

Management assessed the effectiveness of our internal control over financial reporting, with the participation of our chief executive officer and chief financial officer, as of December 31, 2025. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2025. Our independent registered public accounting firm for the fiscal year ended December 31, 2025, Deloitte & Touche, LLP, has issued an attestation report on our internal control over financial reporting, which appears in Part II, Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 95

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

The following table lists each “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(a) of Regulation S-K) that was adopted by a Company officer or director for the sale of shares of Company common stock during the three months ended December 31, 2025. No Rule 10b5-1 trading arrangements were terminated by a Company officer or director during the period.

Name and Title	Date of Adoption	Termination Date	Maximum Aggregate Number of Securities that may be Sold
Harpreet Rana, EVP, Chief Financial and Administrative Officer	November 20, 2025	December 31, 2026	35,358 (1)(2)
Brian J. Fisher, EVP, Chief Strategy & Development Officer	December 10, 2025	January 31, 2027	52,810 (1)(3)
Catherine R. Atwood, SVP, General Counsel, and Secretary	November 14, 2025	December 31, 2026	9,000
Steven B. Barnette, VP and Chief Accounting Officer	December 1, 2025	January 8, 2027	7,132 (1)(4)

(1) The maximum aggregate number of securities that may be sold includes shares of Company common stock that may be withheld by the Company to satisfy income tax withholding and remittance obligations in connection with the net settlement of certain equity awards granted to the officer.

(2) The amount includes (i) the potential sale of up to 17,987 shares of Company common stock plus (ii) the potential exercise of vested stock options and the associated sale of up to 17,371 shares of Company common stock.

(3) The amount includes (i) the potential exercise of vested stock options and the associated sale of up to 28,070 shares of Company common stock, plus (ii) the potential sale of up to 11,762 shares of Company common stock subject to RSAs that vest during the term of the trading arrangement, plus (iii) the potential sale of up to 12,978 PRSUs that vest during the term of the trading arrangement. PRSUs that have not vested and been settled as of February 20, 2026 are assumed to vest at 100% of the target award amount. The actual number of PRSUs that may vest can vary between 0% to 150% of the target award of PRSUs, subject to the achievement of certain performance conditions as set forth in the PRSU award agreement.

(4) The amount includes the potential sale of up to (i) 6,474 shares of Company common stock, plus (ii) 658 shares of Company common stock subject to RSAs that vest during the term of the trading arrangement.

During the three months ended December 31, 2025, none of the Company’s officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such term is are defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 96

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters—Committees of the Board,” “Board of Directors and Corporate Governance Matters—Insider Trading Policy,” “Executive Officers,” “Stockholder Proposals—Proposal No. 1: Election of Directors,” “Delinquent Section 16(a) Reports” (to the extent reported therein), and “Insider Trading Policy” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the information presented under the headings “Board of Directors and Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation,” “Board of Directors and Corporate Governance Matters—Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Summary of Employment Arrangements with Executive Officers,” and “Summary of Company Incentive Plans” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to the information presented under the headings “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables—Equity Compensation Plan Information” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the information presented under the headings “Other Information—Certain Relationships and Related Person Transactions,” “Board of Directors and Corporate Governance Matters—Board Independence,” and “Board of Directors and Corporate Governance Matters—Current Directors and Director Nominees” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the information presented under the heading “Stockholder Proposals—Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2025.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 97

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

See the “Index to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data.”

(2) Financial Statement Schedules:

None. Financial statement schedules have been omitted because the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3) Exhibits: The exhibits listed in the following index are filed as a part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Regional Management Corp.		8-K	001-35477	3.1	04/02/2012
3.2	Second Amended and Restated Bylaws of Regional Management Corp.		10-Q	001-35477	3.2	05/02/2025
4.1	Indenture, dated July 22, 2021, by and among Regional Management Issuance Trust 2021-2, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	07/22/2021
4.2	Indenture, dated October 8, 2021, by and among Regional Management Issuance Trust 2021-3, as issuer, Regional Management Corp., as servicer, Wells Fargo Bank, N.A., as indenture trustee, and Wells Fargo Bank, N.A., as account bank		8-K	001-35477	4.1	10/12/2021
4.3	Indenture, dated February 22, 2022, by and among Regional Management Issuance Trust 2022-1, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company National Association, as indenture trustee		8-K	001-35477	4.1	02/22/2022
4.4	Indenture, dated June 13, 2024, by and among Regional Management Issuance Trust 2024-1, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company, N.A., as indenture trustee		8-K/A	001-35477	4.1	06/20/2024
4.5	Indenture, dated November 26, 2024, by and among Regional Management Issuance Trust 2024-2, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company, N.A., as indenture trustee		8-K	001-35477	4.1	11/27/2024
4.6	Indenture, dated March 31, 2025, by and among Regional Management Issuance Trust 2025-1, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company, N.A., as indenture trustee		8-K	001-35477	4.1	04/02/2025
4.7	Indenture, dated October 23, 2025, by and among Regional Management Issuance Trust 2025-2, as issuer, Regional Management Corp., as servicer, and Computershare Trust Company, N.A., as indenture trustee		8-K	001-35477	4.1	10/29/2025

Regional Management Corp. | 2025 Annual Report on Form 10-K | 98

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
4.8	Description of Securities		10-K	001-35477	4.4	03/16/2020
10.1.1	Cooperation Agreement, dated as of January 26, 2018, by and between Basswood Capital Management, L.L.C. and the Company		8-K	001-35477	10.1	01/29/2018
10.1.2	Letter Agreement, dated November 28, 2022, by and between Regional Management Corp. and Basswood Capital Management, L.L.C.		8-K	001-35477	10.3	11/29/2022
10.2	Loan and Security Agreement, dated as of August 19, 2025, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Bank of Montreal, as agent		8-K	001-35477	10.1	08/25/2025
10.3.1	Credit Agreement, dated April 19, 2021 by and among Regional Management Receivables IV, LLC, as borrower, Regional Management Corp., as servicer, the lenders and agents from time to time parties thereto, Wells Fargo Bank, National Association as account bank and backup servicer and Wells Fargo Bank, National Association as administration agent		8-K	001-35477	10.2	04/20/2021
10.3.2	Amendment No. 1 to the Credit Agreement, dated as of December 17, 2021, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, Wells Fargo Bank, National Association, as agent and committed lender and Wells Fargo Bank, National Association, as administrative agent		8-K	001-35477	10.3	12/21/2021
10.3.3	Amendment No. 2 to the Credit Agreement, dated as of August 11, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, Wells Fargo Bank, National Association, as agent and committed lender, and Wells Fargo Bank, National Association, as administrative agent		10-K	001-35477	10.4.3	02/24/2023
10.3.4	Amendment No. 3 to the Credit Agreement, dated as of September 7, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, Wells Fargo Bank, National Association, as agent and committed lender, and Wells Fargo Bank, National Association, as administrative agent		8-K	001-35477	10.3	09/12/2022
10.3.5	Amendment No. 4 to the Credit Agreement dated as of April 13, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders and agents party thereto, Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, as account bank and backup servicer		10-Q	001-35477	10.3	08/04/2023
10.3.6	Amendment No. 5 to the Credit Agreement dated as of May 15, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders and agents party thereto, Wells Fargo Bank, National		8-K	001-35477	10.1	05/19/2023

Regional Management Corp. | 2025 Annual Report on Form 10-K | 99

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
	Association, as administrative agent, and Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, as account bank and backup servicer
10.3.7	Omnibus Amendment to Credit Agreement and Account Control Agreement and Consent, dated as of March 29, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank National Association), acting through its Corporate Trust Services division, as account bank and backup servicer		8-K	001-35477	10.1	04/03/2024
10.3.8	Amendment No. 6 to Credit Agreement dated as of May 19, 2025, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders parties thereto, and Wells Fargo Bank, as administrative agent		8-K	001-35477	10.1	05/21/2025
10.3.9	Amendment No 7 to the Credit Agreement, dated as of August 19, 2025, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, including its successors and permitted assigns, as account bank, securities intermediary, and backup servicer		8-K	001-35477	10.2	08/25/2025
10.4.1	Credit Agreement, dated April 28, 2021 by and among Regional Management Receivables V, LLC, as borrower, Regional Management Corp., as servicer, the lenders from time to time parties thereto, Wells Fargo Bank, National Association as account bank and backup servicer and JPMorgan Chase Bank, N.A. as administration agent		8-K	001-35477	10.1	04/29/2021
10.4.2	Amendment No.1 to the Credit Agreement, dated as of December 17, 2021, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, acting as its corporate trust services division, including its successors and permitted assigns, as account bank and backup servicer, and JPMorgan Chase Bank, N.A., as administrative agent		8-K	001-35477	10.4	12/21/2021
10.4.3	Amendment No. 2 to the Credit Agreement, dated as of August 11, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo, National Association, acting as its corporate trust services division, as account bank and backup servicer		10-K	001-35477	10.5.3	02/24/2023
10.4.4	Amendment No. 3 to the Credit Agreement, dated as of September 30, 2022, by and among Regional Management Corp.,		10-K	001-35477	10.5.4	02/24/2023

Regional Management Corp. | 2025 Annual Report on Form 10-K | 100

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

as servicer, Regional Management Receivables V, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo, National Association, acting as its corporate trust services division, as account bank and backup servicer

10.4.5	Amendment No. 4 to the Credit Agreement, dated as of November 22, 2022, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo, National Association, acting as its corporate trust services division, as account bank and backup servicer		8-K	001-35477	10.2	11/29/2022
10.4.6	Amendment No. 5 to the Credit Agreement, dated as of March 29, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, including its successors and permitted assigns, as account bank and backup servicer, and JPMorgan Chase Bank, N.A., as administrative agent		8-K	001-35477	10.2	04/03/2024
10.4.7	Amendment No. 6 to the Credit Agreement, dated as of November 25, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Computershare Trust Company, National Association, as successor by merger to Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, including its successors and permitted assigns, as account bank and backup servicer		8-K	001-35477	10.1	11/27/2024
10.4.8	Amendment No. 7 to the Credit Agreement, dated as of August 19, 2025, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders from time to time parties thereto, Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, including its successors and permitted assigns, as account bank and backup servicer, and JPMorgan Chase Bank, N.A., as administrative agent		8-K	001-35477	10.3	08/25/2025
10.5.1	Credit Agreement, dated as of February 2, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables VI, LLC, as borrower, the lenders and agents parties thereto, Regions Bank, as administrative agent, and Computershare Trust Company, N.A., as securities intermediary and backup servicer		8-K	001-35477	10.1	02/08/2023
10.5.2	First Amendment to Credit Agreement and Consent, dated as of March 29, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables VI, LLC, as borrower, the lenders parties thereto, and Regions Bank, as administrative agent		8-K	001-35477	10.3	04/03/2024

Regional Management Corp. | 2025 Annual Report on Form 10-K | 101

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.5.3	Second Amendment to Credit Agreement and Consent dated as of January 31, 2025, by and among Regional Management Corp., as servicer, Regional Management Receivables VI, LLC, as borrower, the lenders parties thereto, and Regions Bank, as administrative agent		8-K	001-35477	10.1	02/05/2025
10.5.4	Third Amendment to Credit Agreement, dated as of August 19, 2025, by and among Regional Management Corp., as servicer, Regional Management Receivables VI, LLC, as borrower, the lenders parties thereto, and Regions Bank, as administrative agent and securities intermediary and Computershare Trust Company, N.A. as resigning securities intermediary		8-K	001-35477	10.4	08/25/2025
10.6.1	Credit Agreement, dated as of April 3, 2023, by and among Regional Management Corp., as servicer, Regional Management Receivables VII, LLC, as borrower, the lenders and agents parties thereto, BMO Capital Markets Corp., as administrative agent, and Computershare Trust Company, N.A., as securities intermediary and backup servicer		8-K	001-35477	10.1	04/06/2023
10.6.2	First Amendment to Credit Agreement and Consent, dated as of March 29, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables VII, LLC, as borrower, the lenders parties thereto, and BMO Capital Markets Corp., as administrative agent		8-K	001-37547	10.4	04/03/2024
10.6.3	Second Amendment to Credit Agreement and Consent, dated as of October 3, 2024, by and among Regional Management Corp., as servicer, Regional Management Receivables VII, LLC, as borrower, the Bank of Montreal, as the committed lender, and BMO Capital Markets Corp., as administrative agent.		8-K	001-35477	10.1	10/08/2024
10.6.4	Third Amendment to Credit Agreement, dated as of August 19, 2025, by and among Regional Management Corp., as servicer, Regional Management Receivables VII, LLC, as borrower, the lenders parties thereto, and BMO Capital Markets Corp., as administrative agent		8-K	001-35477	10.5	08/25/2025
10.7	Sale and Servicing Agreement, dated July 22, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2021-2, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2021-2A SUBI		8-K	001-35477	10.1	07/22/2021
10.8	Sale and Servicing Agreement, dated October 8, 2021, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, and Regional Management Issuance Trust 2021-3, as issuer		8-K	001-35477	10.1	10/12/2021

Regional Management Corp. | 2025 Annual Report on Form 10-K | 102

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.9	Sale and Servicing Agreement, dated February 22, 2022, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2022-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2022-1A SUBI		8-K	001-35477	10.1	02/22/2022
10.10	Sale and Servicing Agreement, dated June 13, 2024, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2024-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2024-1A SUBI		8-K/A	001-35477	10.2	06/20/2024
10.11	Sale and Servicing Agreement, dated November 26, 2024, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2024-2, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2024-2A SUBI		8-K	001-35477	10.2	11/27/2024
10.12	Sale and Servicing Agreement, dated March 31, 2025, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2025-1, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2025-1A SUBI		8-K	001-35477	10.1	04/02/2025
10.13	Sale and Servicing Agreement, dated October 23, 2025, by and among Regional Management Receivables III, LLC, as depositor, Regional Management Corp., as servicer, the subservicers party thereto, Regional Management Issuance Trust 2025-2, as issuer, and Regional Management North Carolina Receivables Trust, acting thereunder solely with respect to the 2025-2A SUBI		8-K	001-35477	10.1	10/29/2025
10.14.1†	Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective May 20, 2021)		8-K	001-35477	10.1	05/21/2021
10.14.2†	Declaration of Amendment to Regional Management Corp. 2015 Long-Term Incentive Plan (As Amended and Restated Effective May 20, 2021)		10-Q	001-35477	10.1	05/06/2022
10.14.3†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants prior to April 27, 2017)		8-K	001-35477	10.3	04/28/2015
10.14.4†	Form of Nonqualified Stock Option Agreement under the 2015 Long-Term Incentive Plan (form for grants on or after April 27, 2017)		8-K	001-35477	10.2	05/02/2017
10.14.5†	Form of Performance-Contingent Restricted Stock Unit Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.3	05/02/2017
10.14.6†	Form of Cash-Settled Performance Unit Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.4	05/02/2017
10.14.7†	Form of Restricted Stock Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.5	05/02/2017

Regional Management Corp. | 2025 Annual Report on Form 10-K | 103

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.14.8†	Form of Stock Award Agreement under the 2015 Long-Term Incentive Plan		8-K	001-35477	10.6	05/02/2017
10.14.9†	Form of Performance Restricted Stock Unit Award Agreement		8-K	001-35477	10.1	02/18/2022
10.15.1†	Regional Management Corp. 2024 Long-Term incentive Plan		8-K	001-35477	10.1	05/20/2024
10.15.2†	Form of Nonqualified Stock Option Agreement under the 2024 Long-Term Incentive Plan		10-Q	001-35477	10.2	08/02/2024
10.15.3†	Form of Restricted Stock Award Agreement under the 2024 Long-Term Incentive Plan		10-Q	001-35477	10.3	08/02/2024
10.15.4†	Form of Restricted Stock Unit Award Agreement under the 2024 Long-Term Incentive Plan		10-Q	001-35477	10.4	08/02/2024
10.15.5†	Form of Performance Restricted Stock Unit Award Agreement under the 2024 Long-Term Incentive Plan		10-Q	001-35477	10.5	08/02/2024
10.15.6†	Form of Stock Award Agreement under the 2024 Long-Term Incentive Plan		10-Q	001-35477	10.6	08/02/2024
10.16†	Regional Management Corp. Annual Incentive Plan		10-Q	001-35477	10.7	08/02/2024
10.17†	Summary of Non-Employee Director Compensation Program		10-K	001-35477	10.16	03/04/2022
10.18†	Regional Management Corp. Executive Severance and Change in Control Plan (as Amended and Restated effective October 30, 2025)		8-K	001-35477	10.3	11/05/2025
10.19†	Form of Retention Award Agreement		8-K	001-35477	10.1	03/13/2015
10.20†	Offer Letter, dated October 30, 2025, between Lakhbir S. Lamba and Regional Management Corp.		8-K	001-35477	10.1	11/05/2025
10.21†	Letter Agreement, dated October 30, 2025, between Robert W. Beck and Regional Management Corp.		8-K	001-35477	10.2	11/05/2025
10.22†	Form of Restricted Stock Award Agreement (Inducement Grant)		S-8	001-35477	4.3	11/10/2025
10.23†	Form of Performance Restricted Stock Unit Award Agreement (Inducement Grant)		S-8	001-35477	4.4	11/10/2025
19.1	Regional Management Corp. Insider Trading Policy		10-K	001-35477	19.1	02/21/2025
21.1	Subsidiaries of Regional Management Corp.	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X
32.1	Section 1350 Certifications	X
97.1	Regional Management Corp. Dodd-Frank Act Compensation Recoupment (Clawback) Policy		10-K	001-35477	97.1	02/22/2024

Regional Management Corp. | 2025 Annual Report on Form 10-K | 104

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

† Indicates a management contract or a compensatory plan, contract, or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

Regional Management Corp. | 2025 Annual Report on Form 10-K | 105

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regional Management Corp.

Date: February 20, 2026	/s/ Lakhbir S. Lamba
Lakhbir S. Lamba
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lakhbir S. Lamba and Harpreet Rana, and each of them, jointly and severally, as true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution for him/her and in his/her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2026.

/s/ Lakhbir S. Lamba	Name:	Lakhbir S. Lamba
	Title:	President, Chief Executive Officer, and Director (principal executive officer)

/s/ Harpreet Rana	Name:	Harpreet Rana
	Title:	Executive Vice President and Chief Financial and Administrative Officer (principal financial officer)

/s/ Steven B. Barnette	Name:	Steven B. Barnette
	Title:	Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Carlos Palomares	Name:	Carlos Palomares
	Title:	Chair of the Board of Directors

/s/ Julie Booth	Name:	Julie Booth
	Title:	Director

/s/ Jonathan D. Brown	Name:	Jonathan D. Brown
	Title:	Director

/s/ Roel C. Campos	Name:	Roel C. Campos
	Title:	Director

/s/ Maria Contreras-Sweet	Name:	Maria Contreras-Sweet
	Title:	Director

/s/ Michael R. Dunn	Name:	Michael R. Dunn
	Title:	Director

/s/ Steven J. Freiberg	Name:	Steven J. Freiberg
	Title:	Director

/s/ Sandra K. Johnson, Ph.D.	Name:	Sandra K. Johnson, Ph.D.
	Title:	Director

Regional Management Corp. | 2025 Annual Report on Form 10-K | 106