Form 10-Q
period 2026-03-31
Regional Management Corp.
filed 2026-05-01
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 29, 2026, the registrant had outstanding 9,208,145 shares of Common Stock, $0.10 par value.

Regional Management Corp.

QUARTERLY Report on Form 10-Q

Fiscal Quarter Ended March 31, 2026

GLOSSARY

Terms and abbreviations used in this report are defined below:

Term or Abbreviation	Definition
2015 Plan	2015 Long-Term Incentive Plan
2024 Plan	2024 Long-Term Incentive Plan
AFS	available-for-sale
ASU	Accounting Standards Update
Board	the Company's Board of Directors
B(W)	comparatively better shown as positives, comparatively worse shown as negatives
CODM	Chief Operating Decision Maker
Column	Column National Association, a national banking association
Company	Regional Management Corp.
Cost of funds	annualized (as applicable) interest expense as a percentage of average net finance receivables
Debt balance	the balance for each respective debt agreement, composed of principal balance and accrued interest
Delinquency rate	delinquent loans outstanding as a percentage of ending net finance receivables
Efficiency ratio	annualized (as applicable) general and administrative expenses as a percentage of total revenue
Exchange Act	the Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO	Fair Isaac Corporation
Funded debt-to-equity ratio	debt divided by total stockholders' equity
GAAP	U.S. Generally Accepted Accounting Principles
Inc (Dec)	comparative increases shown as positives, comparative decreases shown as negatives
Interest and fee yield	annualized (as applicable) interest and fee income as a percentage of average net finance receivables
Issuance Trust	the Company's indirect SPE through which private offerings and sales consisting of the issuance of classes of fixed-rate, asset-backed notes are completed
KTIP	key team member incentive program
LGD	loss given default
LTIP	long-term incentive program
Net credit loss rate	annualized (as applicable) net credit losses as a percentage of average net finance receivables
NQSO	nonqualified stock option
Operating expense ratio	annualized (as applicable) general and administrative expenses as a percentage of average net finance receivables
PD	probability of default
PRSU	performance restricted stock unit
QoQ	quarter-over-quarter
RMIT	Regional Management Issuance Trust
RMR	Regional Management Receivables
RMR III	Regional Management Receivables III, LLC
RMR IV	Regional Management Receivables IV, LLC
RMR V	Regional Management Receivables V, LLC
RMR VI	Regional Management Receivables VI, LLC
RMR VII	Regional Management Receivables VII, LLC
RSA	restricted stock award
RSU	restricted stock unit
SEC	Securities and Exchange Commission
SOFR	secured overnight financing rate
SPE	wholly owned, bankruptcy-remote, special purpose entity
Stockholders' equity ratio	total stockholders' equity as a percentage of total assets
VIE	variable interest entity
YoY	year-over-year

Part I – financial information

ITEM 1. FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets
Cash	$4,859	$3,823
Net finance receivables	2,104,001	2,140,199
Unearned insurance premiums	(51,044)	(52,896)
Allowance for credit losses	(219,500)	(220,900)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,833,457	1,866,403
Restricted cash	98,364	94,174
Lease assets	44,174	43,828
Intangible assets	33,172	31,781
Restricted AFS investments	24,390	24,211
Property and equipment	12,980	13,156
Other assets	21,354	26,554
Total assets	$2,072,750	$2,103,930
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,621,398	$1,650,764
Unamortized debt issuance costs	(7,048)	(8,591)
Net debt	1,614,350	1,642,173
Lease liabilities	46,324	45,968
Deferred tax liability, net	3,883	3,345
Accounts payable and accrued expenses	32,344	39,352
Total liabilities	1,696,901	1,730,838
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 15,160 shares issued and 9,338 shares outstanding at March 31, 2026 and 15,168 shares issued and 9,554 shares outstanding at December 31, 2025)	1,516	1,517
Additional paid-in capital	140,555	138,666
Retained earnings	419,197	410,721
Accumulated other comprehensive loss	(31)	(2)
Treasury stock (5,822 shares at March 31, 2026 and 5,614 shares at December 31, 2025)	(185,388)	(177,810)
Total stockholders’ equity	375,849	373,092
Total liabilities and stockholders’ equity	$2,072,750	$2,103,930

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Interest and fee income	$150,296	$136,553
Insurance income, net	11,810	11,297
Other income	5,184	5,117
Total revenue	167,290	152,967

Expenses
Provision for credit losses	64,868	57,992

Personnel	39,342	41,142
Occupancy	7,479	6,906
Marketing	4,181	5,406
Other	13,662	12,589
Total general and administrative expenses	64,664	66,043

Interest expense	22,923	19,771
Income before income taxes	14,835	9,161
Income taxes	3,434	2,154

Net income	$11,401	$7,007
Net income per common share:
Basic	$1.24	$0.73
Diluted	$1.18	$0.70
Weighted-average common shares outstanding:
Basic	9,163	9,610
Diluted	9,662	10,025

Other comprehensive loss, net of tax
Unrealized loss on restricted AFS investments	(36)	(296)
Income taxes on unrealized items	7	63
Other comprehensive loss, net of tax	(29)	(233)
Total comprehensive income	$11,372	$6,774

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	As of and for the Three Months Ended March 31, 2026
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Beginning balance	15,168	$1,517	$138,666	$410,721	$(2)	$(177,810)	$373,092
Cash dividends	—	—	—	(2,925)	—	—	(2,925)
Forfeiture of restricted stock	(13)	(1)	1	—	—	—	—
Exercise of stock options	14	1	—	—	—	—	1
Repurchase of common stock	—	—	—	—	—	(7,578)	(7,578)
Shares withheld related to net share settlement	(9)	(1)	(101)	—	—	—	(102)
Share-based compensation	—	—	1,989	—	—	—	1,989
Net income	—	—	—	11,401	—	—	11,401
Other comprehensive loss	—	—	—	—	(29)	—	(29)
Ending balance	15,160	$1,516	$140,555	$419,197	$(31)	$(185,388)	$375,849

	As of and for the Three Months Ended March 31, 2025
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	14,921	$1,492	$130,725	$378,482	$62	$(153,683)	$357,078
Cash dividends	—	—	—	(2,957)	—	—	(2,957)
Issuance of restricted stock	257	26	(26)	—	—	—	—
Exercise of stock options	23	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(6,527)	(6,527)
Shares withheld related to net share settlement	(14)	(1)	(81)	—	—	—	(82)
Share-based compensation	—	—	3,588	—	—	—	3,588
Net income	—	—	—	7,007	—	—	7,007
Other comprehensive loss	—	—	—	—	(233)	—	(233)
Ending balance	15,187	$1,519	$134,206	$382,532	$(171)	$(160,210)	$357,876

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$11,401	$7,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	64,868	57,992
Depreciation and amortization	4,769	3,603
Amortization of deferred origination fees and costs	(3,234)	(4,045)
Loss on disposal of intangibles, property, and equipment	28	82
Share-based compensation	1,899	3,501
Deferred income taxes, net	545	(72)
Changes in operating assets and liabilities:
Decrease in unearned insurance premiums	(1,852)	(961)
Increase in lease assets	(346)	(2,257)
Decrease in other assets	8,583	6,562
Decrease in accounts payable and accrued expenses	(6,008)	(9,956)
Increase in lease liabilities	356	2,209
Net cash provided by operating activities	81,009	63,665
Cash flows from investing activities:
Originations and purchases of finance receivables	(390,135)	(394,151)
Repayments of finance receivables	359,570	338,362
Purchases of intangible assets	(3,145)	(3,203)
Purchases of property and equipment	(1,110)	(1,275)
Net cash used in investing activities	(34,820)	(60,267)
Cash flows from financing activities:
Advances on revolving credit facilities	258,511	415,024
Payments on revolving credit facilities	(262,696)	(589,527)
Advances on securitizations	—	265,000
Payments on securitizations	(25,218)	(90,269)
Payments for debt issuance costs	(3)	(2,762)
Taxes paid related to net share settlement of equity awards	(632)	(408)
Cash dividends	(3,419)	(3,152)
Repurchases of common stock	(7,506)	(6,469)
Net cash used in financing activities	(40,963)	(12,563)
Net change in cash and restricted cash	5,226	(9,165)
Cash and restricted cash at beginning of period	97,997	135,635
Cash and restricted cash at end of period	$103,223	$126,470
Supplemental cash flow information:
Interest paid	$21,029	$19,151
Income taxes refunded	$(448)	$(81)
Operating leases paid	$3,435	$3,117
Non-cash lease assets obtained in exchange for operating lease liabilities	$3,064	$4,710

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	March 31, 2026	December 31, 2025	March 31, 2025
Cash	$4,859	$3,823	$4,158
Restricted cash	98,364	94,174	122,312
Total	$103,223	$97,997	$126,470

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering large loans, small loans, and related payment and collateral protection insurance products. As of March 31, 2026, the Company operated under the name “Regional Finance” online and in branch locations in 19 states across the United States.

The Company’s large and small loan portfolio is comprised of branch loan receivables and convenience check receivables. Branch large and small loan receivables are direct loans to customers, the majority of which are secured by non-essential household goods and, in some instances, an automobile. Convenience check receivables are direct loans originated by mailing checks to customers based on a pre-screening process that includes a review of the prospective customer’s credit profile provided by national credit reporting bureaus or data aggregators. A recipient of a convenience check is able to enter into a loan by endorsing and depositing or cashing the check.

The Company’s loan volume and contractual delinquency follow seasonal trends. Demand for the Company’s loans is typically highest during the second, third, and fourth quarters, which the Company believes is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which the Company believes is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. Changes in the portfolio could result in releases of the allowance for credit losses in periods of portfolio liquidation and increases to the allowance for credit losses in periods of portfolio growth. Consequently, the Company experiences seasonal fluctuations in its operating results. However, changes in macroeconomic factors, including inflation, higher interest rates, and geopolitical conflict, have impacted the Company’s typical seasonal trends for loan volume and delinquency.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of presentation: The consolidated financial statements of the Company have been prepared in accordance with SEC regulations and GAAP for interim financial information and, accordingly, do not include all information and note disclosures required by GAAP for complete financial statements. The interim financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC.

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

Share-based compensation: The Company measures compensation expense for share-based awards at estimated fair value and recognizes compensation expense over the service period for awards expected to vest. In addition, compensation expense for certain performance awards may be impacted by the probability of certain financial goals being achieved over the relevant performance period. The Company uses the closing stock price on the date of grant as the fair value of RSAs, performance-contingent RSUs, and service-based RSUs. The fair value of NQSOs is determined using the Black-Scholes valuation model, and the fair value of PRSUs is determined using the Monte Carlo valuation model. When applicable, the Black-Scholes and Monte Carlo models require the input of assumptions, including expected volatility, expected dividends, expected term, risk-free interest rate, and a discount associated with post-vest holding restrictions, changes to which can affect the fair value estimate. Expected volatility is based on the Company’s historical stock price volatility. Expected dividends are calculated using the expected dividend yield (annualized dividends divided by the grant date stock price). The expected term is calculated using the simplified method (average of the vesting and original contractual terms) due to insufficient historical data to estimate the expected term. The risk-free rate is based on the zero-coupon U.S. Treasury bond rate over the expected term of the awards. The estimated discount associated with post-vest holding restrictions is calculated using a blend of the Finnerty and Chaffe models. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	March 31, 2026	December 31, 2025
Large loans	$1,591,528	$1,593,171
Small loans	512,473	547,028
Total	$2,104,001	$2,140,199

Net finance receivables included net deferred origination fees and costs of $13.8 million and $15.1 million as of March 31, 2026 and December 31, 2025, respectively.

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

Net finance receivables by product, FICO band at origination, and origination year as of March 31, 2026 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2026	2025	2024	2023	2022	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$30,525	$104,813	$29,643	$11,862	$4,022	$1,423	$182,288
2	18,984	64,410	17,126	5,431	1,555	292	107,798
3	28,753	103,349	28,501	10,480	3,952	494	175,529
4	38,284	136,967	40,628	15,809	6,415	779	238,882
5	41,321	148,529	46,981	17,737	7,304	1,314	263,186
6	99,365	354,366	109,179	43,939	14,881	2,115	623,845
Total	$257,232	$912,434	$272,058	$105,258	$38,129	$6,417	$1,591,528
Small Loans:
FICO Band
1	$26,045	$60,756	$8,195	$1,212	$170	$51	$96,429
2	10,169	27,239	3,986	435	32	2	41,863
3	13,891	39,337	5,839	565	57	8	59,697
4	15,207	46,130	7,653	766	41	4	69,801
5	15,562	47,802	10,596	835	53	5	74,853
6	35,038	105,242	27,978	1,521	44	7	169,830
Total	$115,912	$326,506	$64,247	$5,334	$397	$77	$512,473
Total Loans:
FICO Band
1	$56,570	$165,569	$37,838	$13,074	$4,192	$1,474	$278,717
2	29,153	91,649	21,112	5,866	1,587	294	149,661
3	42,644	142,686	34,340	11,045	4,009	502	235,226
4	53,491	183,097	48,281	16,575	6,456	783	308,683
5	56,883	196,331	57,577	18,572	7,357	1,319	338,039
6	134,403	459,608	137,157	45,460	14,925	2,122	793,675
Total	$373,144	$1,238,940	$336,305	$110,592	$38,526	$6,494	$2,104,001

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2025 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$119,724	$36,692	$15,225	$5,034	$1,453	$382	$178,510
2	75,189	21,423	6,854	2,086	383	48	105,983
3	121,142	35,473	13,157	5,398	739	51	175,960
4	160,692	50,359	20,102	8,588	1,130	77	240,948
5	173,379	58,320	22,357	9,995	1,893	90	266,034
6	411,650	133,932	55,991	20,631	3,397	135	625,736
Total	$1,061,776	$336,199	$133,686	$51,732	$8,995	$783	$1,593,171
Small Loans:
FICO Band
1	$82,635	$12,526	$1,937	$267	$56	$13	$97,434
2	36,601	6,164	783	62	2	—	43,612
3	53,879	9,494	1,042	97	8	—	64,520
4	62,360	12,597	1,428	76	4	3	76,468
5	63,637	16,817	1,732	91	5	1	82,283
6	136,833	42,405	3,365	98	9	1	182,711
Total	$435,945	$100,003	$10,287	$691	$84	$18	$547,028
Total Loans:
FICO Band
1	$202,359	$49,218	$17,162	$5,301	$1,509	$395	$275,944
2	111,790	27,587	7,637	2,148	385	48	149,595
3	175,021	44,967	14,199	5,495	747	51	240,480
4	223,052	62,956	21,530	8,664	1,134	80	317,416
5	237,016	75,137	24,089	10,086	1,898	91	348,317
6	548,483	176,337	59,356	20,729	3,406	136	808,447
Total	$1,497,721	$436,202	$143,973	$52,423	$9,079	$801	$2,140,199

Credit losses by product and origination year for the periods indicated are as follows:

	Three Months Ended March 31, 2026
Dollars in thousands	2026	2025	2024	2023	2022	Prior	Total Credit Losses
Large loans	$2	$20,345	$14,277	$5,106	$1,818	$394	$41,942
Small loans	14	19,577	8,535	1,007	81	5	29,219
Total	$16	$39,922	$22,812	$6,113	$1,899	$399	$71,161

	Three Months Ended March 31, 2025
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Total Credit Losses
Large loans	$8	$14,216	$14,667	$5,217	$1,384	$263	$35,755
Small loans	11	17,157	7,900	821	57	8	25,954
Total	$19	$31,373	$22,567	$6,038	$1,441	$271	$61,709

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	March 31, 2026
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Current	$1,386,037	87.1%	$415,155	81.0%	$1,801,192	85.6%
1 to 29 days past due	110,299	6.9%	41,576	8.1%	151,875	7.2%
Delinquent accounts:
30 to 59 days	22,722	1.4%	12,513	2.4%	35,235	1.7%
60 to 89 days	20,156	1.3%	12,095	2.4%	32,251	1.5%
90 to 119 days	17,478	1.1%	10,853	2.2%	28,331	1.4%
120 to 149 days	17,411	1.1%	9,787	1.9%	27,198	1.3%
150 to 179 days	17,425	1.1%	10,494	2.0%	27,919	1.3%
Total delinquency	$95,192	6.0%	$55,742	10.9%	$150,934	7.2%
Total net finance receivables	$1,591,528	100.0%	$512,473	100.0%	$2,104,001	100.0%
Net finance receivables in nonaccrual status	$61,117	3.8%	$34,677	6.8%	$95,794	4.6%

	December 31, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Current	$1,372,102	86.1%	$437,005	79.9%	$1,809,107	84.5%
1 to 29 days past due	121,113	7.6%	48,745	8.9%	169,858	8.0%
Delinquent accounts:
30 to 59 days	26,940	1.7%	14,295	2.6%	41,235	1.9%
60 to 89 days	23,576	1.5%	13,582	2.5%	37,158	1.7%
90 to 119 days	18,957	1.2%	11,861	2.2%	30,818	1.5%
120 to 149 days	16,715	1.0%	11,050	2.0%	27,765	1.3%
150 to 179 days	13,768	0.9%	10,490	1.9%	24,258	1.1%
Total delinquency	$99,956	6.3%	$61,278	11.2%	$161,234	7.5%
Total net finance receivables	$1,593,171	100.0%	$547,028	100.0%	$2,140,199	100.0%
Net finance receivables in nonaccrual status	$62,351	3.9%	$38,269	7.0%	$100,620	4.7%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended March 31, 2026 and 2025, the Company reversed $8.0 million and $7.3 million of accrued interest as reductions of interest and fee income, respectively.

The following are changes in the allowance for credit losses by product for the periods indicated:

	As of and For the Three Months Ended March 31, 2026
Dollars in thousands	Large	Small	Total
Beginning balance	$152,300	$68,600	$220,900
Provision for credit losses	42,148	22,720	64,868
Credit losses	(41,942)	(29,219)	(71,161)
Recoveries	3,094	1,799	4,893
Ending balance	$155,600	$63,900	$219,500
Net finance receivables	$1,591,528	$512,473	$2,104,001
Allowance as percentage of net finance receivables	9.8%	12.5%	10.4%

	As of and For the Three Months Ended March 31, 2025
Dollars in thousands	Large	Small	Total
Beginning balance	$133,506	$65,994	$199,500
Provision for credit losses	34,621	23,371	57,992
Credit losses	(35,755)	(25,954)	(61,709)
Recoveries	2,039	1,278	3,317
Ending balance	$134,411	$64,689	$199,100
Net finance receivables	$1,345,825	$544,526	$1,890,351
Allowance as percentage of net finance receivables	10.0%	11.9%	10.5%

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

The information relating to modifications made to borrowers experiencing financial difficulty and their related percentage of applicable net finance receivables for the periods indicated are as follows:

	As of and for the Three Months Ended March 31, 2026
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$5,953	0.4%	$1,971	0.4%	$7,924	0.4%
Interest rate reduction & term extension	1,385	0.1%	368	0.1%	1,753	0.1%
Term extension	394	—	101	—	495	—
Principal forgiveness, interest rate reduction, & term extension	186	—	10	—	196	—
Total	$7,918	0.5%	$2,450	0.5%	$10,368	0.5%

	As of and for the Three Months Ended March 31, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$5,239	0.3%	$1,876	0.4%	$7,115	0.4%
Interest rate reduction & term extension	2,317	0.2%	476	0.1%	2,793	0.1%
Term extension	852	0.1%	145	—	997	0.1%
Principal forgiveness, interest rate reduction, & term extension	175	—	10	—	185	—
Total	$8,583	0.6%	$2,507	0.5%	$11,090	0.6%

The financial effects of the modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

Three Months Ended March 31, 2026
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 18.1%.
	Small loans	Reduced the weighted-average contractual interest rate by 28.4%.
Term extension	Large loans	Added a weighted-average 1.3 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.4 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.2 million.

Three Months Ended March 31, 2025
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 18.4%.
	Small loans	Reduced the weighted-average contractual interest rate by 29.1%.
Term extension	Large loans	Added a weighted-average 1.3 years to the life of loans.
	Small loans	Added a weighted-average 1.2 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.

The following tables provide the amortized cost basis for modifications made to borrowers experiencing financial difficulty within the previous twelve months that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the periods indicated are as follows:

	As of and for the Three Months Ended March 31, 2026
Dollars in thousands	Large	Small	Total
Interest rate reduction	$3,405	$1,301	$4,706
Interest rate reduction & term extension	657	143	800
Term extension	54	21	75
Principal forgiveness, interest rate reduction, & term extension	20	4	24
Total	$4,136	$1,469	$5,605

	As of and for the Three Months Ended March 31, 2025
Dollars in thousands	Large	Small	Total
Interest rate reduction	$1,466	$717	$2,183
Interest rate reduction & term extension	806	155	961
Term extension	89	19	108
Principal forgiveness, interest rate reduction, & term extension	36	—	36
Total	$2,397	$891	$3,288

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty within the previous twelve months for the periods indicated are as follows:

	March 31, 2026
Dollars in thousands	Large	Small	Total
Current	$18,379	$4,650	$23,029
30 - 89 days past due	2,506	867	3,373
90+ days past due	2,936	1,117	4,053
Total (1)	$23,821	$6,634	$30,455

(1) Excludes modified finance receivables that subsequently charged off of $3.3 million and $1.0 million in large and small loans, respectively.

	March 31, 2025
Dollars in thousands	Large	Small	Total
Current	$16,029	$3,929	$19,958
30 - 89 days past due	2,251	751	3,002
90+ days past due	1,832	784	2,616
Total (1)	$20,112	$5,464	$25,576

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

Note 4. Restricted Available-for-Sale Investments

The following tables reconcile the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted AFS investments as of the periods indicated:

	March 31, 2026
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$24,428	$—	$(38)	$24,390

	December 31, 2025
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$24,213	$—	$(2)	$24,211

The following tables include the gross unrealized losses and estimated fair values of restricted AFS investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$24,390	$(38)	$—	$—	$24,390	$(38)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$22,000	$(2)	$—	$—	$22,000	$(2)

The restricted AFS investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $38 thousand and $13 thousand as of March 31, 2026 and December 31, 2025, respectively. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted AFS investments.

The following table includes the amortized cost and estimated fair values of restricted AFS investments by contractual maturity as of the period indicated:

	March 31, 2026
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$24,428	$24,390
Due within one year to five years	—	—
Due within five years to ten years	—	—
Due after ten years	—	—
Total	$24,428	$24,390

The Company had no gross realized gains or losses during the three months ended March 31, 2026 and 2025, respectively. For additional information on the Company's restricted AFS investments, see Note 8, "Fair Value Measurements."

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $84.7 million and $81.8 million as of March 31, 2026 and December 31, 2025, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

The following table presents the assets and liabilities of the Company’s consolidated VIEs:

Dollars in thousands	March 31, 2026	December 31, 2025
Assets
Cash	$225	$200
Net finance receivables	1,552,298	1,601,780
Allowance for credit losses	(158,105)	(160,971)
Restricted cash	96,805	93,966
Other assets	1,925	2,242
Total assets	$1,493,148	$1,537,217
Liabilities
Net debt	$1,415,805	$1,455,320
Accounts payable and accrued expenses	21	21
Total liabilities	$1,415,826	$1,455,341

Note 6. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	March 31, 2026			December 31, 2025
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Revolving credit facilities	$266,073	$(1,556)	$264,517	$270,186	$(1,747)	$268,439
Securitizations	1,355,325	(5,492)	1,349,833	1,380,578	(6,844)	1,373,734
Total	$1,621,398	$(7,048)	$1,614,350	$1,650,764	$(8,591)	$1,642,173
Unused amount of revolving credit facilities (subject to borrowing base)	$515,605			$511,420

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. These credit facilities had $1.5 million and $1.8 million in such costs as of March 31, 2026 and December 31, 2025, respectively.

Revolving Credit Facilities: The Company’s revolving credit facilities are secured by substantially all of the Company’s finance receivables and equity interests of the majority of its subsidiaries. The Company pays unused commitment fees on its revolving credit facilities, generally based upon the average outstanding balance. Certain revolving credit facilities have a one-year amortization period following the revolving period end date, at which point the credit facility terminates. As of March 31, 2026, the Company held $4.9 million in unrestricted cash. The Company had $130.7 million of immediate available liquidity to draw down cash under its revolving credit facilities as of March 31, 2026. Each of the Company’s revolving warehouse credit facilities holds restricted cash reserves to satisfy provisions of its respective credit agreement.

The following table includes the key terms under each of the Company’s revolving credit facilities as of March 31, 2026:

Dollars in thousands	Total Credit Facility	Debt Balance	Restricted Cash Reserves	Advance Rate Cap	Current Advance Rate	Unused Commitment Fee	Revolving Period End Date	Maturity Date
Senior (1)	$355,000	$200,101	$—	83%	70%	0.3% - 0.9%	Aug 2028	Aug 2028
RMR IV warehouse	125,000	17,223	218	79%	79%	0.5%	May 2026	May 2027
RMR V warehouse	100,000	16,028	99	80%	80%	0.4% - 0.7%	Nov 2026	Nov 2027
RMR VI warehouse	75,000	17,476	116	75%	75%	0.5%	Feb 2027	Feb 2028
RMR VII warehouse	125,000	15,245	99	76%	76%	0.4% - 0.7%	Oct 2026	Oct 2026
Total	$780,000	$266,073	$532

(1) The senior revolving credit facility has an additional advance rate cap of 60% of eligible delinquent renewals. As of March 31, 2026, this advance rate was 47%.

Borrowings under the revolving credit facilities bear interest, payable monthly, at a rate equal to the sum of any applicable floor, benchmark adjustment, margin, and the market rate of each respective rate type that was effective as of March 31, 2026 (as follows):

	Floor	Margin	Rate Type	Effective Interest Rate
Senior	0.5%	2.8%	1-month SOFR	6.4%
RMR IV warehouse	—	2.3%	1-month SOFR	5.9%
RMR V warehouse	—	2.1%	Conduit	6.0%
RMR VI warehouse	—	2.1%	1-month SOFR	5.7%
RMR VII warehouse	—	2.4%	1-month SOFR	6.1%

See Note 14, “Subsequent Events,” for information regarding amendments to the Company’s revolving credit facilities following the end of the fiscal quarter.

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

The following table includes the key terms under each of the Company’s securitizations as of March 31, 2026:

Dollars in thousands	Issue Date	Issue Amount	Debt Balance	Restricted Cash Reserves	Effective Interest Rate	Revolving Period End Date	Maturity Date
RMIT 2021-2	Jul 2021	200,000	200,192	2,083	2.3%	Jul 2026	Aug 2033
RMIT 2021-3	Oct 2021	125,000	125,202	1,471	3.9%	Sep 2026	Oct 2033
RMIT 2022-1	Feb 2022	250,000	72,683	2,646	4.8%	Feb 2025	Mar 2032
RMIT 2024-1	Jun 2024	187,305	187,788	1,078	6.2%	May 2027	Jul 2036
RMIT 2024-2	Nov 2024	250,000	250,557	1,418	5.3%	Nov 2026	Dec 2033
RMIT 2025-1	Mar 2025	265,000	265,585	1,489	5.3%	Mar 2027	Apr 2034
RMIT 2025-2	Oct 2025	252,810	253,318	1,389	4.8%	Oct 2027	Nov 2037
Total		$1,530,115	$1,355,325	$11,574

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of March 31, 2026, the Company was in compliance with all debt covenants.

Note 7. Stockholders’ Equity

Stock repurchase program: In December 2024, the Company announced that the Board had authorized a $30 million stock repurchase program. The authorization was effective immediately and extended through December 31, 2026. In November 2025, the Company announced that the Board had approved a $30 million increase in the amount authorized under the stock repurchase program announced in December 2024, from $30 million to $60 million. The authorization was effective immediately and extends through June 30, 2027. As of March 31, 2026, the Company had repurchased 1.0 million shares of common stock at a total cost of $35.2 million, including commissions and estimated excise taxes, over the life of the program.

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

The Company repurchased 208 thousand and 187 thousand shares of common stock for the three months ended March 31, 2026 and 2025, respectively.

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Dividends declared per common share	$0.30	$0.30

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

Restricted AFS investments: The fair value of U.S. Treasury securities is priced using an external pricing service which the Company corroborates using a secondary external vendor. For additional information on the Company's restricted AFS investments, see Note 4, “Restricted Available-for-Sale Investments.”

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	March 31, 2026		December 31, 2025
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1:
Cash	$4,859	$4,859	$3,823	$3,823
Restricted cash	98,364	98,364	94,174	94,174
Level 3:
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,833,457	1,868,550	1,866,403	1,893,834
Liabilities
Level 3:
Debt	1,621,398	1,606,718	1,650,764	1,636,727

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	March 31, 2026		December 31, 2025
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2:
Restricted AFS investments	$24,390	$24,390	$24,211	$24,211

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

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands	2026	2025
Provision for corporate taxes	$3,531	$2,226
Discrete tax benefits	(97)	(72)
Total	$3,434	$2,154

Note 10. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2026	2025
Numerator:
Net income	$11,401	$7,007
Denominator:
Weighted-average shares outstanding for basic earnings per share	9,163	9,610
Effect of dilutive securities	499	415
Weighted-average shares adjusted for dilutive securities	9,662	10,025
Earnings per share:
Basic	$1.24	$0.73
Diluted	$1.18	$0.70

The Company excluded 9 thousand outstanding shares of common stock for the three months ended March 31, 2026 from the computation of diluted earnings per share because they were anti-dilutive. For the three months ended March 31, 2025, the Company did not exclude any outstanding shares.

Note 11. Share-Based Compensation

On May 16, 2024, the stockholders of the Company approved the 2024 Plan. As of March 31, 2026, subject to adjustments as provided in the 2024 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2024 Plan could not exceed the sum of (i) 381,000 shares plus (ii) any shares remaining available for the grant of awards as of May 16, 2024 under the 2015 Plan, plus (iii) any shares subject to an award granted under the 2015 Plan which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason after May 16, 2024 without the issuance of shares or pursuant to which such shares are forfeited (subject to adjustment for anti-dilution purposes as provided in the 2024 Plan). Of the amount described in the preceding sentence, no more than 381,000 shares may be issued under the 2024 Plan pursuant to the grant of incentive stock options (subject to adjustment for anti-dilution purposes). As of March 31, 2026, there were 0.5 million shares available for grant under the 2024 Plan.

For the three months ended March 31, 2026 and 2025, the Company recorded share-based compensation expense of $1.9 million and $3.5 million, respectively. As of March 31, 2026, unrecognized share-based compensation expense to be recognized over future periods approximated $8.9 million. This amount will be recognized as expense over a weighted-average period of 1.5 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards. For both the three months ended March 31, 2026 and 2025, share-based compensation of $0.1 million was capitalized as software.

The following are the amounts of the awards issued under the Company’s share-based incentive programs:

Nonqualified stock options: The following table summarizes the stock option activity for the three months ended March 31, 2026:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of period	378	$24.20
Granted	—	—
Exercised	(14)	15.53
Forfeited	—	—
Expired	—	—
Options outstanding at end of period	364	$24.53	3.7	$2,815
Options exercisable at end of period	364	$24.53	3.7	$2,815

The following table provides additional stock option information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2026	2025
Weighted-average grant date fair value per share	$—	$—
Intrinsic value of options exercised	$241	$401
Fair value of stock options that vested	$—	$—

Performance restricted stock units: The following are the weighted-average assumptions for the PRSU grants for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Expected volatility	—	42.0%
Risk-free rate	—	4.0%
Discount for post-vesting restrictions	—	11.8%

The following table summarizes PRSU activity for the three months ended March 31, 2026:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at beginning of period	379	$27.86
Granted	—	—
Performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at end of period	379	$27.86

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per unit amounts	2026	2025
Weighted-average grant date fair value per unit	$—	$25.90
Fair value of PRSUs that vested	$—	$2,237

Performance-contingent restricted stock units: There was no performance-contingent RSU balance or activity for the three months ended March 31, 2026 and 2025, respectively.

Restricted stock units: The following table summarizes service-based RSU activity for the three months ended March 31, 2026:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at beginning of period	51	$29.21
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at end of period	51	$29.21

The following table provides additional service-based RSU information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per unit amounts	2026	2025
Weighted-average grant date fair value per unit	$—	$29.74
Fair value of RSUs that vested	$—	$—

Restricted stock awards: The following table summarizes RSA activity for the three months ended March 31, 2026:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at beginning of period	329	$29.22
Granted	—	—
Vested	(6)	29.15
Forfeited	(13)	29.31
Non-vested shares at end of period	310	$29.22

The following table provides additional RSA information for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2026	2025
Weighted-average grant date fair value per share	$—	$29.74
Fair value of RSAs that vested	$224	$18

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

Note 13. Segment Reporting

The Company has one reportable segment: consumer finance. Consolidated net income is the measure used by the CODM in evaluating the segment profit or loss of the Company. The CODM either reviews or is otherwise regularly provided with amounts for the following measures in the Company’s financial results for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands	2026	2025
Interest income	$140,242	$126,769
Fee income	10,054	9,784
Insurance income, net	11,810	11,297
Other income	5,184	5,117
Provision for credit losses	64,868	57,992
Share-based compensation expense	1,899	3,501
Depreciation and amortization expense	3,102	2,300
Interest expense	22,923	19,771
Income tax expense	3,434	2,154

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

Note 14. Subsequent Events

RMR IV revolving warehouse credit facility amendment: In April 2026, the Company amended its RMR IV revolving warehouse credit facility to, among other things and subject to certain conditions, (i) extend the revolving period end date to May 2027 and (ii) extend the maturity date to May 2028.

RMR V revolving warehouse credit facility amendment: In April 2026, the Company amended its RMR V revolving warehouse credit facility to, among other things and subject to certain conditions, (i) extend the revolving period end date to November 2027 and (ii) extend the maturity date to November 2028.

RMR VI revolving warehouse credit facility amendment: In April 2026, the Company amended its RMR VI revolving warehouse credit facility to, among other things and subject to certain conditions, (i) extend the revolving period end date to April 2028 and (ii) extend the maturity date to April 2029.

RMR VII revolving warehouse credit facility amendment: In April 2026, the Company amended its RMR VII revolving warehouse credit facility to, among other things and subject to certain conditions, (i) extend the revolving period end date to October 2027, (ii) establish a one-year amortization period, extending the maturity date to October 2028, and (iii) reduce the margin applied in calculating the rate of interest on the advances made pursuant to the RMR VII Credit Agreement to 2.1% per annum.

Quarterly cash dividend: In April 2026, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on June 10, 2026 to shareholders of record at the close of business on May 20, 2026. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (which was filed with the SEC on February 20, 2026) and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of March 31, 2026, we operate under the name “Regional Finance” online and in 355 branch locations in 19 states across the United States, serving 572,000 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

•
Large Loans (>$2,500) – As of March 31, 2026, we had 286.8 thousand large installment loans outstanding, representing $1.6 billion in net finance receivables. This included 81.2 thousand large loan convenience checks, representing $259.7 million in net finance receivables.

•
Small Loans (≤$2,500) – As of March 31, 2026, we had 285.2 thousand small installment loans outstanding, representing $512.5 million in net finance receivables. This included 147.6 thousand small loan convenience checks, representing $227.5 million in net finance receivables.
•
Optional Insurance Products – We offer optional payment and collateral protection insurance to our direct loan customers.

Our core products are large and small installment loans. Our primary sources of revenue are interest and fee income from our loan products, of which interest and fees relating to large and small installment loans are the largest component. In addition to interest and fee income from loans, we earn revenue from optional insurance products purchased by customers of our loan products.

Factors Affecting Our Results of Operations

Our business is impacted by several factors affecting our revenues, costs, and results of operations, including the following:

Quarterly Information and Seasonality. Our loan volume and contractual delinquency follow seasonal trends. Demand for our loans is typically highest during the second, third, and fourth quarters, which we believe is largely due to customers borrowing money for vacation, back-to-school, and holiday spending. Loan demand has generally been the lowest during the first quarter, which we believe is largely due to the timing of income tax refunds. Delinquencies generally reach their lowest point in the first half of the year and rise in the second half of the year. Changes in the portfolio could result in releases of the allowance for credit losses in periods of portfolio liquidation and increases to the allowance for credit losses in periods of portfolio growth. Consequently, we experience seasonal fluctuations in our operating results. However, changes in macroeconomic factors, including inflation, higher interest rates, and geopolitical conflict, have impacted our typical seasonal trends for loan volume and delinquency.

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

Our growth decisions consider consumer health, strength of the economy, and the credit performance of our portfolio. We balance our commitment to deliver strong short-term results while also generating the portfolio growth that will fuel our success and returns over the long term. As we grow our portfolio, we are required to reserve for expected lifetime credit losses at the origination of each loan, which reduces net income, while the related revenue benefits are recognized over the life of each loan. This timing difference can weigh on short‑term results during periods of portfolio expansion.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of March 31, 2026, representing 84% of our total debt balance.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized) for the periods indicated:

	Three Months Ended March 31,
	2026		2025
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$150,296	28.3%	$136,553	28.9%
Insurance income, net	11,810	2.2%	11,297	2.4%
Other income	5,184	1.0%	5,117	1.1%
Total revenue	167,290	31.5%	152,967	32.4%
Expenses
Provision for credit losses	64,868	12.2%	57,992	12.3%

Personnel	39,342	7.4%	41,142	8.7%
Occupancy	7,479	1.4%	6,906	1.5%
Marketing	4,181	0.8%	5,406	1.1%
Other	13,662	2.6%	12,589	2.7%
Total general and administrative	64,664	12.2%	66,043	14.0%

Interest expense	22,923	4.3%	19,771	4.2%
Income before income taxes	14,835	2.8%	9,161	1.9%
Income taxes	3,434	0.7%	2,154	0.4%
Net income	$11,401	2.1%	$7,007	1.5%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results for the periods indicated:

	Income Statement Quarterly Trend
In thousands, except per share amounts	1Q 25	2Q 25	3Q 25	4Q 25	1Q 26	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$136,553	$140,695	$148,672	$153,029	$150,296	$(2,733)	$13,743
Insurance income, net	11,297	11,499	11,391	11,386	11,810	424	513
Other income	5,117	5,248	5,424	5,287	5,184	(103)	67
Total revenue	152,967	157,442	165,487	169,702	167,290	(2,412)	14,323
Expenses
Provision for credit losses	57,992	60,587	60,474	66,379	64,868	1,511	(6,876)

Personnel	41,142	38,584	39,517	40,394	39,342	1,052	1,800
Occupancy	6,906	6,911	7,160	7,227	7,479	(252)	(573)
Marketing	5,406	5,059	4,212	3,874	4,181	(307)	1,225
Other	12,589	12,391	13,179	13,024	13,662	(638)	(1,073)
Total general and administrative	66,043	62,945	64,068	64,519	64,664	(145)	1,379

Interest expense	19,771	20,426	21,971	22,646	22,923	(277)	(3,152)
Income before income taxes	9,161	13,484	18,974	16,158	14,835	(1,323)	5,674
Income taxes	2,154	3,344	4,618	3,249	3,434	(185)	(1,280)
Net income	$7,007	$10,140	$14,356	$12,909	$11,401	$(1,508)	$4,394
Net income per common share:
Basic	$0.73	$1.07	$1.53	$1.40	$1.24	$(0.16)	$0.51
Diluted	$0.70	$1.03	$1.42	$1.30	$1.18	$(0.12)	$0.48
Weighted-average shares outstanding:
Basic	9,610	9,504	9,370	9,233	9,163	70	447
Diluted	10,025	9,843	10,133	9,941	9,662	279	363

	Balance Sheet & Other Key Metrics Quarterly Trends
	1Q 25	2Q 25	3Q 25	4Q 25	1Q 26	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,900,683	$1,967,131	$2,028,266	$2,103,930	$2,072,750	$(31,180)	$172,067
Net finance receivables	$1,890,351	$1,960,364	$2,053,017	$2,140,199	$2,104,001	$(36,198)	$213,650
Allowance for credit losses	$199,100	$202,800	$212,000	$220,900	$219,500	$(1,400)	$20,400
Debt	$1,477,860	$1,509,133	$1,581,992	$1,650,764	$1,621,398	$(29,366)	$143,538
Interest and fee yield	28.9%	29.4%	29.7%	29.3%	28.3%	(1.0)%	(0.6)%
Efficiency ratio	43.2%	40.0%	38.7%	38.0%	38.7%	0.7%	(4.5)%
Operating expense ratio	14.0%	13.2%	12.8%	12.4%	12.2%	(0.2)%	(1.8)%
Delinquency rate	7.1%	6.6%	7.0%	7.5%	7.2%	(0.3)%	0.1%
Net credit loss rate	12.4%	11.9%	10.2%	11.0%	12.5%	1.5%	0.1%
Book value per share	$35.48	$36.43	$37.94	$39.05	$40.25	$1.20	$4.77

Comparison of March 31, 2026, versus March 31, 2025

The following discussion and table describe the changes in finance receivables by product type for the periods indicated:

•
Large Loans (>$2,500) – Large loans outstanding increased by $245.7 million, or 18.3%, to $1.6 billion at March 31, 2026, from $1.3 billion at March 31, 2025. The increase was due to growth in our auto-secured loan portfolio, the growth of receivables in branches opened during 2025 and 2026, and the transition of small loan customers to large loans.
•
Small Loans (≤$2,500) – Small loans outstanding decreased by $32.1 million, or 5.9%, to $512.5 million at March 31, 2026, from $544.5 million at March 31, 2025. The decrease was due to lower demand from a stronger tax refund season, disciplined underwriting, and the transition of small loan customers to large loans, partially offset by growth of receivables in branches opened during 2025 and 2026.

Dollars in thousands	March 31, 2026	March 31, 2025	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$1,591,528	$1,345,825	$245,703	18.3%
Small loans	512,473	544,526	(32,053)	(5.9)%
Total	$2,104,001	$1,890,351	$213,650	11.3%
Number of branches	355	353	2	0.6%
Net finance receivables per branch	$5,927	$5,355	$572	10.7%

Comparison of the Three Months Ended March 31, 2026, versus the Three Months Ended March 31, 2025

Net Income. Net income increased $4.4 million, or 62.7%, to $11.4 million during the three months ended March 31, 2026, from $7.0 million during the prior-year period. The change in net income is explained in greater detail below.

Revenue. Total revenue increased $14.3 million, or 9.4%, to $167.3 million during the three months ended March 31, 2026, from $153.0 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $13.7 million, or 10.1%, to $150.3 million during the three months ended March 31, 2026, from $136.6 million during the prior-year period. The increase was primarily due to a 12.4% increase in average net finance receivables, partially offset by a 0.6% decrease in interest and fee yield. The decrease in yield was primarily due to a higher percentage of large and auto-secured loans within the portfolio.

The following table sets forth the average net finance receivables balance and interest and fee yield for our loan products for the periods indicated:

	Three Months Ended March 31,			Three Months Ended March 31,
Dollars in thousands	2026	2025	YoY % Inc (Dec)	2026	2025	YoY Inc (Dec)
Large loans	$1,592,493	$1,340,122	18.8%	26.3%	26.1%	0.2%
Small loans	531,037	548,983	(3.3)%	34.3%	35.9%	(1.6)%
Total	$2,123,530	$1,889,105	12.4%	28.3%	28.9%	(0.6)%

Total originations decreased to $388.0 million during the three months ended March 31, 2026, from $392.1 million during the prior-year period due to lower small loan demand from a stronger tax refund season and disciplined underwriting. The following table represents the principal balance of loans originated, refinanced, and purchased for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands	2026	2025	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$265,460	$241,809	$23,651	9.8%
Small loans	122,493	150,311	(27,818)	(18.5)%
Total	$387,953	$392,120	$(4,167)	(1.1)%

The following table summarizes the components of the increase in interest and fee income when comparing the three months ended March 31, 2026 and 2025:

	Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$16,448	$782	$148	$17,378
Small loans	(1,609)	(2,095)	69	(3,635)
Product mix	2,106	(1,536)	(570)	—
Total	$16,945	$(2,849)	$(353)	$13,743

Insurance Income, Net. Insurance income, net increased $0.5 million, or 4.5% to $11.8 million during the three months ended March 31, 2026, from $11.3 million during the prior-year period. During both the three months ended March 31, 2026 and 2025, personal property insurance premiums represented the largest component of aggregate earned insurance premiums, and life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net for the periods indicated:

	Three Months Ended March 31,
Dollars in thousands	2026	2025	YoY $ B(W)	YoY % B(W)
Earned premiums	$14,912	$14,362	$550	3.8%
Claims, reserves, and certain direct expenses	(3,102)	(3,065)	(37)	(1.2)%
Insurance income, net	$11,810	$11,297	$513	4.5%

Earned premiums increased by $0.6 million, and claims, reserves, and certain direct expenses were consistent, in each case compared to the prior-year period. The increase in insurance premiums was primarily due to increases in personal property insurance premiums and life insurance premiums.

Other Income. Other income increased $0.1 million, or 1.3%, to $5.2 million during the three months ended March 31, 2026, from $5.1 million during the prior-year period, primarily due to an increase in late charges associated with portfolio growth.

Provision for Credit Losses. Our provision for credit losses increased $6.9 million, or 11.9%, to $64.9 million during the three months ended March 31, 2026, from $58.0 million during the prior-year period. The increase was due to an increase in net credit losses of $7.9 million, partially offset by the change in provision expense of $1.0 million, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the three months ended March 31, 2026 and 2025, the allowance for credit losses included releases of $1.4 million and $0.4 million, respectively. The allowance for credit losses as a percentage of net finance receivables decreased to 10.4% as of March 31, 2026, from 10.5% as of March 31, 2025.

Net Credit Losses. Net credit losses increased $7.9 million, or 13.5%, to $66.3 million during the three months ended March 31, 2026, from $58.4 million during the prior-year period. The net credit loss rate was 12.5% during the three months ended March 31, 2026, compared to 12.4% during the prior-year period. The net credit loss rate was inclusive of a 10 basis point increase due to the impact from higher portfolio balance liquidation in the three months ended March 31, 2026 compared to the same period in 2025.

Delinquency Performance. Our delinquency rate increased to 7.2% as of March 31, 2026 from 7.1% as of the prior-year period. The delinquency rate was inclusive of a 10 basis point increase due to the impact from higher portfolio balance liquidation in the three months ended March 31, 2026 compared to the same period in 2025.

The following tables include delinquency balances by aging category and by product for the periods indicated:

	Contractual Delinquency by Aging
Dollars in thousands	March 31, 2026		March 31, 2025
Current	$1,801,192	85.6%	$1,624,072	85.9%
1 to 29 days past due	151,875	7.2%	132,302	7.0%
Delinquent accounts:
30 to 59 days	35,235	1.7%	32,790	1.8%
60 to 89 days	32,251	1.5%	28,778	1.5%
90 to 119 days	28,331	1.4%	24,204	1.3%
120 to 149 days	27,198	1.3%	22,866	1.2%
150 to 179 days	27,919	1.3%	25,339	1.3%
Total delinquency	$150,934	7.2%	$133,977	7.1%
Total net finance receivables	$2,104,001	100.0%	$1,890,351	100.0%

	Contractual Delinquency by Product
Dollars in thousands	March 31, 2026		March 31, 2025
Large loans	$95,192	6.0%	$79,401	5.9%
Small loans	55,742	10.9%	54,576	10.0%
Total	$150,934	7.2%	$133,977	7.1%

General and Administrative Expenses. Our general and administrative expenses decreased $1.4 million, or 2.1%, to $64.7 million during the three months ended March 31, 2026, from $66.0 million during the prior-year period. The absolute dollar decrease in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which decreased $1.8 million, or 4.4%, to $39.3 million during the three months ended March 31, 2026, from $41.1 million during the prior-year period. The decrease was driven by lower CEO costs of $1.2 million, lower earned incentive compensation of $0.6 million, and higher capitalized loan origination costs, which reduce personnel expenses, of $0.5 million. The decrease was partially offset by increased labor costs of $0.4 million to support growth.

Occupancy. Occupancy expenses increased $0.6 million, or 8.3%, to $7.5 million during the three months ended March 31, 2026, from $6.9 million during the prior-year period, primarily due to expenses associated with opening 10 new branches since the prior-year period.

Marketing. Marketing expenses decreased $1.2 million, or 22.7%, to $4.2 million during the three months ended March 31, 2026, from $5.4 million during the prior-year period, primarily due to optimization of our framework for direct mail marketing.

Other Expenses. Other expenses increased $1.1 million, or 8.5%, to $13.7 million during the three months ended March 31, 2026, from $12.6 million during the prior-year period. Other expenses increased $0.8 million due to investment in digital and technological capabilities, including our new front-end branch origination platform. Additionally, we often experience increases in other expenses including legal expenses, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our operating expense ratio decreased to 12.2% during the three months ended March 31, 2026, from 14.0% during the prior-year period. Our operating expense ratio has improved as we have grown our loan portfolio and controlled expense growth.

Interest Expense. Interest expense increased $3.2 million, or 15.9%, to $22.9 million during the three months ended March 31, 2026, from $19.8 million during the prior-year period primarily due to an increase in the average balance of our debt facilities. The average balance of our debt facilities increased to $1.6 billion during the three months ended March 31, 2026, from $1.5 billion during the prior-year period. Our cost of funds increased 0.1% to 4.3% during the three months ended March 31, 2026, from 4.2% during the prior-year period.

Income Taxes. Income taxes increased $1.3 million, or 59.4%, to $3.4 million during the three months ended March 31, 2026, from $2.2 million during the prior-year period. The increase was primarily due to a $5.7 million increase in income before taxes compared to the prior-year period. Our effective tax rates were 23.1% and 23.5% for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of March 31, 2026, our funded debt-to-equity ratio was 4.3 to 1.0 and stockholders’ equity ratio was 18.1%, compared to 4.4 to 1.0 and 17.7%, respectively, as of December 31, 2025.

Cash and cash equivalents increased to $4.9 million as of March 31, 2026, from $3.8 million as of December 31, 2025. We had immediate availability to draw down cash from our revolving credit facilities of $130.7 million and $145.3 million as of March 31, 2026 and December 31, 2025, respectively. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $515.6 million and $511.4 million as of March 31, 2026 and December 31, 2025, respectively. Our debt balance was $1.6 billion as of March 31, 2026, compared to $1.7 billion as of December 31, 2025.

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. As of March 31, 2026 the revolving period maturities of our securitizations and warehouse credit facilities (each as described below within “Financing Arrangements and Restricted Cash Reserve Accounts”) ranged from May 2026 to October 2027, with the exception of the RMIT 2022-1 securitization, for which the revolving period ended in February 2025. We had not exercised our right to redeem the notes of this securitization as of March 31, 2026. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Dividends and Stock Repurchases.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the quarterly dividends declared and paid for the three months ended March 31, 2026:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share	Dividends Paid (in thousands)
1Q 26	February 4, 2026	February 19, 2026	March 12, 2026	$0.30	$3,419
Total				$0.30	$3,419

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

See Note 14, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding our cash dividend following the end of the fiscal quarter.

In December 2024, we announced that the Board had authorized a $30.0 million stock repurchase program. The authorization was effective immediately and extended through December 31, 2026. In November 2025, we announced that our Board had approved a $30.0 million increase in the amount authorized under the stock repurchase program announced in December 2024, from $30.0 million to $60.0 million. The authorization was effective immediately and extends through June 30, 2027. As of March 31, 2026, we had repurchased 1.0 million shares of common stock at a total cost of $35.2 million, including commissions and estimated excise taxes, over the life of the program.

Cash Flow.

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2026 was $81.0 million, compared to $63.7 million during the prior-year period, a net increase of $17.3 million. The increase in net cash provided was primarily due to the year-over-year growth of our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment. Net cash used in investing activities during the three months ended March 31, 2026 was $34.8 million, compared to $60.3 million during the prior-year period, a net decrease in cash used of $25.4 million. The decrease in net cash used was primarily due to higher repayments of finance receivables, which partially offset cash outflows from new originations.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash used in financing activities during the three months ended March 31, 2026 was $41.0 million, compared to $12.6 million during the prior-year period, a net increase in cash used of $28.4 million. The increase in cash used was primarily due to a decrease in the net advances on debt instruments of $29.6 million, partially offset by a decrease in payments for debt issuance costs of $2.8 million.

Financing Arrangements and Restricted Cash Reserve Accounts.

As of March 31, 2026, we had five credit facilities outstanding and, from time to time, we engage in the private offering and sale of asset-backed notes. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions. Our debt arrangements described below, other than our senior revolving credit facility, are issued by each of our RMR and RMIT SPEs, which are considered VIEs under GAAP. These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $84.7 million and $81.8 million as of March 31, 2026 and December 31, 2025, respectively. Our debt arrangements also contain various debt covenants. We were in compliance with all such debt covenants as of March 31, 2026.

Revolving Credit Facilities. The following is a summary of our revolving credit facilities as of March 31, 2026:

Dollars in thousands	Capacity	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Maturity Date
Senior	$355,000	$200,101	6.4%	$—	$—	Aug 2028
RMR IV warehouse	$125,000	$17,223	5.9%	$218	$1,999	May 2027
RMR V warehouse	$100,000	$16,028	6.0%	$99	$1,737	Nov 2027
RMR VI warehouse	$75,000	$17,476	5.7%	$116	$1,981	Feb 2028
RMR VII warehouse	$125,000	$15,245	6.1%	$99	$1,771	Oct 2026

See Note 14, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for information regarding amendments to our revolving warehouse credit facilities following the end of the fiscal quarter.

Securitizations. The following is a summary of our securitizations as of March 31, 2026:

Dollars in thousands	Issue Amount	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Revolving Period End Date	Maturity Date
RMIT 2021-2	$200,000	$200,192	2.3%	$2,083	$14,774	Jul 2026	Aug 2033
RMIT 2021-3	$125,000	$125,202	3.9%	$1,471	$15,474	Sep 2026	Oct 2033
RMIT 2022-1	$250,000	$72,683	4.8%	$2,646	$7,055	Feb 2025	Mar 2032
RMIT 2024-1	$187,305	$187,788	6.2%	$1,078	$8,721	May 2027	Jul 2036
RMIT 2024-2	$250,000	$250,557	5.3%	$1,418	$10,703	Nov 2026	Dec 2033
RMIT 2025-1	$265,000	$265,585	5.3%	$1,489	$10,448	Mar 2027	Apr 2034
RMIT 2025-2	$252,810	$253,318	4.8%	$1,389	$10,036	Oct 2027	Nov 2037

RMC Reinsurance. Our wholly owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. These reserves are comprised of restricted cash and restricted AFS investments. As of March 31, 2026, the reserves totaled $25.2 million.

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of March 31, 2026 by $1.8 million.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of March 31, 2026, the interest rates on 84% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and multiple revolving warehouse credit facilities. As of March 31, 2026, the balances and key terms of the credit facilities’ interest rate risk were as follows:

Revolving Credit Facility	Debt Balance (in thousands)	Interest Payment Frequency	Floor	Margin	Rate Type	Effective Interest Rate
Senior	$200,101	Monthly	0.5%	2.8%	1-month SOFR	6.4%
RMR IV warehouse	17,223	Monthly	—	2.3%	1-month SOFR	5.9%
RMR V warehouse	16,028	Monthly	—	2.1%	Conduit	6.0%
RMR VI warehouse	17,476	Monthly	—	2.1%	1-month SOFR	5.7%
RMR VII warehouse	15,245	Monthly	—	2.4%	1-month SOFR	6.1%
Total	$266,073

Based on the underlying rates and the outstanding balances as of March 31, 2026, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $2.7 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS.

Other than the risk factor set forth below, there have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition to the risk factor below and the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (which was filed with the SEC on February 20, 2026), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

Our efforts to launch products and services through our bank partner may be unsuccessful.

We currently have a bank partnership program with Column. Pursuant to this arrangement, Column provides secured and unsecured installment lending products to consumers in select states through our platform and other approved channels, and we act as the service provider and program manager for these loans. Column retains ultimate control and oversight over the program, including the right to monitor our activities, require modifications to the program, and determine the terms, conditions, and requirements of any loans, credit risk, underwriting, and product documents. The success of the program is therefore largely dependent on Column’s ability to effectively manage the program. Changes to lending laws and/or adverse regulatory enforcement actions against Column, even if unrelated to our business, could impose restrictions on Column’s ability to continue to extend credit through the program or its ability to extend credit on current terms. Column serves as our sole bank partner at this time, and if our arrangements with Column were to end for any reason, we may be unable to find a new bank partner on similar terms or at all or have the resources and/or ability to continue the lending activities performed through our current bank partnership program, which could result in loss of future revenue from the products and services offered under this program.

Further, state and federal agencies have broad discretion to interpret the laws relating to bank partnership programs and may alter their interpretation of the applicable laws at any time, which could negatively impact our bank partnership program. Some states are also introducing and passing legislation that cap interest and fees that may be charged in the bank partnership context. Additionally, bank regulators with supervisory authority over Column may have the ability to regulate certain aspects of our business related to our bank partnership program, which could increase our cost to operate the program and adversely affect the profitability of our bank partnership program.

Recent litigation and government enforcement action have also challenged the validity of certain bank partnerships, including disputes seeking to recharacterize the non-bank party in a bank partnership lending transaction as the “true lender.” If the legal structure underlying our relationship with Column were to be successfully challenged, we may be found to be in violation of state law, including certain licensing requirements and laws regulating interest rates and fees and in certain instances, the loans originated by Column under our bank partnership program could be deemed usurious, which could result in such loans being unenforceable or reduce or extinguish the principal and/or interest (paid or to be paid) on such loans, or result in fees, damages, and penalties to us or Column.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our share repurchase transactions (excluding both commissions and estimated excise taxes) during the three months ended March 31, 2026:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2026 — January 31, 2026	25,290	$39.54	25,290	$31,500,039
February 1, 2026 — February 28, 2026	182,685	35.58	182,685	$25,000,043
March 1, 2026 — March 31, 2026	—	—	—	$25,000,043
Total	207,975	$36.06	207,975

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

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2026, none of the Company’s officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.1*	Program Management Agreement dated as of March 1, 2026 by and between Column National Association and Regional Management Corp.	X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X
32.1	Section 1350 Certifications	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

* Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: May 1, 2026	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial and Administrative Officer
(Principal Financial Officer and Duly Authorized Officer)