Form 10-Q
period 2026-06-30
Regional Management Corp.
filed 2026-07-31
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 29, 2026, the registrant had outstanding 9,225,794 shares of Common Stock, $0.10 par value.

Regional Management Corp.

QUARTERLY Report on Form 10-Q

Fiscal Quarter Ended June 30, 2026

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

Part I – financial information

ITEM 1. FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets
Cash	$6,799	$3,823
Net finance receivables	2,148,253	2,140,199
Unearned insurance premiums	(50,713)	(52,896)
Allowance for credit losses	(224,000)	(220,900)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,873,540	1,866,403
Restricted cash	111,776	94,174
Lease assets	45,084	43,828
Intangible assets	34,634	31,781
Restricted AFS investments	24,206	24,211
Property and equipment	13,044	13,156
Other assets	20,511	26,554
Total assets	$2,129,594	$2,103,930
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,675,942	$1,650,764
Unamortized debt issuance costs	(5,617)	(8,591)
Net debt	1,670,325	1,642,173
Lease liabilities	47,241	45,968
Deferred tax liability, net	2,588	3,345
Accounts payable and accrued expenses	31,109	39,352
Total liabilities	1,751,263	1,730,838
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 15,298 shares issued and 9,340 shares outstanding at June 30, 2026 and 15,168 shares issued and 9,554 shares outstanding at December 31, 2025)	1,530	1,517
Additional paid-in capital	142,805	138,666
Retained earnings	424,469	410,721
Accumulated other comprehensive loss	(49)	(2)
Treasury stock (5,958 shares at June 30, 2026 and 5,614 shares at December 31, 2025)	(190,424)	(177,810)
Total stockholders’ equity	378,331	373,092
Total liabilities and stockholders’ equity	$2,129,594	$2,103,930

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Interest and fee income	$150,278	$140,695	$300,574	$277,248
Insurance income, net	10,976	11,499	22,786	22,796
Other income	6,752	5,248	11,936	10,365
Total revenue	168,006	157,442	335,296	310,409

Expenses
Provision for credit losses	69,006	60,587	133,874	118,579

Personnel	39,433	38,584	78,775	79,726
Occupancy	7,252	6,911	14,731	13,817
Marketing	4,889	5,059	9,070	10,465
Other	13,870	12,391	27,532	24,980
Total general and administrative expenses	65,444	62,945	130,108	128,988

Interest expense	22,993	20,426	45,916	40,197
Income before income taxes	10,563	13,484	25,398	22,645
Income taxes	2,410	3,344	5,844	5,498

Net income	$8,153	$10,140	$19,554	$17,147
Net income per common share:
Basic	$0.91	$1.07	$2.15	$1.79
Diluted	$0.85	$1.03	$2.03	$1.73
Weighted-average common shares outstanding:
Basic	8,988	9,504	9,075	9,556
Diluted	9,604	9,843	9,633	9,934

Other comprehensive income (loss), net of tax
Unrealized income (loss) on restricted AFS investments	(23)	214	(59)	(82)
Income taxes on unrealized items	5	(45)	12	18
Other comprehensive income (loss), net of tax	(18)	169	(47)	(64)
Total comprehensive income	$8,135	$10,309	$19,507	$17,083

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	As of and for the Three Months Ended June 30, 2026
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Beginning balance	15,160	$1,516	$140,555	$419,197	$(31)	$(185,388)	$375,849
Cash dividends declared	—	—	—	(2,881)	—	—	(2,881)
Issuance of restricted stock	129	13	(13)	—	—	—	—
Exercise of stock options	28	3	—	—	—	—	3
Repurchase of common stock	—	—	—	—	—	(5,036)	(5,036)
Shares withheld related to net share settlement	(19)	(2)	(199)	—	—	—	(201)
Share-based compensation	—	—	2,462	—	—	—	2,462
Net income	—	—	—	8,153	—	—	8,153
Other comprehensive loss	—	—	—	—	(18)	—	(18)
Ending balance	15,298	$1,530	$142,805	$424,469	$(49)	$(190,424)	$378,331

	As of and for the Three Months Ended June 30, 2025
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	15,187	$1,519	$134,206	$382,532	$(171)	$(160,210)	$357,876
Cash dividends declared	—	—	—	(3,115)	—	—	(3,115)
Issuance of restricted stock	38	3	(3)	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(5,045)	(5,045)
Shares withheld related to net share settlement	—	—	(8)	—	—	—	(8)
Share-based compensation	—	—	2,934	—	—	—	2,934
Net income	—	—	—	10,140	—	—	10,140
Other comprehensive income	—	—	—	—	169	—	169
Ending balance	15,225	$1,522	$137,129	$389,557	$(2)	$(165,255)	$362,951

	As of and for the Six Months Ended June 30, 2026
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Beginning balance	15,168	$1,517	$138,666	$410,721	$(2)	$(177,810)	$373,092
Cash dividends declared	—	—	—	(5,806)	—	—	(5,806)
Issuance of restricted stock	116	12	(12)	—	—	—	—
Exercise of stock options	42	4	—	—	—	—	4
Repurchase of common stock	—	—	—	—	—	(12,614)	(12,614)
Shares withheld related to net share settlement	(28)	(3)	(300)	—	—	—	(303)
Share-based compensation	—	—	4,451	—	—	—	4,451
Net income	—	—	—	19,554	—	—	19,554
Other comprehensive loss	—	—	—	—	(47)	—	(47)
Ending balance	15,298	$1,530	$142,805	$424,469	$(49)	$(190,424)	$378,331

	As of and for the Six Months Ended June 30, 2025
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	14,921	$1,492	$130,725	$378,482	$62	$(153,683)	$357,078
Cash dividends declared	—	—	—	(6,072)	—	—	(6,072)
Issuance of restricted stock	295	29	(29)	—	—	—	—
Exercise of stock options	23	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(11,572)	(11,572)
Shares withheld related to net share settlement	(14)	(1)	(89)	—	—	—	(90)
Share-based compensation	—	—	6,522	—	—	—	6,522
Net income	—	—	—	17,147	—	—	17,147
Other comprehensive loss	—	—	—	—	(64)	—	(64)
Ending balance	15,225	$1,522	$137,129	$389,557	$(2)	$(165,255)	$362,951

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$19,554	$17,147
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	133,874	118,579
Depreciation and amortization	9,636	7,498
Amortization of deferred fees and costs	(5,977)	(8,122)
Loss on disposal of intangibles, property, and equipment	173	176
Share-based compensation	4,291	6,299
Deferred income taxes, net	(745)	937
Changes in operating assets and liabilities:
Increase (decrease) in unearned insurance premiums	(2,183)	978
Increase in lease assets	(1,256)	(4,223)
Decrease in other assets	10,297	986
Decrease in accounts payable and accrued expenses	(7,174)	(2,121)
Increase in lease liabilities	1,273	4,189
Net cash provided by operating activities	161,763	142,323
Cash flows from investing activities:
Originations and purchases of finance receivables	(896,141)	(907,533)
Repayments of finance receivables	759,776	731,281
Purchases of intangible assets	(6,499)	(6,294)
Purchases of property and equipment	(2,571)	(2,293)
Purchases of restricted AFS investments	(22,060)	—
Proceeds from maturities of restricted AFS investments	22,377	19,460
Net cash used in investing activities	(145,118)	(165,379)
Cash flows from financing activities:
Advances on revolving credit facilities	675,330	834,309
Payments on revolving credit facilities	(605,475)	(901,923)
Advances on securitizations	—	265,000
Payments on securitizations	(44,834)	(166,587)
Payments for debt issuance costs	(1,467)	(3,562)
Taxes paid related to net share settlement of equity awards	(828)	(417)
Payments for cash dividends	(6,140)	(5,995)
Repurchases of common stock	(12,653)	(11,474)
Net cash provided by financing activities	3,933	9,351
Net change in cash and restricted cash	20,578	(13,705)
Cash and restricted cash at beginning of period	97,997	135,635
Cash and restricted cash at end of period	$118,575	$121,930
Supplemental cash flow information:
Interest paid	$42,066	$37,356
Income taxes paid	$1,514	$6,314
Operating leases paid	$7,039	$6,340
Non-cash lease assets obtained in exchange for operating lease liabilities	$6,767	$9,218
Non-cash restricted AFS investments acquired but not settled	$—	$19,910

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	June 30, 2026	December 31, 2025	June 30, 2025
Cash	$6,799	$3,823	$4,272
Restricted cash	111,776	94,174	117,658
Total	$118,575	$97,997	$121,930

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering large loans, small loans, and related payment and collateral protection insurance products. As of June 30, 2026, the Company operated under the name “Regional Finance” online and in branch locations in 20 states across the United States.

The Company’s large and small loan portfolio is comprised of branch loan receivables and convenience check receivables. Branch large and small loan receivables are loans to customers, the majority of which are secured by non-essential household goods and, in some instances, an automobile. Convenience check receivables are unsecured loans originated by mailing checks to customers based on a pre-screening process that includes a review of the prospective customer’s credit profile provided by national credit reporting bureaus or data aggregators. A recipient of a convenience check is able to enter into a loan by endorsing and depositing or cashing the check.

The Company has entered into a bank partnership program under which it provides marketing and loan processing services to an originating bank in connection with the bank's consumer lending activities. Under this arrangement, the bank underwrites and originates unsecured or auto-secured loans to consumers, and the Company receives marketing and processing fee income for its role in facilitating these originations. Following origination, the bank may, at its discretion, sell some or all of the loans it originates, which the Company purchases pursuant to a purchase agreement with the bank. For loans originated by the bank that the Company does not purchase, the Company provides ongoing loan servicing on the bank's behalf and receives servicing fee income in return.

Loans are either originated directly through the Company’s state-licensed operations or purchased via the Company’s bank partnership.

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

Finance receivable fees and costs: Non-refundable fees received and direct costs (personnel and digital loan origination costs) incurred for the origination of finance receivables are deferred and recognized to interest income over their contractual lives using the constant yield method. Unamortized amounts are recognized in interest income at the time that finance receivables are paid in full, renewed, or charged off.

The Company pays a purchase premium to the originating bank for loans acquired under the bank partnership program. This purchase premium represents additional consideration paid to the originating bank and is capitalized as part of the amortized cost basis of the acquired loans. The purchase premium is amortized as a reduction of interest income over the estimated life of the related loans using the effective interest method. Unamortized amounts are recognized in interest income at the time that finance receivables are paid in full, renewed, or charged off.

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

As finance receivables are originated or purchased, provisions for credit losses are recorded in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for estimated losses over the contractual life of the finance receivables (considering the effect of prepayments). Subsequent changes to the contractual terms that are a result of re-underwriting are not included in the finance receivable’s contractual life (considering the effect of prepayments). The Company uses its segmentation loss experience to forecast expected credit losses. Historical information about losses generally provides a basis for the estimate of expected credit losses. The Company also considers the need to adjust historical information to reflect the extent to which current conditions differ from the conditions that existed for the period over which historical information was evaluated. These adjustments to historical loss information may be qualitative or quantitative in nature.

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

Restricted cash: Restricted cash includes cash for which the Company’s ability to withdraw funds is contractually limited. The Company’s restricted cash consists of cash reserves that are maintained as collateral for potential credit life insurance claims, cash restricted for debt servicing of the Company’s revolving warehouse credit facilities and securitizations, and cash reserves that are maintained for obligations with regard to the Company’s bank partnership program.

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

The Company earns marketing and processing fee income for services provided in connection with the origination of loans under the bank partnership program. These fees represent consideration for the Company's role in facilitating loan origination on the bank's behalf and are recognized within other income at origination.

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

The Company issues PRSUs and RSAs to certain members of senior management under the Company’s LTIP. Prior to 2026, the Company issued NQSOs, PRSUs, performance-contingent RSUs, service-based RSUs, and RSAs. Recurring annual grants are made at the discretion of the Board. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. Vested PRSUs are subject to an additional one-year holding period following the vesting date. The actual value of the PRSUs that may be earned can range from 0% to 150% of target based on relative total shareholder return, plus an additive 20% based on pre-provision return on assets over the performance period, resulting in a maximum payout of 170%. PRSUs granted prior to 2025 may earn 0% to 150% of target based on achievement of total shareholder return performance concluding at the end of the third calendar year.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	June 30, 2026	December 31, 2025
Large loans	$1,659,685	$1,593,171
Small loans	488,568	547,028
Total	$2,148,253	$2,140,199

Net finance receivables included net deferred origination fees and costs of $13.8 million and $15.1 million as of June 30, 2026 and December 31, 2025, respectively.

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

Net finance receivables by product, FICO band at origination, and origination year as of June 30, 2026 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2026	2025	2024	2023	2022	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$66,658	$84,751	$23,701	$9,271	$3,121	$1,133	$188,635
2	44,346	51,675	13,494	4,073	1,117	224	114,929
3	66,795	82,296	22,299	8,092	2,825	323	182,630
4	88,259	109,784	32,096	12,147	4,524	488	247,298
5	94,571	120,142	36,827	13,788	5,312	809	271,449
6	231,731	291,079	87,062	33,326	10,353	1,193	654,744
Total	$592,360	$739,727	$215,479	$80,697	$27,252	$4,170	$1,659,685
Small Loans:
FICO Band
1	$48,469	$41,341	$5,146	$741	$116	$36	$95,849
2	20,154	18,114	2,468	233	16	1	40,986
3	27,609	25,870	3,383	312	30	7	57,211
4	29,170	31,299	4,444	396	29	3	65,341
5	29,127	33,458	6,475	363	26	4	69,453
6	65,887	75,921	17,296	593	25	6	159,728
Total	$220,416	$226,003	$39,212	$2,638	$242	$57	$488,568
Total Loans:
FICO Band
1	$115,127	$126,092	$28,847	$10,012	$3,237	$1,169	$284,484
2	64,500	69,789	15,962	4,306	1,133	225	155,915
3	94,404	108,166	25,682	8,404	2,855	330	239,841
4	117,429	141,083	36,540	12,543	4,553	491	312,639
5	123,698	153,600	43,302	14,151	5,338	813	340,902
6	297,618	367,000	104,358	33,919	10,378	1,199	814,472
Total	$812,776	$965,730	$254,691	$83,335	$27,494	$4,227	$2,148,253

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2025 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$119,724	$36,692	$15,225	$5,034	$1,453	$382	$178,510
2	75,189	21,423	6,854	2,086	383	48	105,983
3	121,142	35,473	13,157	5,398	739	51	175,960
4	160,692	50,359	20,102	8,588	1,130	77	240,948
5	173,379	58,320	22,357	9,995	1,893	90	266,034
6	411,650	133,932	55,991	20,631	3,397	135	625,736
Total	$1,061,776	$336,199	$133,686	$51,732	$8,995	$783	$1,593,171
Small Loans:
FICO Band
1	$82,635	$12,526	$1,937	$267	$56	$13	$97,434
2	36,601	6,164	783	62	2	—	43,612
3	53,879	9,494	1,042	97	8	—	64,520
4	62,360	12,597	1,428	76	4	3	76,468
5	63,637	16,817	1,732	91	5	1	82,283
6	136,833	42,405	3,365	98	9	1	182,711
Total	$435,945	$100,003	$10,287	$691	$84	$18	$547,028
Total Loans:
FICO Band
1	$202,359	$49,218	$17,162	$5,301	$1,509	$395	$275,944
2	111,790	27,587	7,637	2,148	385	48	149,595
3	175,021	44,967	14,199	5,495	747	51	240,480
4	223,052	62,956	21,530	8,664	1,134	80	317,416
5	237,016	75,137	24,089	10,086	1,898	91	348,317
6	548,483	176,337	59,356	20,729	3,406	136	808,447
Total	$1,497,721	$436,202	$143,973	$52,423	$9,079	$801	$2,140,199

Credit losses by product and origination year for the periods indicated are as follows:

	Six Months Ended June 30, 2026
Dollars in thousands	2026	2025	2024	2023	2022	Prior	Total Credit Losses
Large loans	$125	$47,243	$24,812	$9,124	$3,188	$721	$85,213
Small loans	205	40,571	13,686	1,608	134	6	56,210
Total	$330	$87,814	$38,498	$10,732	$3,322	$727	$141,423

	Six Months Ended June 30, 2025
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Total Credit Losses
Large loans	$222	$32,547	$25,552	$9,316	$2,348	$410	$70,395
Small loans	297	37,573	12,583	1,283	87	19	51,842
Total	$519	$70,120	$38,135	$10,599	$2,435	$429	$122,237

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	June 30, 2026
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Current	$1,432,725	86.3%	$391,420	80.1%	$1,824,145	84.9%
1 to 29 days past due	129,732	7.8%	45,020	9.2%	174,752	8.1%
Delinquent accounts:
30 to 59 days	27,259	1.7%	13,712	2.9%	40,971	2.0%
60 to 89 days	21,862	1.3%	10,901	2.2%	32,763	1.5%
90 to 119 days	17,507	1.1%	8,990	1.8%	26,497	1.2%
120 to 149 days	15,506	0.9%	8,898	1.8%	24,404	1.1%
150 to 179 days	15,094	0.9%	9,627	2.0%	24,721	1.2%
Total delinquency	$97,228	5.9%	$52,128	10.7%	$149,356	7.0%
Total net finance receivables	$1,659,685	100.0%	$488,568	100.0%	$2,148,253	100.0%
Net finance receivables in nonaccrual status	$58,111	3.5%	$31,054	6.4%	$89,165	4.2%

	December 31, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Current	$1,372,102	86.1%	$437,005	79.9%	$1,809,107	84.5%
1 to 29 days past due	121,113	7.6%	48,745	8.9%	169,858	8.0%
Delinquent accounts:
30 to 59 days	26,940	1.7%	14,295	2.6%	41,235	1.9%
60 to 89 days	23,576	1.5%	13,582	2.5%	37,158	1.7%
90 to 119 days	18,957	1.2%	11,861	2.2%	30,818	1.5%
120 to 149 days	16,715	1.0%	11,050	2.0%	27,765	1.3%
150 to 179 days	13,768	0.9%	10,490	1.9%	24,258	1.1%
Total delinquency	$99,956	6.3%	$61,278	11.2%	$161,234	7.5%
Total net finance receivables	$1,593,171	100.0%	$547,028	100.0%	$2,140,199	100.0%
Net finance receivables in nonaccrual status	$62,351	3.9%	$38,269	7.0%	$100,620	4.7%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended June 30, 2026 and 2025, the Company reversed $7.9 million and $7.1 million of accrued interest as reductions of interest and fee income, respectively. The Company reversed $16.0 million and $14.4 million of accrued interest as reductions of interest and fee income for the six months ended June 30, 2026 and 2025, respectively.

The following are changes in the allowance for credit losses by product for the periods indicated:

	As of and For the Three Months Ended June 30, 2026
Dollars in thousands	Large	Small	Total
Beginning balance	$155,600	$63,900	$219,500
Provision for credit losses	45,873	23,133	69,006
Credit losses	(43,271)	(26,991)	(70,262)
Recoveries	3,798	1,958	5,756
Ending balance	$162,000	$62,000	$224,000
Net finance receivables	$1,659,685	$488,568	$2,148,253
Allowance as percentage of net finance receivables	9.8%	12.7%	10.4%

	As of and For the Three Months Ended June 30, 2025
Dollars in thousands	Large	Small	Total
Beginning balance	$134,411	$64,689	$199,100
Provision for credit losses	36,068	24,519	60,587
Credit losses	(34,640)	(25,888)	(60,528)
Recoveries	2,271	1,370	3,641
Ending balance	$138,110	$64,690	$202,800
Net finance receivables	$1,413,367	$546,997	$1,960,364
Allowance as percentage of net finance receivables	9.8%	11.8%	10.3%

	As of and For the Six Months Ended June 30, 2026
Dollars in thousands	Large	Small	Total
Beginning balance	$152,300	$68,600	$220,900
Provision for credit losses	88,021	45,853	133,874
Credit losses	(85,213)	(56,210)	(141,423)
Recoveries	6,892	3,757	10,649
Ending balance	$162,000	$62,000	$224,000
Net finance receivables	$1,659,685	$488,568	$2,148,253
Allowance as percentage of net finance receivables	9.8%	12.7%	10.4%

	As of and For the Six Months Ended June 30, 2025
Dollars in thousands	Large	Small	Total
Beginning balance	$133,506	$65,994	$199,500
Provision for credit losses	70,689	47,890	118,579
Credit losses	(70,395)	(51,842)	(122,237)
Recoveries	4,310	2,648	6,958
Ending balance	$138,110	$64,690	$202,800
Net finance receivables	$1,413,367	$546,997	$1,960,364
Allowance as percentage of net finance receivables	9.8%	11.8%	10.3%

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

The information relating to modifications made to borrowers experiencing financial difficulty and their related percentage of applicable net finance receivables for the periods indicated are as follows:

	As of and for the Three Months Ended June 30, 2026
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$5,446	0.4%	$1,386	0.3%	$6,832	0.3%
Interest rate reduction & term extension	1,412	0.1%	259	0.1%	1,671	0.1%
Term extension	682	—	111	—	793	—
Principal forgiveness, interest rate reduction, & term extension	125	—	6	—	131	—
Total	$7,665	0.5%	$1,762	0.4%	$9,427	0.4%

	As of and for the Three Months Ended June 30, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$4,484	0.3%	$1,391	0.3%	$5,875	0.3%
Interest rate reduction & term extension	1,831	0.1%	425	0.1%	2,256	0.1%
Term extension	924	0.1%	125	—	1,049	0.1%
Principal forgiveness, interest rate reduction, & term extension	242	—	6	—	248	—
Total	$7,481	0.5%	$1,947	0.4%	$9,428	0.5%

	As of and for the Six Months Ended June 30, 2026
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$11,123	0.7%	$3,230	0.7%	$14,353	0.7%
Interest rate reduction & term extension	2,780	0.2%	604	0.1%	3,384	0.2%
Term extension	729	—	159	—	888	—
Principal forgiveness, interest rate reduction, & term extension	269	—	15	—	284	—
Total	$14,901	0.9%	$4,008	0.8%	$18,909	0.9%

	As of and for the Six Months Ended June 30, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$9,536	0.7%	$3,134	0.6%	$12,670	0.6%
Interest rate reduction & term extension	4,111	0.3%	868	0.2%	4,979	0.3%
Term extension	1,008	0.1%	187	—	1,195	0.1%
Principal forgiveness, interest rate reduction, & term extension	406	—	16	—	422	—
Total	$15,061	1.1%	$4,205	0.8%	$19,266	1.0%

The financial effects of the modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

Three Months Ended June 30, 2026
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 17.9%.
	Small loans	Reduced the weighted-average contractual interest rate by 28.7%.
Term extension	Large loans	Added a weighted-average 1.3 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.2 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.

Three Months Ended June 30, 2025
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 18.4%.
	Small loans	Reduced the weighted-average contractual interest rate by 28.8%.
Term extension	Large loans	Added a weighted-average 1.3 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.

Six Months Ended June 30, 2026
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 18.0%.
	Small loans	Reduced the weighted-average contractual interest rate by 28.6%.
Term extension	Large loans	Added a weighted-average 1.4 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.6 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.3 million.

Six Months Ended June 30, 2025
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 18.4%.
	Small loans	Reduced the weighted-average contractual interest rate by 29.3%.
Term extension	Large loans	Added a weighted-average 1.4 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.6 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.2 million.

The following tables provide the amortized cost basis for modifications made to borrowers experiencing financial difficulty within the previous twelve months that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the periods indicated are as follows:

	As of and for the Three Months Ended June 30, 2026
Dollars in thousands	Large	Small	Total
Interest rate reduction	$3,186	$1,148	$4,334
Interest rate reduction & term extension	560	103	663
Term extension	88	18	106
Principal forgiveness, interest rate reduction, & term extension	60	9	69
Total	$3,894	$1,278	$5,172

	As of and for the Three Months Ended June 30, 2025
Dollars in thousands	Large	Small	Total
Interest rate reduction	$1,924	$852	$2,776
Interest rate reduction & term extension	678	152	830
Term extension	68	18	86
Principal forgiveness, interest rate reduction, & term extension	63	—	63
Total	$2,733	$1,022	$3,755

	As of and for the Six Months Ended June 30, 2026
Dollars in thousands	Large	Small	Total
Interest rate reduction	$4,502	$1,547	$6,049
Interest rate reduction & term extension	709	138	847
Term extension	97	21	118
Principal forgiveness, interest rate reduction, & term extension	72	9	81
Total	$5,380	$1,715	$7,095

	As of and for the Six Months Ended June 30, 2025
Dollars in thousands	Large	Small	Total
Interest rate reduction	$2,396	$977	$3,373
Interest rate reduction & term extension	863	176	1,039
Term extension	106	24	130
Principal forgiveness, interest rate reduction, & term extension	81	—	81
Total	$3,446	$1,177	$4,623

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty within the previous twelve months for the periods indicated are as follows:

	June 30, 2026
Dollars in thousands	Large	Small	Total
Current	$18,247	$4,274	$22,521
30 - 89 days past due	3,432	1,063	4,495
90+ days past due	2,513	944	3,457
Total (1)	$24,192	$6,281	$30,473

(1) Excludes modified finance receivables that subsequently charged off of $3.5 million and $1.2 million in large and small loans, respectively.

	June 30, 2025
Dollars in thousands	Large	Small	Total
Current	$16,807	$3,944	$20,751
30 - 89 days past due	3,035	1,084	4,119
90+ days past due	1,845	823	2,668
Total (1)	$21,687	$5,851	$27,538

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

Note 4. Restricted Available-for-Sale Investments

The following tables reconcile the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted AFS investments as of the periods indicated:

	June 30, 2026
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$24,267	$—	$(61)	$24,206

	December 31, 2025
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$24,213	$—	$(2)	$24,211

The following tables include the gross unrealized losses and estimated fair values of restricted AFS investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$24,206	$(61)	$—	$—	$24,206	$(61)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$22,000	$(2)	$—	$—	$22,000	$(2)

The restricted AFS investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $13 thousand as of both June 30, 2026 and December 31, 2025. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted AFS investments.

The following table includes the amortized cost and estimated fair values of restricted AFS investments by contractual maturity as of the period indicated:

	June 30, 2026
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$9,548	$9,529
Due within one year to five years	14,719	14,677
Due within five years to ten years	—	—
Due after ten years	—	—
Total	$24,267	$24,206

The Company had no gross realized gains or losses during the three and six months ended June 30, 2026 and 2025. For additional information on the Company's restricted AFS investments, see Note 8, "Fair Value Measurements."

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $95.5 million and $81.8 million as of June 30, 2026 and December 31, 2025, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

The following table presents the assets and liabilities of the Company’s consolidated VIEs:

Dollars in thousands	June 30, 2026	December 31, 2025
Assets
Cash	$225	$200
Net finance receivables	1,610,256	1,601,780
Allowance for credit losses	(164,647)	(160,971)
Restricted cash	108,090	93,966
Other assets	2,989	2,242
Total assets	$1,556,913	$1,537,217
Liabilities
Net debt	$1,463,688	$1,455,320
Accounts payable and accrued expenses	28	21
Total liabilities	$1,463,716	$1,455,341

Note 6. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	June 30, 2026			December 31, 2025
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Revolving credit facilities	$340,262	$(1,500)	$338,762	$270,186	$(1,747)	$268,439
Securitizations	1,335,680	(4,117)	1,331,563	1,380,578	(6,844)	1,373,734
Total	$1,675,942	$(5,617)	$1,670,325	$1,650,764	$(8,591)	$1,642,173
Unused amount of revolving credit facilities (subject to borrowing base)	$441,566			$511,420

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. These credit facilities had $2.6 million and $1.8 million in such costs as of June 30, 2026 and December 31, 2025, respectively.

Revolving Credit Facilities: The Company’s revolving credit facilities are secured by substantially all of its finance receivables and, in the case of the senior revolving credit facility, the equity interests of the majority of its subsidiaries. The Company pays unused commitment fees on its revolving credit facilities, generally based upon the average outstanding balance. Certain revolving credit facilities have a one-year amortization period following the revolving period end date, at which point the credit facility terminates. As of June 30, 2026, the Company held $6.8 million in unrestricted cash. The Company had $121.1 million of immediate available liquidity to draw down cash under its revolving credit facilities as of June 30, 2026. Each of the Company’s revolving warehouse credit facilities holds restricted cash reserves to satisfy provisions of its respective credit agreement.

The following table includes the key terms under each of the Company’s revolving credit facilities as of June 30, 2026:

Dollars in thousands	Total Credit Facility	Debt Balance	Restricted Cash Reserves	Advance Rate Cap	Current Advance Rate	Unused Commitment Fee	Revolving Period End Date	Maturity Date
Senior (1)	$355,000	$208,137	$—	83%	71%	0.3% - 0.9%	Aug 2028	Aug 2028
RMR IV warehouse (2)	125,000	28,516	359	79%	79%	0.5%	May 2027	May 2028
RMR V warehouse (3)	100,000	43,106	268	80%	80%	0.4% - 0.7%	Nov 2027	Nov 2028
RMR VI warehouse (4)	75,000	30,621	204	75%	75%	0.5%	Apr 2028	Apr 2029
RMR VII warehouse (5)	125,000	29,882	195	76%	76%	0.4% - 0.7%	Oct 2027	Oct 2028
Total	$780,000	$340,262	$1,026

(1) The senior revolving credit facility has an additional advance rate cap of 60% of eligible delinquent renewals. As of June 30, 2026, this advance rate was 48%.

(2) Following an April 2026 amendment, the revolving period end date is now May 2027 (previously May 2026), and the maturity date is now May 2028 (previously May 2027).

(3) Following an April 2026 amendment, the revolving period end date is now November 2027 (previously November 2026), and the maturity date is now November 2028 (previously November 2027).

(4) Following an April 2026 amendment, the revolving period end date is now April 2028 (previously February 2027), and the maturity date is now April 2029 (previously February 2028).

(5) Following an April 2026 amendment, the revolving period end date is now October 2027 (previously October 2026), and the maturity date is now October 2028 (previously October 2026).

Borrowings under the revolving credit facilities bear interest, payable monthly, at a rate equal to the sum of any applicable floor, margin, and the market rate of each respective rate type that was effective as of June 30, 2026 (as follows):

	Floor	Margin	Rate Type	Effective Interest Rate
Senior	0.5%	2.8%	1-month SOFR	6.4%
RMR IV warehouse	—	2.3%	1-month SOFR	5.9%
RMR V warehouse	—	2.1%	Conduit	6.0%
RMR VI warehouse	—	2.1%	1-month SOFR	5.7%
RMR VII warehouse (1)	—	2.1%	1-month SOFR	5.7%

(1) Following an April 2026 amendment, the margin was reduced to 2.1% (previously 2.4%).

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

The following table includes the key terms under each of the Company’s securitizations as of June 30, 2026:

Dollars in thousands	Issue Date	Issue Amount	Debt Balance	Restricted Cash Reserves	Effective Interest Rate	Revolving Period End Date	Maturity Date
RMIT 2021-2	Jul 2021	200,000	200,192	2,083	2.3%	Jul 2026	Aug 2033
RMIT 2021-3	Oct 2021	125,000	125,202	1,471	3.9%	Sep 2026	Oct 2033
RMIT 2022-1	Feb 2022	250,000	53,038	2,646	5.2%	Feb 2025	Mar 2032
RMIT 2024-1	Jun 2024	187,305	187,788	1,078	6.2%	May 2027	Jul 2036
RMIT 2024-2	Nov 2024	250,000	250,557	1,418	5.3%	Nov 2026	Dec 2033
RMIT 2025-1	Mar 2025	265,000	265,585	1,489	5.3%	Mar 2027	Apr 2034
RMIT 2025-2	Oct 2025	252,810	253,318	1,389	4.8%	Oct 2027	Nov 2037
Total		$1,530,115	$1,335,680	$11,574

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of June 30, 2026, the Company was in compliance with all debt covenants.

Note 7. Stockholders’ Equity

Stock repurchase program: In December 2024, the Company announced that the Board had authorized a $30 million stock repurchase program. The authorization was effective immediately and extended through December 31, 2026. In November 2025, the Company announced that the Board had approved a $30 million increase in the amount authorized under the stock repurchase program announced in December 2024, from $30 million to $60 million. The authorization was effective immediately and extends through June 30, 2027. As of June 30, 2026, the Company had repurchased 1.2 million shares of common stock at a total cost of $40.3 million, including commissions and excise taxes, over the life of the program.

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

The Company repurchased 136 thousand and 165 thousand shares of common stock for the three months ended June 30, 2026 and 2025, respectively, and 344 thousand and 352 thousand shares of common stock for the six months ended June 30, 2026 and 2025, respectively.

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividends declared per common share	$0.30	$0.30	$0.60	$0.60

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	June 30, 2026		December 31, 2025
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1:
Cash	$6,799	$6,799	$3,823	$3,823
Restricted cash	111,776	111,776	94,174	94,174
Level 3:
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,873,540	1,916,138	1,866,403	1,893,834
Liabilities
Level 3:
Debt	1,675,942	1,659,898	1,650,764	1,636,727

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	June 30, 2026		December 31, 2025
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2:
Restricted AFS investments	$24,206	$24,206	$24,211	$24,211

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

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2026	2025	2026	2025
Provision for corporate taxes	$2,514	$3,322	$6,045	$5,548
Discrete tax (benefits) deficiencies	(104)	22	(201)	(50)
Total	$2,410	$3,344	$5,844	$5,498

Note 10. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2026	2025	2026	2025
Numerator:
Net income	$8,153	$10,140	$19,554	$17,147
Denominator:
Weighted-average shares outstanding for basic earnings per share	8,988	9,504	9,075	9,556
Effect of dilutive securities	616	339	558	378
Weighted-average shares adjusted for dilutive securities	9,604	9,843	9,633	9,934
Earnings per share:
Basic	$0.91	$1.07	$2.15	$1.79
Diluted	$0.85	$1.03	$2.03	$1.73

The Company excluded outstanding shares of common stock totaling 6 thousand and 0.1 million for the three months ended June 30, 2026 and 2025, respectively, and 8 thousand and 0.1 million for the six months ended June 30, 2026 and 2025, respectively, from the computation of diluted earnings per share because they were anti-dilutive.

Note 11. Share-Based Compensation

On May 16, 2024, the stockholders of the Company approved the 2024 Plan, and on May 14, 2026, the stockholders of the Company re-approved the 2024 Plan as amended and restated. As of June 30, 2026, subject to adjustments as provided in the 2024 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2024 Plan could not exceed the sum of (i) 813,014 shares plus (ii) any shares remaining available for the grant of awards as of May 16, 2024 under the 2015 Plan, plus (iii) any shares subject to an award granted under the 2015 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason after May 16, 2024 without the issuance of shares or pursuant to which such shares are forfeited (subject to adjustment for anti-dilution purposes as provided in the 2024 Plan). Of the amount described in the preceding sentence, no more than 813,014 shares may be issued under the 2024 Plan pursuant to the grant of incentive stock options (subject to adjustment for anti-dilution purposes). As of June 30, 2026, there were 0.8 million shares available for grant under the 2024 Plan.

For the three months ended June 30, 2026 and 2025, the Company recorded share-based compensation expense of $2.4 million and $2.8 million, respectively. The Company recorded $4.3 million and $6.3 million in share-based compensation expense for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, unrecognized share-based compensation expense to be recognized over future periods approximated $13.0 million. This amount will be recognized as expense over a weighted-average period of 1.8 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards. During both the three months ended June 30, 2026 and 2025, share-based compensation of $0.1 million was capitalized as software, and during both the six months ended June 30, 2026 and 2025, share-based compensation of $0.2 million was capitalized as software.

The following are the amounts of the awards issued under the Company’s share-based incentive programs:

Nonqualified stock options: The following table summarizes the stock option activity for the six months ended June 30, 2026:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of period	378	$24.20
Granted	—	—
Exercised	(42)	18.16
Forfeited	—	—
Expired	—	—
Options outstanding at end of period	336	$24.97	3.6	$5,446
Options exercisable at end of period	336	$24.97	3.6	$5,446

The following table provides additional stock option information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2026	2025	2026	2025
Weighted-average grant date fair value per share	$—	$—	$—	$—
Intrinsic value of options exercised	$542	$—	$783	$401
Fair value of stock options that vested	$—	$—	$—	$—

Performance restricted stock units: The following are the weighted-average assumptions for the PRSU grants for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Expected volatility	43.0%	42.0%
Risk-free rate	3.9%	4.0%
Discount for post-vesting restrictions	9.9%	11.8%

The following table summarizes PRSU activity for the six months ended June 30, 2026:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at beginning of period	379	$27.86
Granted	102	30.42
Performance adjustment	—	—
Vested	—	—
Forfeited	(39)	25.98
Non-vested units at end of period	442	$28.61

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per unit amounts	2026	2025	2026	2025
Weighted-average grant date fair value per unit	$30.42	$—	$30.42	$25.90
Fair value of PRSUs that vested	$—	$—	$—	$2,237

Performance-contingent restricted stock units: There was no performance-contingent RSU balance or activity for the three and six months ended June 30, 2026 and 2025.

Restricted stock units: The following table summarizes service-based RSU activity for the six months ended June 30, 2026:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at beginning of period	51	$29.21
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at end of period	51	$29.21

The following table provides additional service-based RSU information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per unit amounts	2026	2025	2026	2025
Weighted-average grant date fair value per unit	$—	$—	$—	$29.74
Fair value of RSUs that vested	$—	$—	$—	$—

Restricted stock awards: The following table summarizes RSA activity for the six months ended June 30, 2026:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at beginning of period	329	$29.22
Granted	130	34.83
Vested	(46)	26.81
Forfeited	(14)	29.18
Non-vested shares at end of period	399	$31.33

The following table provides additional RSA information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2026	2025	2026	2025
Weighted-average grant date fair value per share	$34.83	$26.52	$34.83	$29.22
Fair value of RSAs that vested	$1,390	$981	$1,614	$999

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

Note 13. Segment Reporting

The Company has one reportable segment: consumer finance. Consolidated net income is the measure used by the CODM in evaluating the segment profit or loss of the Company. The CODM either reviews or is otherwise regularly provided with amounts for the following measures in the Company’s financial results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2026	2025	2026	2025
Interest income	$140,293	$130,244	$280,535	$257,013
Fee income	9,985	10,451	20,039	20,235
Insurance income, net	10,976	11,499	22,786	22,796
Other income	6,752	5,248	11,936	10,365
Provision for credit losses	69,006	60,587	133,874	118,579
Share-based compensation expense	2,392	2,798	4,291	6,299
Depreciation and amortization expense	3,213	2,397	6,315	4,697
Interest expense	22,993	20,426	45,916	40,197
Income tax expense	2,410	3,344	5,844	5,498

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

Note 14. Subsequent Events

Quarterly cash dividend: In July 2026, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on September 16, 2026 to shareholders of record at the close of business on August 19, 2026. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (which was filed with the SEC on February 20, 2026), our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 (which was filed with the SEC on May 1, 2026), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of June 30, 2026, we operate under the name “Regional Finance” online and in 357 branch locations in 20 states across the United States, serving 563,600 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

•
Large Loans (>$2,500) – As of June 30, 2026, we had 293.1 thousand large installment loans outstanding, representing $1.7 billion in net finance receivables. This included 85.4 thousand large loan convenience checks, representing $286.5 million in net finance receivables.
•
Small Loans (≤$2,500) – As of June 30, 2026, we had 270.5 thousand small installment loans outstanding, representing $488.6 million in net finance receivables. This included 138.1 thousand small loan convenience checks, representing $211.9 million in net finance receivables.
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

Growth in Loan Portfolio. The revenue that we generate from interest and fees is largely driven by the balance of loans that we originate. We source our loans through our branches, centrally-managed direct mail program, digital partners, and consumer website. The majority of our loans, regardless of origination channel, are serviced through our branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers we are able to serve. We grew our state footprint from 19 to 20 states in May 2026, expanding our operations to Florida. We continue to assess our branch network for clear opportunities to add branches in new and existing states where it is favorable for us to conduct business or consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of June 30, 2026, representing 80% of our total debt balance.

Operating Costs. Our financial results are impacted by the costs of operations and head office functions. Those costs are included in general and administrative expenses within our consolidated statements of comprehensive income.

Bank Partnership Program. On March 2, 2026, we entered an agreement with Column, under which Column originates certain unsecured and auto-secured installment loan products offered through our platform and other approved channels. This program is an important enabler of our long-term strategy, providing greater product and operational uniformity across states, faster entry into new markets, expanded relationships with our customers, and attractive unit economics as it scales. We act as Column's service provider and program manager by performing marketing, processing, and servicing activities. We will purchase any such loans offered by Column, except in limited circumstances.

The bank partnership program impacts the timing and classification of certain revenues and expenses as compared to loans originated under our state-licensed operations. For loans originated under the program, we earn marketing and processing fees from Column that are recognized in other income at the time of origination. In contrast, origination fees associated with loans originated directly by us are generally deferred and recognized in interest and fee income over the life of the loan using the constant yield method. We also receive servicing fee income related to loans retained by Column that are recognized in other income.

In addition, certain personnel and digital affiliate marketing costs that would otherwise be deferred and recognized over the life of a state-licensed originated loan are generally expensed as incurred for loans originated under the bank partnership program within personnel expense and marketing expense, respectively. Other program costs include monthly platform fees and certain ongoing program monitoring expenses that are recorded to other expenses.

As bank partnership loan volumes increase, the program may result in differences in the timing and classification of certain revenues and expenses and changes the classification of those amounts within the statement of comprehensive income. Accordingly, growth in bank partnership loan volume may affect the comparability of period-to-period trends in interest and fee income, other income, and general and administrative expenses, as compared to periods prior to the implementation of the program.

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

Other Income. Our other income consists of late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment, interest income from restricted cash, commissions earned from the sale of club membership products, investment income from restricted AFS securities, and marketing and processing fee income earned through our bank partnership program.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized) for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$150,278	28.4%	$140,695	29.4%	$300,574	28.4%	$277,248	29.2%
Insurance income, net	10,976	2.1%	11,499	2.4%	22,786	2.2%	22,796	2.4%
Other income	6,752	1.3%	5,248	1.1%	11,936	1.0%	10,365	1.1%
Total revenue	168,006	31.8%	157,442	32.9%	335,296	31.6%	310,409	32.7%
Expenses
Provision for credit losses	69,006	13.0%	60,587	12.7%	133,874	12.6%	118,579	12.5%

Personnel	39,433	7.5%	38,584	8.1%	78,775	7.4%	79,726	8.4%
Occupancy	7,252	1.4%	6,911	1.4%	14,731	1.4%	13,817	1.5%
Marketing	4,889	0.9%	5,059	1.1%	9,070	0.9%	10,465	1.1%
Other	13,870	2.6%	12,391	2.6%	27,532	2.6%	24,980	2.6%
Total general and administrative	65,444	12.4%	62,945	13.2%	130,108	12.3%	128,988	13.6%

Interest expense	22,993	4.4%	20,426	4.2%	45,916	4.3%	40,197	4.2%
Income before income taxes	10,563	2.0%	13,484	2.8%	25,398	2.4%	22,645	2.4%
Income taxes	2,410	0.5%	3,344	0.7%	5,844	0.6%	5,498	0.6%
Net income	$8,153	1.5%	$10,140	2.1%	$19,554	1.8%	$17,147	1.8%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results for the periods indicated:

	Income Statement Quarterly Trend
In thousands, except per share amounts	2Q 25	3Q 25	4Q 25	1Q 26	2Q 26	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$140,695	$148,672	$153,029	$150,296	$150,278	$(18)	$9,583
Insurance income, net	11,499	11,391	11,386	11,810	10,976	(834)	(523)
Other income	5,248	5,424	5,287	5,184	6,752	1,568	1,504
Total revenue	157,442	165,487	169,702	167,290	168,006	716	10,564
Expenses
Provision for credit losses	60,587	60,474	66,379	64,868	69,006	(4,138)	(8,419)

Personnel	38,584	39,517	40,394	39,342	39,433	(91)	(849)
Occupancy	6,911	7,160	7,227	7,479	7,252	227	(341)
Marketing	5,059	4,212	3,874	4,181	4,889	(708)	170
Other	12,391	13,179	13,024	13,662	13,870	(208)	(1,479)
Total general and administrative	62,945	64,068	64,519	64,664	65,444	(780)	(2,499)

Interest expense	20,426	21,971	22,646	22,923	22,993	(70)	(2,567)
Income before income taxes	13,484	18,974	16,158	14,835	10,563	(4,272)	(2,921)
Income taxes	3,344	4,618	3,249	3,434	2,410	1,024	934
Net income	$10,140	$14,356	$12,909	$11,401	$8,153	$(3,248)	$(1,987)
Net income per common share:
Basic	$1.07	$1.53	$1.40	$1.24	$0.91	$(0.33)	$(0.16)
Diluted	$1.03	$1.42	$1.30	$1.18	$0.85	$(0.33)	$(0.18)
Weighted-average shares outstanding:
Basic	9,504	9,370	9,233	9,163	8,988	175	516
Diluted	9,843	10,133	9,941	9,662	9,604	58	239

	Balance Sheet & Other Key Metrics Quarterly Trends
	2Q 25	3Q 25	4Q 25	1Q 26	2Q 26	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$1,967,131	$2,028,266	$2,103,930	$2,072,750	$2,129,594	$56,844	$162,463
Net finance receivables	$1,960,364	$2,053,017	$2,140,199	$2,104,001	$2,148,253	$44,252	$187,889
Allowance for credit losses	$202,800	$212,000	$220,900	$219,500	$224,000	$4,500	$21,200
Debt	$1,509,133	$1,581,992	$1,650,764	$1,621,398	$1,675,942	$54,544	$166,809
Interest and fee yield	29.4%	29.7%	29.3%	28.3%	28.4%	0.1%	(1.0)%
Efficiency ratio	40.0%	38.7%	38.0%	38.7%	39.0%	0.3%	(1.0)%
Operating expense ratio	13.2%	12.8%	12.4%	12.2%	12.4%	0.2%	(0.8)%
Delinquency rate	6.6%	7.0%	7.5%	7.2%	7.0%	(0.2)%	0.4%
Net credit loss rate	11.9%	10.2%	11.0%	12.5%	12.2%	(0.3)%	0.3%
Book value per share	$36.43	$37.94	$39.05	$40.25	$40.51	$0.26	$4.08

Comparison of June 30, 2026, versus June 30, 2025

The following discussion and table describe the changes in finance receivables by product type for the periods indicated:

•
Large Loans (>$2,500) – Large loans outstanding increased by $246.3 million, or 17.4%, to $1.7 billion at June 30, 2026, from $1.4 billion at June 30, 2025. The increase was due to growth in our auto-secured loan portfolio, the growth of receivables in branches opened during 2025 and 2026, and the transition of small loan customers to large loans.
•
Small Loans (≤$2,500) – Small loans outstanding decreased by $58.4 million, or 10.7%, to $488.6 million at June 30, 2026, from $547.0 million at June 30, 2025. The decrease was driven by tightened underwriting in higher-risk business amid a more competitive environment for new customer acquisition, and the transition of small loan customers to large loans, partially offset by growth of receivables in branches opened during 2025 and 2026.

Dollars in thousands	June 30, 2026	June 30, 2025	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$1,659,685	$1,413,367	$246,318	17.4%
Small loans	488,568	546,997	(58,429)	(10.7)%
Total	$2,148,253	$1,960,364	$187,889	9.6%
Number of branches	357	352	5	1.4%
Net finance receivables per branch	$6,018	$5,569	$449	8.1%

Comparison of the Three Months Ended June 30, 2026, versus the Three Months Ended June 30, 2025

Net Income. Net income decreased $2.0 million, or 19.6%, to $8.2 million during the three months ended June 30, 2026, from $10.1 million during the prior-year period. The change in net income is explained in greater detail below.

Revenue. Total revenue increased $10.6 million, or 6.7%, to $168.0 million during the three months ended June 30, 2026, from $157.4 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $9.6 million, or 6.8%, to $150.3 million during the three months ended June 30, 2026, from $140.7 million during the prior-year period. The increase was primarily due to a 10.6% increase in average net finance receivables, partially offset by a 1.0% decrease in interest and fee yield. The decrease in yield was primarily due to changes in portfolio mix, including a higher percentage of large and auto-secured loans and a shift toward larger balance small loans with longer maturities, which generally carry lower interest rates.

The following table sets forth the average net finance receivables balance and interest and fee yield for our loan products for the periods indicated:

	Three Months Ended June 30,			Three Months Ended June 30,
Dollars in thousands	2026	2025	YoY % Inc (Dec)	2026	2025	YoY Inc (Dec)
Large loans	$1,620,686	$1,372,783	18.1%	26.6%	26.6%	—
Small loans	494,693	540,106	(8.4)%	34.3%	36.5%	(2.2)%
Total	$2,115,379	$1,912,889	10.6%	28.4%	29.4%	(1.0)%

Total originations decreased to $503.6 million during the three months ended June 30, 2026, from $510.3 million during the prior-year period. Small loan originations decreased $41.5 million, or 23.9%, driven by tightened underwriting in higher-risk business amid a more competitive environment for new customer acquisition. This decrease was partially offset by a $34.8 million, or 10.4%, increase in large loan originations, driven by growth in our auto-secured loan portfolio, new branches opened during 2025 and 2026, and the transition of small loan customers to large loans. The following table represents the principal balance of loans originated, refinanced, and purchased for the periods indicated:

	Three Months Ended June 30,
Dollars in thousands	2026	2025	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$371,319	$336,473	$34,846	10.4%
Small loans	132,316	173,856	(41,540)	(23.9)%
Total	$503,635	$510,329	$(6,694)	(1.3)%

The following table summarizes the components of the increase in interest and fee income when comparing the three months ended June 30, 2026 and 2025:

	Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$16,516	$(95)	$(18)	$16,403
Small loans	(4,140)	(2,926)	246	(6,820)
Product mix	2,517	(1,781)	(736)	—
Total	$14,893	$(4,802)	$(508)	$9,583

Insurance Income, Net. Insurance income, net decreased $0.5 million, or 4.5% to $11.0 million during the three months ended June 30, 2026, from $11.5 million during the prior-year period. During both the three months ended June 30, 2026 and 2025, personal property insurance premiums represented the largest component of aggregate earned insurance premiums, and life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net for the periods indicated:

	Three Months Ended June 30,
Dollars in thousands	2026	2025	YoY $ B(W)	YoY % B(W)
Earned premiums	$14,437	$14,278	$159	1.1%
Claims, reserves, and certain direct expenses	(3,461)	(2,779)	(682)	(24.5)%
Insurance income, net	$10,976	$11,499	$(523)	(4.5)%

Earned premiums increased by $0.2 million, and claims, reserves, and certain direct expenses increased by $0.7 million, in each case compared to the prior-year period. The increase in insurance premiums was primarily due to increases in personal property insurance premiums and life insurance premiums. Claims, reserves, and direct expenses increased primarily due to a prior-year release in personal property insurance reserves related to previous hurricane activity.

Other Income. Other income increased $1.5 million, or 28.7%, to $6.8 million during the three months ended June 30, 2026, from $5.2 million during the prior-year period, primarily due to marketing and processing fee income earned through our bank partnership program of $1.7 million, partially offset by a decrease in interest income of $0.2 million from decreases in our restricted cash balances year-over-year.

Provision for Credit Losses. Our provision for credit losses increased $8.4 million, or 13.9%, to $69.0 million during the three months ended June 30, 2026, from $60.6 million during the prior-year period. The increase was due to an increase in net credit losses of $7.6 million and the sequential change in the allowance for credit losses of $0.8 million, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the three months ended June 30, 2026 and 2025, the allowance for credit losses included builds of $4.5 million and $3.7 million, respectively. The allowance for credit losses as a percentage of net finance receivables increased to 10.4% as of June 30, 2026, from 10.3% as of June 30, 2025. The higher build in the allowance year-over-year was primarily driven by portfolio growth and changes in estimated future macroeconomic impacts on credit losses.

Net Credit Losses. Net credit losses increased $7.6 million, or 13.4%, to $64.5 million during the three months ended June 30, 2026, from $56.9 million during the prior-year period. The net credit loss rate was 12.2% during the three months ended June 30, 2026, compared to 11.9% during the prior-year period. The increase in the net credit loss rate included a 20 basis point impact from slower portfolio growth over the first six months of 2026 compared to the same period in 2025.

Delinquency Performance. Our delinquency rate increased to 7.0% as of June 30, 2026 from 6.6% as of the prior-year period, primarily driven by slower portfolio growth during the first six months of 2026 compared to the same period in 2025, which contributed approximately 20 basis points to the increase, and the continued impact of legacy balances from higher-risk segments that we have since tightened.

The following tables include delinquency balances by aging category and by product for the periods indicated:

	Contractual Delinquency by Aging
Dollars in thousands	June 30, 2026		June 30, 2025
Current	$1,824,145	84.9%	$1,672,027	85.3%
1 to 29 days past due	174,752	8.1%	158,951	8.1%
Delinquent accounts:
30 to 59 days	40,971	2.0%	35,362	1.8%
60 to 89 days	32,763	1.5%	28,949	1.5%
90 to 119 days	26,497	1.2%	22,348	1.1%
120 to 149 days	24,404	1.1%	21,625	1.1%
150 to 179 days	24,721	1.2%	21,102	1.1%
Total delinquency	$149,356	7.0%	$129,386	6.6%
Total net finance receivables	$2,148,253	100.0%	$1,960,364	100.0%

	Contractual Delinquency by Product
Dollars in thousands	June 30, 2026		June 30, 2025
Large loans	$97,228	5.9%	$76,690	5.4%
Small loans	52,128	10.7%	52,696	9.6%
Total	$149,356	7.0%	$129,386	6.6%

General and Administrative Expenses. Our general and administrative expenses increased $2.5 million, or 4.0%, to $65.4 million during the three months ended June 30, 2026, from $62.9 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $0.8 million, or 2.2%, to $39.4 million during the three months ended June 30, 2026, from $38.6 million during the prior-year period. The increase was primarily driven by increased labor costs of $1.0 million to support growth (including labor costs associated with the bank partnership program of $0.5 million that are expensed as incurred rather than deferred, as described above in “Factors Affecting Our Results of Operations”), incremental executive transition costs of $0.4 million, and a reduction in capitalized loan origination costs of $0.2 million (which increased personnel expenses). The increase was partially offset by lower incentive compensation of $0.9 million.

Occupancy. Occupancy expenses increased $0.3 million, or 4.9%, to $7.3 million during the three months ended June 30, 2026, from $6.9 million during the prior-year period, primarily due to expenses associated with opening 12 new branches since the prior-year period.

Marketing. Marketing expenses decreased $0.2 million, or 3.4%, to $4.9 million during the three months ended June 30, 2026, from $5.1 million during the prior-year period, primarily due to optimization of our framework for direct mail marketing of $0.4 million, partially offset by digital marketing costs associated with the bank partnership program of $0.2 million that are expensed as incurred rather than deferred, as described above in “Factors Affecting Our Results of Operations.”

Other Expenses. Other expenses increased $1.5 million, or 11.9%, to $13.9 million during the three months ended June 30, 2026, from $12.4 million during the prior-year period. Other expenses increased $0.9 million due to deployment of digital and technological capabilities, including our new front-end branch origination platform, and bank partnership fees of $0.2 million. In addition, we often experience increases in other expenses including legal expenses, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our operating expense ratio decreased to 12.4% during the three months ended June 30, 2026, from 13.2% during the prior-year period. Our operating expense ratio has improved as we have grown our loan portfolio and controlled expense growth.

Interest Expense. Interest expense increased $2.6 million, or 12.6%, to $23.0 million during the three months ended June 30, 2026, from $20.4 million during the prior-year period primarily due to an increase in the average balance of our debt facilities. The average balance of our debt facilities increased to $1.6 billion during the three months ended June 30, 2026, from $1.5 billion during the prior-year period. Our cost of funds increased 0.2% to 4.4% during the three months ended June 30, 2026, from 4.2% during the prior-year period.

Income Taxes. Income taxes decreased $0.9 million, or 27.9%, to $2.4 million during the three months ended June 30, 2026, from $3.3 million during the prior-year period. The decrease was primarily due to a $2.9 million decrease in income before taxes compared to the prior-year period. Our effective tax rates were 22.8% and 24.8% for the three months ended June 30, 2026 and 2025, respectively.

Comparison of the Six Months Ended June 30, 2026, versus the Six Months Ended June 30, 2025

Net Income. Net income increased $2.4 million, or 14.0%, to $19.6 million during the six months ended June 30, 2026, from $17.1 million during the prior-year period. The change in net income is explained in greater detail below.

Revenue. Total revenue increased $24.9 million, or 8.0%, to $335.3 million during the six months ended June 30, 2026, from $310.4 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $23.3 million, or 8.4%, to $300.6 million during the six months ended June 30, 2026, from $277.2 million during the prior-year period, primarily due to an 11.5% increase in average net finance receivables. The increase was partially offset by a 0.8% decrease in interest and fee yield. The decrease in yield was primarily due to changes in portfolio mix, including a higher percentage of large and auto-secured loans and a shift toward larger balance small loans with longer maturities, which generally carry lower interest rates.

The following table sets forth the average net finance receivables balance and interest and fee yield for our loan products for the periods indicated:

	Six Months Ended June 30,			Six Months Ended June 30,
Dollars in thousands	2026	2025	YoY % Inc (Dec)	2026	2025	YoY Inc (Dec)
Large loans	$1,606,667	$1,356,543	18.4%	26.5%	26.4%	0.1%
Small loans	512,765	544,520	(5.8)%	34.3%	36.2%	(1.9)%
Total	$2,119,432	$1,901,063	11.5%	28.4%	29.2%	(0.8)%

Total originations decreased to $891.6 million during the six months ended June 30, 2026, from $902.4 million during the prior-year period. Small loan originations decreased $69.4 million, or 21.4%, driven by tightened underwriting in higher-risk business amid a more competitive environment for new customer acquisition. This decrease was partially offset by a $58.5 million, or 10.1%, increase in large loan originations, driven by growth in our auto-secured loan portfolio, new branches opened during 2025 and 2026, and the transition of small loan customers to large loans. The following table represents the principal balance of loans originated, refinanced, and purchased for the periods indicated:

	Six Months Ended June 30,
Dollars in thousands	2026	2025	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$636,779	$578,282	$58,497	10.1%
Small loans	254,809	324,167	(69,358)	(21.4)%
Total	$891,588	$902,449	$(10,861)	(1.2)%

The following table summarizes the components of the increase in interest and fee income when comparing the six months ended June 30, 2026 and 2025:

	Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$32,968	$687	$126	$33,781
Small loans	(5,741)	(5,006)	292	(10,455)
Product mix	4,620	(3,324)	(1,296)	—
Total	$31,847	$(7,643)	$(878)	$23,326

Insurance Income, Net. Insurance income, net remained consistent at $22.8 million during the six months ended June 30, 2026, and the prior-year period. During both the six months ended June 30, 2026 and 2025, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. During both the six months ended June 30, 2026 and 2025, life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net for the periods indicated:

	Six Months Ended June 30,
Dollars in thousands	2026	2025	YoY $ B(W)	YoY % B(W)
Earned premiums	$29,349	$28,641	$708	2.5%
Claims, reserves, and certain direct expenses	(6,563)	(5,845)	(718)	(12.3)%
Insurance income, net	$22,786	$22,796	$(10)	—

Earned premiums increased by $0.7 million, and claims, reserves, and certain direct expenses increased by $0.7 million, in each case compared to the prior-year period. The increase in insurance premiums was primarily due to increases in personal property insurance premiums and life insurance premiums. Claims, reserves, and direct expenses increased primarily due to a prior-year release in personal property insurance reserves related to previous hurricane activity.

Other Income. Other income increased $1.6 million, or 15.2%, to $11.9 million during the six months ended June 30, 2026, from $10.4 million during the prior-year period, primarily due to marketing and processing fee income earned through our bank partnership program of $1.8 million and an increase in sales of our club membership products of $0.4 million, partially offset by a decrease in interest income of $0.6 million from decreases in our restricted cash balances compared to the prior-year period.

Provision for Credit Losses. Our provision for credit losses increased $15.3 million, or 12.9%, to $133.9 million during the six months ended June 30, 2026, from $118.6 million during the prior-year period. The increase was due to an increase in net credit losses of $15.5 million, partially offset by the change in the allowance for credit losses of $0.2 million, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the six months ended June 30, 2026 and 2025, the allowance for credit losses included builds of $3.1 million and $3.3 million, respectively. The allowance for credit losses as a percentage of net finance receivables increased to 10.4% as of June 30, 2026, from 10.3% as of June 30, 2025, primarily due to changes in estimated future macroeconomic impacts on credit losses.

Net Credit Losses. Net credit losses increased $15.5 million, or 13.4%, to $130.8 million during the six months ended June 30, 2026, from $115.3 million during the prior-year period. The net credit loss rate was 12.3% during the six months ended June 30, 2026, compared to 12.1% during the prior-year period. The increase in the net credit loss rate included a 10 basis point impact from slower portfolio growth over the first six months of 2026 compared to the same period in 2025.

Delinquency Performance. Our delinquency rate increased to 7.0% as of June 30, 2026, from 6.6% as of the prior-year period, primarily driven by slower portfolio growth during the first six months of 2026 compared to the same period in 2025, which contributed approximately 20 basis points to the increase, and the continued impact of legacy balances from higher-risk segments that we have since tightened.

General and Administrative Expenses. Our general and administrative expenses increased $1.1 million, or 0.9%, to $130.1 million during the six months ended June 30, 2026, from $129.0 million during the prior-year period. The absolute dollar increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which decreased $1.0 million, or 1.2%, to $78.8 million during the six months ended June 30, 2026, from $79.7 million during the prior-year period. The decrease was driven by lower incentives compensation of $1.4 million, decreased executive transition costs of $0.8 million, and higher capitalized loan origination costs, which reduce personnel expenses, of $0.4 million. The decrease was partially offset by higher labor costs of $1.4 million to support growth (including labor costs associated with the bank partnership program of $0.5 million that are expensed as incurred rather than deferred, as described above in “Factors Affecting Our Results of Operations”).

Occupancy. Occupancy expenses increased $0.9 million, or 6.6%, to $14.7 million during the six months ended June 30, 2026, from $13.8 million during the prior-year period, primarily due to expenses associated with opening 12 new branches since the prior-year period.

Marketing. Marketing expenses decreased $1.4 million, or 13.3%, to $9.1 million during the six months ended June 30, 2026, from $10.5 million during the prior-year period, primarily due to optimization of our framework for direct mail marketing of $1.7 million, partially offset by digital marketing costs associated with the bank partnership program of $0.2 million that are expensed as incurred rather than deferred, as described above in “Factors Affecting Our Results of Operations.”

Other Expenses. Other expenses increased $2.6 million, or 10.2%, to $27.5 million during the six months ended June 30, 2026, from $25.0 million during the prior-year period. Other expenses increased $1.8 million due to deployment of digital and technological capabilities, including our new front-end branch origination platform, and bank partnership fees of $0.4 million. In addition, we often experience increases in other expenses including legal expenses, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our operating expense ratio decreased by 1.3% to 12.3% during the six months ended June 30, 2026, from 13.6% during the prior-year period.

Interest Expense. Interest expense increased $5.7 million, or 14.2%, to $45.9 million during the six months ended June 30, 2026, from $40.2 million during the prior-year period primarily due to an increase in the average balance of our debt facilities. The average balance of our debt facilities increased to $1.6 billion during the six months ended June 30, 2026, from $1.5 billion during the prior-year period. Our cost of funds increased 0.1% to 4.3% during the six months ended June 30, 2026, from 4.2% during the prior-year period.

Income Taxes. Income taxes increased $0.3 million, or 6.3%, to $5.8 million during the six months ended June 30, 2026, from $5.5 million during the prior-year period. The increase was primarily due to a $2.8 million increase in income before income taxes compared to the prior-year period. Our effective tax rates were 23.0% and 24.3% for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of June 30, 2026, our funded debt-to-equity ratio was 4.4 to 1.0 and stockholders’ equity ratio was 17.8%, compared to 4.4 to 1.0 and 17.7%, respectively, as of December 31, 2025.

Cash increased to $6.8 million as of June 30, 2026, from $3.8 million as of December 31, 2025. We had immediate availability to draw down cash from our revolving credit facilities of $121.1 million and $145.3 million as of June 30, 2026 and December 31, 2025, respectively. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $441.6 million and $511.4 million as of June 30, 2026 and December 31, 2025, respectively. Our debt balance was $1.7 billion as of both June 30, 2026 and December 31, 2025.

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. As of June 30, 2026, the revolving period maturities of our securitizations and warehouse credit facilities (each as described below within “Financing Arrangements and Restricted Cash Reserve Accounts”) ranged from July 2026 to April 2028, with the exception of the RMIT 2022-1 securitization, for which the revolving period ended in February 2025. We had not exercised our right to redeem the notes of this securitization as of June 30, 2026. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Dividends and Stock Repurchases.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the quarterly dividends declared and paid for the six months ended June 30, 2026:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share	Dividends Paid (in thousands)
1Q 26	February 4, 2026	February 19, 2026	March 12, 2026	$0.30	$3,419
2Q 26	April 29, 2026	May 20, 2026	June 10, 2026	0.30	$2,721
Totals				$0.60	$6,140

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

In December 2024, we announced that the Board had authorized a $30.0 million stock repurchase program. The authorization was effective immediately and extended through December 31, 2026. In November 2025, we announced that our Board had approved a $30.0 million increase in the amount authorized under the stock repurchase program announced in December 2024, from $30.0 million to $60.0 million. The authorization was effective immediately and extends through June 30, 2027. As of June 30, 2026, we had repurchased 1.2 million shares of common stock at a total cost of $40.3 million, including commissions and excise taxes, over the life of the program.

Cash Flow.

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2026 was $161.8 million, compared to $142.3 million during the prior-year period, a net increase of $19.4 million. The increase in net cash provided was primarily due to the year-over-year growth of our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment. Net cash used in investing activities during the six months ended June 30, 2026 was $145.1 million, compared to $165.4 million during the prior-year period, a net decrease in cash used of $20.3 million. The decrease in net cash used was primarily due to higher repayments of finance receivables, which partially offset cash outflows from new originations and purchases of restricted AFS investments.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities during the six months ended June 30, 2026 was $3.9 million, compared to $9.4 million during the prior-year period, a net decrease of $5.4 million. The decrease in net cash provided was primarily due to a decrease in the net advances on debt instruments of $5.8 million and an increase in the repurchases of common stock of $1.2 million, partially offset by a decrease in payments for debt issuance costs of $2.1 million.

Financing Arrangements and Restricted Cash Reserve Accounts.

As of June 30, 2026, we had five credit facilities outstanding and, from time to time, we engage in the private offering and sale of asset-backed notes. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions. Our debt arrangements described below, other than our senior revolving credit facility, are issued by each of our RMR and RMIT SPEs, which are considered VIEs under GAAP. These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $95.5 million and $81.8 million as of June 30, 2026 and December 31, 2025, respectively. Our debt arrangements also contain various debt covenants. We were in compliance with all such debt covenants as of June 30, 2026.

Revolving Credit Facilities. The following is a summary of our revolving credit facilities as of June 30, 2026:

Dollars in thousands	Capacity	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Maturity Date
Senior	$355,000	$208,137	6.4%	$—	$—	Aug 2028
RMR IV warehouse	$125,000	$28,516	5.9%	$359	$2,754	May 2028
RMR V warehouse	$100,000	$43,106	6.0%	$268	$4,128	Nov 2028
RMR VI warehouse	$75,000	$30,621	5.7%	$204	$2,848	Apr 2029
RMR VII warehouse	$125,000	$29,882	5.7%	$195	$2,959	Oct 2028

Securitizations. The following is a summary of our securitizations as of June 30, 2026:

Dollars in thousands	Issue Amount	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Revolving Period End Date	Maturity Date
RMIT 2021-2	$200,000	$200,192	2.3%	$2,083	$16,145	Jul 2026	Aug 2033
RMIT 2021-3	$125,000	$125,202	3.9%	$1,471	$15,400	Sep 2026	Oct 2033
RMIT 2022-1	$250,000	$53,038	5.2%	$2,646	$6,005	Feb 2025	Mar 2032
RMIT 2024-1	$187,305	$187,788	6.2%	$1,078	$9,549	May 2027	Jul 2036
RMIT 2024-2	$250,000	$250,557	5.3%	$1,418	$11,948	Nov 2026	Dec 2033
RMIT 2025-1	$265,000	$265,585	5.3%	$1,489	$12,455	Mar 2027	Apr 2034
RMIT 2025-2	$252,810	$253,318	4.8%	$1,389	$11,299	Oct 2027	Nov 2037

RMC Reinsurance. Our wholly owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. These reserves are comprised of restricted cash and restricted AFS investments. As of June 30, 2026, the reserves totaled $25.4 million.

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with 10% increased weighting towards slower near-term growth that would have increased our reserves as of June 30, 2026 by $1.6 million.

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

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of June 30, 2026, the interest rates on 80% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and multiple revolving warehouse credit facilities. As of June 30, 2026, the balances and key terms of the credit facilities’ interest rate risk were as follows:

Revolving Credit Facility	Debt Balance (in thousands)	Interest Payment Frequency	Floor	Margin	Rate Type	Effective Interest Rate
Senior	$208,137	Monthly	0.5%	2.8%	1-month SOFR	6.4%
RMR IV warehouse	28,516	Monthly	—	2.3%	1-month SOFR	5.9%
RMR V warehouse	43,106	Monthly	—	2.1%	Conduit	6.0%
RMR VI warehouse	30,621	Monthly	—	2.1%	1-month SOFR	5.7%
RMR VII warehouse	29,882	Monthly	—	2.1%	1-month SOFR	5.7%
Total	$340,262

Based on the underlying rates and the outstanding balances as of June 30, 2026, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $3.4 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, other than the risk factor set forth in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (which was filed with the SEC on February 20, 2026), which could materially affect our business, financial condition, and/or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our share repurchase transactions (excluding both commissions and excise taxes) during the three months ended June 30, 2026:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2026 — April 30, 2026	136,325	$36.68	136,325	$20,000,039
May 1, 2026 — May 31, 2026	—	—	—	$20,000,039
June 1, 2026 — June 30, 2026	—	—	—	$20,000,039
Total	136,325	$36.68	136,325

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

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2026, none of the Company’s officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
10.1	First Amendment to the Loan and Security Agreement, dated as of April 28, 2026, by and among Regional Management Corp. and its subsidiaries named as borrowers therein, the financial institutions named as lenders therein, and Bank of Montreal, as agent.		8-K	001-35477	10.1	05/04/2026
10.2	Amendment No. 8 to the Credit Agreement, dated as of April 28, 2026, by and among Regional Management Corp., as servicer, Regional Management Receivables IV, LLC, as borrower, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, acting through its Corporate Trust Services division, including its successors and permitted assigns, as account bank, securities intermediary, and backup servicer.		8-K	001-35477	10.2	05/04/2026
10.3	Amendment No. 8 to the Credit Agreement, dated as of April 28, 2026, by and among Regional Management Corp., as servicer, Regional Management Receivables V, LLC, as borrower, the lenders from time to time parties thereto, Computershare Trust Company, National Association, acting through its Corporate Trust Services division, including its successors and permitted assigns, as account bank and backup servicer, and JPMorgan Chase Bank, N.A., as administrative agent.		8-K	001-35477	10.3	05/04/2026
10.4	Fourth Amendment to Credit Agreement and Consent, dated as of April 28, 2026, by and among Regional Management Corp., as servicer, Regional Management Receivables VI, LLC, as borrower, the lenders parties thereto, and Regions Bank, as administrative agent and securities intermediary, and Computershare Trust Company, N.A. as backup servicer.		8-K	001-35477	10.4	05/04/2026
10.5	Fourth Amendment to Credit Agreement and Consent, dated as of April 28, 2026, by and among Regional Management Corp., as servicer, Regional Management Receivables VII, LLC, as borrower, the lenders parties thereto, Computershare Trust Company, N.A. as securities intermediary and backup servicer, and BMO Capital Markets Corp., as administrative agent.		8-K	001-35477	10.5	05/04/2026
10.6†	Regional Management Corp. 2024 Long-Term Incentive Plan (as Amended and Restated Effective as of May 14, 2026).		8-K	001-35477	10.1	05/19/2026

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	X
32.1	Section 1350 Certifications	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

† Indicates a management contract or a compensatory plan, contract, or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIONAL MANAGEMENT CORP.

Date: July 31, 2026	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial and Administrative Officer
(Principal Financial Officer and Duly Authorized Officer)