Form 10-Q
period 2026-09-30
Regional Management Corp.
filed 2026-10-30
CIK 1519401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 27, 2026, the registrant had outstanding 8,947,424 shares of Common Stock, $0.10 par value.

Regional Management Corp.

QUARTERLY Report on Form 10-Q

Fiscal Quarter Ended September 30, 2026

GLOSSARY

Terms and abbreviations used in this report are defined below:

Term or Abbreviation	Definition
2015 Plan	2015 Long-Term Incentive Plan
2024 Plan	2024 Long-Term Incentive Plan
AFS	available-for-sale
APR	annual percentage rate
ASU	Accounting Standards Update
Board	the Company's Board of Directors
B(W)	comparatively better shown as positives, comparatively worse shown as negatives
CODM	Chief Operating Decision Maker
Column	Column National Association, a national banking association
Company	Regional Management Corp.
Cost of funds	annualized (as applicable) interest expense as a percentage of average net finance receivables
Debt balance	the balance for each respective debt agreement, composed of principal balance and accrued interest
Delinquency rate	delinquent loans outstanding as a percentage of ending net finance receivables
Efficiency ratio	annualized (as applicable) general and administrative expenses as a percentage of total revenue
Exchange Act	the Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO	Fair Isaac Corporation
Funded debt-to-equity ratio	debt divided by total stockholders' equity
GAAP	U.S. Generally Accepted Accounting Principles
Inc (Dec)	comparative increases shown as positives, comparative decreases shown as negatives
Interest and fee yield	annualized (as applicable) interest and fee income as a percentage of average net finance receivables
Issuance Trust	the Company's indirect SPE through which private offerings and sales consisting of the issuance of classes of fixed-rate, asset-backed notes are completed
KTIP	key team member incentive program
LGD	loss given default
LTIP	long-term incentive program
Net credit loss rate	annualized (as applicable) net credit losses as a percentage of average net finance receivables
NQSO	nonqualified stock option
Operating expense ratio	annualized (as applicable) general and administrative expenses as a percentage of average net finance receivables
PD	probability of default
PRSU	performance restricted stock unit
QoQ	quarter-over-quarter
RMIT	Regional Management Issuance Trust
RMR	Regional Management Receivables
RMR III	Regional Management Receivables III, LLC
RMR IV	Regional Management Receivables IV, LLC
RMR V	Regional Management Receivables V, LLC
RMR VI	Regional Management Receivables VI, LLC
RMR VII	Regional Management Receivables VII, LLC
RSA	restricted stock award
RSU	restricted stock unit
Rule 10b5-1 trading arrangement	a trading arrangement for the sale of shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)

Term or Abbreviation	Definition
SEC	Securities and Exchange Commission
SOFR	secured overnight financing rate
SPE	wholly owned, bankruptcy-remote, special purpose entity
Stockholders' equity ratio	total stockholders' equity as a percentage of total assets
VIE	variable interest entity
YoY	year-over-year

Part I – financial information

ITEM 1. FINANCIAL STATEMENTS.

Regional Management Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value amounts)

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets
Cash	$7,628	$3,823
Net finance receivables	2,209,925	2,140,199
Unearned insurance premiums	(49,073)	(52,896)
Allowance for credit losses	(230,800)	(220,900)
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,930,052	1,866,403
Restricted cash	133,276	94,174
Lease assets	45,903	43,828
Intangible assets	36,355	31,781
Restricted AFS investments	24,015	24,211
Property and equipment	12,576	13,156
Other assets	20,634	26,554
Total assets	$2,210,439	$2,103,930
Liabilities and Stockholders’ Equity
Liabilities:
Debt	$1,749,991	$1,650,764
Unamortized debt issuance costs	(4,141)	(8,591)
Net debt	1,745,850	1,642,173
Lease liabilities	48,018	45,968
Deferred tax liabilities, net	1,090	3,345
Accounts payable and accrued expenses	34,131	39,352
Total liabilities	1,829,089	1,730,838
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.10 par value, 100,000 shares authorized, none issued or outstanding)	—	—
Common stock ($0.10 par value, 1,000,000 shares authorized, 15,411 shares issued and 9,187 shares outstanding at September 30, 2026 and 15,168 shares issued and 9,554 shares outstanding at December 31, 2025)	1,541	1,517
Additional paid-in capital	144,101	138,666
Retained earnings	436,623	410,721
Accumulated other comprehensive loss	(392)	(2)
Treasury stock (6,224 shares at September 30, 2026 and 5,614 shares at December 31, 2025)	(200,523)	(177,810)
Total stockholders’ equity	381,350	373,092
Total liabilities and stockholders’ equity	$2,210,439	$2,103,930

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Interest and fee income	$155,747	$148,672	$456,321	$425,920
Insurance income, net	10,727	11,391	33,513	34,187
Other income	12,302	5,424	24,238	15,789
Total revenue	178,776	165,487	514,072	475,896

Expenses
Provision for credit losses	66,163	60,474	200,037	179,053

Personnel	40,546	39,517	119,321	119,243
Occupancy	7,451	7,160	22,182	20,977
Marketing	5,312	4,212	14,382	14,677
Other	15,318	13,179	42,850	38,159
Total general and administrative expenses	68,627	64,068	198,735	193,056

Interest expense	24,148	21,971	70,064	62,168
Income before income taxes	19,838	18,974	45,236	41,619
Income taxes	4,725	4,618	10,569	10,116

Net income	$15,113	$14,356	$34,667	$31,503
Net income per common share:
Basic	$1.68	$1.53	$3.83	$3.32
Diluted	$1.61	$1.42	$3.63	$3.15
Weighted-average common shares outstanding:
Basic	8,975	9,370	9,041	9,493
Diluted	9,362	10,133	9,542	10,000

Other comprehensive loss, net of tax
Unrealized loss on restricted AFS investments	(437)	(9)	(496)	(91)
Income taxes on unrealized items	94	1	106	19
Other comprehensive loss, net of tax	(343)	(8)	(390)	(72)
Total comprehensive income	$14,770	$14,348	$34,277	$31,431

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	As of and for the Three Months Ended September 30, 2026
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Beginning balance	15,298	$1,530	$142,805	$424,469	$(49)	$(190,424)	$378,331
Cash dividends declared	—	—	—	(2,959)	—	—	(2,959)
Issuance of restricted stock	92	9	(9)	—	—	—	—
Exercise of stock options	63	7	—	—	—	—	7
Repurchase of common stock	—	—	—	—	—	(10,099)	(10,099)
Shares withheld related to net share settlement	(42)	(5)	(734)	—	—	—	(739)
Share-based compensation	—	—	2,039	—	—	—	2,039
Net income	—	—	—	15,113	—	—	15,113
Other comprehensive loss	—	—	—	—	(343)	—	(343)
Ending balance	15,411	$1,541	$144,101	$436,623	$(392)	$(200,523)	$381,350

	As of and for the Three Months Ended September 30, 2025
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Beginning balance	15,225	$1,522	$137,129	$389,557	$(2)	$(165,255)	$362,951
Cash dividends declared	—	—	—	(3,069)	—	—	(3,069)
Forfeiture of restricted stock	(9)	—	—	—	—	—	—
Exercise of stock options	23	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(5,051)	(5,051)
Shares withheld related to net share settlement	(19)	(2)	(175)	—	—	—	(177)
Share-based compensation	—	—	2,914	—	—	—	2,914
Net income	—	—	—	14,356	—	—	14,356
Other comprehensive loss	—	—	—	—	(8)	—	(8)
Ending balance	15,220	$1,522	$139,868	$400,844	$(10)	$(170,306)	$371,918

	As of and for the Nine Months Ended September 30, 2026
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Beginning balance	15,168	$1,517	$138,666	$410,721	$(2)	$(177,810)	$373,092
Cash dividends declared	—	—	—	(8,765)	—	—	(8,765)
Issuance of restricted stock	208	21	(21)	—	—	—	—
Exercise of stock options	105	11	—	—	—	—	11
Repurchase of common stock	—	—	—	—	—	(22,713)	(22,713)
Shares withheld related to net share settlement	(70)	(8)	(1,034)	—	—	—	(1,042)
Share-based compensation	—	—	6,490	—	—	—	6,490
Net income	—	—	—	34,667	—	—	34,667
Other comprehensive loss	—	—	—	—	(390)	—	(390)
Ending balance	15,411	$1,541	$144,101	$436,623	$(392)	$(200,523)	$381,350

	As of and for the Nine Months Ended September 30, 2025
					Accumulated
	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Beginning balance	14,921	$1,492	$130,725	$378,482	$62	$(153,683)	$357,078
Cash dividends declared	—	—	—	(9,141)	—	—	(9,141)
Issuance of restricted stock	286	29	(29)	—	—	—	—
Exercise of stock options	46	4	—	—	—	—	4
Repurchase of common stock	—	—	—	—	—	(16,623)	(16,623)
Shares withheld related to net share settlement	(33)	(3)	(264)	—	—	—	(267)
Share-based compensation	—	—	9,436	—	—	—	9,436
Net income	—	—	—	31,503	—	—	31,503
Other comprehensive loss	—	—	—	—	(72)	—	(72)
Ending balance	15,220	$1,522	$139,868	$400,844	$(10)	$(170,306)	$371,918

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$34,667	$31,503
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	200,037	179,053
Depreciation and amortization	14,694	11,723
Amortization of deferred fees and costs	(8,724)	(12,114)
Loss on disposal of intangibles, property, and equipment	225	293
Share-based compensation	6,236	9,059
Deferred income taxes, net	(2,149)	8,718
Changes in operating assets and liabilities:
Increase (decrease) in unearned insurance premiums	(3,823)	2,919
Increase in lease assets	(2,075)	(2,340)
(Increase) decrease in other assets	7,231	(1,835)
Decrease in accounts payable and accrued expenses	(4,065)	(299)
Increase in lease liabilities	2,050	2,327
Net cash provided by operating activities	244,304	229,007
Cash flows from investing activities:
Originations and purchases of finance receivables	(1,425,863)	(1,428,980)
Repayments of finance receivables	1,173,688	1,114,056
Purchases of intangible assets	(10,242)	(9,334)
Purchases of property and equipment	(3,402)	(3,307)
Purchases of restricted AFS investments	(22,060)	(19,910)
Proceeds from maturities of restricted AFS investments	22,377	19,460
Net cash used in investing activities	(265,502)	(328,015)
Cash flows from financing activities:
Advances on revolving credit facilities	1,224,763	1,356,785
Payments on revolving credit facilities	(1,037,152)	(1,290,457)
Advances on securitizations	—	265,000
Payments on securitizations	(89,039)	(228,134)
Payments for debt issuance costs	(1,468)	(5,440)
Taxes paid related to net share settlement of equity awards	(1,560)	(592)
Payments for cash dividends	(8,778)	(8,768)
Repurchases of common stock	(22,661)	(16,478)
Net cash provided by financing activities	64,105	71,916
Net change in cash and restricted cash	42,907	(27,092)
Cash and restricted cash at beginning of period	97,997	135,635
Cash and restricted cash at end of period	$140,904	$108,543
Supplemental cash flow information:
Interest paid	$63,962	$57,281
Income taxes paid	$6,303	$6,362
Operating leases paid	$10,710	$9,648
Non-cash lease assets obtained in exchange for operating lease liabilities	$10,411	$9,906

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	September 30, 2026	December 31, 2025	September 30, 2025
Cash	$7,628	$3,823	$4,084
Restricted cash	133,276	94,174	104,459
Total	$140,904	$97,997	$108,543

See accompanying notes to consolidated financial statements.

Regional Management Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

The Company was incorporated and began operations in 1987. The Company is engaged in the consumer finance business, offering large loans, small loans, and related payment and collateral protection insurance products. As of September 30, 2026, the Company operated under the name “Regional Finance” online and in branch locations in 20 states across the United States.

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

The Company has entered into a bank partnership program with Column, under which the Company acts as Column’s service provider and program manager in connection with Column's consumer installment lending program. Under this arrangement, Column is the lender on each loan, each loan application is approved or denied based on a credit policy that Column approves and controls, and Column funds each loan. The Company performs marketing and application processing activities on Column’s behalf and subject to Column’s oversight and receives marketing and processing fee income. The Company also services the loans on Column's behalf and receives servicing fee income. Following origination, Column may, in its discretion, continue to retain loans or offer them for sale to the Company. The Company purchases loans that Column offers for sale pursuant to a purchase agreement with Column, except in limited circumstances.

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

The Company issues PRSUs and RSAs to certain members of senior management under the Company’s LTIP. Prior to 2026, the Company has issued NQSOs, PRSUs, performance-contingent RSUs, service-based RSUs, and RSAs. Recurring annual grants are made at the discretion of the Board. The annual grants are subject to cliff- and graded-vesting, generally concluding at the end of the third calendar year and subject to continued employment or as otherwise provided in the underlying award agreements. Vested PRSUs are subject to an additional one-year holding period following the vesting date. The actual value of the PRSUs that may be earned can range from 0% to 150% of target based on relative total shareholder return, plus an additive 20% based on pre-provision return on assets over the performance period, resulting in a maximum payout of 170%. PRSUs granted prior to 2025 may earn 0% to 150% of target based on achievement of total shareholder return performance concluding at the end of the third calendar year.

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

Note 3. Finance Receivables, Credit Quality Information, and Allowance for Credit Losses

Net finance receivables for the periods indicated consisted of the following:

Dollars in thousands	September 30, 2026	December 31, 2025
Large loans	$1,742,013	$1,593,171
Small loans	467,912	547,028
Total	$2,209,925	$2,140,199

Net finance receivables included net deferred origination fees and costs of $14.5 million and $15.1 million as of September 30, 2026 and December 31, 2025, respectively.

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

Net finance receivables by product, FICO band at origination, and origination year as of September 30, 2026 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2026	2025	2024	2023	2022	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$101,868	$66,407	$18,935	$7,430	$2,405	$868	$197,913
2	68,401	39,188	10,288	2,987	801	166	121,831
3	103,201	64,214	17,478	6,156	2,007	194	193,250
4	134,074	85,701	25,042	9,309	3,078	313	257,517
5	142,007	94,337	28,911	10,606	3,715	501	280,077
6	357,244	233,008	68,565	25,082	6,892	634	691,425
Total	$906,795	$582,855	$169,219	$61,570	$18,898	$2,676	$1,742,013
Small Loans:
FICO Band
1	$61,372	$27,251	$3,326	$483	$81	$27	$92,540
2	26,795	11,755	1,496	121	12	—	40,179
3	38,056	16,755	1,969	172	24	9	56,985
4	40,229	20,339	2,602	199	17	2	63,388
5	38,629	22,776	3,764	174	17	2	65,362
6	86,292	52,957	9,929	261	16	3	149,458
Total	$291,373	$151,833	$23,086	$1,410	$167	$43	$467,912
Total Loans:
FICO Band
1	$163,240	$93,658	$22,261	$7,913	$2,486	$895	$290,453
2	95,196	50,943	11,784	3,108	813	166	162,010
3	141,257	80,969	19,447	6,328	2,031	203	250,235
4	174,303	106,040	27,644	9,508	3,095	315	320,905
5	180,636	117,113	32,675	10,780	3,732	503	345,439
6	443,536	285,965	78,494	25,343	6,908	637	840,883
Total	$1,198,168	$734,688	$192,305	$62,980	$19,065	$2,719	$2,209,925

Net finance receivables by product, FICO band at origination, and origination year as of December 31, 2025 are as follows:

	Net Finance Receivables by Origination Year
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Total Net Finance Receivables
Large Loans:
FICO Band
1	$119,724	$36,692	$15,225	$5,034	$1,453	$382	$178,510
2	75,189	21,423	6,854	2,086	383	48	105,983
3	121,142	35,473	13,157	5,398	739	51	175,960
4	160,692	50,359	20,102	8,588	1,130	77	240,948
5	173,379	58,320	22,357	9,995	1,893	90	266,034
6	411,650	133,932	55,991	20,631	3,397	135	625,736
Total	$1,061,776	$336,199	$133,686	$51,732	$8,995	$783	$1,593,171
Small Loans:
FICO Band
1	$82,635	$12,526	$1,937	$267	$56	$13	$97,434
2	36,601	6,164	783	62	2	—	43,612
3	53,879	9,494	1,042	97	8	—	64,520
4	62,360	12,597	1,428	76	4	3	76,468
5	63,637	16,817	1,732	91	5	1	82,283
6	136,833	42,405	3,365	98	9	1	182,711
Total	$435,945	$100,003	$10,287	$691	$84	$18	$547,028
Total Loans:
FICO Band
1	$202,359	$49,218	$17,162	$5,301	$1,509	$395	$275,944
2	111,790	27,587	7,637	2,148	385	48	149,595
3	175,021	44,967	14,199	5,495	747	51	240,480
4	223,052	62,956	21,530	8,664	1,134	80	317,416
5	237,016	75,137	24,089	10,086	1,898	91	348,317
6	548,483	176,337	59,356	20,729	3,406	136	808,447
Total	$1,497,721	$436,202	$143,973	$52,423	$9,079	$801	$2,140,199

Credit losses by product and origination year for the periods indicated are as follows:

	Nine Months Ended September 30, 2026
Dollars in thousands	2026	2025	2024	2023	2022	Prior	Total Credit Losses
Large loans	$3,268	$73,566	$32,056	$11,679	$4,286	$934	$125,789
Small loans	3,554	58,175	16,600	1,896	154	9	80,388
Total	$6,822	$131,741	$48,656	$13,575	$4,440	$943	$206,177

	Nine Months Ended September 30, 2025
Dollars in thousands	2025	2024	2023	2022	2021	Prior	Total Credit Losses
Large loans	$2,765	$50,992	$32,665	$11,856	$2,956	$493	$101,727
Small loans	4,191	55,071	14,919	1,491	106	30	75,808
Total	$6,956	$106,063	$47,584	$13,347	$3,062	$523	$177,535

The contractual delinquency of the net finance receivables portfolio by product and aging for the periods indicated are as follows:

	September 30, 2026
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Current	$1,491,056	85.6%	$369,827	79.0%	$1,860,883	84.2%
1 to 29 days past due	139,371	8.0%	43,886	9.4%	183,257	8.3%
Delinquent accounts:
30 to 59 days	30,231	1.8%	13,736	3.0%	43,967	2.0%
60 to 89 days	25,136	1.4%	11,801	2.5%	36,937	1.7%
90 to 119 days	21,138	1.1%	10,447	2.2%	31,585	1.4%
120 to 149 days	18,464	1.1%	9,463	2.0%	27,927	1.3%
150 to 179 days	16,617	1.0%	8,752	1.9%	25,369	1.1%
Total delinquency	$111,586	6.4%	$54,199	11.6%	$165,785	7.5%
Total net finance receivables	$1,742,013	100.0%	$467,912	100.0%	$2,209,925	100.0%
Net finance receivables in nonaccrual status	$71,030	4.1%	$33,515	7.2%	$104,545	4.7%

	December 31, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Current	$1,372,102	86.1%	$437,005	79.9%	$1,809,107	84.5%
1 to 29 days past due	121,113	7.6%	48,745	8.9%	169,858	8.0%
Delinquent accounts:
30 to 59 days	26,940	1.7%	14,295	2.6%	41,235	1.9%
60 to 89 days	23,576	1.5%	13,582	2.5%	37,158	1.7%
90 to 119 days	18,957	1.2%	11,861	2.2%	30,818	1.5%
120 to 149 days	16,715	1.0%	11,050	2.0%	27,765	1.3%
150 to 179 days	13,768	0.9%	10,490	1.9%	24,258	1.1%
Total delinquency	$99,956	6.3%	$61,278	11.2%	$161,234	7.5%
Total net finance receivables	$1,593,171	100.0%	$547,028	100.0%	$2,140,199	100.0%
Net finance receivables in nonaccrual status	$62,351	3.9%	$38,269	7.0%	$100,620	4.7%

The accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If a loan is charged off, the accrued interest is reversed as a reduction of interest and fee income. During the three months ended September 30, 2026 and 2025, the Company reversed $7.3 million and $6.3 million of accrued interest as reductions of interest and fee income, respectively. The Company reversed $23.3 million and $20.7 million of accrued interest as reductions of interest and fee income for the nine months ended September 30, 2026 and 2025, respectively.

The following are changes in the allowance for credit losses by product for the periods indicated:

	As of and For the Three Months Ended September 30, 2026
Dollars in thousands	Large	Small	Total
Beginning balance	$162,000	$62,000	$224,000
Provision for credit losses	45,873	20,290	66,163
Credit losses	(40,576)	(24,178)	(64,754)
Recoveries	3,503	1,888	5,391
Ending balance	$170,800	$60,000	$230,800
Net finance receivables	$1,742,013	$467,912	$2,209,925
Allowance as percentage of net finance receivables	9.8%	12.8%	10.4%

	As of and For the Three Months Ended September 30, 2025
Dollars in thousands	Large	Small	Total
Beginning balance	$138,110	$64,690	$202,800
Provision for credit losses	35,215	25,259	60,474
Credit losses	(31,332)	(23,966)	(55,298)
Recoveries	2,537	1,487	4,024
Ending balance	$144,530	$67,470	$212,000
Net finance receivables	$1,512,140	$540,877	$2,053,017
Allowance as percentage of net finance receivables	9.6%	12.5%	10.3%

	As of and For the Nine Months Ended September 30, 2026
Dollars in thousands	Large	Small	Total
Beginning balance	$152,300	$68,600	$220,900
Provision for credit losses	133,894	66,143	200,037
Credit losses	(125,789)	(80,388)	(206,177)
Recoveries	10,395	5,645	16,040
Ending balance	$170,800	$60,000	$230,800
Net finance receivables	$1,742,013	$467,912	$2,209,925
Allowance as percentage of net finance receivables	9.8%	12.8%	10.4%

	As of and For the Nine Months Ended September 30, 2025
Dollars in thousands	Large	Small	Total
Beginning balance	$133,506	$65,994	$199,500
Provision for credit losses	105,904	73,149	179,053
Credit losses	(101,727)	(75,808)	(177,535)
Recoveries	6,847	4,135	10,982
Ending balance	$144,530	$67,470	$212,000
Net finance receivables	$1,512,140	$540,877	$2,053,017
Allowance as percentage of net finance receivables	9.6%	12.5%	10.3%

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

The information relating to modifications made to borrowers experiencing financial difficulty and their related percentage of applicable net finance receivables for the periods indicated are as follows:

	As of and for the Three Months Ended September 30, 2026
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$4,667	0.3%	$1,260	0.3%	$5,927	0.3%
Interest rate reduction & term extension	1,088	0.1%	154	—	1,242	0.1%
Term extension	378	—	70	—	448	—
Principal forgiveness, interest rate reduction, & term extension	184	—	—	—	184	—
Total	$6,317	0.4%	$1,484	0.3%	$7,801	0.4%

	As of and for the Three Months Ended September 30, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$6,011	0.4%	$1,894	0.3%	$7,905	0.3%
Interest rate reduction & term extension	1,421	0.1%	297	0.1%	1,718	0.1%
Term extension	885	0.1%	175	—	1,060	0.1%
Principal forgiveness, interest rate reduction, & term extension	147	—	6	—	153	—
Total	$8,464	0.6%	$2,372	0.4%	$10,836	0.5%

	As of and for the Nine Months Ended September 30, 2026
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$14,701	0.9%	$4,067	0.9%	$18,768	0.9%
Interest rate reduction & term extension	3,676	0.2%	688	0.1%	4,364	0.2%
Term extension	626	—	143	—	769	—
Principal forgiveness, interest rate reduction, & term extension	419	—	15	—	434	—
Total	$19,422	1.1%	$4,913	1.0%	$24,335	1.1%

	As of and for the Nine Months Ended September 30, 2025
	Large		Small		Total
Dollars in thousands	$	%	$	%	$	%
Interest rate reduction	$14,350	0.9%	$4,490	0.9%	$18,840	0.9%
Interest rate reduction & term extension	5,331	0.4%	1,076	0.2%	6,407	0.3%
Term extension	1,211	0.1%	240	—	1,451	0.1%
Principal forgiveness, interest rate reduction, & term extension	518	—	18	—	536	—
Total	$21,410	1.4%	$5,824	1.1%	$27,234	1.3%

The financial effects of the modifications made to borrowers experiencing financial difficulty for the periods indicated are as follows:

Three Months Ended September 30, 2026
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 18.1%.
	Small loans	Reduced the weighted-average contractual interest rate by 29.0%.
Term extension	Large loans	Added a weighted-average 1.2 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.

Three Months Ended September 30, 2025
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 17.8%.
	Small loans	Reduced the weighted-average contractual interest rate by 28.6%.
Term extension	Large loans	Added a weighted-average 1.2 years to the life of loans.
	Small loans	Added a weighted-average 1.0 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.3 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.1 million.

Nine Months Ended September 30, 2026
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 18.1%.
	Small loans	Reduced the weighted-average contractual interest rate by 28.8%.
Term extension	Large loans	Added a weighted-average 1.4 years to the life of loans.
	Small loans	Added a weighted-average 1.4 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.9 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.4 million.

Nine Months Ended September 30, 2025
Loan Modification	Product	Financial Effect
Interest rate reduction	Large loans	Reduced the weighted-average contractual interest rate by 18.2%.
	Small loans	Reduced the weighted-average contractual interest rate by 29.3%.
Term extension	Large loans	Added a weighted-average 1.4 years to the life of loans.
	Small loans	Added a weighted-average 1.3 years to the life of loans.
Principal forgiveness	Large loans	Reduced the amortized cost basis of the loans by $0.9 million.
	Small loans	Reduced the amortized cost basis of the loans by $0.3 million.

The following tables provide the amortized cost basis for modifications made to borrowers experiencing financial difficulty within the previous twelve months that subsequently defaulted. The Company defines payment default as 90 days past due for this disclosure. The respective amounts for each modification for the periods indicated are as follows:

	As of and for the Three Months Ended September 30, 2026
Dollars in thousands	Large	Small	Total
Interest rate reduction	$4,230	$1,313	$5,543
Interest rate reduction & term extension	553	133	686
Term extension	72	5	77
Principal forgiveness, interest rate reduction, & term extension	15	3	18
Total	$4,870	$1,454	$6,324

	As of and for the Three Months Ended September 30, 2025
Dollars in thousands	Large	Small	Total
Interest rate reduction	$2,828	$1,185	$4,013
Interest rate reduction & term extension	859	197	1,056
Term extension	159	22	181
Principal forgiveness, interest rate reduction, & term extension	31	3	34
Total	$3,877	$1,407	$5,284

	As of and for the Nine Months Ended September 30, 2026
Dollars in thousands	Large	Small	Total
Interest rate reduction	$6,125	$1,846	$7,971
Interest rate reduction & term extension	842	169	1,011
Term extension	77	14	91
Principal forgiveness, interest rate reduction, & term extension	30	5	35
Total	$7,074	$2,034	$9,108

	As of and for the Nine Months Ended September 30, 2025
Dollars in thousands	Large	Small	Total
Interest rate reduction	$3,706	$1,428	$5,134
Interest rate reduction & term extension	1,159	235	1,394
Term extension	197	35	232
Principal forgiveness, interest rate reduction, & term extension	55	3	58
Total	$5,117	$1,701	$6,818

The contractual delinquencies of loans that were modified to borrowers experiencing financial difficulty within the previous twelve months for the periods indicated are as follows:

	September 30, 2026
Dollars in thousands	Large	Small	Total
Current	$16,718	$3,732	$20,450
30 - 89 days past due	3,195	940	4,135
90+ days past due	3,378	1,078	4,456
Total (1)	$23,291	$5,750	$29,041

(1) Excludes modified finance receivables that subsequently charged off of $2.9 million and $1.1 million in large and small loans, respectively.

	September 30, 2025
Dollars in thousands	Large	Small	Total
Current	$18,393	$4,269	$22,662
30 - 89 days past due	3,016	917	3,933
90+ days past due	2,692	1,180	3,872
Total (1)	$24,101	$6,366	$30,467

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

Note 4. Restricted Available-for-Sale Investments

The following tables reconcile the amortized cost, gross unrealized gains and losses included in accumulated other comprehensive income or loss, and estimated fair value of the Company’s restricted AFS investments as of the periods indicated:

	September 30, 2026
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$24,512	$—	$(497)	$24,015

	December 31, 2025
Dollars in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Restricted investments	$24,213	$—	$(2)	$24,211

The following tables include the gross unrealized losses and estimated fair values of restricted AFS investments that were in a continuous unrealized loss position, for which no allowance for credit loss has been recorded, as of the periods indicated:

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$24,015	$(497)	$—	$—	$24,015	$(497)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
Dollars in thousands	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Restricted investments	$22,000	$(2)	$—	$—	$22,000	$(2)

The restricted AFS investments consist of U.S. Treasuries which are measured at fair value and include accrued interest receivables of $0.2 million and $13 thousand as of September 30, 2026 and December 31, 2025, respectively. The investments consist of highly rated securities backed by the U.S. federal government. As a result, the Company has not recorded an allowance for credit losses related to the restricted AFS investments.

The following table includes the amortized cost and estimated fair values of restricted AFS investments by contractual maturity as of the period indicated:

	September 30, 2026
Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year	$9,644	$9,520
Due within one year to five years	14,868	14,495
Due within five years to ten years	—	—
Due after ten years	—	—
Total	$24,512	$24,015

The Company had no gross realized gains or losses during the three and nine months ended September 30, 2026 and 2025. For additional information on the Company's restricted AFS investments, see Note 8, "Fair Value Measurements."

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

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $111.8 million and $81.8 million as of September 30, 2026 and December 31, 2025, respectively. Cash inflows from the finance receivables are distributed to the lenders/investors, the service providers, and/or the residual interest that the Company owns in accordance with a monthly contractual priority of payments. The SPEs pay a servicing fee to the Company, which is eliminated in consolidation. Distributions from the SPEs to the Company are permitted under the debt arrangements.

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

The following table presents the assets and liabilities of the Company’s consolidated VIEs:

Dollars in thousands	September 30, 2026	December 31, 2025
Assets
Cash	$225	$200
Net finance receivables	1,682,795	1,601,780
Allowance for credit losses	(172,435)	(160,971)
Restricted cash	125,202	93,966
Other assets	2,884	2,242
Total assets	$1,638,671	$1,537,217
Liabilities
Net debt	$1,521,380	$1,455,320
Accounts payable and accrued expenses	27	21
Total liabilities	$1,521,407	$1,455,341

Note 6. Debt

The following is a summary of the Company’s debt as of the periods indicated:

	September 30, 2026			December 31, 2025
Dollars in thousands	Debt	Unamortized Debt Issuance Costs (1)	Net Debt	Debt	Unamortized Debt Issuance Costs (1)	Net Debt
Revolving credit facilities	$458,566	$(1,328)	$457,238	$270,186	$(1,747)	$268,439
Securitizations	1,291,425	(2,813)	1,288,612	1,380,578	(6,844)	1,373,734
Total	$1,749,991	$(4,141)	$1,745,850	$1,650,764	$(8,591)	$1,642,173
Unused amount of revolving credit facilities (subject to borrowing base)	$323,810			$511,420

(1) Unamortized debt issuance costs related to the revolving warehouse credit facilities are presented within other assets in the consolidated balance sheets. These credit facilities had $2.3 million and $1.8 million in such costs as of September 30, 2026 and December 31, 2025, respectively.

Revolving Credit Facilities: The Company’s revolving credit facilities are secured by substantially all of its finance receivables and, in the case of the senior revolving credit facility, the equity interests of the majority of its subsidiaries. The Company pays unused commitment fees on its revolving credit facilities, generally based upon the average outstanding balance. Certain revolving credit facilities have a one-year amortization period following the revolving period end date, at which point the credit facility terminates. As of September 30, 2026, the Company held $7.6 million in unrestricted cash. The Company had $96.4 million of immediate available liquidity to draw down cash under its revolving credit facilities as of September 30, 2026. Each of the Company’s revolving warehouse credit facilities holds restricted cash reserves to satisfy provisions of its respective credit agreement.

The following table includes the key terms under each of the Company’s revolving credit facilities as of September 30, 2026:

Dollars in thousands	Total Credit Facility	Debt Balance	Restricted Cash Reserves	Advance Rate Cap	Current Advance Rate	Unused Commitment Fee	Revolving Period End Date	Maturity Date
Senior (1)	$355,000	$225,798	$—	83%	73%	0.3% - 0.9%	Aug 2028	Aug 2028
RMR IV warehouse	125,000	54,678	689	79%	79%	0.5%	May 2027	May 2028
RMR V warehouse	100,000	66,196	412	80%	80%	0.4% - 0.7%	Nov 2027	Nov 2028
RMR VI warehouse	75,000	56,373	375	75%	75%	0.5%	Apr 2028	Apr 2029
RMR VII warehouse	125,000	55,521	364	76%	76%	0.4% - 0.7%	Oct 2027	Oct 2028
Total	$780,000	$458,566	$1,840

(1) The senior revolving credit facility has an additional advance rate cap of 60% of eligible delinquent renewals. As of September 30, 2026, this advance rate was 50%.

Borrowings under the revolving credit facilities bear interest, payable monthly, at a rate equal to the sum of any applicable floor, margin, and the market rate of each respective rate type that was effective as of September 30, 2026 (as follows):

	Floor	Margin	Rate Type	Effective Interest Rate
Senior	0.5%	2.8%	1-month SOFR	6.4%
RMR IV warehouse	—	2.3%	1-month SOFR	5.9%
RMR V warehouse	—	2.1%	Conduit	6.2%
RMR VI warehouse	—	2.1%	1-month SOFR	5.7%
RMR VII warehouse	—	2.1%	1-month SOFR	5.7%

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

The following table includes the key terms under each of the Company’s securitizations as of September 30, 2026:

Dollars in thousands	Issue Date	Issue Amount	Debt Balance	Restricted Cash Reserves	Effective Interest Rate	Revolving Period End Date	Maturity Date
RMIT 2021-2	Jul 2021	200,000	172,080	2,083	2.4%	Jul 2026	Aug 2033
RMIT 2021-3	Oct 2021	125,000	125,202	1,471	3.9%	Sep 2026	Oct 2033
RMIT 2022-1	Feb 2022	250,000	36,895	2,646	5.8%	Feb 2025	Mar 2032
RMIT 2024-1	Jun 2024	187,305	187,788	1,078	6.2%	May 2027	Jul 2036
RMIT 2024-2	Nov 2024	250,000	250,557	1,418	5.3%	Nov 2026	Dec 2033
RMIT 2025-1	Mar 2025	265,000	265,585	1,489	5.3%	Mar 2027	Apr 2034
RMIT 2025-2	Oct 2025	252,810	253,318	1,389	4.8%	Oct 2027	Nov 2037
Total		$1,530,115	$1,291,425	$11,574

The Company’s debt arrangements are subject to certain covenants, including monthly and annual reporting, maintenance of specified interest coverage and debt ratios, restrictions on distributions, limitations on other indebtedness, and certain other restrictions. As of September 30, 2026, the Company was in compliance with all debt covenants.

Note 7. Stockholders’ Equity

Stock repurchase program: In December 2024, the Company announced that the Board had authorized a $30 million stock repurchase program. The authorization was effective immediately and extended through December 31, 2026. In November 2025, the Company announced that the Board had approved a $30 million increase in the amount authorized under the stock repurchase program announced in December 2024, from $30 million to $60 million. The authorization was effective immediately and extends through June 30, 2027. As of September 30, 2026, the Company had repurchased 1.4 million shares of common stock at a total cost of $50.4 million, including commissions and excise taxes, over the life of the program.

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

The Company repurchased 266 thousand and 154 thousand shares of common stock for the three months ended September 30, 2026 and 2025, respectively, and 610 thousand and 506 thousand shares of common stock for the nine months ended September 30, 2026 and 2025, respectively.

Quarterly cash dividend: The Board may in its discretion declare and pay cash dividends on the Company’s common stock. The following table presents the dividends declared per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividends declared per common share	$0.30	$0.30	$0.90	$0.90

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value:

	September 30, 2026		December 31, 2025
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 1:
Cash	$7,628	$7,628	$3,823	$3,823
Restricted cash	133,276	133,276	94,174	94,174
Level 3:
Net finance receivables, less unearned insurance premiums and allowance for credit losses	1,930,052	1,958,987	1,866,403	1,893,834
Liabilities
Level 3:
Debt	1,749,991	1,721,003	1,650,764	1,636,727

The following table includes the carrying amounts and estimated fair values of amounts the Company measures at fair value on a recurring basis:

	September 30, 2026		December 31, 2025
Dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Level 2:
Restricted AFS investments	$24,015	$24,015	$24,211	$24,211

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

The following table summarizes the components of income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2026	2025	2026	2025
Provision for corporate taxes	$4,721	$4,607	$10,766	$10,155
Discrete tax (benefits) deficiencies	4	11	(197)	(39)
Total	$4,725	$4,618	$10,569	$10,116

Note 10. Earnings Per Share

The following schedule reconciles the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2026	2025	2026	2025
Numerator:
Net income	$15,113	$14,356	$34,667	$31,503
Denominator:
Weighted-average shares outstanding for basic earnings per share	8,975	9,370	9,041	9,493
Effect of dilutive securities	387	763	501	507
Weighted-average shares adjusted for dilutive securities	9,362	10,133	9,542	10,000
Earnings per share:
Basic	$1.68	$1.53	$3.83	$3.32
Diluted	$1.61	$1.42	$3.63	$3.15

The Company excluded outstanding shares of common stock totaling 6 thousand and 1 thousand for the three months ended September 30, 2026 and 2025, respectively, and 7 thousand and 49 thousand for the nine months ended September 30, 2026 and 2025, respectively, from the computation of diluted earnings per share because they were anti-dilutive.

Note 11. Share-Based Compensation

On May 16, 2024, the stockholders of the Company approved the 2024 Plan, and on May 14, 2026, the stockholders of the Company re-approved the 2024 Plan as amended and restated. As of September 30, 2026, subject to adjustments as provided in the 2024 Plan, the maximum aggregate number of shares of the Company’s common stock that could be issued under the 2024 Plan could not exceed the sum of (i) 813,014 shares plus (ii) any shares remaining available for the grant of awards as of May 16, 2024 under the 2015 Plan, plus (iii) any shares subject to an award granted under the 2015 Plan, which award is forfeited, cash-settled, cancelled, terminated, expires, or lapses for any reason after May 16, 2024 without the issuance of shares or pursuant to which such shares are forfeited (subject to adjustment for anti-dilution purposes as provided in the 2024 Plan). Of the amount described in the preceding sentence, no more than 813,014 shares may be issued under the 2024 Plan pursuant to the grant of incentive stock options (subject to adjustment for anti-dilution purposes). As of September 30, 2026, there were 0.7 million shares available for grant under the 2024 Plan.

For the three months ended September 30, 2026 and 2025, the Company recorded share-based compensation expense of $1.9 million and $2.8 million, respectively. The Company recorded $6.2 million and $9.1 million in share-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, unrecognized share-based compensation expense to be recognized over future periods approximated $13.4 million. This amount will be recognized as expense over a weighted-average period of 1.8 years. Share-based compensation expenses are recognized on a straight-line basis over the requisite service period of the agreement. All share-based compensation is classified as equity awards. During the three months ended September 30, 2026 and 2025, share-based compensation of $0.1 million and $0.2 million, respectively, was capitalized as software. During the nine months ended September 30, 2026 and 2025, share-based compensation of $0.3 million and $0.4 million, respectively, was capitalized as software.

The following are the amounts of the awards issued under the Company’s share-based incentive programs:

Nonqualified stock options: The following table summarizes the stock option activity for the nine months ended September 30, 2026:

Dollars and shares in thousands, except per share amounts	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of period	378	$24.20
Granted	—	—
Exercised	(105)	17.27
Forfeited	—	—
Expired	—	—
Options outstanding at end of period	273	$26.88	3.4	$934
Options exercisable at end of period	273	$26.88	3.4	$934

The following table provides additional stock option information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2026	2025	2026	2025
Weighted-average grant date fair value per share	$—	$—	$—	$—
Intrinsic value of options exercised	$1,620	$353	$2,403	$754
Fair value of stock options that vested	$—	$—	$—	$—

Performance restricted stock units: The following are the weighted-average assumptions for the PRSU grants for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Expected volatility	43.0%	42.0%
Risk-free rate	3.9%	4.0%
Discount for post-vesting restrictions	9.9%	11.8%

The following table summarizes PRSU activity for the nine months ended September 30, 2026:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at beginning of period	379	$27.86
Granted	102	30.42
Performance adjustment	29	32.40
Vested	(78)	32.40
Forfeited	(71)	26.65
Non-vested units at end of period	361	$28.21

The following table provides additional PRSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per unit amounts	2026	2025	2026	2025
Weighted-average grant date fair value per unit	$—	$—	$30.42	$25.90
Fair value of PRSUs that vested	$2,516	$—	$2,516	$2,237

Performance-contingent restricted stock units: There was no performance-contingent RSU balance or activity for the three and nine months ended September 30, 2026 and 2025.

Restricted stock units: The following table summarizes service-based RSU activity for the nine months ended September 30, 2026:

Dollars and units in thousands, except per unit amounts	Units	Weighted-Average Grant Date Fair Value Per Unit
Non-vested units at beginning of period	51	$29.21
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested units at end of period	51	$29.21

The following table provides additional service-based RSU information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per unit amounts	2026	2025	2026	2025
Weighted-average grant date fair value per unit	$—	$—	$—	$29.74
Fair value of RSUs that vested	$—	$—	$—	$—

Restricted stock awards: The following table summarizes RSA activity for the nine months ended September 30, 2026:

Dollars and shares in thousands, except per share amounts	Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares at beginning of period	329	$29.22
Granted	249	34.77
Vested	(46)	26.81
Forfeited	(41)	30.55
Non-vested shares at end of period	491	$32.16

The following table provides additional RSA information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2026	2025	2026	2025
Weighted-average grant date fair value per share	$34.71	$40.29	$34.77	$29.34
Fair value of RSAs that vested	$—	$162	$1,614	$1,161

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

Note 13. Segment Reporting

The Company has one reportable segment: consumer finance. Consolidated net income is the measure used by the CODM in evaluating the segment profit or loss of the Company. The CODM either reviews or is otherwise regularly provided with amounts for the following measures in the Company’s financial results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2026	2025	2026	2025
Interest income	$145,850	$138,173	$426,385	$395,186
Fee income	9,897	10,499	29,936	30,734
Insurance income, net	10,727	11,391	33,513	34,187
Other income	12,302	5,424	24,238	15,789
Provision for credit losses	66,163	60,474	200,037	179,053
Share-based compensation expense	1,945	2,760	6,236	9,059
Depreciation and amortization expense	3,364	2,849	9,679	7,546
Interest expense	24,148	21,971	70,064	62,168
Income tax expense	4,725	4,618	10,569	10,116

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

Note 14. Subsequent Events

Quarterly cash dividend: In October 2026, the Company announced that the Board declared a quarterly cash dividend of $0.30 per share. The dividend will be paid on December 16, 2026 to shareholders of record at the close of business on November 18, 2026. The declaration, amount, and payment of any future cash dividends on shares of the Company’s common stock will be at the discretion of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. These discussions contain forward-looking statements that reflect our current expectations and that include, but are not limited to, statements concerning our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, prospects, and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “predicts,” “will,” “would,” “should,” “could,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (which was filed with the SEC on February 20, 2026), our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 (which was filed with the SEC on May 1, 2026), our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 (which was filed with the SEC on July 31, 2026), and this Quarterly Report on Form 10-Q. The forward-looking information we have provided in this Quarterly Report on Form 10-Q pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Overview

We are a diversified consumer finance company that provides installment loan products primarily to customers with limited access to consumer credit from banks, thrifts, credit card companies, and other lenders. As of September 30, 2026, we operate under the name “Regional Finance” online and in 354 branch locations in 20 states across the United States, serving 559,500 active accounts. Most of our loan products are secured, and each is structured on a fixed-rate, fixed-term basis with fully amortizing equal monthly installment payments, repayable at any time without penalty. We offer loans directly through our state-licensed operations and, in select states, through our bank partnership program with Column, under which Column is the lender and we act as Column’s service provider and program manager. For loans offered under the bank partnership program, we process applications under a credit policy approved by Column. We source our loans through our omni-channel platform, which includes our branches, centrally-managed direct mail campaigns, digital partners, and our consumer website. We also purchase loans that Column offers for sale pursuant to a purchase agreement with Column, except in limited circumstances. We operate an integrated branch model in which nearly all loans, regardless of origination channel, are serviced through our branch network with the support of centralized sales, underwriting, service, collections, and administrative teams. This model provides us with frequent contact with our customers, which we believe improves our credit performance and customer loyalty. Our goal is to consistently grow our finance receivables and to soundly manage our portfolio risk, while providing our customers with attractive and easy-to-understand loan products that serve their varied financial needs.

Our products include:

•
Large Loans (>$2,500) – As of September 30, 2026, we had 300.3 thousand large installment loans outstanding, representing $1.7 billion in net finance receivables. This included 89.9 thousand large loan convenience checks, representing $319.1 million in net finance receivables.
•
Small Loans (≤$2,500) – As of September 30, 2026, we had 259.2 thousand small installment loans outstanding, representing $467.9 million in net finance receivables. This included 131.2 thousand small loan convenience checks, representing $198.1 million in net finance receivables.
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

Growth in Loan Portfolio. The revenue that we generate from interest and fees is largely driven by the balance of loans that we originate or purchase under our bank partnership program. We source our loans through our branches, centrally-managed direct mail program, digital partners, and consumer website. The majority of our loans, regardless of origination channel, are serviced through our branches. Increasing the number of loans per branch and growing our state footprint allows us to increase the number of customers we are able to serve. We grew our state footprint from 19 to 20 states in May 2026, expanding our operations to Florida. We continue to assess our branch network for clear opportunities to add branches in new and existing states where it is favorable for us to conduct business or consolidate operations into larger branches within close geographic proximity. This branch optimization is consistent with our omni-channel strategy and builds upon our recent successes in entering new states with a lighter branch footprint, while still providing customers with best-in-class service.

Product Mix. We are exposed to different credit risks and charge different interest rates and fees with respect to the various types of loans we offer. Our product mix also varies to some extent by state, and we may further diversify our product mix in the future. The interest rates and fees vary from state to state, depending on the competitive environment and relevant laws and regulations.

Asset Quality and Allowance for Credit Losses. Our results of operations are highly dependent upon the credit quality of our loan portfolio. The credit quality of our loan portfolio is the result of our ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio, and respond to changing economic conditions as we grow our loan portfolio. For loans purchased under our bank partnership program, underwriting is performed under a credit policy approved by Column, and we bear the credit risk on those loans after we purchase the loans.

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

Interest Rates. Our costs of funds are affected by changes in interest rates, as the interest rates that we pay on certain of our credit facilities are variable. As a component of our strategy to manage the interest rate risk associated with future interest payments on our variable-rate debt, a majority of our funding was held at a fixed rate as of September 30, 2026, representing 74% of our total debt balance.

Operating Costs. Our financial results are impacted by the costs of operations and head office functions. Those costs are included in general and administrative expenses within our consolidated statements of comprehensive income.

Bank Partnership Program. In March 2026, we entered into an agreement with Column, under which Column originates certain unsecured and auto-secured installment loan products offered through our platform and other approved channels. This program is an important enabler of our long-term strategy, providing greater product and operational uniformity across states, faster entry into new markets, expanded relationships with our customers, and attractive unit economics as it scales. We perform marketing, application processing, and servicing activities on Column’s behalf, in accordance with program policies approved by Column and subject to Column’s oversight, audit, and direction. Column may elect to retain loans it originates, which we service on its behalf. We will purchase loans that Column offers for sale under the program, except in limited circumstances.

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

As bank partnership loan volumes increase, the program may result in differences in the timing and classification of certain revenues and expenses and change the classification of those amounts within the statement of comprehensive income. Accordingly, growth in bank partnership loan volume may affect the comparability of period-to-period trends in interest and fee income, other income, and general and administrative expenses, as compared to periods prior to the implementation of the program.

Components of Results of Operations

Interest and Fee Income. Our interest and fee income consists primarily of interest earned on outstanding loans. Accrual of interest income on finance receivables is suspended when an account becomes 90 days delinquent. If the account is charged off, the accrued interest income is reversed as a reduction of interest and fee income.

Most states allow certain fees in connection with lending activities, such as loan origination fees, acquisition fees, and maintenance fees. Some states allow for higher fees while keeping interest rates lower. Loan fees are additional charges to the customer and generally are included in the APR shown in the Truth in Lending disclosure that we make to our customers or, for loans made under our bank partnership program, that we deliver on Column’s behalf. The fees may or may not be refundable to the customer in the event of an early payoff, depending on state law. Fees associated with loans originated directly by us are recognized as income over the life of the loan on the constant yield method. See the “Factors Affecting Our Results of Operations” above for a discussion of the recognition and classification of fees associated with loans originated under our bank partnership program.

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

Other Income. Our other income consists of marketing, processing and servicing fee income earned through our bank partnership program, late charges assessed on customers who fail to make a payment within a specified number of days following the due date of the payment, interest income from restricted cash, commissions earned from the sale of club membership products, and investment income from restricted AFS securities.

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

Results of Operations

The following table summarizes our results of operations, both in dollars and as a percentage of average net finance receivables (annualized) for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Dollars in thousands	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables	Amount	% of Average Net Finance Receivables
Revenue
Interest and fee income	$155,747	28.7%	$148,672	29.7%	$456,321	28.5%	$425,920	29.4%
Insurance income, net	10,727	2.0%	11,391	2.3%	33,513	2.1%	34,187	2.4%
Other income	12,302	2.2%	5,424	1.1%	24,238	1.5%	15,789	1.0%
Total revenue	178,776	32.9%	165,487	33.1%	514,072	32.1%	475,896	32.8%
Expenses
Provision for credit losses	66,163	12.2%	60,474	12.1%	200,037	12.5%	179,053	12.3%

Personnel	40,546	7.5%	39,517	7.9%	119,321	7.4%	119,243	8.2%
Occupancy	7,451	1.4%	7,160	1.4%	22,182	1.4%	20,977	1.4%
Marketing	5,312	1.0%	4,212	0.8%	14,382	0.9%	14,677	1.0%
Other	15,318	2.7%	13,179	2.7%	42,850	2.7%	38,159	2.7%
Total general and administrative	68,627	12.6%	64,068	12.8%	198,735	12.4%	193,056	13.3%

Interest expense	24,148	4.4%	21,971	4.4%	70,064	4.4%	62,168	4.3%
Income before income taxes	19,838	3.7%	18,974	3.8%	45,236	2.8%	41,619	2.9%
Income taxes	4,725	0.9%	4,618	0.9%	10,569	0.6%	10,116	0.7%
Net income	$15,113	2.8%	$14,356	2.9%	$34,667	2.2%	$31,503	2.2%

Information explaining the changes in our results of operations from year-to-year is provided in the following pages.

The following tables summarize the quarterly trends of our financial results for the periods indicated:

	Income Statement Quarterly Trend
In thousands, except per share amounts	3Q 25	4Q 25	1Q 26	2Q 26	3Q 26	QoQ $ B(W)	YoY $ B(W)
Revenue
Interest and fee income	$148,672	$153,029	$150,296	$150,278	$155,747	$5,469	$7,075
Insurance income, net	11,391	11,386	11,810	10,976	10,727	(249)	(664)
Other income	5,424	5,287	5,184	6,752	12,302	5,550	6,878
Total revenue	165,487	169,702	167,290	168,006	178,776	10,770	13,289
Expenses
Provision for credit losses	60,474	66,379	64,868	69,006	66,163	2,843	(5,689)

Personnel	39,517	40,394	39,342	39,433	40,546	(1,113)	(1,029)
Occupancy	7,160	7,227	7,479	7,252	7,451	(199)	(291)
Marketing	4,212	3,874	4,181	4,889	5,312	(423)	(1,100)
Other	13,179	13,024	13,662	13,870	15,318	(1,448)	(2,139)
Total general and administrative	64,068	64,519	64,664	65,444	68,627	(3,183)	(4,559)

Interest expense	21,971	22,646	22,923	22,993	24,148	(1,155)	(2,177)
Income before income taxes	18,974	16,158	14,835	10,563	19,838	9,275	864
Income taxes	4,618	3,249	3,434	2,410	4,725	(2,315)	(107)
Net income	$14,356	$12,909	$11,401	$8,153	$15,113	$6,960	$757
Net income per common share:
Basic	$1.53	$1.40	$1.24	$0.91	$1.68	$0.77	$0.15
Diluted	$1.42	$1.30	$1.18	$0.85	$1.61	$0.76	$0.19
Weighted-average shares outstanding:
Basic	9,370	9,233	9,163	8,988	8,975	13	395
Diluted	10,133	9,941	9,662	9,604	9,362	242	771

	Balance Sheet & Other Key Metrics Quarterly Trends
	3Q 25	4Q 25	1Q 26	2Q 26	3Q 26	QoQ $ Inc (Dec)	YoY $ Inc (Dec)
Total assets	$2,028,266	$2,103,930	$2,072,750	$2,129,594	$2,210,439	$80,845	$182,173
Net finance receivables	$2,053,017	$2,140,199	$2,104,001	$2,148,253	$2,209,925	$61,672	$156,908
Allowance for credit losses	$212,000	$220,900	$219,500	$224,000	$230,800	$6,800	$18,800
Debt	$1,581,992	$1,650,764	$1,621,398	$1,675,942	$1,749,991	$74,049	$167,999
Interest and fee yield	29.7%	29.3%	28.3%	28.4%	28.7%	0.3%	(1.0)%
Efficiency ratio	38.7%	38.0%	38.7%	39.0%	38.4%	(0.6)%	(0.3)%
Operating expense ratio	12.8%	12.4%	12.2%	12.4%	12.6%	0.2%	(0.2)%
Delinquency rate	7.0%	7.5%	7.2%	7.0%	7.5%	0.5%	0.5%
Net credit loss rate	10.2%	11.0%	12.5%	12.2%	10.9%	(1.3)%	0.7%
Book value per share	$37.94	$39.05	$40.25	$40.51	$41.51	$1.00	$3.57

Comparison of September 30, 2026, versus September 30, 2025

The following discussion and table describe the changes in finance receivables by product type for the periods indicated:

•
Large Loans (>$2,500) – Large loans outstanding increased by $229.9 million, or 15.2%, to $1.7 billion at September 30, 2026, from $1.5 billion at September 30, 2025. The increase was due to growth in our large-loan convenience checks and our auto-secured loan portfolio, the growth of receivables in branches opened during 2025 and 2026, and the transition of small loan customers to large loans.
•
Small Loans (≤$2,500) – Small loans outstanding decreased by $73.0 million, or 13.5%, to $467.9 million at September 30, 2026, from $540.9 million at September 30, 2025. The decrease was driven by tightened underwriting in higher-risk business and the transition of small loan customers to large loans, partially offset by growth of receivables in branches opened during 2025 and 2026.

Dollars in thousands	September 30, 2026	September 30, 2025	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$1,742,013	$1,512,140	$229,873	15.2%
Small loans	467,912	540,877	(72,965)	(13.5)%
Total	$2,209,925	$2,053,017	$156,908	7.6%
Number of branches	354	349	5	1.4%
Net finance receivables per branch	$6,243	$5,883	$360	6.1%

Comparison of the Three Months Ended September 30, 2026, versus the Three Months Ended September 30, 2025

Net Income. Net income increased $0.8 million, or 5.3%, to $15.1 million during the three months ended September 30, 2026, from $14.4 million during the prior-year period. The change in net income is explained in greater detail below.

Revenue. Total revenue increased $13.3 million, or 8.0%, to $178.8 million during the three months ended September 30, 2026, from $165.5 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $7.1 million, or 4.8%, to $155.7 million during the three months ended September 30, 2026, from $148.7 million during the prior-year period. The increase was primarily due to an 8.5% increase in average net finance receivables, partially offset by a 1.0% decrease in interest and fee yield. The decrease in yield was primarily due to the continued mix shift toward larger loans and auto-secured products, which carry lower yields and lower loss rates, as well as pricing changes and credit performance.

The following table sets forth the average net finance receivables balance and interest and fee yield for our loan products for the periods indicated:

	Three Months Ended September 30,			Three Months Ended September 30,
Dollars in thousands	2026	2025	YoY % Inc (Dec)	2026	2025	YoY Inc (Dec)
Large loans	$1,697,088	$1,460,187	16.2%	27.0%	27.1%	(0.1)%
Small loans	473,659	541,201	(12.5)%	34.7%	36.7%	(2.0)%
Total	$2,170,747	$2,001,388	8.5%	28.7%	29.7%	(1.0)%

Total originations increased to $530.3 million during the three months ended September 30, 2026, from $522.3 million during the prior-year period. Large loan originations increased $42.9 million, or 11.8%, driven by growth in our auto-secured loan portfolio, new branches opened during 2025 and 2026, and the transition of small loan customers to large loans. The increase was partially offset by a $34.9 million, or 21.9%, decrease in small loan originations driven by tightened underwriting in higher-risk business. The following table represents the principal balance of loans originated, refinanced, and purchased for the periods indicated:

	Three Months Ended September 30,
Dollars in thousands	2026	2025	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$405,935	$363,055	$42,880	11.8%
Small loans	124,316	159,210	(34,894)	(21.9)%
Total	$530,251	$522,265	$7,986	1.5%

The following table summarizes the components of the increase in interest and fee income when comparing the three months ended September 30, 2026 and 2025:

	Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$16,057	$(297)	$(49)	$15,711
Small loans	(6,203)	(2,780)	347	(8,636)
Product mix	2,727	(1,999)	(728)	—
Total	$12,581	$(5,076)	$(430)	$7,075

Insurance Income, Net. Insurance income, net decreased $0.7 million, or 5.8%, to $10.7 million during the three months ended September 30, 2026, from $11.4 million during the prior-year period. During both the three months ended September 30, 2026 and 2025, personal property insurance premiums represented the largest component of aggregate earned insurance premiums, and life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net for the periods indicated:

	Three Months Ended September 30,
Dollars in thousands	2026	2025	YoY $ B(W)	YoY % B(W)
Earned premiums	$14,071	$14,907	$(836)	(5.6)%
Claims, reserves, and certain direct expenses	(3,344)	(3,516)	172	4.9%
Insurance income, net	$10,727	$11,391	$(664)	(5.8)%

Earned premiums decreased by $0.8 million, and claims, reserves, and certain direct expenses decreased by $0.2 million, in each case compared to the prior-year period. The decrease in earned premiums was primarily attributable to growth in bank partnership loans, for which certain insurance products are not offered.

Other Income. Other income increased $6.9 million, or 126.8%, to $12.3 million during the three months ended September 30, 2026, from $5.4 million during the prior-year period, primarily due to marketing, processing, and servicing fee income earned through our bank partnership program of $6.7 million and an increase in sales of our club membership products of $0.3 million.

Provision for Credit Losses. Our provision for credit losses increased $5.7 million, or 9.4%, to $66.2 million during the three months ended September 30, 2026, from $60.5 million during the prior-year period. The increase was due to an increase in net credit losses of $8.1 million, partially offset by a $2.4 million lower build in the allowance for credit losses, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the three months ended September 30, 2026 and 2025, the allowance for credit losses included builds of $6.8 million and $9.2 million, respectively. The lower build in the allowance year-over-year was primarily driven by lower portfolio growth, partially offset by changes in estimated future macroeconomic impacts on credit losses. The allowance for credit losses as a percentage of net finance receivables increased to 10.4% as of September 30, 2026, from 10.3% as of September 30, 2025, primarily due to changes in estimated future macroeconomic impacts on credit losses.

Net Credit Losses. Net credit losses increased $8.1 million, or 15.8%, to $59.4 million during the three months ended September 30, 2026, from $51.3 million during the prior-year period. The net credit loss rate was 10.9% during the three months ended September 30, 2026, compared to 10.2% during the prior-year period. The increase in the net credit loss rate was attributable to loans originated in 2025 within higher-risk segments (for which underwriting standards have since been tightened) and the impact of slower portfolio growth during the nine months ended September 30, 2026, compared to the same period in 2025.

Delinquency Performance. Our delinquency rate increased to 7.5% as of September 30, 2026, from 7.0% as of the prior-year period. The increase included the impacts from the performance of higher-risk segments that we have since tightened and slower portfolio growth during the nine months ended September 30, 2026, compared to the same period in 2025.

The following tables include delinquency balances by aging category and by product for the periods indicated:

	Contractual Delinquency by Aging
Dollars in thousands	September 30, 2026		September 30, 2025
Current	$1,860,883	84.2%	$1,740,356	84.8%
1 to 29 days past due	183,257	8.3%	168,380	8.2%
Delinquent accounts:
30 to 59 days	43,967	2.0%	40,100	1.9%
60 to 89 days	36,937	1.7%	31,914	1.6%
90 to 119 days	31,585	1.4%	26,304	1.2%
120 to 149 days	27,927	1.3%	23,722	1.2%
150 to 179 days	25,369	1.1%	22,241	1.1%
Total delinquency	$165,785	7.5%	$144,281	7.0%
Total net finance receivables	$2,209,925	100.0%	$2,053,017	100.0%

	Contractual Delinquency by Product
Dollars in thousands	September 30, 2026		September 30, 2025
Large loans	$111,586	6.4%	$85,865	5.7%
Small loans	54,199	11.6%	58,416	10.8%
Total	$165,785	7.5%	$144,281	7.0%

General and Administrative Expenses. Our general and administrative expenses increased $4.6 million, or 7.1%, to $68.6 million during the three months ended September 30, 2026, from $64.1 million during the prior-year period. The increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $1.0 million, or 2.6%, to $40.5 million during the three months ended September 30, 2026, from $39.5 million during the prior-year period. The increase was primarily driven by a reduction in capitalized loan origination costs of $2.2 million, which was inclusive of a $1.7 million reduction associated with labor costs for the bank partnership program that are expensed as incurred rather than deferred (as described above in “Factors Affecting Our Results of Operations”), increased labor costs of $1.0 million to support growth, and increased recruiter fees of $0.2 million. The increase was partially offset by lower incentive compensation of $1.6 million, lower severance expense of $0.5 million, and lower executive costs of $0.3 million.

Occupancy. Occupancy expenses increased $0.3 million, or 4.1%, to $7.5 million during the three months ended September 30, 2026, from $7.2 million during the prior-year period, primarily due to expenses associated with opening 14 new branches since the prior-year period.

Marketing. Marketing expenses increased $1.1 million, or 26.1%, to $5.3 million during the three months ended September 30, 2026, from $4.2 million during the prior-year period. The increase was primarily due to higher digital marketing costs of $0.7 million, $0.5 million of which were digital marketing costs associated with the bank partnership program that are expensed as incurred rather than deferred (as described above in “Factors Affecting Our Results of Operations”), and an increase in direct mail activity of $0.4 million to support growth.

Other Expenses. Other expenses increased $2.1 million, or 16.2%, to $15.3 million during the three months ended September 30, 2026, from $13.2 million during the prior-year period. Other expenses increased $1.4 million due to deployment of digital and technological capabilities, including our new front-end branch origination platform, and $0.3 million due to higher credit bureau fees. In addition, we often experience increases in other expenses including legal expenses, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our operating expense ratio decreased to 12.6% during the three months ended September 30, 2026, from 12.8% during the prior-year period, as we have grown our loan portfolio and controlled expense growth. The current-period ratio was inclusive of a 40 basis point increase related to bank partnership origination costs that are expensed as incurred rather than deferred (as described above in “Factors Affecting Our Results of Operations”).

Interest Expense. Interest expense increased $2.2 million, or 9.9%, to $24.1 million during the three months ended September 30, 2026, from $22.0 million during the prior-year period primarily due to an increase in the average balance of our debt facilities. The average balance of our debt facilities increased to $1.7 billion during the three months ended September 30, 2026, from $1.5 billion during the prior-year period. Our cost of funds remained consistent at 4.4% during the three months ended September 30, 2026 and 2025.

Income Taxes. Income taxes increased $0.1 million, or 2.3%, to $4.7 million during the three months ended September 30, 2026, from $4.6 million during the prior-year period. The increase was primarily due to a $0.9 million increase in income before income taxes compared to the prior-year period. Our effective tax rates were 23.8% and 24.3% for the three months ended September 30, 2026 and 2025, respectively.

Comparison of the Nine Months Ended September 30, 2026, versus the Nine Months Ended September 30, 2025

Net Income. Net income increased $3.2 million, or 10.0%, to $34.7 million during the nine months ended September 30, 2026, from $31.5 million during the prior-year period. The change in net income is explained in greater detail below.

Revenue. Total revenue increased $38.2 million, or 8.0%, to $514.1 million during the nine months ended September 30, 2026, from $475.9 million during the prior-year period. The components of revenue are explained in greater detail below.

Interest and Fee Income. Interest and fee income increased $30.4 million, or 7.1%, to $456.3 million during the nine months ended September 30, 2026, from $425.9 million during the prior-year period, primarily due to a 10.4% increase in average net finance receivables. The increase was partially offset by a 0.9% decrease in interest and fee yield. The decrease in yield was primarily due to the continued mix shift toward larger loans and auto-secured products, which carry lower yields and lower loss rates, as well as pricing changes and credit performance.

The following table sets forth the average net finance receivables balance and interest and fee yield for our loan products for the periods indicated:

	Nine Months Ended September 30,			Nine Months Ended September 30,
Dollars in thousands	2026	2025	YoY % Inc (Dec)	2026	2025	YoY Inc (Dec)
Large loans	$1,637,139	$1,391,470	17.7%	26.7%	26.6%	0.1%
Small loans	499,586	543,402	(8.1)%	34.4%	36.4%	(2.0)%
Total	$2,136,725	$1,934,872	10.4%	28.5%	29.4%	(0.9)%

Total originations remained consistent at $1.4 billion during both the nine months ended September 30, 2026 and the prior-year period. The following table represents the principal balance of loans originated, refinanced, and purchased for the periods indicated:

	Nine Months Ended September 30,
Dollars in thousands	2026	2025	YoY $ Inc (Dec)	YoY % Inc (Dec)
Large loans	$1,042,714	$941,337	$101,377	10.8%
Small loans	379,125	483,377	(104,252)	(21.6)%
Total	$1,421,839	$1,424,714	$(2,875)	(0.2)%

The following table summarizes the components of the increase in interest and fee income when comparing the nine months ended September 30, 2026 and 2025:

	Increase (Decrease)
Dollars in thousands	Volume	Rate	Volume & Rate	Net
Large loans	$49,041	$384	$67	$49,492
Small loans	(11,946)	(7,772)	627	(19,091)
Product mix	7,339	(5,319)	(2,020)	—
Total	$44,434	$(12,707)	$(1,326)	$30,401

Insurance Income, Net. Insurance income, net decreased $0.7 million, or 2.0%, to $33.5 million during the nine months ended September 30, 2026, from $34.2 million during the prior-year period. During both the nine months ended September 30, 2026 and 2025, personal property insurance premiums represented the largest component of aggregate earned insurance premiums. During both the nine months ended September 30, 2026 and 2025, life insurance claims expense represented the largest component of direct insurance expenses.

The following table summarizes the components of insurance income, net for the periods indicated:

	Nine Months Ended September 30,
Dollars in thousands	2026	2025	YoY $ B(W)	YoY % B(W)
Earned premiums	$43,420	$43,548	$(128)	(0.3)%
Claims, reserves, and certain direct expenses	(9,907)	(9,361)	(546)	(5.8)%
Insurance income, net	$33,513	$34,187	$(674)	(2.0)%

Earned premiums decreased by $0.1 million, and claims, reserves, and certain direct expenses increased by $0.5 million, in each case compared to the prior-year period. The decrease in earned premiums was primarily attributable to growth in bank partnership loans, for which certain insurance products are not offered. Claims, reserves, and direct expenses increased primarily due to a prior-year release in personal property insurance reserves related to previous hurricane activity.

Other Income. Other income increased $8.4 million, or 53.5%, to $24.2 million during the nine months ended September 30, 2026, from $15.8 million during the prior-year period, primarily due to marketing, processing, and servicing fee income earned through our bank partnership program of $8.5 million.

Provision for Credit Losses. Our provision for credit losses increased $21.0 million, or 11.7%, to $200.0 million during the nine months ended September 30, 2026, from $179.1 million during the prior-year period. The increase was due to an increase in net credit losses of $23.6 million, partially offset by the change in the allowance for credit losses of $2.6 million, in each case compared to the prior-year period. The increase in the provision for credit losses is explained in greater detail below.

Allowance for Credit Losses. We evaluate delinquency and losses in each of our loan products in establishing the allowance for credit losses. During the nine months ended September 30, 2026 and 2025, the allowance for credit losses included builds of $9.9 million and $12.5 million, respectively. The allowance for credit losses as a percentage of net finance receivables increased to 10.4% as of September 30, 2026, from 10.3% as of September 30, 2025, primarily due to changes in estimated future macroeconomic impacts on credit losses.

Net Credit Losses. Net credit losses increased $23.6 million, or 14.2%, to $190.1 million during the nine months ended September 30, 2026, from $166.6 million during the prior-year period. The net credit loss rate was 11.9% during the nine months ended September 30, 2026, compared to 11.5% during the prior-year period. The increase in the net credit loss rate was attributable to loans originated in 2025 within higher-risk segments (for which underwriting standards have since been tightened) and the impact of slower portfolio growth during the nine months ended September 30, 2026, compared to the same period in 2025.

Delinquency Performance. Our delinquency rate increased to 7.5% as of September 30, 2026, from 7.0% as of the prior-year period. The increase included the impacts from the performance of higher-risk segments that we have since tightened and slower portfolio growth during the nine months ended September 30, 2026, compared to the same period in 2025.

General and Administrative Expenses. Our general and administrative expenses increased $5.7 million, or 2.9%, to $198.7 million during the nine months ended September 30, 2026, from $193.1 million during the prior-year period. The increase in general and administrative expenses is explained in greater detail below.

Personnel. The largest component of general and administrative expenses was personnel expense, which increased $0.1 million, or 0.1%, to $119.3 million during the nine months ended September 30, 2026, from $119.2 million during the prior-year period. The increase was driven by higher labor costs of $2.4 million to support growth, a reduction in capitalized loan origination costs of $1.8 million, which was inclusive of a $2.2 million reduction associated with labor costs for the bank partnership program that are expensed as incurred rather than deferred (as described above in “Factors Affecting Our Results of Operations”), and higher recruiter fees of $0.4 million. The increase was partially offset by lower incentive compensation of $3.0 million, lower executive transition costs of $1.1 million, and lower severance expense of $0.5 million.

Occupancy. Occupancy expenses increased $1.2 million, or 5.7%, to $22.2 million during the nine months ended September 30, 2026, from $21.0 million during the prior-year period, primarily due to expenses associated with opening 14 new branches since the prior-year period.

Marketing. Marketing expenses decreased $0.3 million, or 2.0%, to $14.4 million during the nine months ended September 30, 2026, from $14.7 million during the prior-year period. The decrease was primarily due to optimization of our framework for direct mail marketing of $1.3 million, partially offset by higher digital marketing costs of $1.0 million, $0.6 million of which were associated with the bank partnership program that are expensed as incurred rather than deferred (as described above in “Factors Affecting Our Results of Operations”).

Other Expenses. Other expenses increased $4.7 million, or 12.3%, to $42.9 million during the nine months ended September 30, 2026, from $38.2 million during the prior-year period. Other expenses increased $3.1 million due to deployment of digital and technological capabilities, including our new front-end branch origination platform, $0.7 million due to higher credit bureau fees, and $0.5 million due to bank partnership fees. In addition, we often experience increases in other expenses including legal expenses, bank fees, and certain professional expenses as we grow our loan portfolio and expand our market footprint.

Operating Expense Ratio. Our operating expense ratio decreased to 12.4% during the nine months ended September 30, 2026, from 13.3% during the prior-year period, as we have grown our loan portfolio and controlled expense growth. The current-period ratio was inclusive of a 20 basis point increase related to bank partnership origination costs that are expensed as incurred rather than deferred (as described above in “Factors Affecting Our Results of Operations”).

Interest Expense. Interest expense increased $7.9 million, or 12.7%, to $70.1 million during the nine months ended September 30, 2026, from $62.2 million during the prior-year period primarily due to an increase in the average balance of our debt facilities. The average balance of our debt facilities increased to $1.7 billion during the nine months ended September 30, 2026, from $1.5 billion during the prior-year period. Our cost of funds increased 0.1% to 4.4% during the nine months ended September 30, 2026, from 4.3% during the prior-year period.

Income Taxes. Income taxes increased $0.5 million, or 4.5%, to $10.6 million during the nine months ended September 30, 2026, from $10.1 million during the prior-year period. The increase was primarily due to a $3.6 million increase in income before income taxes compared to the prior-year period. Our effective tax rates were 23.4% and 24.3% for the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Our primary cash needs relate to the funding of our lending activities, including the purchase of loans from Column under our bank partnership program, and, to a lesser extent, expenditures relating to improving our technology infrastructure and expanding and maintaining our branch locations. We have historically financed, and plan to continue to finance, our short-term and long-term operating liquidity and capital needs through a combination of cash flows from operations and borrowings under our debt facilities, including our senior revolving credit facility, revolving warehouse credit facilities, and asset-backed securitization transactions, all of which are described below. We continue to seek ways to diversify our funding sources. As of September 30, 2026, our funded debt-to-equity ratio was 4.6 to 1.0 and our stockholders’ equity ratio was 17.3%, compared to 4.4 to 1.0 and 17.7%, respectively, as of December 31, 2025.

Cash increased to $7.6 million as of September 30, 2026, from $3.8 million as of December 31, 2025. We had immediate availability to draw down cash from our revolving credit facilities of $96.4 million and $145.3 million as of September 30, 2026 and December 31, 2025, respectively. Our unused capacity on our revolving credit facilities (subject to the borrowing base) was $323.8 million and $511.4 million as of September 30, 2026 and December 31, 2025, respectively. Our debt balance was $1.7 billion as of both September 30, 2026 and December 31, 2025.

Based upon anticipated cash flows, we believe that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and operations over the next twelve months, as well as into the future.

From time to time, we have extended the maturity date of and increased the borrowing limits under our senior revolving credit facility. While we have successfully obtained such extensions and increases in the past, there can be no assurance that we will be able to do so if and when needed in the future. As of September 30, 2026, the revolving period maturities of our revolving credit facilities and securitizations (each as described below within “Financing Arrangements and Restricted Cash Reserve Accounts”) ranged from November 2026 to August 2028, with the exception of the RMIT 2022-1, RMIT 2021-2, and RMIT 2021-3 securitizations, for which the revolving periods ended in February 2025, July 2026, and September 2026, respectively. We had not exercised our right to redeem the notes of any of these securitizations as of September 30, 2026. There can be no assurance that we will be able to secure an extension of the warehouse credit facilities or close additional securitization transactions if and when needed in the future.

Dividends and Stock Repurchases.

The Board may in its discretion declare and pay cash dividends on our common stock. The following table sets forth the quarterly dividends declared and paid for the nine months ended September 30, 2026:

Period	Declaration Date	Record Date	Payment Date	Dividends Declared Per Common Share	Dividends Paid (in thousands)
1Q 26	February 4, 2026	February 19, 2026	March 12, 2026	$0.30	$3,419
2Q 26	April 29, 2026	May 20, 2026	June 10, 2026	0.30	$2,721
3Q 26	July 29, 2026	August 19, 2026	September 16, 2026	0.30	$2,638
Totals				$0.90	$8,778

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

In December 2024, we announced that the Board had authorized a $30.0 million stock repurchase program. The authorization was effective immediately and extended through December 31, 2026. In November 2025, we announced that our Board had approved a $30.0 million increase in the amount authorized under the stock repurchase program announced in December 2024, from $30.0 million to $60.0 million. The authorization was effective immediately and extends through June 30, 2027. As of September 30, 2026, we had repurchased 1.4 million shares of common stock at a total cost of $50.4 million, including commissions and excise taxes, over the life of the program.

Cash Flow.

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2026 was $244.3 million, compared to $229.0 million during the prior-year period, a net increase of $15.3 million. The increase in net cash provided was primarily due to the year-over-year growth of our loan portfolio.

Investing Activities. Investing activities consist of originations and repayments of finance receivables, purchases of intangible assets, and purchases of property and equipment. Net cash used in investing activities during the nine months ended September 30, 2026 was $265.5 million, compared to $328.0 million during the prior-year period, a net decrease in cash used of $62.5 million. The decrease in net cash used was primarily due to higher repayments of finance receivables.

Financing Activities. Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities during the nine months ended September 30, 2026 was $64.1 million, compared to $71.9 million during the prior-year period, a net decrease of $7.8 million. The decrease in net cash provided was primarily due to an increase in the repurchases of common stock and a decrease in the net advances on debt instruments.

Financing Arrangements and Restricted Cash Reserve Accounts.

As of September 30, 2026, we had five credit facilities outstanding and, from time to time, we engage in the private offering and sale of asset-backed notes. As part of our overall funding strategy, we have transferred certain finance receivables to affiliated VIEs for asset-backed financing transactions. Our debt arrangements described below, other than our senior revolving credit facility, are issued by each of our RMR and RMIT SPEs, which are considered VIEs under GAAP. These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $111.8 million and $81.8 million as of September 30, 2026 and December 31, 2025, respectively. Our debt arrangements also contain various debt covenants. We were in compliance with all such debt covenants as of September 30, 2026.

Revolving Credit Facilities. The following is a summary of our revolving credit facilities as of September 30, 2026:

Dollars in thousands	Capacity	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Maturity Date
Senior	$355,000	$225,798	6.4%	$—	$—	Aug 2028
RMR IV warehouse	$125,000	$54,678	5.9%	$689	$4,512	May 2028
RMR V warehouse	$100,000	$66,196	6.2%	$412	$5,658	Nov 2028
RMR VI warehouse	$75,000	$56,373	5.7%	$375	$5,099	Apr 2029
RMR VII warehouse	$125,000	$55,521	5.7%	$364	$4,926	Oct 2028

Securitizations. The following is a summary of our securitizations as of September 30, 2026:

Dollars in thousands	Issue Amount	Debt Balance	Effective Interest Rate	Restricted Cash Reserves	Restricted Cash Collection	Revolving Period End Date	Maturity Date
RMIT 2021-2	$200,000	$172,080	2.4%	$2,083	$15,210	Jul 2026	Aug 2033
RMIT 2021-3	$125,000	$125,202	3.9%	$1,471	$15,691	Sep 2026	Oct 2033
RMIT 2022-1	$250,000	$36,895	5.8%	$2,646	$4,738	Feb 2025	Mar 2032
RMIT 2024-1	$187,305	$187,788	6.2%	$1,078	$11,642	May 2027	Jul 2036
RMIT 2024-2	$250,000	$250,557	5.3%	$1,418	$14,666	Nov 2026	Dec 2033
RMIT 2025-1	$265,000	$265,585	5.3%	$1,489	$15,393	Mar 2027	Apr 2034
RMIT 2025-2	$252,810	$253,318	4.8%	$1,389	$14,253	Oct 2027	Nov 2037

RMC Reinsurance. Our wholly owned subsidiary, RMC Reinsurance, Ltd., is required to maintain reserves against life insurance policies ceded to it, as determined by the ceding company. These reserves are comprised of restricted cash and restricted AFS investments. As of September 30, 2026, the reserves totaled $24.6 million.

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

Macroeconomic Sensitivity. To demonstrate the sensitivity of forecasting macroeconomic conditions, we stressed our macroeconomic model with a 10% increased weighting toward slower near-term growth that would have increased our reserves as of September 30, 2026 by $1.7 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect our results of operations and financial condition. We originate finance receivables either at prevailing market rates or at statutory limits, and we purchase finance receivables under our bank partnership program that bear interest at rates set under program terms approved by Column. Our finance receivables are structured on a fixed-rate, fixed-term basis. Accordingly, subject to statutory limits and program terms, our ability to react to changes in prevailing market rates is dependent upon the speed at which our customers pay off or renew loans in our existing loan portfolio, which allows us to originate or purchase new loans at prevailing market rates. Because our large loans have longer maturities than our small loans and typically renew at a slower rate than our small loans, our reaction time to changes may be affected as our large loans change as a percentage of our portfolio.

We also are exposed to changes in interest rates as a result of certain borrowing activities. As of September 30, 2026, the interest rates on 74% of our debt (the securitizations) were fixed. We maintain liquidity and fund our business operations in part through variable-rate borrowings under a senior revolving credit facility and multiple revolving warehouse credit facilities. As of September 30, 2026, the balances and key terms of the credit facilities’ interest rate risk were as follows:

Revolving Credit Facility	Debt Balance (in thousands)	Interest Payment Frequency	Floor	Margin	Rate Type	Effective Interest Rate
Senior	$225,798	Monthly	0.5%	2.8%	1-month SOFR	6.4%
RMR IV warehouse	54,678	Monthly	—	2.3%	1-month SOFR	5.9%
RMR V warehouse	66,196	Monthly	—	2.1%	Conduit	6.2%
RMR VI warehouse	56,373	Monthly	—	2.1%	1-month SOFR	5.7%
RMR VII warehouse	55,521	Monthly	—	2.1%	1-month SOFR	5.7%
Total	$458,566

Based on the underlying rates and the outstanding balances as of September 30, 2026, an increase of 100 basis points in the rates of our revolving credit facilities would result in approximately $4.6 million of increased interest expense on an annual basis, in the aggregate, under these borrowings.

The nature and amount of our debt may vary as a result of future business requirements, market conditions, and other factors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our share repurchase transactions (excluding both commissions and excise taxes) during the three months ended September 30, 2026:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2026 — July 31, 2026	118,468	$42.21	118,468	$15,000,045
August 1, 2026 — August 31, 2026	147,177	33.97	147,177	$10,000,027
September 1, 2026 — September 30, 2026	—	—	—	$10,000,027
Total	265,645	$37.64	265,645

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

ITEM 5. OTHER INFORMATION.

On August 3, 2026, Sandra Johnson, Ph.D., a member of the Board, adopted a Rule 10b5-1 trading arrangement. The Rule 10b5-1 trading arrangement, which terminates pursuant to its terms on February 2, 2027, provides for the potential sale of up to 8,100 shares of the Company’s common stock.

Except as set forth above, during the three months ended September 30, 2026, none of the Company’s officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

REGIONAL MANAGEMENT CORP.

Date: October 30, 2026	By:	/s/ Harpreet Rana
Harpreet Rana, Executive Vice President and Chief Financial and Administrative Officer
(Principal Financial Officer and Duly Authorized Officer)